Form 10-Q
period 1996-03-31
FEMALE HEALTH CO
filed 1996-05-15
CIK 863894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18849
                                                -------

                        The Female Health Company, Inc.
         -------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Wisconsin                                     39-1144397
- -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


919 N. Michigan Avenue, Suite 2208, Chicago, IL                 60611
- -----------------------------------------------             ------------
   (Address of Principal Executive Offices)                  (Zip Code)

                                (312) 280-2281
         -------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                Not applicable
         -------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value -- 6,468,312 shares outstanding as of May 13, 1996

                                   FORM 10-Q

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

                                     INDEX

PART I.  FINANCIAL INFORMATION:                                        PAGE
                                                                       ----

         Unaudited Condensed Consolidated Balance Sheets -
          March 31, 1996 and September 30, 1995..................        3

         Unaudited Condensed Consolidated
          Statements of Operations -
          Three Months Ended March 31, 1996
          and March 31, 1995.....................................        4

         Unaudited Condensed Consolidated
          Statements of Operations -
          Six Months Ended March 31, 1996
          and March 31, 1995.....................................        5

         Unaudited Condensed Consolidated
          Statements of Cash Flows -
          Six Months Ended March 31, 1996
          and March 31, 1995.....................................        6

         Notes to Unaudited Condensed Consolidated
          Financial Statements...................................        7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................       14

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security
                   Holders.......................................       26
         Item 6.  Exhibits and Reports on Form 8-K...............       26

SIGNATURES.......................................................       28

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     September 30,
                                                                       1996            1995
                                                                   ------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                        $  1,357,150    $  1,521,344
  Trade accounts receivable, net                                        657,475         415,089
  Inventories, net of allowance for obsolescence of
    $1,300,000 and $1,000,000 at March 31, 1996 and
    September 30, 1995, respectively -- Note 7                        2,919,965       3,192,570
  Prepaid expenses and other current assets                             206,183         233,095
  Net current assets of discontinued operations -- Note 3                    --       3,913,511
                                                                   ------------    ------------
      Total Current Assets                                            5,140,773       9,275,609
Prepaid royalties                                                            --       1,875,491
Intangibles and other assets                                          2,569,030         399,062

Furniture, fixtures and equipment                                     4,026,220         351,784
Less accumulated depreciation and amortization                         (217,972)       (115,644)
                                                                   ------------    ------------
                                                                      3,808,248         236,140
Net noncurrent assets of discontinued operations -- Note 3                   --       1,952,269
                                                                   ------------    ------------
                                                                   $ 11,518,051    $ 13,738,571
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank                                            $         --    $    109,503
  Notes payable to stockholders                                       2,160,000              --
  Trade accounts payable                                              1,080,042       1,121,549
  Accrued royalty and exclusivity fees                                       --       4,761,198
  Accrued expenses and other current liabilities                        391,130          29,648
  Due to stockholder                                                         --          19,795
  Current portion of long-term debt and capital lease
    obligations                                                       2,166,513          56,703
                                                                   ------------    ------------
      Total Current Liabilities                                       5,797,685       6,098,396

Long-term debt and capital lease obligations, less current
  maturities                                                            633,144          89,017

Stockholders' Equity:
Convertible preferred stock                                                  --              --
Common stock                                                             63,928          63,928
Paid-in-capital                                                      29,411,702      29,411,702
Translation (loss)                                                      (19,983)             --
Accumulated deficit                                                 (24,368,425)    (21,924,472)
                                                                   ------------    ------------
Total Stockholders' Equity                                            5,087,222       7,551,158

                                                                   $ 11,518,051    $ 13,738,571
                                                                   ============    ============

      See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      March 31,
                                            ------------------------------
                                               1996               1995
                                            -----------        -----------
Net revenues                                $   263,561        $   426,434
Cost of products sold                           661,566            293,681
                                            -----------        -----------
                                               (398,005)           132,753
Expenses:
  Selling                                       549,522          1,026,123
  General and administrative                    894,233            270,776
  Research and new product development           82,895             43,469
  Reality exclusivity fees                           --            869,746
                                            -----------        -----------
                                              1,526,650          2,210,114

Operating loss                               (1,924,655)        (2,077,361)

Non operating expense                           (51,955)           (12,364)
                                            -----------        -----------
Loss from continuing operations              (1,976,610)        (2,089,725)

Discontinued operations (Note 3):
  Loss from operations, net of
    applicable income tax benefit
    of $0 and $15,000                         (4,461)          (315,813)
                                            -----------        -----------

Net Loss                                    $(1,981,071)       $(2,405,538)
                                            ===========        ===========

Net loss per common and dilutive common
  equivalent shares outstanding:
  Continuing operations                     $     (0.31)       $     (0.39)
  Discontinued operations                            --              (0.06)
                                            -----------        -----------
                                            $     (0.31)       $     (0.45)
                                            ===========        ===========
Weighted average number of common and
  dilutive common equivalent
  shares outstanding                          6,392,732          5,392,693
                                             ===========        ===========

      See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Six Months Ended March 31,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------
Net revenues                                        $   730,508    $   982,902
Cost of products sold                                   988,164        690,972
                                                    -----------    -----------
                                                       (257,656)       291,930
Expenses:
  Selling                                               797,334      3,092,224
  General and administrative                          1,140,209        603,575
  Research and new product
    development                                         154,612         67,415
  Reality exclusivity fees                                   --      1,727,390
                                                    -----------    -----------
                                                      2,092,155      5,490,604
                                                    -----------    -----------

Operating loss                                       (2,349,811)    (5,198,674)

Non operating expense                                   (89,681)       (16,066)
                                                    -----------    -----------
Loss from continuing operations                      (2,439,492)    (5,214,740)

Discontinued operations (Note 3):
  Loss from operations, net of
    applicable income tax benefit of
    $0 and $15,000                                   (4,461)      (619,747)
                                                    -----------    -----------

Net Loss                                            $(2,443,953)   $(5,834,487)
                                                    ===========    ===========

Net loss per common and dilutive common equivalent
  shares outstanding:
  Continuing operations                             $     (0.38)   $     (0.92)
  Discontinued operations                                    --          (0.11)
                                                    -----------    -----------
                                                    $     (0.38)   $     (1.03)
                                                    ===========    ===========

Weighted average number of common and
  dilutive common equivalent shares
  outstanding                                         6,392,732      5,666,522
                                                    ===========    ===========

      See notes to unaudited condensed consolidated financial statements

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months ended March 31,
                                                         1996          1995
                                                      -----------   -----------
Operating Activities:
  Net (loss)                                          $(2,443,953)  $(5,834,487)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities:
      Provision for Reality exclusivity fees                   --     1,727,390
      Depreciation and amortization                       217,185        30,193
      Provision for doubtful accounts and returns          83,168        46,857
      Provision for inventory obsolescence                300,000            --
      Changes in operating assets and
        liabilities of continuing operations           (1,431,776)     (907,517)
      Discontinued operations -- noncash
        charges and working capital changes                    --      (334,590)
                                                      -----------   -----------
Net cash provided by (used in) operating
  activities                                           (3,275,376)   (5,272,154)
Investing Activities:
  Equipment purchases, net of disposals                  (268,803)       (2,064)
  Purchase of Chartex                                  (5,191,565)           --
  Other                                                        --        (8,448)
  Investing activities of discontinued operations              --      (176,687)
  Sale of WPC Holdings                                  7,250,000            --
  Expenses incurred with sale of WPC Holdings            (681,608)           --
                                                      -----------   -----------
Net cash provided by (used in)                          1,108,024      (187,199)
  investing activities
Financing Activities:
  Proceeds from issuance of Common Stock and other             --     3,167,715
  Costs of Common Stock issuance                               --       (25,200)
  Proceeds from issuance of notes to stockholders       2,160,000            --
  Decrease in notes payable                              (109,503)           --
  Payments of long-term capital lease obligations         (27,544)      (17,386)
  Payment to shareholder                                  (19,795)
  Financing activities of discontinued operations              --        (3,379)
                                                      -----------   -----------
Net cash provided by financing activities               2,003,158     3,121,750
                                                      -----------   -----------
Increase (decrease) in cash and cash equivalents         (164,194)   (2,337,603)
Cash and cash equivalents at beginning of period        1,521,344     3,525,145
                                                      -----------   -----------
Cash and cash equivalents at end of period            $ 1,357,150   $ 1,187,542
                                                      ===========   ===========

      See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

NOTE 2 - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
         --------------------------------------------------------

          Income (loss) per Common and Common Equivalent share is based on the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the period.

NOTE 3 - DISCONTINUED OPERATIONS
         -----------------------

          On March 10, 1995, the Company's Board of Directors approved a formal plan to sell WPC Holdings, Inc. ("Holdings"). On June 20, 1995, the Company entered into a definitive agreement with a third party to sell Holdings for total consideration of $8.75 million, valued for accounting purposes at $8.285 million. The definitive agreement (as amended) required that the sale of Holdings close in early 1996. The Company completed the sale of Holdings on January 29, 1996. See Note 5.

          As a result of adopting a formal plan of disposition of Holdings (which contained the leisure time, institutional health care and other products segments), the Company has accounted for Holdings as a discontinued operation, using a March 10, 1995 measurement date and, accordingly, prior period financial statements have been reclassified to reflect the discontinuation of these segments. The Company has realized income from discontinued operations during the period from the measurement date (March 10, 1995) through the date of disposal (January 29, 1996) and ultimately realized a loss on the sale of Holdings. Since the measurement date and through September 30, 1995, the Company has recorded income from discontinued operations of $684,346. The Company deferred recognition of its 100% share of Holdings loss of $(229,000)

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996

NOTE 3 - DISCONTINUED OPERATIONS - CONTINUED
         -----------------------------------

for the period from October 1, 1995 through January 29, 1996. The deferred loss has been included with other expenses incurred and in connection with the sale of Holdings.

Net revenues of the discontinued operations were as follows:

                      Three Months Ended         Six Months Ended
                          March 31,                  March 31,
                    -----------------------   -----------------------
                       1996         1995         1996         1995
                    ----------   ----------   ----------   ----------
   Net revenues     $1,167,396   $2,933,238   $3,258,346   $4,445,412

          Net assets of Holdings have been segregated on the consolidated balance sheets from their historic classifications to separately identify them. Details of such amounts (exclusive of cash of $1,297,766 as of September 30, 1995) were as follows:

                                                       September 30
                                                          1995
                                                       ------------
            Accounts receivable-net..............      $ 1,436,736
            Inventory............................        3,030,483
            Prepaid expense and other............          339,310
            Trade accounts payable...............         (439,640)
            Accrued expenses.....................         (328,715)
            Current maturities of capital lease
             obligations.........................         (124,663)
                                                       -----------
            Net current assets of discontinued
             operations..........................      $ 3,913,511
                                                       ===========
            Property, plant and equipment-net....      $ 2,469,898
            Intangibles-net......................          890,843
            Other assets.........................           75,340
            Long-term portion of capital lease
             obligations.........................       (1,458,204)
            Minority interest....................          (25,608)
                                                       -----------
            Net noncurrent assets of discontinued
             operations..........................      $ 1,952,269
                                                       ===========

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996

NOTE 4 - FINANCIAL CONDITION
         -------------------

          Historically, the Company has utilized capital to: a) fund losses from continuing operations due principally to paying minimum royalties ("exclusivity fees"), initiating the product launch of the female condom and obtaining FDA approval; and b) purchase finished goods inventory related to the licensing/royalty agreements with Chartex.

          As discussed in Notes 3, 5 and 6, the Company has recently completed the sale of Holdings and utilized the proceeds from the sale to purchase the manufacturer and the Company's supplier of the female condom, Chartex International, PLC and its parent, Chartex Resources Limited (collectively -- "Chartex"). The Company together with Chartex have fixed cash expenses of approximately $400,000 per month before capital expenditures and debt repayment. The Company had approximately $2.4 million of cash available for working capital purposes immediately following the Chartex Acquisition on February 1, 1996. If the Company meets its operating plans, it will need to source at least approximately $2 million within the 4 months following March 31, 1996 and a cumulative amount of approximately $8.1 million by March 31, 1997.

          The Company intends to seek to source the foregoing amounts from one or more of the following sources: refinance of the Chartex manufacturing facility (including extraction of $1 million of cash from equity (appraised value in excess of current loan value) totaling up to $2.7 million; up to $768,000 from an economic development grant from the U.K. Regional Selective Assistance Program (the "Program") which has been awarded to the Company. It is anticipated that $300,000 will be received under this grant in 1996 and the remainder in future years based on the achievement of certain employment, operational and investment goals. The Company is required to utilize 50% of any amounts it receives from this grant to prepay a portion of the (Pounds)520,000 note which the Company issued as part of the consideration of the Chartex Acquisition; in addition, the grant is repayable by the Company to the Program if certain conditions to the grant are not satisfied; up to $0.6 million from a working capital credit facility which would be based on eligible accounts receivable; and approximately $6.0 million from sales of Common Stock. However, there can be no assurance that the Company will be able to source all or any portion of this required capital through these or other sources or that such amount, if raised, will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, any such funds raised may be costly to the Company and/or dilutive to existing shareholders.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996

NOTE 4 - FINANCIAL CONDITION - CONTINUED
         -------------------------------

          If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations. The Company has had preliminary contacts with two possible sources for a refinancing of the Chartex facility. Based on these discussions, management believes that the Company will be able to complete a refinancing before the end of 1996. The Company does not currently have in place any accounts receivable financing or other line of credit financing.

NOTE 5 - SALE OF HOLDINGS
         ----------------

          On June 20, 1995 the Company entered into a stock purchase agreement (the "Purchase Agreement") with WPC Acquisition Corporation ("Buyer"), an affiliate of JLS Investment Group, Inc. and M & I Ventures Corporation for the sale of 100% of the issued and outstanding common stock of its wholly-owned subsidiary, Holdings.

          The Company believed the Holdings and Female Health businesses were disparate in nature and that selling Holdings and concentrating on the Female Health business represented the best long term opportunity.

          The sale of Holdings was approved by the Company's shareholders on January 18, 1996. The total consideration received was $8.75 million and the fair value of the aggregate consideration to the Company in connection with the sale was $8.285 million. On January 29, 1996 the sale was completed. The excess of the Company's investment in Holdings at closing (adjusted for intercompany amounts and the reimbursement to Holdings of certain expenses and after deducting the net deferred operating losses of Holdings for the period October 1, 1995 through the date of sale) over the fair value of the consideration received was $4,461. The Company recorded the excess as a loss on sale of discontinued operations during the quarter ended March 31, 1996.

          In connection with the Sale and except as specifically indicated in the Purchase Agreement, Buyer automatically assumed all of the liabilities of Holdings. However, the Company remains contingently liable for any obligations of the Company incurred in connection with Holdings if the Company is not able to get a release of such liability from the third-party creditor (the "Contingent Liabilities"). These Contingent Liabilities include the lease of Holdings' facilities (approximately $3.6 million of future payments) and employment agreements (with future payments of approximately $1.1 million) for

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996

NOTE 5 - SALE OF HOLDINGS - CONTINUED
         ----------------------------

certain officers of Holdings. Accordingly, if Buyer fails to pay any of the Contingent Liabilities, the Company would be required to pay them and then seek to collect from Buyer the amount paid by the Company.

NOTE 6 - ACQUISITION OF CHARTEX
         ----------------------

          On November 20, 1995 the Company entered into an agreement (the "Agreement") to purchase all of the issued and outstanding share capital of Chartex Resources Limited the parent company and sole owner of stock in Chartex International, PLC from Stamina Investments Limited ("Stamina"), a company incorporated in the British Virgin Islands. Completion of the acquisition of Chartex was conditioned on the Company's completion of its sale of Holdings (see
Note 5). The acquisition of Chartex closed on February 1, 1996.

          Chartex is based in London, England and owns certain world-wide intellectual property and proprietary manufacturing technology for the female condom. Chartex licenses the rights to sell the female condom to marketing partners throughout the world, including the Company in the U.S., Canada and Mexico and owns a manufacturing facility in London to supply the world-wide needs of the female condom.

          The Agreement provided for total consideration of (Pounds)4.0 million ($6.1 million) with a fair value of $5.9 million. Consideration included nonrefundable payments to fund Chartex's operating losses (Pounds)0.7 million ($1.1 million), (Pounds)2.45 million ($3.7 million) in cash at closing plus interest on (Pounds)2.45 million at LIBOR plus 1% from December 1, 1995 through closing ($0.05 million). In addition, the Company agreed to issue notes payable of (Pounds)312,500 ($0.5 million) due 6 months after closing with interest at LIBOR plus 1 1/8%, and a non-interest bearing note payable of (Pounds)520,000 ($0.8 million) with a discounted present value of (Pounds)375,000 or $0.6 million due three years after closing.

          Prior to closing, Stamina and a nonprofit foundation which has provided Stamina and Chartex with debt funding waived repayment of approximately (Pounds)20 million ($30 million) in notes payable by Chartex to them and paid (Pounds)10 million ($15 million) in outstanding notes payable from Chartex to a third party bank which were guaranteed by this nonprofit foundation.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996

NOTE 6 - ACQUISITION OF CHARTEX - CONTINUED
         ----------------------------------

          The Company had the following recorded assets and (liabilities) at September 30, 1995 which arose in connection with transactions with Chartex before its purchase by the Company:

            Prepaid royalty asset.............................  $ 1,830,578
            Capitalized option fee (included in other assets..  $   150,000
            Accrued minimum royalties.........................  $(4,761,198)
                                                                -----------
                Net liability.................................  $(2,780,620)
                                                                ===========

          These assets and liabilities were eliminated at the date of purchase of Chartex (February 1, 1996) and effectively reduced the aggregate fair value of consideration paid for Chartex (including expenses) from $6.3 million to $3.5 million. The fair value of the net assets purchased was $11.7 million.

          The acquisition of Chartex is accounted for as a purchase. The fair value of total consideration paid for Chartex (plus transaction expenses of $0.35 million) is less than the fair value of net assets purchased by $8.2 million ("bargain purchase"). The Company reduced the fair value of Chartex's long-term assets by the amount of the bargain purchase on a pro-rata basis. Costs incurred in connection with the acquisition of Chartex and payments for pre-close funding of Chartex's operating losses have included as part of the total cost of the Chartex acquisition.

          At December 31, 1995, Chartex had tax losses of approximately (Pounds)39 million ($59.2 million) that may be available to be carried forward and set off against future taxable profits.

          The results of Resources and Chartex are combined with the Company after the February 1, 1996 acquisition date.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996

NOTE 6 - ACQUISITION OF CHARTEX - CONTINUED
         ----------------------------------

          Unaudited proforma consolidated results of operations for the three months ended March 31, 1996 and 1995 and for the six months ended March 31, 1996 and 1995 as though Chartex had been aquired as of October 1, 1994 follow:

                                           Three Months Ended March 31,     Six Months Ended March 31,
                                           ----------------------------     ---------------------------
                                              1996             1995             1996           1995
                                           -----------      -----------     -----------     -----------
Net revenues                               $   287,000      $   791,000     $   786,000     $ 1,466,000
Net loss                                    (2,522,000)      (5,392,000)     (3,828,000)     (8,977,000)
Net loss per share                         $     (0.39)     $     (1.00)    $     (0.60)    $     (1.58)
                                           ===========      ===========     ===========     ===========
Weighted average number of common and
 dilutive common equivalent shares
 outstanding                                 6,392,732        5,392,693       6,392,732       5,666,522
                                           ===========      ===========     ===========     ===========

          The above amounts reflect adjustments for amortization of intangibles, and depreciation based upon revalued purchased assets, imputed interest on borrowed funds, and elimination of intercompany transactions.

NOTE 7 - INVENTORIES
         -----------

          The components of inventory consist of the following:

                             March 31,     September 30,
                                1996           1995
                             ----------    -------------
          Raw Material       $  617,590     $       --
          Finished Goods      2,302,375      3,192,570
                             ----------     ----------
                             $2,919,965     $3,192,570
                             ==========     ==========

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

          On March 10, 1995 the Company's Board of Directors (the "Board") approved a formal plan to dispose of the Company's Holdings subsidiary which included the leisure-time, institutional health care and other products segments. As a result of the Board's decision, the Company has reclassified financial information to reflect Holdings' operations as a discontinued segment. The sale of Holdings closed on January 29, 1996. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements.

          On November 20, 1995, the Company signed a definitive agreement to purchase Chartex. Chartex is the owner of certain intellectual property and proprietary manufacturing technology for the Company's sole continuing product, the female condom. Prior to the acquisition of Chartex, the Company licensed its rights to market and distribute Reality in its territories from Chartex. The acquisition of Chartex closed on February 1, 1996. See Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements.

          Continuing operations reflect the corporate and Female Health Company ("FHC") operations and Chartex operations from February 1, 1996.

          The purchase of Chartex provides the Company with certain worldwide intellectual property relating to the female condom, including patents which have been issued in the U.S., Japan and the European Union; proprietary manufacturing technology; and a state-of-the-art manufacturing facility. The purchase also resulted in the elimination of all previously booked and contingent liabilities, including royalties, from the Company to Chartex, and any prepaid royalties on the books of the Company. The acquisition enables the Company to develop worldwide strategies for the production and marketing of the female condom to consumers and the public sector. In addition, the acquisition of Chartex permits the Company to consider U.S. and worldwide partners on an unencumbered basis. The Company believes opportunity exists as the product has yet to be launched in most major global markets including Germany, France, Italy, Brazil, Mexico, Canada, India and China. The Company has an agreement with a $1.0 billion distribution division of a $5.0 billion Japanese company to launch the product in Japan. The launch will occur after Japanese regulatory approval which is expected in late 1996 or early 1997.

          As a result of the recent Chartex acquisition and sale of Holdings, the Company does not believe that its historical results of operations are necessarily indicative of future results.

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - CONTINUED
- -------------------

          The Company's only current product in continuing operations is the female condom, which is sold in the United States under the tradename "Reality(R)".

          As the only product commercially available which is controlled by the woman and which offers protection against unintended pregnancy and sexually transmitted disease, including AIDS, management believes the female condom provides a significant global opportunity to the Company.

          The female condom is a revolutionary new product which is in the early stages of commercialization. The female condom has been on retailers shelves in the United States since approximately September 1994 and has been launched in 14 other countries between 1992 and 1995 and since such time sales have been substantially lower than management's expectations. Accordingly, the ultimate level of consumer acceptance of the female condom is not yet known. Although management believes that with additional marketing and consumer education, sales will increase, if sales do not significantly increase, the Company will continue to report operating losses and may experience significant inventory write downs in the future and, ultimately, the Company's viability may be in jeopardy.

          For the period beginning with the commercial launch of Reality in the United States in the fourth quarter of fiscal 1994 and ending on March 31, 1996, the Company sold approximately 3.4 million Reality devices. The Company's average selling price during this period was $1.33 per device, including 250,000 devices sold to Family Health International for a clinical acceptability study (supported by the United States Agency for International Development) at a discounted price. From 1992 through March 31, 1996, Chartex sold approximately
5.4 million devices (exclusive of sales to the Company) at an average selling price of less than $1.00 per device. Post acquisition, the Company estimates that approximately 18.8 million female condoms would be required to be sold worldwide at an average selling price of $1.00 each to break even on a cash basis. This is equivalent to use of the female condom by approximately 525,000 women, world-wide, on an average of three times per month. The $1.00 per device average selling price is based on the Company's estimate of projected mix in sales of devices based on current prices.

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - CONTINUED
- -------------------

Reality devices sold by the Company were as follows for the periods indicated:

                                        Three Months ended    Six Months ended
                                            March 31,             March 31,
                                        ------------------    ------------------
                                         1996       1995       1996       1995
                                        -------    -------    -------    -------
  Number of Reality devices sold        201,234    292,122    597,128    666,588
                                        =======    =======    =======    =======

          The Company is particularly dependent upon the services of Mary Ann Leeper, Ph.D., President and Chief Operating Officer and O.B. Parrish, Chairman and Chief Executive Officer. The Company has an employment agreement with Dr. Leeper. The loss of the services of either Mr. Parrish or Dr. Leeper could adversely impact the Company's operations. The manufacture, sale and distribution of the Company's products is regulated by a number of governmental agencies. The Company is not aware of any actions by these regulating agencies which would adversely impact the Company's financial condition or results of operations.

COMMERCIAL LAUNCH OF REALITY
- ----------------------------

          The launch of Reality began in September 1994. The introductory promotion was education based and included seminars, roundtable discussions, sales calls and print promotion to physicians, nurse practioners, and other appropriate health care providers. Consumer advertising was directed to college age students. Subsequent to January 1995, FHC's promotional efforts were reduced due to limited capital availability. Efforts were focused primarily on print and radio consumer advertising along with retail trade support. Marketing research confirms that the target users are sexually active young adults who are concerned about contracting sexually transmitted diseases and preventing unintended pregnancy. A new marketing campaign was initiated in March 1996. The program continues to be education based but is more specific regarding use of the female condom. It is directed to the private and public sectors and includes outreach programs, seminars, workshops, advertising in young adult magazines and on urban music radio stations. The educational components answer the questions of what the female condom is, how it is used, how it protects, why it's important to practice

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMERCIAL LAUNCH OF REALITY - CONTINUED
- ----------------------------------------

safer sex, who should try the female condom and that using the female condom feels good.

          The outreach program has been augmented in several cities and states by the respective departments of health. Examples are ongoing programs in Philadelphia, Pennsylvania and Chicago, Illinois. These cities have purchased large quantities of the female condom and use them in on-the-street outreach programs in communities at high risk to sexually transmitted diseases.

          Currently Reality is distributed in all 50 states; it is available in over 35,000 pharmacies; is listed in 38 Medicaid or similar state programs and is available free or at a significantly discounted price in over 1000 public clinics.

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

CONTINUING OPERATIONS
- ---------------------

          The Company recorded a $162,873 decrease in net revenues to $263,561 for the three months ended March 31, 1996 compared to the same period in the previous year. Net revenues pertain exclusively to sales of Reality, the female condom. Current year net revenues were negatively impacted due to the Company's inability to sustain marketing expenditures and management's focus on the Company's reorganization that was achieved with the sale of Holdings and acquisition of Chartex. Approximately 67% of the number of Reality devices sold during the current year quarter were sold in the "private" sector and 33% were sold to the "public" sector. This compares with approximately 53% to the "private" sector and 47% to the "public" sector in the prior year quarter. Sales in the "private" sector have been less than management's expectations. Management believes that lower than expected sales are the result of reduced marketing and promotion of Reality due to limited capital availablity.

          The Company recorded a charge to cost of products sold of $300,000 for inventory obsolescence reserve in the current year quarter. This charge,

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINUING OPERATIONS - CONTINUED
- ---------------------------------

along with significantly higher trade discounts and returns, resulted in a loss of $(398,005) at the gross margin level for the three months ended March 31, 1996.

          Sales and marketing expense decreased $476,601 from $1,026,123 in the prior year quarter to $549,522 in the current year quarter. Beginning in March 1996, the Company initiated a new advertising campaign in the United States offering consumers the opportunity to call for a free sample of the female condom, a manufacturer's coupon and various product information. Since beginning this program, the Company has received approximately 1,200 calls per day in response to the advertising. April net revenues increased 88% to $166,000, an increase of $78,000 over net revenues of $88,000 for April 1995. The Company believes this sales increase reflects the renewed marketing initiative and that sustained promotional programs will result in continued increases in sales. Prior year quarter amounts included the continuation of the marketing and promotion associated with the national commercial "launch" of Reality in the U.S. Sales and marketing expense for the current year quarter were lower due to the Company's limited working capital availability.

          General and administrative expenses increased by $578,457 to $894,233 for the current year period compared to $270,776 for the same period of the preceding year. The addition of Chartex's general and administrative expenses accounted for approximately $351,000 of this increase, and depreciation and amortization of Chartex fixed assets and intangibles added $186,000.

          Research and new product development expense increased $39,426 to $82,895 for the current year quarter compared to $43,469 for the same period of the preceding year. Current year expense relates to costs incurred in connection with on-going government-funded clinical trials and a study evaluating the use of the female condom in preventing sexually - transmitted diseases (STDs). As a condition of the FDA approval of Reality, the Company agreed to provide product and assistance (but not funding) in conjunction with studies to be conducted and funded by the National Institute of Health ("NIH"). The Company is providing funding and product in connection with the on-going STD study.

          The Company has not recorded any exclusivity fees for the current year quarter. Prior year amounts totaled $869,746. The Company ceased accruing further exclusivity fees under its licensing agreements with Chartex beginning with the fourth quarter of fiscal 1995 due to events which occurred in the fourth quarter which made payment of any exclusivity amounts unlikely. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINUING OPERATIONS - CONTINUED
- ---------------------------------

for a discussion of the treatment of the remaining accrued exclusivity amounts.

          Nonoperating expense increased $39,591 to $51,955 for the current year quarter compared to the same period of the prior year. This increase is due to interest on borrowings from shareholders incurred during the quarter in addition to the interest on Chartex debt obligations of $35,252.

          The Company recorded a $113,115 reduction in losses to a $1,991,071 loss from continuing operations for the current year quarter compared to a $2,089,725 loss for the same period of the prior year. This reduced loss is generally due to lower sales and marketing expense and the elimination of the accrual for exclusivity expense associated with the Reality license agreement, both as explained above.

DISCONTINUED OPERATIONS
- -----------------------

          During the second quarter the Company recognized a loss of $4,461 on the sale of Holdings as a result of the January 1996 sale of Holdings (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements).

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

CONTINUING OPERATIONS
- ---------------------

          The Company reported a $252,394 decrease in net revenues to $730,508 for the six months ended March 31, 1996 compared to the same period of the preceding year. Net revenues pertain exclusively to sales of the female condom. The prior period included a portion of the initial stocking for the national launch of the female condom in the U.S. As previously indicated, current year net revenues were negatively impacted due to reduced marketing and promotion of Reality due to limited funds available to promote Reality. Approximately 63% of the female condom sales dollars for the six months ended March 31, 1996 were sales to the public sector and 37% were trade sales compared with 33% to the public sector and 67% trade sales for the same period in the preceding year.

          The Company reported a 6% gross margin for the six month period ended March 31, 1996 before the $300,000 inventory writedown compared to 30% gross margin for the same period of the preceding year. As mentioned above, a significant change in the sales mix occurred between the "public" sector and

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINUING OPERATIONS - CONTINUED
- ---------------------------------

"trade" sector. The average selling price per device decreased from $1.47 per device to $1.22 per device. This is reflective of the lower "public" sector pricing associated with bulk purchases of the product by governmental agencies.

          Sales and marketing expenses decreased $2,294,890 from $3,092,224 for the six month period ended March 31, 1995 to $797,334 for the six month period ended March 31, 1996. Prior year amounts included the marketing and promotion associated with the national launch of Reality in the U.S. Because of the Company's limited working capital availability, marketing and promotion activities were curtailed during the current period.

          General and administrative expense totaled $1,140,209 for the six month period ended March 31, 1996 compared to $603,575 for the same period of the preceding year. As previously mentioned, the acquisition of Chartex and the addition of Chartex's general and administrative expenses, including depreciation and amortization, account for this increase.

          Research and development expense increased $87,197 to $154,612 for the current six month period compared to $67,415 for the same period of the prior year. The increase relates to costs incurred in connection with on-going government-funded clinical trials as previously discussed.

          The Company has not recorded any exclusivity fees for the current year. Prior year amounts totaled $1,727,390. The Company ceased accruing further exclusivity fees under its licensing agreements with Chartex beginning with the fourth quarter of fiscal 1995 due to events which occurred in the fourth quarter which made payment of any exclusivity amounts unlikely. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the treatment of the remaining accrued exclusivity amounts.

          Nonoperating expenses increased $73,615 to $89,681 for the current six month period compared to the same period of the prior year. This increase is due to interest on borrowings from shareholders incurred during the current year in addition to the interest on Chartex debt obligations since acquisition.

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS
- -----------------------

          The loss from discontinued operations decreased from $619,747 for the six month period ended March 31, 1995 to $4,461 for the six month period ended March 31, 1996. The Company has not included any of Holdings loss from operations for the period from October 1, 1995 through January 29, 1996. The Company recognized a loss of $4,461 on the sale of Holdings as a result of the January 1996 sale of Holdings (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements).

FINANCIAL CONDITION
- -------------------

          The following discussion covers significant changes in certain balance sheet accounts between September 30, 1995 and March 31, 1996.

          Cash used in operations totaled $3,275,376 and was offset as the result of net proceeds from new borrowings of $2,003,158 and $1,108,024 of net cash remaining after the sale of Holdings and acquisition of Chartex.

          Trade accounts receivable increased $242,386 to $657,475 primarily as a result of the acquisition of Chartex.

          The Chartex acquisition added $626,034 of inventory at March 31, 1996. This increase was offset by the additional reserve of $300,000 and the $598,639 reduction of U.S. inventory as the Company continues to sell on-hand product resulting in a net inventory reduction of $272,605 at March 31, 1996.

          Intangibles and other assets increased $2,169,968 to $2,569,030 at March 31, 1996 as a result of the acquisition of Chartex intellectual property rights and patents of $1,488,060 and the receipt of a long-term note and warehousing credit with a combined fair value of $1,035,000 as part of the Holdings sale.

          Furniture, fixtures and equipment, net of accumulated depreciation increased $3,572,108 primarily as a result of the Chartex acquisition.

          Net current assets of discontinued operations of $3,913,511 and net noncurrent assets of discontinued operations of $1,952,269 were eliminated in conjunction with the sale of Holdings. See Note 3 and Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements.

          Notes payable to shareholders increased by $2,160,000 as a result of bridge financing incurred during the current fiscal year. Proceeds were used

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - CONTINUED
- -------------------------------

to fund pre-closing and on-going funding commitments to Chartex; to pay certain expenses associated with the sale of Holdings and the purchase of Chartex; and to provide working capital for current operations.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

          Historically, the Company has incurred cash operating losses relating to developmental expenses incurred and royalties paid in connection with the female condom. Cash used in operations for the six month period ended March 31, 1995 reflect substantial sales and marketing expenses incurred in the commercial launch of Reality in the U.S. combined with lower than expected sales during this period. For the six month period ended March 31, 1996 the Company incurred substantial operating expenses that include operating cash for Chartex since February 1, 1996. Due to a shortage of available cash, the Company was able to spend only nominal amounts on marketing Reality in the six months ended March 31, 1996.

          Although female condom sales to date have been significantly lower than management anticipated, management believes that with additional marketing and consumer education, sales will increase. Accordingly, the Company expects that it will need to incur a significant amount of marketing and promotion expenditures related to the female condom in fiscal 1996. The Company's ability to continue marketing and promoting the female condom is dependent upon the Company sourcing additional cash to stimulate consumer sales. Initial marketing efforts will be directed at encouraging consumer trial of the product. Because the Company has a significant level of "paid-for" inventory, proceeds from increased sales of the female condom are expected to be able to fund a meaningful portion of the estimated $2 million marketing and promotion effort in the U.S. in fiscal 1996. The ultimate level of marketing expenditures required after fiscal 1996 will depend in large part on the results of the Company's fiscal 1996 marketing effort. Management believes it will be able to reasonably predict the probable ultimate potential level of future sales by the end of fiscal 1996 or soon thereafter and will, accordingly, be able to make appropriate adjustments to the Company's marketing budget thereafter. At present, the Company believes that its sales and marketing budget in the U.S. for fiscal years after 1996 will be approximately $2.5 million to $3.5 million per year and will be primarily funded through sales of its female condom.

          In November 1995, the Company signed an agreement to purchase 100% of the outstanding stock of Chartex for cash and notes payable. The Chartex

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL - CONTINUED
- --------------------------------------------

Acquisition was completed on February 1, 1996. See Note 6 of the Notes to Unaudited condensed consolidated Financial Statements.

          In October and November 1995, the Company received $1,160,000 in proceeds from newly-issued notes payable. In March 1996 the Company received an additional $1 million in proceeds from a one-year note payable from a shareholder.

          Due to the Company's January 1996 sale of Holdings and its February 1996 acquisition of Chartex, the Company does not believe that its historical liquidity and capital structure are necessarily representative of future structure or requirements.

          On November 30, 1995 the Company's working capital credit facility with its bank terminated. The Company did not have any borrowings outstanding under the facility at termination. Until the Company sources additional working capital, the Company's and Chartex's operations will be required to be funded from operations and from cash generated from the sale of Holdings, less cash used to purchase Chartex.

          The Company realized approximately $6.1 million in cash from the sale of Holdings (net of transaction expenses). The total cash cost of the Chartex Acquisition (including expenses) was approximately $5.2 million. The Company had paid transaction expenses and certain pre-closing funding commitments to Chartex (which amounts have already been included in arriving at the above amounts) totaling approximately $1.3 million. The $6.1 million in cash from the sale of Holdings less the $5.2 million in cash used to acquire Chartex plus $1.3 million of cash expenses paid results in approximately $2.2 million of net cash which the Company generated during its second fiscal quarter as a result of these transactions.

          At March 31, 1996 the Company had current liabilities of $5.8 million. This amount includes $1.16 million of notes payable to shareholders which are due in November 1996, $1.0 million of notes payable to shareholders which are due in March 1997, a mortgage loan of $1.7 million due in October 1996 and a $0.5 million note payable to the former owner of Chartex due in July 1996.

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL - CONTINUED
- --------------------------------------------

          The Company's operating plan for the 12 month-period ending March 31, 1997 calls for cash needs as follows:

          Cash used in operations                                 $2.8 million
          Investing activities
            --Chartex purchase of equipment from ring supplier     0.7 million
            --other capital expenditures                           0.2 million
          Financing activities
            --repay notes payable to shareholders and
                 capital lease amounts                             2.2 million
            --repay note from Chartex Acquisition                  0.5 million
            --repay mortgage on Chartex manufacturing plant        1.7 million
                                                                  ------------

          EXPECTED CASH NEEDS                                     $8.1 million
                                                                  ============

          Management's plans call for raising additional working capital within the next 12 months. The combined company (Chartex and the Company) post-acquisition is expected to have negative cash flows until the third quarter of fiscal 1997. The Company believes that it will need at least $0.4 million in cash per month during the first year to fund the Company's operations and as a result will need to source approximately $8.1 million within the next 12 months, with approximately $2.0 million required within the first 4 months.

          The Company intends to seek additional capital from the following sources: refinance of the Chartex manufacturing facility (including extraction of up to $1.0 million of cash from equity (appraised value in excess of current loan value) totaling up to $2.7 million; up to $768,000 from a U.K. economic development grant (which is subject to certain investment and employment targets) and 50% of such amounts would be required to be utilized to prepay a (Pounds)520,000 note which was issued in connection with the Chartex Acquisition; up to $0.6 million from a working capital credit facility which would be based on eligible accounts receivable; and approximately $6.0 million from sales of Common Stock.

          However, there can be no assurance that the Company will be able to source all or any portion of this required capital through these or other sources or that such amount, if raised, will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, any such funds raised may be costly to the Company and/or dilutive to existing shareholders. If the Company is not able to

                     MANAGEMENT'S DISCUSSION AND  ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL - CONTINUED
- --------------------------------------------

source the funds, the future of the Company would be in substantial jeopardy. Depending on the level of sales of the female condom and estimated operating losses, it may initially be difficult to source accounts receivable financing.

          Management is not aware of any material outstanding product liability claims or lawsuits which would have a material effect on the Company's results of operations, financial position or cashflow.

          The Company's current level of expenditures has been established to support a higher level of revenues associated with the female condom. The Company will continue to report operating losses until such revenues significantly increase or the Company significantly reduces its cost structure. If the Company is not able to source additional capital, the lack of funds to promote the female condom may significantly limit the Company's ability to realize value from its existing female condom inventory and to capitalize on the existing investments in the female condom's development, FDA approval and marketing to date in the normal course of business.

IMPACT OF INFLATION AND CHANGING PRICES
- ---------------------------------------

          Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. The Company attempts to pass on increased costs and expenses by increasing selling prices, when possible, and by improved efficiencies of operations.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

The Company held a special meeting of its shareholders on January 18, 1996. At the special meeting shareholders were asked to approve the sale of the Company's Holdings subsidiary and to approve an amendment to the Company's Articles of Incorporation to change the Company's name to The Female Health Company. Both such matters were approved by the Company's shareholders. The Company's Form 8-K filed on February 14, 1996 specifies the voting results of such meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a.)  Exhibits

Exhibit
Number       Description
- -------      -----------

  3.1        Amended and Restated Articles of Incorporation, as amended./1/

  3.2        Amended and Restated By-Laws of Company, as amended./1/

  4.1        Articles of Incorporation, as amended (same as Exhibit 3.1)./1/

  4.2        Articles II, VII, and XI of the By-Laws of the Company (included in
             Exhibit 3.2)./1/

 10.1        Consultant Warrant Agreement between the Company and C.C.R.I.
             Corporation dated March 13, 1995, as amended on April 22, 1996./2/

 10.2 Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement./2/

 10.3        Outside Director Stock Option Plan./2/

                          PART II - OTHER INFORMATION
                          ---------------------------

 22 Form 8-K filed with the Securities and Exchange Commission on February 14, 1996./3/

 27          Financial Data Schedule

_____________

/1/  Incorporated herein by reference to the Company's December 31, 1995
     Form 10-Q.

/2/ Incorporated herein by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission ("SEC") on April 23, 1996.

/3/ Incorporated herein by reference to the Form 8-K filed by the Company with the SEC on February 14, 1996.

b.)  Reports on Form 8-K filed in the second quarter of fiscal 1996:

            On February 14, 1996 the Company filed a Form 8-K with the SEC reporting under Item 5, Other Events, that the Company's shareholders voted and approved a sale of all of the stock of the Company's wholly-owned subsidiary, WPC Holdings, Inc. and that the shareholders voted and approved an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name from Wisconsin Pharmacal Company, Inc. to The Female Health Company.

            On March 5, 1996 the Company filed a Form 8-K with the SEC reporting under Item 4, Changes in Registrant's Certifying Accountant, that Ernst & Young LLP, the former independent auditors for the Company, formally resigned as independent auditors of the Company on February 21, 1996.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE FEMALE HEALTH COMPANY


DATE: May 15, 1996                         /s/  O. B. Parrish
                                           -------------------------------------
                                           O. B. Parrish, Chairman, Chief
                                           Executive Officer and
                                           Principal Accounting Officer