Form 10-Q
period 1996-06-30
FEMALE HEALTH CO
filed 1996-08-14
CIK 863894

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1996


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18849

                           The Female Health Company
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Wisconsin                               39-1144397
   -------------------------------       ------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)

    919 N. Michigan Avenue, Suite 2208, Chicago, IL                60611
    -----------------------------------------------              ----------
       (Address of Principal Executive Offices)                  (Zip Code)

                                (312) 280-2281
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                      If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days. YES  X    NO
                                                                   ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value -- 7,181,662 shares outstanding as of August 5, 1996

                                   FORM 10-Q

                    THE FEMALE HEALTH COMPANY AND SUBSIDIARY

                                     INDEX

PART I.  FINANCIAL INFORMATION:                                  PAGE
                                                                 ----

         Unaudited Condensed Consolidated Balance Sheets -
          June 30, 1996 and September 30, 1995...............     3

         Unaudited Condensed Consolidated
          Statements of Operations -
          Three Months Ended June 30, 1996
          and June 30, 1995..................................     4

         Unaudited Condensed Consolidated
          Statements of Operations -
          Nine Months Ended June 30, 1996
          and June 30, 1995..................................     5

         Unaudited Condensed Consolidated
          Statements of Cash Flows -
          Nine Months Ended June 30, 1996
          and June 30, 1995..................................     6

         Notes to Unaudited Condensed Consolidated
          Financial Statements...............................     7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations................    12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...........    23

SIGNATURES...................................................    24

                    THE FEMALE HEALTH COMPANY AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   June 30,     September 30,
                                                                    1996           1995
                                                                ------------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                    $    429,043    $  1,521,344
   Trade accounts receivable, net                                    806,069         415,089
   Inventories, net of allowance for obsolescence of
     $1,300,000 and $1,000,000 at June 30, 1996 and
     September 30, 1995, respectively                              2,215,092       3,192,570
   Prepaid expenses and other current assets                         217,433         233,095
   Net current assets of discontinued operations -- Note 3               ---       3,913,511
                                                                ------------    ------------
        Total Current Assets                                       3,667,637       9,275,609
Prepaid royalties                                                        ---       1,875,491
Intangibles and other assets                                       2,726,865         399,062

Property, plant and equipment                                      4,295,860         351,784
Less accumulated depreciation and amortization                      (342,874)       (115,644)
                                                                ------------    ------------
                                                                   3,952,986         236,140
Net noncurrent assets of discontinued operations -- Note 3               ---       1,952,269
                                                                ------------    ------------
                                                                $ 10,347,488    $ 13,738,571
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank                                        $        ---    $    109,503
   Notes payable to stockholders                                   2,160,000             ---
   Trade accounts payable                                          1,110,386       1,121,549
   Accrued royalty and exclusivity fees                                  ---       4,761,198
   Accrued expenses and other current liabilities                    640,050          29,648
   Due to stockholder                                                    ---          19,795
   Current portion of long-term debt and capital
    lease obligations                                              2,366,319          56,703
                                                                ------------    ------------
            Total Current Liabilities                              6,276,755       6,098,396

Long-term debt and capital lease obligations, less                   474,349          89,017
 current maturities

Stockholders' Equity:
   Convertible preferred stock                                           ---             ---
   Common stock                                                       65,311          63,928
   Paid-in-capital                                                29,739,961      29,411,702
   Translation gain (loss)                                            62,825             ---
   Accumulated deficit                                           (26,271,713)    (21,924,472)
                                                                ------------    ------------
        Total Stockholders' Equity                                 3,596,384       7,551,158
                                                                ------------    ------------
                                                                $ 10,347,488    $ 13,738,571
                                                                ============    ============

 See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended June 30,
                                        ------------------------------------
                                           1996                     1995
                                        -----------              -----------

Net revenues                            $   723,560              $   598,862
Cost of products sold                       924,286                  437,024
                                        -----------              -----------
                                           (200,726)                 161,838
Expenses:
   Sales and marketing                      853,410                  778,926
   General and administrative               642,230                  181,130
   Research and new product
    development                             111,888                    6,949
   Reality exclusivity fees                   ---                    851,551
                                        -----------              -----------
                                          1,607,528                1,818,556
                                        -----------              -----------

Operating loss                           (1,808,254)              (1,656,718)

Non operating expense                       (95,035)                  (4,262)
                                        -----------              -----------

Loss from continuing operations          (1,903,289)              (1,660,980)

Discontinued operations (Note 3):
   Income from operations, net of
    applicable income tax expense
    of $0 and $1,531                          ---                    544,954
                                        -----------              -----------
Net Loss                                $(1,903,289)             $(1,116,026)
                                        ===========              ===========

Net Income (loss) per common and
 dilutive common equivalent shares
 outstanding:

         Continuing operations          $     (0.30)             $     (0.26)
         Discontinued operations              ---                       0.09
                                        -----------              -----------
                                        $     (0.30)             $     (0.17)
                                        ===========              ===========
Weighted average number of common and
 dilutive common equivalent shares
 outstanding                              6,451,086                6,368,065
                                        ===========              ===========

      See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Nine Months Ended June 30,
                                        ------------------------------------
                                           1996                     1995
                                        -----------              -----------

Net revenues                            $ 1,454,068              $ 1,581,764
Cost of products sold                     2,121,741                1,127,996
                                        -----------              -----------
                                           (667,673)                 453,768
Expenses:
   Sales and marketing                    1,650,744                3,871,150
   General and administrative             1,573,148                  784,705
   Research and new product
    development                             266,500                   74,364
   Reality exclusivity fees                   ---                  2,578,941
                                        -----------              -----------
                                          3,490,392                7,309,160
                                        -----------              -----------
Operating loss                           (4,158,065)              (6,855,392)

Non operating expense                      (184,716)                 (20,328)
                                        -----------              -----------
Loss from continuing operations          (4,342,781)              (6,875,720)

Discontinued operations (Note 3):
   Loss from operations, net of
    applicable income tax benefit
    of $0 and $13,469                        (4,461)                 (74,793)
                                        -----------              -----------
Net Loss                                $(4,347,242)             $(6,950,513)
                                        ===========              ===========

Net loss per common and
 dilutive common equivalent shares
 outstanding:
 Continuing operations                  $     (0.68)             $     (1.17)
 Discontinued operations                      ---                      (0.01)
                                        -----------              -----------
                                        $     (0.68)             $     (1.18)
                                        ===========              ===========

Weighted average number of common and
 dilutive common equivalent shares
  outstanding                             6,412,112                5,900,370
                                        ===========              ===========

See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months ended June 30,
                                                                    1996                 1995
                                                                 -----------          -----------
Operating Activities:
   Net (loss)                                                    $(4,347,242)         $(6,950,513)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
          Provision for Reality exclusivity fees                                        2,578,941
          Depreciation and amortization                              367,964               48,412
          Provision for doubtful accounts and
            returns                                                  111,450               26,801
          Provision for inventory obsolescence                       300,000                ---
          Changes in operating assets and
            liabilities of continuing operations                    (573,352)            (621,334)
          Discontinued operations -- noncash
            charges and working capital changes                                        (1,284,004)
                                                                 -----------          -----------
Net cash provided by (used in) operating
      activities                                                  (4,141,180)          (6,201,697)
Investing Activities:
   Equipment purchases, net of disposals                            (648,004)              (2,064)
   Purchase of Chartex                                            (5,191,565)              ---
   Other                                                                                  (83,026)
   Investing activities of discontinued
      operations                                                                         (187,835)
   Sale of WPC Holdings                                            7,250,000               ---
   Expenses incurred with sale of WPC Holdings                      (681,608)              ---
                                                                 -----------          -----------
Net cash provided by (used in) investing
      activities                                                     728,823             (272,925)
Financing Activities:
   Proceeds from issuance of Common Stock and
      other, net of related costs                                    329,642            3,142,514
   Proceeds from issuance of notes to
      stockholders                                                 2,160,000               ---
   Increase (Decrease) in notes payable                             (109,503)             199,116
   Payments of long-term capital lease
      obligations                                                    (41,916)             (30,210)
   Payment to shareholder                                            (19,795)              ---
   Financing activities of discontinued
      operations                                                                          110,170
                                                                 -----------          -----------
Net cash provided by financing activities                          2,318,428            3,421,590
                                                                 -----------          -----------
Effect of exchange rate on cash                                        1,628
                                                                 -----------          -----------
Increase (decrease) in cash and cash equivalents                  (1,092,301)          (3,053,032)
Cash and cash equivalents at the beginning of period               1,521,344            3,525,145
                                                                 -----------          -----------
Cash and cash equivalents at end of period                       $   429,043          $   472,113
                                                                 ===========          ===========

See notes to unaudited condensed consolidated financial statements.

                    THE FEMALE HEALTH COMPANY AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

NOTE 2 - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
         --------------------------------------------------------

     Income (loss) per Common and Common Equivalent share is based on the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the period.

NOTE 3 - DISCONTINUED OPERATIONS
         -----------------------

     On January 29, 1996, the Company completed the sale of the net assets of WPC Holdings, Inc. ("Holdings") for total consideration of $8.75 million, valued for accounting purposes at $8.285 million. The excess of the Company's investment in Holdings at closing (adjusted for intercompany amounts and the reimbursement to Holdings of certain expenses and after deducting the net deferred operating losses of Holdings for the period October 1, 1995 through the date of sale) over the fair value of the consideration received was $4,461. The Company recorded the excess as a loss on sale of discontinued operations during the quarter ended March 31, 1996. Prior to its sale, Holdings (which contained the Company's leisure time, institutional health care and other products segments) was accounted for as a discontinued operation, using a March 10, 1995 measurement date and statements have been reclassified to reflect the discontinuation of these segments. The Company has realized income from discontinued operations during the period from the measurement date (March 10, 1995) through the date of disposal (January 29, 1996) and ultimately realized a loss on the sale of Holdings. Since the measurement date and through September 30, 1995, the Company has recorded income from discontinued operations of $684,346. The Company deferred recogni-

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

NOTE 3 - DISCONTINUED OPERATIONS - CONTINUED
         -----------------------------------

tion of its 100% share of Holdings loss of $(229,000) for the period October 1, 1995 through January 29, 1996. The deferred loss has been included with other expenses incurred in connection with the sale of Holdings.

     Net revenues of the discontinued operations were as follows:

                     Three Months Ended               Nine Months Ended
                          June 30,                         June 30,
                 ---------------------------    -----------------------------
                     1996          1995             1996             1995
                 ------------  -------------    -------------   -------------
  Net revenues      $  -0-      $ 6,231,457      $ 3,258,346     $10,676,869

     Net assets of Holdings have been segregated on the consolidated balance sheets from their historic classifications to separately identify them. Details of such amounts (exclusive of cash of $1,297,766 as of September 30, 1995) were as follows:

                                                     September 30
                                                         1995
                                                     ------------
          Accounts receivable-net..............      $  1,436,736
          Inventory............................         3,030,483
          Prepaid expense and other............           339,310
          Trade accounts payable...............          (439,640)
          Accrued expenses.....................          (328,715)
          Current maturities of capital lease
            obligations........................          (124,663)
                                                      -----------
          Net current assets of discontinued
            operations.........................      $  3,913,511
                                                     ============

          Property, plant and equipment-net....      $  2,469,898
          Intangibles-net......................           890,843
          Other assets.........................            75,340
          Long-term portion of capital lease
            obligations........................        (1,458,204)
          Minority interest....................           (25,608)
                                                     ------------
          Net noncurrent assets of discontinued
            operations.........................      $  1,952,269
                                                     ============

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996


NOTE 3 - DISCONTINUED OPERATIONS - CONTINUED
         -----------------------------------

     The purchaser of Holdings has assumed responsibility for all Holdings obligations. However, the Company remains contingently liable for certain obligations incurred prior to the sale of Holdings unless and until the Company is able to get releases from such liabilities from the third-party creditors (the "Contingent Liabilities"). The Company would have recourse against the purchaser of Holdings if it were required to meet these obligations. These Contingent Liabilities include the lease of Holdings facilities and employment agreements with certain officers of Holdings, which total future payments are approximately $3.5 million and $1.0 million, respectively, at June 30, 1996. Accordingly, if the buyer fails to pay any of the Contingent Liabilities the Company would be required to pay them and then seek to collect from the buyer the amount paid by the Company.

NOTE 4 - ACQUISITION OF CHARTEX
         ----------------------

     On February 1, 1996 the Company completed its purchase of all of the issued and outstanding share capital of Chartex Resources Limited the parent company and sole owner of stock in Chartex International, PLC from Stamina Investments Limited ("Stamina").

     The results of Resources and Chartex are combined with the Company after the February 1, 1996 acquisition date.

     Unaudited proforma consolidated results of continuing operations for the three months ended June 30, 1996 and 1995 and for the nine months ended June 30, 1996 and 1995 as though Chartex had been acquired as of October 1, 1994 follow:


                                Three Months Ended June 30,        Nine Months Ended June 30,
                               ----------------------------       ----------------------------
                                   1996             1995              1996            1995
                               -----------      -----------       -----------      -----------
Net revenues                   $  724,000       $  741,000        $1,510,000       $1,884,000
Net loss                       (1,903,000)      (1,463,000)       (5,741,000)      (8,712,000)
Net loss per share             $    (0.30)      $    (0.23)       $    (0.90)      $    (1.48)
Weighted average number of     ===========      ===========       ===========      ===========
common and dilutive common
equivalent shares outstanding   6,451,086        6,368,065         6,412,112        5,900,370
                               ===========      ===========       ===========      ===========

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

NOTE 4 - ACQUISITION OF CHARTEX - CONTINUED
         ----------------------------------

     The above amounts reflect adjustments for amortization of intangibles, and depreciation based upon revalued purchased assets, imputed interest on borrowed funds, and elimination of intercompany transactions.

NOTE 5 - FINANCIAL CONDITION
         -------------------

     Sales of the female condom do not presently generate sufficient revenues to fund operations. The Company expects that this will be the case until at least the third quarter of fiscal 1997. It is estimated that the cash break-even volume is an annualized rate of approximately 18.8 million units. Accordingly, the Company's operating plan requires it to source significant additional working capital.

     During the quarter ended June 30, 1996 the Company commenced a public stock offering which subsequently raised approximately $2.8 million, net of estimated expenses, as further discussed in Note 6. Further, the Company was awarded up to a $744,000 economic development grant by the U.K. Regional Selective Assistance Program (the "Program") of which approximately $310,000 has been received, with the remainder payable in future years based on the achievement of certain employment, operational and investment goals. (The Company is required to utilize 50% of any amounts it receives from this grant to prepay a portion of the (Pounds)520,000 note which the Company issued as part of the consideration of the Chartex Acquisition; in addition, the grant is repayable by the Company to the Program if certain conditions of the grant are not satisfied. Subsequent to June 30, 1996, the Company repaid (Pounds)150,000 of the aforementioned note, leaving a balance of (Pounds)370,000.)

     The Company is continuing to pursue the establishment of a working capital credit line which would be based on eligible accounts receivable and either a refinancing or sale and leaseback of the Chartex manufacturing facility. (The current $1.6 million mortgage on the Chartex manufacturing facility expires in October 1996. The most recent appraisal of this facility sets its current open market value, as defined, at approximately $3.4 million.) Management believes that the additional equity generated by the public stock offering will have a positive effect on its efforts. However, there can be no assurance that the Company will be able to source all or any portion of this required capital through these or other sources or that such amounts, if raised, will be sufficient to operate the Company until sales of female condom generate sufficient revenues to fund operations. In addition, further fund raising may be costly to the Company and/or dilutive to

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

NOTE 5 - FINANCIAL CONDITION - CONTINUED
         -------------------------------

existing shareholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations.

NOTE 6 - PUBLIC STOCK OFFERING
         ---------------------

     On June 17, 1996 the Company registered 1,776,580 shares of Common Stock for sale, consisting of up to 1,500,000 shares being offered by the Company to the public for a thirty day period on a "best efforts" basis, up to 96,000 shares to be issued to the Company's secondary placement agent as compensation for consulting and other services, and the remaining 180,580 shares being registered for sale from time to time by certain selling shareholders, none of whom are present directors or officers.

     As of the July, 18, 1996 ending date, the offering resulted in 700,000 shares of stock being sold by the Company at a per share price of $4.40 and gross proceeds of $3,080,000. (650,000 of these shares were sold after June 30, 1996 and as such the resulting gross proceeds of $2,860,000 and related issuance costs are not reflected in the accompanying financial information.) While the exact amount of the related expenses is not yet known, management expects the net proceeds from this offering to be in excess of $2.8 million. Approximately $159,000 of issuance cost has been recorded as of June 30, 1996 and classified as other assets. None of this amount was prorated against proceeds recorded to date of $220,000. In addition, 60,000 shares of the Company's common stock was issued to the secondary placement agent.

NOTE 7 - INVENTORIES
         -----------

     The components of inventory consist of the following:

                                    June 30,       September 30,
                                      1996             1995
                                 -------------   ----------------

          Raw Material            $    14,000        $      ---
          Work In Process              23,000
          Finished Goods            3,478,000          4,193,000
          Less Allowance           (1,300,000)        (1,000,000)
                                 -------------   ----------------
                                  $ 2,215,000        $ 3,193,000
                                 =============   ================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

     Continuing operations reflect the Female Health Company's operations in the U.S. and, for the period after February 1, 1996, the operations of Chartex. (See also Note 3 and Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of certain matters associa-ted with the sale of Holdings and the purchase of Chartex.) In essence, the Female Health Company is now a startup, boutique company dedicated to women's health on a global basis. The Company does not believe that its historical results of operations are necessarily indicative of future results.

     The Company's only current product is the female condom, which is sold under the trade name "Reality(R)" in the United States and "Femidom" or "Femy" in certain other countries around the world.

     As the only patented product commercially available which is controlled by the woman and which offers protection against unintended pregnancy and sexually transmitted disease, including AIDS, management believes the female condom provides a significant global opportunity to the Company.

     The female condom is a revolutionary new product which is in the early stages of commercialization. The female condom has been on retailers' shelves in the United States since approximately September 1994 and has been launched in more than 14 other countries since 1992. Initial sales were substantially lower than management's expectations; to date, sales in 1996 have met management's expectations. However, the ultimate level of acceptance of the female condom around the world is not yet known. Management believes that with the expansion of distribution into the Asian markets, expansion of the distribution and social marketing in the developing world and the additional marketing and promotion to consumers in the United States, sales will increase substantially. However, if this sales increase does not occur, the Company will continue to report operating losses and the Company's viability may ultimately be in jeopardy.

     The Company estimates that approximately 18.8 million female condoms must be sold annually worldwide at an average selling price of $1.00 each to break even on a cash basis. This is equivalent to use of the female condom by approximately 525,000 women, world-wide, an average of three times per month. The $1.00 per device average selling price is based on the Company's estimate of projected mix in sales of devices based on current prices.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATION

     The devices sold worldwide were as follows for the periods indicated:


                                          Three Months ended                 Nine Months ended
                                                June 30,                         June  30,
                                        -------------------------           ---------------------------
                                           1996           1995                  1996             1995
                                        ---------      ----------           -----------      ----------
U.S. devices sold                        530,000         324,000             1,066,000         978,000
Ex-U.S devices sold                      327,000         211,000               541,000         364,000
                                        ---------      ----------           -----------      ----------
Total worldwide devices sold             857,000         535,000             1,607,000       1,342,000
                                        =========      ==========           ===========      ==========

COMMERCIAL LAUNCH OF REALITY IN THE UNITED STATES

     The launch of Reality began in September 1994. Following the Chartex acquisition in February 1996 a new marketing campaign was initiated in March 1996. The program continues to be education-based but is more specific regarding use of the female condom. It is directed to the private and public sectors and includes outreach programs, seminars, workshops, advertising in young adult magazines and on urban music radio stations. The educational components answer the questions of "what is the female condom?"; "how is it used?"; "how does it protect?"; "why is it important to practice safer sex?"; and "who should try the female condom?" The campaign also emphasizes that using the female condom feels good, i.e., you can practice safer sex without decreasing pleasure.

     The outreach program has been augmented in several cities and states by the respective departments of health. Examples are ongoing programs in Philadelphia, Pennsylvania and Chicago, Illinois. These cities continue to purchase large quantities of the female condom, using them in on-the-street outreach programs in communities at high risk to sexually transmitted diseases.

     Currently Reality is distributed in all 50 states; it is available in over 35,000 pharmacies; is listed in 38 Medicaid or similar state programs and is available free or at a significantly discounted price in over 1000 public clinics.

MARKETING PROGRAMS AND ACTIVITIES OUTSIDE THE UNITED STATES

     Subsequent to acquiring Chartex, and in addition to developing the business within the United States, the Company has focused on expanding its business in additional international markets. The product was recently launched in Korea with better than expected results. Orders since January 1996 total 900,000 units. The Company's marketing partner in Japan (a $1

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



billion dollar health subsidiary of a $5 billion dollar company) plans to launch the product early in 1997 and the Company is conducting ongoing discussions with potential partners to market the female condom in Taiwan and in mainland China. The Company is also holding discussions with potential marketing partners in Mexico and Canada.

     In addition, extensive discussions are ongoing with the World Health Organization (WHO), UNAIDS, USAID and other such international health organizations regarding the social marketing and distribution of the female condom in the developing world. It is estimated these organizations purchase and distribute more than one billion male condoms each year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

CONTINUING OPERATIONS

     As previously noted, the Company acquired Chartex on February 1, 1996. As such, the financial results of Chartex are only reflected in the Company's financial statements after that date.

     The Company recorded a $124,698 or 21% increase in net revenues to $723,560 for the three months ended June 30, 1996 compared to the same period in the previous year. Net revenues pertain exclusively to sales of the female condom. The acquisition of Chartex in February 1996 increased current period net revenues by approximately $186,000. This was offset in part by a decline in average selling prices in the United States, due to increased public sector business, consistent with the Company's strategy to increase unit sales. Unit sales ending June 30, 1996 increased 63% compared to June 30, 1995, excluding a special ex-US promotion program.

     The Company incurred a loss of $(200,726) at the gross margin level for the three months ended June 30, 1996 versus a gross profit of $161,838 in the prior year. This loss is primarily due to fixed manufacturing overheads at the Chartex facilities. It is anticipated that gross margins will improve significantly once these fixed overheads are covered by increasing volume. It is estimated the Company's cash breakeven point, including manufacturing overheads and other expenses, is 18.8 million units per year.

     Now that the Company owns Chartex and the manufacturing facility it is the Company's strategy to sharply increase volume through sales to the global public sector such as WHO, UNAIDS and USAID, etc. at special prices based on

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OR

                 FINANCIAL CONDIOION AND RESULTS OF OPERATION

volume purchased. The Company believes this will cover the fixed overheads, permit better prices to the public sector and provide the cost basis for significant profits.

     Sales and marketing expense increased by $74,484 to $853,410 (including approximately $102,000 incurred at Chartex) in the current year quarter compared to the same period in the prior year. Beginning in March 1996, the Company initiated a new advertising campaign in the United States offering consumers the opportunity to call for a free sample of the female condom, a manufacturer's coupon and various product information. The Company believes that maintaining these promotional programs will result in continued increases in sales. Prior year quarter amounts included the continuation of the marketing and promotion associated with the national commercial "launch" of Reality in the U.S.

     From July 7 to 11, 1996, the Company participated in the XI International Conference on AIDS held in Vancouver, BC, Canada. With 15,000 delegates from around the world, there were 24 studies presented that included the female condom. These were conducted in multiple countries including: Brazil, Bolivia, Costa Rica, Haiti, Mexico, Senegal, South Africa, Zambia, Zimbabwe, The Ivory Coast and the US. Results were positive, including the following:

 .    "Among women who were presented with a hierarchy of choices for prevention methods, 86% chose the female condom, resulting in an overall reduction in the number of unprotected acts of intercourse." Gollub et al., "The Women's Safer Sex Hierarchy: Initial Responses to Counseling on Women's Methods of STD/HIV Prevention in an STD Clinic" Philadelphia Department of Public Health.

 .    Almost all women liked the female condom very much or fairly well (90-100%
     for prostitutes, 90% for urban women and 100% for rural women). Kiragga et al., Acceptability of the Female Condom in Uganda" Mulago Hospital, Kampala, Uganda.

     General and administrative expenses increased by $461,100 to $642,230 for the current year period compared to $181,130 for the same period of the preceding year. The addition of Chartex accounted for most of this increase.

     Research and new product development expense increased by $104,939 to $111,888 (including approximately $14,000 incurred at Chartex) for the current year quarter compared to $6,949 for the same period of the preceding year. Expenses during the current quarter relate to clinical supplies in connection with on-going government-funded clinical trials as well as a study funded by

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company which is evaluating the use of the female condom in preventing sexually - transmitted diseases (STDs). As a condition of the FDA approval of Reality, the Company agreed to provide product and assistance (but not funding) in conjunction with studies to be conducted and funded by the National Institute of Health ("NIH"). The US Government is currently providing in excess of $8 million dollars in funding for Reality studies.

     Prior to the Chartex acquisition, the Company was obligated to pay exclusivity fees to Chartex for the right to sell the female condom in the U.S., Canada and Mexico. In the quarter ended June 30, 1995 these amounts totaled $851,551. The Company ceased accruing further exclusivity fees under its licensing agreements with Chartex beginning with the fourth quarter of fiscal 1995 due to certain ongoing discussions with Chartex.

     Nonoperating expense of $95,035 for the quarter ended June 30, 1996 is $90,773 higher than the same period of the previous year due principally to interest on borrowings from shareholders and the addition of interest on Chartex's debt obligations.

     The Company recorded a $242,309 increase in losses to a $1,903,289 loss from continuing operations for the current year quarter compared to a $1,660,980 loss for the same period of the prior year. This increased loss is principally due to the absorption of fixed manufacturing overheads and administrative costs associated with Chartex and increased research and new product development expenses, which were partly offset by the elimination of the accrual for exclusivity expense associated with the Reality license agreement, as explained above.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

CONTINUING OPERATIONS

     As previously noted, the Company acquired Chartex on February 1, 1996. As such, the financial results of Chartex are only reflected in the Company's financial statements after that date.

     The Company reported a $127,696 decrease in net revenues to $1,454,068 for the nine months ended June 30, 1996 compared to the same period of the preceding year. Net revenues pertain exclusively to sales of the female condom. The February 1, 1996 Chartex acquisition increased current year sales by approximately $314,000, while the prior year period included a portion of the initial stocking for the national launch of the female condom in the U.S.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current year net revenues were also negatively impacted due to reduced marketing and promotion of Reality during the earlier quarters of the year and a decline in average U.S. selling prices.

     The Company incurred a loss of $(667,673) at the gross margin level for the nine month period ended June 30, 1996 compared to a gross profit of $453,768 in the prior year. Management attributes this loss primarily to the effect of having excess manufacturing capacity at Chartex and a $300,000 additional inventory writedown in 1996 to reflect estimated inventory which may expire prior to sale.

     The excess manufacturing capacity relates to fixed manufacturing overheads. It is anticipated this will improve significantly once volume increases to the point of covering these overheads. It is estimated that the Company's cash breakeven point, including manufacturing overheads as well as all other costs, is 18.8 million units per year.

     Now that the Company owns Chartex and the manufacturing facility it is the Company's strategy to sharply increase volume through sales to the global public sector such as WHO, UNAIDS and USAID, etc. at special prices based on volume purchased. The Company believes this will cover the fixed overheads, permit better prices to the public sector and provide the cost basis for significant profits.

     Sales and marketing expenses decreased $2,220,406 from $3,871,150 for the nine month period ended June 30, 1995 to $1,650,744 (including approximately $142,000 incurred since February 1, 1996 at Chartex) for the nine month period ended June 30, 1996. Prior year amounts included the marketing and promotion associated with the national launch of Reality in the U.S. Because of the Company's limited working capital availability, marketing and promotion activities were curtailed during the earlier quarters of fiscal 1996.

     General and administrative expense totaled $1,573,148 for the nine month period ended June 30, 1996 compared to $784,705 for the same period of the preceding year. The acquisition of Chartex accounts for most of this increase.

     Research and development expense increased $192,136 to $266,500 (including approximately $23,000 incurred since February 1, 1996 at Chartex) for the current nine month period compared to $74,364 for the same period of the prior year. The increase relates primarily to costs incurred in connection with on-going clinical trials as previously discussed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATION

     Prior to the Chartex acquisition, the Company was obligated to pay exclusivity fees to Chartex for the right to sell the female condom in the U.S., Canada and Mexico. For the nine months ended June 30, 1995 these amounts totaled $2,578,941. The Company ceased accruing further exclusivity fees under its licensing agreements with Chartex beginning with the fourth quarter of fiscal 1995 due to certain ongoing discussions with Chartex.

     Nonoperating expenses increased $164,388 to $184,716 for the current nine month period compared to the same period of the prior year. This increase is due principally to interest on borrowings from shareholders incurred during the current year and the addition of interest on Chartex debt obligations since the Chartex acquisition.

DISCONTINUED OPERATIONS

     The Company recognized a loss of $4,461 as a result of the January 1996 sale of Holdings (see also Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements).

FINANCIAL CONDITION

     The following discussion covers significant changes in certain balance sheet accounts between September 30, 1995 and June 30, 1996.

     Cash and cash equivalents at June 30, 1996 has decreased to $429,043 which is $1,092,301 less than at September 30, 1995. This decrease funded a portion of the Company's net loss. Additionally, the Company used $2,160,000 of borrowings from stockholders and the excess of cash generated from the sale of Holdings over cash used to acquire Chartex in order to finance the $(4,347,242) net loss for the nine months ended June 30, 1996. (See the Unaudited Condensed Consolidated Statement Of Cash Flow for the Nine Months ended June 30, 1996 for a more complete analysis.)

     Trade accounts receivable increased by $390,980 to $806,069 primarily as a result of the acquisition of Chartex and the timing of certain U.S. public sector collections.

     Inventory totaled $2,215,092 (net of $1.3 million in reserves) at June 30, 1996 which is $977,478 lower than at September 30, 1995. The Chartex acquisition added approximately $537,000 of inventory at June 30, 1996; however this increase was offset by the additional reserve of $300,000 and the approximately $1,214,000 reduction of U.S. inventory as the Company continues to sell on-hand product in the U.S. Current U.S. inventory levels continue to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

be higher than the Company would like. Management believes that this inventory will, after reserves, be sold in the normal course of business; however, if the level of sales does not increase as predicted in the fourth quarter the Company may experience additional inventory writedowns.

     Intangibles and other assets increased $2,327,803 to $2,726,865 at June 30, 1996 as a result of the acquisition of Chartex's intellectual property rights and patents, the receipt of a long-term note and warehousing credit as part of the Holdings sale and the capitalization of approximately $159,000 of S-1 offering costs (to be charged against paid-in capital during the fourth quarter of fiscal 1996).

     Property, plant and equipment, net of accumulated depreciation, increased $3,716,846 primarily as a result of the Chartex acquisition.

     Net current assets of discontinued operations of $3,913,511 and net noncurrent assets of discontinued operations of $1,952,269 were eliminated in conjunction with the sale of Holdings. (See also Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements.)

     Notes payable to shareholders increased by $2,160,000 as a result of bridge financing incurred during the current fiscal year. Proceeds were used to fund pre-closing and on-going funding commitments to Chartex; to pay certain expenses associated with the sale of Holdings and the purchase of Chartex; and to provide working capital for current operations.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash used in operations for the nine month period ended June 30, 1995 reflect substantial sales and marketing expenses incurred in the commercial launch of Reality in the U.S. combined with lower than expected sales during this period. For the nine month period ended June 30, 1996 the Company incurred substantial operating expenses that include operating cash for Chartex since February 1, 1996. Due to a shortage of available cash, the Company was able to spend only nominal amounts on marketing Reality in the earlier quarters of 1996.

     Initially and through 1995 sales were significantly lower than an-ticipated; in 1996, sales have met management's expectations and management believes that with additional marketing and consumer education, sales will increase. Further, the Company expects that it will need to incur a significant amount of marketing and promotion expenditures in the US related

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to the female condom in the fourth quarter of 1996 and fiscal 1997. Current marketing efforts will continue to be directed at encouraging consumer trial of the product. Because the Company has a significant level of "paid-for" inventory, proceeds from increased sales of the female condom are expected to be able to fund a meaningful portion of the ongoing marketing and promotion effort in the U.S. The ultimate level of marketing expenditures required after fiscal 1996 will depend in large part on the results of the Company's fiscal 1996 marketing effort. At present, the Company believes that its sales and marketing budget in the U.S. for fiscal years after 1996 will be approximately $2.5 million to $3.5 million per year and will be primarily funded through sales of its female condom.

     The Company has received multiple inquiries and is actively discussing the marketing of the female condom with potential partners in several countries. The Company's Korean partner launched the product in January, 1996 and through July, orders totaled 900,000 units, exceeding management's expectations. Orders from such international arrangements are paid for via letter of credit at the time of shipment, thus eliminating receivables and improving cash flow. The Company's Japanese partner plans to launch early in 1997. The Company is in various stages of discussions with potential partners in Taiwan, mainland China, Canada and Mexico. Due to the Company's January 1996 sale of Holdings and its February 1996 acquisition of Chartex, the Company does not believe that its historical liquidity and capital structure are necessarily representative of its future structure or requirements.

     At June 30, 1996 the Company had current liabilities of $6.3 million. This amount includes $1.16 million of notes payable to shareholders which are due in November 1996, $1.0 million of notes payable to shareholders which are due in March 1997, a mortgage loan of $1.6 million due in October 1996 and $0.7 million in note payable payments which were paid to the former owner of Chartex in July 1996. Management will also need to fund the operating losses which are expected to continue until at least the third quarter of fiscal 1997.

     During the quarter ended June 30, 1996 the Company commenced a public stock offering which subsequently raised approximately $2.8 million, net of estimated expenses. (See also Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.) Further, the Company was awarded a $744,000 economic development grant by the U.K. Regional Selective Assistance Program (the "Program") of which approximately $310,000 has been received with the remainder payable in future years based on the achievement of certain employment, operational and investment goals. (The Company is required to utilize 50% of any

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amounts it receives from this grant to prepay a portion of the (Pounds)520,000 note which the Company issued as part of the consideration of the Chartex acquisition; in addition, the grant is repayable by the Company to the Program if certain conditions of the grant are not satisfied.) Subsequent to June 30, 1996 the Company repaid (Pounds)150,000, leaving a balance of (Pounds)370,000.

     The Company is continuing to pursue the establishment of a working capital credit line which would be based on eligible accounts receivable and either a refinancing or sale and leaseback of the Chartex manufacturing facility. (The current $1.6 million mortgage on the Chartex manufacturing facility expires in October, 1996. The most recent appraisal of this facility sets its current open market value, as defined, at approximately $3.4 million.) Management believes that the additional equity generated by the public stock offering will have a positive effect on its efforts. However, there can be no assurance that the Company will be able to source all or any portion of this required capital through these or other sources or that such amounts, if raised, will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, further fund raising may be costly to the Company and/or dilutive to existing shareholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations.

     Management is not aware of any material outstanding product liability claims or lawsuits which would have a material effect on the Company's results of operations, financial position or cash flow.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATION

IMPACT OF INFLATION AND CHANGING PRICES

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a.)  Exhibits

     Exhibit
     Number                  Description
     -------                 -----------

      3.1                    Amended and Restated Articles of Incorporation/1/

      3.2                    Amended and Restated by-laws of Company/1/

      4.1                    Amended and Restated Articles of Incorporation, (same as Exhibit 3.1)./1/

      4.2                    Articles II, VII, and XI of the Amended and Restated By-laws of the Company (included in Exhibit
                             3.2)./1/

     10.1                    Consultant Warrant Agreement between the Company and C.C.R.I. Corporation dated March 13, 1995, as amended on April 22, 1996./2/

     27                      Financial Data Schedule

- ---------------

/1/ Incorporated herein by reference to the Company's December 31, 1995
Form 10-Q.

/2/ Incorporated herein by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission ("SEC") on April 23, 1996.

b.)  Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE FEMALE HEALTH COMPANY


DATE: August 13, 1996                      /s/  O. B. Parrish
                                           ----------------------------
                                           O. B. Parrish, Chairman, Chief
                                           Executive Officer and Principal
                                           Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT                                       PAGE
NUMBER   DESCRIPTION                          NUMBER
- ------   -----------                          ------
27       Financial Data Schedule