Form 10-Q/A
period 1996-03-31
FEMALE HEALTH CO
filed 1996-08-29
CIK 863894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A-1



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1996


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-18849
                                               -------

                           The Female Health Company
                           -------------------------
            (Exact Name of Registrant as Specified in Its Chapter)


                 WISCONSIN                             39-1144397
                 ---------                             ----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   919 N. Michigan Avenue, Suite 2208, Chicago, IL                 60611
   -------------------------------------------------             ----------
       (Address of Principal Executive Offices)                  (Zip Code)

                                (312) 280-2281
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
            --------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
   Report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Common Stock, $.01 Par Value -- 6,468,312 shares outstanding as of May 13, 1996

                                   FORM 10-Q

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

                                     INDEX


Part I.        FINANCIAL INFORMATION:                                 PAGE

               Unaudited Condensed Consolidated Balance Sheets -
                 March 31, 1996 and September 30, 1995..........       3

               Unaudited Condensed Consolidated
                 Statements of Operations -
                 Three Months Ended March 31, 1996
                 and March 31, 1995.............................       4

               Unaudited Condensed Consolidated
                 Statements of Operations -
                 Six Months Ended March 31, 1996
                 and March 31, 1995.............................       5

               Unaudited Condensed Consolidated
                 Statements of Cash Flows -
                 Six Months Ended March 31, 1996
                 and March 31, 1995.............................       6

               Notes to Unaudited Condensed Consolidated
                 Financial Statements...........................       7

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............      13

Part II.       OTHER INFORMATION

               Item 4.  Legal Proceedings.......................      26
               Item 6.  Exhibits and Reports on Form 8-K........      26

Signatures......................................................      28

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31,            September 30,
                                                                  1996                   1995
                                                              -------------        ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                  $  1,357,150         $  1,521,344
   Trade accounts receivable, net                                  657,475              415,089
   Finished goods inventories, net of allowance for
     obsolescence of $1,300,000 and $1,000,000 at March 31,
     1996 and September 30, 1995, respectively                   2,919,965            3,192,570
    Prepaid expenses and other current assets                      206,183              233,095
    Net current assets of discontinued operations -- Note 3         ---               3,913,511
                                                              ------------         ------------
         Total Current Assets                                    5,140,773            9,275,609
Prepaid royalties                                                   ---               1,875,491
Intangibles and other assets                                     2,569,030              399,062

Furniture, fixtures and equipment                                4,026,220              351,784
Less accumulated depreciation and amortization                    (217,972)            (115,644)
                                                              ------------         ------------
                                                                 3,808,248              236,140
Net noncurrent assets of discontinued operations -- Note 3          ---               1,952,269
                                                              ------------         ------------
                                                              $ 11,518,051         $ 13,738,571
                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank                                      $     ---            $    109,503
   Notes payable to stockholders                                 2,160,000                ---
   Trade accounts payable                                        1,080,042            1,121,549
   Accrued royalty and exclusivity fees                             ---               4,761,198
   Accrued expenses and other current liabilities                  391,130               29,648
   Due to stockholder                                               ---                  19,795
   Current portion of long-term debt and capital lease
     obligations                                                 2,166,513               56,703
                                                              ------------         ------------
        Total Current Liabilities                                5,797,685            6,098,396

Long-term debt and capital lease obligations, less current
     maturities                                                    633,144               89,017

Stockholders' Equity:
Convertible preferred stock                                         ---                   ---
Common stock                                                        63,928               63,928
Paid-in-capital                                                 29,411,702           29,411,702
Translation (loss)                                                 (19,983)               ---
Accumulated deficit                                            (24,368,425)         (21,924,472)
                                                              ------------         ------------
 Total Stockholders' Equity                                      5,087,222            7,551,158
                                                              ------------         ------------
                                                              $ 11,518,051         $ 13,738,571
                                                              ============         ============

 See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                             March 31,
                                               ----------------------------------------
                                                   1996                        1995
                                               -------------               ------------

Net revenues                                   $    263,561                $    426,434
Cost of products sold                               870,857                     293,681
                                               ------------                ------------

                                                   (607,296)                    132,753
Expenses:
   Selling                                          549,522                   1,026,123
   General and administrative                       684,942                     270,776
   Research and new product
     development                                     82,895                      43,469
   Reality exclusivity fees                           ---                       869,746
                                               ------------                ------------
                                                  1,317,359                   2,210,114

Operating loss                                   (1,924,655)                 (2,077,361)

Non operating expense                               (51,955)                    (12,364)
                                               ------------                ------------
Loss from continuing operations                  (1,976,610)                 (2,089,725)

Discontinued operations (Note 3):
   Loss from operations, net of
     applicable income tax benefit
     of $0 and $15,000                               (4,461)                   (315,813)
                                               ------------                ------------

Net Loss                                       $ (1,981,071)               $ (2,405,538)
                                               ============                ============

Net loss per common and dilutive common
     equivalent shares outstanding:
     Continuing operations                     $      (0.31)               $      (0.39)
     Discontinued operations                          ---                         (0.06)
                                               ------------                ------------
                                               $      (0.31)               $      (0.45)
                                               ============                ============

Weighted average number of common and
     dilutive common equivalent
     shares outstanding                           6,392,732                   5,392,693
                                               ============                ============

      See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Six Months Ended
                                                             March 31,
                                              -----------------------------------------
                                                    1996                        1995
                                              -------------               -------------
Net revenues                                  $     730,508               $     982,902
Cost of products sold                             1,197,455                     690,972
                                              -------------               -------------
                                                   (466,947)                    291,930
Expenses:
   Selling                                          797,334                   3,092,224
   General and administrative                       930,918                     603,575
   Research and new product development             154,612                      67,415
   Reality exclusivity fees                             ---                   1,727,390
                                              -------------               -------------
                                                  1,882,864                   5,490,604
                                              -------------               -------------
Operating loss                                   (2,349,811)                 (5,198,674)

Non operating expense                               (89,681)                    (16,066)
                                              -------------               -------------
Loss from continuing operations                  (2,439,492)                 (5,214,740)

Discontinued operations (Note 3):
   Loss from operations, net of
    applicable income tax benefit of
    $0 and $15,000                                   (4,461)                   (619,747)
                                              -------------               -------------
Net Loss                                      $  (2,443,953)              $  (5,834,487)
                                              =============               =============

Net loss per common and dilutive
 common equivalent shares outstanding:
    Continuing operations                     $       (0.38)              $       (0.92)
    Discontinued operations                             ---                       (0.11)
                                              -------------               -------------
                                              $       (0.38)              $       (1.03)
                                              =============               =============

Weighted average number of common and
    dilutive common equivalent shares
    outstanding                                   6,392,732                   5,666,522
                                              =============               =============

      See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months ended March 31,
                                                                      ----------------------------------
                                                                           1996                  1995
                                                                      ------------          ------------
 Operating Activities:
    Net (loss)                                                        $ (2,443,953)         $ (5,834,487)
    Adjustments to reconcile net (loss) to net
     cash used in operating activities:
        Provision for Reality exclusivity fees                                 ---             1,727,390
        Depreciation and amortization                                      217,185                30,193
        Provision for doubtful accounts and returns                         83,168                46,857
        Provision for inventory obsolescence                               300,000                   ---
        Changes in operating assets and
         liabilities of continuing operations                           (1,431,776)             (907,517)
        Discontinued operations --
         noncash charges and working capital changes                           ---              (334,590)
                                                                      ------------          ------------
 Net cash provided by (used in) operating activities                    (3,275,376)           (5,272,154)

 Investing Activities:
    Equipment purchases, net of disposals                                 (268,803)               (2,064)
    Purchase of Chartex                                                 (5,191,565)                  ---
    Other                                                                      ---                (8,448)
    Investing activities of discontinued operations                            ---              (176,687)
    Sale of WPC Holdings                                                 7,250,000                   ---
    Expenses incurred with sale of WPC Holdings                           (681,608)                  ---
                                                                      ------------          ------------
 Net cash provided by (used in) investing activities                     1,108,024              (187,199)
 Financing Activities:
    Proceeds from issuance of Common Stock and other                           ---             3,167,715
    Costs of Common Stock issuance                                             ---               (25,200)
    Proceeds from issuance of notes to stockholders                      2,160,000                   ---
    Decrease in notes payable                                             (109,503)                  ---
    Payments of long-term capital lease obligations                        (27,544)              (17,386)
    Payment to shareholder                                                 (19,795)
    Financing activities of discontinued operations                            ---                (3,379)
                                                                      ------------          ------------
 Net cash provided by financing activities                               2,003,158             3,121,750
                                                                      ------------          ------------
 Increase (decrease) in cash and cash equivalents                         (164,194)           (2,337,603)
 Cash and cash equivalents at beginning of period                        1,521,344             3,525,145
                                                                      ------------          ------------
 Cash and cash equivalents at end of period                           $  1,357,150          $  1,187,542
                                                                      ============          ============

      See notes to unaudited condensed consolidated financial statements.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

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

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996


NOTE 3 - DISCONTINUED OPERATIONS - CONTINUED
         -----------------------------------

for the period from October 1, 1995 through January 29, 1996. The deferred loss has been included with other expenses incurred and in connection with the sale of Holdings.

Net revenues of the discontinued operations were as follows:

                         Three Months Ended             Six Months Ended
                              March 31,                     March 31,
                    ---------------------------  -------------------------------
                        1996           1995          1996              1995
                    ------------  -------------  ------------      -------------
  Net revenues       $1,167,396     $2,933,238    $3,258,346         $4,445,412


     Net assets of Holdings have been segregated on the consolidated balance sheets from their historic classifications to separately identify them. Details of such amounts (exclusive of cash of $1,297,766 as of September 30, 1995) were as follows:

                                                    September 30
                                                        1995
                                                    ------------
          Accounts receivable-net..............      $ 1,436,736
          Inventory............................        3,030,483
          Prepaid expense and other............          339,310
          Trade accounts payable...............         (439,640)
          Accrued expenses.....................         (328,715)
          Current maturities of capital lease
           obligations.........................         (124,663)
                                                    ------------
          Net current assets of discontinued
           operations..........................      $ 3,913,511
                                                    ============

          Property, plant and equipment-net....      $ 2,469,898
          Intangibles-net......................          890,843
          Other assets.........................           75,340
          Long-term portion of capital lease
           obligations.........................       (1,458,204)
          Minority interest....................          (25,608)
                                                    ------------
          Net noncurrent assets of discontinued
           operations..........................      $ 1,952,269
                                                    ============

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

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

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

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

     The sale of Holdings was approved by the Companys shareholders on January 18, 1996. The total consideration received was $8.75 million and the fair value of the aggregate consideration to the Company in connection with the sale was $8.285 million. On January 29, 1996 the sale was completed. The excess of the Company's investment in Holdings at closing (adjusted for intercompany amounts and the reimbursement to Holdings of certain expenses and after deducting the net deferred operating losses of Holdings for the period October 1, 1995 through the date of sale) over the fair value of the consideration received was $4,461. The Company recorded the excess as a loss on sale of discontinued operations during the quarter ended March 31, 1996.

     In connection with the Sale and except as specifically indicated in the Purchase Agreement, Buyer automatically assumed all of the liabilities of Holdings. However, the Company remains contingently liable for any obligations of the Company incurred in connection with Holdings if the Company is not able to get a release of such liability from the third-party creditor (the "Contingent Liabilities"). These Contingent Liabilities include the lease of Holdings facilities (approximately $3.6 million of future payments) and employment agreements (with future payments of approximately $1.1 million) for

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996


NOTE 5 - SALE OF HOLDINGS - CONTINUED
         ----------------------------

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

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996


NOTE 6 - ACQUISITION OF CHARTEX - CONTINUED
         ----------------------------------

     The Company had the following recorded assets and (liabilities) at September 30, 1995 which arose in connection with transactions with Chartex before its purchase by the Company:

           Prepaid royalty asset...........................    $ 1,830,578
           Capitalized option fee (included in other assets    $   150,000
           Accrued minimum royalties.......................    $(4,761,198)
                                                               -----------
                   Net liability                               $(2,780,620)
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

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1996


     Unaudited proforma consolidated results of operations for the three months ended March 31, 1996 and 1995 and for the six months ended March 31, 1996 and 1995 as though Chartex had been acquired as of October 1, 1994 follow:


                                       Three Months Ended March 31,          Six Months Ended March 31,
                                     ------------------------------        ------------------------------
                                         1996               1995               1996               1995
                                     -----------        -----------        -----------        -----------
Net revenues                         $   287,000        $   791,000        $   786,000        $ 1,466,000
Net loss                              (2,522,000)        (5,392,000)        (3,828,000)        (8,977,000)
Net loss per share                   $     (0.39)       $     (1.00)       $     (0.60)       $     (1.58)
                                     ===========        ===========        ===========        ===========
Weighted average number of
common and dilutive common
equivalent shares outstanding          6,392,732          5,392,693          6,392,732          5,666,522
                                     ===========        ===========        ===========        ===========

     The above amounts reflect adjustments for amortization of intangibles, and depreciation based upon revalued purchased assets, imputed interest on borrowed funds, and elimination of intercompany transactions.

NOTE 7 - INVENTORIES
         -----------

     The components of inventory consist of the following:


                                 MARCH 31,        September 30,
                                   1996               1995
                                ----------        -------------
          Raw Material          $  617,590          $      ---
          Finished Goods         2,302,375           3,192,570
                                ----------          ----------
                                $2,919,965          $3,192,570
                                ==========          ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                    GENERAL
                                    -------

     On March 10, 1995 the Company's Board of Directors (the "Board") approved a formal plan to dispose of the Company's Holdings subsidiary which included the leisure-time, institutional health care and other products segments. As a result of the Boards decision, the Company has reclassified financial information to reflect Holdings' operations as a discontinued segment. The sale of Holdings closed on January 29, 1996. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements.

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


     GENERAL - CONTINUED
     -------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     GENERAL - CONTINUED

Reality devices sold by the Company were as follows for the periods indicated:

                                    Three Months ended            Six Months ended
                                        March 31,                    March 31,
                                 -----------------------        ----------------------
                                     1996        1996              1996        1995
                                 ----------   ----------        ----------  ----------

 Number of Reality devices
  sold                            201,234       292,122           597,128     666,588
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

COMMERCIAL LAUNCH OF REALITY

     The launch of Reality began in September 1994. The introductory promotion was education based and included seminars, roundtable discussions, sales calls and print promotion to physicians, nurse practitioners, and other appropriate health care providers. Consumer advertising was directed to college age students. Subsequent to January 1995, FHC's promotional efforts were reduced due to limited capital availability. Efforts were focused primarily on print and radio consumer advertising along with retail trade support. Marketing research confirms that the target users are sexually active young adults who are concerned about contracting sexually transmitted diseases and preventing unintended pregnancy. A new marketing campaign was initiated in March 1996. The program continues to be education based but is more specific regarding use of the female condom. It is directed to the private and public sectors and includes outreach programs, seminars, workshops, advertising in young adult magazines and on urban music radio stations. The educational components answer the questions of what the female condom is, how it is used, how it protects, why it's important to practice

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     COMMERCIAL LAUNCH OF REALITY - CONTINUED

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

     The Company recorded a charge to cost of products sold of $300,000 for inventory obsolescence reserve in the current year quarter. This charge,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     CONTINUING OPERATIONS - CONTINUED

along with the cost of excess capacity at Chartex and significantly higher trade discounts and returns, resulted in a loss of $(607,296) at the gross margin level for the three months ended March 31, 1996.

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

     General and administrative expenses increased by $414,166 to $684,942 for the current year period compared to $270,776 for the same period of the preceding year. The addition of Chartex's general and administrative expenses accounted for most of this increase.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Costs of products sold of $1,197,455 for the six months ended March 31, 1996 include a $300,000 inventory writedown and a $209,291 charge for Chartex factory overhead costs (depreciation of $123,460 and indirect production labor of $85,831) resulting from idle production capacity. After adjustment for the above, the Company reported a 6% gross margin for the six month period ended March 31, 1996 compared to a 30% gross margin for the same period of the preceding year. As mentioned above, margins were adversely impacted by a significant change in the sales mix between the "public" sector and "trade" sector. The average selling price per device decreased from $1.47 per device to $1.22 per device. This is reflective of the lower "public" sector pricing associated with bulk purchases of the product by governmental agencies.

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

     General and administrative expense totaled $930,918 for the six month period ended March 31, 1996 compared to $603,575 for the same period of the preceding year. As previously mentioned, the acquisition of Chartex and the addition of Chartex's general and administrative expenses account for this increase.

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



     DISCONTINUED OPERATIONS
     -----------------------

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

     FINANCIAL CONDITION
     -------------------

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


     FINANCIAL CONDITION - CONTINUED
     -------------------------------

     Notes payable to shareholders increased by $2,160,000 as a result of bridge financing incurred during the current fiscal year. Proceeds were used to fund pre-closing and on-going funding commitments to Chartex; to pay certain expenses associated with the sale of Holdings and the purchase of Chartex; and to provide working capital for current operations.

     LIQUIDITY AND SOURCES OF CAPITAL
     --------------------------------

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

     Although female condom sales to date have been significantly lower than management anticipated, management believes that with additional marketing and consumer education, sales will increase. Accordingly, the Company expects that it will need to incur a significant amount of marketing and promotion expenditures related to the female condom in fiscal 1996. The Company's ability to continue marketing and promoting the female condom is dependent upon the Company sourcing additional cash to stimulate consumer sales. Initial marketing efforts will be directed at encouraging consumer trial of the product. Because the Company has a significant level of "paid-for" inventory, proceeds from increased sales of the female condom are expected to be able to fund a meaningful portion of the estimated $2 million marketing and promotion effort in the U.S. in fiscal 1996. The ultimate level of marketing expenditures required after fiscal 1996 will depend in large part on the results of the Company's fiscal 1996 marketing effort. Management believes it will be able to reasonably predict the probable ultimate potential level of future sales by the end of fiscal 1996 or soon thereafter and will, accordingly, be able to make appropriate adjustments to the Company's marketing budget thereafter. At present, the Company believes that its sales and marketing budget in the U.S. for fiscal years after 1996 will be

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND SOURCES OF CAPITAL - CONTINUED
     --------------------------------------------
approximately $2.5 million to $3.5 million per year and will be primarily funded through sales of its female condom.

     In November 1995, the Company signed an agreement to purchase 100% of the outstanding stock of Chartex for cash and notes payable. The Chartex Acquisition was completed on February 1, 1996. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND SOURCES OF CAPITAL - CONTINUED
     --------------------------------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND SOURCES OF CAPITAL - CONTINUED
     --------------------------------------------

     However, there can be no assurance that the Company will be able to source all or any portion of this required capital through these or other sources or that such amount, if raised, will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, any such funds raised may be costly to the Company and/or dilutive to existing shareholders. If the Company is not able to source the funds, the future of the Company would be in substantial jeopardy. Depending on the level of sales of the female condom and estimated operating losses, it may initially be difficult to source accounts receivable financing.

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

     IMPACT OF INFLATION AND CHANGING PRICES
     ---------------------------------------

     Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. The Company attempts to pass on increased costs and expenses by increasing selling prices, when possible, and by improved efficiencies of operations.

                            [PART II - INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

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

           3.2         Amended and Restated By-Laws of Company, as amended.\1\

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

____________________


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

b.)  Reports on Form 8-K filed in the second quarter of fiscal 1996:

          On February 14, 1996 the Company filed a Form 8_K with the SEC reporting under Item 5, Other Events, that the Company's shareholders voted and approved a sale of all of the stock of the Company's wholly-owned subsidiary, WPC Holdings, Inc. and that the shareholders voted and approved an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name from Wisconsin Pharmacal Company, Inc. to The Female Health Company.

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



                                       THE FEMALE HEALTH COMPANY


DATE: July 31, 1996                    /s/  O. B. Parrish
                                       --------------------------
                                        O. B. Parrish, Chairman, Chief
                                        Executive Officer and
                                        Principal Accounting Officer

                                EXHIBIT INDEX



EXHIBIT                                                PAGE
NUMBER     DESCRIPTION                                NUMBER
- -------    -----------                                ------

27         Financial Data Schedule                      30