Form 10-K
period 1996-09-30
FEMALE HEALTH CO
filed 1996-12-30
CIK 863894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal year ended September 30, 1996
                          -----------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-18849
                       -------

                           THE FEMALE HEALTH COMPANY
             ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                      39-1144397
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

919 N. Michigan Ave.  Suite 2208
Chicago, Illinois                                     60611
----------------------------------------           -------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (312) 280-2281
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                       -----------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [ X ]                                                         1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

As of December 9, 1996, 7,553,581 shares of Common Stock were outstanding. As of December 9, 1996, the aggregate market value of shares of Common Stock held by nonaffiliates was approximately $28 million (based upon the last reported sale price of $4.50 on that date on the American Stock Exchange).


                DOCUMENTS INCORPORATED BY REFERENCE


                                       Part of Form 10-K Into Which
    Document                           Incorporated
    ---------                          -----------------------------

 The Company's Notice of
 Annual Meeting of Shareholders
 Proxy Statement for the 1996          Part III, Items 10, 11, 12 and 13
 Annual Meeting of Shareholders

FORM 10-K INDEX

PART I                                                               PAGE

Item   1. Business                                                     4
Item   2. Properties                                                  10
Item   3. Legal Proceedings                                           10
Item   4. Submission of Matters to a Vote of Security Holders         10
              Supplemental Item. Executive Officers of Registrant     11

PART II

Item   5. Market for Registrant's Common Equity and Related
              Stockholder Matters                                     14
Item   6. Selected Financial Data                                     14
Item   7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     16
Item   8. Financial Statements and Supplementary Data                 23
Item   9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     78

PART III

Item  10. Directors and Executive Officers of the Registrant          79
Item  11. Executive Compensation                                      79
Item  12. Security Ownership of Certain Beneficial Owners
              and Management                                          79
Item  13. Certain Relationships and Related Transactions              79

PART IV

Item  14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                             80

PART I

ITEM 1.BUSINESS.

GENERAL

The Female Health Company ("FHC" or the "Company") markets and manufactures the female condom, the only product, approved by the FDA, under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STD's), including HIV/AIDS. The female condom is sold over-the-counter and is marketed under the brand name "Reality" in the U.S., "femy" in Spain and "femidom" in other parts of the world where the female condom is marketed. The Company owns certain global intellectual property rights relating to the female condom, including patents in the U.S., where the female condom is marketed, Japan, the European Union and various other countries; regulatory approvals in certain countries, including a Pre-Market Approval ("PMA") in the U.S. and U.K.; and certain proprietary manufacturing technology related to the production of the female condom.

At national and global levels, the impact of STDs and unintended pregnancies is alarming. In the United States alone, the estimated direct and indirect costs of teenage pregnancies and STDs total over $30 billion a year. Five of the 10 most common diseases in the United States reported to the Centers for Disease Control and Prevention last year were STDs. A recent report by the National Academy of Sciences indicated that for every $1 spent on prevention of STDs in the U.S. $43 is spent on treatment. The World Health Organization ("WHO") estimates that each year there are 333 million new cases of STDs contracted worldwide. Today, AIDS is the first and third leading cause of death among men and women in the U.S., respectively, for those 15-44 years of age.

When used correctly and consistently, the contraceptive effectiveness of the female condom is statistically indistinguishable from other barrier contraceptives such as the male condom, diaphragm and the cervical cap. Unlike the diaphragm and cervical cap the female condom is effective in preventing sexually transmitted diseases. Consequently, the transmission of STDs and the number of pregnancies by those who cannot or are not prepared to support children could be dramatically reduced with the regular use of the female condom.

While the actual level of future demand of the female condom is at this point unknown, management believes there is a clear, vast global potential for the product. The potential exists, in part, from attracting a segment of those customers who annually purchase more than an estimated four billion male condoms worldwide. The significant worldwide sales of male condoms reflects regular use by a small minority of the world's population. Many persons at risk to STDs and unintended pregnancy simply don't like to use the male condom.

The female condom offers certain advantages over the male condom including the ability to be inserted prior to commencement of sexual activity and enhanced sensitivity and greater comfort. Its polyurethane material is also less likely to tear than latex. The Company believes that given these favorable characteristics and the fact that most potential customers have not yet tried the female condom a significant opportunity exists to increase the product's usage and market share.

The Company's strategy to capitalize on the worldwide opportunity is threefold:

1. Work with agencies such as the Joint United Nation Programme on HIV/AIDS, The World Health Organization and the United States Agency for International Development to establish the female condom in the global public sector. Male condoms distributed through these channels are estimated to exceed one billon units annually,

2.  Build consumer acceptance of the female condom in the U.S., and

3. Develop the commercial market for the female condom in key international countries through the establishment of effective partnerships with companies on a country specific or multicountry basis.

The Company is in a start-up stage. Management belives that the successful implementation of its strategy will enable the Company to increase sales suffcient to cover its operating costs and achieve profitability. Units sales necessary to achieve this objective represent a relatively small share of the global market for male condoms. Sales equal to the Company's annual manufacturing capacity of 60 million units would represent less than 1.5% of the estimated global unit market for male condoms.

Significant Transactions

During 1996, The Female Health Company completed a number of transactions as elements of a continuing strategy to realize the global potential of the female condom. The nature of these transactions and their impact on the results of operations and financial condition of The Female Health Company are further discussed below and in the following sections.

In January 1996, the Company sold WPC Holdings, Inc. ("Holdings"), which owned all of the assets and liabilities of the Company other than those related primarily to the female condom. In February 1996, the Company acquired Chartex Resources Limited ("Chartex"), the manufacturer and owner of certain worldwide rights to, and the Company's sole supplier of, the female condom.

The purchase of Chartex provides certain worldwide rights to the female condom, enables the Company to pursue strategies for global sales, improves the Company's ability to contract with partners to market and distribute the female condom in select markets worldwide and streamlines the organizational structure and decision-making associated with the global marketing and manufacture of the female condom. In addition, the Company acquired a net operating loss carryover in the U.K. of approximatley $63.2 million at the date of acquisition As a result of the sale of Holdings and the Chartex acquisition, The Female Health Company evolved to its current state with its sole business consisting of the manufacture, marketing and sale of the female condom.

Major Markets

Global Public Sector

The Female Health Company pursued significant strategic initiatives during 1996 through alliances with global public sector agencies. These initiatives are part of a continuing strategy to enhance the awareness of the benefits of prevention and to increase distribution of the female condom throughout the world, particularly in developing countries.

In pursuit of these strategic initiatives, FHC's management has met and continues to have extensive discussions with officials of various international organizations including the Joint United Nations Programme on HIV/AIDS ("UNAIDS"), the World Health Organization ("WHO"), and the United States Agency for International Development ("USAID"). It is estimated these organizations and their affiliates purchase and distribute more than one billion male condoms annually. As a direct result of these discussions the Company has entered into an agreement with UNAIDS to supply the female condom to developing countries at a special public sector price based on total worldwide volume. From an inquiry made by UNAIDS to 160 U.N. member states, some 80 have responded to the initiative, identifying an overall requirement for more than 7 million female condoms in 1997, more than half of which have funding in place.

In 1997, The Female Health Company will continue to pursue these and other initiatives in an effort to increase awareness of the benefits of prevention of STDs and unintended pregnancy and the effectiveness and availability of the female condom.

United States

During 1996, FHC increased its marketing of the female condom including the use of a wide range of programs and strategies including print and radio advertising, in-store merchandising, and consumer promotions. FHC's efforts include an aggressive campaign to promote the distribution of the female condom through the public sector. These efforts have included meetings, in-service presentations and participation at professional conferences, exhibits and lectures involving employees and volunteers of city, district and state public health departments.

The Company has achieved wide retail distribution for the female condom. The Reality female condom is currently available through drug store, mass merchandise, grocery and catalog retailers and, in the public sector, from family planning clinics; community-based organizations; and city, county and state health clinics.

The Company is evaluating a number of other programs designed to increase awareness and usage of the female condom including public service announcements, direct mail programs, marketing and educational materials on the World Wide Web and television commercials advertising the product. Some or all of these programs may be used in 1997.

The Company formed the Female Health Foundation, a non-profit group dedicated to educating women about their health. Prevention of sexually transmitted disease and unintended pregnancy using the female condom is the first health issue being addressed by the Foundation and its group of scientific advisors. The Strategic Advisory Group ("SAGE") consisting of public health advocates and scientists has agreed to advise the Foundation on education, communication and behavioral programs.

Actress Drew Barrymore appeared at a press conference to launch the Foundation. Public service announcements, featuring Ms. Barrymore encouraging women to protect themselves and to consider the female condom as an option, are expected to begin airing in early 1997.

International

The Company's strategy to realize the potential of the female condom includes developing country specific partnerships with health care and consumer product companies with local market expertise. These agreements would provide for FHC to manufacture the female condom and the Company's partner to market and distribute the product in major international markets.

The Company has entered into an exclusive distributor agreement with a $1 billion division of a $5 billion Japanese health care company. Pursuant to the agreement, this company will market the female condom in Japan. Clinical and marketing studies have successfully been completed. An estimated $1.5 million was spent in 1996 in preparation for the upcoming launch of the female condom. Japanese regulatory approval is anticipated to occur in 1997. In Japan, the majority of contracepting couples use the male condom since oral contraceptives have not been approved. It is estimated that Japan uses about one-quarter of the world's male condoms, excluding the public sector. The Company's market research shows that the concept of a female condom and its use are of high interest to Japanese consumers.

Under a similar agreement the female condom was recently launched in Korea where initial sales exceeded expectations. Currently, the Company is discussing distribution of the female condom with several prospective partners in a number of high-potential countries. The Company is currently in discussions with potential partners in The People's Republic of China, Russia, India and Canada and plans to initiate discussions for continental Europe.

GOVERNMENT REGULATION

In the U.S., the female condom is specifically regulated by the U.S. Food and Drug Administration ("FDA"). Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the Pre-Market Approval ("PMA") if the FDA finds that any device is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of showing of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended, or suggested in the labeling thereof. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

COMPETITION

The Company is manufacturing and marketing the only female condom. While management believes that the female condom is a brand new category of product, management believes that it will compete in part with male condoms. The market for male condoms is characterized by a number of larger companies which have significantly greater financial resources and whose brand names are more widely recognized. Due principally to extensive manufacturing processes involved with the female condom as compared to male condoms, the female condom will generally be sold at the retail level at a price which is higher than male condoms.

The Company is aware of at least one other party who was developing a female condom designed to compete with Reality and who has obtained a patent on its device. However, management believes this party is not currently pursuing its product. Other parties may also seek to develop a female condom. These competing products could be distributed by companies with greater financial resources and customer contacts than the Company's.

EMPLOYEES

As of November 30, 1996, the Company's operations had 51 full-time employees within the U.S. and the U.K. and 1 part-time employee. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

BACKLOG

At November 30, 1996 the Company had a backlog of unfilled orders of $155,307 (including $21,614 for FHC and $133,693 for Chartex). Comparable amounts as of November 30, 1995 were $17,662 ($17,662 for FHC and $-0- for Chartex). All orders contained in the Company's current backlog are expected to be filled during Fiscal 1997.

PATENTS AND TRADEMARKS

The Company holds patents on the female condom in the Unites States, the European Union, Japan, Canada, Australia, Brazil and The People's Republic of China and holds patents and patent applications on the manufacturing technology in various countries. The Company also licenses the trademark "Reality" in the United States and Canada has trademarks on the names "femidom" and "femy" in certain foreign countries.

RESEARCH AND DEVELOPMENT

In Fiscal 1996, 1995 and 1994, the Company incurred research and development expenditures from continuing operations of $361,094, $135,121 and $164,877, respectively. These expenditures have primarily been related to developing and conducting clinical trials for the female condom.

INDUSTRY SEGMENTS AND FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
OPERATIONS

See Note 11 in financial statements included herein at Part II, Item 8.

HISTORY

The Female Health Company is the successor to Wisconsin Pharmacal Company, Inc., a company previously manufacturing and marketing a wide variety of disparate specialty chemical and branded consumer products. A summary of the Company's origins and the development of the female condom follows.

The female condom was developed by a Danish physician who obtained a U.S. patent for the product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market, in certain non-U.S. countries. Wisconsin Pharmacal Company, Inc., which then owned certain rights to the female condom in the U.S., Canada, and Mexico, pursued the pre-clinical and clinical studies and overall development of the product for worldwide use and FDA approval of the product in the U.S.

In the U.S., because the product was the first of its kind, the FDA Obstetrics and Gynecology Devices Advisory Panel determined that the female condom required a Pre-Market Approval ("PMA"). In 1993, after years of research, the FDA approved the product for use in the U.S. In 1993, the product was distributed on a limited basis to public health and family planning clinics. In 1994, the FDA inspected and approved the Chartex London manufacturing facility. In 1994, the product was shipped for the first time to wholesalers and retailers throughout the U.S. Subsequently, major cities such as Chicago and Philadelphia launched programs in the public sector which provided educational materials and free trial samples to interested individuals.

In Fiscal 1995, the Company's Board of Directors approved a plan to complete a series of actions designed, in part, to maximize the potential of the female condom. First, the Company restructured and transferred all of the assets and liabilities of the Company other than those related primarily to the female condom to a newly formed wholly-owned subsidiary of the Company, WPC Holdings, Inc. ("Holdings"). In January 1996, the Company sold Holdings to an unrelated third party. Then, in February 1996, the Company acquired Chartex, the manufacturer and owner of certain worldwide rights to, and the Company's sole supplier of, the female condom. As a result of the sale of Holdings and the Chartex acquisition, The Female Health Company evolved to its current state with its sole business consisting of the manufacture, marketing and sale of the female condom.

ITEM 2. PROPERTIES.

The Company leases approximately 4,504 square feet of office space at 875 North Michigan Avenue, Suite 3660, Chicago, IL 60611. The lease expires in 2001. The Company also operates corporate offices at 919 North Michigan Avenue, Suite 2208, Chicago, Illinois, 60611. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the female condom. The Company manufactures the female condom in a 40,000 square foot facility located in London, England. The facility was, in substance, sold by and leased back to the Company in a transaction consummated after fiscal year-end. The manufacturing operation involves proprietary equipment owned by the Company to manufacture the polyurethane female condom. The facility, approved by the FDA, is subject to periodic FDA inspections and has the capacity to produce approximately 60 million female condoms per year.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended September 30, 1996.

SUPPLEMENTAL ITEM.

The following table sets forth certain information about the Company's executive officers:

Name, Age and Positions

O.B. Parrish, 63            Mr. Parrish has served as Chief Executive Officer
Chief Executive Officer     since 1994 and as Chairman of the Board and
Chairman of the Board and   director of the Company since 1987. Mr. Parrish is
Director                    a shareholder and has served as the President and
                            as a director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. ("Phoenix
                            Partnership"), the owner of approximately 21% of the outstanding Common Stock of the Company. Mr.
                            Parrish also was the Co-Chairman and a director of Inhalon Pharmaceuticals, Inc. until its sale to Medeva PLC and is Chairman and a director of ViatiCare LTD. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical
                            Group of G.D. Searle & Co. ("Searle"). From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that Mr. Parrish was Executive Vice President of Pfizer's International
                            Division.

William R. Gargiulo, Jr.,68 Mr. Gargiulo has served as Vice President and Secretary, Vice President- Secretary of the Company from 1996 to present, as
International,              Assistant Secretary of the Company from 1989 to
and Director                1996, as Vice President - International of The
                            Female Health Company Division from 1994 until
                            1996, as Chief Operating Officer of the Company from 1989 to 1994, and as General Manager of the Company from 1988 to 1994. Mr. Gargiulo has also served as a Director of the Company since 1987.
                            Mr. Gargiulo is a trustee of a trust which is a stockholder of Phoenix of Illinois. From 1984 until 1986, Mr. Gargiulo was the Executive Vice
                            President of Searle's European operations.  From
                            1976 until 1984, Mr. Gargiulo was the Vice
                            President of Searle's Latin American operations.

Mary Ann Leeper, Ph.D., 56 Dr. Leeper has served as the President and Chief President, Chief Operating Operating Officer of the Company since 1996 and as
Officer and Director        a director of the Company since 1987.  Dr. Leeper
                            served as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, and as Senior Vice President -
                            Development of the Company from 1989 until January
                            1996. Dr. Leeper is a shareholder and has served as a Vice President and director of Phoenix of Illinois since 1987. Previously, Dr. Leeper served as Vice President - Market Development for
                            Searle's Pharmaceutical Group and in various
                            Searle research and development management positions. As Vice President - Market Development,
                            Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research.
                            In earlier positions she was responsible for preparation of New Drug Applications and was a liaison with the FDA.

Jack Weissman, 48           Mr. Weissman has served as Vice President-Trade
Vice President-Trade Sales  Sales since June 1995.  From 1992 to 1994, Mr.
                            Weissman was Vice President-Sales for Capitol
                            Spouts, Inc. During the 1989-1992 period, he acted as General Manager-HTV Group, an investment group involved in the development of retail stores. Mr. Weissman joined Searle's Consumer
                            Products Group in 1979 and held positions of increasing responsibility, including National
                            Account Manager and Military Sales Manager from
                            1985-1989.  He was Director - Retail Business
                            Development for The NutraSweet Company, a Searle subsidiary. Prior to Searle, Mr. Weissman worked in the consumer products field as account manager and territory manager for Norcliff Thayer and Whitehall Laboratories.

Michael Pope, 38            Mr. Pope has served as Vice President of the
Vice President              Company since 1996 and as General Manager of
of the Company              Chartex International, Plc since the Company's
Director of Chartex         1996 acquisition of Chartex.  Mr. Pope has also
Resources                   served as a Director  of Chartex Resources Limited
Limited, Director of        and Chartex International, Plc since 1995.
Chartex International, Plc  Previously, Mr. Pope was Director of Technical
and General Manager of      Operations for Chartex which  included
Chartex International, Plc  responsibility for manufacturing, engineering, process development and quality assurance.  Mr.
                            Pope was responsible for the development of the high speed proprietary manufacturing technology for the female condom and securing the necessary approvals of the manufacturing process by regulatory organizations, including the FDA. Mr.
                            Pope was also instrumental in developing and securing Chartex's relationship with its Japanese marketing partner. Prior to joining Chartex, Mr.
                            Pope was Production Manager and Technical Manager for Franklin Medical, a manufacturer of disposable medical devices. Prior to that, Mr. Pope was Site
                            Manager, Engineering and Production Manager,
                            Development Manager and Silicon Manager for Warne surgical Products.

Mark Osborn, 38             Mr. Osborn has served as Vice President and Chief
Vice President              Financial Officer since October, 1996.  Prior to
Chief Financial Officer     joining FHC, Mr. Osborn was a management
                            consultant with The LakeWest Group.  From 1990 to
                            1995, Mr. Osborn served as Divisional Vice
                            President - Finance and in other management positions for Venture Stores, Inc., a mass merchandise retailer. Prior to Venture, Mr.
                            Osborn was Director of Planning and Analysis for Tonka Corporation, a manufacturer and marketer of toys and games.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the American Stock Exchange under the symbol "FHC". Prior to January 26, 1995 the Company's Common Stock traded over-the-counter on the NASDAQ Small-Cap Market (symbol "WPCI"). The approximate number of record holders of the Company's Common Stock at December 1, 1996 was 530.

The Company has paid no cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company intends to reinvest any earnings in the continued development and expansion of its business. The Company does not currently have a working capital credit facility with a bank. The Company expects that any future working capital credit facilities it might obtain would include restrictions on the payment of dividends on its Common Stock.

The following table sets forth the historical quotations or market prices of a share of the Common Stock on the applicable market for the periods indicated.


                                         1996                1995
                                  -----------------    -----------------
                                   High       Low       High      Low
                                   -------   -------   -------   -------

    First quarter                $  3-5/16  $  2-1/2   $10-3/4    $3-3/4
    Second quarter                       5    2-9/16     6-3/4     3-3/4
    Third quarter                    6-7/8   3-13/16     4-3/4     2-3/8
    Fourth quarter                   6-5/8     4-1/4         4     2-1/2

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands except per share amounts)

                              1996(5)    1995     1994(1)    1993        1992
                             --------   -------   ------- ---------    --------
OPERATING STATEMENT
Net Revenues:
 Continuing Operations       $  2,064  $  2,179  $  1,672  $     25    $    ---
 Discontinued Operations                 13,488    14,503(3) 12,484      11,258
Income (Loss) From:
 Continuing Operations       $(8,656)  $(8,447)  $(5,502)  $(3,972)    $(4,195)
 Discontinued Operations          (4)        65     2,502(3)    236       (126)
                             --------  --------  --------  --------    --------
                             $(8,660)  $(8,382)  $(3,000)  $(3,736)    $(4,321)
                             ========  ========  ========  ========    ========

                              1996(5)    1995     1994(1)    1993         1992
                             --------   -------   -------   -------      ------
Weighted Average Number of
 Common Shares Outstanding  6,611,796 6,023,460 4,849,160 3,896,423   3,492,692
 Net income (loss) per
  Weighted average common
  shares outstanding:
  Continuing Operations       $(1.31)   $(1.40)   $(1.13)   $(1.02)     $(1.20)
  Discontinued Operations         ---      0.01      0.51      0.06      (0.04)
                              -------   -------   -------   -------     -------
                              $(1.31)   $(1.39)   $(0.62)   $(0.96)     $(1.24)
                              =======   =======   =======   =======     =======
Cash Dividends Declared per
 Share                            ---       ---       ---       ---         ---

BALANCE SHEET
Total assets:
Continuing Operations        $ 11,266  $  6,575  $  9,246(4) $3,615    $  2,444
Net Discontinued Operations:
 Gross assets                     ---     9,540     9,401(4)  6,461       7,662
 Less Liabilities and Minority
 Interest associated with
  discontinued operations         ---   (2,376)   (2,363)   (2,886)     (4,399)
                             --------  --------  --------  --------    --------
                                  ---     7,164     7,038     3,575       3,263
                             --------  --------  --------  --------    --------
                             $ 11,266  $ 13,739  $ 16,284  $  7,190     $ 5,707
                             ========  ========  ========  ========    ========
Long-Term Indebtedness:(2)
 Continuing Operations       $  4,445  $    146  $     85  $    ---    $    ---
 Discontinued Operations          ---     1,583     1,742     1,869       1,933
                             --------  --------  --------  --------    --------
 Total                       $  4,445  $  1,729  $  1,827  $  1,869    $  1,933
                             ========  ========  ========  ========    ========
Stockholders' Equity:
 Continuing Operations       $  2,944   $   388  $  5,639   $   763    $  2,192
 Discontinued Operations          ---     7,163     7,038     3,575       3,263
                             --------  --------  --------   -------    --------
Total                        $  2,944   $ 7,551  $ 12,677 (4)$4,338    $  5,455
                             ========   =======  ========    ======    ========

----------------------
  (1)Includes results related to the commencement of nationwide marketing and distribution of Reality beginning in the fourth quarter of Fiscal 1994.
  (2)Includes current portion
  (3)In December 1993, Holdings received $2,299,787 from the Disposer Care licensing litigation settlement.

  (4) In February 1994, the Company received $10.8 million (net) from a private placement of 1,250,000 shares of Common Stock. See Note 10 to Notes to Consolidated Financial Statements. Approximately $1 million of proceeds from the February 1994 private placement of Common Stock was allocated to Holdings.
  (5) On January 29, 1996, the Company completed the sale of the net assets of Holdings for consideration valued at $8.285 million. In addition, on February 1, 1996, the Company completed the purchase of Chartex Resources Limited. See Note 2 and 3 in financial statements included at Item 8 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company has experienced significant losses from continuing operations over the past three Fiscal years, largely as a result of the substantial costs incurred to develop, obtain FDA approval of and commercially launch the female condom.

Consumer research completed by independent organizations revealed significant rates of acceptance among those individuals who have recently tried the female condom in the U.S. Further, the Company continues to make progress in establishing partnerships with companies seeking to market the female condom in countries outside the U.S. and U.K.

In the near term, the Company's revenue will depend on global public sector sales, key country partners, and consumer acceptance in the U.S. The Company believes that a variety of factors will determine the ultimate level of worldwide acceptance of the female condom including; (1) global public sector use, (2) cultural factors, (3) availability of funds to spend on marketing and promotional programs in the U.S., (4) production volume levels and the resultant effect on the cost of the female condom, (5) the regulatory environment and (6) agreements with third parties to market the female condom in select international markets.

In Fiscal 1997, the Company plans to; (1) distribute the female condom to developing countries based on its agreement with UNAIDS, (2) promote the female condom through media which may include television, print and the World Wide Web, (3) finalize contractual agreements with international distributors and begin shipments of the female condom to major international markets, and (4) increase sales volume and lower product costs through increased production volume at its London-based manufacturing facility.

As a result of acquiring Chartex in 1996, the Company has significant production capacity of the female condom. If sales volume does not increase, fixed manufacturing costs will cause further operating losses.

The Company believes that as awareness of the female condom increases, sales will grow. Accordingly, if resources permit, FHC will continue to incur marketing and advertising costs in the U.S. to promote consumer awareness and use of the female condom. Until sales increase to a level sufficient to fund these costs, the Company will continue to incur operating losses.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 1996 ("Fiscal 1996") Compared to Fiscal Year Ended September 30, 1995 ("Fiscal 1995")

Continuing Operations

The Female Health Company had revenues of $2.1 million and a net loss of $8.7 million ($1.31 per share) in Fiscal 1996 compared to revenues of $2.2 million and a net loss of $8.4 million ($1.40 per share) in Fiscal 1995.

Fiscal 1996 revenues reflect a decline in U.S. sales, a consequence, in part, of reduced domestic advertising and promotional expenditures, some pipeline fill in 1995, and sales returns of dated product, offset largely by the inclusion of Chartex sales since the February 1, 1996 acquisition. Net revenues for both periods pertain exclusively to sales of the female condom.

In Fiscal 1996 cost of goods sold increased from $2.6 million to $3.7 million principally due to fixed manufacturing costs at the Company's Chartex production facility which are included in cost of goods sold since the Chartex acquisition. Cost of goods sold includes $950,000 and $1,000,000 for a reduction in the expected value of the Company's inventory in Fiscal 1996 and Fiscal 1995, respectively. The inventory write-down reflects historical rates of sale and on-hand inventory levels of dated product.

In 1994, the female condom was granted a two-year product life by the FDA. Then in July 1995, the FDA extended the product's useful life to three years. In response to an application by the Company, the FDA recently notified the Company verbally that it will extend the product's useful life to four years and is considering a useful life in excess of four years.

The Company's finished goods inventory and current retail inventories in the U.S. generally reflect expiration dates between July 1997 and September 1997, although the product's useful life is one year longer and may actually extend further pending approval from the FDA. The Company's obsolescence and sales return provisions reflect costs associated with repackaging the Company's product to ensure it is properly labeled.

Sales and marketing expense aggregated $3.0 million for Fiscal 1996 compared to $4.3 million for Fiscal 1995. Sales and marketing expense includes print magazine and radio advertising, public relations expenses, trade promotions and administrative expenses of the Company's sales and marketing organization. Resource constraints limited spending on advertising and promotional programs particularly in early 1996.

General and administrative expenses totaled $3.0 million for Fiscal 1996 compared to $1.0 million in Fiscal 1995. The increase in Fiscal 1996 was principally due to the inclusion of eight months of Chartex's administrative costs.

Research and development expenses increased to $.4 million for Fiscal 1996 from $.1 million for Fiscal 1995 due to costs incurred in connection with clinical trials.

The Company did not incur any exclusivity fees for the current year compared to $2.6 million for Fiscal 1995. Exclusivity fees were previously paid to Chartex as part of the Company's agreement with Chartex for certain rights to the female condom.

Nonoperating expense for Fiscal 1996 increased $.7 million for Fiscal 1996 from $.03 million for Fiscal 1995 due to increased interest expense on the Company's borrowings and a reduction in the estimated value of warehouse space provided as part of the consideration for the sale of Holdings.

Discontinued Operations

Results from the discontinued Holdings operations reflect a loss of $4,461 in Fiscal 1996 compared to income from operations of $64,599 for Fiscal 1995. The measurment date for discontinuing Holdings was March 10, 1995, and Holdings was sold on January 29, 1996. The results of discontinued operations reflect four and twelve months in Fiscal 1996 and Fiscal 1995, respectively.

Fiscal Year Ended September 30, 1995 ("Fiscal 1995") Compared to Fiscal Year Ended September 30, 1994 ("Fiscal 1994")

Continuing Operations

The Company reported an $8.4 million loss from continuing operations for Fiscal 1995 compared to a loss of $5.5 million for Fiscal 1994. The $2.9 million increase in loss from continuing operations was primarily due to extensive marketing costs associated with the commercial launch and national distribution of Reality in the U.S. and a $1 million write-down related to slow-moving inventory because of anticipated expiration of dated product before sale.

The Company reported a $.5 million increase in net revenues to $2.2 million for Fiscal 1995 compared to the preceding year. Net revenues pertain exclusively to sales of the female condom. Approximately 46% of Reality sales for Fiscal 1995 were trade sales and 54% were sales to the public sector. In Fiscal 1994, approximately 85% of Reality sales were retail trade and 15% were for the public sector.

The Company reported a 28% gross margin in Fiscal 1995 before the $1 million inventory write-down compared to 32% in Fiscal 1994. The decrease in gross margin percentage relates primarily to shift in mix of sales between trade and public sector, with public sector sales carrying reduced pricing. The $1 million inventory write-down was due to lower than expected sales and the level of product inventory on hand at September 30, 1995. Product purchases were impacted by minimum purchase requirements under the Company's supply agreement with Chartex.

Sales and marketing expense, including the launch, aggregated $4.3 million for Fiscal 1995 compared to $2.1 million for Fiscal 1994. During much of the prior year period, Reality was still being developed and as a result was not actively marketed. Fiscal 1995 expense included print magazine and radio advertising directed to consumers and public health providers and professional "detailing", mailings and public relations expenses incurred in connection with the education-based portion of the overall marketing program. Current period expenses also included expenses of the sales and marketing organization established by FHC during the third quarter of Fiscal 1994.

General and administrative expense totaled $1.0 million in Fiscal 1995 compared
to $.9 million  in Fiscal 1994.   Fiscal 1995  results include a  full year  of
expense related to administrative functions of FHC.

Research and new product development expense decreased slightly to $.1 million for Fiscal 1995 compared to $.2 million for Fiscal 1994. R&D expense relates to costs incurred in connection with ongoing government-funded clinical trials.

Reality exclusivity fees represented the difference between actual royalties owed based on product sales of Reality and the minimum annual amounts due for the U.S., Canada and Mexico in order to maintain exclusivity. Through June 30, 1995, the Company accrued on a monthly basis, a pro rata portion of the annual amounts due. Actual royalties due are "paid" by reducing the prepaid royalty asset on the Company's balance sheet. Reality exclusivity fees decreased $.4 million in Fiscal 1995 compared to Fiscal 1994. A $3 million minimum exclusivity fee for the U.S. royalty period ended February 27, 1994 was for an 18 month period. Subsequent royalty periods are for 12 months. The Company ceased accruing further exclusivity shortfall amounts as of June 30, 1995, as explained in Note 1 to the financial statements.

Nonoperating expense for Fiscal 1995 relates to interest on FHC's revolving credit facility. Nonoperating income in Fiscal 1994 represents interest income generated through investment of proceeds from the Company's February 1994 private placement of Common Stock.

Discontinued Operations

Income from discontinued operations decreased from $2.5 million for Fiscal 1994 to $.06 million for Fiscal 1995. Results for 1994 included a nonrecurring gain of $2.3 million from a licensing settlement. Results for 1995 include a $.3 million charge related to a litigation settlement.

Net revenues of Holdings decreased $1 million to $13.5 million for Fiscal 1995 compared to $14.5 million for Fiscal 1994. Prior year results include nonrecurring revenue of $2.3 in connection with a product licensing litigation settlement. Exclusive of this nonrecurring item, net revenues of discontinued operations increased $1.3 million over the prior year amounts.

Financial Condition, Liquidity and Sources of Capital

Historically, the Company has incurred significant operating losses. Cash used in continuing operations was $4.1 million, $4.0 million and $9.4 million for Fiscal 1996, 1995, and 1994, respectively. Historically, the Company has funded operating losses and capital costs, in large part, by securing outside sources of capital, primarily through the sale of common stock.

During Fiscal 1996, the Company received approximately $2.2 million in proceeds from newly-issued notes payable, $1.8 million (net of transaction costs) from the sale of convertible debentures and warrants, $2.8 million (net of transaction costs) from the sale of common stock. The Company also realized approximately $5.2 million (net of transaction costs) from the sale of Holdings. The total cash cost of the Chartex acquisition (including expenses) was approximately $5.1 million. Together with the proceeds from financing transactions discussed above, FHC used these amounts to fund current operations of the Company including for working capital and marketing expenditures and to repay existing liabilities. Subsequent to its Fiscal year end, the Company completed the sale and lease back of its manufacturing facility raising approximately $1.1 million (net of the repayment of the mortgage secured by the facility) to fund working capital requirement and for general corporate purposes.

Due to the Company's sale of Holdings and its purchase of Chartex, the Company does not believe that its historical liquidity, results of operations and capital requirements are necessarily representative of expected future results of operations or capital requirements. In the near term, FHC management expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to spend heavily on advertising and promotion in the U.S. to expand consumer awareness and acceptance of the female condom. Increased demand for the female condom may add to the Company's near term cash requirements as investment in working capital is required to support higher sales and production levels. With the exception of a final payment of (Pounds)153,000 due on manufacturing equipment purchased in 1996, the Company does not anticipate significant capital expenditures for Fiscal 1997.

In 1997, management will pursue other avenues to obtain financing including pursuing strategies to secure additional capital from a debt or equity securities offering.

Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources. While management believes that revenue from sales of the female condom will eventually exceed operating costs and that ultimately operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will ultimately be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations. The Company does not currently have in place any line of credit financing and has not yet actively pursued such financing. Depending on the level of sales of the female condom and estimated operating losses, it may be difficult to source such financing initially.

If the Company is not able to source additional capital, the lack of funds to promote the female condom may significantly limit the Company's ability to realize value from its existing inventory and to capitalize on the investments made in the female condom.

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

FOREIGN CURRENCY AND MARKET RISK

The Company manufactures the female condom in a facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States Dollar. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

Statements contained herein which are not historical in nature are forward-looking and are subject to risks inherent in the assumptions used to make such forward-looking statements.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

  The Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations,

  Factors related to increased competition from existing and new competitors including price reduction and increased spending on marketing and product development,

  Limitations on the Company's opportunities to enter into and/or renew agreements with international partners,

  The failure of the Company or its partners to successfully market, sell, and deliver its product in international markets; and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates.

  The disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities,

  The Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions,

  The loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel,

  The costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.

NEW ACCOUNTING PRONOUNCEMENTS

Please see "Current Accounting Developments" in Note 1 in financial statements included herein at Part II Item 8.

ITEM 8.                            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS:

Independent Auditors' Reports:
     McGladrey & Pullen, LLP                                  23
     Ernst & Young, LLP                                       25

Consolidated Balance Sheets -
     September 30, 1996 and 1995                              27

Consolidated Statements of Operations
     for each of the three years
     ended September 30, 1996                                 29

Consolidated Statements of Stockholders'
     Equity for each of the three years
     ended September 30, 1996                                 31

Consolidated Statements of Cash Flows for
     each of the three years
     ended September 30, 1996                                 35

Notes to Consolidated Financial Statements                    39

Financial Statements Schedules:

Independent Auditors' Reports on Supplemental Schedules       70

Schedule I - Condensed Financial
     Information of Registrant                                71

Schedule II - Valuation and Qualifying Accounts               74

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries, as of September 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated balance sheet as of September 30, 1995, and the related statements of operations, stockholders' equity and cash flows for the two years ended September 30, 1995 and 1994, were audited by other auditors, whose report dated November 10, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Female Health Company will continue as a going concern. As more fully described in Note 15, the Company has experienced slower than expected growth in revenues from its sole product, which has adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1, the Company adopted the nonemployee provisions of Financial Accounting Standards Board Statement No. 123 in 1996.


                                   /s/McGLADREY & PULLEN, LLP

                                   McGLADREY & PULLEN, LLP

Schaumburg, Illinois
December 13, 1996

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheet of The Female Health Company (the Company) as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1995 and 1994. Our audits also included the financial statement schedules as of September 30, 1995 and for the years ended September 30, 1995 and 1994 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1995, and the consolidated results of its operations and its cash flows for the years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 15, the Company's Female Health Division (FHD) has experienced slower than expected growth in revenues from its sole product, which has adversely affected the Company's current results of operations and liquidity. In addition, as discussed in Note 2, the Company entered into an agreement to acquire all of the outstanding stock of Chartex Resources Limited, the parent corporation of Chartex International PLC (Chartex), FHD's sole supplier, subject to the Company completing the sale of its subsidiary WPC Holdings, Inc., as discussed in Note 3. Chartex itself has reported recurring operating losses and is experiencing cash flow difficulties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.


                                   /s/Ernst & Young, LLP

                                   Ernst & Young, LLP

Milwaukee, Wisconsin
November 10, 1995, except as to the
acquisition of Chartex and loan from
a stockholder, the date of which is
November 21, 1995.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                         September 30
                                                 ----------------------------
                                                    1996             1995
                                                 -----------      -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                         $2,914,080       $1,521,344
Trade accounts receivable, less allowances of
 $208,618 in 1996 and $51,024 in 1995                457,226          415,089
Inventories, net of allowance for
 obsolescence of $1,950,000 in 1996 and
 $1,000,000 in 1995                                  967,398        3,192,570
Prepaid expenses and other current assets            370,555          233,095
Net current assets of discontinued operations            ---        3,913,511
                                                  ----------      -----------
TOTAL CURRENT ASSETS                               4,709,259        9,275,609
                                                  ----------      -----------

OTHER ASSETS
Prepaid royalties                                        ---        1,875,491
Note receivable, net of unamortized discount
 of $189,003                                         810,997              ---
Intellectual property rights, less
 accumulated amortization of $77,823               1,089,518              ---
Other assets                                         194,032          399,062
                                                 -----------      -----------
                                                   2,094,547        2,274,553
                                                 -----------       ----------

PROPERTY, PLANT AND EQUIPMENT
Land and building                                  1,222,511              ---
Equipment, furniture and fixtures                  3,710,683          351,784
                                                 -----------      -----------
                                                   4,933,194          351,784
Less: accumulated depreciation                     (471,377)        (115,644)
                                                 -----------      -----------
                                                   4,461,817          236,140
                                                 -----------      -----------
Net noncurrent assets of discontinued
 operations                                              ---        1,952,269
                                                 -----------      -----------
                                                 $11,265,623      $13,738,571
                                                 ===========      ===========


See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS--Continued

                                                    September 30,
                                               ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY              1996       1995
                                               ----------  ---------
CURRENT LIABILITIES
Notes payable to stockholders, net of
 unamortized discount of $173,430              $1,986,570   $  19,795
Notes payable to bank                                 ---     109,503
Current maturities of long-term debt and
   capital lease obligations                    1,736,706      56,703
Trade accounts payable                            721,015   1,121,549
Accrued product returns and trade
 promotions allowance                             635,000          --
Accrued royalty and exclusivity fees                  ---   4,761,198
Accrued expenses and other current
   liabilities                                    533,668      29,648
                                               ----------  ----------
TOTAL CURRENT LIABILITIES                       5,612,959   6,098,396
                                               ----------  ----------
LONG-TERM LIABILITIES
Long term debt and capital lease
   obligations, less current maturities           477,296      89,017
Convertible debentures, net of unamortized
   discount of $90,000                          1,910,000         ---
Other long term liabilities                       321,096         ---
                                               ----------   ---------
                                                2,708,392      89,017
                                               ----------   ---------
STOCKHOLDERS' EQUITY
Convertible Preferred Stock, par value
   $.01 per share.  Authorized 5,000,000
   shares; none issued and outstanding                ---         ---
Common Stock, par value $.01 per share--
   Authorized 15,000,000 shares; issued
   and outstanding: 7,211,662 shares in
   1996; and 6,392,732 shares in 1995              72,117      63,928
Additional paid-in capital                     32,864,572  29,411,702
Additional paid-in capital warrants               508,500         ---
Foreign currency translation gain                  83,858         ---
Accumulated deficit                          (30,584,775)(21,924,472)
                                              ----------- -----------
                                                2,944,272   7,551,158
                                              ----------- -----------
                                              $11,265,623 $13,738,571
                                              =========== ===========
See Notes to Consolidated Financial Statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years Ended September 30
                                      ---------------------------------
                                        1996        1995        1994
                                     ----------- ----------- -----------

NET REVENUES                          $2,064,258  $2,179,155  $1,671,885

COST OF PRODUCTS SOLD Including
  inventory obsolescence provisions of
  $950,000 in 1996 and $1,000,000
  in 1995 and none in 1994.            3,684,698   2,558,420   1,138,905
                                      ----------  ----------   ---------
GROSS PROFIT (LOSS)                  (1,620,440)   (379,265)     532,980
                                      ----------  ----------   ---------
OPERATING EXPENSES
Sales and marketing                    2,980,540   4,276,610   2,099,533
General and administrative             2,987,839   1,042,715     925,876
Research and development                 361,094     135,121     164,877
Royalty and exclusivity fees                 ---   2,578,941   2,993,299
                                     ----------- -----------   ---------
                                      6,329,473    8,033,387   6,183,585
                                     ----------- -----------   ---------
(LOSS) FROM OPERATIONS               (7,949,913) (8,412,652) (5,650,605)

NONOPERATING INCOME (EXPENSE):
Interest expense                       (560,030)    (48,775)     (3,512)
Interest income                          106,708      13,508     139,483
Other, net                             (252,607)         961      12,867
                                      ----------  ----------  ----------
                                       (705,929)    (34,306)     148,838
                                      ----------  ----------  ----------
(LOSS) FROM CONTINUING OPERATIONS    (8,655,842) (8,446,958) (5,501,767)

DISCONTINUED OPERATIONS
Income (loss) from operations and gain
  on sale, net of applicable income
  tax expense (credit) of 1996, $0;
  1995, ($13,469); and 1994, $30,050     (4,461)      64,599   2,501,633
                                    ------------ ----------- -----------
NET (LOSS)                          $(8,660,303)$(8,382,359)$(3,000,134)
                                    ============ =========== ===========

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years Ended September 30
                                     ----------------------------------
                                        1996        1995        1994
                                     ----------- ----------- -----------

Net income (loss) per weighted
  average number of common
  shares outstanding:
  Continuing operations                  $(1.31)     $(1.40)     $(1.13)
  Discontinued operations                    ---        0.01        0.51
                                         -------     -------     -------
                                         $(1.31)     $(1.39)     $(0.62)
                                          ======      ======      ======
Weighted average number of common
  shares outstanding                   6,611,796   6,023,460   4,849,160
                                       =========   =========   =========


See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Foreign
                                                          Additional  Currency
                                                Additional  Paid-in Translation
                                Common Stock      Paid-in  Capital,     Gain
                              Shares    Amount    Capital  Warrants    (Loss)
                             --------  --------  --------- ---------  --------
Balance September 30,
  1993                       4,087,078  $40,872 $14,838,628      ---      ---
Issuance of Common Stock
  (net of offering costs
  of $1,087,137)             1,250,000   12,500  10,775,363      ---      ---
Issuance of Common Stock in
  acquisition (net of costs of
  $7,832)                       52,942      529     538,689      ---      ---
Issuance of Common Stock
  upon exercise of stock
  options                        2,412       24      12,136      ---      ---
Net (loss)                         ---      ---         ---      ---      ---
                              -------- --------  ---------- -----------------
Balance September 30,
  1994                       5,392,432   53,925  26,164,816      ---      ---
Issuance of Common Stock
  (net of offering costs
  of $25,200)                  970,000    9,700   3,129,240      ---      ---
Issuance of Common
  Stock in Reflect
  settlement                    30,000      300     114,075      ---      ---
Other                              300        3       3,571      ---      ---
Net (loss)                          --      ---         ---      ---      ---
                            ---------- --------  ------------------- --------

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Foreign
                                                          Additional  Currency
                                                Additional  Paid-in Translation
                                Common Stock      Paid-in  Capital,     Gain
                              Shares    Amount    Capital  Warrants    (Loss)
                             --------  --------  --------- ---------  --------
Balance September 30,
  1995                       6,392,732   63,928  29,411,702      ---      ---
Issuance of Common Stock
  (net of offering costs
  of $293,313)                 700,000    7,000   2,779,417      ---      ---
Issuance of Common Stock
  upon exercise of stock
  options                       13,350      133      46,741      ---      ---
Issuance of Common Stock
  for consulting and
  other services               105,580    1,056     626,712      ---      ---
Warrants:
  Issued with convertible
   debenture                       ---      ---         ---   90,000      ---
  Issued with short-term notes
   payable                         ---      ---         ---  340,000      ---
  As amended in consulting
   agreement                       ---      ---         ---   78,500      ---
Translation Adjustment             ---      ---         ---      ---   83,858
Net (loss)                         ---      ---         ---      ---      ---
                             --------- -------- ----------- -------- --------
Balance, September 30,
  1996                       7,211,662 $ 72,117 $32,864,572 $508,500  $83,858
                             ========= ========  ==========  =======  =======

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                        Accumulated
                                                         (Deficit)     Total
                                                        ----------    --------
Balance September 30,
  1993                                                 $(10,541,979) $4,337,521
Issuance of Common Stock
  (net of offering costs
  of $1,087,137)                                                 --- 10,787,863
Issuance of Common Stock in
  acquisition (net of costs of
  $7,832)                                                        ---    539,218
Issuance of Common Stock
  upon exercise of stock
  options                                                        ---     12,160
Net (loss)                                               (3,000,134)(3,000,134)
                                                          ---------- ----------
Balance September 30,
  1994                                                  (13,542,113) 12,676,628
Issuance of Common Stock
  (net of offering costs
  of $25,200)                                                    ---  3,138,940
Issuance of Common
  Stock in Reflect
  settlement                                                     ---    114,375
Other                                                            ---      3,574
Net (loss)                                               (8,382,359)(8,382,359)
                                                          ---------------------

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                        Accumulated
                                                         (Deficit)     Total
                                                        ----------    --------
Balance September 30,
  1995                                                  (21,924,472)  7,551,158
Issuance of Common Stock
  (net of offering costs
  of $293,313)                                                   ---  2,786,417
Issuance of Common Stock
  upon exercise of stock
  options                                                        ---     46,874
Issuance of Common Stock
  for consulting and
  other services                                                 ---    627,768
Warrants:
  Issued with convertible
   debenture                                                     ---     90,000
  Issued with short-term notes
   payable                                                       ---    340,000
  As amended in consulting
   agreement                                                     ---     78,500
Translation Adjustment                                           ---     83,858
Net (loss)                                               (8,660,303)(8,660,303)
                                                       ------------- ----------
Balance, September 30,
  1996                                                 $(30,584,775) $2,944,272
                                                        ============  =========

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Years Ended September 30
                                        ------------------------------------
                                            1996       1995        1994
                                         ------------ ---------- -----------
OPERATING ACTIVITIES
Net (loss)                               $(8,660,303)$(8,382,359)$(3,000,134)
Adjustments to reconcile net
 (loss) to net cash (used in)
 operating activities:
 Depreciation                                 425,084     66,493      20,112
 Amortization of debenture issuance costs       4,278        ---         ---
 Provision for doubtful accounts,
   returns and discounts                      120,126    145,202     140,891
 Provision for inventory obsolescence         950,000  1,000,000         ---
 Gain on sale of Holdings                   (224,538)        ---         ---
 Loss on disposal of equipment                 37,576        ---         ---
 Issuance of stock, warrants and options
   for services                               706,268        ---         ---
 Amortization of discount on note receivable
   and interest earned on lease deposit      (29,703)        ---         ---
 Amortization of discounts on notes
   payable and convertible debentures         166,570        ---         ---
 Amortization of other assets                 250,000        ---         ---
 Changes in operating assets
   and liabilities of continuing
   operations, excluding effect of
   purchase of Chartex:
     Receivables                               47,269    778,518 (1,465,701)
     Inventories                            1,935,923(1,611,111) (2,557,452)
     Prepaid expenses and other                   177    770,488   (819,862)
     Accounts payable                       (914,876)  (126,027)   1,171,969
     Accrued exclusivity and
       royalty fees                               ---  2,578,941   (197,237)
     Accrued product returns and
       trade promotions allowance             635,000        ---         ---
     Due to Stockholder                      (19,795)     19,795   (230,580)
     Other current liabilities                498,407   (62,451)      82,099
 Discontinued operations -- noncash
   charges and working capital charges           ---     190,954   (807,781)
                                          ----------- ---------- -----------
NET CASH (USED IN)
 OPERATING ACTIVITIES                     (4,072,537)(4,631,557) (7,663,676)
                                           ---------- ----------  ----------

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Years Ended September 30
                                        ------------------------------------
                                            1996       1995        1994
                                         ------------ ---------- -----------
INVESTING ACTIVITIES
 Capital expenditures                       (596,402)    (2,064)    (51,584)
 Purchase of Chartex, less $71,417
   cash received                          (5,103,088)        ---         ---
 Sale of Holdings, net of
   expenses and cash sold                   5,213,263        ---         ---
 Increase in other assets                         ---  (168,754)    (78,364)
 Investing activities of discontinued
   operations                                     ---  (289,575)   (411,121)
                                           ---------------------  ----------
NET CASH PROVIDED BY (USED IN)
 Investing Activities                       (486,227)  (460,393)   (541,069)
                                           ---------- ----------  ----------
FINANCING ACTIVITIES
 Proceeds from issuance of
   Common Stock                             3,080,000  3,164,140  12,984,135
 Costs of common stock
   issuance                                 (293,583)   (25,200) (1,053,557)
 Proceeds from issuance of Common
   Stock upon exercise of options              46,874        ---         ---
 Proceeds from issuance of
   convertible debentures and
   warrants                                 2,000,000        ---         ---
 Cost to issue convertible
   debentures                               (154,000)        ---         ---
 Increase (decrease) in notes
   payable                                  (109,503)    109,503         ---
 Payments of long term debt and
   capital lease obligations                (768,613)   (43,404)     (8,768)
 Proceeds from notes payable,
   stockholders                             2,160,000        ---         ---
 (Decrease) in amount due to
   stockholder                                    ---        ---   (114,905)
 Financing activities of
   discontinued operations                        ---  (120,464)    (97,987)
 Other                                            ---      3,574         ---
                                           ---------- ---------- -----------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                       5,961,175  3,088,149  11,708,918
                                           ---------- ----------  ----------

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Years Ended September 30
                                         ----------------------------------
                                            1996       1995        1994
                                         ------------ ---------- -----------
Effect of exchange rate changes
 on cash and cash equivalents                 (9,675)        ---         ---
                                          ----------- ----------  ----------
Increase (decrease) in cash and
 cash equivalents                           1,392,736(2,003,801)   3,504,173
Cash and cash equivalents at
 beginning of year                          1,521,344  3,525,145      20,972
                                           ---------- ----------  ----------
Cash and cash equivalents at
 end of year                               $2,914,080 $1,521,344  $3,525,145
                                           ========== ==========  ==========
SUPPLEMENTAL INFORMATION
 Interest paid                             $  457,280 $  423,226  $  329,514
 Income taxes paid                                ---      5,531      68,310

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
 Common Stock issued:
 Issuance of detachable warrants
   on convertible debentures and
   notes payable                              430,000
 Capital lease obligations incurred
   for equipment                                  ---    103,737     179,733
 Reduction of capital lease
   obligation as consideration
   for landlord sale of portion of
   leasehold                                      ---     38,291         ---
 Sale of WPC Holdings, Inc.:
   Selling price                           $8,285,000
   Liabilities assumed by buyer             (916,060)
   Note receivable taken                    (785,000)
   Other assets received                    (250,000)
                                           ----------
 Cash received                              6,333,940
 Expenses on sale and cash sold           (1,120,677)
                                           ----------
                                           $5,213,263
                                           ==========

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Years Ended September 30
                                        ------------------------------------
                                            1996       1995        1994
                                         ------------ ---------- -----------

Purchase of Chartex:
   Assets acquired:
     Trade receivables                       $203,613
     Inventories                              644,268
     Other current assets                      82,053
     Property and equipment                 3,870,167
     Intellectual property rights           1,127,469
                                           ----------
                                            5,927,570
                                           ----------
   Liabilities assumed:
     Accounts payable and accrued
       expenses                             (835,725)
     Bank debt                            (1,615,229)
     Other long-term debt                 (1,109,235)
                                          -----------
                                          (3,560,189)
                                          -----------
   Net assets acquired, net of cash
     received of $71,417                   $2,367,381
   Settlement of intercompany assets
     and liabilities existing before
     purchase:
     Prepaid royalties                    (1,875,491)
     Accrued royalties and exclusivity
       fees                                 4,761,198
   Option fee paid in 1995                  (150,000)
                                           ----------
     Cash paid in 1996                     $5,103,088
                                           ==========

See notes to consolidated financial statements.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations: The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the Reality female condom ("Reality") in the U.S. and "femidom" or "femy" outside the U.S. Chartex Resources Limited is the holding company of Chartex International PLC which operates a 40,000 sq. ft. manufacturing facility located in London, England.

The Company changed its name from Wisconsin Pharmacal, Inc. to The Female Health Company concurrently with the sale of Holdings on January 29, 1996.

The Company sells primarily to public sector institutions, wholesalers, distributors, and drug, general merchandise, and grocery retailers in the U.S. and United Kingdom.

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates. Significant estimates made in the preparation of the financial statements include the following:

  Inventory allowance for obsolescence: The market value of inventory is based on management's estimate of future sales before expiration of current product life. The estimate assumes the current product life will be increased by one year, pending regulatory approval to a four-year life. Management has obtained verbal approval from the Federal Drug Administration for extending the life.

  Allowances for product returns: Liabilities include a provision for sales returns and trade allowances, which is based on management's estimate of future product returns from customers in connection with unsold product which has expired or is expected to expire before it is sold. The estimated cost for product returns and trade allowances are accrued for when the initial sale is recorded.

  Intellectual property: The Company evaluates intellectual property rights for impairment by comparing the net present value of the asset's estimated future income stream to the asset's carrying value.

Although management uses the best information available, it is reasonably possible that these estimates could change in the near term and the change could be material.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chartex Resources Limited and Chartex International, PLC ("Chartex"). All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market. The Company's inventories are stated at cost using the first-in, first-out (FIFO) method.

Foreign currency translation: In accordance with Financial Accounting Standards No. 52, "Foreign Currency Translation," The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Translation adjustments are recorded as a separate component of shareholders' equity as the local currency is the functional currency.

Building, equipment, furniture and fixtures and assets under capital leases:
Depreciation and amortization is computed by the estimated useful lives of the respective assets which range as follows:

       Building                       45 years
       Equipment                  5 - 10 years
       Furniture and fixtures          3 years


Amortization of assets under capital lease is included with depreciation and amortization for owned assets.

Intellectual property rights: The Company holds patents on the female condom in the United States, the European Union, Japan, Canada, Australia and The People's Republic of China and holds patents on the manufacturing technology in various countries. The Company also licenses the trademark "Reality" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. Intellectual property rights are amortized on a straight-line basis over their remaining estimated useful life of eight years.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Financial Instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Revenue Recognition: Revenues from product sales are recognized as the products are shipped to the customers.

Research and Development Costs: Research and development costs are expensed as incurred.

Royalties, Prepaid Royalties and Exclusivity Fees: Prior to the acquisition of Chartex, FHC paid royalties based on product sales, with annual minimum amounts due. From the fourth quarter of 1993 through June 30, 1995, the Company recorded a periodic accrual for the greater of the cumulative amount of: (a) royalties due based on actual unit sales at the contractual royalty rate, or
(b) pro rata straight-line accrual of the annual minimum royalty based on the contractual royalty period. The Company ceased accruing royalties after June 30, 1995, due to pending negotiations with Chartex.

Income Taxes: The Company files separate income tax returns for its foreign subsidiaries. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized. Statement 109, which was adopted October 1, 1993, had no effect at the time of adoption.

Advertising: The Company's policy is to expense production costs in the period in which the initial advertisement is run and, in the case of product sales brochures and aids, as the materials are used. The cost of advertising space or airtime is expensed in the related period in which the advertisement is run. The Company incurred advertising costs from continuing operations of $1,694,085, $2,996,350 and $971,281 for the years ended September 30, 1996,
1995 and 1994, respectively. Advertising costs related to discontinued operations were $179,411, $762,303 and $1,203,311 for 1996, 1995 and 1994,
respectively.

Net Loss Per Common Share: Net loss per common share is computed using the weighted average number of shares of Common Stock outstanding. Fully diluted income per share is not presented for each of the periods since the effect of including common equivalent shares would be antidilutive.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



Current Accounting Developments: Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non employees. The statement provides for the accounting for those transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The statement also allows entities to continue following their current accounting policy for employee transactions but requires disclosure giving the effect of the new standard. The employee provisions of this statement are effective for transactions entered into by the Company's beginning with year ending September 30, 1997. It is expected that the Company will not adopt the new accounting methodology but will provide the required footnote disclosures in 1997. The nonemployee provisions of the Statement were effective in 1996. As a result the Company recognized $169,500 of consulting and legal fees.

Reclassifications: Certain prior year amounts have been reclassified on the Consolidated Balance sheet and the Consolidated Statement of Cash Flows to conform to the 1996 presentation.

NOTE 2-- ACQUISITION OF CHARTEX

On February 1, 1996 the Company completed its purchase of all of the issued and outstanding share capital of Chartex Resources Limited the parent company and sole owner of stock in Chartex International, PLC (collectively referred to as "Chartex"). Chartex is based in London, England and owns certain worldwide intellectual property and proprietary manufacturing technology for the female condom.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


The acquisition of Chartex was accounted for as a purchase. The fair value of total consideration paid for Chartex of $2,438,798 (consisting of approximately $5.2 million in cash payments, reduced by the elimination of a $2.8 million net royalty liability to Chartex from the Company) is less than the fair value of net assets purchased by $7,547,356. The excess of the fair value of the net assets acquired over the purchase price was allocated to reduce long-term assets on a pro rata basis in order to arrive at the following purchase accounting values for the assets and liabilities acquired:

                                        Excess of Net
                                       Assets Acquired   Purchase
                               Fair     Over Purchase   Accounting
                               Value        Price         Value
                            -----------  -----------   -----------

Cash                          $ 71,417           ---     $ 71,417
Trade Receivables              203,613           ---      203,613
Inventories                    644,268           ---      644,268
Other Current Assets            82,053           ---       82,053
Property Plant & Equipment   9,715,683    (5,845,516)   3,870,167
Intellectual Property Rights 2,829,309    (1,701,840)   1,127,469
                            ----------    ----------- -----------
      Total Assets          13,546,343    (7,547,356)   5,998,987
Accounts Payable & Accrued
  Liabilities                  835,725           ---      835,725
Bank Debt                    1,615,229           ---    1,615,229
Other long-term debt         1,109,235           ---    1,109,235
                           -----------   ------------ -----------
      Total Liabilities      3,560,189           ---    3,560,189
                           -----------   ------------ -----------
Net Assets Acquired        $ 9,986,154   $(7,547,356) $ 2,438,798
                           ===========    ===========  ==========

The results of Chartex are combined with the Company after the February 1, 1996 acquisition date.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


The following unaudited summary, prepared on a pro forma basis, combines the operating results of the Company and Chartex as if the acquisition of Chartex had occurred on October 1, 1994:

                                            1996           1995
                                         ------------   ------------

Net revenues                               $2,120,000     $2,564,000
Net loss                                  (9,326,898)   (10,574,000)
Net loss per share                             (1.41)         (1.76)

The above amounts reflect adjustments for amortization of intangibles and depreciation based upon purchase accounting values, imputed interest on borrowed funds, and elimination of intercompany transactions. The pro forma information is not necessarily indicative of the results that would have occurred had the purchase been made at the beginning of the period or of the future results of the combined operations.

NOTE 3--DISCONTINUED OPERATIONS

On March 10, 1995, the Company's Board of Directors approved a formal plan to sell WPC Holdings, Inc. ("Holdings"). On January 29, 1996, the Company completed the sale of the net assets of Holdings for total consideration of $8.75 million, valued for accounting purposes at $8.285 million. Total consideration included a $1 million note receivable with interest at 8 percent, principal due in four annual installments of $250,000 beginning January 29, 1999. This note receivable was discounted using an effective rate of interest of 15 percent and, as a result, was valued at inception at $785,000. The accreted value as of September 30, 1996, was $810,997. The Company recorded a $4,461 loss on sale of discontinued operations during 1996, which consists of $228,999 in deferred operating losses offset by a $224,538 gain on the sale. Prior to its sale, Holdings (which contained the Company's leisure time, institutional health care and other products segments) was accounted for as a discontinued operation.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Net results of Holdings through January 29, 1996 were as follows:

                                                 Years Ended September 30
                                         1996         1995        1994
                                      -----------  ----------- -----------

Net revenues                           $3,258,346  $13,487,562 $14,503,175
Gross profit                            1,524,302    5,735,846   7,624,161
Operating expenses                      1,623,100    5,187,762   4,545,826
                                      -----------  ----------- -----------
Operating income (loss)                  (98,798)      548,084   3,078,335
Nonoperating expense                    (130,201)    (318,285)   (284,486)
Income taxes                                  ---       13,469    (30,050)
Minority interest                             ---    (178,669)   (262,166)
                                      -----------   ---------- -----------
Income (loss) from operations           (228,999)       64,599   2,501,633
Gain on sale of discontinued
  operations                              224,538          ---         ---
                                       ----------   ----------  ----------
                                       $  (4,461)    $  64,599  $2,501,633
                                       ==========   ==========  ==========

Net assets of Holdings have been segregated in the September 30, 1995 consolidated balance sheets from their historic classifications. Details of such amounts (exclusive of cash of $1,297,766 as of September 30, 1995) were as follows:

     Accounts receivable, net                   $1,436,736
     Inventory                                   3,030,483
     Prepaid expense and other                     339,310
     Trade accounts payable                      (439,640)
     Accrued expenses                            (328,715)
     Current maturities of capital lease
         obligations                             (124,663)
                                                ----------
     Net current assets of discontinued
         operations                             $3,913,511
                                                ==========

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Property, plant and equipment,
       including capital lease
       assets, net                              $2,469,898
     Intangibles, net                              890,843
     Other assets                                   75,340
     Long-term portion of capital
         lease obligations                     (1,458,204)
     Minority interest                            (25,608)
                                               -----------
     Net noncurrent assets of discontinued
         operations                             $1,952,269
                                                ==========

Holdings leisure-time product sales to two major customers aggregated 32 percent and 10 percent and 34 percent and 19 percent of Holdings net products sales in Fiscal 1995 and 1994, respectively.

Interest expense included in discontinued operations totaled $81,731, $374,451 and $324,309 for the years ended September 30, 1996, 1995 and 1994, respectively.

The purchaser of Holdings has assumed responsibility for all of Holdings obligations. However, the Company remains contingently liable for certain obligations incurred prior to the sale of Holdings (See Note 12 - Contingent Liabilities).

NOTE 4--LEASES

Property, plant and equipment include the following amounts for leases which have been capitalized:
                                                   September 30
                                              ---------------------
                                                  1996       1995
                                              ---------  -----------

Building and improvements                      $     ---  $1,618,492
Equipment, furniture and fixtures                189,124     478,986
                                               ---------  ----------
                                                 189,124   2,097,478
Less accumulated amortization                     96,817     620,344
                                               ---------  ----------
                                                  92,307   1,477,134
Discontinued operations                              ---   1,333,166
                                               ---------  ----------
                                               $  92,307  $  143,968
                                               =========  ==========

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



The Company entered into a seven year operating lease with a third party for office space effective September 12, 1994. The lease is cancelable at the end of the 36th and 60th months of the term of the lease upon payment of a termination fee of $116,203 or $63,867, respectively. The Company has an informal agreement to reimburse an affiliate for office space used by the officers of the Company. The affiliate's lease is with an unrelated third party which expires September 30, 2001.

In 1987, Chartex entered into a lease for office space expiring March 3, 1999. In 1993, Chartex vacated these offices and subsequently subleased this space to a third party for a period expiring February 28, 1999. At the time the sublease was entered into a liability was established for all future costs to the end of the lease, net of sublease receipts.

Details of lease rent expense in total and separately for transactions with related parties is as follows:

                                         Year Ended September 30
                                       --------------------------
                                         1996     1995     1994
                                        -------  -------  -------
Operating lease expense:
  Building lease with officer/
   stockholder                        $    --- $ 86,224  $ 89,803
  Reimbursement of affiliate for
   office space used by officers        57,640      ---       ---
  Other                                114,684  128,835    64,856
                                      -------- --------  --------
                                       172,324  215,059   154,659
  Discontinued operations               32,035   93,416   101,178
                                      -------- --------  --------
  Continuing operations               $140,289 $121,643  $ 53,481
                                      ======== ========  ========

Sublease rental income was $30,752 for the year ended September 30, 1996.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Future minimum payments under capital and operating leases, including planned reimbursement of affiliate for office space used by officers, consisted of the following at September 30, 1996:

                                                          Rentals
                                                       Receivable
                                                            Under
                                       CapitalOperating Subleases
                                     --------- --------  --------

1997                                   $70,428 $263,581   $61,504
1998                                    26,374  263,983    61,504
1999                                       ---  168,477    15,376
2000                                       ---  148,605       ---
2001                                       ---  152,681       ---
                                      -------- --------  --------
Total minimum payments                  96,802 $996,827  $138,384
                                               ========  ========
Amount representing interest           (7,785)
                                      --------
                                      $ 89,017
                                      ========

NOTE 5-- NOTES PAYABLE AND LONG-TERM DEBT

During Fiscal 1996, the Company borrowed $1,000,000 with interest payable at 12 percent from an affiliate of Mr. Dearholt, a current director of the Company, under a one year note payable in full on November 20, 1996. The note is recorded net of unamortized discount of $9,514 resulting from the issuance of detachable stock warrants. The discount resulted in an effective interest rate of 17 percent on the note. As part of this transaction, Mr. Dearholt guaranteed the Company's obligations under the $1,000,000 promissory note. In consideration of the transaction, the Company issued warrants to each of Mr. Dearholt and the lender, which entitle each of them to purchase 10,000 shares of the Company's Common Stock at $3.00 per share, which represented the average trading price of the Company's Common Stock for the five trading days prior to the issuance of such warrants. The warrants expire upon the earlier of their exercise or the year 2000. Any stock issued under the warrants carries certain registration rights. Subsequent to the Company's Fiscal year end the note was repaid.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


During Fiscal 1996, the Company also borrowed $1,000,000 with interest payable at 12 percent from Mr. Dearholt, a current director of the Company, under a one year note payable in full in 1997. The note is recorded net of unamortized discount of $163,916 resulting from the issuance of detachable stock warrants. The discount resulted in an effective interest rate of 60 percent on the note. As part of the transaction, the Company issued to Mr. Dearholt and his affiliate, warrants to purchase 200,000 and 20,000 shares of the Company's Common Stock, respectively, at $3.10 per share, which represented the average trading price of the Company's Common Stock for the five trading days prior to the originally scheduled closing date for the transaction. In addition, if the Company defaults on its obligation under this note, the Company is required to issue an additional 200,000 shares of its common stock to Mr. Dearholt, in addition to all other remedies to which Mr. Dearholt may be entitled. Any stock issued under the warrants or this default provision carry certain registration rights. The warrants expire upon the earlier of their exercise or 2001.

During Fiscal 1996, the Company borrowed $160,000 from Mr. Parrish, a current officer and director of the Company. Funds were used to make a nonrefundable deposit in connection with the Chartex Acquisition. The borrowing is evidenced by a $160,000 demand note with interest payable on the first day of each quarter at a bank's prime rate of interest plus 1 1/4%. The note is collateralized by an option agreement which provides that, upon default, the officer/stockholder may require the Company in lieu of cash to issue sufficient shares of the Company's Common Stock (with demand registration rights) such that the net proceeds to be realized from the sale of such shares by the officer/stockholder are equal to the amount then due under the note.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Long-term debt and capital lease obligations at September 30, 1996 and 1995 consisted of the following:

                                                    September 30
                                              -------------------------
                                                       Continuing Discontinued
                                              1996     Operations  Operations
                                           ----------- ----------  ----------

Mortgage debt ,interest at LIBOR plus
  2.25%, due 1996                           $1,673,161   $    --- $     ---
Foundation note, noninterest bearing,
  due 1999, net of unamortized discount
  of $130,555, interest imputed at 11%         451,824        ---       ---
Convertible debentures, interest at 8%,
  due 1999, net of unamortized  discount
  of $90,000                                 1,910,000        ---       ---
Capital lease obligations:
  Equipment                                     89,017    145,719    80,219
  Building with officer/stockholder                ---        --- 1,502,648
                                            ---------- ---------- ---------
                                             4,124,002    145,719 1,582,867
Less current portion of long-term debt
  and capital lease obligations              1,736,706     56,702   124,663
                                            ----------  --------- ---------
Long-term portion, due in 1999              $2,387,296  $  89,017$1,458,204
                                            ==========  ========= =========

The Company's long-term debt and capital leases are composed of the following:

(1) The mortgage loan of $1,673,161 ((Pounds)1,062,500) is collateralized by the Company's London-based manufacturing facilities. The note is due the earlier of the completion of a sale of the facility by the Company or December 31, 1996. (See Note 14)

(2) The Foundation note for $451,824 ((Pounds)287,055) in a noninterest bearing Economic Development Grant provided by the United Kingdom Regional Selective Assistance Program. The grant is repayable by the Company if certain conditions of the grant are not satisfied.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3)$1,910,000 (net of $90,000 in unamortized discount) in convertible debentures with detachable warrants for 40,201 shares of Common Stock (the "Debentures") at 8% maturing in 1999. The Debentures are convertible into the Company's Common Stock at $5.275 ( representing the average market price for the five days preceding the date the Debentures were sold) or 80% of the market price at the time the debentures are converted into FHC Common Stock, whichever is less. The discount relates to the valuation of the detachable warrants.

(4) Capital lease obligations at September 30, 1995, relating to discontinued operations consist primarily of a building under an agreement determined to qualify as a capital lease. This obligation arose in 1992, upon completion by the lessor (a partnership -- one partner of which is a former officer and stockholder of the Company) of a 30,000 sq. ft. warehouse expansion at Holding's leased manufacturing facility. The Company entered into a 15-year lease with the lessor which provided for current monthly rental payments of $25,015 which were adjusted to $27,907 on July 1, 1993, and which are to be adjusted every third year thereafter during the term of the lease or any extension thereof to reflect any increase in the cost of living as measured by the percentage change in the Consumer Price Index. The Company is required to pay all real estate taxes and other costs under the lease. The lease includes a purchase option wherein the Company may purchase the leased facility for the greater of (1) $1,600,000 plus the cost of any additions made by the lessor since July 31, 1989, plus 5 percent per year after July 31, 1989, or (2) the value of the facility as determined by an appraisal conducted by an appraiser satisfactory to both parties. On March 31, 1994, the Company assigned its rights and obligations under the building lease to Holdings. In addition, effective January 29, 1996, as discussed in Note 3, the Company sold Holdings.

NOTE 6 - INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before income taxes as of September 30, 1996, 1995 and 1994, are as follows

                                      1996        1995        1994
                                   ----------  ----------  ----------

Tax credit statutory rates        $(2,944,503)$(2,871,966)$(1,870,601)
State income tax, net of
  federal benefits                   (184,227)         --         --
Benefit of net operating loss
  not recognized, increase in
  valuation allowance                3,153,062  2,871,966  1,870,601
Other                                 (24,332)        ---        ---
                                    ----------  ---------  ---------
                                    $      ---  $     ---  $     ---
                                    ==========  =========  =========

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



As of September 30, 1996, the Company had federal net operating loss carryforwards of approximately $25,100,000 and state net operating loss carryforwards of $23,300,000, respectively, for income tax purposes expiring in years 2005 to 2012. The benefit relating to $1,440,677 of these net operating losses relates to exercise of Common Stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $181,000 at September 30, 1996 expiring in years 1997 to 2008. The Company's Chartex subsidiary has U.K. net operating loss carryforwards of approximately $65,700,000 as of September 30, 1996. These U.K. net operating loss carryforwards can be carried forward indefinitely to be used to offset future U.K. taxable income.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      1996        1995
                                                  -----------  ----------
Deferred tax liabilities:
  Equipment, furniture and fixtures               $   (5,694) $  (17,084)
                                                  ----------- -----------
Deferred tax assets:
  Federal net operating loss carryforwards          8,527,506   5,364,007
  State net operating loss carryforwards              873,773     594,641
  Foreign net operating loss carryforwards         21,681,000         ---
  Tax credit carryforwards                            181,750     181,210
  Accrued Reality exclusivity fees                        ---   1,904,479
  Inventory obsolescence                              834,000     400,000
  Accounts receivable allowance                        10,000       6,679
  Sales discounts and returns allowance                46,775      13,730
  Accrued product return and
    trade promotions                                  254,000         ---
  Other                                                13,200      12,846
  Discontinued operations, net                            ---     702,309
                                                  ----------- -----------
  Total gross deferred tax assets                  32,422,004   9,179,901
  Valuation allowance for deferred tax assets    (32,416,310) (9,109,557)
                                                  ----------- -----------
  Deferred tax assets net of valuation allowance        5,694      70,344
                                                  ----------- -----------
  Net deferred tax assets (included in
    other assets)                                 $       --- $    53,260
                                                  =========== ===========

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



A reconciliation of the valuation allowance for deferred tax assets for the year ending September 30, 1996, is as follows:

Balance, beginning of year                         $(9,109,557)
Elimination of valuation allowance
  provided on assets of Holdings                        702,309
Valuation allowance provided on foreign
  net operating losses acquired in purchase
  of Chartex                                       (20,856,000)
Increase in valuation allowance charged
  to current operations                             (3,153,062)
                                                   ------------
Balance, end of year                               $(32,416,310)
                                                   ============
NOTE 7 - ROYALTY AND LICENSING AGREEMENTS

Prior to the February 1, 1996, acquisition of Chartex, the Company paid royalties under a series of licensing agreements to market the female condom in the United States, Canada and Mexico. These royalty agreements have ceased upon the acquisition and unpaid royalties were settled at the acquisition date.

Effective September 24, 1992, the Company entered into an agreement with Family Health International ("FHI"). FHI is a nonprofit organization supported in part by the United States Agency for International Development ("USAID"), a U.S. Government agency, to conduct research on products used to prevent unwanted pregnancies and sexually transmitted diseases. FHI, in conjunction with the Contraceptive Research and Development Program ("CONRAD"), conducted a major contraceptive effectiveness study (the "Effectiveness Study") for the Reality female condom to assess safety and efficacy. USAID sponsored and funded the Reality Effectiveness Study as part of its overall program on population, family planning and AIDS awareness and prevention. The agreement with FHI provides that FHI may not use, or permit the use of, the data supporting the Effectiveness Study (the "Data") in connection with any company competitive with the Company or product competitive with Reality.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


The agreement with FHI sets forth the terms and conditions regarding the future utilization of the pregnancy efficacy study results and provides that the Company will provide Reality to certain "Public Sector" organizations at a selling price of 115% of the Company's cost of manufacture and distribution as defined in the agreement--but not to exceed the best price given to any other customer ("Public Sector Price"). However, product requirements are limited to: (1) 20% of product available for sale by the Company ("Product Availability") in years one and two; (2) the greater of 6 million units or 20% of Product Availability in year three; (3) the greater of 8 million units or 20% of Product Availability in year four; and (4) the greater of 10 million units or 20% of Product Availability in year five and beyond.

The agreement further provides that FHI will be paid a royalty on private sector Reality sales. The royalty is calculated on a sliding scale based on the number of Reality units sold. The royalty rates range from the greater of $.005/unit or .36% of the manufactured sales price for product sales in excess of 10 million units to $.025/unit or 1.8% of the manufactured sales price for product sales in excess of 50 million units, all subject to a cumulative maximum royalty of $10 million. Since less than 10 million units have been sold to date no royalties have been incurred.

The Company has an exclusive license (except for licensor's rights) with Meijers Inc. to use the trademark "Reality" in the U.S. and Canada. For this exclusive license to the Reality trademark, the Company agreed to pay the licensor the greater of (a) $0.015 per female condom sold thereafter or (b) a minimum annual royalty equal to 50% of the average annual royalties paid during the period beginning five years immediately preceding the year for which the royalties are due or $4,500 whichever is greater.

In 1994, the Company settled its dispute with Colgate-Palmolive Company related to a product (Disposer Care), and received $2,299,787 net of fees and expenses. This settlement was recognized in the 1994 statement of operations and is included as part of discontinued operations.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 8-- INVENTORIES

The components of inventory, relating to continuing operations consist of the following:

                                                 September 30
                                           -------------------------
                                              1996           1995
                                           -----------   -----------

Raw material                               $   325,818   $       ---
Work in process                                 45,636           ---
Finished goods                               2,545,934     4,192,570
Less allowance for obsolescence            (1,950,000)   (1,000,000)
                                           -----------   -----------
                                           $   967,398   $ 3,192,570
                                           ===========   ===========

NOTE 9--STOCK OPTIONS AND OTHER COMPENSATION

In October 1989, in conjunction with an amendment of the officer/stockholder's employment agreement, the Company adopted the 1989 Stock Option Plan which granted the officer/stockholder (now "former officer") options to purchase up to 50,000 shares of Common Stock over a five year period at the price per share in the Company's initial public offering ($6.00). During a previous year, 30,000 of these options were canceled. The remaining options for 20,000 shares are currently exercisable.

On April 6, 1991 the Company entered into a stock option agreement with this same former officer. Under the agreement, the Company granted the former officer the option to purchase up to 130,000 shares of the Company's Common Stock at the market price at the date of the grant ($4.75 per share). Exercise of the option was contingent upon the market price of the Common Stock equaling at least $9.50 per share within a three-day period immediately preceding the date of exercise. On July 31, 1996, the Board of Directors amended the plan entitling the exercise of these options for 130,000 shares of Common Stock at any time prior to the expiration of the option period. At September 30, 1996 options to purchase 130,000 shares of Common Stock were outstanding under this agreement. In October, 1996 36,000 of these shares were exercised.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


The 1990 Stock Option Plan provides for the award of options to purchase up to 200,000 shares of the Company's Common Stock to key Company employees at an option price and term as determined by the compensation committee of the Board of Directors (Board), subject to prior approval by the Board in certain circumstances. Commencing 12 months after award, employees may exercise up to 25% of their option shares. Employees may exercise up to an additional 25% of their option shares on each of the three following annual anniversary dates so that the awarded options will become fully exercisable on and after the fourth anniversary date. Options for 117,904 shares were outstanding under the plan at September 30, 1996, including options for 94,904 shares which are exercisable.

In 1991, the Company entered into a management services, noncompetition and confidentiality agreement with Phoenix Health Care Limited Partnership ("PHCLP"), a stockholder, to provide certain advisory services through September 30, 1996. As part of this agreement, the Company issued options to purchase up to 300,000 shares of the Company's Common Stock at the market price of the stock at the date of grant ($4.75 per share). Exercise of the options by the stockholder was contingent upon the Company's Common Stock doubling in price (from the market price at date of grant) and maintaining that price for a period of time. In October 1991 this contingency was met and on December 13, 1991, options to acquire 105,263 shares at $4.75 per share were exercised by the stockholder. Notes payable to this stockholder were canceled as consideration for the exercise price of the Common Stock options exercised. On January 28, 1993, the stockholder exercised options for an additional 34,353 shares of Common Stock at $4.75 per share. The remaining 160,384 options expired at September 30, 1996.

On September 10, 1994, the Company entered into an employment contract with an officer of the Company. The agreement is for an initial term of three years and automatically renews for additional three-year terms thereafter unless terminated by either party. The agreement provides for a base salary of $175,000 during the first year of the agreement ($195,000 in year two and $225,000 in year three) and provides for a performance-based cash bonus of between 60% and 100% of the base salary. The agreement also provides for certain other fringe benefits and participation in a stock option plan at a level to be approved by the Board of Directors. The agreement provides that the officer will continue to be paid the base salary for a period equal to the longer of two years from the date of termination or the remainder of the terms of the employment agreement or any renewals thereof, unless terminated for cause or due to disability.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


On November 2, 1994 the Company adopted the 1994 Stock Option Plan ("1994 Plan"), subject to shareholder approval. The 1994 Plan provides for the award of options to purchase up to 449,000 shares of the Company's Common Stock in the aggregate and options for no more than 200,000 shares to any one participant. Options are granted at an option price and term as determined by the Compensation Committee of the Board. The exercise price of granted options may not be less than the closing price of the Company's Common Stock on the date of grant. Commencing with the award date, options vest as follows:

  (a) One-third of the options vest one year after the date of grant.

  (b) One-third of the options vest when the average closing price per share of the Company's Common Stock for any ten consecutive trading days is at least 25% higher than the closing price on the date the options were granted.

  (c) One-third of the options vest on the date of issuance of the Company's audited financial statements for the first Fiscal year in which the Company's Female Health division achieves fully diluted earnings per share of at least $.80.

On November 21, 1994 the Company granted 427,500 options under the 1994 Plan to certain employees at an exercise price of $6.00 per share. Following the original award, but prior to shareholder approval, 57,400 awarded options were forfeited. Subsequently, an additional 64,100 options were forfeited.

On January 27, 1995 Phoenix Health Care of Illinois, Inc. ("PHC"), the general partner of PHCLP was awarded, subject to shareholder approval, options to purchase 90,000 shares of the Company's Common Stock at $6.00 per share ("1994 PHC Option Plan"). The options vest in accordance with the same vesting criteria as the 1994 Plan above.

On April 4, 1995 the Company's shareholders approved the 1994 Plan, the grant of 370,100 options (original grant less options forfeited prior to shareholder meeting) and the 90,000 options awarded to PHC. Options for 262,000 shares of Common Stock granted to current employees under the 1994 Plan and options for 90,000 shares granted to PHC were amended on March 19 and April 4, 1996, respectively, by changing (i) the exercise price from $6.00 to $3.875 per share (the last sale price of the Company's Common Stock as of March 19, 1996), and
(ii) the vesting criteria under paragraph (c) above to provide for vesting of one-third of the options on the date when the Company and its subsidiaries, on a consolidated financial basis, achieve a positive cash flow for a six months period, as determined by Company's independent auditors. On March 19, 1996 the Compensation Committee of the Board also granted options for 140,900 shares of Common Stock under the 1994 Plan to an officer of the Company and to employees at the Company's subsidiary, Chartex International, based on the foregoing amended vesting criteria. At September 30, 1996 536,900 options were

          THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


outstanding under the 1994 Plan and the 1994 PHC Option plan, 132,000 were exercisable.

On March 19, 1996, the Compensation Committee of the Board also granted special stock options to a consultant to purchase 30,000 shares and an officer of the Company to purchase 120,000 shares at an exercise price of $3.875. The Company recognized a charge to income of $91,000 in connection with the issuance of options to a nonemployee under FAS 123. The options vest in accordance with the same vesting criteria under the 1994 Plan as described above. At September 30, 1996 150,000 options were outstanding, none of which were exercisable.

Directors who are employees of the Company do not receive compensation for serving in such capacity. Directors who are not employees of the Company each receive $1,000 for attendance at each Board meeting or a meeting of a committee of which he or she is a member. In addition, on April 29, 1996 the Company established The Female Health Company Outside Director Stock Option Plan which provides that each director who is not an employee of the Company receives an automatic grant of options to purchase 30,000 shares of the Company's Common Stock at an exercise price equal to the last sale price of the Company's Common Stock on the date of grant. The options vest in one-third increments on the grant date and each of the two successive anniversaries thereafter provided the director continues to serve on the Board. On April 29, 1996, options to purchase 30,000 shares of Common Stock at $5.25 per share were granted to one director and on July 31, 1996 options to purchase 30,000 shares of Common Stock at $5.9375 were granted to another director. At September 30, 1996, of the 60,000 options outstanding, 20,000 options were exercisable.

During Fiscal 1996, the Company granted Mr. Parrish options to purchase 120,000 shares of the Company's Common Stock. The options vest in 40,000 share increments on each of (i) the first anniversary of the grant date (ii) the date when the average last sale price of the Company's Common Stock is at least $7.50 per share and (iii) the date when the Company and its subsidiaries, on a consolidated basis, achieve a positive cash flow for a six-month period, as determined by the Company's independent auditors. The exercise price for each share of Common Stock is $3.875, which was the last sale price of the Company's Common Stock on the American Stock Exchange on the date of grant.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Transactions regarding stock options in Fiscal 1994, 1995 and 1996 were as follows:

                                    Number of     Weighted Average
                                     Shares       Option Price/Share
                                    ---------     -------------------

Outstanding at September 30, 1993    416,050     $  5.78
                                    ---------    -------
Exercisable at September 30, 1993     296,641    $  5.36
                                    ---------    -------
 Granted                               47,500    $  9.50
 Exercised                            (2,412)       5.04
 Forfeited/canceled                   (7,300)       9.48
                                    ---------    -------
Outstanding at September 30, 1994     453,838    $  6.11
                                    =========    =======
Exercisable at September 30, 1994     363,011    $  5.39
                                    =========    =======
 Granted                              517,500    $  6.01
 Exercised                              (300)       4.00
 Forfeited/canceled                 (133,400)       6.16
                                    ---------    -------
Outstanding at September 30, 1995     837,638    $  6.04
                                    =========    =======
Exercisable at September 30, 1995     235,175    $  5.97
                                    =========    =======
 Granted                              470,900    $  4.09
 Exercised                           (13,350)       3.51
 Forfeited/canceled                 (160,384)       4.75
                                    ---------    -------
Outstanding at September 30, 1996   1,485,704    $  4.89
                                    =========    =======
Exercisable at September 30, 1996     396,904    $  5.82
                                    =========    =======

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10-- STOCKHOLDERS' EQUITY

On February 23, 1994 the Company completed a private placement of 1,250,000 shares of its Common Stock. Proceeds, net of offering expenses of $1,087,137, were $10,787,863 and primarily used to support the nationwide marketing and commercial distribution of Reality.

On July 26, 1994 the Company issued 52,942 shares of its Common Stock valued at $547,050 in connection with the acquisition of certain assets and the business of Reflect, Inc. These assets have been sold in the 1996 sale of Holdings.

In June, 1995 30,000 shares of the Company's Common Stock with a market value of $114,375 were issued in settlement of a dispute arising in connection with the acquisition of the assets of Reflect, Inc.

In connection with the Company's 1990 initial public offering of Common Stock, its underwriters received, for a nominal cost, warrants to purchase 25,000 shares of the Company's Common Stock at $7.20 per share. The warrants lapsed on July 19, 1995.

In February and March 1995 the Company issued 970,000 shares of Common Stock to two investors in a "Regulation S" private placement for proceeds of $3,138,940 (net of expenses of $25,200).

On March 13, 1995 the Company entered into an agreement ("Consulting Agreement") engaging the services of a consultant to perform and provide investor relations and development services for the Company. In connection with the Consulting Agreement, the Company granted the consultant warrants to purchase 150,000 shares of the Company's Common Stock exercisable at $5.00 per share. In April, 1996 the Board of Directors approved the Amendment of Consulting Agreement which provided for a warrant exercise price of $3.50 per share, the last sale price of the Company's Common Stock on the date of the agreement. 50,000 shares were exercisable on the date of the amendment and the warrant becomes exercisable as to an additional 50,000 shares on August 1, 1996 if, on that date, the closing price of the Company's Common Stock wherever listed is $7.50 per share or higher. The warrant becomes exercisable as to the last 50,000 shares on November 1, 1996 if, on that date, the closing price of the Company's Common Stock wherever listed is $9.00 per share or higher. In addition, if either of the two stock performance parameters set forth above for a specific period is not met for such period, but in a subsequent period the stock performance parameter for such subsequent period is met, then, in addition to the shares which would otherwise be exercisable for such subsequent period, any shares which have not vested for a prior period or periods shall also become exercisable on such subsequent period vesting date. Warrant shares which have not vested as of March 13, 1997 in accordance with these terms shall

          THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


not be exercisable and the warrants shall terminate as to such unvested shares after March 13, 1997. At September 30, 1996 the warrant was exercisable as to 50,000 shares. The Company recognized $78,500 of compensation in connection with the exercisable shares under FAS 123.

On May 29, 1996 the Company entered into a consulting agreement which was subsequently amended and restated on June 17, 1996. The "Restated Consulting Agreement" engaged the services of a consulting firm and provided for the Company to pay up to 96,000 shares of the Company's Common Stock. 90,000 shares were issued in May and August, 1996 and 6,000 shares were issued in October, 1996 to the consulting firm to complete the obligation.

In June and July, 1996 the Company sold in a public offering 700,000 shares of Common Stock. The proceeds were used to repay a (Pounds)312,000 promissory note and make a partial prepayment on another promissory note and to fund the Company's operating, working capital, and marketing needs. Net proceeds to the Company from the offering, after deduction of associated expenses were $2,779,417. In addition, 27,000 shares of Common Stock were issued to the placement agent in November, 1996 for accrued offering expenses.

No warrants were exercised during Fiscal 1996. At September 30, 1996 the following warrants were outstanding:

Warrant in connection with the consulting agreement
  (see above)                                               150,000
Warrant to the lender and the guarantor in connection
  with a $1,000,000 note (See Note 5)                        20,000
Warrant to the lender and the guarantor in connection
  with a $1,000,000 note (See Note 5)                       220,000
Warrants issued in connection with Convertible Debentures
  (See Note 5)                                               40,201
                                                            -------
Outstanding at September 30, 1996                           430,201
                                                            =======

At September 30, 1996 the Company has reserved a total of 2,985,638 shares of its Common Stock for the exercise of options under the management agreement, the agreement with the officer/stockholder, the option plans and warrants outstanding. It also includes the additional shares reserved if the Company defaults on its obligation to pay interest and principal on a $1,000,000 Stockholder notes and for the conversion of the debentures.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 11--INDUSTRY SEGMENTS AND FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Prior to January 29, 1996, the effective date of the sale of Holdings, the Company operated in three principal segments - leisure time products, institutional health care and consumer health care products. The Company's leisure time products were marketed by Holdings primarily through independent sales representatives and broker organizations and the Holdings' sales force to retail consumer outlets, including the sporting goods and household departments of mass merchandisers, and sporting goods, grocery and drug store chains. The Company's institutional health care products were primarily marketed through Holdings' joint venture partner's sales force, which includes a dealer network.

The Company's consumer health care product is marketed by FHC's sales force and separate independent sales representative and broker organizations to wholesalers, distributors and retail consumer outlets. With the decision to sell Holdings, the leisure time, institutional health care and other products segments have been reclassified as discontinued operations.

Segment information for the four months ended January 29, 1996, are not included as it is not material.

Summary industry segment information for Fiscal 1995 and Fiscal 1994 is as follows:

                                                    Years Ended September 30
                                                     1995        1994
                                                  ----------- -----------
Net Revenues
 Continuing operations - Consumer Health Care     $ 2,179,155 $ 1,671,885  (a)
                                                  =========== ===========
 Discontinued operations:
  Leisure time                                    $11,059,196 $10,140,690
  Institutional Health Care                         1,236,685   1,447,890
  Other:
   Total                                            1,356,807   3,451,973  (b)
   Intersegment                                     (165,126)   (537,378)
                                                  ----------- -----------
   Unaffiliated customers                           1,191,681   2,914,595
                                                  ----------- -----------
                                                  $13,487,562 $14,503,175
                                                  =========== ===========

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



                                                    Years Ended September 30
                                                     1995        1994
                                                 ------------ -----------
Loss from Continuing Operations:
 Consumer Health Care                            $(7,952,993)$(5,417,562)
 Corporate                                          (458,698)   (220,176)
                                                 ------------ -----------
   TOTAL                                         $(8,411,691)$(5,637,738)  (a)

 Interest income                                       13,508     139,483
 Interest expense                                    (48,775)     (3,512)
                                                 ------------ -----------
 LOSS FROM CONTINUING OPERATIONS                 $(8,446,958)$(5,501,767)
                                                 ============ ===========
Depreciation and amortization Expense:
 Continuing operations, Consumer
  Health Care                                     $    66,493 $    20,112
 Discontinued operations:
  Leisure Time                                        393,925     377,056
  Institutional Health Care                            32,433      40,426
  Other                                                67,006      42,816
                                                  ----------- -----------
                                                      493,364     460,298
                                                  ----------- -----------
TOTAL DEPRECIATION AND AMORTIZATION               $   559,857  $  480,410
                                                  =========== ===========
Capital expenditures:
 Continuing operations, Consumer Health
  Care                                            $   105,801 $   145,739
 Discontinued operations:
  Leisure time                                        125,589     116,281
  Institutional Health Care                            13,732      14,987
  Other                                                15,257     136,039
                                                  ----------- -----------
                                                      154,578     267,307
                                                  ----------- -----------
TOTAL CAPITAL EXPENDITURES                        $   260,379 $   413,045
                                                  =========== ===========

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


                                                    Years Ended September 30
                                                     1995        1994
                                                 ------------ -----------

Identifiable Total Assets:
 Continuing operations, Consumer
  Health Care                                     $ 6,575,025 $ 9,245,775  (c)
 Discontinued operations:
  Leisure time                                      8,301,794   8,413,455
  Institutional Health Care                           482,512     415,669
  Other                                               756,070     572,417
                                                  ----------- -----------
                                                    9,540,376   9,401,541
 Liabilities of discontinued operations           (2,376,830) (2,363,369)
                                                  ----------- -----------
                                                    7,163,546   7,038,172
                                                  ----------- -----------
TOTAL IDENTIFIABLE ASSETS                         $13,738,571 $16,283,947
                                                  =========== ===========

(a) Reflects the fourth quarter commercial launch of Reality in the U.S.

(b) Includes $2,299,787 in net proceeds from settlement of the Disposer Care licensing litigation. See Note 7 of Notes to Consolidated Financial Statements.

(c) Reflects net proceeds of $10,787,863 from the private placement of 1,250,000 shares of Company Common Stock.

NOTE: The segments of the Company's Holdings subsidiary have been accounted for as discontinued operations (see Note 3) and, as a result, previously reported segment information has been restated to reflect this change. Any corporate overhead incurred by Holdings which was previously allocated to the Consumer Health Care segment or corporate expense, depreciation or identifiable assets has also been reclassified and now is included with amounts reported as discontinued operations. Also, interest on debt related to the discontinued operations aggregating $374,451 and $324,309 for Fiscal 1995 and 1994 has been included in discontinued operations.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


With the February 1, 1996 acquisition of Chartex (see Note 2) the Company now operates internationally. Summary financial information for Fiscal 1996 is as follows:

                           U.S.         U.K.    Eliminations Consolidated
                         -----------  ---------- ----------- ------------
Net revenues              $1,514,432  $  570,450   $  20,624   $2,064,258
Net loss                 (6,763,536) (1,896,768)         ---  (8,660,304)
Identifiable assets        7,382,396   6,320,099   2,436,872   11,265,623

NOTE 12--CONTINGENT LIABILITIES

Prior to the sale of Holdings, the Company entered into an employment agreement with Mr. Wundrock and an agreement for the lease of Holdings' facilities. Each of these agreements was assigned to Holdings and assumed by the buyer of Holdings. However, because the third party creditor did not release the Company from any future liability under these employment and lease agreements at the time of their assignment, the Company remains contingently liable if Holdings defaults in making any payments under the agreements. At September 30, 1996, the total future payments for these contingent liabilities was $3.5 million for the lease of Holding facilities and $.9 million for the employment agreement.

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

NOTE 13--RELATED PARTY TRANSACTIONS

During Fiscal 1996, the Company entered into an agreement with John A. Wundrock and Thomas J. Bonesho, two of its former directors. Pursuant to this agreement, the Company acknowledged that Mr. Wundrock and Mr. Bonesho incurred $67,186.87 of expenses in connection with the Company's special meeting proxy related to the approval of the sale of Holdings and the change in the Company's name. In accordance with this agreement, the Company agreed to reimburse Messrs. Wundrock and Bonesho for such expenses by issuing them 15,580 shares of the Company's Common Stock, representing the number of shares required to reimburse them for such expenses based on the last sale price of the Company's Common Stock on March 11, 1996

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


During Fiscal 1996, the Compensation Committee of the Board of Directors of the Company repriced and changed one of the vesting criteria on options granted to certain employees of the Company on November 21, 1994, including options for 200,000 shares to Dr. Leeper, options for 44,000 shares to Mr. Parrish and options for 90,000 shares to Phoenix Health Care of Illinois, Inc., a corporation in which Mr. Parrish and Dr. Leeper are officers, directors and shareholders. The option exercise price was reduced from the initial exercise price of $6.00 to $3.875 (which was the last sale price of the Company's Common Stock on the American Stock Exchange on the date of the repricing). The options vest in one-third increments on each of (i) the first anniversary of the initial grant date, (ii) the date when average sale price for the Company's Common Stock for any 10 consecutive trading days is at least $7.50 per share and (iii) the date the Company and its subsidiaries, on a consolidated basis, achieve a positive cash flow for a six-month period. Initially, the last one-third of the options were to vest when the Company achieved fully diluted earnings per share of at least $.80 for any Fiscal year. The Compensation Committee elected to reprice the options and change the final vesting criteria because the Committee felt that due to changed circumstances, including the reduction in the trading price of the Company's Common Stock, the options were no longer providing the incentive they were designed to provide.

During Fiscal 1996, the Company paid $60,000 for consulting services to Phoenix Health Care of Illinois, Inc., a corporation in which Mr. Parrish and Dr. Leeper are officers, directors and shareholders. The Company has an informal agreement to reimburse Phoenix for office space used by the officers of the Company (See Note 4). The space is leased by Phoenix Health Care of Illinois from a third party.

It has been and currently is the policy of the Company that transactions between the Company and its officers, directors, principal shareholders or affiliates are to be on terms no less favorable to the Company than could be obtained from unaffiliated parties. The Company intends that any future transactions between the Company and its officers, directors, principal shareholders or affiliates will be approved by a majority of the directors who are not financially interested in the transaction.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 14. - SUBSEQUENT EVENTS

Subsequent to September 30, 1996, a former officer of the Company exercised 36,000 options resulting in issuance of 36,000 shares for $171,000.

Certain convertible debt holders converted $1,116,550 of debt plus accrued interest in exchange for 319,150 shares of Common Stock in accordance with the conversion feature of the bonds.

On October 28, 1996, the Company's Board of Directors approved the issuance of 10,000 shares of Common Stock and granted 22,500 stock options to its newly hired chief financial officer.

On December 10, 1996, the Company's subsidiary, Chartex Resources, Ltd. entered into an agreement to lease its 40,000 square foot manufacturing facility located in London, England. The lease is in essence a sale of the facility as it requires up front consideration of (Pounds)1,950,000 ($3,080,000) due at closing, a nominal annual rental charge and contains an option for the lessee to purchase the facility for one pound from the period December 2006 to December 2027.

As part of the same transaction, Chartex Intentional PLC and Chartex Resources Limited entered into an agreement to lease back the facility for (Pounds)195,000 ($307,900) per year until 2016. The lease also requires a deposit of (Pounds)195,000 to be reduced in subsequent years until the Company achieves an operating profit for three consecutive years. The Female Health Company, the parent, has guaranteed the payment of the lease. The facility had a net book value of (Pounds)777,000 (approximately $1,226,883) at September 30, 1996. Any gain resulting from this transaction will be recognized ratably over the life of the subsequent leaseback.

Concurrent with this transaction, the Company repaid the mortgage loan on this property which, at September 30, 1996, had a balance of (Pounds)1,062,500 ($1,673,161).

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


On June 15, 1995, the Company and Holdings entered into a settlement agreement ("Settlement Agreement") with Reflect, Inc. regarding certain disputes arising in connection with Holdings' July 1994 acquisition of certain assets of Reflect, Inc. Terms of the Settlement Agreement included the issuance in June 1995 of 30,000 shares of Company Common Stock to Reflect with a market value of $114,375, advance payments of royalties (up to $68,343) under the royalty agreement which was part of the original Reflect purchase agreement and certain other requirements. Subsequent to September 30, 1996, the Company was informed by Reflect, Inc., that $150,000 was owed jointly by Holdings and Female Health Company in connection with requirements of the June 1995 settlement agreement. The Female Health Company recorded a $60,000 liability representing their allocable share in the September 30, 1996, financial statements.

NOTE 15 - CONTINUING OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $8.7 million for the year ended September 30, 1996 and as of September 30, 1996 had an accumulated deficit of $31 million. At September 30, 1996, the Company had deficit working capital of $.9 million and stockholders' equity of $2.9 million. The Company expects to incur substantial expenditures in an effort to increase consumer awareness and acceptance of the female condom. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company must generate additional resources or consider modification to its current plan to promote and distribute the female condom. Management's plans include the sale of additional equity or debt securities under appropriate market conditions, alliances or other partnership agreements or other business transactions.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the female condom. Management believes that recent developments, including the Company's agreement with the Joint United Nations Programme on HIV/AIDS ("UNAIDS") provide an indication of the Company's early success in broadening awareness and distribution of the female condom and may benefit efforts to raise additional capital and to secure additional agreements to promote and distribute the female condom throughout other parts of the world.

           THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated requirements. While the Company intends to pursue these opportunities to raise additional capital, no assurances can be given that the Company will be successful in entering into either other agreements for the sale of the female condom or for raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to promote the female condom and to curtail certain other of its operations.

                  INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES


To the Board of Directors
The Female Health Company
Chicago, Illinois

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedules I and II are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements taken as a whole.

                                 /s/McGLADREY & PULLEN, LLP

                                 McGLADREY & PULLEN, LLP

Schaumburg, Illinois
December 13, 1996

               SCHEDULE I - CONDENSED FINANCIAL
                    INFORMATION OF REGISTRANT
                    The Female Health Company

CONDENSED BALANCE SHEETS

                                                    September 30
                                                        1995
                                                    ------------
Assets
Current assets:
 Cash                                               $   223,578
 Accounts receivable, less allowances
  $51,024 in 1995                                       415,089
 Inventories                                          3,192,570
 Prepaid expenses and other                             233,095
                                                    -----------
Total current assets                                  4,064,332

Other assets:
 Prepaid royalties                                    1,875,491
 Other                                                  399,062
 Investment in and advances to wholly-owned
  subsidiary                                          7,425,751
                                                    -----------
                                                      9,700,304
 Equipment and leasehold improvements, cost             351,784
 Less allowances for depreciation                     (115,644)
                                                    -----------
                                                        236,140
                                                    -----------

                                                    $14,000,776
                                                    ===========

Liabilities and stockholders' equity
Current liabilities:
 Notes payable - bank                               $   109,503
 Accounts payable                                     1,383,754
 Accrued minimum royalties                            4,761,198
 Other                                                  106,146
                                                    -----------
Total current liabilities                             6,360,601
Long-term debt                                           89,017
Stockholders' equity                                  7,551,158
                                                    -----------
                                                    $14,000,776
                                                    ===========

                SCHEDULE I - CONDENSED FINANCIAL
              INFORMATION OF REGISTRANT (continued)
                    The Female Health Company
                                                   Years Ended September 30
                                                  -------------------------
CONDENSED STATEMENTS OF OPERATION                    1995          1994
                                                  -----------    ----------
Net sales and other revenue                        $2,179,155    $1,671,885
Management fees from wholly-owned,
 discontinued subsidiary                                   --        12,500
                                                   ----------    ----------
                                                    2,179,155     1,684,385
Costs and expenses:
 Cost of products sold                              2,558,420     1,138,905
 Selling and administrative expenses                5,319,325     2,700,630
 Reality exclusivity fees                           2,578,941     2,993,299
 Research and new product development
  expense                                             135,121       489,656
 Net interest expense (income)                         34,306     (148,838)
                                                  -----------   -----------
                                                   10,626,113     7,173,652
                                                  -----------   -----------
Loss from continuing operations                   (8,446,958)   (5,489,267)

Discontinued operations - Note A                       64,599     2,489,133
                                                 ------------   -----------
Net loss                                         $(8,382,359)  $(3,000,134)

CONDENSED STATEMENTS OF CASH FLOW

Cash provided by (used in) operating activities  $(4,887,110)  $(8,749,316)

INVESTING ACTIVITIES
 Cash contributed to wholly-owned
  discontinued subsidiary                              53,600   (1,100,249)
 Distributions from controlled joint
  venture                                                   -       203,449
 Other                                              (170,818)     (117,582)
                                                 ------------      --------
                                                    (117,218)   (1,014,382)
FINANCING ACTIVITIES
 Proceeds from issuance of common stock             3,164,140    12,984,135
 Cost of issuing common stock                        (25,200)   (1,045,725)
 Net increase (decrease) in notes payable             109,503           -
 Other                                               (39,830)     (176,391)
                                                 ------------   -----------
                                                    3,208,613    11,762,019
                                                 ------------   -----------
Increase (decrease) in cash                      $(1,795,715)    $1,998,321
                                                  ===========    ==========

                SCHEDULE I - CONDENSED FINANCIAL
              INFORMATION OF REGISTRANT (continued)
                    The Female Health Company

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The Female Health Company (Parent Company) owned 100% of WPC Holdings, Inc. ("Holdings"), which in-turn controls a joint venture investment. Holdings was sold effective January 29, 1996. The operations of Holdings, including its joint venture, are reflected as discontinued operations in the Parent Company - only condensed statements of operations. Holdings, which previously was a division of the Parent Company, did not become a subsidiary until an April 1, 1994 corporate restructuring.

In the Parent Company-only condensed balance sheet, the Parent Company's investment in Holdings is stated at cost plus equity in its undistributed earnings since the date of the restructuring plus any intercompany advances. The Parent Company's equity in the earnings of Holdings (since April 1, 1994), and Holdings' and the joint venture's operating results for periods prior to the April 1, 1994 restructuring, are reflected as discontinued operations in the Parent Company - only condensed statements of operations. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE B--NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1995:

Equipment leases due at various dates bearing
 interest at rates ranging from 5% to 18%                  $145,720

Less current maturities                                      56,703
                                                            -------
                                                            $89,017
                                                            =======

Following the April 1, 1994 incorporation of Holdings (the Company's wholly-owned subsidiary) the Company transferred certain assets and assigned certain liabilities not related to the Company's consumer health care segment to Holdings. As of September 30, 1995 amounts due under capital lease obligations assigned to Holdings aggregated $3,501,896. The Company remains contingently liable under these obligations.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The Female Health Company and Subsidiaries


                                                                     Charged
                                   Balance at  Acquired Charged to  to Other
                                    Beginning      with  Costs and  Accounts
Description                         of Period   Chartex   Expenses Described
------------------------------------------------------------------------------

Year ended September 30, 1996
Deducted from asset accounts:
Allowance for doubtful
accounts and returns               $   51,024  $ 72,404 $  501,509  $    ---
Inventory Reserve                   1,000,000       ---    950,000       ---
                                   ----------  -------- ----------  --------
                                   $1,051,024  $ 72,404 $1,452,509  $    ---
                                   ----------  -------- ----------  --------
Year ended September 30, 1995
Deducted from asset accounts:
  Continuing operations:
    Allowance for doubtful
      accounts and returns           $ 67,200  $    --- $  145,202   $   ---
    Inventory Reserve                     ---       ---  1,000,000       ---
                                    ---------  -------- ----------  --------
                                     $ 67,200  $    --- $1,145,202   $   ---
                                    ---------  -------- ----------   -------
  Discontinued operations:
    Allowance for doubtful
      accounts and returns           $280,000  $    ---   $682,272   $   ---
    Co-op advertising allowance       515,531       ---    (5,376)       ---
                                     --------  --------   --------  --------
                                      795,531       ---    676,896       ---
                                    --------- ---------  ---------  --------

                                     $862,731  $   ---- $1,822,098  $    ---
                                     ========  ======== ==========  ========

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The Female Health Company and Subsidiaries


                                                                     Charged
                                   Balance at  Acquired Charged to  to Other
                                    Beginning      with  Costs and  Accounts
Description                         of Period   Chartex   Expenses Described
------------------------------------------------------------------------------

Year ended September 30, 1994
  Continuing operations:
    Deducted from asset accounts:
    Allowance for doubtful
      accounts and returns           $    ---   $   ---   $140,891  $    ---
    Inventory Reserve                     ---       ---        ---       ---
                                     --------   -------   --------  --------
                                     $    ---   $   ---   $140,891  $    ---
                                     --------   -------   --------  --------
  Discontinued operations:
    Allowance for doubtful
      accounts and returns           $522,243  $    ---   $399,151   $   ---
    Co-op advertising allowance       220,626       ---    426.905       ---
                                     --------  --------   --------  --------
                                      742,869       ---    826.056       ---
                                    --------- ---------  ---------  --------

                                     $742,869  $   ----   $966,947  $    ---
                                     ========  ========   ========  ========

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The Female Health Company and Subsidiaries




                                                       Deductions    at End
Description                                              Describe of Period
-----------------------------------------------------------------------------

Year ended September 30, 1996
Deducted from asset accounts:
Allowance for doubtful
accounts and returns                                   $(416,319) $  208,618
Inventory Reserve                                             --   1,950,000
                                                       ---------- ----------
                                                       $(416,319) $2,159,618
                                                       ---------- ----------
Year ended September 30, 1995
  Continuing operations:
    Deducted from asset accounts:
    Allowance for doubtful
      accounts and returns                             $(161,378) $   51,024
    Inventory Reserve                                         ---  1,000,000
                                                       ---------- ----------
                                                       $(161,378) $1,051,024
                                                       ---------- ----------
  Discontinued operations:
    Allowance for doubtful
      accounts and returns                              $(597,771)  $ 364,501
    Co-op advertising allowance                          (220,155)    290,000
                                                        ---------- ----------
                                                         (817,916)    654,501
                                                        ---------- ----------
                                                        $(979,304) $1,705,525
                                                         ========= ==========

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The Female Health Company and Subsidiaries




                                                       Deductions    at End
Description                                              Describe of Period
-----------------------------------------------------------------------------
Year ended September 30, 1994
  Continuing operations:
    Deducted from asset accounts:
    Allowance for doubtful
      accounts and returns                              $(73,691)  $ 67,200
    Inventory Reserve                                         ---       ---
                                                        ---------  --------
                                                        $  73,691  $ 67,200
                                                        ---------  --------
  Discontinued operations:
    Allowance for doubtful
      accounts and returns                              $(641,394) $ 280,000
    Co-op advertising allowance                          (132,000)   515,531
                                                        ---------- ---------
                                                         (773,394)   795,531
                                                        ---------- ---------
                                                        $(847,085) $ 862,731
                                                         ========= =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information in response to this item is incorporated herein by reference to "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's Fiscal year ended September 30, 1996., and to "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this Item is omitted from this Report as the Registrant intends to file its definitive proxy statement not later than 120 days after the end of the Fiscal year covered by this Report, and the information to be included therein is included herein by reference. Information in response to this item is incorporated herein by reference to "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

Information required by this Item is omitted from this Report as the Registrant intends to file its definitive proxy statement not later than 120 days after the end of the Fiscal year covered by this Report, and the information to be included therein is included herein by reference. Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is omitted from this Report as the Registrant intends to file its definitive proxy statement not later than 120 days after the end of the Fiscal year covered by this Report, and the information to be included therein is included herein by reference. Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A. Documents Filed as a Part of This Report:

1. Financial Statements.

        The following consolidated financial statements of the Company are included in Item 8 hereof:

        Consolidated Balance Sheets - September 30, 1996 and 1995

        Consolidated Statements of Operations--Years ended September 30, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity--Years ended September 30, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows - Years ended September 30, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

   The following financial statement  schedules of the Company  are included in
     Item 8 hereof:

   Schedule I - Condensed Financial Information of Registrant

   Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits Filed:

Exhibit
Number Description
------ -------------

3.1    Amended and Restated Articles of Incorporation. (1)

3.2    Amended and Restated By-Laws of the Company. (2)

4.1    Amended and Restated Articles of Incorporation same as Exhibit 3.1 (1)

4.2 Articles II, VII, and XI of the Amended and restated By-Laws of the Company. (included in Exhibit 3.2 (2))

10.1 Employment Agreement between John Wundrock and the Company dated October 1, 1989. (1)

10.2 Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company) 1990 Stock Option Plan. (3)

10.3 Commercial Building Lease dated May 1, 1992 covering the Jackson, Wisconsin office and manufacturing facility. (4)

10.4 Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (5)

10.5   Trademark License Agreement for Reality Trademark. (6)

10.6 Office space lease between the Company and John Hancock Mutual Life Insurance Company dated June 1, 1994. (7)

10.7 Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (8)

10.8   1994 Stock Option Plan. (9)

10.9 Investor relations and development services Consulting Agreement between the Company and CCRI Corporation dated March 13, 1995. (10)

10.10 Consultant Warrant Agreement dated March 13, 1995 between the Company and CCRI Corporation, as amended on April 22, 1996. (11)

10.11 Offshore Securities Subscription Agreement for the sale of 370,000 shares of Company Common Stock dated February 7, 1995. (10)

10.12 Offshore Securities Subscription Agreement for the sale of 100,000 shares of Company Common Stock dated February 7, 1995. (10)

10.13 Offshore Securities Subscription Agreement for the sale of 500,000 shares of Company Common Stock dated February 7, 1995. (10)

10.14 Settlement Agreement and Mutual Release of All Claims between WPC Holdings, Inc., Reflect, Inc. and the Company dated June 15, 1995. (11)

10.15 Stock Purchase Agreement by and between WPC Acquisition Corporation and the Company dated June 20, 1995. (12)

10.16 Agreement relating to the acquisition of the entire issued share capital of Chartex Resources Limited and exhibits thereto. (13)

10.17 Demand note payable between the Company and an officer/stockholder of the Company dated October 2, 1995. (2)

10.18 Company Promissory Note payable to Dean & Co. for $1 million dated November 21, 1995, and related Note Purchase and Warrant Agreement Guarantee Agreements and Stock Issuance Agreement by and between the Company, Dean & Co., Stephen M. Dearholt, O.B. Parrish, William R. Gargiulo, Jr., and Mary Ann Leeper. (2)

10.19 Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement. (12)

10.20  Outside Director Stock Option Plan (11)

10.21 Exclusive Distribution Agreement between Charter International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (14)

10.22 Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (14)

10.23 Employment Letter dated February 28, 1990 from Chartex Resource Ltd. to Michael Pope, and Board amendments thereto. (14)

10.24 Grant Letter dated March 7, 1996 from the Government office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (14)

10.25 Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (14)

10.26 Form of Offshore Securities Subscription Agreement entered into between the Company and certain foreign investors on September 12, 1996.

10.27 Form of 8% Convertible Debenture Due August 31, 1999 issued by the Company to certain foreign investors on September 12, 1996.

10.28 Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.

(2)    Incorporated herein by reference to the Company's 1995 Form 10-K.

(3)    Incorporated herein by reference to the Company's December 31, 1990 Form
       10-Q.

(4)    Incorporated herein by reference to the Company's June 30, 1992 Form
       10-Q.

(5) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-51586,
         as filed with the Securities and Exchange Commission on September 28, 1992.

(6)    Incorporated herein by reference to the Company's 1992 Form 10-K.

(7)    Incorporated herein by reference to the Company's June 30, 1994 Form
       10-Q.

(8) Incorporated herein by reference to the Company's Registration Statement on Form S-2, Registration No. 33-84524, as filed with the Securities and Exchange Commission on September 28, 1994.

(9)    Incorporated herein by reference to the Company's 1994 Form 10-K.

(10)   Incorporated herein by reference to the Company's March 31, 1995 Form
       10-Q.

(11) Incorporated herein by reference to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 23, 1996.

(12)   Incorporated herein by reference to the Company's June 30, 1995 Form
       10-Q.

(13) Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 20, 1995.

(14) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.

B. Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE FEMALE HEALTH COMPANY

                              BY: /s/O. B. Parrish
                                 -------------------------------------------
                                 O. B. Parrish, Chief Executive Officer

                              Date:  December 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the date indicated.


Signature                       Title                       Date


/s/O.B. Parrish
----------------------------    Chairman of the Board,      December 30, 1996
O.B. Parrish                    Chief Executive Officer
                                and Director


/s/Mary Ann Leeper
-----------------------------   President, Chief Operating  December 30, 1996
Mary Ann Leeper, Ph.D.          Officer and Director



/s/Mark A. Osborn
-----------------------------   Vice President - Finance    December 30,1996
Mark A. Osborn                  Chief Financial Officer
                                (Principal Accounting Officer)


/s/William R. Gargiulo
-----------------------------   Secretary, Vice-President-  December 30, 1996
William R. Gargiulo, Jr.        International and Director



/s/David R. Bethune
-----------------------------   Director                    December 30, 1996
David R. Bethune



/s/Stephen M. Dearholt
-----------------------------   Director                    December 30, 1996
Stephen M. Dearholt

EXHIBIT INDEX



Exhibit                                                Page
Number        Description                              Number
-------   ----------------------------                 -------


3.2         By-laws of Company, as amended.


10.62       Demand note payable between the Company
             and an officer/stockholder of the Company dated October 2, 1995.


10.63       Company Promissory Note Payable to Dean &
              Co. for $1,000,000 dated November 21, 1995 and related Note Purchase and Warrant
              Agreement, Guarantee Agreements and Stock
              Issuance Agreement by and between the Company, Dean & Co., Steven Dearholt, O.B. Parrish, William
              R. Gargiulo, Jr. and Mary Ann Leeper.


21          Subsidiaries of Registrant


23          Consent of Ernst & Young LLP, Independent Auditors

23          Consent of McGladrey & Pullen, LLP, Independent Auditors