Form 10QSB
period 1996-12-31
FEMALE HEALTH CO
filed 1997-02-14
CIK 863894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                               -------------    -------------
                        Commission file number 0-18849
                                               -------
                           THE FEMALE HEALTH COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                      39-1144397
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

919 N. Michigan Ave.  Suite 2208
Chicago, Illinois                                     60611
----------------------------------------           -------------------
(Address of principal executive offices)               (Zip Code)

                                (312) 280-2281
                      ------------------------------
               (Issuer's telephone number, including area code)

                                Not applicable
                      ------------------------------
(Fromer Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the isssur was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practiacl date:

Common Stock, $.01 Par Value - 7,650,538 shares outstanding as of January 29, 1997.
          Transitional Small Business Disclosure Format (check one):

                               Yes [ ] No [ X ]

                                    FORM 10-QSB

                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                       INDEX

Part I.       Financial Information:                                   Page


              Unaudited Condensed Consolidated Balance Sheets -
                 December 31, 1996 and September 30, 1996..........      3

               Unaudited Condensed Consolidated
                 Statements of Operations -
                 Three Months Ended December 31, 1996
                 and December 31, 1995............................       4

               Unaudited Condensed Consolidated
                 Statements of Cash Flows -
                 Three Months Ended December 31, 1996
                 and December 31, 1995...........................        5

               Notes to Unaudited Condensed Consolidated
                 Financial Statements............................        6

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............       11

Part II.      Other Information

Exhibits and Reports on form 8-K.................................       16

SIGNATURES.......................................................       17

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 December 31,  September 30,
                                                     1996           1996
                                                  -----------   ------------
                                    ASSETS

Current Assets:
 Cash and equivalents                             $ 2,378,140  $ 2,914,080
 Accounts receivable, net                             404,424     457,226
 Inventories, net                                     854,803     967,398
 Prepaid expenses and other current assets            788,995     370,555
                                                  -----------  ----------
     Total current assets                           4,426,361   4,709,259
  Note receivable, net of unamortized discount        821,368     810,997
  Intellectual property rights and other assets     1,344,154   1,283,550
PROPERTY, PLANT AND EQUIPMENT                       4,115,406   4,933,194
  Less accumulated depreciation and amortization    (620,273)    (471,377)
                                                  -----------  -----------
     Net  Property, plant, and equipment            3,495,133    4,461,817
                                                  -----------  -----------
TOTAL ASSETS                                      $10,087,016  $11,265,623
                                                   ==========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable, net of unamortized discount       $ 1,075,858  $1,986,570
 Trade accounts payable                             1,624,986     721,015
 Accrued expenses and other current liabilities       684,477   1,168,668
 Debt due within one year                              63,544   1,736,706
                                                  -----------  -----------
     TOTAL CURRENT LIABILITIES                      3,448,866   5,612,959

Long-term debt and capital lease obligations          519,338     477,296
Convertible debentures, net of unamortized
  discount                                            830,278   1,910,000
Deferred gain on lease of facility (see Note 5)     1,966,181        ----
Other long-term liabilities                           360,734     321,096
                                                   ----------  -----------
     TOTAL LIABILITIES                              7,125,397   8,321,351
                                                   ----------  ----------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock                             ---         ---
  Common stock                                         76,116       72,117
Additional Paid-in-capital                         34,725,566   33,373,072
Translation gain (loss)                               331,391      83,858
  Accumulated deficit                             (32,171,454)(30,584,775)
                                                  -----------  -----------
     Total Stockholders' Equity                     2,961,620   2,944,272
                                                   ----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $10,087,016  $11,265,623
                                                  ===========  ===========

See notes to unaudited condensed consolidated financial statements.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                     December 31,
                                                     1996       1995(a)
                                                  -----------  -----------
Net revenues                                      $   605,818  $  466,947
Cost of products sold                                 977,700     330,914
                                                   ----------  -----------
Gross margin (loss)                                 (371,882)     136,033
                                                   ----------  -----------
Advertising & Promotion                               479,366      69,730
Selling, general and administrative                   624,751     470,609
                                                   ----------  -----------
Total Operating Expenses                            1,104,117     540,339
                                                   ----------  -----------
Operating loss                                    (1,475,999)   (404,305)

Interest, net and other (income)/expense              130,663      58,578
                                                   ----------   ---------
Pretax loss                                       (1,606,662)   (462,882)

Provision for income taxes                               ----        ----
                                                  -----------  -----------
Net loss                                          $(1,606,662) $(462,882)
                                                  ===========  ===========

Net loss per common shares outstanding            $    (0.22)  $    (0.07)

Weighted average number of common shares
  outstanding                                       7,392,821   6,392,732

(a) Certain reclassifications have been made to the financial statement for the quarter ended December 31, 1995 to conform to the current quarter presentation.

See notes to unaudited condensed consolidated financial statements.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                     December 31,
                                                     1996       1995(a)
                                                  -----------  -----------
OPERATIONS:
Net (loss)                                        $(1,606,662) $ (462,882)
Adjusted for noncash and nonoperating items:
 Depreciation and amortization                        161,738      18,081
 Noncash interest                                     163,771      41,127
 Changes in operating assets and liabilities          158,462      61,528
 Discontinued operations -- noncash charges
    and working capital changes                           ---   (102,320)
                                                  -----------  -----------
Net cash provided (used) in operating activities  (1,122,691)   (444,466)
                                                  -----------  -----------
INVESTING ACTIVITIES:
Capital expenditures                                 (78,427)         ---
In connection with the purchase of Chartex               ----   (773,413)
In connection with the sale of Holdings                  ----   (115,364)
Lease of facility (see Note 5)                      3,281,923        ----
Other                                                    ----        (22)
Investing activities of discontinued operations          ----    (79,379)
                                                  -----------  -----------
Net cash provided (used) in investing activities    3,203,496   (968,178)
                                                  -----------  -----------
FINANCING ACTIVITIES:
Borrowings                                               ----   1,160,000
Debt repayments                                   (2,833,875)   (123,079)
Proceeds from the issuance of common stock           222,494         ----
Financing activities of discontinued operations          ----    (36,453)
                                                  -----------  -----------
Net cash provided by financing activities         (2,611,381)   1,000,468
                                                  -----------  -----------
Effect of exchange rate change on cash and
  equivalents                                         (5,365)        ----
                                                  -----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS         (535,940)   (412,176)
Cash and equivalents at beginning of period         2,914,080   1,521,344
                                                  -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 2,378,140  $1,109,168
                                                  ===========  ===========
Schedule of noncash financing and investing activities:
Conversion of Convertible Debentures into
  Common Stock                                    $ 1,134,001  $     ----

See notes to unaudited condensed consolidated financial statements.

NOTE 1 -  Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operation and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.


NOTE 2 - Net Income (Loss) Per Common and Common Equivalent Share

Income (loss) per Common and Common Equivalent share is based on the weighted average number of shares of Common Stock outstanding during the period.


NOTE 3 - Discontinued Operations and Sale of Holdings

On December 10, 1995, the Company's Board of Directors approved a formal plan to sell WPC Holdings, Inc. ("Holdings"). The Company completed the sale of Holdings on January 29, 1996. As a result of adopting a formal plan of disposition of Holdings (which contained the leisure time, institutional health care and other products segments), the Company accounted for Holdings as a discontinued operation, since December 10, 1995.

On June 20, 1995 the Company entered into a stock purchase agreement (the "Purchase Agreement") with WPC Acquisition Corporation ("Buyer") for the sale of 100% of the issued and outstanding common stock of its wholly-owned Subsidiary, Holdings. The sale of Holdings was approved by the Company's shareholders on January 18, 1996. On January 29, 1996 the sale was completed.

Management believed the Holdings and Female Health businesses were disparate in nature and that selling Holdings and concentrating on the Female Health business represented the best long term opportunity.

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


Note 4 - Acquisition of Chartex

On February 1, 1996, the Company completed the purchase of all of the issued and outstanding share capital of Chartex Resources Limited the parent company and sole owner of stock in Chartex International, PLC. Chartex owns certain worldwide intellectual property and proprietary manufacturing technology for the female condom. Chartex operates a manufacturing facility in London to supply the worldwide needs of the female condom.

The acquisition of Chartex was accounted for as a purchase. The fair value of total consideration paid for Chartex is less than the fair value of net assets purchased by $7.5 million. The Company reduced the fair value of Chartex's long-term assets by the amount of the bargain purchase on a pro-rata basis.

The results of Resources and Chartex are combined with the Company after the February 1, 1996 acquisition date. Unaudited pro forma consolidated results of operations for the three months ended December 31, 1995 as though Chartex had been acquired as of October 1, 1995 follow:

                                                            Three Months Ended
                                                             December 31, 1995

Net revenues                                                        $  499,000
Net loss                                                            (1,306,000)
Net loss per share                                                  $    (0.20)
Weighted average number of common shares outstanding                 6,392,732

The above amounts reflect adjustments for amortization of intangibles, and depreciation based upon revalued purchased assets, imputed interest on borrowed funds and the elimination of intercompany transactions. The pro forma information is not necessarily indicative of the results that would have occurred had the purchase been made at the beginning of the period or of the future results of the combined operations.

NOTE 5 - Lease of Manufacturing Facility

On December 10, 1996, the Company's subsidiary, Chartex Resources, Ltd. ("Chartex") entered into what is in essence a sale and lease-back agreement with respect to its 40,000 square foot manufacturing facility located in
London,  England.      The  Company   received   up  front   consideration   of
(Pounds) 1,950,000 for leasing the facility to a third party for a nominal annual rental charge and for providing the third party an option to purchase the facility for one pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for (Pounds)195,000 per year until 2016. The Company was also required to make a security deposit of (Pounds)195,000 to be reduced in subsequent years. The facility had a net book value of (Pounds)762,307 on the date of the transaction. The(Pounds) 1,139,155 gain which resulted from this transaction will be recognized ratably over the initial term of the lease.

Concurrent with this transaction, the Company repaid the mortgage loan on this property of (Pounds)1,062,500.


NOTE 6 - Inventories

The components of inventory consist of the following:

                                                   December 31,
                                                       1996

Raw Material and work in process                    $  411,040
Finished Goods                                       2,584,595
Less: Inventory reserves                            (2,140,831)
                                                    ----------
Inventory, net                                      $  854,803
                                                    ==========

NOTE 7 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $8.7 million for the year ended September 30, 1996, a loss of $1.6 million for the three months ended December 31, 1996 and as of December 31, 1996 had an accumulated deficit of $32 million. At December 31, 1996, the Company had working capital of $1 million and stockholders' equity of $3.0 million. If resources are available, the Company expects to incur.

substantial expenditures in Fiscal 1997 in an effort to increase consumer awareness and acceptance of the female condom in the United States and to support its manufacturing operations.

For the Company to begin generating cash from operations, sales of the female condom will have to increase significantly from current levels. Increased sales of the female condom are largely dependent on four factors: demand for the female condom in the global public sector under the UNAIDS program and other similar programs; successful partnerships for distribution in international markets, particularly in Japan; continued development of the US market and successful agreements with third parties to market and distribute the female condom in additional international markets. With respect to new market agreements, management is currently negotiating with potential partners for India, The People's Republic of China, the European Union and other various markets. While management is confident that it will be able to conclude arrangements for additional distribution in Europe and in other international markets, no assurance can be given that successful agreements will be reached.

A large portion of the Company's revenue is derived from international markets. Management expects sales to the global public sector and to the Company's international partners to increase. As a result, the Company's operations and financial results could be significantly affected by international factors such as changes in foreign currency exchange rates or economic conditions. Further, the Company's manufacturing costs are largely denominated in the British Pound. As the Pound strengthens against other foreign currencies, the Company's product costs increase. In the event the Company is unable to pass along these cost increases to its customers or otherwise mitigate the impact of changes in foreign exchange rates such as by hedging currency movements, its results of operations and financial conditions could be materially adversely effected.

Until sales increase sufficient to cover fixed overheads and advertising costs, management recognizes that the Company must generate additional capital or modify its current operating plans. Thus, management's plans include the sale of additional equity or debt securities under appropriate market conditions during the current fiscal year.

At various points during the developmental stage of the product, the Company was able to secure additional capital, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, certain worldwide.

rights, manufacturing facilities and equipment, and to commercially launch the female condom. Management believes that recent developments, including the Company's agreement with the Joint United Nations Programme on HIV/AIDS ("UNAIDS")for potential distribution of more than eight million devices in developing countries, provides an indication of the Company's early success in broadening awareness and distribution of the female condom and may benefit efforts to raise additional capital and to secure additional agreements to promote and distribute the female condom throughout other parts of the world.

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances. While the Company intends to pursue these opportunities to raise additional capital, no assurances can be given that the Company will be successful in entering into either other agreements for the sale of the female condom or for raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to promote the female condom in the United States and to curtail certain other of its operations or to cease operations.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    GENERAL

The Female Health Company ("FHC" or the "Company") markets and manufactures the female condom, the only product approved by the United States Food and Drug Administration ("FDA"), under a woman's control which can prevent unintended
pregnancy and sexually transmitted  diseases ("STDs"), including HIV/AIDS.   The
female condom is sold over-the-counter and is marketed under the brand name "Reality" in the United States and "femy" and "femidom" in other parts of the world where the female condom is marketed. The Company owns certain global intellectual property rights relating to the female condom including; patents in the United States, Japan, the European Union, The People's Republic of China and various other countries; regulatory approvals in certain countries, including a Pre-Market Approval ("PMA") in the United States and accreditation
by the European  Union which permits  marketing in all  member countries.   The
Company also owns certain proprietary manufacturing technology and equipment related to the production of the female condom.

The statistics regarding the global incidence of sexually transmitted diseases and unintended pregnancies are grim and getting worse. With the rise of STDs and the number of unintended pregnancies, there is a vast potential for the female condom as a disease prevention and birth control device. When used correctly and consistently, the contraceptive effectiveness of the female condom is statistically indistinguishable from other barrier contraceptives such as the male condom, diaphragm and the cervical cap. Unlike the diaphragm and cervical cap, however, the female condom is also effective in preventing sexually transmitted diseases.

While the ultimate level of future demand for the female condom is at this point unknown, management believes there is a significant global potential for the product. The potential exists, in part, from attracting a segment of those customers who annually purchase more than an estimated four billion male condoms worldwide. Further, results of recently concluded studies on acceptability among consumers and efficacy in the prevention of HIV/AIDS conducted by clinical and behavioral scientists in various countries are very positive. The Company believes that the favorable conclusions of these studies provide an important endorsement for the female condom and expands its credibility in the world medical community.

The Company's manufacturing facility has a current capacity of 60 million units a year or about 1.5% of the existing unit market for male condoms.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

GENERAL - CONTINUED

The female condom offers certain advantages over the male condom including the ability to be inserted prior to sexual arousal, and thus not disruptive to the sex act, and enhanced sensitivity and greater comfort. Its polyurethane material is also less likely to tear than is latex. The Company believes that given these favorable characteristics and the fact that most potential customers have not yet tried the female condom, a significant opportunity exists to increase the product's usage and market share.

The Company's strategy to capitalize on the worldwide opportunity is threefold:
(1) work with agencies such as the Joint United Nations Programme on HIV/AIDS, The World Health Organization and the United States Agency for International Development, to establish the female condom in the global public sector, (2) build consumer acceptance of the female condom in the United States, and (3) develop the commercial market for the female condom in key international countries through the establishment of effective partnerships with companies on a country specific or multi-country basis.

The Company's progress to date includes the following:

An agreement with UNAIDS to supply  the female condom to developing  countries.
  As a result of a UNAIDS solicitation of 160 member countries, those countries from which a response has been received communicated a current year demand for over eight million female condoms and funding available to purchase over four million units.

An agreement with a $1 billion Japanese company to market the female condom  in
  Japan.   This  company  has  already  expended  more than  $1.5  million  in pre-launch market research and other expenditures and has a 690-member sales force. The company plans to launch the female condom this year.

Agreements in Taiwan and Canada for the exclusive distribution of the female condom.

Ongoing discussions with potential partners in India, The People's Republic of China, Russia, Bangladesh and the European Union.

Increased retail sales in the US market a function of the Company's current advertising campaign and increased consumer awareness and acceptance of the female condom.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

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

The purchase of Chartex provides certain worldwide rights to the female condom, enables the Company to pursue strategies for global sales, improves the Company's ability to contract with partners to market and distribute the female condom in select markets worldwide and streamlines the organizational structure and decision-making associated with the global marketing and manufacture of the
female condom.   In  addition, the  Company acquired  a net  operating loss carryover in the United Kingdom of approximately $63.2 million at the date of acquisition. As a result of the sale of Holdings and the Chartex acquisition, The Female Health Company evolved to its current state with its sole business consisting of the manufacture, marketing and sale of the female condom.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

The Female Health Company had revenues of $605,818 and a net loss of $1,606,662 ($.22 per common share) for the three months ended December 31, 1996 compared to revenues of $466,947 and a net loss of $462,883 ($.07 per common share) for the three months ended December 31, 1995. As discussed more fully below, the increase in the Company's net loss was principally related to losses at its manufacturing operations, a result of unabsorbed manufacturing overheads, and increased advertising expenditures in the US market.

For the current quarter, sales increased $142,935, or 31%, compared with the same period last year. The higher sales are due to increased sales to the US retail trade and the Company's Korean partner, partially offset by lower sales to public sector agencies in the United States.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

RESULTS OF OPERATIONS - CONTINUED

Cost of goods sold increased $646,786 to $977,700 in the current quarter from $330,914 for the same period last year. The increase was due to the inclusion of fixed manufacturing overheads at the Company's manufacturing facility in the current quarter (not in the quarter ended December 31, 1995 as the period predated the acquisition, see Note 4) and, to a lesser extent, due to increased sales.

Advertising and promotional expenditures increased $409,636 to $479,366 in the current quarter from $69,730 for the same period in the prior year. Due to a shortage of funds, the Company was able to spend only nominal amounts on advertising in the first quarter last year. The current period amounts reflect a continuation of the Company's print advertising campaign and the distribution of free product samples in the United States.

Selling, general and administrative expenses ("SG&A") increased $154,142, or 33%, to $624,751 in the current quarter from $470,609 for the same period last year. The increase reflected higher spending across a variety of general and administrative expenses including payroll expense which increased, in part, due to the addition of two employees.

Net interest and non-operating expenses increased to $130,663 for the current period from $58,578 for the same period the prior year. The increase is due to higher interest expense attributable to increased borrowings.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the female condom. During the first quarter, cash used in operations totaled $1.1 million. In addition, debt repayments during the quarter amounted to $2.8 million. The Company funded cash used in operations and debt repayments with the funds received from leasing its manufacturing facility ($3.3 million, see Note 5) and from cash available at the beginning of the period. During the quarter, $1,134,001 in the Company's Convertible Debentures were converted into the Company's Common Stock.

At December 31, 1996, the Company had current liabilities of $3.4 million including a $1.0 million note payable due March 25, 1997, to Mr. Dearholt, a Director of the Company. Mr. Dearholt beneficially owns 604,537 shares of the Company's Common Stock as of January 29, 1997.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIQUIDITY AND SOURCES OF CAPITAL - CONTINUED

The Company does not presently have sufficient cash available to fund expected operating losses and short-term debt repayment requirements. Mr. Dearholt and the Company are currently discussing extension or conversion of this note payable. If the Company defaults on its obligation under the note payable due March 25, 1997, the Company is required to issue an additional 200,000 shares of its Common Stock to Mr. Dearholt, in addition to all other remedies to which Mr. Dearholt may be entitled.

Management believes that sales of the female condom will increase as a result of increased marketing and consumer education in the United States, new international market launches currently scheduled for 1997, and as a result of shipments to developing countries under the recently completed program with UNAIDS. With increased sales and a commensurate rise in production levels, management expects losses at its manufacturing facility to decline, and at certain levels of sales and production, to become profitable.

Accordingly, the Company's current plan to increase sales includes substantial expenditures aimed at developing the market for the female condom within the United States and around the world. Management recognizes that the Company must secure additional funds to accomplish its current plans. As a result, management's current plans include the sale of additional equity or debt under appropriate market conditions.

Management has held preliminary discussions with potential investors regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances. While the Company intends to aggressively pursue these opportunities, there can be no assurance that the Company will be able to source all or any portion of the required capital through these or other sources or that such amount, if raised, will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, any such funds raised may be costly to the Company and/or dilutive to existing shareholders. If the Company is unable to secure adequate financing, management will be required to sharply curtail the Company's efforts to promote the female condom and to curtail certain other of its operations, or cease operations.

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. The Company attempts to pass on increased costs and expenses by increasing selling prices, when possible, and by improved efficiencies of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number         Description

3.1            Amended and Restated Articles of Incorporation. (1)
3.2            Amended and Restated By-Laws. (2)
4.1            Amended and Restated Articles of Incorporation. (1)
4.2            Articles II, VII, and XI of the Amended and Restated
               By-Laws (included in Exhibit 3.2). (1)
10.1           Lease Agreement between Chartex Resources Limited,
               P.A.T. (Pensions) Limited and The Female Health Company
27             Financial Data Schedule


(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE FEMALE HEALTH COMPANY


DATE: February 14, 1996            /s/  O. B. Parrish
                                   -------------------------
                                   O. B. Parrish, Chairman
                                   and Chief Executive Officer


DATE: February 14, 1996            /s/  Mark A. Osborn
                                   -----------------------------
                                   Mark A. Osborn, Vice President
                                   and Chief Financial Officer

Exhibit
Number         Description

10.1           Lease Agreement between Chartex Resources Limited,
               P.A.T. (Pensions) Limited and The Female Health Company

27             Financial Data Schedule

                          TABLE OF CONTENTS
Clause                                                          Page
1.  Definitions and interpretation. . . . . . . . . . . . . . . .   2
2.  Demise and reddendum. . . . . . . . . . . . . . . . . . . . .   6
3.  Tenant's covenants. . . . . . . . . . . . . . . . . . . . . .   7
4.  Landlord's covenants. . . . . . . . . . . . . . . . . . . . .   7
5.  Provisos. . . . . . . . . . . . . . . . . . . . . . . . . . .   7
6.  Surety covenants. . . . . . . . . . . . . . . . . . . . . . .   7
7.  New Tenancy . . . . . . . . . . . . . . . . . . . . . . . . .   7
Schedule 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
   Part 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
        Rights granted . . . . . . . . . . . . . . . . . . . . .   8
   Part 2. . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
         Rights excepted and reserved . . . . . . . . . . . . . .   8
Schedule 2. . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
   Tenant's covenants. . . . . . . . . . . . . . . . . . . . . .   9
    1.   Pay rents and interest . . . . . . . . . . . . . . . . .   9
    2.   Pay outgoings and for utility services . . . . . . . . .   9
    3.   Repair . . . . . . . . . . . . . . . . . . . . . . . . .  10
    4.   Decoration cleaning and maintenance. . . . . . . . . . .  10
    5.   Permit entry . . . . . . . . . . . . . . . . . . . . . .  11
    6.   Comply with notices to repair. . . . . . . . . . . . . .  11
    7.   Defects. . . . . . . . . . . . . . . . . . . . . . . . .  12
    8.   Yielding up. . . . . . . . . . . . . . . . . . . . . . .  12
    9.   Refuse and deleterious substances. . . . . . . . . . . .  13
    10.  Overloading and damage . . . . . . . . . . . . . . . . .  13
    11.  Fire precautions . . . . . . . . . . . . . . . . . . . .  13
    12.  Prohibited user and nuisance . . . . . . . . . . . . . .  14
    13.  Permitted User . . . . . . . . . . . . . . . . . . . . .  14
    14.  Alterations. . . . . . . . . . . . . . . . . . . . . . .  14
    15.  Signs and advertisements . . . . . . . . . . . . . . . .  15
    16.  Easements. . . . . . . . . . . . . . . . . . . . . . . .  15
    17.  Alienation . . . . . . . . . . . . . . . . . . . . . . .  15
    18.  Register devolutions . . . . . . . . . . . . . . . . . .  19
    19.  Information about the Premises . . . . . . . . . . . . .  19
    20.  Landlord's costs . . . . . . . . . . . . . . . . . . . .  20
    21.  Statutory requirements . . . . . . . . . . . . . . . . .  20
    22.  Planning . . . . . . . . . . . . . . . . . . . . . . . .  20
    23.  Notices. . . . . . . . . . . . . . . . . . . . . . . . .  21
    24.  Reletting. . . . . . . . . . . . . . . . . . . . . . . .  21
    25.  Incumbrances . . . . . . . . . . . . . . . . . . . . . .  22
    26.  Value Added Tax. . . . . . . . . . . . . . . . . . . . .  22
    27.  Superior Lease . . . . . . . . . . . . . . . . . . . . .  22
    28.  Security . . . . . . . . . . . . . . . . . . . . . . . .  23

Schedule 3. . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
    Landlord's covenant . . . . . . . . . . . . . . . . . . . . .  23
    1.   Quiet enjoyment. . . . . . . . . . . . . . . . . . . . .  23
    2.   Consents . . . . . . . . . . . . . . . . . . . . . . . .  23
    3.   Rights of entry. . . . . . . . . . . . . . . . . . . . .  23
Schedule 4. . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
    Provisos. . . . . . . . . . . . . . . . . . . . . . . . . . .  25
    1.   Re-entry . . . . . . . . . . . . . . . . . . . . . . . .  25
    2.   Exclusions . . . . . . . . . . . . . . . . . . . . . . .  25
    3.   Notices. . . . . . . . . . . . . . . . . . . . . . . . .  26
Schedule 5. . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
    Review of Rent. . . . . . . . . . . . . . . . . . . . . . . .  26
    1.   Rental Value . . . . . . . . . . . . . . . . . . . . . .  26
    2.   Reviews. . . . . . . . . . . . . . . . . . . . . . . . .  28
    3.   Determination by surveyor. . . . . . . . . . . . . . . .  29
    4.   Interim payments . . . . . . . . . . . . . . . . . . . .  30
    5.   Statutory restrictions . . . . . . . . . . . . . . . . .  30
    6.   Memorandum of reviewed rent. . . . . . . . . . . . . . .  31
    7.   Time not of the essence. . . . . . . . . . . . . . . . .  31
Schedule 6. . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
    Insurance . . . . . . . . . . . . . . . . . . . . . . . . . .  31
    1.   Landlord to insure . . . . . . . . . . . . . . . . . . .  31
    2.   Insurance Rent
    The Tenant shall pay to the Landlord such yearly sum (and proportionately for any period less than a year) as shall represent the gross premium paid
    by the Landlord pursuant to paragraph    1.1 of this schedule

3.  Destruction of the Premises . . . . . . . . . . . . . . . . .  33
    4.   Reinstatement prevented and determination. . . . . . . .  33
    5.   Further payments by the Tenant . . . . . . . . . . . . .  34
    6.   Abatement of Rent. . . . . . . . . . . . . . . . . . . .  35
    7.   Benefit of other insurances. . . . . . . . . . . . . . .  35
    8.   Insurance becoming void. . . . . . . . . . . . . . . . .  35
    9.   Notice by Tenant . . . . . . . . . . . . . . . . . . . .  36
    10.  Insurance in the Landlord's office . . . . . . . . . . .  36
Schedule 7. . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
    The matters to which the Premises are subject . . . . . . . .  36
Schedule 8. . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
    Part 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
         Covenants by Surety. . . . . . . . . . . . . . . . . . .  36
    Part 2. . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
         Form of authorised guarantee agreement . . . . . . . . .  37

THIS UNDERLEASE is dated 1996

Particulars

The Landlord P.A.T. (PENSIONS) LIMITED having its registered office at The Pearl Centre, Lynch Wood, Peterborough, PE2 6EY (registration number 637183).

The Tenant CHARTEX INTERNATIONAL plc having its registered office at 1
Sovereign, Park Estate Coronation Road, Park Royal, London   NW10 7QP
(registration number 2439625) and CHARTEX RESOURCES LIMITED having its registered office at 1 Sovereign, Park Estate, aforesaid (registration number 1184898).

The Surety THE FEMALE HEALTH COMPANY a company incorporated in the State of Wisconsin whose principal executive offices are at 919 N. Michigan Avenue Suite 2208 Chicago Illinois.

The Premises

The land together with the building being Unit 1 Sovereign, Park Estate Coronation Road, Park Royal, London NW10 7QP shown edged in red on Plan 1 being all that premises comprised in title number AGL15288. The Contractual TermTwenty years from and including 1996 Initial Rent One hundred and ninety five thousand pounds (#195,000) per annum Rent Commencement DateThe date hereof Review Dates, 2001, 2006 and 2011.

Permitted User

Use within Classes B1 (b) and (c) and/or B2 and/or B8 of the Schedule to the Town and Country Planning (Use Classes) Order 1987 (with ancillary offices and parking).

THIS LEASE WITNESSES as follows:

1.  Definitions and interpretation

    In these Presents:-

1.1 The words defined in this sub-clause and in the particulars shall have the meanings specified unless the context otherwise requires

    1.1.1  "Act of 1927" means the Landlord and Tenant Act 1927

    1.1.2  "Act of 1995" means the Landlord and Tenant Act 1995

    1.1.3 "Full Reinstatement Cost" means the full cost (including demolition and similar expenses professional fees and expenses the cost of any works required by statute and Value Added Tax where applicable) which would be likely to be incurred in connection with reinstating the Premises in accordance with these Presents at the time when such reinstatement is likely to take place having regard to all relevant factors (including the time at which loss or damage may be sustained any possible delay in the commencement and execution of reinstatement works and any possible increases in building costs)

    1.1.4 "Insurance Rent" means the sums payable by the Tenant under paragraph 2 of schedule 6

    1.1.5 "Insured Risks" means risks of loss or damage by fire lightning earthquake explosion aircraft (other than hostile aircraft) and other aerial devices or articles dropped therefrom riot and civil commotion malicious damage storm or tempest bursting or overflowing of water tanks apparatus or pipes flood impact by road vehicles subsidence heave and such other insurable risks as may from time to time be reasonably required by the Landlord or the Tenant (subject to such exclusions and limitations as are customary and such excesses as are normal to the relevant class of insurance) and "Insured Risk" shall be construed accordingly

    1.1.6 "Insurers" means such reputable insurance company or underwriters in the United Kingdom as the Landlord may from time to time nominate

    1.1.7 "Interest Rate" means four per centum per annum above the base lending rate from time to time of The Royal Bank of Scotland plc (or another UK clearing bank nominated from time to time by the Landlord)

    1.1.8 "Landlord's Expenses" means reasonable and proper solicitors' counsel's surveyors' and other consultants' and professional fees properly incurred by the Landlord

    1.1.9 "Loss of Rent" means loss of Rent for three years in an amount which takes into account the Landlord's reasonable estimate of any potential increases of Rent in accordance with the provisions of schedule 5

    1.1.10 "Mezzanine" means the mezzanine floor installed on the Premises by the Tenant prior to the Term and shown edged in yellow on the plan annexed to the Specification and marked "A"

    1.1.11 "Permitted Sub-underlease of Part" means a sub-underlease of part of the Premises where the following conditions are fulfilled:-

    1.1.11.1each unit of accommodation sub-underlet is self-contained and capable of separate beneficial occupation

    1.1.11.2there is not at any time more than one sub-undertenant of the Tenant nor are there more than two occupiers of the Premises excluding any Group Companies permitted by paragraph 17.7 of schedule 2

    1.1.11.3the sub-underlease is for a term of not more than one year

    1.1.12 "Perpetuity Period" means the period of eighty years from the date hereof which is the perpetuity period applicable to these Presents

    1.1.13 "Plan" means the plan attached hereto

    1.1.14 "Planning Acts" means the Town and Country Planning Act 1990 the Planning (Listed Buildings and Conservation Areas) Act 1990 the Planning (Hazardous Substances) Act 1990 the Planning (Consequential Provisions) Act 1990 and the Planning and Compensation Act 1991

    1.1.15 "these Presents" means this underlease and any document which is supplemental to or collateral with or entered into pursuant to this underlease

    1.1.16 "Quarter Days" means 25 March 24 June 29 September and 25 December in each year and "Quarter Day" means any one of the Quarter Days

    1.1.17 "Rent" means the Initial Rent and the rent ascertained in accordance with schedule 5 and does not include the Insurance Rent but "rents" means the Rent the Service Charge the Insurance Rent and the other sums reserved by or payable by the Tenant under these Presents

    1.1.18 "Service Charge" means either (i) the sum payable by the Tenant under paragraph 1 of Schedule 2 being such amount as shall be payable by the Landlord pursuant to clause 2.2 of the Superior Lease or (ii) in the event of termination or merger of the Superior Lease the sum payable by the Landlord pursuant to paragraph 7 of the First Schedule to the transfer of the Premises dated 15 January 1990 and made between Belgravia Property Trust PLC (1) and Chartex Resources Limited (2)

    1.1.19 "Service Media" means all sewers drains pipes gullies gutters ducts mains channels wires cables conduits flues and any other conducting media

    1.1.20 "Specification" means the specification annexed hereto and for the avoidance of doubt the Specification shall be regarded as a general indication of the Premises and not a definitive specification

    1.1.21 "Superior Lease" means a lease of even date herewith and made between Chartex Resources Limited (1) and PAT Pensions Limited (2)

    1.1.22 "Superior Lessor" means and includes the person from time to time entitled to the reversion immediately or mediately expectant on the determination of the term granted by the Superior Lease

    1.1.23 "Term" means and includes the Contractual Term and any period of continuance holding over or extension thereof

    1.1.24 "Transfer" means a transfer of the Premises dated 15 January 1990 and made between Belgravia Property Trust PLC (1) and Chartex Resources Limited
(2)

    1.1.25 "Value Added Tax" means Value Added Tax and any tax or duty of a similar nature substituted for or in addition to it

1.2 Unless the context otherwise requires:

    1.2.1 where there are two or more persons included at any time in the expressions the "Landlord" and/or "Tenant" and/or "Surety" covenants made by the Landlord and/or by the Tenant and/or by the Surety shall be deemed to be made by such persons jointly and severally and references to the "Landlord" and/or "Tenant" and/or the "Surety" shall include all or any one of them

    1.2.2 any reference to statute (whether generally or specifically) shall include all derivative instruments orders regulations and all directives regulations and mandatory requirements of the European Union and in each case any re-enactment or modification thereof from time to time (except in the case of any reference to the Town and Country Planning (Use Classes) Order 1987)

    1.2.3 every obligation of the Tenant not to do an act or thing shall include an obligation not knowingly to allow it to be done

    1.2.4 where the Landlord has a right to enter the Premises such right shall also be exercisable by the Landlord's agents and all persons authorised by it in writing with or without workmen and equipment

    1.2.5 the Landlord shall include the person from time to time entitled to the reversion immediately expectant on the determination of the Term

    1.2.6 the Tenant shall include its successors in title and in the case of an individual shall include his personal representatives

    1.2.7 the Surety shall include any surety of the Tenant's obligations under these Presents and shall in the case of an individual include his personal representatives

    1.2.8  the Premises shall include all and each and every part of any:

    1.2.8.1buildings from time to time thereon

    1.2.8.2Service Media vested in the Landlord and exclusively serving the Premises

    1.2.8.3additions alterations and improvements thereto

    1.2.8.4landlord's fixtures and fittings therein

    1.2.9 the singular shall include the plural and one gender shall include another

1.3 References to clauses paragraphs and schedules are to clauses and paragraphs of and schedules to this underlease

1.4 The headings to clauses paragraphs and schedules shall not affect the construction of these Presents

2.  Demise and reddendum

    The Landlord demises the Premises to the Tenant TOGETHER WITH (in common with all other persons from time to time entitled thereto) the rights mentioned in part 1 of schedule 1 EXCEPT AND RESERVING to the Landlord and all other persons from time to time entitled thereto the rights mentioned in part 2 of schedule 1 TO HOLD for the Contractual Term SUBJECT to and where appropriate with the benefit of the matters referred to in schedule 7 YIELDING AND PAYING therefore:

2.1 the Rent by equal quarterly payments in advance on the Quarter Days and proportionately for any period less than a year the first payment (being the proportion for the period from and including the Rent Commencement Date to and including the day before the next following Quarter Day) to be made on the Rent Commencement Date and

2.2 within 14 days of written demand the Insurance Rent and

2.3 within 14 days of written demand the Service Charge and

2.4 any Value Added Tax from time to time payable by the Tenant under these Presents

3.  Tenant's covenants

    The Tenant COVENANTS with the Landlord to observe and perform during the Term the obligations of the Tenant contained in schedule 2 (the Tenant's covenants) schedule 5 (as to rent review) and schedule 6 (as to insurance) or otherwise arising under these Presents

4.  Landlord's covenants

    The Landlord COVENANTS with the Tenant to observe and perform during the Term the obligations of the Landlord contained in schedule 3 (the Landlord's covenant) schedule 5 (as to rent review) and schedule 6 (as to insurance) or otherwise arising under these Presents

5.  Provisos

    PROVIDED ALWAYS and it is agreed and declared as set out in schedule 4 (provisos) and schedule 5 (as to rent review)

6.  Surety covenants

    The Surety COVENANTS with the Landlord in the terms set out in part 1 of schedule 8

7.  New Tenancy

    This underlease is a new tenancy for the purposes of section 1 of the Act of 1995

IN WITNESS whereof this underlease has been duly executed as a deed (but not delivered until) the day and year first above written

                              Schedule 1

                                Part 1

                            Rights granted

The rights set out in the First Schedule to the Transfer (other than paragraph 7)

                                Part 2

                     Rights excepted and reserved

1.  A right following reasonable prior notice and subject to paragraph 3 of schedule 3 to enter upon the Premises for any of the purposes mentioned in these Presents

2. A right to the free and uninterrupted passage and running of all services from and to all other land through and along all Service Media now in but not exclusively serving the Premises

3. Subject to compliance with paragraph 3 of schedule 3 a right to enter the Premises at all reasonable times following reasonable prior written notice (except in emergency) to inspect maintain or repair any other land or buildings the person exercising this right doing as little damage and causing as little inconvenience as reasonably possible and the Landlord making good any physical damage thereby occasioned

4. All rights of light or air now subsisting or which might (but for this exception) be acquired over any other land

5. A right to build upon and to maintain repair replace and renew any buildings upon any other land in such manner as the Landlord may think fit

6. Without prejudice to the generality of the foregoing the rights set out in the Second Schedule to the Transfer

                              Schedule 2

                          Tenant's covenants

1.  Pay rents and interest

1.1 To pay the rents without deduction or set-off at the times and in the manner aforesaid

1.2 Without prejudice to any other right remedy or power of the Landlord if any rents shall have become due but shall remain unpaid to pay on demand to the Landlord interest thereon at the Interest Rate (before and after any judgment) from the date when they became due until payment thereof calculated on a daily basis

2.  Pay outgoings and for utility services

2.1 To pay all rates taxes and outgoings of any kind payable to any authority (whether or not of a capital or non-recurring nature) which now are or may at any time be charged or assessed on the Premises or on the owner or occupier thereof (excluding any payable by the Landlord in respect of the receipt of rents or occasioned by any dealing with or ownership of the reversion to this underlease) and in the absence of any direct assessment to pay to the Landlord a fair and proper proportion thereof (to be determined by the Landlord acting reasonably)

2.2 As soon as reasonably practicable following service thereof on the Tenant to provide the Landlord with a copy of any proposal to amend the rateable value of the Premises

2.3 To pay the suppliers for all charges for gas water electricity telephone and any other supplies to the Premises and to pay all equipment rents

3.  Repair
    To put and keep the Premises in good and substantial repair and condition AND when necessary to replace and renew any landlord's fixtures and fittings with ones of equivalent quality and value to the reasonable satisfaction of the Landlord (damage by any Insured Risk excepted save to the extent that the insurance moneys shall be irrecoverable by reason of the act or default of the Tenant or any sub-undertenant or their respective servants agents or licensees or persons under their control and where the Tenant shall not have complied with the provisions of paragraph 5.1 of schedule 6)

4.  Decoration cleaning and maintenance

4.1 As often as shall be reasonably necessary but not in any event at intervals of greater than three years as to the exterior and five years as to the interior and also in each case in the last six months of the Term (howsoever determined but not more than once in any twelve month period to prepare and paint decorate or otherwise treat as appropriate all parts of the Premises which are usually painted decorated or treated

4.2 To keep the Premises clean and tidy and any landscaped areas within the Premises neat and properly tended and to clean the inside and outside of the windows as often as reasonably necessary

4.3 As and when reasonably necessary in an appropriate manner and in accordance with manufacturers recommendations (if any) to clean or treat any external stonework or other cladding and to repoint any external brickwork of the Premises

4.4 To cause all gas electrical hydraulic and other mechanical installations and equipment forming part of or in the Premises to be regularly maintained and when necessary repaired or replaced by qualified persons

4.5 To carry out all works of repair and cleaning of the Premises in accordance with any relevant manufacturer's or installer's maintenance manuals

4.6 To carry out all works of repair decoration and maintenance and other treatment of the Premises in a proper and workmanlike manner in accordance with good practice current at the time and with good quality and sufficient materials

5.  Permit entry

    To permit the Landlord at all reasonable times on giving reasonable notice (except in emergency) to the Tenant to enter the Premises:

5.1 to examine and note the condition thereof

5.2 to exercise the rights herein excepted and reserved or

5.3 for any reasonable purpose connected with the Landlord's interest in the Premises

6.  Comply with notices to repair

6.1 To commence all works for which the Tenant is liable under these Presents within two months after service of written notice thereof by the Landlord or sooner if requisite and to complete such works as quickly as possible to the reasonable satisfaction of the Landlord's surveyor

6.2 If the Tenant shall fail to commence such works within two months of service of such notice (or sooner if requisite) or shall fail to complete them within a reasonable time (having regard to the obligation of the Tenant to complete them as quickly as possible) the Landlord may (without prejudice to the right of re-entry hereinafter contained) enter the Premises to carry out such works the cost of which (including all Landlord's Expenses in connection therewith) together with interest thereon (i) at four per centum per annum below the Interest Rate from the date of expenditure by the Landlord up to the date of demand and (ii) at the Interest Rate from the date of demand up to the date of payment by the Tenant shall be repaid by the Tenant on written demand and shall be recoverable by the Landlord as rent in arrear

7.  Defects

    As soon as reasonably practicable after becoming aware of the same to give written notice to the Landlord of any defects in the Premises which may give rise to a common law or statutory duty of the Landlord

8.  Yielding up

8.1 Immediately prior to the expiration or sooner determination of the Term:-

    8.1.1 to replace any landlord's fixtures and fittings which shall be missing broken damaged or destroyed with others of equivalent quality

    8.1.2 to remove every sign writing or notice which the Landlord shall properly require to be removed and (unless the Landlord shall agree otherwise) to remove all tenant's fixtures and fittings furniture and effects from the Premises making good to the reasonable satisfaction of the Landlord all physical damage caused thereby

    8.1.3 to remove (either completely or to such extent as the Landlord shall reasonably require) all alterations or additions made to the Premises at any time during the Term which the Landlord shall reasonably require to be removed making good to no worse condition than that identified on the Specification

8.2 At the expiration or sooner determination of the Term quietly to yield up to the Landlord the Premises in such repair and condition as shall comply with the Tenant's obligations under these Presents

8.3 PROVIDED THAT the Tenant shall not be liable for any breach of its obligations under this paragraph 8 where the Landlord successfully opposes the Tenant's rights to a new tenancy on the grounds set out in section 30(1)(f) of the Landlord and Tenant Act 1954

9.  Refuse and deleterious substances

9.1 Not to burn any rubbish on the Premises and not to deposit any rubbish on the Premises other than in proper receptacles and to ensure that such receptacles are regularly emptied

9.2 Save for such substances as are used for the normal industrial purposes carried on at the Premises and which are stored in accordance with statutory requirements and manufacturers recommendations not to permit any substance which is of a dangerous hazardous or contaminative nature or which might in any way damage the Premises or any Service Media to be in on or under or to escape from the Premises and if the Tenant becomes aware of any such substance in on under or escaping from the Premises to give immediate written notice thereof to the Landlord and to remove or remediate it in compliance with the requirements of any competent authority

10. Overloading and damage

    Not to overload the Premises nor damage overload or obstruct any Service
Media

11. Fire precautions

    To comply with all lawful requirements from time to time of any competent authority and with any requirements of the Insurers of which the Tenant has received prior notice in relation to fire precautions and means of escape affecting the Premises and to keep fire fighting and extinguishing apparatus in and about the Premises open to inspection and properly maintained and not to obstruct the access to or means of working the same nor any means of escape from the Premises PROVIDED THAT where the Tenant considers any such requirements of the Insurers unreasonable or impractical then it shall be entitled to inform the Landlord of its opinion whereupon the Landlord shall use reasonable endeavours either to renegotiate the relevant policy of insurance so as to exclude such requirements or to obtain quotations for the insurance of the Premises from any other reputable insurance company or underwriters excluding such requirements but otherwise substantially upon no less favourable terms PROVIDED FURTHER THAT where the Landlord using reasonable endeavours is unable to renegotiate the relevant policy or to obtain a new policy without the requirement that the Tenant considers unreasonable the original policy will stand and the Tenant will be obliged to comply with the Insurers' requirement

12. Prohibited user and nuisance

12.1Not to use the Premises for any dangerous illegal or immoral purpose nor for residential or sleeping purposes nor for gambling or betting

12.2Not to hold on the Premises any political meeting or public show or spectacle nor any sale by auction

12.3Not to do anything on the Premises which causes or may cause any nuisance or inconvenience to the Landlord or any owner or occupier of other land

13. Permitted User

    Not to use the Premises other than for the Permitted User

14. Alterations

14.1Not to erect any new building upon the Premises nor to make any alteration or addition to the Premises which would adversely affect the structural integrity of the Premises

14.2Not without the prior written consent of the Landlord:-

    14.2.1 to make any other structural alteration or addition to the Premises except that:

    14.2.1.1no such consent shall be required for the Tenant to install alter or remove non-structural demountable office partitioning

    14.2.1.2such consent shall not be unreasonably withheld or delayed in the case of any proposed extensions to the Mezzanine

    14.2.2 such consent not to be unreasonably withheld or delayed to erect on the exterior of the Premises any pole mast aerial dish security equipment or similar apparatus

14.3 Not to make access to any Service Media substantially more difficult

14.4 If requested by the Landlord to supply to the Landlord all plans and specifications reasonably necessary to identify any proposed works whether or not requiring the consent of the Landlord

15. Signs and advertisements

15.1 Not to exhibit any flashing sign on the Premises

15.2 Not to exhibit any form of sign advertising or notification material on the exterior of the Premises without the prior written consent of the Landlord (such consent not to be unreasonably withheld or delayed for the usual trade signs and logos of the Tenant)

16. Easements

16.1Not (save as permitted by paragraph 15 of this schedule) knowingly to obstruct any window or light or abandon any easements from time to time enjoyed by the Premises

16.2As soon as practicable after becoming aware of the same to give written notice to the Landlord of any encroachment on or circumstances which might result in the acquisition of any easement or other right over the Premises and to take or join in such proceedings as the Landlord may reasonably require to prevent any such acquisition

17. Alienation

17.1Not to part with or share possession or occupation of the whole or any part or parts of the Premises except as may be permitted in accordance with the provisions of this schedule

17.2 17.2.1 Not to hold the whole or any part of the Premises on trust for another

    17.2.2 Not to assign or charge any part of the Premises as distinct from the whole

17.3 17.3.1 Not to assign the whole of the Premises without the prior written consent of the Landlord (such consent not to be unreasonably withheld) obtained for that purpose within the three months immediately prior thereto provided that the Landlord shall be entitled (for the purposes of section 19(1A) of the Act of 1927):-

    17.3.1.1 to withhold its consent in the circumstances set out in paragraph 17.4

    17.3.1.2 to impose all or any of the matters set out in paragraph 17.5 as a condition of its consent

    17.3.2.1 The provisos to paragraph 17.3.1 shall operate without prejudice to the right of the Landlord to withhold such consent on any other ground or grounds where such withholding of consent would be reasonable or to impose any further condition or conditions upon the grant of consent where the imposition of such condition or conditions would be reasonable

17.4 The circumstances referred to in paragraph 17.3.1.1 are:-

    17.4.1 where the proposed assignee (the "Assignee") is a member of the group (as defined by Section 42 of the Landlord and Tenant Act 1954) of companies of which the Tenant shall from time to time form part) and the Landlord acting reasonably determines that the Assignee is of lesser financial standing than the Tenant

    17.4.2 where in the reasonable opinion of the Landlord the Assignee is not of sufficient financial standing to enable it to comply with the Tenant's covenants in the Lease

    17.4.3 where the Assignee enjoys diplomatic or state immunity (but this circumstance shall not apply where the Assignee is the Government of the United Kingdom of Great Britain and Northern Ireland or any department thereof)

    17.4.4 where the Assignee is outside the jurisdiction of either (i) the courts of the United Kingdom of Great Britain and Northern Ireland or (ii) any other court having an agreement on treaty with the courts of Great Britain and Northern Ireland relating to the reciprocal enforcement of judgements

    17.4.5 where there is a material breach of any of the Tenant's covenants contained in this Schedule

17.5 The conditions referred to in paragraph 17.3.1.2 are as follows:-

    17.5.1 That the Tenant enters into an authorised guarantee agreement (as defined in section 16 of the Act of 1995) in the form set out in part 2 of schedule 8 subject to such amendments as may be required to keep the agreement within the definition and subject to such amendments as the Landlord may reasonably require

    17.5.2 That the Tenant undertakes to pay all reasonable costs and proper disbursements and expenses incurred by the Landlord in connection with the proposed assignment

    17.5.3 That the proposed assignee provides a surety or sureties reasonably acceptable to the Landlord (if so reasonably required by the Landlord) to covenant with the Landlord in the terms contained in part 1 of schedule 8

    17.5.4 If reasonably required by the Landlord the execution and delivery to the Landlord prior to the assignment of a rent deposit deed for such sum (if any) as the Landlord may reasonably determine in such form as the Landlord shall reasonably require together with the payment by way of cleared funds of the sum specified in the rent deposit deed

 17.6 17.6.1 Not to sub-underlet the whole of the Premises nor grant a Permitted Sub-underlease of Part without the prior written consent of the Landlord (such consent not to be unreasonably withheld or delayed) nor without procuring that:-

    17.6.1. 1prior to the grant of any sub-underlease the sub-undertenant shall execute a deed containing a direct covenant with the Landlord with effect from the date of the sub-underlease to perform and observe the obligations of the Tenant under these Presents (other than the obligation to pay the rents hereby reserved and except where inapplicable to the premises sub-underlet and the term of such sub-underlease)

    17.6.1.2 any sub-undertenant shall (if the Landlord shall so reasonably require) provide a surety reasonably acceptable to the Landlord to guarantee the due performance by the sub-undertenant of their obligations

    17.6.1.3 in the case of (i) a Permitted Sub-underlease of Part and (ii) any sub-underlease of the whole for a term of less than 15 years an order of the Court shall be obtained under the provisions of Section 38(4) of the Landlord and Tenant Act 1954 authorising the exclusion of Sections 24-28 of the said Act in relation to such intended underlease

    17.6.1.4 each sub-underlease shall be at a rent which shall:-

           17.6.1.4.1 be not less than the open market rental value (without taking a fine or premium) reasonably obtainable for the premises sub-underlet at the time such sub-underlease is granted

           17.6.1.4.2 not be commuted or be payable more than one quarter in advance and

           17.6.1.4.3 be subject to review provisions which shall correspond substantially with the provisions of schedule 5

    17.6.1.5 each sub-underlease shall contain covenants by the sub-undertenant:-

           17.6.1.5.1 not to assign or charge any part of the premises sub-underlet as distinct from the whole

           17.6.1.5.2 not further sub-underlet any part of the premises sub-underlet nor (save by way of an assignment or underletting of the whole thereof) part with possession or share the occupation of the whole or any part of the premises sub-underlet

           17.6.1.5.3 not to assign or sub-underlet the whole of the premises sub-underlet without obtaining the prior written consent of the Landlord (such consent not to be unreasonably withheld or delayed) subject to the circumstances and conditions set out in paragraphs 17.4 and 17.5 above

           17.6.1.5.4 otherwise corresponding with the obligations of the Tenant under these Presents (except the obligation to pay the rents hereby reserved and except where inapplicable to the premises sub-underlet and the term thereby granted)

    17.6.2 Not without the prior written consent of the Landlord (such consent not to be unreasonably withheld or delayed) to vary or waive the terms of any sub-underlease and to take all steps necessary to enforce such terms

17.7 Nothing contained in this paragraph shall prevent the Tenant or any undertenant from sharing occupation of the Premises with any company (herein called a "Group Company") which is for the time being a member of the same group as the Tenant (within the meaning of section 42 of the Landlord and Tenant Act 1954) if the following conditions are fulfilled:-

    17.7.1 No relationship of landlord and tenant shall be created between the Tenant and the Group Company

    17.7.2 The right of the Group Company to share occupation of the Premises shall determine upon either the Tenant or undertenant or such company ceasing to be members of the same group and immediate written notice shall be given to the Landlord upon such cessation

18. Register devolutions

    Within one month of any dealing or any transmission by way of a death or otherwise affecting the Premises to give written notice thereof to the Landlord and produce a certified copy of any relevant document and to pay to the Landlord or its solicitors a reasonable registration fee

19. Information about the Premises

19.1 Within 21 days of written demand to furnish the Landlord with full particulars of all interests in the Premises

19.2 To disclose such information as the Landlord may from time to time reasonably require in relation to any application or request made or particulars produced to the Landlord

20. Landlord's costs

    To pay to the Landlord all costs claims demands and expenses (including but without prejudice to the generality of the foregoing all Landlord's Expenses) incurred by the Landlord in relation to:-

20.1 the preparation and service of any notice under sections 146 or 147 of the Law of Property Act 1925 and/or any proceedings pursuant to such notice (even if forfeiture is avoided otherwise than by relief granted by the court)

20.2 the preparation and service of any schedule of dilapidations at any time during or after the expiration of the Term but only in respect of dilapidations which accrued prior to the expiration of the Term

20.3 any breach of any obligation of the Tenant under these Presents

20.4 any application for consent under these Presents unless such application is unreasonably refused or delayed or granted subject to unreasonable conditions

21. Statutory requirements

21.1 To comply with all requirements of statute and common law in relation to the Premises (whether or not such requirements are imposed upon the owner occupier or any other person)

21.2 Not to do or omit or suffer to be done or omitted any act or thing by reason of which the Landlord may under any enactment incur or have imposed upon it or become liable to pay any penalty damages compensation costs charges or expenses

21.3 To pay to the Landlord a fair and reasonable proportion of all Landlord's Expenses in complying with such requirements or notices where they relate both to the Premises and to other land

22. Planning

22.1 To comply in all respects with the Planning Acts

22.2 Not to make any application under the Planning Acts without the prior written consent of the Landlord such consent not to be unreasonably withheld or delayed

22.3 To inform the Landlord of the result of any such application and if reasonably required by the Landlord to appeal against any conditions imposed on the grant of planning permission

22.4 Not to initiate any development permitted as a result of any application under the Planning Acts without the prior written consent of the Landlord PROVIDED THAT no such consent shall be required for any application which
relates to the use of the Premises for the Permitted Use or any    alteration
where the Landlord's consent is not required

22.5 Unless the Landlord shall otherwise in writing direct to carry out before the expiration or sooner determination of this Lease any works stipulated to be carried out to the Premises pursuant to any planning permission granted and implemented by the Tenant or any underlessee during the Term whether or not the date by which the planning permission requires such works to be carried out falls within the Term

22.6 Not to enter into any agreement or obligation or serve any purchase notice under the Planning Acts without the prior written consent of the Landlord (such consent not to be unreasonably withheld or delayed)

23. Notices

    Within seven days of receipt (or sooner if requisite) to produce to the Landlord full particulars of any notice order or proposal in relation to the Premises and at the request to make or join with the Landlord in making such objections or representations in respect thereof as the Landlord shall reasonably require

24. Reletting

    Save where the Tenant has made an application under section 24 of the Landlord and Tenant Act 1954 for a new tenancy of the Premises to permit the Landlord to fix and retain on the Premises a notice board (during the last six months of the Term) for the reletting of the Premises and (at any time) for the sale of the Landlord's interest and to permit all persons properly authorised in writing by the Landlord to view the Premises at reasonable hours upon reasonable notice

25. Incumbrances

25.1 To comply by way of indemnity only with all covenants and other matters relating to the Premises contained or referred to in any matters specified in schedule 7 so far as they are enforceable

25.2 To keep the Landlord fully indemnified from and against all actions proceedings claims demands losses costs expenses damages and liability arising in any way directly or indirectly out of any act omission or negligence of the Tenant or any persons in the Premises expressly or impliedly with the Tenant's authority or any breach of the Tenant's covenants and the conditions and other provisions contained in this Lease

26. Value Added Tax

    Within fourteen days of receipt of a valid VAT invoice thereof to pay all Value Added Tax legally payable in respect of all moneys paid by or taxable supplies made to the Tenant under these Presents or as the case may be to repay to the Landlord any Value Added Tax borne by the Landlord in respect of taxable supplies made to the Landlord (except to the extent in the latter case to which the Landlord is able to recover set off or reclaim such VAT in its accounting with the appropriate authority) and in every case where under these Presents the Tenant is obliged to pay an amount of money such amount shall be regarded as being exclusive of all Value Added Tax from time to time payable thereon

27. Superior Lease

27.1 To observe and perform the obligations of the lessee contained in the Superior Lease except to the extent that the Landlord expressly covenants in this underlease to observe and perform them

27.2 Not to do omit suffer or permit any act or thing which would or might cause the Landlord to being breach of the Superior Lease or which if done omitted suffered or permitted by the Landlord would or might constitute a breach of the obligations of the lessee contained in the Superior Lease and to keep the Landlord indemnified against all actions claims demands costs expenses damages and liability in any way relating to a breach of paragraphs 29.1 and 29.2

28. Security

    To provide adequate security at the Premises in the event that they are left vacant for any period of time

                              Schedule 3

                         Landlord's covenants

1.  Quiet enjoyment

    That the Tenant paying the rents and complying with its other obligations under these Presents may peaceably hold and enjoy the Premises during the Term without any interruption by the Landlord or any person lawfully claiming through under or in trust for it

2.  Consents

    Not unreasonably to withhold or delay the giving of the Landlord's consent approval or licence or to proffer the same subject to unreasonable conditions where the Landlord's consent approval or licence is required under the Tenant's covenants herein contained and where such covenants provide that the Landlord's consent approval or licence is not to be unreasonably withheld or delayed

3.  Rights of entry

    Where in this lease it is provided that the Landlord and/or any other persons are entitled to enter upon the Premises to procure that such rights of entry shall only be exercised in accordance with the following conditions:-

3.1 entry shall only be effected upon such part or parts of the Premises as shall be reasonably necessary and only for such periods as are reasonably necessary

3.2 the persons exercising such right (and in default the Landlord) shall cause as little damage or inconvenience to the Premises and the Tenant its undertenants or any other lawful occupiers business as reasonably possible and shall comply with the Tenant's reasonable requirements in relation to such entry

3.3 the Landlord shall make good to the reasonable satisfaction of the Tenant or undertenant or other lawful occupier (as the case may be) any damage caused by such entry whether to the Premises or to the contents thereof

3.4 Save as may be required by statute or the requirements of any competent authority the Landlord not at any time to divulge or communicate to any person details of the business and processes being carried on by the Tenant on the Premises or any other proprietary information of the Tenant of which the Landlord and/or any other persons have notice as a result of the exercise of such rights of entry

4.  Superior Lease

4.1 Subject to the Tenant having paid the Service Charge to pay the rents reserved by the Superior Lease

4.2 To perform the obligations of the lessee (in so far as they relate to the Premises) contained in the Superior Lease regarding insurance and at the request of the Tenant and subject to the Tenant providing a suitable indemnity for costs to take all reasonable steps to enforce any obligations of the Superior Lessor to the Landlord

                              Schedule 4

                               Provisos

1.  Re-entry

    Without prejudice to any other right remedy or power of the Landlord it shall be lawful for the Landlord or any person authorised by the Landlord to re-enter the Premises (and upon re-entry the Term shall determine but without prejudice to any claim by the Landlord in respect of any antecedent breach of any obligation of the Tenant under these Presents) if:-

1.1 any rents shall remain unpaid for twenty one days (in the case of Rent whether formally demanded or not) or

1.2 there shall be any material breach of any covenant of the Tenant under these Presents or

1.3 the Tenant (being a body corporate) passes a winding-up resolution (other than in connection with a members' voluntary winding-up for the purposes of an amalgamation or reconstruction of a solvent company or is wound up or the directors or shareholders of the Tenant resolve to present a petition for an administration order in respect of the Tenant or an administrative receiver or a receiver or a receiver and manager is appointed in respect of the property of the Tenant

1.4 the Tenant (being a body corporate) enters into any arrangement scheme compromise moratorium or composition with its creditors or any of them (pursuant to Part I of the Insolvency Act 1986) or

1.5 the Tenant (being an individual) is adjudged bankrupt (whether in England or elsewhere)

2.  Exclusions

2.1 The Tenant shall not have the benefit of any easement right or privilege other than those expressly hereby granted

2.2 Any rights granted or reserved by these Presents in respect of anything which does not exist at the date hereof shall be effective only if it comes
into existence before the expiry of the Perpetuity    Period

2.3 The Landlord gives no express or implied warranty that the Permitted User will be or remain a lawful or authorised use under the Planning Acts or otherwise

3.  Notices

    Any notice under or in relation to these Presents shall be deemed (whether or not that is actually the case) to be a notice required to be served by them for the purposes of section 196(5) of the Law of Property Act 1925 and the provisions of section 196 of that Act shall apply to them accordingly

4.  Costs

    Any covenant by the Tenant to pay or repay to the Landlord any costs charges expenses or other sums shall be deemed to be qualified so as to require the Tenant to pay or to repay to the Landlord such costs charges expenses or other sums to the extent only that they shall have been properly incurred and (save where they have been incurred as a result of any breach of covenant by the Tenant) to the extent that they are reasonable in amount

                              Schedule 5

                            Review of Rent

1.  Rental Value

    In this schedule "Rental Value" means the yearly rack rent at which the Premises might reasonably be expected to be let at the relevant Review Date in the open market by a willing lessor to a willing lessee

1.1 assuming that:-

    1.1.1  the Premises are to be let:-

    1.1.1.1 as a whole with vacant possession without any premium or other payment

    1.1.1.2 for a term of ten years from the relevant Review Date or a term equal to the residue then unexpired of the Contractual Term (whichever is the longer) and

    1.1.1.3 otherwise on the same terms and conditions as are contained in these Presents (except as to the amount of the Rent but including provisions for rent reviews in each fifth year of such term on the same basis as in this schedule)

    1.1.2 all the covenants on the part of the Tenant contained in these Presents have been fully performed and observed

    1.1.3 if the Premises have been destroyed or damaged they have been fully rebuilt and reinstated

    1.1.4 (if not a fact) the building on the Premises has a gross internal area of 32,500 square feet measured in accordance with the RICS Code of Measuring Practice and is in accordance with the Specification

    1.1.5 the Premises are fit for immediate occupation and use by the willing lessee and have (during a period of free occupation which expired on the relevant Review Date) been fitted out and equipped to the lessee's requirements
1.2 but disregarding:-

    1.2.1 any effect on rent of the fact that the Tenant or any sub-undertenant or other lawful occupier on its or their predecessors in title has been in occupation of the Premises or any part of them

    1.2.2 any goodwill attached to the Premises by reason of any business carried on at them by the Tenant or any sub-undertenant or other lawful occupier or its or their predecessors in title

    1.2.3 any effect on rent attributable to the existence of any lawful alteration addition or improvement to the Premises carried out during the Term by the Tenant or any sub-undertenant or other lawful occupier or its or their respective predecessors in title (otherwise than pursuant to an obligation to the Landlord or its predecessors in title) PROVIDED THAT:- any other obligations contained in any licence for alterations requiring the Tenant or any undertenant or other authorised occupier (as the case may be) to carry out the works thereby permitted or regulating the manner in which or the time within which the works thereby permitted shall be carried out shall be deemed not to be or to constitute an obligation to the Landlord or its predecessors in title

    1.2.4 any effect on rent attributable to any alteration addition or improvement carried out prior to the Term by the Tenant not referred to in the Specification

    1.2.5 so far as may be permitted by law any statutory prohibition or restriction relating to the assessment and recovery of rent

    1.2.6 any work carried out at the Premises during the Term by the Tenant or any sub-undertenant or their respective predecessors in title which has diminished the rental value of the Premises (other than work required to be carried out pursuant to an obligation on the part of the Tenant to comply with statutes or directions of local authorities or other bodies exercising powers under statute or Royal Charter)

    1.2.7  the existence of the Mezzanine

2.  Reviews

    The Rent from time to time payable under these Presents shall be reviewed on each of the Review Dates and the Rent from each Review Date shall be the higher of:-

2.1 the Rent payable immediately before the relevant Review Date  and

2.2 the Rental Value at the relevant Review Date as agreed or determined in accordance with this schedule

3.  Determination by surveyor

3.1 If the Landlord and the Tenant in the opinion of either of them shall be unable to agree the Rental Value of the Premises (whether or not an attempt to reach agreement shall have been made) then it shall be determined at the request of either the Landlord or the Tenant (made not earlier than three months before the relevant Review Date) by a chartered surveyor having current experience of rental values of property of a like kind and character to the Premises to be agreed upon by the Landlord and by the Tenant or at the request and option of either of them to be nominated by or on behalf of the President for the time being of the Royal Institution of Chartered Surveyors

3.2 Such surveyor shall act as an expert and

    3.2.1 he shall give notice to the Landlord and the Tenant inviting each of them to submit to him within such time as he shall stipulate a proposal for the Rental Value which may be supported by the submission of reasons and/or a professional valuation or report

    3.2.2 he may afford to each party an opportunity to make counter-submissions in respect of any such submission valuation or report

    3.2.3 he shall be requested but shall not be obliged to give reasons for his decisions

    3.2.4 his fees and the costs of appointing him shall be borne and paid by the Landlord and the Tenant in such shares and in such manner as he shall decide or failing such decision in equal shares and

    3.2.5 if either the Landlord or the Tenant shall fail to pay the fees and expenses of the expert payable by it under his award within 14 days of the same being demanded by the expert either party shall be entitled to pay the same and the amount so paid shall be repaid by the other party forthwith on demand

3.3 If such surveyor shall die or become unwilling to act or incapable of acting for any reason or fail to act with reasonable expedition another such surveyor shall be appointed in his place in like manner

4.  Interim payments

    If the Rental Value shall not have been agreed or determined by the relevant Review Date the Rent at the rate payable immediately before the relevant Review Date (the "Existing Rent") shall continue to be payable until the Quarter Day next following the date of such agreement or determination and upon such Quarter Day there shall be due and payable to the Landlord by the Tenant in addition to the Rent at the rate of the Rental Value so agreed or determined (the "Reviewed Rent") due on such Quarter Day a sum of money equal to the amount (if any) by which the Reviewed Rent shall exceed the Existing Rent (the "excess") but duly apportioned on a daily basis in respect of the period from the relevant Review Date to such Quarter Day together with interest thereon for the whole of such period calculated on a daily basis at a yearly rate equal to four per centum below the Interest Rate on each instalment of the excess (if any) from the date on which the same would have been payable in each case up to such Quarter Day

5.  Statutory restrictions

    If at any relevant Review Date the Landlord shall be obliged to comply with any Act of Parliament which shall restrict or modify the Landlord's right to revise the Rent in accordance with the terms of these Presents or which shall restrict the right of the Landlord to demand or accept payment of the full amount of the Rent for the time being payable under these Presents then in each case respectively (but not more than once between two Review Dates):-

5.1 the operation of the provisions for such revision of the Rent shall be postponed until the first date on which such operation may lawfully occur

5.2 the collection of any increase in the Rent shall be postponed until the first date or dates upon which any such increase or any part thereof may lawfully be collected

6.  Memorandum of reviewed rent

 As soon as the amount of Rent payable after any relevant Review Date has been agreed in accordance with the terms of this schedule the Landlord and the Tenant will forthwith sign a memorandum thereof

7.  Time not of the essence

    For the purposes of this schedule time shall not be of the essence

                              Schedule 6

                               Insurance

1.  Landlord to insure

1.1 The Landlord shall keep insured with the Insurers and through such agency as the Landlord shall from time to time decide:-

    1.1.1  the Premises in the Full Reinstatement Cost against the Insured
Risks

    1.1.2  Loss of Rent

    1.1.3 liabilities of the Landlord in respect of property owner's and third party risks in such sum as the Landlord shall reasonably require

    PROVIDED THAT the Landlord shall not be deemed to be in breach of this covenant if at the date that the Premises shall be destroyed or damaged any additional insurable risk reasonably required as specified in clause 1.1.5 of
this Lease shall not have been insured by the Landlord and it shall    be
reasonable in all the circumstances for such insurance not to have been put in place by the Landlord by such date

1.2 The Landlord shall produce to the Tenant on request reasonable evidence from the Insurers of the terms and subsistence of any policy or policies of such insurance but not more than once in any calendar year

1.3 The Landlord will further:-

    1.3.1 procure that the interest of the Tenant and any undertenant and any mortgagee of its or their respective interests of whom the Landlord has received notice is notified to the Insurers

    1.3.2 notify the Tenant without unreasonable delay of any material change of the risks covered by and the terms and conditions of the policy or policies from time to time effected pursuant to the terms of these Presents (including details of any excess)

    1.3.3 obtain written confirmation from the Insurers that they have agreed to waive all rights of subrogation against the Tenant and its undertenants and that the relevant policy or policies of insurance contain a non-invalidation clause for the benefit of the Tenant its undertenants and its and their respective mortgagees and will thereafter produce evidence of the same to the Tenant

1.4
    1.4.1 The Tenant shall give the Landlord written notice of the estimated reinstatement cost of any fixtures and fittings installed from time to time by the Tenant which may become landlord's fixtures and fittings

    1.4.2 The Landlord shall have no obligation to insure the said fixtures and fittings until written notice of the estimated reinstatement cost has been provided by the Tenant

    1.4.3 If the estimated reinstatement cost provided by the Tenant underestimates the reinstatement cost of the said fixtures and fittings the Landlord will not be obliged to make good any deficiency in the insurance monies arising as a result of such underestimate out of its own monies

2.  Insurance Rent

    The Tenant shall pay to the Landlord such yearly sum (and proportionately for any period less than a year) as shall represent the gross premium paid by the Landlord pursuant to paragraph 1.1 of this schedule

3.  Destruction of the Premises

    If the Premises shall be destroyed or damaged by any Insured Risk then subject to:-

3.1 the Landlord obtaining any necessary planning and other permissions consents licences and approvals (which the Landlord shall use all reasonable endeavours to obtain as expeditiously as possible)

3.2 the necessary labour and materials being available (which the Landlord shall use all reasonable endeavours to obtain as soon as practicable) and

3.3 the payment by the Tenant to the Landlord of any money payable under paragraph 5 of this schedule the Landlord shall rebuild and reinstate the Premises and shall lay out the net proceeds of such insurance (other than any in respect of Loss of Rent) and any money so paid by the Tenant in reinstating the Premises substantially as they were prior to such destruction or damage and shall make up any deficiency out of its own money PROVIDED THAT the Landlord shall be entitled to alter or vary the Premises when carrying out the required reinstatement to enable it to comply with statute and building regulations or in accordance with current building practice PROVIDED THAT as far as is reasonably practicable the Premises will be no less convenient or commodious than is reasonable in all the circumstances

4.  Reinstatement prevented and determination

4.1 If by the date six months prior to the date on which the period insured for Loss of Rent will expire all destruction or damage by any Insured Risk has not been made good and the Premises are still unfit for use and it can be shown that the Premises cannot be rebuilt or reinstated within the period insured for Loss of Rent the Landlord or the Tenant may by written notice to the other given at any time thereafter such date and whilst the Premises are still unfit for use determine the Term with effect from the expiration of the period insured for Loss of Rent PROVIDED THAT such determination shall be without prejudice to any claim in respect of any antecedent breach of the obligations hereunder

4.2 If by the expiration of the period insured for Loss of Rent all destruction or damage by any Insured Risk has not been made good and the Premises are still unfit for use the Landlord or the Tenant may by written notice to the other given at any time thereafter and whilst the Premises are still unfit for use determine the Term with immediate effect PROVIDED THAT such determination shall be without prejudice to any claim in respect of any antecedent breach of the obligations hereunder

4.3 If during the last three years of the Contractual Term the Premises shall be so destroyed or damaged by any Insured Risk as to render the Premises unfit for occupation and use and the Landlord does not wish to rebuild or reinstate the same then the Landlord may determine this Lease by giving to the Tenant not less than 6 months' written notice such notice to be given not more than twelve months after such damage or destruction and such determination shall be without prejudice to any claim by either party against the other in respect of any antecedent breach of covenant

4.4 In the event of a notice being served in accordance with this paragraph the Landlord shall be solely entitled to the insurance monies payable or to become payable

5.  Further payments by the Tenant

5.1 If the payment of any insurance money is refused under any policy of insurance effected by the Landlord pursuant to paragraph 1 of this schedule owing to some act or default of the Tenant or any sub-undertenant the Tenant shall pay to the Landlord the amount properly so refused

5.2 If any excess to which any policy of insurance relating to the Premises shall be subject becomes applicable the Tenant shall pay to the Landlord the amount of such excess

6.  Abatement of Rent

    If the Premises or any part thereof shall be destroyed or damaged by any Insured Risk so as to be unfit for or incapable of beneficial occupation and use or so that the rights granted in part 1 of schedule 1 shall be incapable of exercise the Rent or a fair proportion thereof according to the nature and extent of the damage sustained shall be suspended (save to the extent that the insurance money shall be irrecoverable owing to some act or default of the Tenant or any sub-undertenant or their respective servants agents or licensees and the Tenant shall fail to comply with its obligations in paragraph 5 of this schedule) until the Premises shall again fit for and capable of beneficial occupation and/or use and the rights granted in schedule 1 capable of exercise or until the expiration of the period insured for Loss of Rent whichever shall be the earlier PROVIDED ALWAYS that any dispute as to the extent proportion or period of such suspension shall be determined by a single arbitrator to be agreed upon by the Landlord and by the Tenant or at the request of either of them to be nominated by or on behalf of the President for the time being of the Royal Institution of Chartered Surveyors in accordance with the Arbitration Acts 1950 and 1979

7.  Benefit of other insurances

    The Tenant shall apply all money which it shall receive by virtue of any insurance of the Premises in making good the loss or damage in respect of which the same shall have been received

8.  Insurance becoming void

    The Tenant shall:-

8.1 not cause any policy of insurance covering the Premises to become void or voidable or the rate of premium thereon to be increased save where the Tenant has agreed to pay any increased premium

8.2 comply with all requirements from time to time of the Insurers in relation to the Premises

9.  Notice by Tenant

    As soon as reasonably practicable after becoming aware of the same the Tenant shall give written notice to the Landlord of any event which might give rise to a claim under any policy of insurance covering the Premises or any other land of the Landlord

10. Insurance in the Landlord's office

    If at any time the Landlord is an insurance company or a member of a group (within the meaning of section 42 of the Landlord and Tenant Act 1954) which includes an insurance company it shall be entitled to maintain insurance in its own office or in the office of such insurance company and the premiums charged shall for the purpose of any obligation of the Tenant under these Presents to pay or contribute towards the cost of such insurance be deemed to have been paid by the Landlord on the first day of the period of insurance to which the relevant premium relates PROVIDED THAT such premiums may only be charged at the usual and normal rates

                              Schedule 7

             The matters to which the Premises are subject

1. The matters referred to in the Property and Charges Registers of the Landlord's registered title

2. Wayleave agreement dated 19 October 1989 between Belgravia Property Trust PLC (1) and British Telecommunications plc (2)

                              Schedule 8

                                Part 1

                          Covenants by Surety

1. The Surety will procure the punctual payment of the rents and the observance and performance of all the obligations of the Tenant under these Presents and in the case of any default the Surety will on demand pay such rents and observe and perform such obligations as if the Surety instead of the Tenant were liable therefor as a principal obligor and not merely as a surety

2. The Surety agrees with the Landlord as a primary obligation to keep the Landlord indemnified on demand against all losses damages costs and expenses incurred by the Landlord as a result of any failure by the Tenant to pay the rents and/or observe and perform such obligations or as a result of any obligation of the Tenant under these Presents being or becoming unenforceable

3. If this underlease is disclaimed by or on behalf of the Tenant the Surety will (if so required by the Landlord by written notice to the Surety within six months after such disclaimer) take from the Landlord and execute and deliver to the Landlord a counterpart of a new underlease of the Premises for the residue of the Contractual Term unexpired at the date of such disclaimer at the same rents as are reserved from time to time by and subject to the same covenants and provisions as are contained in these Presents (mutatis mutandis) and the Surety will on demand pay the Landlord's legal costs in connection with such underlease

4. If the Landlord shall not require the Surety to take a new underlease of the Premises pursuant to paragraph 3 of this schedule the Surety will nevertheless on demand pay to the Landlord a sum equal to the rents that would have been payable but for the disclaimer during the period of twelve months from and including the date of the disclaimer less any rents received by the Landlord during such period from reletting the Premises

                                Part 2

                Form of authorised guarantee agreement

1. The Tenant will procure the punctual payment of the rents and the observance and performance of all the obligations of the Assignee as lessee under these Presents and in the case of any default the Tenant will on demand pay such rents and observe and perform such obligations as if the Tenant instead of the Assignee were liable therefor as a principal obligor and not merely as a surety

2. The Tenant agrees with the Landlord as a primary obligation to keep the Landlord indemnified on demand against all losses damages costs and expenses incurred by the Landlord as a result of any failure by the Assignee to pay the rents and/or observe and perform such obligations or as a result of any obligation of the Assignee as lessee under these Presents being or becoming unenforceable

3. If this underlease is disclaimed by or on behalf of the Assignee the Tenant will (if so required by the Landlord by written notice to the Tenant within six months after such disclaimer) take from the Landlord and execute and deliver to the Landlord a counterpart of a new underlease of the Premises for the residue of the Contractual Term unexpired at the date of such disclaimer at the same rents as are reserved from time to time by and subject to the same covenants and provisions as are contained in these Presents (mutatis mutandis) and the Tenant will on demand pay the Landlord's legal costs in connection with such underlease
                          ( THE COMMON SEAL of PAT PENSIONS
                          ( LIMITED was hereunto affixed in the presence of:-

                            Authorised signatory

                            Authorised counter-signatory


    failure by the Assignee to pay the rents and/or observe and perform such obligations or as a result of any obligation of the Assignee as lessee under these Presents being or becoming unenforceable

3. If this underlease is disclaimed by or on behalf of the Assignee the Tenant will (if so required by the Landlord by written notice to the Tenant within six months after such disclaimer) take from the Landlord and execute and deliver to the Landlord a counterpart of a new underlease of the Premises for the residue of the Contractual Term unexpired at the date of such disclaimer at the same rents as are reserved from time to time by and subject to the same covenants and provisions as are contained in these Presents (mutatis mutandis) and the Tenant will on demand pay the Landlord's legal costs in connection with such underlease

                                 ( THE COMMON SEAL of CHARTEX
                                 ( INTERNATIONAL plc was hereunto affixed
                                 ( in the presence of:-

                                 Director


                                 Secretary

                                 ( THE COMMON SEAL of CHARTEX
                                 ( RESOURCES LIMITED was hereunto affixed
                                 ( in the presence of:-

                                 Director


                                 Secretary

                                 ( EXECUTED as a DEED by THE FEMALE
                                 ( HEALTH COMPANY acting by
                                 ( its duly appointed attorney

                               Dated 1996

                       P.A.T. (Pensions) Limited
                                  and
                     Chartex International plc and
                       Chartex Resources Limited
                                  and
                       The Female Health Company


                              Underlease
                                  of
             Unit 1 Sovereign Park Estate Coronation Road
                        Park Royal London NW10



                               Dated 1996

                       P.A.T. (Pensions) Limited
                                  and
                     Chartex International plc and
                       Chartex Resources Limited
                                  and
                       The Female Health Company


                             Counterpart/
                              Underlease
                                  of
             Unit 1 Sovereign Park Estate Coronation Road
                        Park Royal London NW10

THIS AGREEMENT is made the                                  1996

BETWEEN:-

(1) CHARTEX RESOURCES LIMITED (registered number 1184898) having its registered office at 1 Sovereign Park Coronation Road Park Royal London NW10 7QP (the "Landlord")

(2) P.A.T. (PENSIONS) LIMITED (registered number 637183) having its registered office at The Pearl Centre Lynch Wood Peterborough PE2 6FY (the "Tenant") and

(3) CHARTEX INTERNATIONAL PLC (registered number 2439625) having its registered office at 1 Sovereign Park Coronation Road Park Royal London NW10 7QP (the "Undertenant")

(4) THE FEMALE HEALTH COMPANY a company incorporated in the State of Wisconsin whose principal offices are at 919 N.Michigan Avenue Suite 2008 Chicago Illinois

NOW IT IS HEREBY AGREED as follows:-

1.   Definitions
     In this agreement unless the context otherwise requires the following expressions shall have the following meanings:-

1.1  "Completion" means the date hereof

1.2 "Landlord's Solicitors" means McKenna & Co of Mitre House 160 Aldersgate Street London EC1A 4DD (reference RJPC/43922.4/NMH3)

1.3  "Lease" means a lease in the form of the draft annexed hereto

1.4 "Option Agreement" means the option agreement to transfer the freehold interest in the Premises in the form of the draft annexed hereto

1.5  "National Conditions" means the National Conditions of Sale (20th edition)

1.6 "Premises" means the premises known as 1 Sovereign Park Estate Coronation Road Park Royal London NW10 7QP more particularly described in the Lease and the Underlease

1.7  "Rent Deposit Deed" means a rent deposit deed in the form annexed hereto

1.8 "Tenant's Solicitors" means Payne Hicks Beach of 10 New Square Lincoln's Inn London WC2A 3QG

1.9  "Underlease" means an underlease in the form of the draft annexed hereto

2.   Interpretation

2.1 In this agreement unless there be something in the subject or context inconsistent therewith:-

     2.1.1 words importing the masculine gender only shall include the feminine and neuter genders and words importing persons shall include firms companies and corporations and vice versa

     2.1.2 words importing the singular number only shall include the plural and where there are two or more persons included in the expressions the "Landlord" and/or the "Tenant" and/or the "Undertenant" then obligations herein on the part of the Landlord and/or the Tenant and/or the Undertenant shall respectively be obligations by such persons jointly and severally

     2.1.3 references to clauses and schedules are to clauses of and schedules to this agreement

2.2 This agreement contains the whole agreement between the parties hereto relating to the Lease and the Underlease and supersedes previous agreements between the parties hereto (if any) relating thereto and there shall be deemed to be comprised in this agreement the terms of all letters and acknowledgments exchanged between the parties contemporaneously herewith and expressed to be ancillary hereto

2.3 This agreement may only be varied in writing signed by or on behalf of the parties hereto

2.4 The Tenant acknowledges that it has not entered into this agreement in reliance upon representations made by or on behalf of the Landlord other than in respect of such reliance as may be placed upon the Landlord's Solicitors' written replies to the Tenant's Solicitors' preliminary enquiries

2.5 Nothing in this agreement shall be read or construed as excluding any liability or remedy resulting from fraudulent misrepresentation

3.   National Conditions

     The National Conditions of Sale (20th edition) shall be incorporated herein (so far as they apply to a letting by private treaty and are not varied by or inconsistent with the conditions herein contained) except that:-

3.1  conditions 7(1)(i) 8(4) 9(2) 15(2) and (3) 21(2) and (3) and the proviso to 5(4) shall not apply

3.2 in relation to the grant of the Lease the term "Landlord" shall be deemed to be substituted therein for "Vendor" and "Tenant" for "Purchaser" and in relation to the grant of the Underlease the term "Tenant" shall be deemed to be substituted therein for "Vendor" and "Undertenant" for "Purchaser" and references to property being sold or subject to sale shall be construed as references to property being let or subject to lease

3.3 the "prescribed rate" shall be 4% per annum above The Royal Bank of Scotland plc base rate current from time to time

3.4 paragraph (i) of the proviso to condition 5(5) shall be replaced by the following:-

     "(i)    for the purpose only of conditions 6 7 and 8 if actual completion shall take place later than 1.00pm then the date of actual completion shall be taken to be the first working day thereafter"

3.5  the following shall be added to condition 5:-

     "Where a direct credit is made to a bank account at a specified branch payment shall be deemed to be made when the credit is received by the branch"

3.6 condition 8(3) shall be read and construed as if the word "not" had been deleted therefrom

3.7 in condition 10(1) the words "any objection to the title" shall be replaced by the words "any objection to or requisition concerning the title of the Property"

3.8 in condition 19(3) the words "10 working days" shall be substituted for the words "6 working days"

3.9 in condition 22 the words "10 working days" shall be substituted for the words "16 working days" where those words appear

3.10 the following shall be added at the end of condition 22(1):-

     "A party shall be deemed to be ready and willing to fulfil such obligations:-

     (a) if he could be so but for some default or omission of the other party

     (b) notwithstanding that any mortgage on the Property is unredeemed when the completion notice is served if the aggregate of all sums necessary to redeem all such mortgages (to the extent that they relate to the Property) does not exceed the sum payable on completion or if reasonable evidence is produced that the Property would be released from such mortgages"

3.11 the following shall be added at the end of condition 22(3):-

             "together with interest at the prescribed rate on the amount of such loss"

4.   Title

4.1 Title to the Premises having been deduced the Tenant and the Undertenant shall raise no objection thereto or requisition thereon

4.2 The Landlord shall as soon as practicable after the date hereof place on deposit at HM Land Registry the land or charge certificate relating to title number AGL15288 to facilitate substantive registration of the Lease and of the Option Agreement and shall notify the Tenant's Solicitors of the deposit number

5.   Premium

     The premium for the grant of the Lease shall be the sum of ONE MILLION NINE HUNDRED AND FIFTY THOUSAND POUNDS (#1,950,000) together with such Value Added Tax as is payable thereon in accordance with clause 15

6.   The Lease

6.1 On Completion the Landlord shall grant or procure the grant of and the Tenant shall accept the Lease

6.2  The Lease shall be for a term of 299 years from Completion

6.3 The initial annual rent first reserved by the Lease shall be one peppercorn which shall be payable from and including Completion

6.4 The Tenant shall on Completion pay to the Landlord the rents reserved by the Lease for the period from Completion to the day prior to the usual quarter day next following

6.5 The Lease and its counterpart shall be prepared by the Landlord's Solicitors and forthwith when requested the Tenant shall execute the counterpart and return it to the Landlord's Solicitors

6.6 On Completion the Landlord and the Tenant shall execute and deliver the Option Agreement

7.   The Underlease

7.1 On Completion the Tenant shall grant or procure the grant of and the Undertenant shall accept the Underlease

7.2  The Underlease shall be for a term of 20 years from Completion

7.3 The initial annual rent first reserved by the Underlease shall be One hundred and ninety five thousand pounds which shall be payable from and including Completion

7.4 The Undertenant shall on Completion pay to the Tenant the rents reserved by the Underlease for the period from Completion to the day prior to the usual quarter day next following

7.5 The Underlease and its counterpart shall be prepared by the Landlord's Solicitors and forthwith when requested the Undertenant shall execute the counterpart and return it to the Landlord's Solicitors

7.6 The Female Health Company hereby agrees to execute the Underlease as surety

7.7 On Completion the Landlord and the Tenant shall execute and deliver the Rent Deposit Deed

8.   Possession

8.1 Vacant possession of the Premises shall be given to the Undertenant on completion of the Underlease

8.2 This agreement is an executory agreement only and shall not operate or be deemed to operate as a demise of the Premises

9.   Alienation

     The benefit of this agreement is personal to the Tenant which shall not assign or part with its interest under this agreement in whole or in part

10.  Value Added Tax

     All sums payable under the terms of this agreement shall be exclusive of any Value Added Tax in respect thereof howsoever arising and the Tenant shall pay to the Landlord all Value Added Tax for which the Landlord is liable to account to HM Customs & Excise in relation to any supply made or deemed to be made for Value Added Tax purposes pursuant to this agreement PROVIDED THAT the Landlord shall as soon as reasonably practicable following receipt pay an amount equal to the amount of Value Added Tax payable by the Tenant into an interest bearing deposit account and all interest which shall from time to time accrue on and become payable in respect of the said account from the date of such payment up to but excluding the date upon which the Landlord is required to account to Customs & Excise for such Value Added Tax (the "accounting date") shall be paid to the Landlord within seven days of the accounting date

11.  Confidentiality

     Except to the extent required by law (including any requirements of the Stock Exchange or any other regulatory requirements in force from time to time affecting the parties) and save where necessary to implement this agreement the parties hereto will not at any time make any press or other public announcement or divulge or communicate to any person any of the terms of this agreement except with prior approval of the others such approval not to be unreasonably withheld

12.  Notices

12.1 Any notice or other document to be given or sent hereunder shall be in writing and may be delivered personally or sent by first class registered post to the party to be served (in the case of P.A.T. (Pensions) Limited addressed to the Director of Property Investments A.M.P Asset Management plc 55 Moorgate London EC2R 6PA and otherwise at that party's address appearing in this agreement or such other address as that party shall notify in writing to the other) or to its solicitors Any such notice or document shall be deemed to have been served if:-

     12.1.1  delivered at the time of delivery

     12.1.2 posted at the expiration of 48 hours after the envelope containing the same shall have been put into the post or

12.2 In proving such service it shall be sufficient to prove (as the case may be) that delivery was made or that the envelope containing such notice or document was properly addressed and posted as a prepaid first class registered letter or the sender of the facsimile transmission has his copy and can show it was duly transmitted or that the sender of the telex has his copy showing the recipient's answerback code

AS WITNESS the hands of the parties hereto or authorised persons on their behalf the day and year first before written

SIGNED by                )
for and on behalf of     )
P.A.T. (Pensions) Limited)


show it was duly transmitted or that the sender of the telex has his copy showing the recipient's answerback code

AS WITNESS the hands of the parties hereto or authorised persons on their behalf the day and year first before written

SIGNED by                )
for and on behalf of     )
the Landlord             )



SIGNED by                )
for and on behalf of     )
the Undertenant          )



SIGNED by                )
for and on behalf of     )
The Female Health Company)

                               Dated 1996


                       Chartex Resources Limited
                                  and
                       P.A.T. (Pensions) Limited
                                  and
                       Chartex International plc
                                  and
                       The Female Health Company




                               Agreement
              relating to Unit 1 Sovereign Park Estate
                 Coronation Road  Park Royal  London  NW10

                               Dated 1996


                       Chartex Resources Limited
                                  and
                       P.A.T. (Pensions) Limited
                                  and
                       Chartex International plc
                                  and
                       The Female Health Company




                             Counterpart/
                               Agreement
              relating to Unit 1 Sovereign Park Estate
                 Coronation Road  Park Royal  London  NW10

                          TABLE OF CONTENTS
Clause                                                           Page

1.  Definitions and interpretation. . . . . . . . . . . . . . . .   2
2.  Demise and reddendum. . . . . . . . . . . . . . . . . . . . .   4
3.  Tenant's covenants. . . . . . . . . . . . . . . . . . . . . .   4
4.  Landlord's covenant . . . . . . . . . . . . . . . . . . . . .   5
5.  Provisos. . . . . . . . . . . . . . . . . . . . . . . . . . .   5
6.  New Tenancy . . . . . . . . . . . . . . . . . . . . . . . . .   5
Schedule 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    Part 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         Rights granted . . . . . . . . . . . . . . . . . . . . .   5
    Part 2. . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         Rights excepted and reserved . . . . . . . . . . . . . .   5
Schedule 2. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    Tenant's covenants. . . . . . . . . . . . . . . . . . . . . .   6
    1.   Pay rents and interest . . . . . . . . . . . . . . . . .   6
    2.   Pay outgoings and for utility services . . . . . . . . .   6
    3.   Permit entry . . . . . . . . . . . . . . . . . . . . . .   6
    4.   Defects. . . . . . . . . . . . . . . . . . . . . . . . .   6
    5.   Yielding up. . . . . . . . . . . . . . . . . . . . . . .   7
    6.   Deleterious substances . . . . . . . . . . . . . . . . .   7
    7.   Register devolutions . . . . . . . . . . . . . . . . . .   7
    8.   Landlord's costs . . . . . . . . . . . . . . . . . . . .   7
    9.   Statutory requirements . . . . . . . . . . . . . . . . .   7
    10.  Notices. . . . . . . . . . . . . . . . . . . . . . . . .   8
    11.  Indemnity. . . . . . . . . . . . . . . . . . . . . . . .   8
    12.  Incumbrances . . . . . . . . . . . . . . . . . . . . . .   8
    13.  Value Added Tax. . . . . . . . . . . . . . . . . . . . .   8
Schedule 3. . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
    Landlord's covenant . . . . . . . . . . . . . . . . . . . . .   9
    1.   Quiet enjoyment. . . . . . . . . . . . . . . . . . . . .   9
Schedule 4. . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
    Provisos. . . . . . . . . . . . . . . . . . . . . . . . . . .   9
    1.   Re-entry . . . . . . . . . . . . . . . . . . . . . . . .   9
    2.   Notices. . . . . . . . . . . . . . . . . . . . . . . . .   9
Schedule 5. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    The matters to which the Premises are subject . . . . . . . .  10

THIS LEASE is dated 1996

Particulars

The Landlord

CHARTEX RESOURCES LIMITED having its registered office at 1 Sovereign, Park Estate Coronation Road, Park Royal, London NW10 7QP (registration number 1184898)

The Tenant

P.A.T. (PENSIONS) LIMITED having its registered office at The Pearl Centre, Lynch Wood, Peterborough, PE2 6FY (registration number 637183)

The Premises

The land and building being Unit 1 Sovereign, Park Estate Coronation Road, Park Royal, London NW10 7QP shown edged in red on the Plan being all of those premises registered under Title Number AGL15288

The Contractual Term

Two hundred and ninety nine years from and including 1996

Rent

A peppercorn (if demanded)

THIS LEASE WITNESSES as follows:-

1.  Definitions and interpretation

    In these Presents:-

1.1 The words defined in this sub-clause and in the particulars shall have the meanings specified unless the context otherwise requires

    1.1.1 "Interest Rate" means three per centum per annum above the base lending rate from time to time of The Royal Bank of Scotland plc (or another UK clearing bank nominated from time to time by the Landlord)

    1.1.2 "Landlord's Expenses" means reasonable and proper solicitors' counsel's surveyors' and other consultants' and professional fees properly incurred by the Landlord

    1.1.3  "Plan" means the plan attached hereto

    1.1.4 "these Presents" means this underlease and any document which is supplemental to or collateral with or entered into pursuant to this lease

    1.1.5 "rents" means the Rent Service Charge and the other sums reserved by or payable by the Tenant under these Presents

    1.1.6 "Service Charge" means the amount paid by the Landlord pursuant to paragraph 7 of the First Schedule to the Transfer

    1.1.7 "Service Media" means all sewers drains pipes gullies gutters ducts mains channels wires cables conduits flues and any other conducting media

    1.1.8 "Term" means and includes the Contractual Term and any period of continuance holding over or extension thereof

    1.1.9 "Transfer" means a transfer of the Premises dated 15 January 1990 and made between Belgravia Property Trust PLC (1) and Chartex Resources Limited
(2)

    1.1.10 "Value Added Tax" means Value Added Tax and any tax or duty of a similar nature substituted for or in addition to it
1.2 Unless the context otherwise requires:-

    1.2.1 where there are two or more persons included at any time in the expressions the "Landlord" and/or "Tenant" covenants made by the Landlord and/or by the Tenant shall be deemed to be made by such persons jointly and severally and references to the "Landlord" and/or "Tenant" shall include all or any one of them

    1.2.2 any reference to statute (whether generally or specifically) shall include all derivative instruments orders regulations and all directives regulations and mandatory requirements of the European Union and in each case any re-enactment or modification thereof from time to time

    1.2.3 every obligation of the Tenant not to do an act or thing shall include an obligation not knowingly to allow it to be done

    1.2.4 the Landlord shall include the person from time to time entitled to the reversion immediately expectant on the determination of the Term

    1.2.5 the Tenant shall include its successors in title and in the case of an individual shall include his personal representatives

    1.2.6  the Premises shall include all and each and every part of any:-

    1.2.6.1buildings from time to time thereon

    1.2.6.2Service Media vested in the Landlord and from time to time exclusively serving the Premises

    1.2.6.3additions alterations and improvements thereto

    1.2.6.4landlord's fixtures and fittings therein

    1.2.7 the singular shall include the plural and one gender shall include another

1.3 References to clauses paragraphs and schedules are to clauses and paragraphs of and schedules to this lease

1.4 The headings to clauses paragraphs and schedules shall not affect the construction of these Presents

2.  Demise and reddendum

    In consideration of the sum of One million nine hundred and fifty thousand pounds (#1,950,000) together with Value Added Tax thereon now paid by the Tenant to the Landlord (receipt of which the Landlord hereby acknowledges) the Landlord demises the Premises to the Tenant TOGETHER WITH (in common with all other persons from time to time entitled thereto) the rights mentioned in part 1 of schedule 1 EXCEPT AND RESERVING to the Landlord and all other persons from time to time entitled thereto the rights mentioned in part 2 of schedule 1 TO HOLD for the Contractual Term SUBJECT to and where appropriate with the benefit of the matters referred to in schedule 5 YIELDING AND PAYING therefor:-

2.1 the Rent

2.2 the Service Charge which shall be payable within 14 days of the Landlord's written demand to the Tenant

2.3 any Value Added Tax from time to time payable by the Tenant under these Presents

3.  Tenant's covenants

    The Tenant COVENANTS with the Landlord to observe and perform during the Term the obligations of the Tenant contained in schedule 2 (the Tenant's covenants) or otherwise arising under these Presents

4.  Landlord's covenant

    The Landlord COVENANTS with the Tenant to observe and perform during the Term the obligations of the Landlord contained in schedule 3 (the Landlord's covenant) or otherwise arising under these Presents

5.  Provisos

    PROVIDED ALWAYS and it is agreed and declared as set out in schedule 4 (provisos)

6.  New Tenancy

    This lease is a new tenancy for the purposes of section 1 of the Landlord and Tenant (Covenants) Act 1995

IN WITNESS whereof this underlease has been duly executed as a deed (but not delivered until) the day and year first above written

                              Schedule 1

                                Part 1

                            Rights granted

The rights set out in the First Schedule to the Transfer (other than paragraph
7)

                                Part 2

                     Rights excepted and reserved

1. A right following reasonable prior notice to enter upon the Premises for any of the purposes mentioned in these Presents the Landlord causing as little interference as possible with the carrying on of the Tenant's business and/or the business of any undertenant or other permitted occupier at the Premises and making good any physical damage caused as soon as reasonably practicable

2. Without prejudice to the generality of the foregoing the rights set out in the Second Schedule to the Transfer

                              Schedule 2

                          Tenant's covenants

1.  Pay rents and interest

1.1 To pay the rents without deduction at the times and in the manner aforesaid

1.2 Without prejudice to any other right remedy or power of the Landlord if any rents shall have become due but shall remain unpaid for a period exceeding fourteen days to pay on demand to the Landlord interest thereon at the Interest Rate (before and after any judgment) from the date when they became due until payment thereof calculated on a daily basis

2.  Pay outgoings and for utility services

    To pay all rates taxes and outgoings of any kind payable to any authority (whether or not of a capital or non-recurring nature) which now are or may at any time be charged or assessed on the Premises or on the owner or occupier thereof (excluding any payable by the Landlord occasioned by any dealing with or ownership of the reversion to this lease)

3.  Permit entry

    To permit the Landlord at all reasonable times on giving reasonable notice (except in emergency) to the Tenant to enter the Premises for any reasonable purpose connected with the Landlord's interest in the Premises

4.  Defects

    As soon as reasonably practicable after becoming aware of the same to give written notice to the Landlord of any defects in the Premises which may give rise to a common law or statutory duty of the Landlord

5.  Yielding up

    At the expiration or sooner determination of the Term quietly to yield up to the Landlord the Premises in a safe and tidy state of repair and condition

6.  Deleterious substances

    Not to permit any substance which is of a dangerous hazardous or contaminative nature or which might in any way damage the Premises or any Service Media to be in on or under or to escape from the Premises and if the Tenant becomes aware of any such substance in on under or escaping from the Premises to give immediate written notice thereof to the Landlord and to remove or remediate it in compliance with the requirements of any competent authority

7.  Register devolutions

    Within one month of the assignment of the whole or any part of the Tenant's interest in the Premises to give written notice thereof to the Landlord and produce a certified copy of any relevant document and to pay to the Landlord or its solicitors a reasonable registration fee of not more than twenty pounds

8.  Landlord's costs

    To pay to the Landlord all proper costs claims demands and expenses (including but without prejudice to the generality of the foregoing all Landlord's Expenses) incurred by the Landlord in relation to any breach of any obligation of the Tenant under these Presents

9.  Statutory requirements

9.1 To comply with all requirements of statute and common law in relation to the Premises (whether or not such requirements are imposed upon the owner occupier or any other person)

9.2 Not to do in or near the Premises any act or thing by reason of which the Landlord may under any requirements of statute or common law incur have imposed upon it or become liable to pay any penalty damages compensation costs charges or expenses

10. Notices

    Within seven days of receipt (or sooner if requisite) to produce to the Landlord full particulars of any notice order or proposal in relation to the Premises which materially affect the reversionary interest of the Landlord in the Premises and at the request and cost of the Landlord to make or join with the Landlord in making such objections or representations in respect thereof as the Landlord shall reasonably require save where to do so would be prejudicial to the interest of the Tenant or any undertenant

11. Indemnity

    To indemnify the Landlord against all proper actions proceedings claims demands losses costs expenses damages and liability (including any liability for any injury to any person or damage to any land or other property) arising directly or indirectly from any breach of any obligation of the Tenant under these Presents or the state and condition or any use of the Premises or any act or omission of the Tenant or any undertenant on their respective servants agents or licensees

12. Incumbrances

    To comply by way of indemnity only with all covenants and other matters relating to the Premises contained or referred to in any matters specified in schedule 5 so far as they are enforceable

13. Value Added Tax

    Within fourteen days of receipt of a valid VAT invoice thereof to pay all Value Added Tax legally payable in respect of all moneys paid by or taxable supplies made to the Tenant under these Presents or as the case may be to repay to the Landlord any Value Added Tax borne by the Landlord in respect of taxable supplies made to the Landlord (except to the extent in the latter case to which the Landlord is able to recover set off or reclaim such VAT in its accounting with the appropriate authority) and in every case where under these Presents the Tenant is obliged to pay an amount of money such amount shall be regarded as being exclusive of all Value Added Tax from time to time payable thereon

                              Schedule 3

                         Landlord's covenants

1.  Quiet enjoyment

    That the Tenant may peaceably hold and enjoy the Premises during the Term without any interruption by the Landlord or any person lawfully claiming through under or in trust for it

2. Subject always to the Tenant's payment of the Service Charge to make all payments due and required in accordance with paragraph 7 of the First Schedule to the Transfer and to keep the Tenant fully indemnified from and against all actions claims demands losses costs expenses and liability arising directly or indirectly from the breach of this covenant

                              Schedule 4

                               Provisos

1.  Re-entry

    Without prejudice to any other right remedy or power of the Landlord it shall be lawful for the Landlord or any person authorised by the Landlord to re-enter the Premises (and upon re-entry the Term shall determine but without prejudice to any claim by the Landlord in respect of any antecedent breach of any obligation of the Tenant under these Presents) if there shall be any material breach of any covenant of the Tenant under these Presents

2.  Notices

    Any notice under or in relation to these Presents shall be deemed (whether or not that is actually the case) to be a notice required to be served by them for the purposes of section 196(5) of the Law of Property Act 1925 and the provisions of section 196 of that Act shall apply to them accordingly

                              Schedule 5

             The matters to which the Premises are subject

1. The matters referred to in the Property and Charges Registers of the Landlord's title number AGL15288

2. Wayleave agreement dated 19 October 1989 between Belgravia Property Trust PLC (1) and British Telecommunications plc (2)

                                 ( THE COMMON SEAL of CHARTEX
                                 ( RESOURCES LIMITED was hereunto
                                 ( affixed in the presence of:-

                                 Director

                                 Secretary

                              Schedule 5

             The matters to which the Premises are subject

1. The matters referred to in the Property and Charges Registers of the Landlord's title number AGL15288

2. Wayleave agreement dated 19 October 1989 between Belgravia Property Trust PLC (1) and British Telecommunications plc (2)

                                 ( THE COMMON SEAL of P.A.T. (PENSIONS)
                                 ( LIMITED was hereunto affixed
                                 ( in the presence of:-

                                 Authorised signatory

                                 Authorised counter-signatory

                            Dated 1996


                       Chartex Resources Limited

                                  and

                       P.A.T. (Pensions) Limited




                                 Lease
                                  of
             Unit 1 Sovereign Park Estate  Coronation Road
                        Park Royal  London NW10

                               Dated 1996


                       Chartex Resources Limited

                                  and

                       P.A.T. (Pensions) Limited



                             Counterpart/
                                 Lease
                                  of
             Unit 1 Sovereign Park Estate  Coronation Road
                        Park Royal  London NW10

                               TABLE OF CONTENTS

Clause                                                           Page

1.  Definitions . . . . . . . . . . . . . . . . . . . . . . . . .   1
2.  Interpretation. . . . . . . . . . . . . . . . . . . . . . . .   2
3.  The Option. . . . . . . . . . . . . . . . . . . . . . . . . .   3
4.  Exercise of the Option. . . . . . . . . . . . . . . . . . . .   3
5.  Registration of notice or caution . . . . . . . . . . . . . .   4
6.  National Conditions . . . . . . . . . . . . . . . . . . . . .   4
7.  Completion. . . . . . . . . . . . . . . . . . . . . . . . . .   6
8.  Title . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
9.  Matters to which the Property is sold subject . . . . . . . .   6
10. The Assurance . . . . . . . . . . . . . . . . . . . . . . . .   7
11. Vacant possession . . . . . . . . . . . . . . . . . . . . . .   8
12. Fixtures and fittings . . . . . . . . . . . . . . . . . . . .   8
13. Value Added Tax . . . . . . . . . . . . . . . . . . . . . . .   8
14. Notices . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
15. Exercise of the Option. . . . . . . . . . . . . . . . . . . .   9
16. Certificate of value. . . . . . . . . . . . . . . . . . . . .   9
Schedule 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    Description of the Property . . . . . . . . . . . . . . . . .  10
Schedule 2. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    The Documents . . . . . . . . . . . . . . . . . . . . . . . .  10
Schedule 1. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    Description of the Property . . . . . . . . . . . . . . . . .  10
Schedule 2. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    The Documents . . . . . . . . . . . . . . . . . . . . . . . .  10

THIS AGREEMENT is made the              day of    1996
BETWEEN:-

(1) CHARTEX RESOURCES LIMITED (company no 1184898) whose registered office is at Unit 1 Sovereign Park Estate Coronation Road Park Royal London NW10 7QP (the "Vendor" which expression shall include the Vendor's successors in title and assigns of the Property) and

(2) P.A.T. (PENSIONS) LIMITED (company no 637183) whose registered office is at The Pearl Centre Lynch Wood Peterborough PE2 6FY (the "Purchaser" which expression shall include the Tenant from time to time under the Lease)

WHEREBY IT IS AGREED as follows:-

1.   Definitions

     In this agreement unless the context otherwise requires the following expressions shall have the following meanings:-

1.1  "Act" means the Law of Property (Miscellaneous Provisions) Act 1994

1.2 "Assurance" means the transfer of the Property to the Purchaser to be executed pursuant to the provisions of this agreement

1.3 "Completion" means the date on which completion of the sale of the Property is scheduled to take place in accordance with clause 7 and "actual completion" means the date on which such completion actually takes place

1.4 "Documents" means the deeds and documents particulars of which are set out in schedule 2 (if any)

1.5 "Lease" means a lease of even date herewith made between Chartex Resources Limited (1) and PAT Pensions Limited (2) for a term of 299 years commencing on the date of grant

1.6 "Option" means the option granted in relation to the Property and referred to in clause 3

1.7  "Option Date" means the date of service of the Option Notice

1.8 "Option Notice" means the notice in writing served by the Vendor or the Purchaser exercising the Option pursuant to clause 4

1.9 "Option Period" means the period from 31 December 2006 until and including 30 December 2027

1.10 "Price" means ONE POUND (#1)

1.11 "Property" means the freehold property described in schedule 1

2.   Interpretation

2.1 In this agreement unless there be something in the subject or context inconsistent therewith:-

     2.1.1 words importing the masculine gender only shall include the feminine and neuter genders and words importing persons shall include firms companies and corporations and vice versa

     2.1.2 words importing the singular number only shall include the plural and where there are two or more persons included in the expressions "Vendor" and/or "Purchaser" then obligations herein on the part of the Vendor and/or the Purchaser shall respectively be obligations by such persons jointly and severally

     2.1.3 any reference to a clause or schedule shall be construed as a reference to a clause of or schedule to this agreement

2.2 Any reference in this agreement to any enactment (whether generally or specifically) shall be construed as a reference to that enactment as amended re-enacted consolidated or applied by or under any other enactment and shall include all instruments orders plans regulations permissions and directions made or issued thereunder or deriving validity therefrom

2.3 The headings to clauses and to other parts of this agreement shall not affect the meaning or construction thereof

2.4 Each of the obligations undertaken by the parties hereto or either of them pursuant to this agreement (excluding any obligation fully performed at actual completion) shall continue in full force and effect notwithstanding actual completion

2.5 This agreement contains the whole agreement between the parties hereto relating to the matters herein provided for and supersedes previous agreements between the parties hereto (if any) relating thereto and there shall be deemed to be comprised in this agreement the terms of all letters and acknowledgments exchanged between the parties contemporaneously herewith and expressed to be ancillary hereto

2.6 This agreement may only be varied in writing signed by or on behalf of the parties hereto

2.7 The Purchaser acknowledges that it has not entered into this agreement in reliance upon representations made by or on behalf of the Vendor other than in respect of such reliance as may be placed upon the Vendor's solicitors' written replies to the Purchaser's solicitors' preliminary enquiries

2.8 Nothing in this agreement shall be read or construed as excluding any liability or remedy resulting from fraudulent misrepresentation

2.9 The Assurance is to have effect as if the disposition is expressly made subject to all matters to which the Property is sold subject under the terms of this agreement

3.   The Option

     In consideration of the covenants given by either party the Vendor and the Purchaser grant to the other the option during the Option Period of transferring the Property to the Purchaser on the terms stated in this agreement

4.   Exercise of the Option

4.1 The Option may be exercised by the Purchaser by written notice given by the Purchaser or the Purchaser's Solicitors to the Vendor or the Vendor's Solicitors at any time during the Option Period or earlier where the Vendor passes a winding-up resolution (other than in connection with a member's voluntary winding-up for the purposes of an amalgamation or reconstruction of a solvent company) or is wound up or an administrative receiver or a receiver or a receiver and manager is appointed in respect of the property of the Vendor or where the underlease of even date herewith made between the Purchaser (1) Chartex International plc and the Vendor (2) and The Female Health Company (3) is forfeited

4.2 The Option may be exercised by the Vendor by written notice given by the Vendor or the Vendor's solicitors to the Purchaser or the Purchaser's solicitors at any time during the Option Period

4.3 Upon exercise of the Option the Vendor shall sell and the Purchaser shall purchase the Property for the Price and on the other terms of this agreement

5.   Registration of notice or caution

5.1 If the Purchaser registers a notice or caution against dealing at HM Land Registry in respect of this agreement and neither the Vendor nor the Purchaser serves the Option Notice within the Option Period then the Purchaser shall within five working days of expiry of the Option Period apply for the removal of such notice or caution and shall thereafter procure that it is removed

5.2 In the event that the Purchaser does not register a notice or caution against dealing at HM Land Registry in respect of this agreement on or prior to a date being three months from the date hereof then if the Purchaser has not served the Option Notice by such date the Option granted by the Vendor to the Purchaser contained in this agreement shall become null and void but for the avoidance of doubt the remaining provisions of this agreement shall remain in full force and effect

5.3 The Vendor will not create any mortgage charge or other encumbrance over its freehold interest in the Property and a note to this effect will be registered in the title at HM Land Registry

6.   National Conditions

6.1 The National Conditions of Sale (20th edition) (excluding conditions 8(4) 9(2) 15(2) and (3) and 21(2) and (3) thereof) shall be deemed to be incorporated herein so far as they:-

     6.1.1   apply to a sale by private treaty and

     6.1.2 are not varied by or inconsistent with the conditions herein contained

6.2  Provided always that:-

     6.2.1   the proviso to condition 5(4) shall not apply

     6.2.2   the following shall be added to condition 5:-

             "Where a direct credit is made to a bank account at a specified branch payment shall be deemed to be made when notice from the branch of receipt of the credit is received by the Vendor's Solicitors"

     6.2.3 in condition 8 "occupation" shall include access for the purpose of carrying out works or installations

     6.2.4 condition 8(3) shall be read and construed as if the word "not" had been deleted therefrom

     6.2.5 in condition 10(1) the words "any objection to the title" shall be replaced by the words "any objection to or requisition concerning the title or the Assurance of the Property"

     6.2.6 in condition 19(3) the words "10 working days" shall be substituted for the words "6 working days"

     6.2.7 in condition 22 the words "10 working days" shall be substituted for the words "16 working days" where those words appear

     6.2.8 the following shall be added at the end of condition 22(1):- "A party shall be deemed to be ready able and willing to complete:-

             (a) if he could be so but for some default or omission of the other party
             (b) notwithstanding that any mortgage on the Property is unredeemed when the completion notice is served if the aggregate of all sums necessary to redeem all such mortgages (to the extent that they relate to the Property) does not exceed the sum payable on completion or if reasonable evidence is produced that the Property would be released from such mortgages"

     6.2.9   the following shall be added at the end of condition 22(3):-

"together with interest at the prescribed rate on the amount of such loss"

7.   Completion

     The purchase shall be completed at the offices of the Vendor's solicitors or elsewhere as they may reasonably require on the day being twenty working days after the Option Date when the Price shall be paid to the Vendor

8.   Title

8.1 Title to the Property having been deduced the Purchaser shall raise no objection thereto or requisition thereon

8.2 The Purchaser or its solicitors having been supplied with copies of the registers and filed plan and the Documents on or before the signing hereof shall be deemed to purchase with full knowledge of the terms and contents thereof and of any matter referred to therein or deriving therefrom and shall raise no objection thereto or requisition thereon

9.   Matters to which the Property is sold subject

9.1 The Property is sold subject to and as the case may be with the benefit of the matters contained or referred to in the property register and the charges register (other than charges to secure the repayment of money) of title number AGL15288

9.2 The Property is sold subject to and as the case may be with the benefit of the covenants agreements restrictions stipulations provisions and conditions and the other matters contained or referred to in the Documents

9.3

9.3.1   The Property is sold subject to:-

     9.3.1.1 all matters registrable by any competent authority pursuant to statute

     9.3.1.2 all requirements of any competent authority

     9.3.1.3 all matters disclosed or reasonably to be expected to be disclosed by searches or as the result of enquiries formal or informal and whether made in person by writing or orally by or for the Purchaser or which a prudent purchaser ought to make at the date hereof

     9.3.1.4 all notices served by the owner or occupier of any adjoining or neighbouring property

     9.3.2   In this condition:-

     9.3.2.1 "competent authority" means a local authority or other body exercising powers under statute or by Royal Charter

     9.3.2.2 "requirement" includes (whether or not subject to confirmation) any notice order or proposal

10.  The Assurance

10.1 The Assurance (which shall be executed in duplicate one part to be retained by the Vendor after denoting by the Purchaser at its own cost) shall:-

     10.1.1 contain a covenant by the Purchaser with the Vendor that the Purchaser and the person deriving title under the Purchaser will at all times thenceforth observe and perform the covenants agreements restrictions stipulations provisions and conditions contained in the registers of title number AGL15288 and the Documents and indemnify the Vendor from and against all proceedings costs claims demands and expenses arising in respect thereof

     10.1.2 subject to the provisions of clause 10.2 provide that the Vendor sells with full title guarantee

10.2 For the purposes of clause 10.1.2:-

     10.2.1 the covenant to be implied by section 2(1)(b) of the Act shall be amended by deleting from that section the words "his own cost" and substituting therefor the words "the cost of the person to whom he disposes of the property"

     10.2.2 section 6(2) of the Act is to be construed as if all entries made in any public register are within the actual knowledge of the Purchaser

11.  Vacant possession

     The Property is sold subject to the Lease and any underleases granted out of the same but otherwise with vacant possession on completion and free of any mortgage or charge

12.  Fixtures and fittings

     All fixtures and fittings in the nature of tenant's fixtures and fittings are excluded from the sale

13.  Value Added Tax

     The Price and any other consideration given by the Purchaser hereunder shall be exclusive of Value Added Tax in respect thereof howsoever arising and the Purchaser shall pay to the Vendor all Value Added Tax for which the Vendor is liable to account to HM Customs & Excise in relation to any supply made or deemed to be made for Value Added Tax purposes pursuant to this agreement on production of a valid VAT invoice

14.  Notices

14.1 Any notice or other document to be given or sent hereunder shall be in writing and may be delivered personally or sent by first class registered post to the party to be served (at the party's address appearing in this agreement or such other address as that party shall notify in writing to the other) or to its solicitors Any such notice or document shall be deemed to have been served if:-

     14.1.1  delivered at the time of delivery

     14.1.2 posted at the expiration of 48 hours after the envelope containing the same shall have been put into the post or

14.2 In proving such service it shall be sufficient to prove (as the case may be) that delivery was made or that the envelope containing such notice or document was properly addressed and posted as a prepaid first class registered letter

15.  Exercise of the Option

     The Option may only be exercised by:-

15.1 the person company or other entity having the freehold interest in the Property from time to time or

15.2 the Tenant from time to time under the Lease

     and for the avoidance of doubt neither the Vendor nor the Purchaser shall be entitled to exercise the Option following the transfer or assignment of their interest in the Property

16.  Certificate of value

     It is hereby certified that the transaction hereby effected does not form part of a larger transaction or of a series of transactions in respect of which the amount or value or the aggregate amount or value of the consideration exceeds #60,000

IN WITNESS whereof this agreement has been executed as a deed (but remains undelivered until) the day and year first before written

                              Schedule 1

                      Description of the Property

The freehold land known as Unit 1 Sovereign Park Estate Coronation Road Park Royal London NW10 registered at HM Land Registry with title number AGL15288

                              Schedule 2

                             The Documents

 Wayleave agreement dated 19 October 1989 between Belgravia Property Trust PLC
(1) and British Telecommunication plc (2)

                                 ( THE COMMON SEAL of CHARTEX
                                 ( RESOURCES LIMITED
                                 ( was hereunto affixed in the presence of:-


                                 Director


                                 Secretary

     IN WITNESS whereof this agreement has been executed as a deed (but remains undelivered until) the day and year first before written

                              Schedule 1

                      Description of the Property

The freehold land known as Unit 1 Sovereign Park Estate Coronation Road Park Royal London NW10 registered at HM Land Registry with title number AGL15288

                              Schedule 2

                             The Documents

Wayleave agreement dated 19 October 1989 between Belgravia Property Trust PLC
(1) and British Telecommunication plc (2)

                         ( THE COMMON SEAL of P.A.T. (PENSIONS)
                         ( LIMITED was hereunto affixed in the presence of:-


                           Authorised signatory


                           Authorised counter-signatory

                               Dated 1996


                       Chartex Resources Limited

                                  and

                       P.A.T. (Pensions) Limited




                           Option Agreement
                              relating to

                      Unit 1 Sovereign Park Estate
                 Coronation Road Park Royal  London NW10

THIS DEED made the                            day of                      1996

BETWEEN:-

(1) P.A.T. (PENSIONS) LIMITED (No 637183) having its registered office at The Pearl Centre Lynch Wood Peterborough PE2 6EY (the "Landlord") and

(2) CHARTEX INTERNATIONAL plc (No 2439625) having its registered office at 1 Sovereign Park Estate Coronation Road Park Royal London NW10 7QP and CHARTEX RESOURCES LIMITED (No 1184898) having its registered office at 1 Sovereign Park Estate aforesaid (together called the "Tenant")

SUPPLEMENTAL to the Lease (as hereinafter defined) WITNESSES as follows:-

1.   Definitions and interpretation

1.1 In this deed the following words and expressions shall have the following meanings:-

     1.1.1 "Account" means the separate designated interest bearing deposit account opened in the name of the Landlord with the Bank into which the Deposit is from time to time paid in accordance with the provisions of this deed and all monies from time to time standing to the credit of such account and all interest and other accruals accrued and accruing in respect thereof

     1.1.2 "Bank" means National Westminster Bank Plc or another London clearing bank of the Landlord's choice

     1.1.3 "Deposit" means an amount equal to the product from time to time of multiplying the Rent by the Rental Factor and as at the date of this deed means the sum of one hundred and ninety five thousand pounds

     1.1.4 "Lease" means the lease of even date herewith of the premises known as 1 Sovereign Park Estate Coronation Road Park Royal London NW10 7QP made between the Landlord (1) the Tenant (2) and The Female Health Company (3)

     1.1.5 "Loss" means any loss damage or expense suffered or sustained by the Landlord as a result of any breach by the Tenant of the Tenant's Obligations including proper professional costs and expenses and Value Added Tax on any of the foregoing

     1.1.6 "Rent" means the annual rent from time to time first reserved by the Lease

     1.1.7 "Rental Factor" means 100% until the first anniversary of the date of the grant of the Lease; 75% from such date until the second anniversary of the date of grant of the Lease and 50% thereafter

     1.1.8 "Reversion" means the reversion immediately expectant on the determination of the term granted by the Lease

     1.1.9 "Security Interest" means any mortgage charge hypothecation pledge lien encumbrance trust arrangement contractual arrangement having the effect of security or other security interest whatsoever howsoever created or arising

     1.1.10 "Tenant's Obligations" means the payment of all sums payable by the Tenant and the observance and performance of all obligations by the Tenant pursuant to the provisions of the Lease or this deed

     1.1.11 "Termination Date" means the date on which the Tenant delivers to the Landlord copies of its audited financial statements for three consecutive years ended immediately prior to the Termination Date which show that the profit on ordinary trading activities of the Tenant exceeded in each such year three times the Rent finally reviewed and determined to be payable under the Lease in respect of each such year

1.2 In this deed unless there be something in the subject or context inconsistent therewith:-

     1.2.1 the expression "Landlord" includes the person from time to time entitled to the Reversion and the expression "Tenant" includes the Tenant's successors in title

     1.2.2 references to any document shall be construed as references to such document as it may have been or may be varied supplemented substituted novated or assigned

     1.2.3 references to any statutory provision shall include any modification or re-enactment thereof from time to time in force and shall include all instruments orders regulations bye-laws permissions and directions from time to time made issued or given thereunder

1.3 The parties to this document intend it to be a deed and agree to execute and deliver it as a deed

2.   Deposit

2.1 The Landlord hereby acknowledges receipt of the Deposit and covenants and agrees that immediately upon execution hereof it shall pay the Deposit into the Account

2.2 All interest which shall from time to time accrue on and become payable in respect of the Account shall be paid direct to the Tenant or as the Tenant may reasonably direct but not more than twice in each calendar year until the security created by this deed becomes enforceable net of any expenses properly incurred by the Landlord in maintaining the Account and of any tax which the Landlord is properly obliged to deduct (for which the Landlord shall account to the proper Revenue Authorities) or any tax which the Bank is required to deduct

3.   Security

3.1 The Tenant as beneficial owner hereby charges the Deposit to the intent that the security hereby created shall rank as a continuing security for the Tenant's Obligations subject to it being reassigned to the Tenant by the Landlord and an amount equal to the sum then standing to the credit of the Account being paid to the Tenant less any deduction which the Landlord may be entitled to make pursuant to the provisions of clause 5.2 within 14 days of the earliest of the following events:-

     3.1.1 the date on which the premises demised by the Lease shall be delivered up to the Landlord with the Landlord's consent or

     3.1.2 an assignment by the Tenant of the Lease to which the Landlord has consented in writing

     3.1.3   the Termination Date

3.2 The Landlord may assign any of its rights and interest under this deed to any disponee of the Reversion without the consent of the Tenant Notice of any such assignment shall be given by the Landlord to the Tenant and if such notice is accompanied by a covenant under seal on the part of the disponee of the Reversion in favour of the Tenant to discharge the obligations of the Landlord under this deed then the giving of such notice shall constitute a full and effective discharge by the disponor of the Reversion of its obligations to the Tenant under this deed (other than in respect of any antecedent breach of its obligations)

4.   Covenants representations and warranties by the Tenant

4.1 The Tenant hereby covenants and agrees that during the continuance of this security the Tenant shall:-

     4.1.1 within 14 days of demand pay into the Account from time to time an amount or amounts equal to:-

     4.1.1.1 any sum or sums which the Landlord may from time to time properly withdraw from the Account pursuant to the provisions of clause 5.2 and/or

     4.1.1.2 any sum which (following any review of the Rent) may be required to increase the amount in the Account to equal the amount of the Deposit calculated in accordance with this deed which amount or amounts shall form part of the Account and shall stand assigned to the Landlord in accordance with clause 3.1

4.2 The Tenant warrants that the Deposit is and will at all times be free from any Security Interest save as created under this deed

5.   Enforcement

5.1 The security hereby created shall be immediately enforceable upon the failure by the Tenant to observe or perform any of the Tenant's Obligations

5.2 The Landlord shall be entitled at any time to draw upon the Account in payment to the Landlord of any amount not exceeding any Loss then due to the Landlord if:-

     5.2.1 the Landlord shall have previously given to the Tenant not less than 14 days notice in writing of the Landlord's intention to procure any withdrawal from the Account and the notice shall have specified the default to which the withdrawal relates and

     5.2.2 the Tenant shall not have remedied the said default complained of by the expiration of the notice

5.3 Sections 93 and 103 of the Law of Property Act 1925 shall not apply to this security or to any security given to the Landlord pursuant to this deed

6.   Continuing security

     In the event of the liquidation winding up or dissolution of the Tenant or any change in the constitution of the Tenant or any settlement of account or other matter whatsoever the Deposit shall immediately prior to such event vest in the Landlord absolutely and neither the Tenant nor any such trustee in bankruptcy or liquidator shall have any claim in respect thereof

7.   Remedies waivers and consents

7.1  No failure on the part of the Landlord to exercise and no delay on its part in exercising any right or remedy under this deed will operate as a waiver thereof nor will any single or partial exercise of any right or remedy preclude any other or further exercise thereof or the exercise of any other right or remedy The rights and remedies provided in this deed are cumulative and not exclusive of any rights or remedies provided by law

7.2 Any waiver and any consent by the Landlord under this deed must be in writing and may be given subject to any conditions thought fit by the Landlord Any waiver or consent shall be effective only in the instance and for the purpose for which it is given

8.   Notices

     Section 196 of the Law of Property Act 1925 (as amended) shall apply to the service of any notice demand or other communication under this deed

9.   Registration

     The Tenant shall within 10 days of the date hereof procure that registration of this deed is effected at Companies Registration Office in accordance with Part XII of the Companies Act 1985

IN WITNESS whereof this deed has been duly executed the day and year first before written
                                (  THE COMMON SEAL of CHARTEX
                                (  INTERNATIONAL plc was
                                (  affixed to this deed pursuant to a
                                                            resolution of the
                                (  Board in the presence of:-


                                Director

                                Director/Secretary

                                (  THE COMMON SEAL of CHARTEX
                                (  RESOURCES LIMITED was
                                (  affixed to this deed pursuant to a
                                                            resolution of the
                                (  Board in the presence of:-


                                Director


                                Director/Secretary

8.   Notices

     Section 196 of the Law of Property Act 1925 (as amended) shall apply to the service of any notice demand or other communication under this deed

9.   Registration

     The Tenant shall within 10 days of the date hereof procure that registration of this deed is effected at Companies Registration Office in accordance with Part XII of the Companies Act 1985

IN WITNESS whereof this deed has been duly executed the day and year first before written
                                (  THE COMMON SEAL of P.A.T. (PENSIONS)
                                (  LIMITED was affixed to this deed in
                                (  the presence of:-


                                Authorised Signatory

                                Authorised counter-signatory

                              Dated 1996


                       P.A.T. (Pensions) Limited

                                  and

                       Chartex International plc
                     and Chartex Resources Limited




                           Rent Deposit Deed
                     relating to premises known as
             Unit 1 Sovereign Park Estate  Coronation Road
                        Park Royal  London NW10

                              Dated 1996


                       P.A.T. (Pensions) Limited

                                  and

                       Chartex International plc
                     and Chartex Resources Limited




                             Counterpart/
                           Rent Deposit Deed
                     relating to premises known as
             Unit 1 Sovereign Park Estate  Coronation Road
                       Park Royal  London NW10