Form 10QSB
period 1997-03-31
FEMALE HEALTH CO
filed 1997-05-15
CIK 863894

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES    EXCHANGE
ACT OF 1934

                 For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE ACT

For the transition period from __________  to  ____________

                        Commission File Number 0-18849
                                              -------

                    THE FEMALE HEALTH COMPANY
                   --------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Wisconsin                       39-1144397
                  ----------                      ------------
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

919 N. Michigan Avenue, Suite 2208, Chicago, IL                  60611
-----------------------------------------------                  ------
(Address of Principal Executive Offices)                     (Zip Code)

                                (312) 280-2281
                                ---------------
               (Issuer's Telephone Number, Including Area Code)

                                Not applicable
                                ---------------
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES  X   NO
                                                                   ----    ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

 Common Stock, $.01 Par Value -- 8,691,159 shares outstanding as of April 30,
                                     1997

          Transitional Small Business Disclosure Format (check one):

                                Yes      No   X
                                   -----     -----





                                FORM 10-QSB

                THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                   INDEX


Part I.       Financial Information:                                   Page

              Unaudited Condensed Consolidated Balance Sheets -
                March 31, 1997 and September 30, 1996..........           3

              Unaudited Condensed Consolidated
                Statements of Operations -
                Three Months Ended March 31, 1997
                and March 31, 1996............................            4

              Unaudited Condensed Consolidated
                Statements of Operations -
                Six Months Ended March 31, 1997
                and March 31, 1996............................            5

              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Six Months Ended March 31, 1997
                and March 31, 1996...........................             6

              Notes to Unaudited Condensed Consolidated
                Financial Statements............................          7

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............         12


Part II.      Other Information

Submission of Matters to a Vote of Security Holders..................    17

Exhibits and Reports on Form 8-K.................................        18

SIGNATURES.......................................................        19



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,   September 30,
                                                     1997           1996
                                                  -----------   ------------
ASSETS
Current Assets:
 Cash and equivalents                             $ 1,495,101  $ 2,914,080
 Accounts receivable, net                             361,106     457,226
 Inventories, net                                     685,188     967,398
 Prepaid expenses and other current assets            697,385     370,555
                                                  -----------  ----------
     Total current assets                           3,238,780   4,709,259

Note receivable, net of unamortized discount          831,736     810,997
Intellectual property rights and other assets       1,336,862   1,283,550

PROPERTY, PLANT AND EQUIPMENT                       3,921,202   4,933,194
  Less accumulated depreciation and amortization    (735,555)    (471,377)
                                                  -----------  -----------
     Net  Property, plant, and equipment            3,185,647    4,461,817
                                                  -----------  -----------
TOTAL ASSETS                                      $8,593,025   $11,265,623
                                                   ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes payable, net of unamortized discount       $   753,367  $1,986,570
 Trade accounts payable                               765,988     721,015
 Accrued expenses and other current liabilities       550,936   1,168,668
 Debt due within one year                              53,267   1,736,706
                                                  -----------  -----------
     TOTAL CURRENT LIABILITIES                      2,123,558   5,612,959

Long-term debt and capital lease obligations          501,376     477,296
Convertible debentures, net of unamortized
  discount                                          2,244,629   1,910,000
Deferred gain on lease of facility (see Note 5)     1,842,917        ----
Other long-term liabilities                           299,449     321,096
                                                   ----------  -----------
     TOTAL LIABILITIES                              7,011,929   8,321,351
                                                   ----------  ----------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock                             ---         ---
  Common stock                                         78,407       72,117
Additional Paid-in capital                         35,616,155   33,373,072
Translation gain                                      205,729      83,858
  Accumulated deficit                             (34,319,195)(30,584,775)
                                                  -----------  -----------
     Total Stockholders' Equity                     1,581,096   2,944,272
                                                   ----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 8,593,025  $11,265,623
                                                  ===========  ===========

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,
                                                     1997       1996(a)
                                                  -----------  -----------
Net revenues                                      $   596,198  $  263,561
Cost of products sold                               1,082,200   1,227,808
                                                   ----------  -----------
Gross margin (loss)                                 (486,002)   (964,247)
                                                   ----------  -----------
Advertising & Promotion                               828,115     408,291
Selling, general and administrative                   718,348     596,746
                                                   ----------  -----------
Total Operating Expenses                            1,546,464   1,005,037
                                                   ----------  -----------
Operating loss                                    (2,032,465)  (1,969,284)

Interest, net and other expense                       116,069       7,326
                                                   ----------   ---------
Loss from continuing operations                   (2,148,534)  (1,976,610

Loss from discontinued operations                         ---     (4,461)
                                                  -----------  -----------
Net loss                                          $(2,148,534)$(1,981,071)
                                                  ===========  ===========

Net loss per common shares outstanding            $    (0.28)  $    (0.31)

Continuing Operations                                     ---         ---

Discontinued Operations                           $    (0.28)  $   (0.31)

Weighted average number of common shares
  outstanding                                       7,737,710   6,392,732

(a) Certain reclassifications have been made to the financial statement for the quarter ended March 31, 1996 to conform to the current quarter presentation.

See notes to unaudited condensed consolidated financial statements.



                THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended
                                                         March 31,
                                                     1997       1996(a)
                                                  -----------  -----------
Net revenues                                      $ 1,202,016  $  730,508
Cost of products sold                               2,059,899   1,558,722
                                                   ----------  -----------
Gross margin (loss)                                 (857,883)   (828,214)
                                                   ----------  -----------
Advertising & Promotion                             1,307,481     478,021
Selling, general and administrative                 1,343,100   1,067,355
                                                   ----------  -----------
Total Operating Expenses                            2,650,581   1,545,376
                                                   ----------  -----------
Operating loss                                    (3,508,464)  (2,373,590)

Interest, net and other expense                       246,732      65,902
                                                   ----------   ---------
Loss from continuing operations                   (3,755,196)  (2,439,492)

Loss from discontinued operations                         ---     (4,461)
                                                  -----------  -----------
Net loss                                          $(3,755,196)$(2,443,953)
                                                  ===========  ===========

Net loss per common shares outstanding            $    (0.50)  $    (0.38)

Continuing Operations                                     ---         ---

Discontinued Operations                           $    (0.50)  $   (0.38)

Weighted average number of common shares
  outstanding                                       7,563,371   6,392,732

(a) Certain reclassifications have been made to the financial statement for the six months ended March 31, 1996 to conform to the current period presentation.

     See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                         March 31,
                                                     1997         1996
                                                  -----------  -----------
OPERATIONS:
Net (loss)                                        $(3,755,196)$(2,443,953)
Adjusted for noncash and nonoperating items:
 Depreciation and amortization                        313,386     217,185
 Noncash interest                                     301,178      18,194
 Changes in operating assets and liabilities        (827,027)  (1,066,802)
                                                  -----------  -----------
Net cash provided (used) in operating activities  (3,967,659)  (3,275,376)
                                                  -----------  -----------
INVESTING ACTIVITIES:
Capital expenditures                                 (77,980)   (268,803)
In connection with the purchase of Chartex               ----  (5,191,565)
In connection with the sale of Holdings                  ----   6,568,392
Lease of facility (see Note 5)                      3,288,185        ----
                                                  -----------  -----------
Net cash provided (used) in investing activities    3,210,205   1,108,024
                                                  -----------  -----------
FINANCING ACTIVITIES:
Borrowings                                          2,834,500   2,160,000
Debt repayments                                   (4,024,742)   (156,842)
Proceeds from the issuance of common stock
  and warrants                                       575,374         ----
                                                  -----------  -----------
Net cash provided (used) in financing activities    (614,868)   2,003,158
                                                  -----------  -----------
Effect of exchange rate change on cash and
  equivalents                                        (46,657)        ----
                                                  -----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (1,418,979)   (164,194)
Cash and equivalents at beginning of period         2,914,080   1,521,344
                                                  -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 1,495,101  $1,357,150
                                                  ===========  ===========
Schedule of noncash financing and investing activities:
Conversion of Convertible Debentures into
  Common Stock                                    $ 1,674,000  $     ----


See notes to unaudited condensed consolidated financial statements.


NOTE 1 -  Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.


NOTE 2 - Net Income (Loss) Per Common and Common Equivalent Share

Income (loss) per Common and Common Equivalent share is based on the weighted average number of shares of Common Stock outstanding during the period.


NOTE 3 - Discontinued Operations and Sale of Holdings

On December 10, 1995, the Company's Board of Directors approved a formal plan to sell WPC Holdings, Inc., the Company's then wholly-owned subsidiary, ("Holdings"). As a result of adopting a formal plan of disposition of Holdings (which contained the leisure time, institutional health care and other products segments), the Company accounted for Holdings as a discontinued operation from December 10, 1995 until the January 29, 1996 sale date.

On June 20, 1995, the Company entered into a stock purchase agreement with WPC Acquisition Corporation for the sale of the issued and outstanding common stock of Holdings. The sale of Holdings was approved by the Company's shareholders on January 18, 1996, and was consummated on January 29, 1996.

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


Note 4 - Acquisition of Chartex

On February 1, 1996, the Company completed the purchase of all of the issued and outstanding share capital of Chartex Resources Limited the parent company and sole owner of stock in Chartex International, PLC (collectively referred to as "Chartex"). Chartex owns certain worldwide intellectual property and proprietary manufacturing technology for the female condom. Chartex operates a manufacturing facility in London, England to supply the worldwide needs of the female condom.


The acquisition of Chartex was accounted for as a purchase. The fair value of total consideration paid for Chartex was less than the fair value of the net assets purchased by $7.5 million. The Company reduced, on a pro rata basis, the fair value of Chartex's long-term assets by the amount of this bargain purchase.

The results of Chartex are combined with the Company after the February 1, 1996 acquisition date. Unaudited pro forma consolidated results of operations for the three and six month periods ended March 31, 1996 as though Chartex had been acquired as of October 1, 1995 follow:

                                           Three Months  Six Months
                                              Ended        Ended
                                             March 31,    March 31,
                                              1996          1996
                                           -----------   -----------

Net revenues                               $ 287,000     $  786,000
Net loss                                   (2,522,000)   (3,828,000)
Net loss per share                         $  (0.39)     $   (0.60)
Weighted average number of common
  shares outstanding                       6,392,732      6,392,732

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

NOTE 5 - Lease of Manufacturing Facility

On December 10, 1996, the Company's subsidiary, Chartex Resources, Ltd. ("Chartex") entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received up front consideration of (Pounds) 1,950,000 for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for (Pounds) 195,000 per year until 2016. The Company was also required to make a security deposit of (Pounds) 195,000 to be reduced in subsequent years. The facility had a net book value of (Pounds) 762,307 on the date of the transaction. The (Pounds) 1,139,155 gain which resulted from this transaction will be recognized ratably over the initial term of the lease.

Concurrent with this transaction, the Company repaid the mortgage loan on this property of (Pounds) 1,062,500.


NOTE 6 - Inventories

The components of inventory consist of the following:

                                                    March 31,
                                                       1997

Raw Material and work in process                    $  305,473
Finished Goods                                       2,459,297
                                                    ----------
Inventory, gross                                     2,764,770
Less: Inventory reserves                            (2,079,582)
                                                    ----------
Inventory, net                                      $  685,188
                                                    ==========

NOTE 7 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $8.7 million for the year ended September 30, 1996, a loss of $3.8 million for the six months ended March 31, 1997 and as of March 31, 1997 had an accumulated deficit of $34 million. At March 31, 1997, the Company had working capital of $1.1 million and stockholders' equity of $1.6 million. Consistent with the availability of resources, the Company expects to incur substantial expenditures in Fiscal 1997 in an effort to support its manufacturing operations and increase awareness and distribution of the female condom around the globe.

For the Company to begin generating cash from operations, sales of the female condom will have to increase significantly from current levels. Increased sales of the female condom are dependent on the following: demand where marketing has been initiated including the United States, Taiwan, South Korea and in the global public sector under the Company's UNAIDS Agreement; launches in countries where the Company has partners including Japan and Canada; and concluding new partnership agreements for other key markets. During the first half of Fiscal 1997 volume increased in all key market segments. Management is currently holding discussions with potential partners for the European Union, the United States, The People's Republic of China, India, and other countries. While management is confident that it will be able to conclude arrangements for additional distribution, no assurance can be given that successful agreements will be reached in the near term or at all.

Management expects sales to the global public sector and to the Company's international partners to increase substantially. As a result, the Company's operations and financial results may be significantly affected by international factors such as changes in foreign currency exchange rates or economic conditions. Further, the Company's manufacturing costs are largely denominated in the British Pound. As the Pound strengthens against other foreign currencies, the Company's product costs increase. Sales prices to international partners and under the UNAIDS agreement are denominated in Pounds. However, in the event the Company is unable to pass along these cost increases to its customers or otherwise mitigate the impact of changes in foreign exchange rates such as by hedging currency movements, its results of operations and financial conditions could be materially adversely effected.


NOTE 7 - Financial Condition - Continued

Until sales increase sufficiently to cover fixed overheads and advertising costs, management recognizes that the Company must generate additional capital and/or modify its current operating plans. Thus, management's plans include the sale of additional equity or debt securities under appropriate market conditions during the current fiscal year. However, there can be no assurance that such actions will be consummated.

At various points during the developmental stage of the product, the Company was able to secure additional capital, in large part through the sale of equity and debt securities. As a result, the Company was able to obtain FDA approval, certain worldwide rights, manufacturing facilities and equipment, and to commercially launch the female condom. Management believes that recent developments, including increasing sales volume, the Company's multi-year agreement with the Joint United Nations Programme on HIV/AIDS ("UNAIDS") for potential first year distribution of more than eight million devices in developing countries and significant interest by potential partners, provides an indication of the Company's early success in broadening awareness and distribution of the female condom and may benefit efforts to raise additional capital.

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances. While the Company intends to pursue these opportunities to raise additional capital, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to support the female condom and to curtail certain other of its operations or to cease operations.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

The Female Health Company ("FHC" or the "Company") markets and manufactures the female condom, the only product approved by the United States Food and Drug Administration ("FDA"), which is under a woman's control and can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS. The Company owns certain global intellectual property rights relating to the female condom including: patents in the United States, Japan, the European Union, and The People's Republic of China; and regulatory approvals in certain countries, including a Pre-Market Approval ("PMA") in the United States and the CE Mark in the European Union. The Company also owns certain proprietary manufacturing technology and equipment related to the production of the female condom.

Management believes potential global sales of the female condom could be significant. The statistics regarding the global incidence of sexually transmitted diseases and unintended pregnancies are grim and getting worse. Until recently, the only birth-control and STD prevention option for sexually-active individuals was the male condom. Every year over four billion male condoms are distributed worldwide. The Company's production capacity is approximately 1.5% of the total male condom market. A study conducted by the World Health Organization concluded that when the female condom is made available in conjunction with the male condom the incidence of STDs decreases by 30%. Management believes that because the female condom offers certain advantages over the male condom and because most potential customers have not yet tried the female condom, a significant opportunity exists to increase the product's usage and market share.

Recent developments supporting this view include the following:

On May 1-2, 1997, a conference devoted exclusively to the female condom was held in Washington D.C. The conference was funded by the U.S. Agency for International Development and managed by AIDSCAP. Attendees included representatives from The World Health Organization ("WHO"), UNAIDS, FDA, and ministers of health from various countries. In total, there were 135 attendees from 19 countries representing 67 organizations. The purpose of the conference was to "enhance accessibility, awareness, acceptability and availability" of the female condom. A brochure prepared by WHO regarding all aspects of the female condom including advocacy and encouragement to make the female condom available worldwide was distributed at the meeting.

A recently completed consumer research study of individuals who responded to the Company's advertising by calling for a sample of the female condom concluded: (1) twice as many respondents liked the female condom (44%) than disliked it (21%), (2) most (69%) of those that subsequently purchased the product plan to continue buying the female condom, and (3) men found the female condom to be "more pleasurable and comfortable" than the male condom. Based, in part, on the results of this study, management is in discussions with potential partners with the resources to rapidly penetrate key markets.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FHC's strategy is to position itself as a manufacturer supplying global public sector customers and strong country-specific or multinational marketing partners. Management believes this strategy will permit FHC to fully capitalize on its proprietary position by selling though entities with established female health or consumer product marketing organizations with sufficient resources to rapidly penetrate the market.

To date, FHC has completed the following transactions: (1) multi-year agreement completed with UNAIDS to supply the female condom to developing countries, and
(2) agreements with marketing partners in Japan, South Korea, Taiwan, Holland and Canada for the exclusive distribution of the female condom. The Company is currently conducting ongoing discussions with potential partners for the European Union, the United States, India, The People's Republic of China, and Russia. There is no assurance that any of these efforts will succeed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

For the current quarter, sales increased $332,637, or 126%, compared with the same period last year. The higher sales resulted from increased sales compared to the same period last year in each of the Company's major market segments:
United States retail trade, domestic public sector, global public sector, and international distribution partners.

The Female Health Company had revenues of $596,198 and a net loss of $2,148,534 ($.28 per common share) for the three months ended March 31, 1997 compared to revenues of $263,561 and a net loss of $1,981,071 ($.31 per common share) for the three months ended March 31, 1996. As discussed more fully below, the increase in the Company's net loss was principally related to increased advertising and promotional expenditures in the United States, partially offset by higher sales.

Cost of goods sold decreased $145,608 to $1,082,200 in the current quarter from $1,227,808 for the same period last year. The Company recorded a charge to cost of goods sold of $300,000 for inventory obsolescence in the second quarter last year. No such charge was incurred in the second quarter of this year.

Advertising and promotional expenditures increased $419,824 to $828,115 in the current quarter from $408,291 for the same period in the prior year. The current period amounts largely reflect a continuation of the Company's print advertising campaign and a single market test of the Company's television commercial.

Selling, general and administrative expenses increased $121,603, or 20%, to $718,349 in the current quarter from $596,746 for the same period last year. The increase reflected administrative costs primarily for managing legal and financial matters in the United States and United Kingdom and from expenses incurred to increase consumer awareness of the female condom in the United States.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

Net interest and nonoperating expenses increased to $116,069 for the current period from $7,323 for the same period the prior year. The increase is due to higher interest expense attributable to an increased level of debt outstanding during the quarter and nonoperating income incurred in the second quarter of last year.

Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996

For the six months ended March 31, 1997, sales increased $471,507, or 65%, compared with the same period last year. The higher sales are due to increased unit sales to domestic public sector agencies, United States retail trade, global public sector, and FHC's international distribution partners, partially offset by lower unit prices for quantities sold in the Company's domestic public sector market.

The Female Health Company had revenues of $1,202,016 and a net loss of $3,755,196 ($.50 per common share) for the six months ended March 31, 1997 compared to revenues of $730,508 and a net loss of 2,443,953 ($.38 per common share) for the six months ended March 31, 1996. As discussed more fully below, the increase in the Company's net loss was principally related to losses at its manufacturing operations, a result of unabsorbed manufacturing overheads, and increased advertising and administrative expenditures in the United States.

Cost of goods sold increased $501,177 to $2,059,900 in the current period from $1,558,723 for the same period last year. The increase was primarily due to the inclusion of fixed manufacturing overheads at the Company's manufacturing facility in all months of the current fiscal year compared to two months in the comparable period last year. The costs for the Company's manufacturing facility were included following the February 1, 1996 acquisition of Chartex. (See note 4). The Company recorded a charge to cost of goods sold of $300,000 for inventory obsolescence in the second quarter last year.

Advertising and promotional expenditures increased $829,460 to $1,307,481 for the six months ended March 31, 1997 from $478,021 for the same period in the prior year. The current period amounts largely reflect a continuation of the Company's print advertising campaign and a single market test of the Company's television commercial. Due to capital constraints, advertising and promotional spending were limited in the first six months of last year.

Selling, general and administrative expenses increased $275,745, or 26%, to $1,343,100 in the current period from $1,067,355 for the same period last year. The increase primarily reflected expenses for legal costs on the product's patents and to satisfy other regulatory requirements and to administer financial matters in the United States and United Kingdom.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

Net interest and nonoperating expenses increased to $246,732 for the current period from $65,901 for the same period the prior year. The increase is due to higher interest expense attributable to a higher level of debt and higher cost borrowings.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the female condom. During the first six months of fiscal year 1997, cash used in operations totaled $4.0 million. In addition, debt repayments during the first six months amounted to $4.0 million. The Company funded cash used in operations and debt repayments with the funds received from leasing its manufacturing facility ($3.3 million, see
Note 5), cash available at the beginning of the period ($2.9 million), and the sale of convertible debentures and other debt ($2.8 million). During the first six months of the 1997 fiscal year, $1.7 million of the Company's convertible debentures were converted into the Company's Common Stock.

At March 31, 1997, the Company had current liabilities of $2.1 million, including a $1.0 million note payable due March 25, 1998. The Company will need to raise additional capital to fund expected operating losses and short-term debt repayment requirements.

Management believes that sales of the female condom will increase as a result of increased marketing and consumer education in the United States, new partnership agreements for key markets, and as a result of shipments to developing countries under the recently completed program with UNAIDS. With increased sales and a commensurate rise in production levels, management expects losses to decline, and at certain levels of sales and production, to become profitable.

Accordingly, the Company's current plan to increase sales includes substantial expenditures aimed at developing the market for the female condom around the world. Management recognizes that the Company must secure additional funds in the near term to accomplish its current plans. As a result, management's current plans include the sale of additional equity or debt.

Management has held preliminary discussions with potential investors regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances. While the Company intends to aggressively pursue these opportunities, there can be no assurance that the Company will be able to source all or any portion of the required capital through these or other sources or that such amount, if raised, will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, any such funds raised would likely be costly to the Company and/or dilutive to existing shareholders. If the Company is unable to secure adequate financing, management will be required to sharply curtail the Company's efforts to support the female condom and to curtail certain other of its operations, or cease operations.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. The Company attempts to pass on increased costs and expenses by increasing selling prices, when possible, and by improved efficiencies of operations.


FOREIGN CURRENCY AND MARKET RISK


The Company manufactures the female condom in a facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States Dollar. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its shareholders on March 27, 1997. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt and David R. Bethune to the Board of Directors to serve until the 1998 Annual Meeting and to ratify the appointment of McGladrey & Pullen LLP as the Company's independent public accountants for the fiscal year ending September 30, 1997. The results of the shareholder voting is listed below:


                                                                  Broker
Matter Voted on:       For    Against  Withheld   Abstentions   non-votes

O.B. Parrish        6,987,910                      89,944
William R. Gargiulo 6,987,910                      89,944
Mary Ann Leeper     6,935,810                     142,044
Stephen M. Dearholt 6,988,295                      89,559
David R. Bethune    6,988,295                      89,559

Ratification of
  Independent
  public
  accountants       7,037,999            11,920                   27,935



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number         Description

3.1            Amended and Restated Articles of Incorporation. (1)

3.2            Amended and Restated By-Laws. (2)

4.1            Amended and Restated Articles of Incorporation. (1)

4.2 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.2). (1)

10.1 Company Promissory Note Payable to Stephen M. Dearholt for $1 million dated March 25, 1997 and related Note Purchase and Warrant Agreement, Warrants and Stock
               Issuance Agreement. (2)

10.2           Employee Stock Bonus Plan

10.3           Special Stock Option Plan

10.4           1997 Employee Stock Option Plan

27             Financial Data Schedule

(b)  Report on Form 8-K filed in the second quarter of fiscal 1997:

On March 7, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission reporting under Item 9 that on February 20, 1997, the Company closed the sale of $2,020,000 of 8% convertible debentures and related warrants to eight foreign investors pursuant to an exemption from the securities registration requirement provided by Regulation S promulgated under the Securities Act of 1933, as amended.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE FEMALE HEALTH COMPANY


DATE: May 14, 1997                  /s/O.B. Parrish
                                   ---------------------------
                                   O. B. Parrish, Chairman
                                   and Chief Executive Officer


DATE: May 14, 1997                  /s/Mark A. Osborn
                                   ------------------------------
                                   Mark A. Osborn, Vice President
                                   and Chief Financial Officer



                                   EXHIBIT A

                                PROMISSORY NOTE

$1,000,000.00                                          March 25, 1997

FOR VALUE RECEIVED, THE FEMALE HEALTH COMPANY, a Wisconsin corporation, promises to pay to the order of Stephen M. Dearholt, at his office in the City of Milwaukee, Wisconsin, the principal sum of One Million Dollars
($1,000,000.00), payable in full on March 25, 1998.

The unpaid principal balance hereof shall bear interest, payable monthly on the last day of each calendar month commencing March 31, 1997, and at maturity (whether stated maturity or upon acceleration), computed at a rate equal to 12% per annum. Principal amounts unpaid at the maturity thereof (whether by fixed maturity or acceleration) shall bear interest from and after maturity until paid computed at a rate equal to 18% per annum. Principal of and interest on this Note shall be payable in lawful money of the United States.

All interest payable on this note shall be computed for the actual number of days elapsed using a daily rate determined by dividing the annual rate by 365. Whenever any payment to be made hereunder shall be stated to be due on a Saturday, Sunday or public holiday under the laws of the State of Wisconsin, such payment may be made on the next succeeding business day, and such extension of time shall be included in the computation of interest on this note.

This note constitutes the Note issued under a Note Purchase and Warrant Agreement dated as of the date hereof among the undersigned and Stephen M. Dearholt to which Agreement reference is hereby made for a statement of the terms and conditions on which the loan evidenced hereby was made and for a description of the terms and conditions upon which this Note may be prepaid, in whole or in part, or its maturity accelerated.

                              THE FEMALE HEALTH COMPANY


                              By:
                                   ---------------------------
                                   Chairman of the Board
                                   and Chief Executive Officer



                      NOTE PURCHASE AND WARRANT AGREEMENT


March 25, 1997


Stephen M. Dearholt
c/o Response Marketing
741 North Milwaukee Street
Milwaukee, Wisconsin  53202


THE FEMALE HEALTH COMPANY, a Wisconsin corporation (the "Company"), and you entered into a Note Purchase and Warrant Agreement, dated March 25, 1996 pursuant to which you purchased a promissory note in the principal amount of $1,000,000 from the Company (the _1996 Note"). The Company hereby requests that you, Stephen M. Dearholt (hereinafter referred to as the "Lender"), surrender the 1996 Note in exchange for a new promissory note in the principal amount of $1,000,000 from the Company on the terms and conditions set forth below.

                                   ARTICLE I

                                     NOTE

1.1 Purchase of Note. On the date hereof the Lender will accept a promissory note from the Company in the principal amount of $1,000,000 (the "Note") in the form of Exhibit A attached hereto in exchange for and upon surrender of the 1996 Note, together with payment of all accrued interest on the 1996 Note to the date hereof. The Note is being executed by the Company and delivered to the Lender against the delivery and in full payment of the 1996 Note.

                                  ARTICLE II

                                  THE WARRANT

2.1 Issuance of Warrant. On the date hereof the Company shall issue to Lender a warrant which shall entitle the Lender to purchase 200,000 of the issued and outstanding shares of Common Stock, $.01 par value per share, of the Company on the date of exercise at a purchase price of $1.848 per share (subject to adjustment as provided therein) in the form attached hereto as Exhibit B (the "Warrant").



                                  ARTICLE III

                   REPRESENTATIONS AND WARRANTIES OF COMPANY

The Company represents and warrants to the Lender as follows:

3.1 Organization. The Company is a corporation duly organized and existing in active status under the laws of the State of Wisconsin, and has all requisite power and authority, corporate or otherwise, to conduct its business and to own its properties.

3.2 Authority. The execution, delivery and performance of this Agreement, the Note, the Warrant and the Stock Issuance Agreement between the Company and Lender of even date herewith (the "Stock Issuance Agreement") are within the corporate powers of the Company, have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the stockholders of the Company; (ii) violate any provision of the amended and restated articles of incorporation or amended and restated by-laws of the Company or of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Company; (iii) require the consent or approval of, or filing or registration with, any governmental body, agency or authority except for filing with the Securities and Exchange Commission, applicable state securities regulatory agencies and the American Stock Exchange, Inc. as required to register the resale of any of the shares issued upon exercise of the Warrant or pursuant to the Stock Issuance Agreement under the Securities Act of 1933, as amended, and the securities laws of all applicable states and to register such shares on the American Stock Exchange; or (iv) result in a breach of or constitute a default under, or result in the imposition of any lien, charge or encumbrance upon any property of the Company pursuant to, any indenture or other agreement or instrument under which the Company is a party or by which it or its properties may be bound or affected. This Agreement constitutes, and the Note, the Warrant and the Stock Issuance Agreement when executed and delivered hereunder will each constitute, legal, valid and binding obligations of the Company enforceable in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency or similar laws now or hereafter in effect affecting the enforceability of creditors' rights generally and subject to general principles of equity.

3.3 Capital Stock. The authorized capital stock of the Company consists of 15,000,000 shares of Common Stock, $.01 par value per share and 5,000,000 shares of Class A Preferred Stock, $.01 par value per share. There are presently outstanding 7,840,642 shares of Common Stock and no shares of Class
A Preferred Stock.  Other than (i) the Warrant and 200,000 shares of Common
Stock to be issued to the Lender upon certain contingencies set forth in a Stock Issuance Agreement between the Company and Lender of even date, (ii) other warrants to purchase shares of Common Stock issued to the Lender and William Lacy pursuant to a Note Purchase Agreement dated March 25, 1996 and to the Lender and an affiliate of Lender pursuant to a Note Purchase and Warrant Agreement dated November 21, 1995, (iii) warrant to purchase 50,000 shares of common stock issued to Malcolm McGuire, (iv) options to purchase 1,436,304 shares of the Company's Common Stock issued to certain employees, officers, directors, consultants and affiliates of the Company (which number excludes



234,600 options which have been authorized but not issued), (v) 10,000 shares of restricted Common Stock granted to an officer of the Company, and (vi) rights to purchase shares of the Company's Common Stock upon the conversion of certain convertible debentures issued by the Company in an aggregate principal amount of $2,346,000 at a conversion price equal to the lesser of 80% of the "market price" of the Company's Common Stock on the conversion date ("market price" being equal to the average last sale price of the Common Stock for the five trading days immediately preceding the conversion date) or $3.00 as to $2,020,000 principal amount of convertible debentures and $4.975 as to $326,000 principal amount of convertible debentures, together with related warrants to purchase up to 107,534 shares of the Company's Common Stock, there are no subscriptions, options, warrants, rights or agreements (contingent or otherwise) providing for the issuance by the Company of Common Stock or other equity securities of the Company having rights, benefits or privileges equal or superior to that of the Common Stock.

3.4 Full Disclosure. The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and has within the previous 12 months filed with the Securities and Exchange Commission all reports, proxy statements and other information in respect to the Company required under the Exchange Act. No such report or information filed with the SEC within the previous 2 years, and no information or report furnished by the Company to the Lender in connection with the negotiation or execution of this Agreement (all of which information or reports so furnished are set forth in Section 5.2 hereof), contained any misstatement of a material fact as of the date when made or omitted to state a material fact required to be stated therein or necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading as of the date when made.

                                  ARTICLE IV

                                   DEFAULTS

4.1 Defaults. The occurrence of any one or more of the following events shall constitute an "Event of Default":

(a) The Company shall fail to pay any principal or interest due on the Note within 5 days of its due date;

(b) Any representation or warranty made by the Company herein shall prove to have been false in any material respect;

(c) The Company shall: (i) fail, or admit in writing its inability, to pay its debts as they mature; or (ii) make a general assignment for the benefit of creditors or to an agent authorized to liquidate any substantial amount of its property; or (iii) become the subject of an "order for relief" within the meaning of the United States Bankruptcy Code; or (iv) become the subject of a creditor's petition for liquidation, reorganization or to effect a plan or other arrangement with creditors which petition has not been dismissed or stayed within 90 days of the filing thereof; or (v) apply to a court for the appointment of a custodian or receiver for any of its assets; or (vi) have a custodian or receiver appointed for substantially all of its assets (with or without its consent); provided that, if the appointment is without the



Company's consent, such appointment has not been vacated or stayed within 90 days of such appointment; or (vii) otherwise become the subject of any insolvency proceedings (and if such proceedings are commenced without the Company's consent, such proceedings shall not have been dismissed within 90 days after commencement thereof) or propose or enter into any formal or informal composition or arrangement with its creditors.

(d)  This Agreement, the Note, the Warrant, or any other warrant described in section 3.3(ii) hereof, shall, at any time after their respective execution and delivery, and for any reason other than full performance thereof, cease to be in full force and effect or be declared null and void, or the validity or enforceability thereof or hereof shall be contested by the Company or any shareholder of the Company, or the Company shall deny that it has any or further liability or obligation thereunder or hereunder, as the case may be.

4.2  Acceleration of Obligations.  Upon the occurrence of any Event of Default:

(a) As to any Event of Default (other than an Event of Default under section 4.1(c)) and at any time thereafter during which such Event of Default is continuing, and in each case, the Lender may, by written notice to the Company, immediately declare the unpaid principal balance of the Note, together with all interest accrued thereon, to be immediately due and payable; and the unpaid principal balance of and accrued interest on such Note shall thereupon be due and payable without further notice of any kind, all of which are hereby waived, and notwithstanding anything to the contrary herein or in the Note contained;

(b) As to any Event of Default under section 4.1(c), the unpaid principal balance of the Note, together with all interest accrued thereon, shall immediately and forthwith be due and payable, all without presentment, demand, protest, or further notice of any kind, all of which are hereby waived, notwithstanding anything to the contrary herein or in the Note contained; and

(c) As to each Event of Default, the Lender shall have all the remedies for default provided by applicable law.

                                   ARTICLE V

                                 MISCELLANEOUS

5.l  Expenses: Indemnities.

(a)  The Company shall pay, or reimburse the Lender for (i) all out-of-pocket costs and expenses (including, without limitation, attorneys' fees and expenses not to exceed $2,500) paid or incurred by the Lender in connection with the negotiation, preparation, execution and delivery of this Agreement, the Note, the Warrant, the Stock Issuance Agreement, and any other document required hereunder or thereunder; (ii) all out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) paid or incurred by the Lender in connection with the negotiation, preparation, execution and delivery of any amendment, supplement, modification or waiver of any of the documents referenced above or before and after judgment in enforcing, protecting or preserving his rights under this Agreement, the Note, the
Warrant, the Stock Issuance Agreement, and other documents required hereunder



or thereunder; and (iii) any and all recording and filing fees and any and all stamp, excise, intangibles and other taxes (other than income taxes), if any, which may be payable or determined to be payable in connection with the negotiation, preparation, execution, delivery, administration or enforcement of this Agreement, the Note, the Warrant, the Stock Issuance Agreement, or any other document required hereunder or thereunder or any amendment, supplement, modification or waiver of or to any of the foregoing, or consummation of any of the transactions contemplated hereby or thereby, including all costs and expenses incurred in contesting the imposition of any such tax, and any and all liability with respect to or resulting from any delay in paying the same, whether such taxes are levied upon the Lender, the Company or otherwise.

(b) The Company agrees to indemnify the Lender against any and all losses, claims, damages, liabilities and expenses, (including, without limitation, reasonable attorneys' fees and expenses) incurred by the Lender arising out of or resulting from (i) any acquisition or attempted acquisition of stock or assets of another person or entity by the Company or any subsidiary, (ii) the use of any of the proceeds of the loan made hereunder by the Company for the making or furtherance of any such acquisition or attempted acquisition, (iii) the construction or operation of any facility owned or operated by the Company or any subsidiary, or resulting from any pollution or other environmental condition on the site of, or caused by, any such facility, (iv) the negotiation, preparation, execution, delivery and enforcement of this Agreement, the Note, the Warrant, the Stock Issuance Agreement, and any other document required hereunder or thereunder, including without limitation any amendment, supplement, modification or waiver of or to any of the foregoing or the consummation or failure to consummate the transactions contemplated hereby or thereby, or the performance by the parties of their obligations hereunder or thereunder, (v) any claim, litigation, investigation or proceedings related to any of the foregoing, whether or not the Lender is a party thereto; provided, however, that such indemnity shall not apply to any such losses, claims, damages, liabilities or related expenses arising from (A) any breach by the Lender of his obligations under this Agreement, or in his fiduciary duties as a director of the Company for which he would not otherwise be entitled to indemnification as a director of the Company, (B) any commitment made by the Lender to a person other than the Company which would be breached by the performance of the Lender's obligations under this Agreement or (C) Lender's gross negligence or willful misconduct; and provided further that clauses (i),
(ii) and (iii) of this paragraph shall apply only to losses, claims, damages, liabilities and expenses arising out of or resulting from third party claims.

(c) The foregoing agreements and indemnities shall remain operative and in full force and effect regardless of termination of this Agreement, the consummation of or failure to consummate either the transactions contemplated by this Agreement or any amendment, supplement, modification or waiver, the repayment of the loan made hereunder, the invalidity or unenforceability of any term or provision of this Agreement, the Note, the Warrant, the Stock Issuance Agreement, or any other document required hereunder or thereunder, any investigation made by or on behalf of the Lender, or the content or accuracy of any representation or warranty made under this Agreement or any other document required hereunder or thereunder.



5.2 Securities Act of 1933. (a) With respect to the Note and the Warrant to be issued to the Lender, the Lender hereby represents, warrants and covenants as follows:

     (i) He understands that the issuance of the Note and the Warrant has not been registered under the Securities Act of 1933, as amended (the "Act") or applicable state securities laws (collectively, the "Laws_) on the basis that the issuance of the Note and the Warrant is exempt from such registration under the Act and Laws based in part upon the representations made herein;

     (ii) He does not presently intend to sell or otherwise dispose of the Note or the Warrant being issued to him hereunder;

     (iii)He is acquiring the Note and the Warrant for investment purposes only and for his own account and not with a present view to sell or otherwise distribute the same, and he will not sell or otherwise distribute the Note or the Warrant without registration under the Act and applicable Laws or pursuant to applicable exemptions therefrom;

     (iv) He is an "accredited investor" under the Act and the rules promulgated thereunder;

     (v) He has been given access to and has carefully reviewed the Company's Form 10-Q for the first fiscal quarter of 1997, the Company's Form 10-K and annual report to shareholders for the year ended September 30, 1996, and the Company's Proxy Statement for the 1997 annual meeting of shareholders. He desires no additional information to evaluate the merits and risks of the issuance of the Note and the Warrant hereunder, and he is not relying upon any other information in connection therewith.

     (vi) He has been given an opportunity to ask questions of, and receive answers from, management of the Company concerning the issuance of the Note and the Warrant hereunder, and has been given access to all information which he has deemed necessary to verify the accuracy of the information furnished to him;

     (vii)He has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the transactions contemplated by this Agreement, has carefully reviewed all information indicated above and, by virtue of such review, understands and has evaluated the merits and risks of his participation in such transactions and has decided to go forward with such transactions; and

     (viii)He understands that the Company is relying on the accuracy of the statements contained herein in entering into this Agreement and the transactions contemplated herein.



5.3 Successors. The provisions of this Agreement shall inure to the benefit of any holder of the Note or Warrant, and shall inure to the benefit of and be binding upon any successor to any of the parties hereto. No delay on the part of the Lender or any holder of the Note or a Warrant in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise of any right, power or privilege hereunder preclude other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein specified are cumulative and are not exclusive of any rights or remedies which the Lender or the holder of the Note or a Warrant would otherwise have.

5.4 Survival. All agreements, representations and warranties made herein shall survive the execution of this Agreement, the making of the loan hereunder and the execution and delivery of the Note and the Warrant.

5.5 Wisconsin Law. This Agreement and the Note and Warrant issued hereunder shall be governed by and construed in accordance with the internal laws of the State of Wisconsin, except to the extent superseded by federal law.

5.6 Counterparts. This Agreement may be signed in any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.

5.7 Notices. All communications or notices required under this Agreement shall be deemed to have been given on the date when deposited in the United States mail, postage prepaid, and addressed as follows (unless and until any of such parties advises the other in writing of a change in such address): (a) if to the Company, with the full name and address of the Company as shown on this Agreement below; and (b) if to the Lender, with the full name and address of the Lender as shown on this Agreement above.

5.8 Entire Agreement; No Agency. This Agreement and the other documents referred to herein contain the entire agreement between the Lender and the Company with respect to the subject matter hereof, superseding all previous communications and negotiations, and no representation, undertaking, promise or condition concerning the subject matter hereof shall be binding upon the Lender unless clearly expressed in this Agreement or in the other documents referred to herein. Nothing in this Agreement or in the other documents referred to herein and no action taken pursuant hereto shall cause either the Company or the Lender to be treated as an agent of the other, or shall be deemed to constitute a partnership, association, joint venture or other entity.

5.9 Consent to Jurisdiction. The parties hereto hereby consent to the exclusive jurisdiction of any state or federal court situated in Ozaukee County or Milwaukee County, Wisconsin, and waive any objection based on lack of personal jurisdiction, improper venue or forums non conveniens, with regard to any actions, claims disputes or proceedings relating to this Agreement, the Note, the Warrant or any other document delivered hereunder or in connection herewith, or any transaction arising from or connected to any of the foregoing. Nothing herein shall affect the parties' rights to serve process in any manner permitted by law.



5.10 Waiver of Jury Trial. The Company and the Lender hereby jointly and severally waive any and all right to trial by jury in any action or proceeding relating to this Agreement, the Note, the Warrant or any other document delivered hereunder or in connection herewith, or any transaction arising from or connected to any of the foregoing. The Company and the Lender each represent that this waiver is knowingly, willingly and voluntarily given.

If the foregoing is satisfactory to you please sign the form of acceptance below and return a signed counterpart hereof to the Company, whereupon this instrument will evidence a binding agreement between the Lender and the Company.

                              Very truly yours,

                              THE FEMALE HEALTH COMPANY
                              Address:  Suite 2208
                                        919 North Michigan Avenue
                                        Chicago, Illinois  60611



                              By:  _______________________________
                                   Chairman of the Board and
                                   Chief Executive Officer


The foregoing Agreement is hereby confirmed and accepted as of the date thereof.



                                   ________________________________
                                   Stephen M. Dearholt



                                   EXHIBIT B

THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW. THIS WARRANT AND ANY INTEREST HEREIN MAY BE OFFERED, TRANSFERRED, SOLD OR OTHERWISE DISPOSED OF ONLY IF REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR IF AN EXEMPTION FROM REGISTRATION IS AVAILABLE, AND ONLY IN STRICT COMPLIANCE WITH APPLICABLE STATE SECURITIES LAWS AND REGULATIONS.


                                    WARRANT

                              FOR THE PURCHASE OF
                                 COMMON STOCK

                                      OF

                        THE FEMALE HEALTH COMPANY, INC.

                               Warrant Number 5



THIS CERTIFIES THAT, FOR VALUE RECEIVED, Stephen M. Dearholt, or assigns, is entitled to subscribe for and purchase from The Female Health Company, Inc. a Wisconsin corporation (the Company"), 200,000 shares of the fully paid and nonassessable shares of Common Stock, $.01 par value per share, of the Company, at the Purchase Price (as hereinafter defined) per share.

This Warrant and all warrants issued in substitution or exchange for all or part hereof are herein individually called a "Warrant" and collectively the "Warrants".

1. Definitions. When used in this Warrant, the following terms shall have the meanings specified:

(a) "Affiliate" shall mean any Person directly or indirectly controlling, controlled by or under direct or indirect common control with another Person. A Person shall be deemed to control a corporation if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

(b) "Common Shares" shall mean and include the Company's presently authorized shares of Common Stock and shall also include any capital stock of any class of the Company hereafter authorized which shall not be limited to a fixed sum or percentage of par value in respect of the rights of the holders thereof to participate in dividends or in the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company; provided that the shares purchasable pursuant to this Warrant shall include shares designated as Common Stock of the Company on the date of original issue of this Warrant or, in case of any reclassification of the outstanding shares thereof, the stock, securities or assets provided for in Section 5(a) hereof.

(c) "Common Stock" shall mean the common stock, $.01 par value per share, of the Company.



(d) "Expiration Date" shall mean the earliest to occur of the following: (i) the exercise of all of the rights to purchase Common Stock represented by this Warrant; or (ii) March 25, 2004.

(e) "Holder" shall mean Stephen M. Dearholt and any permitted transferee or assignee of all or part of this Warrant and the rights hereunder; provided that, as used in Section 12 hereof such term shall also include any holder or holders of Common Stock (or Other Securities) issued on the exercise of this Warrant other than Persons who received such Common Stock (or Other Securities) in a public offering or pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

(f) "Holder Group" shall have the meaning assigned thereto in Section 10 hereof.

(g) "Purchase Price" shall mean the per share purchase price of $1.848 (subject to adjustment under Section 5) to be paid for shares of Common Stock purchased pursuant to the exercise of this Warrant.

(h) "Other Securities", as used in Section 12 hereof, shall mean any stock (other than Common Stock) and other securities of the Company or any other Person (corporate or otherwise) which the Holder of this Warrant at any time shall be entitled to receive, or shall have received, on the exercise of this Warrant, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 5 hereof or otherwise.

(i) "Person shall mean and include an individual, partnership, corporation, trust, joint venture, incorporated organization and a government or any department or agency thereof.

2. Exercise: Issuance of Certificates: Payment for Shares. This Warrant may be exercised by the Holder, in whole or in part, at any time and from time to time on or after March 25, 1997, by the surrender of this Warrant (properly endorsed if required), and payment by the Holder to the Company of the Purchase Price for each share of Common Stock purchased with respect to such exercise by wire transfer or certified or cashiers check. Upon such surrender and payment, the Holder shall be entitled to receive a certificate or certificates representing the shares of Common Stock so purchased, which certificate(s) may contain a standard legend indicating that such shares have not been registered under the Securities Act and prohibiting resale thereof without registration or an opinion of counsel that an exemption from registration is available. The Company agrees that the shares so purchased shall be deemed to be issued to the Holder as the record owner of such shares as of the close of business on the date on which this Warrant shall have been surrendered and payment made for such shares as aforesaid. Subject to the Company's Amended and Restated Articles of Incorporation, certificates for the shares of Common Stock so purchased shall be delivered to the Holder within a reasonable time, not exceeding ten days, after the rights represented by this Warrant shall have been so exercised. If the rights of the Holder of this Warrant are exercised in part, the number of shares of Common Stock which thereafter may be purchased pursuant to this Warrant shall be reduced accordingly and the Company shall reissue a Warrant or Warrants of like tenor representing in the aggregate the right to purchase the number of shares of Common Stock as so reduced.



3.        Affirmative Covenants.

(a) The Company covenants and agrees that the shares of Common Stock issuable upon exercise of the rights represented by this Warrant will, upon such exercise and issuance in accordance herewith, be duly authorized, validly issued, fully paid and nonassessable (except as set forth in Section 180.0622(2)(b), Wis. Stats., as amended and interpreted) and free from all taxes, liens and charges with respect to the issue. The Company further covenants and agrees that, until the Expiration Date, the Company will at all times have authorized, and reserved for the purpose of issue upon total or partial exercise of the rights represented by this Warrant, a sufficient number of shares of its Common Stock to provide for the exercise of the rights represented by this Warrant.

(b) The Company further covenants and agrees that, until the Expiration Date, the Company will deliver to the Holder copies of all reports and information filed by the Company with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended, within 10 days after receiving a written request from the Holder.

4. Issuance of Preferred Stock. So long as this Warrant remains outstanding, the Company will not issue any capital stock of any class preferred as to dividends or as to the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up, unless the rights of the holders thereof shall be limited to a fixed sum or percentage of par value in respect of participation in dividends and in the distribution of such assets.

5. Anti-Dilution Provisions. The above provisions are, however, subject to the following:

(a)  If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby the Holder hereof shall hereafter have the right to purchase and receive upon the basis and upon the terms and conditions specified in this Warrant and in lieu of the shares of the Common Stock of the Company immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such stock immediately theretofore purchasable and receivable upon the exercise of the rights represented hereby had such reorganization, reclassification, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of the Holder of this Warrant to the end that the provisions hereof shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise hereof, together with such adjustment in the Purchase Price as may be applicable with respect thereto so that the aggregate price to be paid for shares issued pursuant to this Warrant



shall be neither increased nor decreased. The Company shall not effect any such consolidation, merger or sale, unless prior to the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume by written instrument executed and mailed to the Holder hereof at the last address of such Holder appearing on the books of the Company, the obligation to deliver to such Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such Holder may be entitled to purchase.

(b) In case any time:

(l) the Company shall declare any cash dividend on its Common Stock at a rate in excess of the rate of the last cash dividend theretofore paid;

(2) the Company shall pay any dividend payable in stock upon its Common Stock, make any distribution (other than regular cash dividends) to the holders of its Common Stock or redeem any shares of its Common Stock;

(3) the Company shall offer for subscription pro rata to the holders of its Common Stock any additional shares of stock of any class or other rights;

(4) there shall be any capital reorganization, reclassification of the capital stock of the Company, or consolidation or merger of the Company with, or sale of all or substantially all of its assets to another corporation; or

(5) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then, in any one or more of said cases, the Company shall give written notice, by first class mail, postage prepaid, addressed to the Holder of this Warrant at the address of such Holder as shown on the books of the Company, of the date on which (aa) the books of the Company shall close or a record shall be taken for such dividend, distribution or subscription rights, or (bb) such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up shall take place, as the case may be. Such notice shall also specify the date as of which the holders of Common Stock of record shall participate in such dividend distribution or subscription rights, or shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up, as the case may be. Such written notice shall be given at least 15 days prior to the action in question and not less than 15 days prior to the record date or the date on which the Company's transfer books are closed in respect thereto.

6. Certain Events. If any event occurs as to which the provisions of this Warrant are not strictly applicable or, if strictly applicable would not fairly protect the rights of the Holder in accordance with the essential intent and principles of such provisions, then the Board of Directors of the Company shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect the Holder's rights as aforesaid.



7. Term of Warrant. This Warrant shall remain outstanding and exercisable until the Expiration Date. To the extent not previously exercised, the rights to purchase Common Stock represented by this Warrant shall thereupon terminate.

8. Issue Tax. The issuance of certificates for shares of Common Stock upon the total or partial exercise of this Warrant shall be made without charge to the Holder for any issuance tax in respect thereof.

9. Closing of Books. The Company will at no time close its transfer books against the transfer of this Warrant or act in any manner which interferes with the timely exercise of the rights represented by this Warrant.

10. Transfer of Warrant. Subject to any registration or qualification requirements under the Securities Act and applicable state securities laws, this Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder, by the Holder in person or by duly authorized attorney, upon surrender of this Warrant to the Company properly endorsed; provided that the Company may require in connection with such transfer an opinion of counsel to the effect that such transfer qualifies for an exemption from the registration requirements of the Securities Act. If this Warrant is transferred in part in accordance with the terms hereof, the Company shall reissue a Warrant or Warrants of like tenor representing in the aggregate the right to purchase the number of shares of Common Stock represented by this Warrant immediately prior to such transfer and thereafter the Holder and all transferees and assignees shall constitute the "Holder Group" for purposes of
Section 12 hereof.

11. No Voting Rights. This Warrant shall not entitle the Holder to any voting rights as a shareholder of the Company.

12. Registration Rights. All references in this Section 12 to Common Stock shall be deemed to include Other Securities as applicable.

12.1 Demand Registration.  At any time (whether before or after the Expiration
Date) following the exercise of the right to purchase Common Stock pursuant to this Warrant, a Holder may demand registration under the Securities Act of 1933, as amended (the "Securities Act") of the resale of all or part of the Common Stock issuable or which has been issued upon exercise of this Warrant, on Form S-1 or any similar long-form registration or, in the Company's sole discretion, on Form S-2 or S-3 or any similar short-form registration, if available under applicable rules of the SEC. If such request is made by less than all Holders, the Company shall send written notice of such registration request to the remaining Holders within 15 days of receipt of the initial registration request. Unless a remaining Holder shall deliver to the Company, within 20 days after such notice is sent by the Company, a written request for inclusion in the registration demanded by the initial request of all or part of the Common Stock issuable or which has been issued upon exercise of the Warrant held by such remaining Holder, all rights of such remaining Holder under this
Section 12.1 shall be terminated. The written request to be delivered by a Holder to the Company pursuant to this Section 12.1 shall (i) specify the number of shares intended to be offered and sold by the Holder, (ii) express the present intent of the Holder to offer such shares for distribution, and
(iii) describe the nature and method of the proposed offer and sale thereof. The registration requested pursuant to this Section 12.1 is referred to herein as "Demand Registration".



(a) Number of Registrations. The Holder Group will be entitled to one (1) Demand Registration under this Warrant (in addition to any Demand Registration made by a lender pursuant to the last sentence of this Section 12.1(a)). Notwithstanding any contrary provision contained in this document (except the last sentence of this Section 12.1(a) which shall continue to apply), the Note Purchase and Warrant Agreement between the Company and Stephen M. Dearholt of even date, the Stock Issuance Agreement between such parties of even date (the _1997 Stock Issuance Agreement") (except the last sentence of Section 8.1(a) which shall continue to apply), the Note Purchase and Warrant Agreement by and among the Company and Stephen M. Dearholt dated as of March 25, 1996, the Warrant issued by the Company to Stephen M. Dearholt dated as of March 26, 1996, and the Warrant issued by the Company to Stephen M. Dearholt dated as of November 21, 1995 (collectively, the "Dearholt Stock Documents"), the Holder Group shall be entitled to a total of only one Demand Registration under all such Dearholt Stock Documents, and shall be entitled to include all of the stock received under all of such Dearholt Stock Documents in that Demand Registration; provided, however, that if at the time the Holder Group exercises such Demand Registration, the Holder Group has not received stock under the 1997 Stock Issuance Agreement, the Holder Group shall also have an additional one Demand Registration under the 1997 Stock Issuance Agreement. A registration initiated as a Demand Registration may be withdrawn at any time at the request of the Holders of a majority of the shares of the Common Stock requested to be included in such Demand Registration (the "Required Percentage"), in which event the Holder Group shall continue to be entitled to one Demand Registration; provided that in the event a registration initiated as a Demand Registration is so withdrawn, all expenses in connection with such withdrawn registration (including, without limitation, reasonable fees of counsel and accountants for the Company) shall be paid by the participating Holders, pro rata. In the event Stephen M. Dearholt shall pledge or assign his rights and interests to all or part of the Common Stock issued to him upon exercise of this Warrant, or upon exercise of his rights under any of the Dearholt Stock Documents, as collateral pursuant to a borrowing, the rights to one (1) Demand Registration hereunder may be assigned and transferred to said lender (and only one lender at any given time) in connection therewith, and said lender shall be entitled to request such Demand Registration at any time notwithstanding the provisions this Section 12.1(a) and/or clauses (i) and (ii) of Section 12.1(c) below.

(b) Priority on Demand Registrations. The Company will not include in the Demand Registration any securities which are not Common Stock owned by a Holder, without the written consent of the Required Percentage of Holders. If the Demand Registration is an underwritten offering, and the managing underwriters advise the Company in writing that in their opinion the number of shares of Common Stock requested to be included exceeds the number of shares of Common Stock which can be sold in such offering without adversely affecting the market price of the Company's Common Stock, the Company will include in such registration (pro rata from shares of Common Stock requested to be included by each participating Holder), prior to the inclusion of any securities which are not shares of Common Stock owned by a Holder, the number of shares of Common Stock owned by the Holders requested to be included which in the opinion of such underwriters can be sold without such adverse affect; and the balance of the shares of Common Stock which Holder requested to be included in such offering shall be withheld from sale for a period of time requested by the underwritten, but not to exceed one hundred twenty (120) days.



(c) Restrictions on Demand Registration. Subject to the next following sentence and the last sentence of Section 12.1(a) above, the Company will not be obligated to effect a Demand Registration (i) within one hundred twenty
(120) days after the effective date of a registration in which the Holder was given an opportunity to participate in a registered offering pursuant to
Section 12.2 hereof or (ii) within twelve (12) months of a Demand Registration given to the Holder or Holder Group pursuant to any other warrants or other agreements between the Company and the Holder. In the event that a Holder requests to participate in a registration under Section 12.2 hereof and satisfies the conditions of Section 12.3, and for whatever reason all of the shares of Common Stock which such Holder so requests to be registered are not registered or are not permitted to be offered for sale and sold prior to shares of Common Stock or other equity securities being registered and offered by the Company in such registration, then the provisions of clause (i) of the first sentence of this Section 12.1(c) shall not apply, and the Company, subject to clause (ii) of the first sentence of this Section 12.1(c), shall be obligated to effect a Demand Registration requested by such Holder as soon as practicable in accordance with the terms hereof. The Company may postpone for up to ninety
(90) days the filing or the effectiveness of a registration statement for a Demand Registration if the Company and the Required Percentage of Holders reasonably and in good faith agree that such Demand Registration might have an adverse effect on any proposal or plan by the Company to engage in any financing, acquisition of assets (other than in the ordinary course of business) or any corporate reorganization, merger, consolidation, tender offer or similar transaction; provided that in such event, Required Percentage of the Holders will be entitled to withdraw such request and that, if such request is withdrawn, such Demand Registration will not count as the one Demand Registration to which the Holder Group is entitled.

(d) Selection of Underwriters. If the Demand Registration involves an underwritten public offering, the Company will have the right to select the investment banker(s) and manager(s) to administer the offering, subject to the approval of the Required Percentage of Holders (which will not be unreasonably withheld) of such investment banker(s) and managers(s).

12.2 Participation in Registered Offerings.  If the Company at any time or times proposes or is required to register any of its Common Stock or other equity securities for public sale in an underwritten public offering for cash
(other than in connection with any stock option, bonus or other employee benefit plan or arrangement) under the Securities Act or any applicable state securities law, it will each such time give written notice to each Holder of its intention to do so.  Upon the written request of a Holder given within thirty (30) business days after receipt of any such notice (which request shall state the intended method of disposition of such equity securities and shall state in reasonable detail, to the extent practicable, the net consideration, after all commissions and discounts which the prospective seller or sellers expect to receive upon such disposition), the Company shall use all reasonable efforts to cause all such Common Stock which the Holder so requested to be registered (which request will not be for less than fifty percent (50%) of the number of shares of Common Stock purchasable or receivable upon exercise of all
Warrants held by such Holder) to be registered under the Securities Act and any applicable state securities laws (provided, that if the managing underwriter advises that less than all of the registered shares of equity securities should



be offered for sale so as not to materially and adversely affect the price or salability of the offering being registered by the Company or the participating Holders for a period not to exceed one hundred twenty (120) days, the participating Holders will, if requested by the Company, withhold from sale for such period of time such number of shares of Common Stock (pro rata from the shares of Common Stock requested to be included by the participating Holders) as the underwriter may specify; provided further that in such event a pro rata number of shares owned by all other shareholders of the Company also shall be similarly withheld from sale), all to the extent requisite to permit the sale or other disposition (in accordance with the intended method of disposition thereof as aforesaid) by the prospective seller or sellers of the securities so registered. In the event an underwriter is involved with a registration initiated by the Company of the Common Stock, and a Holder requests to participate in the registration, the Holder must commit to sell through the underwriter. The Company may, in its sole discretion, withdraw any registration contemplated by this Section 12.2 and abandon the proposed offering in which a Holder had requested to participate without any further obligation to such Holder with respect to such registration statement or offering; provided however that such Holder shall be indemnified by the Company for any fees, costs and expense of and incidental to such registration, excluding the fees and disbursements of counsel acting solely on behalf of such Holder.

12.3 Obligations of the Holder. It shall be a condition precedent to the obligation of the Company to register any Common Stock of a Holder pursuant to Sections 12.1 and 12.2 hereof that such Holder shall (i) furnish to the Company such information regarding the Common Stock held by it and the intended method of disposition thereof and other information concerning such Holder as the Company shall reasonably request and as shall be required in connection with the registration statement to be filed by the Company; (ii) agree to abide by such additional or customary terms affecting the proposed offering as reasonably may be requested by the managing underwriter of such offering, including a requirement, if applicable, to withhold (on a pro rata basis) from the public market for a period of at least one hundred twenty (120) days after any such offering, any shares excluded from the offering at the instance of the underwriter as permitted under Sections 12.1 and 12.2 hereof; and (iii) agree in writing in form satisfactory to the Company to pay the underwriting discounts and commissions applicable to the Common Stock being sold by such Holder (subject to the maximum amounts set forth in Section 12.5 hereof).

12.4 Registration Proceedings. If and whenever the Company is required by the provisions of Sections 12.1 and 12.2 hereof to effect the registration of the Common Stock under the Securities Act, until the securities covered by such registration statement have been sold or for six (6) months after effectiveness, whichever is the shorter period of time, the Company shall:

(a) Promptly prepare and file with the SEC a registration statement with respect to such Common Stock and use all reasonable efforts to cause such registration statement to become effective as soon as practicable after the filing thereof and to remain effective, subject to the Company's right to withdraw any registration contemplated by Section 12.2 hereof;

(b) Prepare and file with the SEC such amendments to such registration statement and supplements to the prospectus contained therein as may be necessary to keep such registration statement effective;



(c) Furnish to each participating Holder and to the underwriters of the securities being registered such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and such other documents as such underwriters may reasonably request in order to facilitate the public offering of such securities;

(d) Use all reasonable efforts to register or qualify the securities covered by such registration statement under such state securities or "Blue Sky" laws of such jurisdictions as the participating Holders may reasonably request within twenty (20) days prior to the original filing of such registration statement, except that the Company shall not for any purpose be required to qualify to do business as a foreign corporation in any jurisdiction wherein it is not so qualified, and except that the Company shall not be required to so register or qualify in more than twenty (20) such jurisdictions if in the good faith judgment of the managing underwriter such additional registrations or qualifications would be unreasonably expensive or harmful to the consummation of the proposed offering;

(e) Notify each participating Holder, promptly after the Company shall receive notice thereof, of the time when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been filed;

(f) Notify each participating Holder promptly of any request by the SEC for the amending or supplementing of such registration statement or prospectus or for additional information;

(g) Prepare and file with the SEC, promptly upon the request of a participating Holder, any amendments or supplements to such registration statement or prospectus which, in the opinion of counsel for such Holder and counsel for the underwriter or manager of the offering, are required under the Securities Act or the rules and regulations thereunder in connection with the distribution of Common Stock by such Holder;

(h) Prepare and promptly file with the SEC and promptly notify each participating Holder of the filing of such amendment or supplement to such registration statement or prospectus as may be necessary to correct any statements or omissions if, at the time when a prospectus relating to such securities is required to be delivered under the Securities Act, any event shall have occurred as the result of which any such prospectus or any other prospectus as then in effect would include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances in which they were made, not misleading;

(i) In case a participating Holder or any underwriter for a Holder is required to deliver a prospectus at a time when the prospectus then in circulation is not in compliance with the Securities Act, the Company will prepare and file such supplements or amendments to such registration statement and such prospectus or prospectuses as may be necessary to permit compliance with the requirements of the Securities Act;



(j) Advise each participating Holder, promptly after it shall receive notice or obtain knowledge thereof, of the issuance of any stop order by the SEC suspending the effectiveness of such registration statement or the initiation or threatening of any proceeding for that purpose and promptly use all reasonable efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued;

(k) Not file any amendment or supplement to such registration statement or prospectus to which a participating Holder shall reasonably have objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Securities Act or the rules and regulations thereunder, after having been furnished with a copy thereof at least two (2) business days prior to the filing thereof; and

(l)  At the request of a participating Holder (i) use all reasonable efforts to obtain and furnish on the effective date of the registration statement or, if such registration includes an underwritten public offering, at the closing provided for in the underwriting agreement, an opinion, dated such date, of the counsel representing the Company for the purposes of such registration, addressed to the underwriters, if any, and to each participating Holder, which shall contain such opinions as are customary in an underwritten public offering, or, if the offering is not underwritten, shall state that such registration statement has become effective under the Securities Act and that
(or substantially to the effect that):  (a) to the best of such counsel's knowledge, no stop order suspending the effectiveness thereof has been issued and no proceedings for that purpose have been instituted or are pending or contemplated under the Securities Act; (b) the registration statement, related prospectus and each amendment or supplement thereto comply as to form in all material respects with the requirements of the Securities Act and applicable rules and regulations of the SEC thereunder (except that such counsel need express no opinion as to financial statements, schedules or other financial or statistical data contained therein); (c) such counsel has no reason to believe that either the registration statement or the prospectus or any amendment or supplement thereto (other than financial statements and schedules or financial and statistical data, as to which such counsel need not comment) contains any untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading; (d) the description in the registration statement or prospectus or any amendment or supplement thereto of all legal and governmental matters and all contracts and other legal documents or instruments described therein are accurate in all material respects; and (e) such counsel does not know of any legal or governmental proceedings, pending or threatened, required to be described in the registration statement or prospectus or any amendment or supplement thereto which are not described as required, nor of any contracts or documents or instruments of the character required to be described in the registration statement or prospectus or amendment or supplement thereto or to be filed as exhibits to the registration statement, which are not described and filed as required; and (ii) use all reasonable efforts to obtain letters dated on such effective date, and such closing date, if any, from the independent certified public accountants of the Company, addressed to the underwriters, if any, and to each participating Holder, stating that they are independent certified public accountants within the meaning of the Securities Act and dealing with such matters as the underwriters may request, or, if the offering



is not underwritten, stating that in the opinion of such accountants, the financial statements and other financial data pertaining to the Company included in the registration statement or the prospectus or any amendment or supplement thereto comply in all material respects with the applicable accounting requirements of the Securities Act; such opinion of counsel shall additionally cover such legal matters with respect to the registration and with respect to which such opinion is being given as a participating Holder may reasonably request; such letter from the independent certified public accountants shall additionally cover such other financial matters, including information as to the period ending not more than five (5) business days prior to the date of such letter, with respect to the registration statement and prospectus as a participating Holder may reasonably request.

12.5 Expenses. With respect to each inclusion of Common Stock of a Holder in a registration statement pursuant to Sections 12,1 and 12.2 hereof, all registration expenses, fees, costs and expenses of and incidental to such registration, including any public offering in connection therewith shall be borne by the Company (excluding the fees and disbursements of advisors retained by the Holder and counsel acting solely on behalf of the Holder); provided, however, that the Holder shall bear the Holder's pro rata share of the underwriting discount and commissions (up to a maximum aggregate amount equal to 8% of the offering price of the Holder's shares so offered). The fees, costs and expenses of registration to be borne by the Company shall include, without limitation, all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company (including the cost of any special audit requested in order to effect such registration), fees and disbursements of counsel for the underwriter or underwriters of such securities (if the Company and/or selling security holders are required to bear such fees and disbursements), all legal fees and disbursements and other expenses of complying with state securities or blue Sky laws of any jurisdiction in which the securities to be offered are to be registered or qualified.

12.6 Indemnification of Holders. Subject to the conditions set forth below, in connection with any registration of securities pursuant to Sections 12.1 or
12.2 hereof, the Company agrees to indemnify and hold harmless each Holder and each person, if any, who controls the Holder (and the respective officers, directors and agents of Holders), within the meaning of Section 15 of the Securities Act, as follows:

(a) Against any and all loss, claim, damage and expense whatsoever arising out or based upon (including, but not limited to, any and all expense whatsoever reasonably incurred in investigating, preparing or defending any litigation, commenced or threatened, or any claim whatsoever based upon) any untrue or alleged untrue statement of a material fact contained in any preliminary prospectus (if used prior to the effective date of the registration statement), the registration statement or the final prospectus (as from time to time amended and supplemented if the Company shall have filed with the SEC any amendment thereof or amendment thereto) if used within the period during which the Company is required to keep the registration statement or prospectus current, or in any application or other document executed by the Company or based upon written information furnished by the Company filed in any jurisdiction in order to qualify the Company's securities under the securities laws thereof; or the omission or alleged omission therefrom of a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; or any other violation of applicable federal or state statutory or regulatory



requirements or limitations relating to action or inaction by the Company in the course of preparing, filing, or implementing such registered offering; provided, however, that the indemnity agreement contained in this Section 12.6(a) shall not apply to any loss, claim, damage, liability or action arising out of or based upon any untrue or alleged untrue statement or omission made in reliance upon and in conformity with any information furnished in writing to the Company by or on behalf of the Holder expressly for use in connection therewith;

(b) Subject to the proviso contained in the last sentence of Section 12.6(a) above, against any and all loss, liability, claim, damage and expense whatsoever to the extent of the aggregate amount paid in settlement of any litigation, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission or any such alleged untrue statement or omission (including, but not limited to, any and all expense whatsoever reasonably incurred in investigating, preparing or defending against any such litigation or claim) if such settlement is effected with the written consent of the Company and no indemnity shall inure to the benefit of the Holder or any controlling person thereof if the person asserting the claim failed to receive a copy of the final prospectus at or prior to the written confirmation of the sale of shares of Common Stock to such person if the untrue statement or omission had been corrected in such final prospectus and the failure to receive such final prospectus is not a necessary element of such person's claim;

(c) In no case shall the Company be liable under this indemnity agreement with respect to any claim made against the Holder or any such controlling person (or its respective officers, directors and agents) unless the Company shall be notified, by letter or by telegram confirmed by letter, of any claim made or action commenced against such persons, reasonably promptly (but in any event within twenty (20) days of receipt of such claim or, in the event that any summons or other service of process requires a responsive pleading within thirty (30) days or less time, within ten (10) days after receipt of such summons or other process) after such person shall have received notice of such claim or been served with the summons or other legal process giving information as to the nature and basis of the claim, but failure to so notify the Company shall not relieve it from any liability which it may have otherwise than on account of this indemnity agreement. The Company shall be entitled to participate at its own expense in the defense of any suit brought to enforce any such claim, but if the Company elects to assume the defense, such defense shall be conducted by counsel chosen by it, provided that such counsel is reasonably satisfactory to the Holder. In the event the Company elects to assume the defense of any such suit and retain such counsel, the Holder shall, after the date the Holder is notified of such election, bear the fees and expenses of any counsel thereafter retained by the Holder as well as any other expenses thereafter incurred by the Holder in connection with the defense thereof; provided, however, that the Company shall bear the fees and expenses of any such separate counsel retained by the Holder if the counsel representing the Company has a conflict of interest (which is not waived) with the Holder which would prohibit such counsel from representing the Holder.

12.7 Indemnification of Company. Each Holder participating in any registered offering pursuant to Section 12.1 or 12.2 above agrees to indemnify and hold harmless the Company and each of the officers and directors and agents of it and each other person, if any, who controls the Company within the meaning of
Section 15 of the Securities Act against any and all such losses, liabilities, claims, damages and expenses as are indemnified against by the Company under
Section 12.6 hereof; provided, however, that such indemnification shall be



limited to statements or omissions, if any, made (or in settlement of any litigation effected with the written consent of the Holder alleged to have been made) in any preliminary prospectus, the registration statement or prospectus or any amendment or supplement thereof or any application or other document in reliance upon, and in conformity with, written information furnished in respect of the Holder, by or on behalf of the Holder expressly for use in any preliminary prospectus, the registration statement or prospectus or any amendment or supplement thereof or in any such application or other document. In case any action shall be brought against the Company, or any other person so indemnified based on any preliminary prospectus, the registration statement or prospectus or any amendment or supplement thereof or any such application or other documents, in respect of which indemnity may be sought against a Holder, it shall have the rights and duties given to the Company, and each other person so indemnified shall have the rights and dudes given to a Holder, by the provisions of Section 12.6(c) hereof. The Company agrees to notify the Holder promptly after the assertion of any claim against the Company in connection with the sale of securities covered by this Warrant.

12.8 Future Registration Rights. The Company may agree with its shareholders other than the Holders to allow their participation in any registered offering which may be requested pursuant to Section 12.1 hereof, provided all such rights of participation under Section 12.1 hereof shall be subordinated to the rights of the participating Holders herein, in a manner reasonably satisfactory to the Required Percentage of such Holders and their counsel.

13. Descriptive Headings. The descriptive headings of the several sections of this Warrant are inserted for convenience only and do not constitute a part of this Warrant.

14. Notices. Any notice or other communication pursuant to this Warrant shall be in writing and shall be deemed sufficiently given upon receipt, if personally delivered or telecopied (with receipt acknowledged), or if mailed, upon deposit with the United States Postal Service by first class, certified or registered mail, postage prepaid, return receipt requested, addressed as follows:

(a) If to the Company, to The Female Health Company, 919 North Michigan Street, Suite 2208, Chicago, Illinois 60611, Attention: Secretary, or such other address as the Company has designated in writing to the Holder.

(b) If to the Holder, to Stephen M. Dearholt, c/o Response Marketing, 741 North Milwaukee Street, Milwaukee, Wisconsin 53202 or to such other address as the Holder has designated in writing to the Company.

15. Replacement of Warrant. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant, and upon receipt of written indemnification of the Company by the Holder in form and substance reasonably satisfactory to the Company, the Company shall execute and deliver to the Holder a new Warrant of like date, tenor and denomination.

16. Governing Law. This Warrant shall be construed and interpreted in accordance with the internal laws of the State of Wisconsin.



17. Successors and Assigns. The provisions of this Warrant shall be binding upon and inure to the benefit of the Company and the Holder and their respective successors, assigns and transferees.

18. Further Assurances. The Company agrees that it will execute and record such documents as the Holder shall reasonably request to secure for the Holder any of the rights represented by this Warrant.

19. Amendment and Modifications. This Warrant may be amended, modified or supplemented only by written agreement of the Company and the Holder.

IN WITNESS WHEREOF, The Female Health Company has caused this Warrant to be signed by its duly authorized officer and this Warrant to be dated as of March 25, 1997.


                              THE FEMALE HEALTH COMPANY



                              By:
                                   ----------------------------
                                   Chairman of the Board
                                   and Chief Executive Officer



                           STOCK ISSUANCE AGREEMENT


THIS AGREEMENT, is made as of March 25, 1997 between STEPHEN M. DEARHOLT, an adult resident of the State of Wisconsin ("Lender") and THE FEMALE HEALTH COMPANY a Wisconsin corporation (the "Company").

                                   RECITALS

     A. The Company desires to issue and sell its Promissory Note in the principal amount of One Million Dollars ($1,000,000) (the "Note") to Lender pursuant to a Note Purchase and Warrant Agreement of even date among the Lender and the Company (the "Note Purchase and Warrant Agreement"), and in exchange for and upon surrender of the rights and interests of Lender under the Stock Issuance Agreement, dated as March 25, 1996, among the Lender and the Company (the _1996 Stock Issuance Agreement).

     B. Lender has required, as a condition of providing the loan to the Company under the Note Purchase and Warrant Agreement that the Company enter into this Agreement and undertake the obligations and liabilities set forth herein.

     C. It is necessary and in the business interests of the Company that the Lender enter into the Note Purchase and Warrant Agreement.

                                  COVENANTS:

     IN CONSIDERATION OF these premises and other good and valuable consideration receipt of which is hereby acknowledged, it is agreed that:

     1. Issuance and Sale of Shares. (a) The Company agrees that in the event the Company shall default in the payment of principal due on the Note and shall fail to pay such principal amount within five (5) days of receipt of written notice of default from the Lender, the Company shall issue to The Lender two hundred thousand (200,000) fully paid and nonassessable shares of Common Stock, $.01 par value per share, of the Company; provided that the Company shall issue to the Lender a proportionately fewer or greater number of shares of such Common Stock if the Company combines by reverse stock split or otherwise or subdivides by stock split, stock dividend or otherwise its outstanding Common Stock. The Company shall be obligated to issue, and the Lender shall have the right to receive, all such shares without payment of any further consideration whatsoever. Notwithstanding the foregoing, the Company shall remain liable for all amounts remaining due under and in accordance with the terms of the Note.

     (b) At such time, if any, as the Company shall become obligated to issue shares of its Common Stock to the Lender pursuant to Section 1(a) of this Agreement, the Lender shall be entitled to receive a certificate or certificates representing such shares of Common Stock, which certificate(s) may contain a standard legend indicating that such shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and prohibiting resale thereof without registration or an opinion of counsel that an exemption from registration is available. Subject to the Company's Amended and Restated Articles of Incorporation, certificates for the shares of Common Stock required to be issued hereunder shall be delivered to the Lender within a reasonable time, not exceeding ten days, after the Company shall have become obligated to issue such shares pursuant to Section 1(a) hereof.




     2.   Reservation of Shares.

The Company covenants and agrees that the shares of Common Stock issuable hereunder will, upon such issuance in accordance herewith, be duly authorized, validly issued, fully paid and nonassessable (except as set forth in Section 180.0622(2)(b), Wis. Stats., as amended and interpreted) and free from all taxes, liens and charges. The Company further covenants and agrees that, prior to the Termination Date (as hereinafter defined) it will at all times have authorized and reserved a sufficient number of shares of its Common Stock to provide for the issuance of the shares required by this Agreement.

     3. Issuance of Preferred Stock. Prior to the Termination Date, the Company will not issue any capital stock of any class preferred as to dividends or as to the distribution of assets upon voluntary or involuntary liquidation, dissolution or winding up, unless the rights of the holders thereof shall be limited to a fixed sum or percentage of par value in respect of participation in dividends and in the distribution of such assets.

     4. Anti-Dilution Provisions. The above provisions are, however, subject to the following:

     (a) If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby the Lender shall hereafter have the right to receive upon the basis and upon the terms and conditions specified in this Agreement and in lieu of the shares of the Common Stock of the Company immediately theretofore receivable hereunder, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such stock immediately theretofore receivable hereunder had such reorganization, reclassification, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of the Lender hereunder to the end that the provisions hereof shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter issuable hereunder. The Company shall not effect any such consolidation, merger or sale, unless prior to the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume by written instrument executed and mailed to the Lender at the last address specified pursuant to Section 11 hereof, the obligation to issue and deliver to the Lender such shares of stock, securities or assets as, in accordance with the foregoing provisions, he may be entitled to receive.

     5. Certain Events. If any event occurs as to which the provisions for the issuance of Common Stock set forth in this Agreement are not strictly applicable or, if strictly applicable would not fairly protect the rights of the Lender in accordance with the essential intent and principles of such provisions, then the Board of Directors of the Company shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect the Lender's rights as aforesaid.



     6. Termination Date. The obligation of the Company to issue, and the right of the Lender to receive, Common Stock pursuant to this Agreement shall terminate at such time as the Company shall have made payment in full of the Note, and such payments are not subject to any right of recovery (the "Termination Date").

     7. Issue Tax. The issuance of certificates for shares of Common Stock pursuant to this Agreement shall be made without charge to the Lender for any issuance tax in respect thereof.

     8. Registration Rights. All references in this Section 8 to Common Stock shall be deemed to include Other Securities as applicable.

     8.1 Demand Registration. At any time following the issuance of Common Stock pursuant to this Agreement, the Lender may demand registration under the Securities Act of all or part of the Common Stock which has been issued pursuant to this Agreement, on Form S-1 or any similar long-form registration or, in the Company's sole discretion, on Form S-2 or S-3 or any similar short-form registration, if available under applicable rules of the SEC. The written request to be delivered by the Lender to the Company pursuant to this
Section 8.1 shall (i) specify the number of shares intended to be offered and sold by the Lender, (ii) express the present intent of the Lender to offer such shares for distribution, and (iii) describe the nature and method of the proposed offer and sale thereof. The registration requested pursuant to this
Section 8.1 is referred to herein as "Demand Registration".

     (a)  Number of Registrations.  The Lender will be entitled to one (1)
Demand Registration pursuant to this Agreement (in addition to any Demand
Registration made by a lender pursuant to the last sentence of this Section
8.1(a)).  Notwithstanding any contrary provision contained in this Agreement
(except the last sentence of this Section 8.1(a) which shall continue to apply), the Note Purchase and Warrant Agreement between the Company and Stephen
M. Dearholt of even date, the Warrant issued by the Company to Stephen M.
Dearholt as of even date (except the last sentence of Section 12.1(a) which shall continue to apply), the Note Purchase and Warrant Agreement by and among the Company and Stephen M. Dearholt dated as of March 25, 1996, and the Warrant issued by the Company to Stephen M. Dearholt dated as of November 21, 1995, the
Lender shall be entitled to a total of only one Demand Registration under all such documents, and shall be entitled to include all of the stock received under all of such documents in that Demand Registration; provided, however, that if at the time the Lender exercises such Demand Registration, the Lender has not received stock under this Agreement, the Lender shall also have an additional one Demand Registration under this Agreement.  A registration initiated as a Demand Registration may be withdrawn at any time at the request of the Lender, in which event the Lender shall continue to be entitled to one
Demand Registration under this Agreement; provided that in the event a registration initiated as a Demand Registration is so withdrawn, all registration expenses in connection with such withdrawn registration shall be paid by the Lender.  In the event the Lender shall pledge or assign his rights and interests to all or part of the Common Stock issued to him hereunder as collateral pursuant to a borrowing, and there shall be no outstanding rights to request a Demand Registration available to any assignee of such rights under any other agreements or warrants, the rights to one (1) Demand Registration hereunder may be assigned and transferred to a lender (and only one lender at any given time) in connection therewith and said lender shall be entitled to



request such Demand Registration at any time notwithstanding the provisions of this Section 8.1(a) and/or clauses (i) and (ii) of Section 8.1(c) below.

     (b) Priority on Demand Registration. The Company will not include in the Demand Registration any securities which are not Common Stock owned by the Lender, without the written consent of the Lender. If the Demand Registration is an underwritten offering, and the managing underwriters advise the Company in writing that in their opinion the number of shares of Common Stock requested to be included exceeds the number of shares of Common Stock which can be sold in such offering without adversely affecting the market price of the Company's Common Stock, the Company will include in such registration, prior to the inclusion of any securities which are not shares of Common Stock owned by the Lender, the number of shares of Common Stock owned by the Lender requested to be included which in the opinion of such underwriters can be sold without such adverse affect; and the balance of the shares of Common Stock which the Lender requested to be included in such offering shall be withheld from sale for a period of time requested by the underwriters, but not to exceed one hundred twenty (120) days.

     (c)  Restrictions on Demand Registration.  Subject to the last sentence of
Section 8.1(a), the Company will not be obligated to effect a Demand Registration (i) within one hundred twenty (120) days after the effective date of a registration in which the Lender was given an opportunity to participate in a registered offering pursuant to Section 8.2 or (ii) within twelve (12) months of a Demand Registration given to the Lender pursuant to any other warrants or agreements between the Company and the Lender. The Company may postpone for up to ninety (90) days the filing or the effectiveness of a registration statement for a Demand Registration if the Company and the Lender reasonably and in good faith agree that such Demand Registration might have an adverse effect on any proposal or plan by the Company to engage in any financing, acquisition of assets (other than in the ordinary course of business) or any corporate reorganization, merger, consolidation, tender offer or similar transaction; provided that in such event, the Lender will be entitled to withdraw such request and that, if such request is withdrawn, such Demand Registration will not count as the one Demand Registration to which the Lender is entitled hereunder.

     (d) Selection of Underwriters. If the Demand Registration involves an underwritten public offering, the Company will have the right to select the investment banker(s) and manager(s) to administer the offering, subject to the Lender's approval (which will not be unreasonably withheld) of such investment banker(s) and managers(s).

     8.2  Participation in Registered Offerings.  If the Company at any time or times proposes or is required to register any of its Common Stock or other equity securities for public sale in an underwritten public offering for cash
(other than in connection with any stock option, bonus or other employee benefit plan or arrangement) under the Securities Act or any applicable state securities law, it will each such time give written notice to the Lender of its intention to do so.  Upon the written request of the Lender given within thirty
(30) business days after receipt of any such notice (which request shall state the intended method of disposition of such equity securities and shall state in reasonable detail, to the extent practicable, the net consideration, after all commissions and discounts which the prospective seller expects to receive upon



such disposition), the Company shall use all reasonable efforts to cause all such Common Stock issued hereunder which the Lender so requested to be registered (which request will not be for less than fifty percent (50%) of the number of shares of Common Stock issued under this Agreement and all other agreements giving registration rights) to be registered under the Securities Act and any applicable state securities laws (provided, that if the managing underwriter advises that less than all of the registered shares of equity securities should be offered for sale so as not to materially and adversely affect the price or salability of the offering being registered by the Company or the Lender for a period not to exceed one hundred twenty (120) days, the Lender will withhold from sale for such period of time such number of shares of Common Stock as the underwriter may specify; provided further that a pro rata number of shares owned by all other shareholders of the Company also shall be similarly withheld from sale), all to the extent requisite to permit the sale or other disposition (in accordance with the intended method of disposition thereof as aforesaid) by the prospective seller or sellers of the securities so registered. In the event an underwriter is involved with a registration initiated by the Company of the Common Stock, and the Lender requests to participate in the registration, the Lender must commit to sell through the underwriter. The Company may, in its sole discretion, withdraw any registration contemplated by this Section 8.2 and abandon the proposed offering in which the Lender had requested to participate without any further obligation to the Lender with respect to such registration statement or offering; provided however that the Lender shall be indemnified by the Company for any fees, costs and expense of and incidental to such registration, excluding the fees and disbursements of counsel acting solely on behalf of the Lender.

     8.3 Obligations of The Lender. It shall be a condition precedent to the obligation of the Company to register any Common Stock pursuant to Sections 8.1 and 8.2 hereof that the Lender shall (i) furnish to the Company such information regarding the Common Stock held by him and the intended method of disposition thereof and other information concerning the Lender as the Company shall reasonably request and as shall be required in connection with the registration statement to be filed by the Company; (ii) agree to abide by such additional or customary terms affecting the proposed offering as reasonably may be requested by the managing underwriter of such offering, including a requirement, if applicable, to withhold (on a pro rata basis) from the public market for a period of at least one hundred twenty (120) days after any such offering, any shares excluded from the offering at the instance of the underwriter as permitted under Sections 8.1 and 8.2 hereof; and (iii) agree in writing in form satisfactory to the Company to pay the underwriting discounts and commissions applicable to the Common Stock being sold by the Lender.

     8.4 Registration Proceedings. If and whenever the Company is required by the provisions of Sections 8.1 and 8.2 hereof to effect the registration of the Common Stock under the Securities Act, until the securities covered by such registration statement have been sold or for six (6) months after effectiveness, whichever is the shorter period of time, the Company shall:

     (a) Promptly prepare and file with the SEC a registration statement with respect to such Common Stock and use all reasonable efforts to cause such registration statement to become effective as soon as practicable after the filing thereof and to remain effective, subject to the Company's right to withdraw any registration contemplated by Section 8.2 hereof;



     (b) Prepare and file with the SEC such amendments to such registration statement and supplements to the prospectus contained therein as may be necessary to keep such registration statement effective;

     (c) Furnish to the Lender and to the underwriters of the securities being registered such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and such other documents as such underwriters may reasonably request in order to facilitate the public offering of such securities;

     (d) Use all reasonable efforts to register or qualify the securities covered by such registration statement under such state securities or "Blue Sky" laws of such jurisdictions as the Lender may reasonably request within twenty (20) days prior to the original filing of such registration statement, except that the Company shall not for any purpose be required to qualify to do business as a foreign corporation in any jurisdiction wherein it is not so qualified, and except that the Company shall not be required to so register or qualify in more than twenty (20) such jurisdictions if in the good faith judgment of the managing underwriter such additional registrations or qualifications would be unreasonably expensive or harmful to the consummation of the proposed offering;

     (e) Notify the Lender, promptly after it shall receive notice thereof, of the time when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been filed;

     (f) Notify the Lender promptly of any request by the SEC for the amending or supplementing of such registration statement or prospectus or for additional information;

     (g) Prepare and file with the SEC, promptly upon the request of the Lender, any amendments or supplements to such registration statement or prospectus which, in the opinion of counsel for the Lender and counsel for the underwriter or manager of the offering, are required under the Securities Act or the rules and regulations thereunder in connection with the distribution of Common Stock by the Lender;

     (h) Prepare and promptly file with the SEC and promptly notify the Lender of the filing of such amendment or supplement to such registration statement or prospectus as may be necessary to correct any statements or omissions if, at the time when a prospectus relating to such securities is required to be delivered under the Securities Act, any event shall have occurred as the result of which any such prospectus or any other prospectus as then in effect would include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances in which they were made, not misleading;

     (i) In case the Lender or any underwriter for the Lender is required to deliver a prospectus at a time when the prospectus then in circulation is not in compliance with the Securities Act, the Company will prepare and file such supplements or amendments to such registration statement and such prospectus or prospectuses as may be necessary to permit compliance with the requirements of the Securities Act;



     (j) Advise the Lender, promptly after it shall receive notice or obtain knowledge thereof, of the issuance of any stop order by the SEC suspending the effectiveness of such registration statement or the initiation or threatening of any proceeding for that purpose and promptly use all reasonable efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued;

     (k) Not file any amendment or supplement to such registration statement or prospectus to which the Lender shall reasonably have objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Securities Act or the rules and regulations thereunder, after having been furnished with a copy thereof at least two (2) business days prior to the filing thereof; and

     (l)  At the request of the Lender (i) use all reasonable efforts to obtain and furnish on the effective date of the registration statement or, if such registration includes an underwritten public offering, at the closing provided for in the underwriting agreement, an opinion, dated such date, of the counsel representing the Company for the purposes of such registration, addressed to the underwriters, if any, and to the Lender, which shall contain such opinions as are customary in an underwritten public offering, or, if the offering is not underwritten, shall state that such registration statement has become effective under the Securities Act and that (or substantially to the effect that):  (a)
to the best of such counsel's knowledge, no stop order suspending the effectiveness thereof has been issued and no proceedings for that purpose have been instituted or are pending or contemplated under the Securities Act; (b)
the registration statement, related prospectus and each amendment or supplement thereto comply as to form in all material respects with the requirements of the
Securities Act and applicable rules and regulations of the SEC thereunder
(except that such counsel need express no opinion as to financial statements, schedules or other financial or statistical data contained therein); (c) such counsel has no reason to believe that either the registration statement or the prospectus or any amendment or supplement thereto (other than financial statements and schedules or financial and statistical data, as to which such counsel need not comment) contains any untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading; (d) the description in the registration statement or prospectus or any amendment or supplement thereto of all legal and governmental matters and all contracts and other legal documents or instruments described therein are accurate in all material respects; and (e)
such counsel does not know of any legal or governmental proceedings, pending or threatened, required to be described in the registration statement or prospectus or any amendment or supplement thereto which are not described as required, nor of any contracts or documents or instruments of the character required to be described in the registration statement or prospectus or amendment or supplement thereto or to be filed as exhibits to the registration statement, which are not described and filed as required; and (ii) use all reasonable efforts to obtain letters dated on such effective date, and such closing date, if any, from the independent certified public accountants of the
Company, addressed to the underwriters, if any, and to the Lender, stating that they are independent certified public accountants within the meaning of the
Securities Act and dealing with such matters as the underwriters may request, or, if the offering is not underwritten, stating that in the opinion of such accountants, the financial statements and other financial data pertaining to



the Company included in the registration statement or the prospectus or any amendment or supplement thereto comply in all material respects with the applicable accounting requirements of the Securities Act; such opinion of counsel shall additionally cover such legal matters with respect to the registration and with respect to which such opinion is being given as the Lender may reasonably request; such letter from the independent certified public accountants shall additionally cover such other financial matters, including information as to the period ending not more than five (5) business days prior to the date of such letter, with respect to the registration statement and prospectus, as the Lender may reasonably request.

     8.5 Expenses. With respect to each inclusion of Common Stock of the Lender in a registration statement pursuant to Sections 8.1 and 8.2 hereof, all registration expenses, fees, costs and expenses of and incidental to such registration, including any pubic offering in connection therewith, shall be borne by the Company (including the fees and disbursements of advisors retained by the Lender and counsel acting solely on behalf of the Lender); provided, however, that the Lender shall bear his pro rata share of the underwriting discount and commissions. The fees, costs and expenses of registration to be borne by the Company shall include, without limitation, all registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company (including the cost of any special audit requested in order to effect such registration), fees and disbursements of counsel for the underwriter or underwriters of such securities (if the Company and/or selling security holders are required to bear such fees and disbursements), all legal fees and disbursements and other expenses of complying with state securities or "Blue Sky" laws of any jurisdiction in which the securities to be offered are to be registered or qualified.

     8.6 Indemnification of The Lender. Subject to the conditions set forth below, in connection with any registration of securities pursuant to Sections
8.1 or 8.2 hereof, the Company agrees to indemnify and hold harmless the Lender as follows:

     (a) Against any and all loss, claim, damage and expense whatsoever arising out or based upon (including, but not limited to, any and all expense whatsoever reasonably incurred in investigating, preparing or defending any litigation, commenced or threatened, or any claim whatsoever based upon) any untrue or alleged untrue statement of a material fact contained in any preliminary prospectus (if used prior to the effective date of the registration statement), the registration statement or the final prospectus (as from time to time amended and supplemented if the Company shall have filed with the SEC any amendment thereof or amendment thereto) if used within the period during which the Company is required to keep the registration statement or prospectus current, or in any application or other document executed by the Company or based upon written information furnished by the Company filed in any jurisdiction in order to qualify the Company's securities under the securities laws thereof; or the omission or alleged omission therefrom of a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; or any other violation of applicable federal or state statutory or regulatory requirements or limitations relating to action or inaction by the Company in the course of preparing, filing, or implementing such registered offering;



provided, however, that the indemnity agreement contained in this Section 8.6(a) shall not apply to any loss, claim, damage, liability or action arising out of or based upon any untrue or alleged untrue statement or omission made in reliance upon and in conformity with any information furnished in writing to the Company by or on behalf of the Lender expressly for use in connection therewith;

     (b) Subject to the proviso contained in the last sentence of Section 8.6(a) above, against any and all loss, liability, claim, damage and expense whatsoever to the extent of the aggregate amount paid in settlement of any litigation, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission or any such alleged untrue statement or omission (including, but not limited to, any and all expense whatsoever reasonably incurred in investigating, preparing or defending against any such litigation or claim) if such settlement is effected with the written consent of the Company and no indemnity shall inure to the benefit of the Lender if the person asserting the claim failed to receive a copy of the final prospectus at or prior to the written confirmation of the sale of shares of Common Stock to such person if the untrue statement or omission had been corrected in such final prospectus and the failure to receive such final prospectus is not a necessary element of such person's claim;

     (c) In no case shall the Company be liable under this indemnity agreement with respect to any claim made against the Lender unless the Company shall be notified, by letter or by telegram confirmed by letter, of any claim made or action commenced against him, reasonably promptly (but in any event within twenty (20) days of receipt of such claim or, in the event that any summons or other service of process requires a responsive pleading within thirty (30) days or less time, within ten (10) days after receipt of such summons or other process) after the Lender shall have received notice of such claim or been served with the summons or other legal process giving information as to the nature and basis of the claim, but failure to so notify the Company shall not relieve it from any liability which it may have otherwise than on account of this indemnity agreement. The Company shall be entitled to participate at its own expense in the defense of any suit brought to enforce any such claim, but if the Company elects to assume the defense, such defense shall be conducted by counsel chosen by it, provided that such counsel is reasonably satisfactory to the Lender. In the event the Company elects to assume the defense of any such suit and retain such counsel, the Lender shall, after the date the Lender is notified of such election, bear the fees and expenses of any counsel thereafter retained by the Lender as well as any other expenses thereafter incurred by the Lender in connection with the defense thereof; provided, however, that the Company shall bear the fees and expenses of any such separate counsel retained by the Lender if the counsel representing the Company has a conflict of interest (which is not waived) with the Lender which would prohibit such counsel from representing the Lender.

     8.7  Indemnification of Company.  In connection with any registered offering pursuant to Section 8.1 and 8.2 above, the Lender agrees to indemnify and hold harmless the Company and each of the officers and directors and agents of it and each other person, if any, who controls the Company within the meaning of Section 15 of the Securities Act against any and all such losses, liabilities, claims, damages and expenses as are indemnified against by the
Company under Section 8.6 hereof; provided, however, that such indemnification



shall be limited to statements or omissions, if any, made (or in settlement of any litigation effected with the written consent of the Lender alleged to have been made) in any preliminary prospectus, the registration statement or prospectus or any amendment or supplement thereof or any application or other document in reliance upon, and in conformity with, written information furnished in respect of the Lender, by or on behalf of the Lender expressly for use in any preliminary prospectus, the registration statement or prospectus or any amendment or supplement thereof or in any such application or other document. In case any action shall be brought against the Company, or any other person so indemnified based on any preliminary prospectus, the registration statement or prospectus or any amendment or supplement thereof or any such application or other documents, in respect of which indemnity may be sought against the Lender, it shall have the rights and duties given to the Company, and each other person so indemnified shall have the rights and duties given to the Lender, by the provisions of Section 8.6(c) hereof. The Company agrees to notify the Lender promptly after the assertion of any claim against the Company in connection with the sale of securities covered by this Agreement.

     8.8 Future Registration Rights. The Company may agree with its shareholders other than the Lender to allow their participation in any registered offering which may be requested pursuant to Section 8.1 hereof, provided all such rights of participation under Section 8.1 hereof shall be subordinated to the rights of the Lender herein, in a manner reasonably satisfactory to the Lender and his counsel.

     9. Definitions. When used in this Agreement, the following terms shall have the meanings specified:

     (a) "Affiliate" shall mean any Person directly or indirectly controlling, controlled by or under direct or indirect common control with another Person.
A Person shall be deemed to control a corporation if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

     (b) "Common Shares" shall mean and include the Company's presently authorized shares of Common Stock and shall also include any capital stock of any class of the Company hereafter authorized which shall not be limited to a fixed sum or percentage of par value in respect of the rights of the holders thereof to participate in dividends or in the distribution of assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company; provided that the shares issuable pursuant to this Agreement shall include shares designated as Common Stock of the Company on the date hereof or, in case of any reclassification of the outstanding shares thereof, the stock, securities or assets provided for in Section 4(a) hereof.

     (c) "Common Stock" shall mean the common stock, $.01 par value per share, of the Company.

     (d) "Other Securities", as used in Section 8 hereof, shall mean any stock (other than Common Stock) and other securities of the Company or any other Person (corporate or otherwise) which the Lender at any time shall be entitled to receive, or shall have received, under this Agreement, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 4 hereof or otherwise.




     (e) "Person" shall mean and include an individual, partnership, corporation, trust, joint venture, incorporated organization and a government or any department or agency thereof.

     (f) "Termination Date" shall have the meaning assigned thereto in Section 6 hereof.

     10. Descriptive Headings. The descriptive headings of the several sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

     11. Notices. Any notice or other communication pursuant to this Agreement shall be in writing and shall be deemed sufficiently given upon receipt, if personally delivered or telecopied (with receipt acknowledged), or if mailed, upon deposit with the United States Postal Service by first class, certified or registered mail, postage prepaid, return receipt requested, addressed as follows:

     (a) If to the Company, to The Female Health Company, 919 North Michigan Street, Suite 2208, Chicago, Illinois 60611, Attention: Secretary, or such other address as the Company has designated in writing to the Lender.

     (b) If to the Lender, to Stephen Dearholt, c/o Response Marketing, 741 North Milwaukee Street, Milwaukee Wisconsin 53202 or to such other address as The Lender has designated in writing to the Company.

     12. Governing Law: Consent to Jurisdiction. The Company and the Lender each hereby consents to the exclusive jurisdiction of any state or federal court situated in Milwaukee County, Wisconsin, and waives any objection based on lack of personal jurisdiction, improper venue or forum non conveniens, with regard to any actions, claims, disputes or proceedings relating to this Agreement, or any document delivered hereunder or in connection herewith, or any transaction arising from or connected to any of the foregoing. Nothing herein shall affect either party's right to serve process in any manner permitted by law, or limit either party's right to bring proceedings against the other or their property or assets in the competent courts of any other jurisdiction or jurisdictions. This Agreement shall be construed and interpreted in accordance with the internal laws of the State of Wisconsin.

     13. Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

     14. Further Assurances. The Company agrees that it will execute and record such documents as the Lender shall reasonably request to secure for the Lender any of the rights represented by this Agreement.

     15. 1996 Stock Issuance Agreement. This Agreement supersedes and replaces the 1996 Stock Issuance Agreement in its entirety, which shall be of no further force or effect as of the date hereof.



     16. Entire Agreement: Amendment and Modifications. This Agreement constitutes the entire agreement between the Lender and the Company with respect to the subject matter hereof, superseding all previous communications and negotiations, and no representation, understanding, promise or condition concerning the subject matter hereof shall be binding upon either party unless expressed herein. This Agreement may be amended, modified or supplemented only by written agreement of the Company and the Lender.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              THE FEMALE HEALTH COMPANY



                              By:
                                   ----------------------------
                                   Chairman of the Board
                                   and Chief Executive
                                   Officer



                                   -----------------------------
                                   Stephen M. Dearholt