Form 10-Q
period 1997-06-30
FEMALE HEALTH CO
filed 1997-08-14
CIK 863894

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES    EXCHANGE
ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

Common Stock, $.01 Par Value -- 9,513,097 shares outstanding as of July 22,
1997

          Transitional Small Business Disclosure Format (check one):

                                Yes      No   X
                                   -----     -----





                                FORM 10-QSB

                THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                   INDEX


Part I.       Financial Information:                                   Page

              Unaudited Condensed Consolidated Balance Sheets -
                June 30, 1997 and September 30, 1996..........            3

              Unaudited Condensed Consolidated
                Statements of Operations -
                Three Months Ended June 30, 1997
                and June 30, 1996............................             4

              Unaudited Condensed Consolidated
                Statements of Operations -
                Nine Months Ended June 30, 1997
                and June 30, 1996............................             5

              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Nine Months Ended June 30, 1997
                and March 31, 1996...........................             6

              Notes to Unaudited Condensed Consolidated
                Financial Statements............................          7

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............         11


Part II.      Other Information

Exhibits and Reports on Form 8-K ...............................         15

SIGNATURES.......................................................        16



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,    September 30,
                                                     1997           1996
                                                  -----------   ------------
ASSETS
Current Assets:
 Cash and equivalents                             $   861,903  $ 2,914,080
 Accounts receivable, net                             414,659     457,226
 Inventories, net                                     541,803     967,398
 Prepaid expenses and other current assets            702,016     370,555
                                                  -----------  ----------
     Total current assets                           2,520,381   4,709,259

Note receivable, net of unamortized discount          831,736     810,997
Intellectual property rights and other assets       1,154,933   1,283,550

PROPERTY, PLANT AND EQUIPMENT                       3,976,815   4,933,194
  Less accumulated depreciation and amortization    (883,000)    (471,377)
                                                  -----------  -----------
     Net  Property, plant, and equipment            3,093,815    4,461,817
                                                  -----------  -----------
TOTAL ASSETS                                      $ 7,600,865  $11,265,623
                                                   ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes payable, net of unamortized discount       $   806,587  $1,986,570
 Trade accounts payable                               812,604     721,015
 Accrued expenses and other current liabilities       553,195   1,168,668
 Current portion long-term debt                        39,346   1,736,706
                                                  -----------  -----------
     TOTAL CURRENT LIABILITIES                      2,211,732   5,612,959

Long-term debt and capital lease obligations          520,738     477,296
Convertible debentures, net of unamortized
  discount                                                ---   1,910,000
Deferred gain on lease of facility (see Note 5)     1,847,744        ----
Other long-term liabilities                           221,866     321,096
                                                   ----------  -----------
     TOTAL LIABILITIES                              4,802,080   8,321,351
                                                   ----------  ----------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock                             ---         ---
  Common stock                                         95,132       72,117
  Additional Paid-in capital                       37,758,786   33,373,072
  Translation gain                                    257,583      83,858
  Accumulated deficit                             (35,312,716)(30,584,775)
                                                  -----------  -----------
     Total Stockholders' Equity                     2,798,785   2,944,272
                                                   ----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 7,600,865  $11,265,623
                                                  ===========  ===========

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         June 30,
                                                     1997       1996(a)
                                                  -----------  -----------
Net revenues                                      $   814,403  $  723,560
Cost of products sold                                 799,239   1,258,686
                                                   ----------  -----------
Gross margin (loss)                                    15,164    (535,126
                                                   ----------  -----------
Advertising & Promotion                               173,158     556,437
Selling, general and administrative                   759,403     701,629
                                                   ----------  -----------
Total Operating Expenses                              932,561   1,258,066
                                                   ----------  -----------
Operating loss                                      (917,397)  (1,793,192

Interest, net and other expense                        55,348     110,097
                                                   ----------   ---------
Loss from continuing operations                     (972.745)  (1,903,289)

Loss from discontinued operations                         ---         ---
                                                  -----------  -----------
Net loss                                          $ (972,745)  $(1,903,289)
                                                  ===========  ===========

Net loss per common shares outstanding

Continuing Operations                             $    (0.11)  $    (0.30)

Discontinued Operations                                   ---         ---

Weighted average number of common shares
  outstanding                                       9,161,125   6,451,086

(a) Certain reclassifications have been made to the financial statement for the quarter ended June 30, 1996 to conform to the current quarter presentation.

See notes to unaudited condensed consolidated financial statements.



                THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                                         June 30,
                                                     1997       1996(a)
                                                  -----------  -----------
Net revenues                                      $ 2,016,419  $1,454,068
Cost of products sold                               2,859,138   2,817,408
                                                   ----------  -----------
Gross margin (loss)                                 (842,719)  (1,363,340)
                                                   ----------  -----------
Advertising & Promotion                             1,480,639   1,034,458
Selling, general and administrative                 2,102,503   1,768,984
                                                   ----------  -----------
Total Operating Expenses                            3,583,142   2,803,442
                                                   ----------  -----------
Operating loss                                    (4,425,861)  (4,166,782)

Interest, net and other expense                       302,080     175,999
                                                   ----------   ---------
Loss from continuing operations                   (4,727,941)  (4,342,781)

Loss from discontinued operations                         ---     (4,461)
                                                  -----------  -----------
Net loss                                          $(4,727,941) $(4,347,242)
                                                  ===========  ===========

Net loss per common shares outstanding

Continuing Operations                             $    (0.58)  $    (0.68)

Discontinued Operations                                   ---         ---

Weighted average number of common shares
  outstanding                                       8,095,955   6,412,112

(a) Certain reclassifications have been made to the financial statement for the nine months ended June 30, 1996 to conform to the current period presentation.

     See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                         June 30,
                                                     1997         1996
                                                  -----------  -----------
OPERATIONS:
Net (loss)                                        $(4,727,941) $(4,347,242)
Adjusted for noncash and nonoperating items:
 Depreciation and amortization                        495,135     367,964
 Noncash interest                                     577,574       5,495
 Changes in operating assets and liabilities        (809,442)   (167,397)
                                                  -----------  -----------
Net cash provided (used) in operating activities  (4,464,675)  (4,141,180)
                                                  -----------  -----------
INVESTING ACTIVITIES:
Capital expenditures                                 (82,178)   (648,004)
In connection with the purchase of Chartex                ---  (5,191,565)
In connection with the sale of Holdings                   ---   6,568,392
Lease of facility (see Note 5)                      3,291,410         ---
                                                  -----------  -----------
Net cash provided (used) in investing activities    3,209,232     728,823
                                                  -----------  -----------
FINANCING ACTIVITIES:
Borrowings                                          2,507,602   2,160,000
Debt repayments                                   (4,040,848)   (171,214)
Proceeds from the issuance of common stock
  and warrants                                       776,352      329,642
                                                  -----------  -----------
Net cash provided (used) in financing activities    (756,894)   2,318,428
                                                  -----------  -----------
Effect of exchange rate change on cash and
  equivalents                                        (39,840)       1,628
                                                  -----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (2,052,177)  (1,092,301)
Cash and equivalents at beginning of period         2,914,080   1,521,344
                                                  -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $   861,903  $  429,043
                                                  ===========  ===========
Schedule of noncash financing and investing activities:
Conversion of Convertible Debentures into
  Common Stock                                    $ 4,020,000  $      ---


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

Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE 2 - Net Income (Loss) Per Share

Income (loss) per share is calculated using the weighted average number of shares of the Company's common stock outstanding during the period.

The FASB has issued Statement No. 128, Earnings per Share, which requires the presentation of basic and, under certain circumstances, diluted earnings per share by all public companies which have common stock or potential common stock, such as options, warrants and convertible securities. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has numerous potential issues of common stock outstanding that become exercisable if certain conditions are met, including options to employees and options and stock purchase warrants to certain non-employees. Shares issuable upon the exercise of vested, in-the-money stock options and warrants totaled 695,067 and 407,333 as of June 30, 1997 and June 30, 1996, respectively. If the Company had applied Statement No. 128 in the accompanying financial statements only basic loss per-share data would have been required. The inclusion of common stock equivalents in per-share data would have resulted in a reduction in the loss per share for each of the periods as compared to the amounts reported for the basic per-share data.


NOTE 3 - Discontinued Operations and Sale of Holdings

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

On June 20, 1995, the Company entered into a stock purchase agreement with WPC Acquisition Corporation for the sale of the issued and outstanding common stock of Holdings. The sale of Holdings was approved by the Company's shareholders on January 18, 1996, and was consummated on January 29, 1996. The excess of the Company's investment in Holdings at closing (adjusted for intercompany amounts and the reimbursement to Holdings of certain expenses and after deducting the net deferred operating losses of Holdings for the period October 1, 1995 through the date of sale) over the fair value of the consideration received was $4,461. The Company recorded the excess as a loss on sale of discontinued operations during the quarter ended March 30, 1996.

Note 4 - Acquisition of Chartex

On February 1, 1996, the Company completed the purchase of all of the issued and outstanding share capital of Chartex Resources Limited the parent company and sole owner of stock in Chartex International, PLC (collectively referred to as "Chartex"). Chartex owns certain worldwide intellectual property and proprietary manufacturing technology for the female condom. Chartex operates a manufacturing facility in London, England to supply the worldwide needs of the female condom. The acquisition of Chartex was accounted for as a purchase.
The fair value of total consideration paid for Chartex was less than the fair value of the net assets purchased by $7.5 million. The Company reduced, on a pro rata basis, the fair value of Chartex's long-term assets by the amount of this bargain purchase.

The results of Chartex are combined with the Company after the February 1, 1996 acquisition date. Unaudited pro forma consolidated results of operations for the nine month period ended June 30, 1996 as though Chartex had been acquired as of October 1, 1995 follow:

                                           Nine Months
                                              Ended
                                             June 30,
                                              1996
                                           -----------

Net revenues                               $1,510,000
Net loss                                   (5,741,000)
Net loss per share                         $  (0.90)
Weighted average number of common
  shares outstanding                       6,412,112

The above amounts reflect adjustments for amortization of intangibles, and depreciation based upon revalued purchased assets, imputed interest on borrowed funds and the elimination of intercompany transactions. The pro forma information is not necessarily indicative of the results that would have occurred had the purchase been made at the beginning of the period or of the future results of the combined operations.


NOTE 5 - Lease of Manufacturing Facility

On December 10, 1996, the Company's subsidiary, Chartex Resources, Ltd. ("Chartex") entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received up front consideration of 1,950,000 Pounds Sterling for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for 1 Pound Sterling during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for 195,000 pounds per year until 2016. The Company was also required to make a security deposit of 195,000 pounds to be reduced in subsequent years. The facility had a net book value of 762,307 pounds on the date of the transaction. The 1,139,155 pounds gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Concurrent with this transaction, the Company repaid the mortgage loan on this property of 1,062,500 pounds.

NOTE 6 - Inventories

The components of inventory consist of the following:

                                                     June 30,
                                                       1997

Raw Material and work in process                    $  304,049
Finished Goods                                       1,859,904
                                                    ----------
Inventory, gross                                     2,163,953
Less: Inventory reserves                            (1,622,152)
                                                    ----------
Inventory, net                                      $  541,801
                                                    ==========
NOTE 7 - Sale of Convertible Preferred Stock

Subsequent to June 30, 1997, the Company commenced the Private Placement of 800,000 shares ($2.50 per share) of Class A Convertible Preferred Stock ("Preferred Stock"), $.01 Par Value, with an over-allotment, if exercised, for an additional 240,000 shares. Each share of Preferred Stock is convertible into one share of the Company's common stock on or after August 1, 1998. The shares are redeemable by the Company on or after August 1, 2000 at a price per share of $2.50 plus accrued but unpaid dividends. Each share of Preferred Stock will receive annual dividends of $.20 if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the Preferred Stock. In the event of a liquidation or dissolution of the Company, the Preferred Stock would have priority over the Company's common stock. Under certain conditions, the Company's Placement Agents will receive 80,000 warrants (104,000 if the over-allotment is exercised) to purchase common stock for $2.50 on or after August 1, 1998. As of August 13, 1997, the Company had received commitments for 800,000 shares for net proceeds of $1.8 million, $2.0 million in gross proceeds less selling commissions and offering expenses.


NOTE 8 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $8.7 million for the year ended September 30, 1996, a loss of $4.7 million for the nine months ended June 30, 1997 and as of June 30, 1997 had an accumulated deficit of $35.1 million. At June 30, 1997, the Company had working capital of $.3 million and stockholders' equity of $2.8 million. Consistent with the availability of resources, the Company expects to incur substantial expenditures in fiscal 1997 in an effort to support its manufacturing operations and increase awareness and distribution of the female condom around the globe.

For the Company to begin generating cash from operations, sales of the female condom will have to increase significantly from current levels. Increased sales of the female condom are dependent on the following: demand where marketing has been initiated including the United States and in the global public sector; launches in countries where the Company has partners including Japan and Canada; and concluding new partnership agreements for other key new markets or in existing markets. Management is currently holding discussions with potential partners for distribution of the female condom in major markets around the world. While management is confident that it will be able to conclude arrangements for additional distribution, no assurance can be given that successful agreements will be reached in the near term or at all.

Until sales increase sufficiently to cover fixed overheads and advertising costs, management recognizes that the Company must generate additional capital and/or modify its current operating plans. Thus, management's plans include the sale of additional equity or debt securities under appropriate market conditions during the current fiscal year. However, there can be no assurance that such actions will be consummated. At various points during the developmental stage of the product, the Company was able to secure additional capital, in large part through the sale of equity and debt securities. As a result, the Company was able to obtain FDA approval, certain worldwide rights, manufacturing facilities and equipment, and to commercially launch the female condom. Management believes that recent developments, including increasing sales volume, the Company's multi-year agreement with UNAIDS for potential first year distribution of more than eight million devices in developing countries and significant interest by potential partners, provides an indication of the Company's early success in broadening awareness and distribution of the female condom and may benefit efforts to raise additional capital. Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances. While the Company intends to pursue these opportunities to raise additional capital, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to support the female condom and to curtail certain other of its operations or to cease operations.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

The Female Health Company ("FHC" or the "Company") markets and manufactures the female condom, the only product approved by the United States Food and Drug Administration ("FDA"), which is under a woman's control that prevents unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS. The Company owns certain global intellectual property rights relating to the female condom including: patents in the United States, Japan, the European Union, and The People's Republic of China; and regulatory approvals in certain countries, including a Pre-Market Approval ("PMA") in the United States and the CE Mark in the European Union. The Company also owns certain proprietary manufacturing technology and equipment related to the production of the female condom.

Management believes potential global sales of the female condom are significant. The statistics regarding the global incidence of sexually transmitted diseases and unintended pregnancies are grim and getting worse. Until recently, the only birth-control and STD prevention option for sexually-active individuals was the male condom. Every year an estimated four billion male condoms are distributed worldwide. Management believes that because the female condom offers certain advantages over the male condom and because most potential customers have not yet tried the female condom, a significant opportunity exists to increase the product's usage and market share.

Recent developments supporting this view include the following:
A study supported by the Joint United Nations Global Programme on AIDS ("UNAIDS") evaluated the effects of providing the female condom to high risk groups. The study compared data from a group which had both female and male condoms to a group which had only male condoms. The study showed that the group which had availability to the female condom had a 34% lower incidence rate of STDs compared to the group which had only male condoms. In addition, the study showed that use of the female condom led to 25% fewer unprotected sex acts compared to the group which had only male condoms. The results of this study led UNAIDS to announce its intention to promote the female condom as a valuable weapon in the fight against HIV/AIDS.

Clinical studies conducted in Japan on the female condom were published in the July 1997 issue of "The World of Obstetrics and Gynecology," a leading Japanese medical journal. The clinical investigators stated that "the results from the study show that the female condom is acceptable to Japanese couples, is efficacious, and can be used safely. It is judged to be a highly useful medical device."


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June, the female condom was launched in Zimbabwe with the brand name Care Contraceptive Sheath ("Care") by Population Services International ("PSI"), a non-governmental organization, on behalf of the National AIDS Coordination Program and the Zimbabwe National Family Planning Council. The launch of Care was the first utilizing a branded female condom in Africa. Johnson & Johnson distributes Care in Zimbabwe on behalf of PSI. Preliminary research commissioned by PSI in early 1997 showed that 56% of men and 50% of women in Zimbabwe were interested in using the female condom.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,1996 The Female Health Company had revenues of $814,403 and a net loss of $972,745 ($.11 per common share) for the three months ended June 30, 1997 compared to revenues of $723,560 and a net loss of $1,903,289 ($.30 per common share) for the three months ended June 30,1996. As discussed more fully below, the Company's net loss was principally related to excess capacity at its manufacturing facility and administrative expenses structured to support a greater sales level than achieved to date.

For the current quarter, net sales increased $90,843, or 13%, compared with the same period last year. The higher sales resulted primarily from increased sales to global public sector markets offset by a decline in shipments to an international distributor which purchased product in the third quarter last year for a fourth quarter commercial launch.

Cost of goods sold decreased $459,446 to $799,239 in the current quarter from $1,258,685 for the same period last year. Both the current quarter and the comparable period last year reflect the costs of excess capacity at the Company's manufacturing facility. The decline in cost of goods sold was caused by a $457,430 reduction in the provision for obsolete inventory. Subsequent to the establishment of the reserve for obsolete inventory in fiscal 1996, the FDA increased the useful life of the Company's product from three years to five years. Based in large part on this change, the Company adjusted its inventory obsolescence reserves in the current quarter.

Advertising and promotional expenditures decreased $383,279 to $173,158 in the current quarter from $556,437 for the same period in the prior year. The decline reflected a reduction in current period print advertising in the US compared to the third quarter last year.

Selling, general and administrative expenses increased $57,774, or 8%, to $759,403 in the current quarter from $701,629 for the same period last year. The higher costs reflected increased spending for investor relations and employee compensation, partially offset by lower spending on research and development.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Continued

Net interest and nonoperating expenses decreased to $55,349 for the current period from $110,097 for the same period the prior year. The decrease is due to one-time nonoperating income offset partially by higher interest expense attributable to an increased level of debt outstanding.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30,1996

The Female Health Company had net revenues of $2,016,419 and a net loss of $4,727,941 ($.58 per common share) for the nine months ended June 30, 1997 compared to revenues of $1,454,068 and a net loss of 4,347,242 ($.68 per common share) for the nine months ended June 30, 1996. As discussed more fully below, the increase in the Company's net loss was principally caused by unabsorbed manufacturing overheads due to excess capacity, and increased advertising and administrative expenditures.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30,1996

For the nine months ended June 30, 1997, sales increased $562,351, or 39%, compared with the same period last year. The higher sales are due to increased unit sales to domestic public sector agencies, US retailers, global public sector customers, and FHC's international distribution partners, partially offset by lower unit prices on sales to domestic public sector agencies.

Cost of goods sold increased $41,731 to $2,859,138 in the current nine month period from $2,817,408 for the same period last year. The increase was primarily due to the inclusion of fixed manufacturing overheads at the Company's manufacturing facility in all months of the current fiscal year compared to seven months in the comparable period last year offset by a reduction in the provision for obsolete inventory in the current period.

Advertising and promotional expenditures increased $446,181 to $1,480,639 for the nine months ended June 30, 1997 from $1,034,458 for the same period in the prior year. The current period amounts largely reflect a continuation of the Company's print advertising campaign and a single market test of the Company's television commercial.

Selling, general and administrative expenses increased $333,520, or 19%, to $2,102,503 in the current period from $1,768,984 for the same period last year. The increase primarily reflected higher expenses for investor relations, legal and employee compensation offset by lower research and development expenditures.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest and nonoperating expenses increased to $302,080 for the current period from $175,999 for the same period the prior year. The increase is due to higher interest expense attributable to a higher level of debt and higher cost borrowings partially offset by nonoperating income.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the female condom. During the first nine months of fiscal year 1997, cash used in operations totaled $4.5 million. In addition, debt repayments during the first nine months amounted to $4.0 million. The Company funded cash used in operations and debt repayments with the funds received from leasing its manufacturing facility ($3.3 million, see
Note 5), cash available at the beginning of the period ($2.9 million), and the sale of debt and equity securities ($3.3 million). During the first nine months of the 1997 fiscal year, $4.0 million of the Company's convertible debentures were converted into Common Stock. As a result, as of June 30, 1997, the Company had no convertible debentures outstanding.

At June 30, 1997, the Company had current liabilities of $2.2 million, including a $1.0 million note payable due March 25, 1998. The Company will need to raise additional capital to fund expected operating losses and short-term debt repayment requirements.

Management believes that sales of the female condom will increase as a result of additional marketing and consumer education in the United States, new partnership agreements for key markets, and as a result of increased shipments to global public sector customers. With increased sales and a commensurate rise in production levels, management expects losses to decline, and at certain levels of sales and production, to become profitable. Accordingly, the Company's current plan to increase sales includes substantial expenditures aimed at developing the market for the female condom around the world. Management recognizes that the Company must secure additional funds in the near term to accomplish its current plans. As a result, management's current plans include the sale of additional equity or debt.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL - (continued)

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

3.1            Amended and Restated Articles of Incorporation. (1)

3.2            Amended and Restated By-Laws. (2)

4.1            Amended and Restated Articles of Incorporation. (1)

4.2 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.2). (1)

27             Financial Data Schedule

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE FEMALE HEALTH COMPANY


DATE: August 14, 1997                  /s/O.B. Parrish
                                   ---------------------------
                                   O. B. Parrish, Chairman
                                   and Chief Executive Officer


DATE: August 14, 1997                  /s/Mark A. Osborn
                                   ------------------------------
                                   Mark A. Osborn, Vice President
                                   and Chief Financial Officer