Form 10KSB
period 1997-09-30
FEMALE HEALTH CO
filed 1997-12-29
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal year ended September 30, 1997

                                      OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the transition period from _________________ to _________________

                        Commission file number 0-18849

                          THE FEMALE HEALTH COMPANY
                (Name of Small Business Issuer in Its Charter)

           Wisconsin                                    39-1144397
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

919 N. Michigan Ave., Suite 2208, Chicago, Illinois        60611
(Address of Principal Executive Offices)               (Zip Code)

               Issuer's Telephone Number, Including Area Code
                                (312) 280-2281

  Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Stock, $.01 par value
                               (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [
  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

As of December 26, 1997, 9,546,930 shares of Common stock were outstanding. As of December 26, 1997, the aggregate market value of shares of Common stock held by non-affiliates was approximately $30 million (based upon the last reported sale price of $3.4375 on that date on the American Stock Exchange).

                      Documents Incorporated by Reference



 Document                          Part of Form 10-KSB Into Which Incorporated
-------------                      ------------------------------------------
The Company's Notice of
Annual Meeting of Shareholders
and Proxy Statement for the 1998                  Part III, Items 10, 11, 12
and 13 Annual Meeting of Shareholders



                              FORM 10-KSB INDEX

PART I

Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters To A Vote Of Security Holders
Supplemental Item. Executive Officers Of Registrant

Part II

Item 5. Market For Common Equity and Related
     Stockholder Matters
Item 6. Management's Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements With Accountants On
  Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership Of Certain Beneficial Owners and
     Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, List and Reports on Form 8-K



          CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-KSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations, factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing, limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets; and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates. the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities, the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions, the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel, the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual
property rights.

PART I

Item 1.   Description of Business

General

The Female Health Company ("FHC" or the "Company") markets, manufactures and sells the Female Condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

The Female Condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in over 25 additional countries. Certain of these studies show that having the Female Condom available allows women to have more options, resulting in an approximately 30% increase in protected sex acts. Furthermore, the studies showed that when the Female Condom is available as a choice, there is an approximately 35% decrease in STDs, including HIV/AIDS.

The Product is currently sold to both commercial (private sector) and public sector markets in ten countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh, and the Company anticipates that the product will be marketed in these countries in the coming months. The Company's partner in Japan, Taiho Pharmaceutical Co., Ltd. ("Taiho"), submitted a formal application for regulatory approval with Koseisho, the Japanese regulatory agency in October 1997 and expects to receive approval to begin marketing the Female Condom during 1998. The Company is currently in discussions with potential distributors for India and The People's Republic of China and other countries.

In addition to the commercial market, the Female Condom is sold to the global public sector. In particular, the Product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood in the United States. Following several years of testing the efficacy and acceptability of the Female Condom, the Product received a formal endorsement by The World Health Organization (WHO) and the Joint United Nations Programme on AIDS (UNAIDS). In 1996, the Company entered into a three-year agreement with UNAIDS, whereby UNAIDS will facilitate the availability and distribution of the Female Condom in the developing world and the Company will sell the Product to developing countries at a reduced price based on the total number of units purchased. Pursuant to this agreement, the Product is currently being marketed in Zambia and Zimbabwe with plans for 1998 market introductions in South Africa, Uganda, Tanzania, Cote d' Ivoire and other countries. As part of the UNAIDS agreement, the South African government recently ordered one and one-half million Female Condoms which are fully funded for delivery in fiscal year 1998.

Global Market

WHO estimates there are more than 300 million new cases of STDs worldwide each year, excluding HIV, and most of those diseases are more easily transmitted to women than to men. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of new cases by the year 2000. Although it is estimated the annual global male condom market now exceeds four and one-half billion units, the majority of all sex acts are

still completed without protection, resulting in the rapidly increasing incidence of STDs. A study conducted by UNAIDS showed that having the Female Condom available, as compared to only having male condoms available, increased the incidence of protected sex by 25% and, correspondingly, caused a 34% decrease in STDs. A study conducted by the Philadelphia Department of Public Health showed similar results with a 30% decrease in unprotected sex. The Company believes that the Product is positioned to gain market share from the male condom as well as to achieve substantial sales volume from people who, because there is now an alternative to the male condom, will use the Product instead of having unprotected sex.

Advantages vs. the Male Condom

The Female Condom is currently the only available barrier method controlled by women which allows them to protect themselves from STDs, including HIV/AIDS and unintended pregnancy. Although latex male condoms also offer protection against STDs, the Female Condom possesses a certain number of advantages. The most important advantage is that a woman can control whether or not she is protected. Many men do not like to wear male condoms and may refuse to do so.

The material that is used for the Female Condom, polyurethane, offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is 40% stronger than latex, reducing the probability that the Female Condom sheath will tear during use. Clinical studies and everyday use have shown that latex male condoms can tear between 4% to 8% of the times they are used, while studies show that the Female Condom tears in less than 1% of uses. Unlike latex, polyurethane quickly transfers heat, so the Female Condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The Product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. There is no reported allergy to date to polyurethane. The Female Condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sex than the male condom which requires sexual arousal for application.

Safety and Efficacy

Based on use of the Product in clinical trials and four years of worldwide marketing, the Female Condom has been proven to be safe and effective. There have been no safety issues or side effects noted with the Female Condom. Current studies show that the Female Condom is 95% efficacious in protecting against pregnancy when used correctly and consistently, comparable to male condoms and other barrier methods like diaphragms and cervical caps. Studies that were conducted in Japan as part of the regulatory approval process indicate that the efficacy of the Product may be even higher. As a preventive measure against STDs, the Female Condom has also proven to be highly effective, as has been documented by several studies, including the UNAIDS study.

Worldwide Regulatory Approvals

The Female Condom received PMA approval as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the Female Condom throughout the European Union. In addition to the



United States and the European Union, several other countries have approved the Female Condom for sale, including Canada, Russia, Australia, South Korea and Taiwan. The Company expects the Female Condom to receive approval in Japan in 1998.

The Company believes that the Female Condom's PMA approval and FDA classification as a Class III Medical Device create a significant barrier to entry. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of Female Condom.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of the Female Condom.

Japanese Market Opportunity

In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have never been approved in Japan and, as a result, 85% of Japanese couples seeking protection use condoms. The Female Health Company's partner in Japan is Taiho Pharmaceuticals, a $1 billion subsidiary of Otsuka Pharmaceutical Co., Ltd., which is a $5 billion Japanese health care company. The agreement between the Company and Taiho provides that Taiho perform clinical testing of the Product in Japan and obtain necessary regulatory approvals. After approval, expected in 1998, the Company will manufacture the Product and supply it to Taiho, which will have responsibility for marketing and distributing the Female Condom in Japan. Results of the clinical tests in Japan show that the Female Condom may be more effective in preventing pregnancy than the male condom and has a high acceptance rate of 70% among Japanese women. Taiho plans to market the Female Condom under the name "Mylura Femy."

Relationships and Agreements with Public Sector Organizations

Currently, it is estimated more than one billion male condoms are distributed worldwide by the public sector each year. The Female Condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the Female Condom decreases the amount of unprotected sex by as much as a third over male condoms alone.

In the U.S. currently, city and state governments in New York, Pennsylvania, Washington, Illinois, Chicago, Philadelphia, New York, San Francisco and Florida, have purchased Female Condoms for distribution, with a number of others expressing interest.

In November 1996, FHC signed an agreement with UNAIDS regarding the sale of Female Condoms to developing countries. UNAIDS solicited interest levels from approximately 180 countries in order to gauge their potential demand for Female Condoms. To date, more than 80 countries have expressed interest, indicating a near-term demand for approximately eight million Female Condoms. Several countries have commenced, or are about to commence, introduction of the Product under the UNAIDS agreement, including Zambia, Zimbabwe, South Africa, Uganda, Tanzania and Cote d' Ivoire.

State-of-the-Art Manufacturing Facility

The Company manufactures the Female Condom in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year. With additional equipment, this capacity can be significantly increased.

Government Regulation

In the U.S., the Female Condom is regulated by the U.S. Food and Drug Administration ("FDA"). Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the Pre-Market Approval ("PMA") if the FDA finds that the Female Condom is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended, or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

Competition

The Company's Female Condom competes in part with male condoms. Male condoms typically cost less and have brand names that are more widely recognized than the Female Condom. Further, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than The Female Health Company.

Further, other parties may develop a Female Condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Employees

As of November 30, 1997, the Company's operations had 65 full-time employees within the U.S. and the U.K. and 1 part-time employee. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At November 30, 1997, the Company had unfilled orders of $1,130,134. Comparable amount as of November 30, 1996 was $155,307. All of these unfilled orders are expected to be filled during Fiscal 1998.

Patents And Trademarks

The Company currently holds product and technology patents in the United
States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European
Patent Convention, Canada, The People's Republic of China, New Zealand,
Singapore, Hong Kong and Australia.  Additional product and technology patents are pending in Brazil, South Korea, Germany, Japan and several other countries.  The patents cover the key aspects of the Female Condom, including its overall design and manufacturing process. The Company licenses the trademark "Reality" in the United States and has trademarks on the names
"femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 27 trademarks in 14 countries to protect the various



names and symbols used in marketing the Product around the world. In addition, the experience that has been gained through years of manufacturing the Female Condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

Research And Development

In 1997 and 1996, the Company incurred research and development costs from continuing operations of $60,811 and $361,094, respectively. These expenditures have primarily been related to conducting clinical trials of the Female Condom.

Industry Segments And Financial Information About Foreign And Domestic
Operations

See Note 11 in financial statements included herein at Part II, Item 7.

History

The Female Condom was invented by a Danish physician who obtained a U.S. patent for the product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the Female Condom to market in certain non-U.S. countries. Wisconsin Pharmacal Company, Inc., which then owned certain rights to the Female Condom in the U.S., Canada, and Mexico, pursued the pre-clinical and clinical studies and overall development of the product for worldwide use and U.S. FDA approval of the product.

The Female Health Company is the successor to Wisconsin Pharmacal Company, Inc., a company which previously manufactured and marketed a wide variety of disparate specialty chemical and branded consumer products in addition to owning certain rights to the Female Condom described above. A summary of the Company's origins follows.

In fiscal 1995, the Company's Board of Directors approved a plan to complete a series of actions designed, in part, to maximize the potential of the female condom. First, the Company restructured and transferred all of the assets and liabilities of the Company other than those related primarily to the female condom to a newly formed, wholly-owned subsidiary of the Company, WPC Holdings, Inc. ("Holdings"). In January 1996, the Company sold Holdings to an unrelated third party. Then, in February 1996, the Company acquired Chartex (renamed The Female Health Company - UK in 1997), the manufacturer and owner of certain worldwide rights to, and the Company's sole supplier of, the female condom. As a result of the sale of Holdings and the acquisition of Chartex, The Female Health Company evolved to its current state with its sole business consisting of the manufacture, marketing and sale of the Female Condom.

The FDA approved the Female Condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time the Company has sold over eight million Female Condoms and expanded distribution of the Female Condom to 10 countries around the world.

Item 2. Description of Property

The Company leases approximately 4,500 square feet of office space at 875 North Michigan Avenue, Suite 3660, Chicago, IL 60611. The lease expires in 2001. The Company also leases approximately 1,900 square feet for corporate offices at 919 North Michigan Avenue, Suite 2208, Chicago, Illinois, 60611. The lease expires January 31, 2001. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the Female Condom. The Company manufactures the Female Condom in a 40,000 square foot leased facility located in London, England. The FDA-approved manufacturing process is subject to periodic inspections by the FDA. Current capacity at the manufacturing facility is approximately 60 million Female Condoms per year. Management believes the properties are adequately insured.

Item 3. Legal Proceedings.

The Company is not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended September 30, 1997.

Supplemental Item. Executive Officers Of Registrant

Certain information about the Company's executive officers as of December 31, 1997, is as follows:

NAME                      POSITION                                      AGE
------------------------------------------------------------------------------
O.B. Parrish              Chairman, Chief Executive Officer, Director   64
Mary Ann Leeper, Ph.D.    President, Chief Operating Officer, Director  57
William R. Gargiulo, Jr.  Vice President - International, Secretary,
                          Director                                      69
Jack Weissman             Vice President - Trade Sales                  49
Michael Pope              Vice President - UK Operations                40

Mr. Parrish has served as Chief Executive Officer since 1994 and as Chairman of the Board and director of the Company since 1987. He is currently acting as the Chief Financial and Accounting Officer of the Company. Mr. Parrish has been a shareholder and a director of Phoenix Health Care of Illinois, Inc. ("Phoenix") since 1987. Phoenix is the owner of approximately 2.83% of the outstanding common stock of the Company. Mr. Parrish also was the Co-Chairman and a director of Inhalon Pharmaceuticals, Inc. and is Chairman and a director of ViatiCare LTD Financial Services LLC. Mr. Parrish is also a Trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"). From 1974 until 1977, Mr. Parrish was the President of Searle International. Prior to Searle, Mr. Parrish was Executive Vice President of Pfizer's International Division.

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996 and as an officer and director of the Company since 1987.
From 1994 until 1996, Dr. Leeper served as President and Chief Executive
Officer of The Female Health Company Division, and, from 1989 until 1994, as Senior Vice President - Development of the Company. Dr. Leeper is a shareholder and has served as a Vice President and director of Phoenix since 1987. Previously, Dr. Leeper served as Vice President - Market Development



and in other management positions for Searle. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research.

Mr. Gargiulo has served as Vice President and Secretary of the Company from 1996 to present, as Assistant Secretary of the Company from 1989 to 1996, as Vice President - International of The Female Health Company Division from 1994 until 1996, as Chief Operating Officer of the Company from 1989 to 1994, and as General Manager of the Company from 1988 to 1994. Mr. Gargiulo has also served as a director of the Company since 1987. Mr. Gargiulo is a trustee of a trust which is a stockholder of Phoenix. From 1984 until 1986, Mr. Gargiulo was the Executive Vice President of Searle's European operations. From 1976 until 1984, Mr. Gargiulo was the Vice President of Searle's Latin American operations.

Mr. Weissman has served as Vice President-Trade Sales since June 1995. From 1992 to 1994, Mr. Weissman was Vice President-Sales for Capitol Spouts, Inc. From 1989-1992, he acted as General Manager-HTV Group, an investment group involved in the development of retail stores. From 1979 to 1989, Mr. Weissman held various management positions at Searle's Consumer Products Group and at The NutraSweet Company, a Searle subsidiary.

Mr. Pope has served as Vice President of the Company since 1996 and as General Manager of The Female Health Company - UK since its acquisition by FHC in 1996. Mr. Pope has also served as a director of The Female Health Company - UK since 1995. Previously, Mr. Pope was Director of Technical of Operations for Chartex which included responsibility for manufacturing, engineering, process development and quality assurance. Prior to joining Chartex, Mr. Pope was Production Manager and Technical Manager for Franklin Medical, a manufacturer of disposable medical devices.


PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the American Stock Exchange under the symbol "FHC". Prior to January 26, 1995, the Company's common stock traded over-the-counter on the NASDAQ Small-Cap Market (symbol "WPCI"). The approximate number of record holders of the Company's common stock at December 9, 1997 was 502. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below.

1997                                      FIRST    SECOND     THIRD     FOURTH
------------                             ------   -------   -------     ------
Price per common share - High            $6 1/4    $4 1/8    $3 3/8         $4
Price per common share - Low             $3 3/4  $1 13/16  $1 11/16     $2 7/8

1996 *
-------------

Price per common share - High          $3 15/16  $4 15/16    $6 1/2    $6 9/16
Price per common share - Low             $2 5/8  $2 11/16  $3 15/16     $4 3/8

* Continuing Operations

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

Over the past few years, the Company completed significant aspects of the development and commercialization of the Female Condom. These initiatives have resulted in the attainment of proprietary manufacturing technology and product design patents, necessary regulatory approvals, endorsements from various organizations within the world medical community, and the development of significant manufacturing capacity. These steps, taken as part of the Company's plan to develop and sell a product with global commercial and humanitarian value, have required the expenditure of significant amounts of capital and resulted in significant operating losses including the period 1996 through 1997.

The Company has begun the process of developing the commercial market for the Female Condom around the world. As part of this plan, the Company has completed a number of distribution agreements and is pursing other arrangements for the marketing and sale of the Female Condom. Management believes that as the number of markets in which the Female Condom is sold increase, sales will grow and at certain levels the Company will become profitable. However, there can be no assurance that such level of sales will be achieved in the near term or at all.

Results Of Operations

Fiscal Year Ended September 30, 1997 ("1997") Compared to Fiscal Year Ended September 30, 1996 ("1996")

The Company had revenues of $2.9 million and a net loss of $(5.6) million (($0.67) per share) in 1997 compared to net revenues of $2.1 million and a net loss of $(8.7) million (($1.31) per share) in 1996.

As discussed more fully below, the 1997 loss principally resulted from fixed manufacturing overhead and administrative costs, configured to support significantly greater volume levels. Over the past two years, the Company has acquired manufacturing capacity and created an organizational structure which management believes will enable it to increase the sales of the Female Condom and manage the accompanying growth.

Revenues increased $0.8 million (41%) in 1997 over the prior year. The increase in revenues principally related to initial shipments to developing countries under the Company's agreement with UNAIDS and increased US trade sales, partially offset by a decline in US public sector sales due, in part, to a reduction in selling price.

In 1997, cost of goods sold declined $1.2 million from $4.7 million in 1996 to $3.5 million in 1997 principally due to a $1.1 million favorable adjustment to the Company's inventory reserves in the fourth quarter, a direct result of the FDA's approval of an extension in the product's useful life to 5 years from 3 years. In 1996, based on the then existing three-year useful life, cost of goods sold included a $1.0 million charge for a reduction in the expected realizable value of the Company's inventory.

Excluding the effects of the inventory reserves, cost of goods sold increased $0.9 million (23%) in 1997 due to both increased sales and the inclusion of a full year of costs from the Company's manufacturing operations compared to eight months in 1996. During 1997 and 1996, gross margins were negatively affected by excess capacity at the Company's UK-based manufacturing facility. For both 1997 and 1996, output at its manufacturing facility was less than 5% of the facility's annual capacity.

Advertising and promotion expenditures decreased 17% to $1.6 million in 1997 compared to $2.0 million in 1996. Advertising and promotion relates almost exclusively to the US market and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs incurred to increase consumer awareness and purchases of the Female Condom. The Company's decision to secure a marketing and distribution partner for the US and European markets limited such spending in the second half of 1997.

Selling, general and administrative expenses totaled $3.0 million for 1997 compared to $3.3 million for 1996 representing a 8% reduction. Research and development expenditures decreased by $0.3 million (83%) from $0.4 million in 1996 to $0.1 million in 1997 while reductions in selling expenses were offset by increased expenditures for investor relations, legal and compensation.

Nonoperating expense for 1997 decreased $0.3 million (49%) to $0.4 million from $0.7 million in 1996. Additional nonoperating income of $0.1 million for 1997 and a 1996 charge of $0.2 million to reduce the estimated value of warehouse space provided as part of the consideration for the sale of Holdings accounted for the overall decrease.

Factors That May Affect Operating Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to increase consumer demand for and to cost-effectively manufacture sufficient quantities of the Female Condom. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future results and improve its financial condition.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the Female Condom, its sole current product. While management believes the global potential for the Female Condom is significant, the product is in the early stages of commercialization and, as a result, the ultimate level of consumer demand around the world is not yet known. To date, sales of the Female Condom have not been sufficient to cover the Company's fixed operating costs.

Distribution Network

The Company's strategy is to act as a manufacturer and to develop a global distribution network for the product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in 7 such agreements. The Company believes this strategy will accelerate the commercialization of the Female Condom around the world. However, the Company is dependent on finding appropriate partners in markets around the world and, once an agreement is completed, reliant on the effectiveness of its partners to market and distribute the product. While such arrangements typically include minimum order quantities necessary for the partner to retain the rights afforded it under the agreement, failure by the Company's partner to successfully market and distribute the Female Condom or an inability of the Company to secure additional agreements for new markets could adversely effect the Company's financial condition and results of operations.

Inventory and Supply

Although certain components essential to the Company's business are generally available from multiple sources, other key components are currently obtained from single sources. If the supply of key single-sourced components to the Company were to be delayed or curtailed, the Company's ability to ship product in desired quantities in a timely manner could be adversely affected, depending on the time required to obtain sufficient quantities from the current source or to obtain sufficient quantities from an alternative source or alternative sources.

Global Market Risks

The Company manufactures the Female Condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States Dollar. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

Other Factors

The manufacture and marketing of the Female Condom is regulated by the FDA. Failure to comply with the conditions of FDA approval invalidates the approval order. Under certain circumstances, failure to comply with the conditions of FDA approval could result in fines or suspension or withdrawal of FDA approval. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.
For the Company to begin generating cash from operations, sales of the Female Condom will have to increase significantly from current levels. The Company's business and financial condition could be adversely effected by an inability of the Company to effectively manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and/or the failure of management to anticipate, respond to, and manage changing business conditions.

Liquidity and Sources of Capital

Historically, the Company has incurred significant operating losses. Cash used in continuing operations was $5.0 million and $4.1 million for 1997 and 1996, respectively. Historically, the Company has funded operating losses and capital costs, in large part, through the sale of common stock or debt securities convertible into common stock.

During 1997, the Company received approximately $1.0 million in proceeds from newly-issued notes payable, $1.9 million (net of transaction costs) from the issuance of convertible debentures and warrants, and $1.6 million (net of transaction costs) from the sale of convertible preferred stock and $.2 million from the issuance of common stock upon exercise of options. The Company also sold its UK manufacturing building for $3.4 million in a sale leaseback transaction. FHC used these amounts to fund current operations of the Company and to repay existing liabilities.

In the near term, FHC management expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world.

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing advice to healthcare and life companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value.
These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.

In 1998, management will pursue other avenues to obtain financing including pursuing strategies to secure additional capital from a debt or equity securities offering.  Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources.  While management believes that revenue from sales of the Female Condom will eventually exceed operating costs



and that ultimately operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will ultimately be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations. Further, if the Company is not able to source additional capital, the lack of funds to promote the Female Condom may significantly limit the Company's ability to realize value from sale of such assets or rights or otherwise capitalize on the investments made in the Female Condom.

As of November 30, 1997, the Company had approximately $1.3 million in cash, net trade accounts receivable of $0.4 million and current trade accounts payable of $1.0 million. It is estimated that the Company's cash burn rate, without revenues, is approximately $0.4 million per month.

Impact Of Inflation And Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. Historically, the Company has abosrobed increased costs and expenses without increasing selling prices.

New Accounting Pronouncements

Please see "Current Accounting Pronouncements" in Note 14 in financial statements included herein at Part II Item 7.



ITEM 7. Financial Statements

                        INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT: McGladrey & Pullen, LLP

Consolidated Balance Sheet -September 30, 1997

Consolidated Statements of Operations for each of the two years in the period ended September 30, 1997

Consolidated Statements of Stockholders' Equity for each of the two years in the period ended September 30, 1997

Consolidated Statements of Cash Flows for each of the two years in the period ended September 30, 1997

Notes to Consolidated Financial Statements



                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and subsidiaries, as of September 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

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

                                   McGLADREY & PULLEN, LLP
Schaumburg, Illinois
November 20, 1997



                          Consolidated Balance Sheet

                                                     September 30
                                                          1997
                                                     ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $1,633,467
Accounts receivable, net of allowances of
  $292,000                                                610,951
Inventories, net of allowances of $894,000                947,081
Prepaid expenses and other current assets                 293,590
                                                      -----------
TOTAL CURRENT ASSETS                                    3,485,089

OTHER ASSETS
Note receivable                                           750,000
Intellectual property, net of accumulated
  amortization of $199,248                                996,360
Other assets                                              243,782

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures                       3,863,859
Less: accumulated depreciation                          (999,735)
                                                      -----------
                                                        2,864,124
                                                      -----------
                                                       $8,339,355
                                                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, related party, net of unamortized
  discount of $133,209                                   $866,791
Current maturities of long-term debt and
  capital lease obligations                                43,996
Accounts payable                                          874,908
Accrued expenses and other current liabilities            372,323
Preferred dividends payable                                14,965
                                                       ----------
TOTAL CURRENT LIABILITIES                               2,172,983

LONG-TERM LIABILITIES
Long term debt and capital lease obligations,
  less current maturities                                 538,969
Deferred gain on sale of facility                       1,767,612
Other long term liabilities                               305,153
                                                       ----------
                                                        4,784,717
STOCKHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01
  per share.  Authorized 5,000,000 shares; issued
  and outstanding 680,000 shares                            6,800
Common Stock, par value $.01 per share.
  Authorized 15,000,000 shares; issued and
  outstanding 9,514,430 shares                             95,145
Additional paid-in capital                             39,458,387
Foreign currency translation gain                         203,195



Accumulated deficit                                  (36,208,889)
                                                     ------------
                                                        3,554,638
                                                     ------------
                                                       $8,339,355
                                                     ============

See notes to consolidated financial statements.



                    Consolidated Statements of Operations

                                    Years ended September 30
                                        1997         1996
                                    -----------   ----------

NET REVENUES                         $2,916,408   $2,064,258
COST OF PRODUCTS SOLD                 3,475,709    4,719,979
                                    -----------   ----------
GROSS PROFIT (LOSS)                   (559,301)  (2,655,721)

OPERATING EXPENSES
Advertising and promotion             1,642,347    1,976,289
Selling, general and administrative   3,036,765    3,303,717
                                    -----------   ----------
Total Operating Expenses              4,679,112    5,280,006
                                    -----------   ----------
Operating (loss)                    (5,238,413)  (7,935,727)

NONOPERATING INCOME (EXPENSE)
Interest expense                      (626,980)    (524,916)
Interest income                         176,717      106,708
Nonoperating income/(expense)            79,527    (301,907)
                                    -----------  -----------
                                      (370,736)    (720,115)
                                    -----------  -----------
(LOSS) FROM CONTINUING OPERATIONS   (5,609,149)  (8,655,842)

Income (loss) from discontinued
  operations and gain on sale, net of
  applicable income tax expense             ---      (4,461)
                                    -----------  -----------
Net (loss)                          (5,609,149)  (8,660,303)

Preferred dividends                      14,965          ---
                                    -----------  -----------
Net (loss) attributable to common
  stockholders                      (5,624,114)  (8,660,303)

Net (loss) per common share outstanding
  Continuing Operations                 ($0.67)      ($1.31)
  Discontinued Operations                   .00          .00
                                    -----------   ----------
                                        ($0.67)      ($1.31)
Weighted average common shares
  outstanding                         8,453,266    6,611,796

See notes to consolidated financial statements.



               Consolidated Statements of Stockholders' Equity
                                                                    Additional
                                             Preferred      Common     Paid-in
                                                Stock       Stock      Capital
                                                -------     -------    -------

Balance at September 30, 1995                   $   ---     $63,928$29,411,702
Net loss                                            ---         ---        ---
Issuance of 700,000 shares of Common Stock
 (net of offering costs of $293,313)                ---       7,000  2,779,417
Issuance of 13,350 shares of Common Stock
 upon exercise of stock options                     ---         133     46,741
Issuance of 105,580 shares of Common Stock
 for consulting and other services                  ---       1,056    626,712
Issuance of warrants with convertible
 debentures                                         ---         ---     90,000
Issuance of warrants with short-term
 notes payable                                      ---         ---    340,000
Issuance of warrants for consulting and
 other services                                     ---         ---     78,500
Translation adjustment                              ---         ---        ---
                                               --------   --------------------
Balance at September 30, 1996                       ---     $72,117$33,373,072
Net loss                                            ---         ---        ---
Issuance of 2,128,371 shares of Common Stock
 upon conversion of debt                            ---      21,284  3,670,281
Issuance of 39,833 shares of Common Stock
 upon exercise of stock options                     ---         398    178,268
Issuance of 124,564 shares of Common Stock
 for consulting services                            ---       1,246    206,617
Issuance of 10,000 shares of Common Stock
 under Stock Bonus Plan                             ---         100     53,025
Issuance of warrants with convertible
 debentures                                         ---         ---     30,176
Issuance of warrants with short-term
 notes payable                                      ---         ---    250,000
Issuance of 680,000 shares of Preferred
 Stock (net of offering costs of $96,252)         6,800         ---  1,596,948
Issuance of warrants for consulting services        ---         ---     89,500
Revaluation of options for legal services           ---         ---     10,500
Preferred stock dividends                           ---         ---        ---
Translation adjustment                              ---         ---        ---
                                                 ------    --------  ---------
Balance at September 30, 1997                    $6,800     $95,145$39,458,387
                                               ========     ==================



               Consolidated Statements of Stockholders' Equity

                                                            Foreign
                                                           Currency
                                            Accumulated Translation
                                                Deficit Gain (Loss)    Total
                                                -------     -------    -------

Balance at September 30, 1995             $(21,924,472)         --- $7,551,158
Net loss                                    (8,660,303)         ---(8,660,303)
Issuance of 700,000 shares of Common Stock
 (net of offering costs of $293,313)                ---         ---  2,786,417
Issuance of 13,350 shares of Common Stock
 upon exercise of stock options                     ---         ---     46,874
Issuance of 105,580 shares of Common Stock
 for consulting and other services                  ---         ---    627,768
Issuance of warrants with convertible
 debentures                                         ---         ---     90,000
Issuance of warrants with short-term
 notes payable                                      ---         ---    340,000
Issuance of warrants for consulting and
 other services                                     ---         ---     78,500
Translation adjustment                              ---      83,858     83,858
                                          -------------  ---------- ----------
Balance at September 30, 1996             $(30,584,775)     $83,858 $2,944,272
Net loss                                    (5,609,149)         ---(5,609,149)
Issuance of 2,128,371 shares of Common Stock
 upon conversion                                    ---         ---  3,691,565
Issuance of 39,833 shares of Common Stock
 upon exercise of stock options                     ---         ---    178,666
Issuance of 124,564 shares of Common Stock
 for consulting services                            ---         ---    207,863
Issuance of 10,000 shares of Common Stock
 under Stock Bonus Plan                             ---         ---     53,125
Issuance of warrants with convertible
 debentures                                         ---         ---     30,176
Issuance of warrants with short-term
 notes payable                                      ---         ---    250,000
Issuance of 680,000 shares of Preferred
 Stock (net of offering costs of $96,252)           ---         ---  1,603,748
Revaluation of warrants for consulting services     ---         ---     89,500
Revaluation of options for legal services           ---         ---     10,500
Preferred stock dividends                      (14,965)         ---   (14,965)
Preferred stock dividends                           ---         ---        ---
Translation adjustment                              ---     119,337    119,337
                                          -------------    -------- ----------
Balance at September 30, 1997             $(36,208,889)    $203,195 $3,554,638
                                          =============     ======= ==========

See notes to consolidated financial statements.



                    Consolidated Statements of Cash Flows


                                          Years ended September 30
                                              1997         1996
                                           ----------  ----------
OPERATING ACTIVITIES
Net (loss)                               ($5,609,149)($8,660,303)
Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
Depreciation                                  553,298     349,061
Amortization of intellectual
  property rights                             121,741      76,023
Provision for (recovery of) inventory
  obsolescence                            (1,054,476)     950,000
Provision for doubtful accounts, returns
  and discounts                               119,274     120,126
Gain on sale of Holdings                          ---   (224,538)
(Gain) loss on disposal of equipment         (84,646)      37,576
Issuance and revaluation of warrants
  and options                                 360,988     706,268
Amortization of debenture issuance costs       27,507       4,278
Amortization of discount on note receivable
  and interest earned on lease deposit       (29,140)    (29,703)
Amortization of discounts on notes payable
  and convertible debentures                  312,820     166,570
Amortization of other assets                      ---     250,000
Write down of note receivable to
  realizable value                             92,471         ---
Amortization of deferred gain on sale and
  leaseback of building                      (70,119)         ---
Changes in operating assets and liabilities
  of continuing operations, excluding effect
  of purchase of Chartex in 1996:
Accounts receivable                         (271,173)      47,269
Inventories                                 1,086,999   1,935,923
Prepaid expenses and other current assets      28,260         177
Accounts payable                              138,532   (914,876)
Accrued expenses and other current
  liabilities                               (730,929)   1,133,407
Due to stockholder                                ---    (19,795)
                                           ----------  ----------
NET CASH (USED IN) OPERATING ACTIVITIES   (5,007,742) (4,072,537)



                    Consolidated Statements of Cash Flows


                                          Years ended September 30
                                              1997        1996
                                           ----------  ----------
INVESTING ACTIVITIES
Capital expenditures                         (24,597)   (596,402)
Purchase of Chartex, less $71,417
  cash received                                   --- (5,103,088)
Sale of Holdings, net of expenses and
  cash sold                                       ---   5,213,263
Proceeds from sale of property and
  equipment                                 3,376,056         ---
Proceeds from return of lease deposits         91,171         ---
Payments for lease deposits                 (245,953)         ---
                                           ----------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                3,196,677   (486,227)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock   1,603,748         ---
Proceeds from issuance of common stock            ---   3,080,000
Proceeds from issuance of common stock
  upon exercise of options                    178,666      46,874
Costs of common stock issuance                    ---   (293,583)
Proceeds from related party notes issued 1,000,000 2,160,000 Proceeds from convertible debentures
  issued                                    2,020,000   2,000,000
Payments on notes payable, related party  (2,160,000)         ---
Costs to issue convertible debentures       (155,400)   (154,000)
Increase (decrease) in notes payable              ---   (109,503)
Payments on long-term debt and capital
  lease obligations                       (1,912,430)   (768,613)
                                           ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES 574,584 5,961,175 Effect of exchange rate changes on
  cash and equivalents                       (44,132)     (9,675)
                                           ----------  ----------
Increase (decrease) in cash and
  cash equivalents                        (1,280,613)   1,392,736
Cash and cash equivalents at
  beginning of year                         2,914,080   1,521,344
                                           ----------  ----------
Cash and cash equivalents at
  end of year                              $1,633,467  $2,914,080
                                           ==========  ==========

See notes to consolidated financial statements.



                    Consolidated Statements of Cash Flows





                                          Years ended September 30
                                              1997        1996
                                           ----------  ----------
Supplemental cash flow disclosures:
  Interest paid                              $273,714    $457,280

Supplemental schedule of noncash investing and financing activities:

 Convertible debentures converted to
   common stock, net of unamortized discounts
   and issuance costs                       3,691,565
 Issuance of warrants on convertible
    debentures and notes payable              280,176     430,000
 Capital lease obligations incurred for
    equipment                                  56,588
 Preferred dividends declared                  14,965

 Sale of manufacturing facility:
    Proceeds from sale                      3,365,000
    Depreciated cost of property          (1,398,819)
                                          -----------
 Deferred gain on sale                      1,966,181

 Sale of WPC Holdings, Inc.:
   Selling price                                        8,285,000
   Liabilities assumed by buyer                         (916,060)
  Note receivable taken                                 (785,000)
  Other assets received                                 (250,000)
                                                       ----------
  Cash received                                         6,333,940
  Expenses on sale and cash sold                      (1,120,677)
                                                      -----------
                                                       $5,213,263

 Purchase of Chartex:
  Assets acquired:
  Trade receivables                                       203,613
  Inventories                                             644,268
  Other current assets                                     82,053
  Property and equipment                                3,870,167
  Intellectual property rights                          1,127,469
                                                       ----------
                                                        5,927,570
  Liabilities assumed:
  Accounts payable and accrued expenses                 (835,725)
  Bank debt                                           (1,615,229)
  Other long-term debt                                (1,109,235)
                                                       ----------
                                                        3,560,189
  Net assets acquired, net of cash
    received of $71,417                                 2,367,381



  Settlement of intercompany assets
    and liabilities:
     Prepaid royalties                                (1,875,491)
     Accrued royalties                                  4,761,198
     Option fee paid                                    (150,000)
                                                       ----------
  Cash paid in 1996                                    $5,103,088
                                                       ==========
See notes to consolidated financial statements.


Note 1.  Nature Of Business and Significant Accounting Policies

Principles of consolidation and nature of operations: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc, previously Chartex Resources Limited and Chartex International, plc ("Chartex"), respectively. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the Reality female condom, "Reality," in the U.S. and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England.

The Company changed its name from Wisconsin Pharmacal, Inc. to The Female Health Company concurrently with the sale of WPC Holdings, Inc. on January 29, 1996.

The Company sells primarily to public sector institutions, wholesalers, distributors, and drug, general merchandise, and grocery retailers in the U.S. and United Kingdom.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates. Significant accounting estimates include the following:

Allowances for price discounts and product returns: Receivables include a provision for sales returns and trade allowances, which is based on management's estimate of future product returns from customers in connection with unsold product which has expired or is expected to expire before it is sold. The estimated cost for product returns, price discounts and trade allowances are accrued when the initial sale is recorded.

Allowances against inventories: The market value of inventory is based on management's best estimate of future sales and the time remaining before the existing inventories reach their expiration dates.

Intellectual property: The Company evaluates intellectual property rights for impairment by comparing the net present value of the asset's estimated future income stream to the asset's carrying value.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Substantially all of the Company's cash was on deposit with one financial institution.

Inventories: Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out (FIFO) method.


Foreign currency translation: In accordance with Financial Accounting Standards No. 52, "Foreign Currency Translation", the financial statements of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Translation adjustments are recorded as a separate component of stockholders' equity as the local currency is the functional currency.

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

Intellectual property rights: The Company holds patents on the Female Condom in the United States, the European Union, Japan, Canada, Australia and The People's Republic of China and holds patents on the manufacturing technology in various countries. The Company also licenses the trademark "Reality" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. Intellectual property rights are amortized on a straight-line basis over their estimated useful life of twelve years.

Financial instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Revenue Recognition: Revenues from product sales are recognized as the products are shipped to the customers.

Research and Development Costs: Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 1997 and 1996 was $60,811 and $361,094, respectively.

Stock-Based Compensation: The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has provided pro forma disclosures of net income as if the fair value-based method prescribed by Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"). was used in measuring compensation expense in Note 7.

Income Taxes: The Company files separate income tax returns for its foreign subsidiaries. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carryforwards for income tax purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized.




Advertising: The Company's policy is to expense production costs in the period in which the advertisement is initially presented to consumers.

Net (Loss) Per Common Share: Net (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Fully diluted income per share is not presented for each of the periods since the effect of including common equivalent shares would be anti-dilutive.

Reclassifications: Certain prior year amounts have been reclassified on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows to conform to the 1997 presentation.

Note 2.  Inventories

The components of inventory consist of the following at September 30, 1997:

Raw material                                            $ 237,315
Work in process                                            60,879
Finished goods                                          1,542,887
Less allowance for obsolescence                         (894,000)
                                                        ---------
Net Inventory                                           $ 947,081
                                                        =========
Note 3.  Leases

Property, plant and equipment include the following amounts for leases which have been capitalized at September 30, 1997:

 Leasehold interest in equipment, furniture
   and fixtures                                       $189,124
 Less accumulated amortization                         148,478
                                                      --------
                                                      $ 40,646
                                                      ========

The Company entered into a seven year operating lease with a third party for office space effective September 12, 1994. The lease is cancelable at the end of the 60th month of the term of the lease upon payment of a termination fee of $63,867. The Company also has an informal agreement to reimburse an affiliate for office space used by the officers of the Company. The affiliate's lease is with an unrelated third party which expires January 31, 2001.

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received $3,365,000 (Pounds) 1,950,000 for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $336,000
(Pounds) 195,000 per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make a security deposit of $336,000 (Pounds) 195,000 to be reduced in subsequent years. The facility had a net book value of $1,398,819 (Pounds) 810,845 on the date of


the transaction. The $1,966,181 (Pounds) 1,139,155 gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 1997 was $1,767,612 (Pounds) 1,096,441. Concurrent with this transaction, the Company repaid the mortgage loan on this property of $1,834,000 (Pounds) 1,062,500.

In 1987, a subsidiary entered into a lease for office space expiring March 3, 1999. In 1993, these offices were vacated and subsequently this space was subleased to a third party for a period expiring February 28, 1999. At the time the sublease was entered into a liability was established for all future costs to the end of the lease, net of expected sublease receipts. Details of lease rent expense in total and separately for transactions with related parties is as follows:

                                                 September 30
                                              1997          1996
                                            --------     --------
Operating lease expense:
Factory and office leases                   $579,197       $   --
Office space used by officers                 51,255       57,640
Other                                         88,772      114,684
                                            --------     --------
Total lease expense                          719,224      172,324
Discontinued operations                          ---       32,035
                                            --------     --------
Continuing operations                       $719,224     $140,289
                                            ========     ========

Future minimum payments under capital and operating leases, including planned reimbursement of affiliate for office space used by officers, consisted of the following at September 30, 1997:

                                                                       Rentals
                                                                    Receivable
                                                                         Under
                                             Capital    Operating    Subleases
                                            --------   ----------     --------
1998                                         $44,897   $  592,741      $65,664
1999                                          23,156      485,201       12,038
2000                                             ---      459,607          ---
2001                                             ---      431,983          ---
2002                                             ---      320,110          ---
Thereafter                                       ---    4,401,513          ---
                                            --------   ----------     --------
Total minimum payments                        68,053   $6,691,155      $77,702
                                                       ==========     ========
Amount representing interest                   (901)
                                            --------
                                             $67,152
                                            ========
Note 4.  Notes Payable and Long-Term Debt

During 1997, the Company repaid and then subsequently borrowed $1,000,000 from Mr. Dearholt, a current director of the Company. The outstanding note payable bears interest at 12% and is payable in full in 1998. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock at $1.848 per share, which represented



the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $250,000. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2004. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 200,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 1997, net of unamortized discount of $133,209. The discount in combination with the note's 12% coupon resulted in an effective interest rate of 53 percent on the note.

During 1997, the Company repaid $1,000,000 borrowed from an affiliate of Mr. Dearholt, and $160,000 borrowed from Mr. Parrish, a current officer and director of the Company.

Long-term debt and capital lease obligations at September 30, 1997, consisted of the following:

Foundation note, noninterest bearing, due 1999,
  net of unamortized discount of $80,676,
  interest imputed at 11%                               $ 515,813
Capital lease obligations                                  67,152
                                                        ---------
Total long-term debt and capital leases                   582,965
Less current maturities                                    43,996
                                                        ---------
Long-term portion                                       $ 538,969
                                                        =========
The Foundation note for $515,813 (Pounds) 319,957 is a noninterest bearing Economic Development Grant provided by the United Kingdom Regional Selective Assistance Program. The grant is repayable by the Company if certain conditions of the grant are not satisfied.

On February 20, 1997, the Company issued convertible debentures for $1,989,824 which is net of $30,176 in unamortized discount; (the Debentures) at 8% maturing in 1999. These Debentures are convertible in the Company's common stock at the lesser of $2.875 (representing the average market price for the five days preceding the date the Debentures were sold) or 80% of the market price at the time the debentures are converted into FHC common stock. The discount relates to the valuation of the detachable warrants for 67,333 shares of common stock. During fiscal 1997, the debentures were all converted into 1,364,625 shares of common stock.

At September 30, 1996, there were convertible debentures of $1,910,000 (net of $90,000 in unamortized discount) with detachable warrants for 40,201 shares of common stock (the Debentures) at 8% maturing in 1999. These Debentures were convertible into the Company's common stock at the lesser of $5.275 (representing the average market price for the five days preceding the date the Debentures were sold) or 80% of the market price at the time the debentures are converted into FHC common stock. All of these debentures were converted in 763,746 shares of common stock in fiscal 1997.

Upon conversion of the debentures, $277,610 of issuance costs and $110,007 of unamortized discount were charged to equity and $59,182 of accrued interest was credited to equity.

Note 5. Income Taxes

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before income taxes as of September 30, 1997 and 1996, are as follows:

                                               September 30
                                              1997         1996
                                          ----------   ----------
Tax credit statutory rates              $(1,907,111) $(2,942,986)

State income tax, net of federal benefits (241,660) (231,219) Benefit of net operating loss not recognized, increase in valuation
  allowance                                2,073,129    3,153,062
Other                                         75,642     (21,143)
                                          ----------   ----------
                                          $      ---   $      ---
                                          ==========   ==========

As of September 30, 1997, the Company had federal net operating loss carryforwards of approximately $25,700,000 and state net operating loss carryforwards of $28,400,000, respectively, for income tax purposes expiring in years 2005 to 2013. The benefit relating to $1,489,218 of these net operating losses relates to exercise of Common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $181,000 at September 30, 1997, expiring in years 1998 to 2008. The Company's Chartex subsidiary has U.K. net operating loss carryforwards of approximately $68,900,000 as of September 30, 1997. These U.K. net operating loss carryforwards can be carried forward indefinitely to be used to offset future U.K. taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 1997:

Deferred tax assets:
Federal net operating loss carryforwards               $8,727,724
State net operating loss carryforwards                  1,843,911
Foreign net operating loss carryforwards               22,752,873
Tax credit carryforwards                                  181,210
Inventory obsolescence                                    328,043
Accounts receivable allowances                             90,373
Other                                                      22,330
                                                       ----------
Total gross deferred tax assets                        33,946,464
Valuation allowance for deferred tax assets          (33,930,605)
                                                       ----------
Deferred tax assets net of valuation allowance             15,859
Deferred tax liabilities: Equipment, furniture
  and fixtures                                           (15,859)
                                                        ---------
Net deferred tax assets                                 $     ---
                                                        =========

Reconciliations of the valuation allowance for deferred tax assets for the year ended September 30, 1997, is as follows:

Balance, beginning                                  $(31,857,476)

Increase in valuation allowance charged
  to current operations                               (2,073,129)
                                                     ------------
Balance, ending                                     $(33,930,605)
                                                     ============
The valuation allowance reported in the financial statements for the year ended September 30, 1996, was decreased by approximately $559,000 due primarily to changes in the deferred tax asset related to net operating loss carryforwards acquired in the purchase of Chartex.

Note 6.  Royalty and Licensing Agreements

The Company has an exclusive license (except for licenser's rights) with Meijers Inc. to use the trademark "Reality" in the U.S. and Canada. For this exclusive license to the Reality trademark, the Company agreed to pay the licenser the greater of (a) $0.015 per Female Condom sold in the U.S. thereafter or (b) a minimum annual royalty equal to 50% of the average annual royalties paid during the period beginning five years immediately preceding the year for which the royalties are due or $4,500 whichever is greater. The amount of trademark royalty expense was approximately $5,700 and $8,900 for 1997 and 1996, respectively.

Effective September 24, 1992, the Company entered into an agreement with Family Health International ("FHI"), a nonprofit organization. FHI, in conjunction with the Contraceptive Research and Development Program ("CONRAD"), conducted a major study to assess the safety and efficacy of the Female Condom. The agreement with FHI provides that FHI may not use, or permit the use of, the data supporting the study in connection with any company competitive with the Company or product competitive with the Female Condom. The agreement also provides that FHI will be paid a royalty on U.S. private sector sales of the Female Condom. The royalty is calculated on a sliding scale based on the number of units sold beginning with quantities sold over 10 million units and subject to a cumulative maximum royalty of $10 million. Since less than 10 million units have been sold to date no royalties have been incurred.

Prior to the 1996 acquisition of Chartex, the Company paid royalties under a series of licensing agreements to market the Female Condom in the United States, Canada and Mexico. These royalty agreements have ceased upon the acquisition and unpaid royalties were settled at the acquisition date.

Note 7.  Common Stock

Stock Option Plans

In October 1989, in conjunction with an amendment of the officer/stockholder's employment agreement, the Company adopted the 1989 Stock Option Plan which granted the officer/stockholder (now "former officer") options to purchase up to 50,000 shares of Common Stock at the price per share in the Company's initial public offering ($6.00). During a previous year, 30,000 of these options were canceled. The remaining options for 20,000 shares are currently exercisable.

On April 6, 1991 the Company entered into a stock option agreement with this same former officer. Under the agreement, the Company granted the former officer the option to purchase up to 130,000 shares of Common Stock at the market price at the date of the grant ($4.75 per share). Exercise of the


option was contingent upon the market price of the Common Stock equaling at least $9.50 per share within a three-day period immediately preceding the date of exercise. On July 31, 1996, the Board of Directors amended the plan entitling the exercise of these options for 130,000 shares of Common Stock at any time prior to the expiration of the option period. In October, 1996 36,000 of these shares were exercised. At September 30, 1997 options to purchase 94,000 shares of Common Stock were outstanding under this agreement.

In 1990, the Company provided for the award of options to purchase up to 200,000 shares of the Company's common stock to key Company employees. The options generally expire in eight years from date of grant and become exercisable evenly over a four-year period. At September 30, 1997, 108,279 options are outstanding under the 1990 plan, 97,779 of which are exercisable.

The Company has various stock option plans established in 1994 and 1997 under which it may grant to employees responsible for the growth and financial success of the Company options to purchase shares of Common Stock. These options generally expire ten years from the date of grant and become exercisable based on continued employment in one-third increments as follows:
(i) on the first anniversary of the grant date (ii) on the date when the average sale price of the Company's common stock is at least $7.50 per share and (iii) on the date when the Company and its subsidiaries, on a consolidated basis, achieve a positive cash flow for a six-month period, as determined by the Company's independent auditors.

In 1997, the exercise price for The Female Health Company employee stock options granted under the 1997 Plan and the 1994 Stock Option Plan (the "1994 Plan") were amended to $2.00 per share (the last sale price of the Company's common stock as of April 22, 1997).

Under the 1994 plan, the Company provided for the award of options to purchase up to 449,000 shares of the Company's common stock. At September 30, 1997, 433,867 options were granted and are outstanding under the 1994 plan, 143,734 of which were exercisable.

Under the 1997 plan, the Company provided for the award of options to purchase up to 600,000 shares of the Company's common stock. At September 30, 1997, 444,600 options were granted and are outstanding under the 1997 Plan, none of which were exercisable.

Directors who are employees of the Company do not receive compensation for serving in such capacity. Directors who are not employees of the Company each receive $1,000 for attendance at each Board meeting or a meeting of a committee of which he or she is a member. In addition, during 1996 the Company established a stock option plan for outside directors (the "Outside Director Plan"). The Outside Director Plan provides each director who is not an employee of the Company receives a grant of options to purchase 30,000 shares, 150,000 total shares, of the Company's common stock at an exercise price equal to the last sale price on the date of grant. The options generally expire ten years after the grant date and vest in one-third increments on the grant date and each of the two successive anniversaries thereafter provided the director continues to serve on the Board. In 1997, options to purchase 60,000 shares of common stock at $2.00 per share were granted and the exercise price on 60,000 options granted in 1996 was lowered to $2.00. At September 30, 1997, 120,000 options were outstanding under the Outside Director Plan, of which 60,000 were exercisable.


During 1995, Phoenix Health Care of Illinois, Inc. ("Phoenix"), a related party was awarded options to purchase 90,000 shares of Common Stock at $6.00 per share. The options vest in accordance with the same vesting criteria as the 1990 and 1994 stock option plan above. During 1997, the exercise price was amended to $2.00 per share (the last sale price of the Company's common stock as of April 22, 1997). No compensation expense was recognized. At September 30, 1997, 30,000 shares were exercisable.

During 1996, the Compensation Committee of the Board granted special stock options to outside legal counsel to purchase 30,000 shares and an officer of the Company to purchase 120,000 shares at an exercise price of $3.875. The Company recognized a charge to income of $91,000 in connection with the issuance of options to a nonemployee under FAS 123. During 1997, the Company amended the exercise price on the 30,000 options to outside legal counsel to $2.00 per share resulting in additional expense of $10,500. The options vest in accordance with the same vesting criteria under the 1994 Plan as described above. At September 30, 1997, 150,000 options were outstanding, 50,000 of which were exercisable.

Summarized information regarding all of the Company's stock options is as follows:

                                                                     Weighted-
                                                                       Average
                                                             Number   Exercise
                                                          of Shares     Price
                                                          ---------   --------
Outstanding at September 30, 1995                           837,638       6.04

Granted                                                     350,900       4.17
Exercised                                                  (13,350)       3.51
Expired or canceled                                       (160,384)       4.75
                                                          ---------
Outstanding at September 30, 1996                         1,014,804       4.89

Granted                                                     504,600       2.00
Exercised                                                  (39,833)       4.49
Expired or canceled                                        (18,825)       6.53
                                                          ---------
Outstanding at September 30, 1997                         1,460,746
                                                          ---------       2.92
Exercisable at September 30, 1997                           495,513      $4.30


                                                    September 30
                                                   1997      1996
                                                  -------   -------
Exercisable shares                                495,513   396,904
Available for future grants                       200,533    92,100

Stock options have been granted to employees at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized related to such stock option grants.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for all awards during Fiscal 1996


and 1997 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                              Year ending September 30
                                              Earnings                Earnings
                                       1997   per share     1996     per share

--------------------------------------------
Net loss attributable to
  common stockholders            $(5,624,114)    (.67)  $(8,660,303)    (1.31)
Compensation expense related
  to stock options granted          (688,975)    (.08)    $(566,487)     (.09)
                                 ------------  -------     --------- ---------
                                 $(6,313,089)    (.75)  $(9,226,790)    (1.40)
                                 ============  =======  ============ =========

As the provisions of FAS 123 have been applied only to options granted since September 30, 1995, the resulting pro forma compensation cost is not representative of that to be incurred in future years, when the pro forma cost would be fully reflected.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 69.1% and 74.1%, risk-free interest rates of 5.86% and 5.51% for 1997 and 1996, respectively, and expected lives of one to three years and 0.0% dividend yield in both periods. The weighted average fair value of options granted or options with reduced exercise price was $.84 and $1.57 for the years ended September 30, 1997 and 1996, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the model may not provide a reliable single measure of the fair value of its employee stock options.

Stock Bonus Plan

During 1997, the Company adopted the 1997 Stock Bonus Plan ("1997 Bonus Plan") to provide stock bonuses in lieu of cash bonuses to key employees who are responsible for the Company's future growth and financial success. The 1997 Bonus Plan provides for the award of up to 200,000 shares which are nontransferable and subject to a risk of forfeiture for one year subsequent to grant date. At September 30, 1997, 10,000 shares of restricted stock had been issued to one employee under the 1997 Bonus Plan.

Common Stock Purchase Warrants

During 1996, the Company entered into a consulting agreement (the "Consulting
Agreement") with a third party to provide investor relations services.  In connection with the Consulting Agreement, the Company granted the consultant common stock purchase warrants to purchase 150,000 shares of the Company's common stock. In 1997, the Company amended the consulting agreement, reducing the exercise price to $2.00 per share.  The Company recognized compensation of



$89,500 and $78,500 in 1997 and 1996, respectively, under FAS 123 in connection with the exercisable shares. At September 30, 1997, 50,000 warrants were exercisable.

No warrants were exercised during 1997. At September 30, 1997, the following warrants were outstanding:
                                                 Number
                                             Outstanding
                                             -----------
Warrant in connection with the consulting
   agreement                                     150,000
Warrant to the lender and the guarantor
   in connection with a $1,000,000 note           20,000
Warrant to the lender and the guarantor
   in connection with a $1,000,000 note          220,000
Warrants issued in connection with
   Convertible Debentures                         40,201
                                               ---------
Warrants outstanding as of September 30, 1996    430,201
Issued during 1997 in connection with:
Note payable (Note 4)                            200,000
Convertible Debentures (See Note 4)               67,333
Convertible Preferred Stock (See Note 8)          52,000
                                                --------
Outstanding at September 30, 1997                749,534

At September 30, 1997, the Company had reserved a total of 2,610,813 shares of its common stock for the exercise of options and warrants outstanding. This amount includes shares reserved to satisfy obligations due if the Company defaults on the payment of interest or principal on an $1 million note due March 25, 1998.

Issuance of Stock

During 1997, the Company issued 124,564 shares of common stock with a market value of approximately $330,000. The stock was issued to various consultants for providing investor relation services. Consulting expense of $206,617 and $127,188 was recognized during the years ended September 30, 1997 and 1996, respectively.

In 1996, the Company sold in a public offering 700,000 shares of common stock. The proceeds were used to repay a (Pounds) 312,000 promissory note and make a partial prepayment on another promissory note and to fund the Company's operating and working capital requirements. Net proceeds to the Company from the offering, after deduction of associated expenses were $2.8 million. In addition, 27,000 shares of common stock were issued to the placement agent in November, 1996 for accrued offering expenses.

Note 8.  Preferred Stock

In 1997, FHC raised approximately $1.6 million proceeds, net of issuance costs of $96,252, in a private placement of 680,000 shares of 8% cumulative convertible preferred stock.  In addition, 52,000 common stock purchase warrants were issued to the placement agents.  Each share of preferred stock is convertible into one share of the Company's common stock on or after August
1, 1998.  Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be



payable on the Company's common stock unless dividends are paid in full on the preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock.

Note 9.  Acquisition and Disposition

In 1996, the Company sold WPC Holdings, Inc. ("Holdings"), which owned all of the assets and liabilities of the Company other than those related primarily to the Female Condom, and purchased Chartex Resources Limited ("Chartex"), the owner of certain worldwide rights to, and sole manufacturer of, the Female Condom.

In 1996, the Company completed the sale of the net assets of Holdings for total consideration of $8.75 million, valued for accounting purposes at $8.285 million. Total consideration included a $1 million note receivable with interest at 8 percent, principal due in four equal annual installments beginning January 1999. This note receivable was discounted using an effective rate of interest of 15 percent and, as a result, was valued at inception at $785,000. The carrying value of the note was reduced to $750,000 at September 30, 1997 in expectation of early repayment of the note for an amount less than face value.

During the period beginning with the Company's Board of Directors approval of the plan to sell Holdings until the sale was completed, Holdings was accounted for as a discontinued operation. Results of Holdings for the period October 1, 1995 through January 29, 1996 were as follows:

Net revenues                                        $3,258,346
Gross profit                                         1,524,302
Operating expenses                                   1,623,100
                                                     ---------
Operating income (loss)                               (98,798)
Nonoperating expense                                 (130,201)
                                                     ---------
Income (loss) from operations                        (228,999)
Gain on sale of discontinued operations                224,538
                                                     ---------
Income (loss) from discontinued operations           $ (4,461)
                                                     =========

Interest expense included in discontinued operations totaled $81,731 for the year ended September 30, 1996. The purchaser of Holdings has assumed responsibility for all of Holdings obligations. However, the Company remains contingently liable for certain obligations incurred prior to the sale of Holdings (See Note 12 - Contingent Liabilities).

In, 1996, the Company completed its purchase of all of the issued and outstanding share capital of Chartex Resources Limited the parent company and sole owner of stock in Chartex International, PLC (collectively referred to as "Chartex"). Chartex is based in London, England and owns certain worldwide intellectual property and proprietary manufacturing technology for the female condom.


The acquisition of Chartex was accounted for as a purchase. The purchase price of $5.2 million was less than the fair value of net assets purchased by $7.5 million. The excess of the fair value of the net assets acquired over the purchase price was allocated to reduce long-term assets on a pro rata basis in order to arrive at the purchase accounting values for the assets and liabilities acquired.

The results of Chartex are combined with the Company after the February 1, 1996 acquisition date. The following unaudited summary, prepared on a pro forma basis, combines the operating results of the Company and Chartex as if the acquisition of Chartex had occurred on October 1, 1995:

(millions, except per share data)

Net revenues                                            $2.1
Net loss                                                (9.3)
Net loss per share                                     ($1.41)

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

Note 10.  Employee Retirement Plan

Effective October 1, 1997, the Company adopted a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $6,000 annual compensation to the plan. The Company has elected to match 100% of employee contributions to the plan up to a maximum of 1% of employee compensation for the year.

Note 11. Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

Since the Company's 1996 acquisition of Chartex, the Company has operated in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows.

                                                             September 30
(Amounts in thousands)                                     1997         1996
                                                          -------      -------
Net revenues:
  United States                                            $2,050       $1,514
  International                                               866          550

Operating profit (loss):
  United States                                           (3,120)      (6,071)
  International                                           (2,118)      (1,865)



Identifiable assets:
  United States                                             3,349        4,946
  International                                             4,990        6,320

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transaction reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and International revenues increased by $293,000 in 1997.

Note 12.  Contingent Liabilities

Prior to the sale of Holdings, the Company entered into an employment agreement with Mr. Wundrock and an agreement for the lease of the Holdings' facilities. Each of these agreements was assigned to Holdings and assumed by the buyer of Holdings. However, because the third party creditor did not release the Company from any future liability under these employment and lease agreements at the time of their assignment, the Company remains contingently liable if Holdings defaults in making any payments under the agreements. At September 30, 1997, the total future payments for these contingent liabilities was $3.1 million for the lease of Holdings' facilities and $.6 million for the employment agreement.

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced. The Company is assessing the extent of programming changes required to address this issue. Although final cost estimates have not been determined, it is not expected that these expenses will have a material impact on the Company's financial condition, liquidity, or results of operations.

Note 13.  Related Party Transactions

For 1997, the Company paid the rent for office space leased by Phoenix but used by two officers of the Company. No agreement currently exists between the Company and Phoenix regarding the lease, however, it is the Company's intention to continue paying the rent in order to provide office space for its employees.

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

Note 14.  Current Accounting Pronouncements

Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," which supersedes APB Opinion No 15, was issued in February 1997 by the Financial Accounting Standards Board. The Statement changes the computation and presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

The Company has numerous issues of potential common stock outstanding, including options to employees and stock purchase warrants that become exercisable if certain conditions are met and preferred stock that is convertible to common stock. Each of these potential common stock instruments must be separately evaluated to determined whether they are dilutive, and various adjustments to income and share amounts are computed. Due to the complexities involved, management has not completed its assessment of the effects that the application of Statement No. 128 will have on the per-share information presented in the accompanying financial statements.

Capital Structure

Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997 by the Financial Accounting Standards Board. The Statement requires an entity to explain the pertinent rights and privileges of the various securities outstanding. The standard is effective for financial statement periods ending after December 15, 1997. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

Comprehensive Income

The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income," that the Company will be required to adopt for its year ended September 30, 1998, and disclose in its interim financial statements beginning with the period ending December 31, 1997. This pronouncement is not expected to have a significant impact on the Company's financial statements. The Statement establishes standards for the reporting and presentation of comprehensive income and its components. The statement requires that items recognized as components of comprehensive income be reported in a financial statement. The statement also requires that a company classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the years ended September 30, 1997 and 1996, the Company's components of comprehensive income (loss) consisted of its reported net (loss) and foreign currency translation adjustments.

Segments of an Enterprise



Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in July 1997 by the Financial Accounting Standards Board. The Statement requires the Corporation to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. The Statement additionally requires financial results to be reported in the financial statements for each reportable segment. The Statement is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of the statement will have a material impact on the consolidated financial statements.

Note 15.  Continuing Operations

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $5.6 million for the year ended September 30, 1997, and as of September 30, 1997, had an accumulated deficit of $36.2 million. At September 30, 1997, the Company had working capital of $1.3 million and stockholders' equity of $3.6 million. The Company expects to incur substantial expenditures in an effort to increase consumer awareness and acceptance of the Female Condom. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom. Management believes that recent developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, provide an indication of the Company's early success in broadening awareness and distribution of the Female Condom and may benefit efforts to raise additional capital and to secure additional agreement to promote and distribute the Female Condom throughout other parts of the world.

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated requirements. Specifically, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking company specializing in providing advice to pharmaceutical medical devices and managed care companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purpose of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect to consummate any such transaction. Further, there can be no assurance, assuming the Company



successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to promote the Female Condom and to curtail certain other of its operations or, ultimately, cease operations.




Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Certain information in response to this item is incorporated herein by reference to "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended September 30, 1997, and to "Executive Officers of the Registrant" in Part I hereof.

Item 10. Executive Compensation

Information in response to this item is incorporated herein by reference to "Executive Compensation" in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference to "Principal Security Holders and Security Holdings of Management" in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Proxy Statement.



Item 13. Exhibits, List and Reports On Form 8-K.

A.   Documents Filed as a Part of This Report:

1.   Financial Statements.
The following consolidated financial statements of the Company are included in
Item 8 hereof:

Consolidated Balance Sheet - September 30, 1997

Consolidated Statements of Operations --Years ended September 30, 1997 and
1996

Consolidated Statements of Stockholders' Equity --Years ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows -- Years ended  September 30, 1997 and
1996

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

None.



3. Exhibits Filed:

Number    Description
3.1    Amended and Restated Articles of Incorporation. (1)
3.2    Amended and Restated By-Laws of the Company. (2)
4.1    Amended and Restated Articles of Incorporation same as Exhibit 3.1 (1)
4.2 Articles II, VII, and XI of the Amended and restated By-Laws of the Company. (included in Exhibit 3.2)
10.1 Employment Agreement between John Wundrock and the Company dated October 1, 1989. (1)
10.2   Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company)
       1990    Stock Option Plan. (3)
10.3 Commercial Building Lease dated May 1, 1992 covering the Jackson, Wisconsin office and manufacturing facility. (4)
10.4 Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (5)
10.5   Trademark License Agreement for Reality Trademark. (6)
10.6   Office space lease between the Company and John Hancock Mutual Life
       Insurance    Company dated June 1, 1994. (7)
10.7 Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (8)
10.8   1994 Stock Option Plan. (9)
10.9 Investor relations and development services Consulting Agreement between the Company and CCRI Corporation dated March 13, 1995. (10)
10.10 Consultant Warrant Agreement dated March 13, 1995 between the Company and CCRI Corporation, as amended on April 22, 1996. (11)
10.11 Offshore Securities Subscription Agreement for the sale of 370,000 shares of Company Common stock dated February 7, 1995. (10)
10.12 Offshore Securities Subscription Agreement for the sale of 100,000 shares of Company Common stock dated February 7, 1995. (10)
10.13 Offshore Securities Subscription Agreement for the sale of 500,000 shares of Company Common stock dated February 7, 1995. (10)
10.14 Settlement Agreement and Mutual Release of All Claims between WPC Holdings, Inc., Reflect, Inc. and the Company dated June 15, 1995.
       (11)
10.15 Stock Purchase Agreement by and between WPC Acquisition Corporation and the Company dated June 20, 1995. (12)
10.16 Agreement relating to the acquisition of the entire issued share capital of Chartex Resources Limited and exhibits thereto. (13)
10.17 Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement. (12)
10.18  Outside Director Stock Option Plan (11)
10.19 Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (14)
10.20 Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (14)
10.21 Employment Letter dated February 28, 1990 from Chartex Resource Ltd. to Michael Pope, and Board amendments thereto. (14)
10.22 Grant Letter dated March 7, 1996 from the Government office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (14)
10.23 Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc.
       (14)



10.24 Form of Offshore Securities Subscription Agreement entered into between the Company and certain foreign investors on September 12, 1996. (15)
10.25 Form of 8% Convertible Debenture Due August 31, 1999 issued by the Company to certain foreign investors on September 12, 1996. (15)
10.26 Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (15)
21.0   Subsidiaries of Registrant
27.0   Financial Data Schedule
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.
(2)    Incorporated herein by reference to the Company's 1995 Form 10-KSB.
(3)    Incorporated herein by reference to the Company's December 31, 1990
       Form 10-Q.
(4)    Incorporated herein by reference to the Company's June 30, 1992 Form
       10-Q.
(5) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-51586, as filed with the Securities and Exchange Commission on September 28, 1992.
(6)    Incorporated herein by reference to the Company's 1992 Form 10-KSB.
(7)    Incorporated herein by reference to the Company's June 30, 1994 Form
       10-Q.
(8) Incorporated herein by reference to the Company's Registration Statement on Form S-2, Registration No. 33-84524, as filed with the Securities and Exchange Commission on September 28, 1994.
(9)    Incorporated herein by reference to the Company's 1994 Form 10-KSB.
(10)   Incorporated herein by reference to the Company's March 31, 1995 Form
       10-Q.
(11) Incorporated herein by reference to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 23, 1996.
(12)   Incorporated herein by reference to the Company's June 30, 1995 Form
       10-Q.
(13) Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 20, 1995.
(14) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.
(15)   Incorporated herein by reference to the Company's 1996 Form 10-K.

B. Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FEMALE HEALTH COMPANY

BY: /s/O.B. Parrish
O. B. Parrish, Chairman,
Chief Executive Officer and Acting
Chief Financial and Accounting Officer

Date:  December 29, 1997



In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                        Date

/s/O.B. Parrish             Chairman of the Board        December 29, 1997
-----------------------     Chief Executive Officer,
O.B. Parrish                Acting Chief Financial and
                            Accounting Officer,
                            and Director


/s/Mary Ann Leeper          President, Chief Operating   December 29, 1997
-------------------------   Officer and Director
Mary Ann Leeper, Ph.D.


/s/William R. Gargiulo      Secretary, Vice-President    December 29, 1997
-------------------------   International and Director
William R. Gargiulo, Jr.



EXHIBIT INDEX

Exhibit
Number  Description
-----------------------------------------------------------------------------
21.0    Subsidiaries of Registrant

27.0    Financial Data Schedule



                                                                  Exhibit 21.0

                                 SUBSIDIARIES

The Female Health Company - UK

The Female Health Company - UK, plc