Form 10QSB
period 1997-12-31
FEMALE HEALTH CO
filed 1998-02-17
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from __________  to  ____________

                        Commission File Number 0-18849

                     THE FEMALE HEALTH COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

                  Wisconsin                        39-1144397
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

919 N. Michigan Avenue, Suite 2208, Chicago, IL                 60611
 (Address of Principal Executive Offices)                    (Zip Code)

                                (312) 280-2281
               (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

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

Common Stock, $.01 Par Value -- 9,556,163 shares outstanding as of February 9,
                                     1998

          Transitional Small Business Disclosure Format (check one):

                     Yes _________    No       X



                                  FORM 10-QSB


                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                     INDEX


Part I.       Financial Information:                                  Page

              Unaudited Condensed Consolidated Balance Sheet -
                December 31, 1997 ................................      3

              Unaudited Condensed Consolidated
                Statements of Operations -
                Three Months Ended December 31, 1997
                and December 31, 1996............................       4

              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Three Months Ended December 31, 1997
                and December 31, 1996...........................       5

              Notes to Unaudited Condensed Consolidated
                Financial Statements............................       6

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............      10


Part II.      Other Information

               Recent Sales of Unregistered Securities ..........      16

               Exhibits and Reports on form 8-K..................      17

SIGNATURES.......................................................      18



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                       December 31, 1997
ASSETS
Current Assets:
   Cash and equivalents                                       $2,675,992
   Accounts receivable, net                                      722,938
   Inventories, net                                              637,499
   Prepaid expenses and other current assets                     502,768
                                                             -----------
TOTAL CURRENT ASSETS                                           4,539,197

Note receivable, net of unamortized discount                     750,000
Intellectual property rights and other
  assets, net                                                  1,167,812

PROPERTY, PLANT AND EQUIPMENT                                  3,979,765
Less accumulated depreciation and amortization               (1,163,645)
                                                             -----------
 Net  Property, plant, and equipment                           2,816,120
                                                             -----------
TOTAL ASSETS                                                  $9,273,129
                                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable, net of unamortized discount                   $933,798
   Trade accounts payable                                        643,139
   Accrued expenses and other current liabilities                477,323
   Debt due within one year                                       34,218
   Preferred dividends payable                                    49,245
                                                             -----------
TOTAL CURRENT LIABILITIES                                      2,137,723

Long-term debt and capital lease obligations                     565,874
Deferred gain on sale of facility (see Note 3)                 1,800,785
Other long-term liabilities                                      288,640
                                                             -----------
TOTAL LIABILITIES                                              4,793,022

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock                                       14,099
Common Stock                                                      95,470
Additional Paid-in-capital                                    41,410,547
Translation gain (loss)                                          262,315
Accumulated deficit                                         (37,302,324)
                                                           -------------
Total Stockholders' Equity                                     4,480,107
                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $9,273,129
                                                            ============
See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended
                                                    December 31,
                                                 1997        1996

Net revenues                                  $1,305,804  $  605,818
Cost of products sold                          1,580,653     977,700
                                              ----------- -----------
Gross margin (loss)                             (274,849)   (371,882)
Advertising & Promotion                          168,921     479,366
Selling, general and administrative              569,755     624,751
                                              ----------- -----------
Total Operating Expenses                         738,676   1,104,117
                                              ----------- -----------
Operating loss                                (1,013,525) (1,475,999)

Interest, net and other (income)/expense          45,631     130,663
                                              -----------  ----------
Pretax loss                                   (1,059,156) (1,606,662)

Provision for income taxes                           ---         ---
                                              ----------- -----------
Net loss                                      (1,059,156) (1,606,662)

Preferred dividends                               34,279         ---
                                              ----------- -----------
Net loss attributable to Common stockholders  (1,093,435)  (1,606,662)

Basic and diluted net loss per common
  share outstanding                           $    (0.11) $    (0.22)

Weighted average number of common shares
  outstanding                                   9,544,403  7,392,821


See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Quarter ended
                                                    December 31,
                                                 1997          1996
OPERATIONS:
Net (loss)                                    $(1,093,435) $ (1,606,662)
Adjusted for noncash and nonoperating items:
 Depreciation and amortization                    146,921      161,738
 Noncash interest                                  93,525      163,771
 Changes in operating assets and liabilities      (59,629)     158,462
                                                ----------  ----------
Net cash provided (used) in operating activities (912,618) (1,122,691)

INVESTING ACTIVITIES:
Capital expenditures                              (2,112)     (78,427)
Lease of facility (see Note 3)                       ----   3,281,923
                                                ----------  ----------
Net cash provided (used) in investing activities  (2,112)   3,203,496

FINANCING ACTIVITIES:
Debt repayments                                  (10,374)  (2,833,875)
Proceeds from the issuance of stock            1,959,784      222,494
                                               ----------- -----------
Net cash provided by financing activities       1,949,410  (2,611,381)

Effect of exchange rate change on cash and
  equivalents                                       7,845      (5,365)
                                                ---------- ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS     1,042,525    (535,940)

Cash and equivalents at beginning of period     1,633,467   2,914,080
                                              ------------ -----------
CASH AND EQUIVALENTS AT END OF PERIOD          $2,675,992  $2,378,140
                                               =========== ==========
Schedule of noncash financing and
  investing activities:
  Conversion of Convertible Debentures
     into Common Stock                               ----  $1,134,001


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

Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1997.


NOTE 2 - Earnings Per Share

Basic and diluted net (loss) per Common share outstanding is based on the weighted average number of shares of Common Stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share in the accompanying financial statements have been presented to conform to Statement No. 128 requirements. The Company has "in the money" options and warrants outstanding of 762,885 and 428,919 as of December 31, 1997 and 1996, respectively. The Company also has preferred stock outstanding as of December 31, 1997, which is convertible into 1,409,927 shares of common stock (see Note 5). The inclusion of the options, warrants and convertible preferred stock in the computation of diluted earnings per share would have resulted in a reduction of the loss per share (antidilutive) and therefore both basic and diluted earnings per share amounts were the same for each of the periods presented in the accompanying financial statements.

NOTE 3 - Lease of Manufacturing Facility

On December 10, 1996, the Company entered into what is in essence a sale and lease-back agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received 1,950,000 (Pounds) representing approximately $3,365,000 for leasing the facility to a third party for a nominal annual rental charge and for providing the third party an option to purchase the facility for one pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents per year payable quarterly until 2016 of 195,000 (Pounds) representing approximately $336,000.

The lease is renewable through 2027. The Company was also required to make a security deposit of 195,000 (Pounds) representing approximately $336,000 to be reduced in subsequent years. The facility had a net book value of 810,845 (Pounds) representing approximately $1,398,819 on the date of the transaction. The 1,139,155 (Pounds) representing approximately $1,966,181 gain which resulted from this transaction will be recognized ratably over the initial term of the lease.

Concurrent with this transaction, the Company repaid the mortgage loan on this property of 1,062,500 (Pounds) representing approximately $1,834,000.


NOTE 4 - Inventories

The components of inventory consist of the following:


                                                        December 31,
                                                           1997
                                                       -------------
Raw Material and work in process                        $   511,865
Finished Goods                                              762,787
Less: Inventory reserves                                   (637,153)
                                                        ------------
Inventory, net                                          $   637,499
                                                        ============

NOTE 5 - Sale of Convertible Preferred Stock

On December 31, 1997, the Company completed a private placement of 729,927 shares of Class A Convertible Preferred Stock - Series 2 (the "Series 2 Preferred Stock") and Warrants to purchase 240,000 shares of Common Stock. The Series 2 Preferred Stock was sold at a per share price of $2.74, resulting in net proceeds to the Company of $1.82 million, after commissions and expenses. The Series 2 Preferred Stock automatically converts into Common Stock on a one-for-one basis, five days after the registration statement registering the resale of the Common Stock is declared effective by the SEC. This Registration Statement was filed with the SEC on February 13, 1998. The investors received four-year Warrants to purchase 240,000 shares of Common Stock exercisable at a price per share equal to the lesser of $3.425 or the average of the three closing bid prices per share of Common Stock for any three consecutive trading days chosen by the investor during the 30 trading day period ending on the trading day immediately prior to the exercise of the Warrants.

In September 1997, the Company raised approximately $1.6 million proceeds, net of issuance costs of $96,252, in a private placement of 680,000 shares of 8% cumulative convertible Preferred Stock. In addition, 52,000 Common Stock purchase warrants were issued to the placement agents. Each share of Preferred Stock is convertible into one share of the Company's Common Stock on or after August 1, 1998. Annual Preferred Stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's Common Stock unless dividends are paid in full on the Preferred Stock. The shares may be redeemed at the option of the Company, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends.
In the event of a liquidation or dissolution of the Company, the Preferred Stock would have priority over the Company's Common Stock.




NOTE 6 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $5.6 million for the year ended September 30, 1997, a loss of $1.1 million for the three months ended December 31, 1997 and as of December 31, 1997 had an accumulated deficit of $37.3 million. At December 31, 1997, the Company had working capital of $2.4 million and stockholders' equity of $4.5 million. In the future, the Company expects to continue to broaden distribution of the Female Condom through expanding partnerships in the major markets including the United States, the European market and the Developing World and to support its manufacturing operations to meet the increased demand. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated requirements. Specifically, the Company entered into an agreement with Vector Securities, International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purpose of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect to consummate any such transaction. Further, there can be no assurance, assuming the Company raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cashflow. If the Company is unable to obtain adequate financing, management will be required to curtail certain of The Company's operations or ultimately cease operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Product is currently sold to both commercial (private sector) and public sector markets in ten countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh, and the Company anticipates that the product will be marketed in these countries in the coming months. The Company's partner in Japan, Taiho Pharmaceutical Co., Ltd. ("Taiho"), submitted a formal application for regulatory approval with Koseisho, the Japanese regulatory agency in October, 1997; and expects to receive approval to begin marketing the Female Condom during 1998. The Company is currently in discussions with potential distributors for India and The People's Republic of China and other countries.

In addition to the commercial market, the Female Condom is sold to the global public sector. In particular, the Product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood in the United States. Following several years of testing the efficacy and acceptability of the Female Condom, the Product received a formal endorsement by The World Health Organization (WHO) and the Joint United Nations Programme on AIDS (UNAIDS). In 1996, the Company entered into a three-year agreement with UNAIDS, whereby UNAIDS will facilitate the availability and distribution of the Female Condom in the developing world and the Company will sell the Product to developing countries at a reduced price based on the total number of units purchased. Pursuant to this agreement, the Product is currently being marketed in Zambia and Zimbabwe with plans for 1998 market introductions in South Africa, Uganda, Tanzania, Cote d' Ivoire and other countries. As part of the UNAIDS agreement, the South African government recently ordered one and one-half million Female Condoms which were shipped by the Company after December 31, 1997.

Global Market

WHO estimates there are more than 300 million new cases of STDs worldwide each year, excluding HIV, and most of those diseases are more easily transmitted to women than to men.  Women are currently the fastest growing group infected with
HIV and are expected to comprise the majority of new cases by the year 2000.
Although it is estimated the annual global male condom market now exceeds four and one-half billion units, the majority of all sex acts are still completed without protection, resulting in the rapidly increasing incidence of STDs.  A

study conducted by UNAIDS showed that having the Female Condom available, as compared to only having male condoms available, increased the incidence of protected sex by 25% and, correspondingly, caused a 34% decrease in STDs. A study conducted by the Philadelphia Department of Public Health showed similar results with a 30% decrease in unprotected sex. The Company believes that the Product is positioned to gain market share from the male condom as well as to achieve substantial sales volume from people who, because there is now an alternative to the male condom, will use the Product instead of having unprotected sex.

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

Worldwide Regulatory Approvals

The Female Condom received PMA approval as a Class III Medical Device from the
FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the Female Condom throughout the European Union. In addition to the United States and the European Union, several other countries have approved the Female Condom for sale, including Canada, Russia, Australia, South Korea and


Taiwan. The Company expects the Female Condom to receive approval in Japan in 1998.

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

In November 1996, FHC signed an agreement with UNAIDS regarding the sale of Female Condoms to developing countries. UNAIDS solicited interest levels from approximately 180 countries in order to gauge their potential demand for Female Condoms. To date, more than 80 countries have expressed interest, indicating a near-term demand for approximately eight million Female Condoms. As part of this near-term demand, the South African government has ordered and the Company has shipped 1.5 million Female Condoms. Several countries have commenced, or are about to commence, introduction of the Product under the UNAIDS agreement, including Zambia, Zimbabwe, Uganda, Tanzania and Cote d' Ivoire.

Endorsements

Currently the Female Condom is endorsed for use by the World Health
Organization, the United Nations Joint Programme on AIDS, the U.S. Agency for

International Development and a number of states and cities in the United
States.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended    December
31, 1996

The Female Health Company had revenues of $1,305,804 and a net loss of $1,093,435 ($0.11 per common share) for the three months ended December 31, 1997 compared to revenues of $605,818 and a net loss of $1,606,662 ($0.22 per common share) for the three months ended December 31, 1996. As discussed more fully below, the decrease in the Company's net loss was principally related to sales volume increases and reductions in operating expenses and an adjustment in the Company's reserves for inventory obsolescence.

For the current quarter, net sales increased $699,986, or 116%, to $1,305,804 from $605,818 for the same period last year. The increased sales volume is attributable to additional global public sector sales associated with the United Nations Joint Programme on AIDS (UNAIDS), launches by new country specific partners and increased public sector sales in the U.S.

Cost of goods sold increased $602,953, or 62%, to $1,580,653 in the current quarter from $977,700 for the same period last year. Increases in costs of goods sold, related to the higher sales volume, were offset, in part, by a $250,000 reduction in the Company's reserve for inventory obsolescence. The Company adjusted the inventory reserves based upon the FDA's decision to extend the useful life of the Female Condom to five years from three years and the expectation that remaining inventories will be sold before they expire.

Advertising and promotional expenditures decreased $310,445 to $168,921 in the current quarter from $479,366 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that the Female Condom is responsive to promotion; but as a small company, it doesn't possess the resources to conduct a U.S. consumer program and is in discussions with potential partners for the U.S. that have the resources to penetrate the consumer market.

Selling, general and administrative expenses ("SG&A") decreased $54,996 to $569,755 in the current quarter from $624,751 for the same period last year. The decrease reflected lower spending across a variety of expenses including selling, research and development and general and administrative.

Net interest and non-operating expenses decreased $85,032 to $45,631 for the current period compared with $130,663 for the same period the prior year. The decrease is due to reduced interest expense attributable to decreased borrowings.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first quarter, cash used in operations totaled $0.9 million. The Company funded cash used in operations with the $1.8 million net proceeds received from the private placement offering of convertible Preferred Stock. During 1998, management


will continue pursuing other avenues to obtain financing including strategies to secure additional capital from a debt or equity securities offering. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At December 31, 1997, the Company had current liabilities of $2.1 million including a $1.0 million note payable due March 25, 1998, to Mr. Dearholt, a Director of the Company. Mr. Dearholt beneficially owns 909,777 shares of the Company's Common Stock as of January 30, 1998. The Company will need to raise additional capital to fund expected operating losses and short-term debt repayment requirements. Mr. Dearholt and the Company are currently discussing extension or conversion of this note payable. If the Company defaults on its obligation under the note payable due March 25, 1998, the Company is required to issue an additional 200,000 shares of its Common Stock to Mr. Dearholt, in addition to all other remedies to which Mr. Dearholt may be entitled.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, without revenues, is approximately $0.4 million per month.

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified, and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.

While management believes that revenue from sales of the Female Condom will eventually exceed operating costs, and that, ultimately, operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations ultimately will be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders.

If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations. Further, if the Company is not able to source additional capital, the lack of funds to promote the Female Condom may significantly limit the Company's ability to realize value from the sale of such assets or rights or otherwise capitalize on the investments made in the Female Condom.



CONTINUED LISTING ON THE AMERICAN STOCK EXCHANGE

The Company's common stock is listed for trading on the American Stock Exchange (the "Exchange"). The Constitution of the Exchange provides that its Board of Governors may, in its discretion, at any time, remove any security from listing. Although the determination as to whether a security warrants delisting is not based on any precise mathematical formula, the Exchange has adopted a number of guidelines which it will consider when deciding whether to delist an Exchange-traded security. Certain of these guidelines address the issuer's financial condition. For example, the Exchange will consider delisting the securities of an issuer which has stockholders' equity of less than $2 million if the Company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years (which the Company has) or which has stockholders' equity of less than $4 million if the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years (which the Company has). The Exchange will also consider delisting the stock of a company which has incurred net losses in its five most recent fiscal years (which the Company has). As of December 31, 1997, the Company had stockholders' equity of approximately $4.5 million. On February 5, 1998, the Company received a letter from the Exchange noting that the Company has fallen below certain of the Exchange's continued listing guidelines and indicating that the Exchange will review the Company's listing eligibility. The letter specifically noted that the Company has fallen below the Exchange's continued listing guidelines triggered by both (a) five years of losses and (b) equity below $4 million since the Company had losses in three of its four most recent fiscal years. There can be no assurance that the Exchange will permit the continued listing of the Company's common stock on the Exchange. If the Exchange delists trading of the Company's common stock, investors would likely find it more difficult to obtain accurate quotations of the price of the Company's common stock and to sell the common stock on the open market.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

FOREIGN CURRENCY AND MARKET RISK

The Company manufactures the Female Condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States Dollar. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.



ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

On December 31, 1997, the Company completed a private placement of 729,927 shares of Class A Convertible Preferred Stock - Series 2 (the "Series 2 Preferred Stock") and Warrants to purchase 240,000 shares of Common Stock. The Series 2 Preferred Stock was sold at a per share price of $2.74, resulting in net proceeds to the Company of $1.82 million, after commissions and expenses. The Series 2 Preferred Stock automatically converts into Common Stock on a one-for-one basis, five days after the registration statement registering the resale of the Common Stock is declared effective by the SEC. This Registration Statement was filed with the SEC on February 13, 1998. The investors received four-year Warrants to purchase 240,000 shares of Common Stock exercisable at a price per share equal to the lesser of $3.425 or the average of the three closing bid prices per share of Common Stock for any three consecutive trading days chosen by the investor during the 30 trading day period ending on the trading day immediately prior to the exercise of the Warrants.

The Series 2 Preferred Stock and warrants were sold to three institutional investors. The Company's placement agent in this offering received a commission of $140,000 and certain of its affiliated received four-year warrants to purchase an aggregate of 4,000 shares of the Company's common stock at an exercise price of $4.11 per share.

The Series 2 Preferred Stock and warrants were offered and sold by the Company in a private transactions without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. Each of the purchases in the private placement made various representations to the Company, including that the investor is an "accredited investor" under Registration D, which enabled the Company to conclude that Section 4(2) and Regulation D was satisfied.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number         Description
3.1            Amended and Restated Articles of Incorporation. (1)
3.2            Amended and Restated By-Laws. (2)
4.1            Amended and Restated Articles of Incorporation. (1)
4.2            Articles II, VII, and XI of the Amended and Restated
               By-Laws (included in Exhibit 3.2). (1)
27             Financial Data Schedule

99.1 Investor relations and development services Consulting Agreement dated March 13, 1995, between C.C.R.I. Corporation and Company.(1)

99.2 Consultant Warrant Agreement dated March 13, 1995, issued by the Company to C.C.R.I. Corporation. (1)

99.3 Amendment to Consulting Agreement dated as of July 1, 1997, between C.C.R.I. Corporation and the Company. (1)

99.4 Letter from the Company to C.C.R.I. Corporation regarding the C.C.R.I. Warrant. (1)

99.5 Form of Securities Purchase Agreement dated December 31, 1997, between the Company and the purchasers set forth on an exhibit thereto. (1)

99.6 Form of Registration Rights Agreement dated December 31, 1997, between the Company and the investors in the Company's December 31, 1997, private placement.(1)

99.7 Form of Common Stock Purchase Warrant dated December 31, 1997, issued by the Company to the investors listed on the exhibit thereto. (1)

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

(2)  Incorporated herein by reference to the Company's 1995 Form 10-KSB.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE FEMALE HEALTH COMPANY

                                   /s/ O. B. Parrish
DATE: February 14, 1998            --------------------------
                                   O. B. Parrish, Chairman
                                   and Chief Executive Officer
                                   and Principal Accounting
                                        Officer