Form 10QSB/A
period 1997-12-31
FEMALE HEALTH CO
filed 1998-03-24
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-QSB/A-1

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




                                FORM 10-QSB/A-1


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

SIGNATURES.......................................................      18



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                       December 31, 1997
ASSETS
Current Assets:
   Cash and equivalents                                       $2,675,992
   Accounts receivable, net                                      722,938
   Inventories, net                                              637,499
   Prepaid expenses and other current assets                     502,768
                                                             -----------
TOTAL CURRENT ASSETS                                           4,539,197

Note receivable, net of unamortized discount                     750,000
Intellectual property rights and other
  assets, net                                                  1,167,812

PROPERTY, PLANT AND EQUIPMENT                                  3,979,765
Less accumulated depreciation and amortization               (1,163,645)
                                                             -----------
 Net  Property, plant, and equipment                           2,816,120
                                                             -----------
TOTAL ASSETS                                                  $9,273,129
                                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable, net of unamortized discount                   $933,798
   Trade accounts payable                                        643,139
   Accrued expenses and other current liabilities                477,323
   Debt due within one year                                       34,218
   Preferred dividends payable                                    49,245
                                                             -----------
TOTAL CURRENT LIABILITIES                                      2,137,723

Long-term debt and capital lease obligations                     565,874
Deferred gain on sale of facility (see Note 3)                 1,800,785
Other long-term liabilities                                      288,640
                                                             -----------
TOTAL LIABILITIES                                              4,793,022

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock                                       14,099
Common Stock                                                      95,470
Additional Paid-in-capital                                    42,190,547
Translation gain (loss)                                          262,315
Accumulated deficit                                         (38,082,324)
                                                           -------------
Total Stockholders' Equity                                     4,480,107
                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $9,273,129
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




NOTE 6 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $6.3 million for the year ended September 30, 1997, a loss of $1.1 million for the three months ended December 31, 1997 and as of December 31, 1997 had an accumulated deficit of $38.1 million. At December 31, 1997, the Company had working capital of $2.4 million and stockholders' equity of $4.5 million. In the future, the Company expects to continue to broaden distribution of the Female Condom through expanding partnerships in the major markets including the United States, the European market and the Developing World and to support its manufacturing operations to meet the increased demand. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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