Form 10KSB/A
period 1997-12-31
FEMALE HEALTH CO
filed 1998-03-25
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-1

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

                      Documents Incorporated by Reference

 Document                          Part of Form 10-KSB Into Which Incorporated



-------------                      ------------------------------------------
The Company's Notice of
Annual Meeting of Shareholders
and Proxy Statement for the 1998                  Part III, Items 10, 11, 12
and 13 Annual Meeting of Shareholders




                             FORM 10-KSB/A-1 INDEX

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



           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-KSB/A-1 which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations, factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing, limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets; and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates. the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities, the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions, the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel, the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.

PART I

Item 1.   Description of Business

General

The Female Health Company ("FHC" or the "Company") markets, manufactures and sells the Female Condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

The Female Condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in over 25 additional countries. Certain of these studies, some of which were commissioned by or prepared at the request of the Company, show that having the Female Condom available allows women to have more options, resulting in an approximately 30% increase in protected sex acts. Furthermore, the studies showed that when the Female Condom is available as a choice, there is an approximately 34% decrease in STDs, including HIV/AIDS.

The Product is currently sold to both commercial (private sector) and public sector markets in ten countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh, and the Company anticipates that the product will be marketed in these countries in the coming months. The Company's partner in Japan, Taiho Pharmaceutical Co., Ltd., a $1 billion division of a $5 billion Japanese holding company ("Taiho"), submitted a formal application for regulatory approval with Koseisho, the Japanese regulatory agency in October 1997 and expects to receive approval to begin marketing the Female Condom during 1998. The Company has entered into an exclusive distribution agreement with Taiho pursuant to which Taiho will market the female condom in Japan on an exclusive basis provided Taiho sells at least
1.8 million units in the first year after regulatory approval and 1.3 million units each year thereafter. The price at which Taiho will purchase the product will be negotiated after Japanese regulatory approval and at the time the product is launched in Japan. The agreement also requires Taiho to fund whatever marketing effort they deem appropriate for the female condom in Japan. The Company is currently in discussions with potential distributors for India and The People's Republic of China and other countries.

In addition to the commercial market, the Female Condom is sold to the global public sector. In particular, the Product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned
Parenthood in the United States. Following several years of testing the efficacy and acceptability of the Female Condom, the Product received a formal endorsement by The World Health Organization (WHO) and the Joint United Nations Programme on AIDS (UNAIDS). In 1996, the Company entered into a three-year agreement with UNAIDS, whereby UNAIDS will facilitate the availability and distribution of the Female Condom in the developing world and the Company will sell the Product to developing countries at a reduced price based on the total number of units purchased. This special reduced price is negotiated each year between the Company and UNAIDS. Currently, the price is set at 0.38 pounds per Female Condom. Pursuant to this agreement, the Product is currently being marketed in Zambia and Zimbabwe with plans for 1998 market introductions in South Africa, Uganda, Tanzania, Cote d' Ivoire and other countries. As part of the UNAIDS agreement, the South African government recently ordered one and



one-half million Female Condoms which are fully funded for delivery in fiscal year 1998.

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

Safety and Efficacy

Based on use of the Product in clinical trials and four years of worldwide marketing, the Female Condom has been proven to be safe and effective. There have been no safety issues or side effects noted with the Female Condom. Current studies, some of which were commissioned by or prepared at the request of the Company, show that the Female Condom is 95% efficacious in protecting against pregnancy when used correctly and consistently, comparable to male condoms and other barrier methods like diaphragms and cervical caps. Studies that were conducted in Japan as part of the regulatory approval process



indicate that the efficacy of the Product may be even higher. As a preventive measure against STDs, the Female Condom has also proven to be highly effective, as has been documented by several studies, including the UNAIDS study.

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

In November 1996, FHC signed an agreement with UNAIDS regarding the sale of
Female Condoms to developing countries.  UNAIDS solicited interest levels from



approximately 180 countries in order to gauge their potential demand for Female Condoms. To date, more than 80 countries have expressed interest, indicating a near-term demand for approximately eight million Female Condoms. Several countries have commenced, or are about to commence, introduction of the Product under the UNAIDS agreement, including Zambia, Zimbabwe, South Africa, Uganda, Tanzania and Cote d' Ivoire.

State-of-the-Art Manufacturing Facility

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

Patents And Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, New Zealand, Singapore, Hong Kong and Australia. The United States patents have varying terms extending until February 13, 2013. The Company's foreign patents also have varying terms with the latest to expire extending until 2008. Additional product and technology patents are pending in Brazil, South Korea, Germany, Japan and several other countries. The patents cover the key aspects of the Female Condom, including its overall design and manufacturing process. The Company licenses the trademark "Reality" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 27 trademarks in 14 countries to protect the various names and symbols used in marketing the Product around the world. In addition, the experience that has been gained through years of manufacturing the Female Condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

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

In fiscal 1995, the Company's Board of Directors approved a plan to complete a series of actions designed, in part, to maximize the potential of the female condom. First, the Company restructured and transferred all of the assets and liabilities of the Company other than those related primarily to the female condom to a newly formed, wholly-owned subsidiary of the Company, WPC Holdings, Inc. ("Holdings"). In January 1996, the Company sold Holdings to an unrelated third party. Then, in February 1996, the Company acquired Chartex (renamed The Female Health Company - UK in 1997), the manufacturer and owner of certain



worldwide rights to, and the Company's sole supplier of, the female condom. As a result of the sale of Holdings and the acquisition of Chartex, The Female Health Company evolved to its current state with its sole business consisting of the manufacture, marketing and sale of the Female Condom.

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

Mr. Parrish has served as Chief Executive Officer since 1994 and as Chairman of the Board and director of the Company since 1987. He is currently acting as the Chief Financial and Accounting Officer of the Company. Mr. Parrish has been a shareholder and a director of Phoenix Health Care of Illinois, Inc. ("Phoenix") since 1987. Phoenix is the owner of approximately 2.83% of the outstanding common stock of the Company. Mr. Parrish also was the Co-Chairman and a director of Inhalon Pharmaceuticals, Inc. and is Chairman and a director of ViatiCare LTD Financial Services LLC. Mr. Parrish is also a Trustee of
Lawrence University.  From 1977 until 1986, Mr. Parrish was the President of



the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"). From 1974 until 1977, Mr. Parrish was the President of Searle International. Prior to Searle, Mr. Parrish was Executive Vice President of Pfizer's International Division.

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996 and as an officer and director of the Company since 1987. From 1994 until 1996, Dr. Leeper served as President and Chief Executive Officer of The Female Health Company Division, and, from 1989 until 1994, as Senior Vice President - Development of the Company. Dr. Leeper is a shareholder and has served as a Vice President and director of Phoenix since 1987. Previously, Dr. Leeper served as Vice President - Market Development and in other management positions for Searle. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research.

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

Selling, general and administrative expenses totaled $3.0 million for 1997 compared to $3.3 million for 1996 representing a 8% reduction. This reduction resulted from the Company decreasing research and development expenditures by $0.3 million (83%) from $0.4 million in 1996 to $0.1 million in 1997. The other components of selling, general and administrative expenses included decreases in selling expenses offset by increased expenditures for investor relations, legal and compensation.

Nonoperating expense for 1997 decreased $0.3 million (49%) to $0.4 million from $0.7 million in 1996. Additional nonoperating income of $0.1 million for 1997 and a 1996 charge of $0.2 million to reduce the estimated value of warehouse space provided as part of the consideration for the sale of Holdings accounted for the overall decrease.

In order for the Company to cover fixed manufacturing overhead costs and realize a breakeven at the gross profit margin, annual unit sales of



approximately 5.6 million Female Condoms are required based upon the current average selling price per unit. Additionally, in order to cover administrative expenses and achieve a breakeven before advertising and promotion expenses, the Company must achieve cumulative annual unit sales of approximately 17.8 million Female Condoms.

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

Global Market Risks

The Company manufactures the Female Condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign



markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States Dollar. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

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

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing advice to healthcare and life companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.




In 1998, management will pursue other avenues to obtain financing including pursuing strategies to secure additional capital from a debt or equity securities offering. Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources. While management believes that revenue from sales of the Female Condom will eventually exceed operating costs and that ultimately operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will ultimately be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations. Further, if the Company is not able to source additional capital, the lack of funds to promote the Female Condom may significantly limit the Company's ability to realize value from sale of such assets or rights or otherwise capitalize on the investments made in the Female Condom.

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

                                   McGLADREY & PULLEN, LLP
Schaumburg, Illinois
November 20, 1997



                          Consolidated Balance Sheet

                                                     September 30
                                                          1997
                                                     ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $1,633,467
Accounts receivable, net of allowances of
  $292,000                                                610,951
Inventories, net of allowances of $894,000                947,081
Prepaid expenses and other current assets                 293,590
                                                      -----------
TOTAL CURRENT ASSETS                                    3,485,089

OTHER ASSETS
Note receivable                                           750,000
Intellectual property, net of accumulated
  amortization of $199,248                                996,360
Other assets                                              243,782

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures                       3,863,859
Less: accumulated depreciation                          (999,735)
                                                      -----------
                                                        2,864,124
                                                      -----------
                                                       $8,339,355
                                                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, related party, net of unamortized
  discount of $133,209                                   $866,791
Current maturities of long-term debt and
  capital lease obligations                                43,996
Accounts payable                                          874,908
Accrued expenses and other current liabilities            372,323
Preferred dividends payable                                14,965
                                                       ----------
TOTAL CURRENT LIABILITIES                               2,172,983

LONG-TERM LIABILITIES
Long term debt and capital lease obligations,
  less current maturities                                 538,969
Deferred gain on sale of facility                       1,767,612
Other long term liabilities                               305,153
                                                       ----------
                                                                      4,784,717
STOCKHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01
  per share.  Authorized 5,000,000 shares; issued
  and outstanding 680,000 shares                            6,800
Common Stock, par value $.01 per share.
  Authorized 15,000,000 shares; issued and
  outstanding 9,514,430 shares                             95,145
Additional paid-in capital                             40,238,387
Foreign currency translation gain                         203,195



Accumulated deficit                                  (36,988,889)
                                                                   ------------
                                                        3,554,638
                                                     ------------
                                                       $8,339,355
                                                     ============

See notes to consolidated financial statements.



                     Consolidated Statements of Operations

                                    Years ended September 30
                                        1997         1996
                                    -----------   ----------

NET REVENUES                         $2,916,408   $2,064,258
COST OF PRODUCTS SOLD:
  Cost of goods sold                  4,530,185    3,769,979
  Change in obsolescence reserve    (1,054,476)      950,000
                                    -----------   ----------
                                      3,475,709    4,719,979
                                    -----------   ----------
GROSS PROFIT (LOSS)                   (559,301)  (2,655,721)

OPERATING EXPENSES
Advertising and promotion             1,642,347    1,976,289
Selling, general and administrative   3,036,765    3,303,717
                                    -----------   ----------
Total Operating Expenses              4,679,112    5,280,006
                                    -----------   ----------
Operating (loss)                    (5,238,413)  (7,935,727)

NONOPERATING INCOME (EXPENSE)
Interest expense                    (1,268,980)    (662,916)
Interest income                         176,717      106,708
Nonoperating income/(expense)            79,527    (301,907)
                                    -----------  -----------
                                    (1,012,736)    (858,115)
                                    -----------  -----------
(LOSS) FROM CONTINUING OPERATIONS   (6,251,149)  (8,793,842)

Income (loss) from discontinued
  operations and gain on sale, net of
  applicable income tax expense             ---      (4,461)
                                    -----------  -----------
Net (loss)                          (6,251,149)  (8,798,303)

Preferred dividends                      14,965          ---
                                    -----------  -----------
Net (loss) attributable to common
  stockholders                      (6,266,114)  (8,798,303)

Net (loss) per common share outstanding
  Continuing Operations                 ($0.74)      ($1.33)
  Discontinued Operations                   .00          .00
                                    -----------   ----------
                                        ($0.74)      ($1.33)

Weighted average common shares
  outstanding                         8,453,266    6,611,796

See notes to consolidated financial statements.



                Consolidated Statements of Stockholders' Equity
                                                                     Additional
                                             Preferred   Common         Paid-in
                                                Stock    Stock          Capital
                                                -------  -------        -------

Balance at September 30, 1995                   $   ---  $63,928    $29,411,702
Net loss                                            ---      ---            ---
Issuance of 700,000 shares of Common Stock
 (net of offering costs of $293,313)                ---    7,000      2,779,417
Issuance of 13,350 shares of Common Stock
 upon exercise of stock options                     ---      133         46,741
Issuance of 105,580 shares of Common Stock
 for consulting and other services                  ---    1,056        626,712
Issuance of warrants with convertible
 debentures                                         ---      ---         90,000

Issuance of beneficial
  conversion feature with convertible
  debentures                                        ---      ---        382,000
Issuance of warrants with short-term
 notes payable                                      ---      ---        340,000
Issuance of warrants for consulting and
 other services                                     ---      ---         78,500
Translation adjustment                              ---      ---            ---
                                               -----------------    -----------
Balance at September 30, 1996                       ---  $72,117    $33,755,072

Net loss                                            ---      ---            ---
Issuance of 2,128,371 shares of Common Stock
 upon conversion of debt                            ---   21,284      3,670,281
Issuance of 39,833 shares of Common Stock
 upon exercise of stock options                     ---      398        178,268
Issuance of 124,564 shares of Common Stock
 for consulting services                            ---    1,246        206,617
Issuance of 10,000 shares of Common Stock
 under Stock Bonus Plan                             ---      100         53,025
Issuance of warrants with convertible
 debentures                                         ---      ---         30,176
Issuance of beneficial conversion feature
  with convertible debentures                       ---      ---        398,000
Issuance of warrants with short-term
 notes payable                                      ---      ---        250,000
Issuance of 680,000 shares of Preferred
 Stock (net of offering costs of $96,252)         6,800      ---      1,596,948
Issuance of warrants for consulting services        ---      ---         89,500
Revaluation of options for legal services           ---      ---         10,500
Preferred stock dividends                           ---      ---            ---
Translation adjustment                              ---      ---            ---
                                                 ------ --------      ---------
Balance at September 30, 1997                    $6,800  $95,145    $40,238,387
                                               ========  =======    ===========



                Consolidated Statements of Stockholders' Equity

                                                            Foreign
                                                           Currency
                                            Accumulated Translation
                                                Deficit Gain (Loss)     Total
                                                -------     -------     -------

Balance at September 30, 1995             $(21,924,472)         ---  $7,551,158

Net loss                                    (8,798,303)         --- (8,798,303)
Issuance of 700,000 shares of Common Stock
 (net of offering costs of $293,313)                ---         ---   2,786,417
Issuance of 13,350 shares of Common Stock
 upon exercise of stock options                     ---         ---      46,874
Issuance of 105,580 shares of Common Stock
 for consulting and other services                  ---         ---     627,768
Issuance of warrants with convertible
 debentures                                         ---         ---      90,000
Issuance of beneficial
  conversion feature with convertible
  debentures                                        ---         ---     382,000
Issuance of warrants with short-term
 notes payable                                      ---         ---     340,000
Issuance of warrants for consulting and
 other services                                     ---         ---      78,500
Translation adjustment                              ---      83,858      83,858
                                          -------------  ----------  ----------
Balance at September 30, 1996              (30,722,775)      83,858   3,188,272
Net loss                                    (6,251,149)         --- (6,251,149)

Issuance of 2,128,371 shares of Common Stock
 upon conversion                                    ---         ---   3,691,565
Issuance of 39,833 shares of Common Stock
 upon exercise of stock options                     ---         ---     178,666
Issuance of 124,564 shares of Common Stock
 for consulting services                            ---         ---     207,863
Issuance of 10,000 shares of Common Stock
 under Stock Bonus Plan                             ---         ---      53,125
Issuance of warrants with convertible
 debentures                                         ---         ---      30,176
Issuance of beneficial conversion feature
  with convertible debentures                       ---         ---     398,000
Issuance of warrants with short-term
 notes payable                                      ---         ---     250,000
Issuance of 680,000 shares of Preferred
 Stock (net of offering costs of $96,252)           ---         ---   1,603,748
Revaluation of warrants for consulting services     ---         ---      89,500
Revaluation of options for legal services           ---         ---      10,500
Preferred stock dividends                      (14,965)         ---    (14,965)
Preferred stock dividends                           ---         ---         ---
Translation adjustment                              ---     119,337     119,337
                                          -------------    --------  ----------
Balance at September 30, 1997             $(36,988,889)    $203,195  $3,554,638
                                          =============     =======  ==========

See notes to consolidated financial statements.



                     Consolidated Statements of Cash Flows


                                          Years ended September 30
                                              1997         1996
                                           ----------  ----------
OPERATING ACTIVITIES

Net (loss)                               ($6,251,149)($8,798,303)
Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
Depreciation                                  553,298     349,061
Amortization of intellectual
  property rights                             121,741      76,023
Provision for (recovery of) inventory
  obsolescence                            (1,054,476)     950,000
Provision for doubtful accounts, returns
  and discounts                               119,274     120,126
Gain on sale of Holdings                          ---   (224,538)
(Gain) loss on disposal of equipment         (84,646)      37,576
Issuance and revaluation of warrants
  and options                                 360,988     706,268
Amortization of debenture issuance costs       27,507       4,278
Amortization of discount on note receivable
  and interest earned on lease deposit       (29,140)    (29,703)
Amortization of discounts on notes payable
  and convertible debentures                  954,820     304,570

Amortization of other assets                      ---     250,000
Write down of note receivable to
  realizable value                             92,471         ---
Amortization of deferred gain on sale and
  leaseback of building                      (70,119)         ---
Changes in operating assets and liabilities
  of continuing operations, excluding effect
  of purchase of Chartex in 1996:
Accounts receivable                         (271,173)      47,269
Inventories                                 1,086,999   1,935,923
Prepaid expenses and other current assets      28,260         177
Accounts payable                              138,532   (914,876)
Accrued expenses and other current
  liabilities                               (730,929)   1,133,407
Due to stockholder                                ---    (19,795)
                                           ----------  ----------
NET CASH (USED IN) OPERATING ACTIVITIES   (5,007,742) (4,072,537)



                     Consolidated Statements of Cash Flows


                                          Years ended September 30
                                              1997        1996
                                           ----------  ----------
INVESTING ACTIVITIES
Capital expenditures                         (24,597)   (596,402)
Purchase of Chartex, less $71,417
  cash received                                   --- (5,103,088)
Sale of Holdings, net of expenses and
  cash sold                                       ---   5,213,263
Proceeds from sale of property and
  equipment                                 3,376,056         ---
Proceeds from return of lease deposits         91,171         ---
Payments for lease deposits                 (245,953)         ---
                                           ----------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                3,196,677   (486,227)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock   1,603,748         ---
Proceeds from issuance of common stock            ---   3,080,000
Proceeds from issuance of common stock
  upon exercise of options                    178,666      46,874
Costs of common stock issuance                    ---   (293,583)
Proceeds from related party notes issued 1,000,000 2,160,000 Proceeds from convertible debentures
  issued                                    2,020,000   2,000,000
Payments on notes payable, related party  (2,160,000)         ---
Costs to issue convertible debentures       (155,400)   (154,000)
Increase (decrease) in notes payable              ---   (109,503)
Payments on long-term debt and capital
  lease obligations                       (1,912,430)   (768,613)
                                           ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES 574,584 5,961,175 Effect of exchange rate changes on
  cash and equivalents                       (44,132)     (9,675)
                                           ----------  ----------
Increase (decrease) in cash and
  cash equivalents                        (1,280,613)   1,392,736
Cash and cash equivalents at
  beginning of year                         2,914,080   1,521,344
                                           ----------  ----------
Cash and cash equivalents at
  end of year                              $1,633,467  $2,914,080
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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $336,000 (Pounds) 195,000 per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make a security deposit of $336,000 (Pounds) 195,000 to be reduced in subsequent years. The facility had a net book value of $1,398,819 (Pounds) 810,845 on the date of the transaction. The $1,966,181 (Pounds) 1,139,155 gain which resulted from this transaction



will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 1997 was $1,767,612 (Pounds) 1,096,441. Concurrent with this transaction, the Company repaid the mortgage loan on this property of $1,834,000 (Pounds) 1,062,500.

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
                                            --------
                                             $67,152
                                            ========
Note 4.  Notes Payable and Long-Term Debt

During 1997, the Company repaid and then subsequently borrowed $1,000,000 from
Mr. Dearholt, a current director of the Company.  The outstanding note payable bears interest at 12% and is payable in full in 1998.  As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock at $1.848 per share, which represented the average trading price for the five trading days prior to the closing date for



the transaction and resulted in an initial discount on the note of $250,000. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2004. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 200,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 1997, net of unamortized discount of $133,209. The discount in combination with the note's 12% coupon resulted in an effective interest rate of 53 percent on the note.

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

Note 5.  Income Taxes



A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before income taxes as of September 30, 1997 and 1996, are as follows:

                                               September 30
                                              1997         1996
                                          ----------   ----------
Tax credit statutory rates              $(2,130,479) $(2,942,986)
Nondeductible expenses                       223,368          ---

State income tax, net of federal benefits (241,660) (231,219) Benefit of net operating loss not recognized, increase in valuation
  allowance                                2,073,129    3,153,062
Other                                         75,642     (21,143)
                                          ----------   ----------
                                          $      ---   $      ---
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

Balance, beginning                                  $(31,857,476)



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

On April 6, 1991 the Company entered into a stock option agreement with this same former officer. Under the agreement, the Company granted the former officer the option to purchase up to 130,000 shares of Common Stock at the market price at the date of the grant ($4.75 per share). Exercise of the option was contingent upon the market price of the Common Stock equaling at



least $9.50 per share within a three-day period immediately preceding the date of exercise. On July 31, 1996, the Board of Directors amended the plan entitling the exercise of these options for 130,000 shares of Common Stock at any time prior to the expiration of the option period. In October, 1996 36,000 of these shares were exercised. At September 30, 1997 options to purchase 94,000 shares of Common Stock were outstanding under this agreement.

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

                                              Year ending September 30
                                              Earnings                 Earnings
                                       1997   per share     1996      per share
                                   --------------------------------------------
Net loss attributable to
  common stockholders            $(6,266,114)    (.74)  $(8,798,303)     (1.33)
Compensation expense related
  to stock options granted          (688,975)    (.08)    $(566,487)      (.09)
                                 ------------  -------     ---------  ---------
                                 $(6,955,089)    (.82)  $(9,364,790)     (1.42)
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

Common Stock Purchase Warrants

During 1996, the Company entered into a consulting agreement (the "Consulting
Agreement") with a third party to provide investor relations services.  In connection with the Consulting Agreement, the Company granted the consultant common stock purchase warrants to purchase 150,000 shares of the Company's common stock. In 1997, the Company amended the consulting agreement, reducing the exercise price to $2.00 per share.  The Company recognized compensation of
$89,500 and $78,500 in 1997 and 1996, respectively, under FAS 123 in connection



with the exercisable shares. At September 30, 1997, 50,000 warrants were exercisable.

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

Note 8.  Preferred Stock

In 1997, FHC raised approximately $1.6 million proceeds, net of issuance costs of $96,252, in a private placement of 680,000 shares of 8% cumulative convertible preferred stock.  In addition, 52,000 common stock purchase warrants were issued to the placement agents.  Each share of preferred stock is convertible into one share of the Company's common stock on or after August 1,
1998.  Annual preferred stock dividends will be paid if and as declared by the
Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the



preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock.

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

The acquisition of Chartex was accounted for as a purchase. The purchase price of $5.2 million was less than the fair value of net assets purchased by $7.5



million. The excess of the fair value of the net assets acquired over the purchase price was allocated to reduce long-term assets on a pro rata basis in order to arrive at the purchase accounting values for the assets and liabilities acquired.

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

                                                             September 30
(Amounts in thousands)                                     1997          1996
                                                          -------       -------
Net revenues:
  United States                                            $2,050        $1,514
  International                                               866           550

Operating profit (loss):
  United States                                           (3,120)       (6,071)
  International                                           (2,118)       (1,865)

Identifiable assets:
  United States                                             3,349         4,946
  International                                             4,990         6,320




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

Note 14.  Current Accounting Pronouncements

Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," which supersedes APB Opinion No 15, was issued in February 1997 by the Financial Accounting Standards Board. The Statement changes the computation



and presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

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

Segments of an Enterprise

Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in July 1997 by the Financial Accounting Standards Board. The Statement requires the Corporation to disclose the factors used to identify reportable segments including the



basis of organization, differences in products and services, geographic areas, and regulatory environments. The Statement additionally requires financial results to be reported in the financial statements for each reportable segment. The Statement is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of the statement will have a material impact on the consolidated financial statements.

Note 15.  Continuing Operations

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $6.3 million for the year ended September 30, 1997, and as of September 30, 1997, had an accumulated deficit of $37.0 million. At September 30, 1997, the Company had working capital of $1.3 million and stockholders' equity of $3.6 million. The Company expects to incur substantial expenditures in an effort to increase consumer awareness and acceptance of the Female Condom. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated requirements. Specifically, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking company specializing in providing advice to pharmaceutical medical devices and managed care companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purpose of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect to consummate any such transaction. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to promote the Female Condom and to curtail certain other of its operations or, ultimately, cease operations.





Note 16.  Subsequent Events - Restatement of 1996 and 1997 Financial
Statements.

In March 1998, the Company discovered that it did not properly report a charge to interest expense for the amortization of discounts associated with a "beneficial conversion feature" on two sets of convertible debentures issued in August 1996 and February 1997.

As disclosed in Note 4, the first set of debentures was issued in August 31, 1996 for $2,000,000 at 8% and the second set of debentures was issued February 20, 1997 for $2,020,000 at 8%, both maturing after 3 years. Both sets of convertible debentures included a conversion feature that was "in the money" as of the date of issuance ( a "beneficial conversion feature"). The beneficial conversion feature allowed the debentures to be converted into company stock at the lesser of $5.275 per share for debentures No. 1 and $2.875 per share for debentures No. 2 (representing the average market price for the five preceding days of the date the debentures were sold) or 80% of the market price at the time the conversion occurs. Fifty percent of the debentures could be converted into company stock after 45 days and the remainder after 65 days for both debentures.

In March 1997, the SEC staff concluded that a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. Any discount resulting from the beneficial conversion feature increases the effective interest rate of the security and should be reflected as charge to interest expense.

The intrinsic value of the beneficial conversion feature as of date of issuance was $382,000 on debentures No. 1 and $398,000 on debentures No. 2 and, as a result, the Company has restated the previously reported financial statements for 1997 and 1996 as follows:

                                                        September 30,
                                                       ---------------
                                                   1997            1996
Statement of operations:                        -----------     ----------
  Increase in interest expense and increase
    in net (loss) attributable to common
    stockholders                                   $642,000       $138,000
  Increase in net (loss) per common share           ($0.07)        ($0.02)

Balance sheet:
  Increase in accumulated deficit and
   increase in additional paid-in capital           780,000

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

Consolidated Statements of Operations --Years ended September 30, 1997 and 1996

Consolidated Statements of Stockholders' Equity --Years ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows -- Years ended  September 30, 1997 and
1996

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

None.



3. Exhibits Filed:

Number    Description
3.1    Amended and Restated Articles of Incorporation. (1)
3.2    Amended and Restated By-Laws of the Company. (2)
4.1    Amended and Restated Articles of Incorporation same as Exhibit 3.1 (1)
4.2 Articles II, VII, and XI of the Amended and restated By-Laws of the Company. (included in Exhibit 3.2)
10.1 Employment Agreement between John Wundrock and the Company dated October 1, 1989. (1)
10.2   Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company)
       1990    Stock Option Plan. (3)
10.3 Commercial Building Lease dated May 1, 1992 covering the Jackson, Wisconsin office and manufacturing facility. (4)
10.4 Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (5)
10.5   Trademark License Agreement for Reality Trademark. (6)
10.6   Office space lease between the Company and John Hancock Mutual Life
       Insurance    Company dated June 1, 1994. (7)
10.7 Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (8)
10.8   1994 Stock Option Plan. (9)
10.9 Investor relations and development services Consulting Agreement between the Company and CCRI Corporation dated March 13, 1995. (10)
10.10 Consultant Warrant Agreement dated March 13, 1995 between the Company and CCRI Corporation, as amended on April 22, 1996. (11)
10.11 Offshore Securities Subscription Agreement for the sale of 370,000 shares of Company Common stock dated February 7, 1995. (10)
10.12 Offshore Securities Subscription Agreement for the sale of 100,000 shares of Company Common stock dated February 7, 1995. (10)
10.13 Offshore Securities Subscription Agreement for the sale of 500,000 shares of Company Common stock dated February 7, 1995. (10)
10.14 Settlement Agreement and Mutual Release of All Claims between WPC Holdings, Inc., Reflect, Inc. and the Company dated June 15, 1995. (11)
10.15 Stock Purchase Agreement by and between WPC Acquisition Corporation and the Company dated June 20, 1995. (12)
10.16 Agreement relating to the acquisition of the entire issued share capital of Chartex Resources Limited and exhibits thereto. (13)
10.17 Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement. (12)
10.18  Outside Director Stock Option Plan (11)
10.19 Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (14)
10.20 Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (14)
10.21 Employment Letter dated February 28, 1990 from Chartex Resource Ltd. to Michael Pope, and Board amendments thereto. (14)
10.22 Grant Letter dated March 7, 1996 from the Government office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (14)
10.23 Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (14)
10.24 Form of Offshore Securities Subscription Agreement entered into between the Company and certain foreign investors on September 12, 1996. (15)
10.25 Form of 8% Convertible Debenture Due August 31, 1999 issued by the Company to certain foreign investors on September 12, 1996. (15)



10.26 Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (15)

10.27 Lease Agreement between Chartex Resources Limited, P.A.T. (Pensions) Limited and the Female Health Company (16)
10.28 Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related note purchase and warrant agreement, warrants and stock issuance agreement (17)
10.29  1997 Stock Option Plan
10.30  Employee Stock Purchase Plan

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

(16) Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB
(17)   Incorporated herein by reference to the Company's March 31, 1997 Form
       10-QSB.

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

Date:  March 24, 1998

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                        Date

/s/O.B. Parrish             Chairman of the Board        March 24, 1998
-----------------------     Chief Executive Officer,
O.B. Parrish                Acting Chief Financial and
                            Accounting Officer,
                            and Director


/s/Mary Ann Leeper          President, Chief Operating   March 24, 1998
-------------------------   Officer and Director
Mary Ann Leeper, Ph.D.


/s/William R. Gargiulo      Secretary, Vice-President    March 24, 1998
-------------------------   International and Director
William R. Gargiulo, Jr.

EXHIBIT INDEX

Exhibit
Number  Description
-----------------------------------------------------------------------------
10.29   1997 Stock Option Plan

10.30   Employee Stock Purchase Plan