Form 10KSB/A
period 1997-12-31
FEMALE HEALTH CO
filed 1998-03-31
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-2

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

                      Documents Incorporated by Reference

 Document                          Part of Form 10-KSB Into Which Incorporated



-------------                      ------------------------------------------
The Company's Notice of
Annual Meeting of Shareholders
and Proxy Statement for the 1998                  Part III, Items 10, 11, 12
and 13 Annual Meeting of Shareholders




                             FORM 10-KSB/A-2 INDEX

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership Of Certain Beneficial Owners and
     Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, List and Reports on Form 8-K



           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-KSB/A-2 which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations, factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing, limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets; and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates. the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities, the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions, the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel, the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.



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

In addition to the commercial market, the Female Condom is sold to the global public sector. In particular, the Product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood in the United States. Following several years of testing the efficacy and acceptability of the Female Condom, the Product received a formal endorsement by The World Health Organization (WHO) and the Joint United Nations Programme on AIDS (UNAIDS). In 1996, the Company entered into a three-year agreement with UNAIDS, whereby UNAIDS will facilitate the availability and distribution of the Female Condom in the developing world and the Company will sell the Product to developing countries at a reduced price. Specifically, the UNAIDS Agreement provides that UNAIDS, in collaboration with other public sector partners, will prepare educational material concerning the Female Condom to be used at different levels of the health system, including communities and social marketing programs. To help facilitate the preparation of this educational material, the Company furnished UNAIDS with copies of various educational and instructional materials concerning the Female Condom which the



Company had in its possession. In addition, UNAIDS is required to promote the use of the Female Condom at the global level and toward the National AIDS programs at the country level. UNAIDS is required to use its best reasonable efforts to promote a social marketing approach by providing to social marketing programs information on the special reduced price as well as such educational and promotional material concerning the product as it deems necessary and appropriate. UNAIDS has also agreed to include the Female Condom in the UNAIDS supplies and equipment list, which catalogs HIV/AIDS materials. The Company is not required to make any payments to UNAIDS for its services under the agreement; rather, the Company has agreed to supply the Female Condom to developing countries at a special reduced price. The special reduced price at which the Company has agreed to supply product generally equals the Company's per unit production costs directly attributable to the manufacture of the product provided, however, that during an initial three-year term ending December 31, 1999, if annual sales under the agreement equal at least 3 million units, the price per unit cannot exceed 0.38 pounds. Although the Company's 1997 fiscal year sales under the agreement were approximately 900,000 units, the Company has agreed to supply product under the agreement during fiscal year 1998 at 0.38 pounds per unit. Although there are no minimum or maximum numbers of units which must be purchased under the agreement, the Company has agreed to reserve sufficient production capacity as is reasonably necessary to provide an adequate supply of product under the agreement. If necessary, this capacity will equal up to the greater of 10% of the Company's total annual production capacity or 6 million units per year. If demand under the agreement exceeds this level, the Company must use reasonable efforts to meet the additional demand. Pursuant to this agreement, the Product is currently being marketed in Zambia and Zimbabwe with plans for 1998 market introductions in South Africa, Uganda, Tanzania, Cote d' Ivoire and other countries. As part of the UNAIDS agreement, the South African government recently ordered one and one-half million Female Condoms which are fully funded for delivery in fiscal year 1998.

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

Results Of Operations

Fiscal Year Ended September 30, 1997 ("1997") Compared to Fiscal Year Ended September 30, 1996 ("1996")



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

In order for the Company to cover fixed manufacturing overhead costs and realize a breakeven at the gross profit margin, annual unit sales of approximately 5.6 million Female Condoms are required based upon the current average selling price per unit. The Company's unit sales for fiscal 1997 were
3.3 million Female Condoms. Additionally, in order to cover administrative expenses and achieve a breakeven before advertising and promotion expenses, the Company must achieve cumulative annual unit sales of approximately 17.8 million Female Condoms based upon the current average selling price per unit or total sales revenues of $15.7 million.

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

New Accounting Pronouncements

Please see "Current Accounting Pronouncements" in Note 14 in financial statements included herein at Part II Item 7.



ITEM 7. Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT: McGladrey & Pullen, LLP

Consolidated Restated Balance Sheet -September 30, 1997

Consolidated Restated Statements of Operations for each of the two years in the period ended September 30, 1997

Consolidated Restated Statements of Stockholders' Equity for each of the two years in the period ended September 30, 1997

Consolidated Restated Statements of Cash Flows for each of the two years in the period ended September 30, 1997

Notes to Consolidated Financial Statements




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

As described in Note 16 to the financial statements, the Company changed its method of accounting for discounts on convertible debentures. This change has been applied retroactively to 1996 and, accordingly, all prior financial statements have been restated.

                                   McGLADREY & PULLEN, LLP
Schaumburg, Illinois
November 20, 1997



                          Consolidated Balance Sheet
                                  "Restated"
                                                     September 30
                                                          1997
                                                     ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $1,633,467
Accounts receivable, net of allowances of
  $292,000                                                610,951
Inventories, net of allowances of $894,000                947,081
Prepaid expenses and other current assets                 293,590
                                                      -----------
TOTAL CURRENT ASSETS                                    3,485,089

OTHER ASSETS
Note receivable                                           750,000
Intellectual property, net of accumulated
  amortization of $199,248                                996,360
Other assets                                              243,782

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures                       3,863,859
Less: accumulated depreciation                          (999,735)
                                                      -----------
                                                        2,864,124
                                                      -----------
                                                       $8,339,355
                                                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, related party, net of unamortized
  discount of $133,209                                   $866,791
Current maturities of long-term debt and
  capital lease obligations                                43,996
Accounts payable                                          874,908
Accrued expenses and other current liabilities            372,323
Preferred dividends payable                                14,965
                                                       ----------
TOTAL CURRENT LIABILITIES                               2,172,983

LONG-TERM LIABILITIES
Long term debt and capital lease obligations,
  less current maturities                                 538,969
Deferred gain on sale of facility                       1,767,612
Other long term liabilities                               305,153
                                                       ----------
                                                        4,784,717
STOCKHOLDERS' EQUITY
Convertible Preferred Stock, par value $.01
  per share.  Authorized 5,000,000 shares; issued
  and outstanding 680,000 shares                            6,800
Common Stock, par value $.01 per share.
  Authorized 15,000,000 shares; issued and
  outstanding 9,514,430 shares                             95,145
Additional paid-in capital                             40,238,387
Foreign currency translation gain                         203,195



Accumulated deficit                                  (36,988,889)
                                                     ------------
                                                        3,554,638
                                                     ------------
                                                       $8,339,355
                                                     ============

See notes to consolidated financial statements.



                     Consolidated Statements of Operations
                                  "Restated"

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

See notes to consolidated financial statements.



                Consolidated Statements of Stockholders' Equity
                                  "Restated"
                                                                     Additional
                                             Preferred   Common         Paid-in
                                                Stock    Stock          Capital
                                                -------  -------        -------

Balance at September 30, 1995                   $   ---  $63,928    $29,411,702
Net loss                                            ---      ---            ---
Issuance of 700,000 shares of Common Stock
 (net of offering costs of $293,313)                ---    7,000      2,779,417
Issuance of 13,350 shares of Common Stock
 upon exercise of stock options                     ---      133         46,741
Issuance of 105,580 shares of Common Stock
 for consulting and other services                  ---    1,056        626,712
Issuance of warrants with convertible
 debentures                                         ---      ---         90,000

Issuance of beneficial
  conversion feature with convertible
  debentures                                        ---      ---        382,000
Issuance of warrants with short-term
 notes payable                                      ---      ---        340,000
Issuance of warrants for consulting and
 other services                                     ---      ---         78,500
Translation adjustment                              ---      ---            ---
                                               -----------------    -----------
Balance at September 30, 1996                       ---  $72,117    $33,755,072

Net loss                                            ---      ---            ---
Issuance of 2,128,371 shares of Common Stock
 upon conversion of debt                            ---   21,284      3,670,281
Issuance of 39,833 shares of Common Stock
 upon exercise of stock options                     ---      398        178,268
Issuance of 124,564 shares of Common Stock
 for consulting services                            ---    1,246        206,617
Issuance of 10,000 shares of Common Stock
 under Stock Bonus Plan                             ---      100         53,025
Issuance of warrants with convertible
 debentures                                         ---      ---         30,176
Issuance of beneficial conversion feature
  with convertible debentures                       ---      ---        398,000
Issuance of warrants with short-term
 notes payable                                      ---      ---        250,000
Issuance of 680,000 shares of Preferred
 Stock (net of offering costs of $96,252)         6,800      ---      1,596,948
Issuance of warrants for consulting services        ---      ---         89,500
Revaluation of options for legal services           ---      ---         10,500
Preferred stock dividends                           ---      ---            ---
Translation adjustment                              ---      ---            ---
                                                 ------ --------      ---------
Balance at September 30, 1997                    $6,800  $95,145    $40,238,387
                                               ========  =======    ===========



                Consolidated Statements of Stockholders' Equity
                                  "Restated"
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
                                          =============     =======  ==========

See notes to consolidated financial statements.



                     Consolidated Statements of Cash Flows
                                  "Restated"


                                          Years ended September 30
                                              1997         1996
                                           ----------  ----------
OPERATING ACTIVITIES

Net (loss)                               ($6,251,149)($8,798,303)
Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
Depreciation                                  553,298     349,061
Amortization of intellectual
  property rights                             121,741      76,023
Provision for (recovery of) inventory
  obsolescence                            (1,054,476)     950,000
Provision for doubtful accounts, returns
  and discounts                               119,274     120,126
Gain on sale of Holdings                          ---   (224,538)
(Gain) loss on disposal of equipment         (84,646)      37,576
Issuance and revaluation of warrants
  and options                                 360,988     706,268
Amortization of debenture issuance costs       27,507       4,278
Amortization of discount on note receivable
  and interest earned on lease deposit       (29,140)    (29,703)
Amortization of discounts on notes payable
  and convertible debentures                  954,820     304,570

Amortization of other assets                      ---     250,000
Write down of note receivable to
  realizable value                             92,471         ---
Amortization of deferred gain on sale and
  leaseback of building                      (70,119)         ---
Changes in operating assets and liabilities
  of continuing operations, excluding effect
  of purchase of Chartex in 1996:
Accounts receivable                         (271,173)      47,269
Inventories                                 1,086,999   1,935,923
Prepaid expenses and other current assets      28,260         177
Accounts payable                              138,532   (914,876)
Accrued expenses and other current
  liabilities                               (730,929)   1,133,407
Due to stockholder                                ---    (19,795)
                                           ----------  ----------
NET CASH (USED IN) OPERATING ACTIVITIES   (5,007,742) (4,072,537)



                     Consolidated Statements of Cash Flows
                                  "Restated"


                                          Years ended September 30
                                              1997        1996
                                           ----------  ----------
INVESTING ACTIVITIES
Capital expenditures                         (24,597)   (596,402)
Purchase of Chartex, less $71,417
  cash received                                   --- (5,103,088)
Sale of Holdings, net of expenses and
  cash sold                                       ---   5,213,263
Proceeds from sale of property and
  equipment                                 3,376,056         ---
Proceeds from return of lease deposits         91,171         ---
Payments for lease deposits                 (245,953)         ---
                                           ----------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                3,196,677   (486,227)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock   1,603,748         ---
Proceeds from issuance of common stock            ---   3,080,000
Proceeds from issuance of common stock
  upon exercise of options                    178,666      46,874
Costs of common stock issuance                    ---   (293,583)
Proceeds from related party notes issued 1,000,000 2,160,000 Proceeds from convertible debentures
  issued                                    2,020,000   2,000,000
Payments on notes payable, related party  (2,160,000)         ---
Costs to issue convertible debentures       (155,400)   (154,000)
Increase (decrease) in notes payable              ---   (109,503)
Payments on long-term debt and capital
  lease obligations                       (1,912,430)   (768,613)
                                           ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES 574,584 5,961,175 Effect of exchange rate changes on
  cash and equivalents                       (44,132)     (9,675)
                                           ----------  ----------
Increase (decrease) in cash and
  cash equivalents                        (1,280,613)   1,392,736
Cash and cash equivalents at
  beginning of year                         2,914,080   1,521,344
                                           ----------  ----------
Cash and cash equivalents at
  end of year                              $1,633,467  $2,914,080
                                           ==========  ==========

See notes to consolidated financial statements.



                     Consolidated Statements of Cash Flows
                                  "Restated"



                                          Years ended September 30
                                              1997        1996
                                           ----------  ----------
Supplemental cash flow disclosures:
  Interest paid                              $273,714    $457,280

Supplemental schedule of noncash investing and financing activities:

 Convertible debentures converted to
   common stock, net of unamortized discounts
   and issuance costs                       3,691,565
 Issuance of warrants on convertible
    debentures and notes payable              280,176     430,000
 Capital lease obligations incurred for
    equipment                                  56,588
 Preferred dividends declared                  14,965

 Sale of manufacturing facility:
    Proceeds from sale                      3,365,000
    Depreciated cost of property          (1,398,819)
                                          -----------
 Deferred gain on sale                      1,966,181

 Sale of WPC Holdings, Inc.:
   Selling price                                        8,285,000
   Liabilities assumed by buyer                         (916,060)
  Note receivable taken                                 (785,000)
  Other assets received                                 (250,000)
                                                       ----------
  Cash received                                         6,333,940
  Expenses on sale and cash sold                      (1,120,677)
                                                      -----------
                                                       $5,213,263

 Purchase of Chartex:
  Assets acquired:
  Trade receivables                                       203,613
  Inventories                                             644,268
  Other current assets                                     82,053
  Property and equipment                                3,870,167
  Intellectual property rights                          1,127,469
                                                       ----------
                                                        5,927,570
  Liabilities assumed:
  Accounts payable and accrued expenses                 (835,725)
  Bank debt                                           (1,615,229)
  Other long-term debt                                (1,109,235)
                                                       ----------
                                                        3,560,189
  Net assets acquired, net of cash
    received of $71,417                                 2,367,381
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

Inventories: Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out (FIFO) method.



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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for all awards during Fiscal 1996 and 1997 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

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

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated requirements. Specifically, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking company specializing in providing advice to pharmaceutical medical devices and managed care companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purpose of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect to consummate any such transaction. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to promote the Female Condom and to curtail certain other of its operations or, ultimately, cease operations.




Note 16.  Restatement of 1996 and 1997 Financial Statements.

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

The intrinsic value of the beneficial conversion feature as of date of issuance was $382,000 on debentures No. 1 and $398,000 on debentures No. 2 and, as a result, the Company has restated the previously reported financial statements for 1997 and 1996 as follows:

                                                        September 30,
                                                       ---------------
                                                   1997            1996
Restated statement of operations:               -----------     ----------
  Increase in interest expense and increase
    in net (loss) attributable to common
    stockholders                                   $642,000       $138,000
  Increase in net (loss) per common share           ($0.07)        ($0.02)

Restated balance sheet:
  Increase in accumulated deficit and
   increase in additional paid-in capital           780,000




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



Item 13. Exhibits, List and Reports On Form 8-K.

A.   Documents Filed as a Part of This Report:



1.   Financial Statements.
The following restated consolidated financial statements of the Company are included in Item 8 hereof:

Consolidated Restated Balance Sheet - September 30, 1997

Consolidated Restated Statements of Operations --Years ended September 30, 1997 and 1996

Consolidated Restated Statements of Stockholders' Equity --Years ended September 30, 1997 and 1996

Consolidated Restated Statements of Cash Flows -- Years ended September 30, 1997 and 1996

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

None.



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



10.26 Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (15)
10.27 Lease Agreement between Chartex Resources Limited, P.A.T. (Pensions) Limited and the Female Health Company (16)
10.28 Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related note purchase and warrant agreement, warrants and stock issuance agreement (17)

10.29  1997 Stock Option Plan (18)
10.30  Employee Stock Purchase Plan (18)
10.31 Agreement dated March 14, 1997, between the Joint United Nations Programme on HIV/AIDS and Chartex International PLC.
10.32 Agreement dated September 29, 1997 between Vector Securities International and The Female Health Company.

21.0   Subsidiaries of Registrant (19)
27.0   Financial Data Schedule (19)
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.
(2)    Incorporated herein by reference to the Company's 1995 Form 10-KSB.
(3)    Incorporated herein by reference to the Company's December 31, 1990
       Form 10-Q.
(4)    Incorporated herein by reference to the Company's June 30, 1992 Form
       10-Q.
(5) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-51586, as filed with the Securities and Exchange Commission on September 28, 1992.
(6)    Incorporated herein by reference to the Company's 1992 Form 10-KSB.
(7)    Incorporated herein by reference to the Company's June 30, 1994 Form
       10-Q.
(8) Incorporated herein by reference to the Company's Registration Statement on Form S-2, Registration No. 33-84524, as filed with the Securities and Exchange Commission on September 28, 1994.
(9)    Incorporated herein by reference to the Company's 1994 Form 10-KSB.
(10)   Incorporated herein by reference to the Company's March 31, 1995 Form
       10-Q.
(11) Incorporated herein by reference to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 23, 1996.
(12)   Incorporated herein by reference to the Company's June 30, 1995 Form
       10-Q.
(13) Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 20, 1995.
(14) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.
(15)   Incorporated herein by reference to the Company's 1996 Form 10-K.
(16) Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB
(17)   Incorporated herein by reference to the Company's March 31, 1997 Form
       10-QSB.

(18) Incorporated herein by reference to the Company's Form 10-KSB/A-1 for the year ended September 30, 1997 filed March 25, 1998.



(19) Incorporated herein by reference to the Company's Form 10-KSB for the year ended September 30, 1997, as amended.

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

Date:  March 31, 1998



In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                        Date

/s/O.B. Parrish             Chairman of the Board        March 31, 1998
-----------------------     Chief Executive Officer,
O.B. Parrish                Acting Chief Financial and
                            Accounting Officer,
                            and Director


/s/Mary Ann Leeper          President, Chief Operating   March 31, 1998
-------------------------   Officer and Director
Mary Ann Leeper, Ph.D.


/s/William R. Gargiulo      Secretary, Vice-President    March 31, 1998
-------------------------   International and Director
William R. Gargiulo, Jr.




EXHIBIT INDEX

Exhibit
Number  Description
-----------------------------------------------------------------------------

10.31 Agreement dated March 14, 1997 between the Joint United Nations Programme on HIV/AIDS and Chartex International Plc.
10.32 Agreement dated September 29, 1997 between Vector Securities International and The Female Health Company.