Form 10QSB/A
period 1997-12-31
FEMALE HEALTH CO
filed 1998-03-31
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-QSB/A-2

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




                                FORM 10-QSB/A-2


                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                     INDEX


Part I.       Financial Information:                                  Page

              Unaudited Condensed Restated Consolidated Balance Sheet -
                December 31, 1997 ................................      3

              Unaudited Condensed Consolidated
                Statements of Operations -
                Three Months Ended December 31, 1997
                and December 31, 1996............................       4

              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Three Months Ended December 31, 1997
                and December 31, 1996...........................       5

              Notes to Unaudited Condensed Consolidated
                Financial Statements............................       6

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............      10


Part II.      Other Information

               Recent Sales of Unregistered Securities ..........      16

               Exhibits and Reports on form 8-K..................      17

SIGNATURES.......................................................      18



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED RESTATED CONDENSED CONSOLIDATED BALANCE SHEET


                                                       December 31, 1997
ASSETS
Current Assets:
   Cash and equivalents                                       $2,675,992
   Accounts receivable, net                                      722,938
   Inventories, net                                              637,499
   Prepaid expenses and other current assets                     502,768
                                                             -----------
TOTAL CURRENT ASSETS                                           4,539,197

Note receivable, net of unamortized discount                     750,000
Intellectual property rights and other
  assets, net                                                  1,167,812

PROPERTY, PLANT AND EQUIPMENT                                  3,979,765
Less accumulated depreciation and amortization               (1,163,645)
                                                             -----------
 Net  Property, plant, and equipment                           2,816,120
                                                             -----------
TOTAL ASSETS                                                  $9,273,129
                                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable, net of unamortized discount                   $933,798
   Trade accounts payable                                        643,139
   Accrued expenses and other current liabilities                477,323
   Debt due within one year                                       34,218
   Preferred dividends payable                                    49,245
                                                             -----------
TOTAL CURRENT LIABILITIES                                      2,137,723

Long-term debt and capital lease obligations                     565,874
Deferred gain on sale of facility (see Note 3)                 1,800,785
Other long-term liabilities                                      288,640
                                                             -----------
TOTAL LIABILITIES                                              4,793,022

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock                                       14,099
Common Stock                                                      95,470
Additional Paid-in-capital                                    42,190,547
                                                            ------------
Translation gain (loss)                                          262,315
Accumulated deficit                                         (38,082,324)
                                                           -------------
                                                           -------------
Total Stockholders' Equity                                     4,480,107
                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $9,273,129
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


See notes to unaudited restated condensed consolidated financial statements.



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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents per year payable quarterly until 2016 of 195,000 (Pounds) representing approximately $336,000.



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

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated requirements. Specifically, the Company entered into an agreement with Vector Securities, International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purpose of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect to consummate any such transaction. Further, there can be no assurance, assuming the Company raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cashflow. If the Company is unable to obtain adequate financing, management will be required to curtail certain of The Company's operations or ultimately cease operations.



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

Endorsements

Currently the Female Condom is endorsed for use by the World Health Organization, the United Nations Joint Programme on AIDS, the U.S. Agency for



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

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first quarter, cash used in operations totaled $0.9 million. The Company funded cash used in operations with the $1.8 million net proceeds received from the private placement offering of convertible Preferred Stock. During 1998, management will continue pursuing other avenues to obtain financing including strategies to secure additional capital from a debt or equity securities offering. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

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

The Series 2 Preferred Stock and warrants were offered and sold by the Company in a private transactions without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. Each of the purchases in the private placement made various representations to the Company, including that the investor is an "accredited investor" under Registration D, which enabled the Company to conclude that Section 4(2) and Regulation D was satisfied.



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

(2)  Incorporated herein by reference to the Company's 1995 Form 10-KSB.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE FEMALE HEALTH COMPANY

                                   /s/ O. B. Parrish
DATE: March 31, 1998               --------------------------
                                   O. B. Parrish, Chairman
                                   and Chief Executive Officer
                                   and Principal Accounting
                                        Officer