Form 10QSB
period 1998-03-31
FEMALE HEALTH CO
filed 1998-05-15
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

   (Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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

Common Stock, $.01 Par Value - 10,285,757 shares outstanding as of May 5, 1998

             Transitional Small Business Disclosure Format (check one):
                        Yes _________    No       X



                                     FORM 10-QSB
                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
   INDEX
   Part I.       Financial Information:                                   Page
                 Cautionary Statement Regarding Forward Looking
                  Statements . . . . . . . . . . . . . . . . . . . . .     3
                 Unaudited Condensed Consolidated Balance Sheet -
                  March 31, 1998 . . . . . . . . . . . . . . . . . . .     4
                 Unaudited Condensed Consolidated
                  Statements of Operations -
                  Three Months Ended March 31, 1998
                  and March 31, 1997 . . . . . . . . . . . . . . . . .     5
                 Unaudited Condensed Consolidated
                  Statements of Operations -
                  Six Months Ended March 31, 1998
                  and March 31, 1997 . . . . . . . . . . . . . . . . .     6
                 Unaudited Condensed Consolidated
                  Statements of Cash Flows -
                  Six Months Ended March 31, 1998
                  and March 31, 1997 . . . . . . . . . . . . . . . . .     7
                 Notes to Unaudited Condensed Consolidated
                  Financial Statements . . . . . . . . . . . . . . . .     8
                 Management's Discussion and Analysis or Plan of
                  Operation  . . . . . . . . . . . . . . . . . . . . .    14
   Part II.      Other Information
                 Exhibits and Reports on Form 8-K . . . . . . . . . . .   23
   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24



                           CAUTIONARY STATEMENT REGARDING
                             FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations, factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing, limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets; and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates, the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities, the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions, the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel, the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.


                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     March 31,
                                                                        1998
   ASSETS

   Current Assets:

      Cash and equivalents                                         $3,202,113
      Accounts receivable, net                                        464,217
      Inventories, net                                                755,154
      Prepaid expenses and other current assets                       186,816
                                                                   ----------
   TOTAL CURRENT ASSETS                                             4,608,300

   Intellectual property rights, net                                  973,975
   Other assets                                                       165,899


   PROPERTY, PLANT AND EQUIPMENT                                    4,021,035
   Less accumulated depreciation and amortization                  (1,311,066)
    Net  Property, plant, and equipment                             2,709,969
                                                                   ----------
   TOTAL ASSETS                                                    $8,458,143

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Notes payable, net of unamortized discount                  $   706,022
      Trade accounts payable                                          418,725
      Accrued expenses and other current liabilities                  616,710
      Debt due within one year                                        588,009
      Preferred dividends payable                                      82,779
                                                                   ----------
   TOTAL CURRENT LIABILITIES                                        2,412,245

   Capital lease obligations                                           14,146
   Deferred gain on lease of facility (see Note 3)                  1,790,443
   Other long-term liabilities                                        207,937
                                                                   ----------
   TOTAL LIABILITIES                                                4,424,771

   STOCKHOLDERS' EQUITY:
   Convertible preferred stock                                         14,099
   Common stock                                                        95,509
   Additional Paid-in-capital                                      43,305,158
   Accumulated deficit                                            (39,661,243)
   Translation gain                                                   279,849
                                                                  -----------
   Total Stockholders' Equity                                       4,033,372
                                                                  -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 8,458,143
                                                                  ===========

   See notes to unaudited condensed consolidated financial statements.



                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1998         1997(a)
                                                     -----------    -----------
Net revenues                                          $1,619,949    $  596,198
Cost of products sold                                  1,511,138     1,082,200
                                                       ---------    ----------
Gross margin (loss)                                      108,811      (486,002)

Advertising & Promotion                                  110,307       828,115

Selling, general and administrative                      686,914       718,348
                                                       ---------    ----------
Total Operating Expenses                                 797,221     1,546,463
                                                       ---------    ----------
Operating loss                                          (688,410)   (2,032,465)


Interest, net and other expense                           39,974       416,069
                                                       ---------     ---------
Pretax loss                                             (728,384)   (2,448,534)

Provision for income taxes                                 ----           ----
                                                       ---------    ----------
Net loss                                                (728,384)   (2,448,534)

Preferred dividends accreted, Series 2
  (See Note 8)                                           817,000          ----
Preferred dividends, Series 1                             33,534          ----
                                                       ---------    ----------
et loss attributable to Common stockholders          (1,578,918)   (2,448,534)
                                                       =========    ==========

Basic and diluted net loss
  per common share outstanding                            $(0.17)       $(0.32)
Weighted average number of common shares
  outstanding                                          9,549,419     7,737,710

(a) Amounts have been restated see Note 7 of notes to unaudited condensed consolidated financial statements.


   See notes to unaudited condensed consolidated financial statements.



                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Six Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1998         1997(a)
                                                     ----------     ----------
Net revenues                                         $2,925,753     $1,202,016
Cost of products sold                                 3,091,792      2,059,899
                                                     -----------    ----------
Gross margin (loss)                                    (166,039)      (857,883)
Advertising & Promotion                                 279,228      1,307,481
Selling, general and administrative                   1,256,668      1,343,100
                                                     -----------    ----------
Total Operating Expenses                              1,535,896      2,650,581
                                                     -----------    ----------
Operating loss                                       (1,701,935)    (3,508,464)

Interest, net and other expense                          85,606        790,732
                                                      ----------    ----------
Pretax loss                                           (1,787,541)   (4,299,196)

Provision for income taxes                                 ----           ----
                                                     -----------   -----------
Net loss                                             $(1,787,541)  $(4,299,196)

Preferred dividends accreted, Series 2 (See Note 8)      817,000          ----
Preferred dividends, Series 1                             67,813          ----
                                                     -----------   -----------
Net loss attributable to Common stockholders         $(2,672,354)  $(4,299,196)
                                                     ===========   ===========
Basic and diluted net loss
  per common share outstanding                       $     (0.28)  $     (0.57)
Weighted average number of common shares
  outstanding                                          9,546,883     7,563,371

   (a) Amounts have been restated see Note 7 of notes to unaudited condensed consolidated financial statements.


   See notes to unaudited condensed consolidated financial statements.



                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months ended March 31,
                                                     -------------------------
                                                         1998        1997(a)
                                                     ------------  ------------
OPERATIONS:
Net (loss)                                           $(1,787,541) $ (4,299,196)
Adjusted for noncash and nonoperating items:
  Depreciation and amortization                          296,733       313,386
  Noncash interest expense                               166,640       301,178
  Amortization of discounts on convertible debentures      ----        544,000
  Reduction in inventory reserves                       (589,388)         ----
  Reduction in accounts receivable reserves             (101,580)         ----
  Amortization of other assets                             5,567          ----
  Changes in operating assets and liabilities            904,193      (827,027)
                                                      ----------    ----------
Net cash provided (used) in operating activities      (1,105,376)   (3,967,659)

INVESTING ACTIVITIES:
Capital expenditures                                     (15,955)      (77,980)
Proceeds from repayment of note receivable               750,000          ----
Lease of facility (see Note 3)                             ----      3,288,185
                                                      ----------    ----------
Net cash provided (used) in investing activities         734,045     3,210,205

FINANCING ACTIVITIES:
Borrowings                                             1,000,000     2,834,500
Debt repayments                                       (1,033,270)   (4,024,742)
Proceeds from the issuance of preferred stock          1,851,034          ----
Proceeds from the issuance of common stock upon
  exercise of options and warrants                       108,902       575,374
                                                      -----------   ----------
Net cash provided (used) by financing activities       1,926,666      (614,868)
Effect of exchange rate change on cash
  and equivalents                                         13,311       (46,657)
                                                     -----------    ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS            1,568,646    (1,418,979)
Cash and equivalents at beginning of period            1,633,467     2,914,080
                                                      ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD                 $3,202,113    $1,495,101
                                                      ==========    ==========
Schedule of noncash financing and investing activities:
Preferred dividends declared, Series 1                    67,813          ----
Preferred dividends accreted, Series 2                   817,000          ----
Issuance of warrants on notes payable                    297,500          ----
Conversion of Convertible Debentures into Common Stock      ----    $1,674,000

   (a) Amounts have been restated see Note 7 of notes to unaudited condensed consolidated financial statements.

   See notes to unaudited condensed consolidated financial statements.



                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998

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

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1997.

NOTE 2 - Earnings Per Share

Basic and diluted net (loss) per Common share outstanding is based on the weighted average of shares of Common Stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share in the accompanying financial statements have been presented to conform to Statement No. 128 requirements. The Company has "in the money" options and warrants outstanding of 1,136,196 and 200,000 as of March 31, 1998 and 1997, respectively. The Company also has preferred stock outstanding as of March 31, 1997, which is convertible into 1,409,927 shares of common stock (see Note 5). The inclusion of the options, warrants and convertible preferred stock in the computation of diluted earnings per share would have resulted in a reduction of the loss per share (antidilutive) and therefore both basic and diluted earnings per share amounts were the same for each of the periods presented in the accompanying financial statements.



                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998

NOTE 3 - Lease of Manufacturing Facility

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

NOTE 4 - Inventories

The components of inventory consist of the following:

                                                       March 31, 1998
                                                        --------------
          Raw Material and work in process                $   714,117
          Finished Goods                                      348,776
                                                          -----------
          Inventory, Gross                                  1,062,893
          Less: Inventory reserves                           (307,739)
                                                          -----------
          Inventory, net                                  $   755,154
                                                          ===========



                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998


NOTE 5 - Sale of Convertible Preferred Stock

On December 31, 1997, the Company completed a private placement of 729,927 shares of Class A Convertible Preferred Stock - Series 2 (the "Series 2 Preferred Stock") and Warrants to purchase 240,000 shares of Common Stock. The Series 2 Preferred Stock was sold at a per share price of $2.74, resulting in net proceeds to the Company of $1.82 million, after commissions and expenses. The Series 2 Preferred Stock automatically converted into Common Stock on a one-for-one basis, on April 3, 1998 the date in which the registration statement registering the resale of the Common Stock was declared effective by the SEC. The investors received four-year Warrants to purchase 240,000 shares of Common Stock exercisable at a price per share equal to the lesser of $3.425 or the average of the three closing bid prices per share of Common Stock for any three consecutive trading days chosen by the investor during the 30 trading day period ending on the trading day immediately prior to the exercise of the Warrants. Individuals providing services to the Company's placement agent for the above convertible Preferred Stock received Warrants to purchase 4,000 shares of Common Stock exercisable at any time prior to December 31, 2001, at $4.11.

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


                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998

NOTE 6 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $6.3 million for the year ended September 30, 1997, a loss of $1.8 million for the six months ended March 31, 1998 and as of March 31, 1998 had an accumulated deficit of $39.7 million. At March 31, 1998, the Company had working capital of $2.2 million and stockholders' equity of $4.0 million. In the future, the Company expects to continue to broaden distribution of the Female Condom through expanding partnerships in the major markets including the United States, the European market and the Developing World and to support its manufacturing operations to meet the increased demand. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements. These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated short-term requirements. Specifically, the Company entered into an agreement with Vector Securities, International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purpose of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. However, no



                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998

NOTE 6 - Financial Condition (continued)

specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect to consummate any such transaction.



Further, there can be no assurance, assuming the Company raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to curtail certain of the Company's operations or ultimately cease operations.

Note 7 - Restatement of 1997 Financial Statements

In March 1998, the Company discovered that its reporting of a charge to interest expense for the amortization of discounts associated with a "beneficial conversion feature" on two sets of convertible debentures issued in August 1996 and February 1997 was not in accord with a March, 1997 SEC decision regarding the reporting of such transactions.

The first set of debentures was issued August 12, 1996 for $2,000,000 at 8% and the second set of debentures was issued February 20, 1997 for $2,020,000 at 8%, both maturing after 3 years. Both sets of convertible debentures included a conversion feature that was "in the money" as of the date of issuance (a "beneficial conversion feature"). The beneficial conversion feature allowed the debentures to be converted into Company Common stock at the lesser of $5.275 per share for debentures No. 1 and $2.875 per share for debentures No. 2 (representing the average market price for the five days preceding the date the debentures were sold) or 80% of the market price at the time the conversion occurs. Fifty percent of the debentures could be converted into Company Common stock after 45 days from the date of issuance and the remaining after 65 days for both debentures.

In March 1997, the SEC staff concluded that a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible. Any discount resulting from the beneficial conversion feature increases the effective interest rate of the security and should be reflected as a charge to interest expense.



                     THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998

NOTE 7 - Restatement of 1997 Financial Statements (continued)

The intrinsic value of the beneficial conversion feature as of the date of issuance was $382,000 on debentures No. 1 and $398,000 on debentures No. 2 and, as a result, the Company has restated the previously reported unaudited condensed consolidated statements of operations for 1997 as follows:

                                                         March 31, 1997
                                                     Three Months Six Months
                                                         Ended      Ended
                                                     -----------------------
   Increase in interest expense and increase in
     net loss attributable to common stockholders     $ 300,000  $ 544,000
   Increase in net loss per common share
     outstanding                                         (0.04)     (0.07)

Note 8 - Preferred Dividends, Series 2

The Company's $2.0 million private placement of convertible preferred stock on December 31, 1997, included a beneficial conversion feature valued at $500,000 and four-year warrants to purchase additional shares of common stock valued at $317,000. In accordance with new SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants, a total of $817,000 as additional paid-in capital at March 31, 1998. The corresponding discount of $817,000 associated with the issuance of the convertible preferred stock is a one-time, nonrecurring charge that has been fully amortized and reflected as preferred dividends accreted in the consolidated statements of operations for the quarter and six months ended March 31, 1998. The dividend accretion had no impact on the Company's cash flow from operations.



                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION


GENERAL

The Female Health Company ("FHC" or the "Company") markets, manufactures and sells The Female Condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

Safety and Efficacy

Clinical trials and actual multi-country marketing have established The Female Condom as safe and effective. Studies show the following results:

   Reduction in STDs 1)                    34%  {Results when Female Condom was
   Reduction in Unprotected Sex 1)         25%  available as an option vs. when
                                           only the male condom was available.}

Prevention of Pregnancy-                95%  When used properly with every sex
     Effectiveness 2)                   act.

   1)   Supported by UNAIDS
   2)   Supported by USAID and conducted by Family Health International.

Recent studies completed in Japan for regulatory submission indicate the efficacy of The Female Condom may be even higher than noted above.

No significant safety issues or side effects have been reported to date with The Female Condom.

Cost Effectiveness

Preliminary results from a study supported by UNAIDS indicate making The Female Condom available is highly cost effective for governments in terms of reducing public health costs in both developed and developing countries.

Endorsements

Currently, The Female Condom is endorsed for use by the World Health Organization (WHO), the United Nations Joint Programme on AIDS (UNAIDS) the U.S. Agency for International Development (USAID) and a number of states and cities in the United States.



                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION


Advantages vs. the Male Condom

The Female Condom is currently the only available barrier method controlled by women which allows them to protect themselves from STDs, including HIV/AIDS and unintended pregnancy. Although latex male condoms also offer protection against STDs, The Female Condom possesses a certain number of advantages. The most important advantage is that a woman can control whether or not she is protected. Many men do not like to wear male condoms and may refuse to do so. The material that is used for The Female Condom, polyurethane, offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is 40% stronger than latex, reducing the probability that The Female Condom sheath will tear during use. Clinical studies and everyday use have shown that latex male condoms can tear between 4% and 8% of the times they are used. Unlike latex, polyurethane quickly transfers heat, so The Female Condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The Product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge there is no reported allergy to date to polyurethane. The Female Condom is also more convenient, providing the option of insertions hours before sexual arousal and as a result is less disruptive during sex than the male condom which requires sexual arousal for application.

Global Market

The market potential for The Female Condom is large and growing as highlighted by the following:

   - New cases of STDs each year:  300 million
   - Estimated Annual Male Condom Market:  4.7 billion units

Strategy/Goals

The Company's strategy is to act as a manufacturer selling The Female Condom to the global public sector, the U.S. public sector and commercial partners for country specific marketing. The public sector customers and partners assume the cost of shipping and marketing. As a result as volume increases , expenses other than manufacturing costs will not increase appreciably.



                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION

Commercialization

The Product is currently sold to both commercial (private sector) and public sector markets in ten countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh. In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have never been approved in Japan and, as a result, 85% of Japanese couples seeking protection use condoms. The Company's partner in Japan, Taiho Pharmaceuticals, a $1 billion subsidiary of Otsuka, submitted an application for regulatory approval to Koseisho (Japanese equivalent of FDA) in October, 1997. After approval, which is expected in 1998, the Company will manufacture the Product and supply it to Taiho. Taiho has responsibility for marketing and distributing The Female Condom in Japan. Taiho has the exclusive right to market The Female Condom in Japan provided it sells at least 1.8 million units in the first year after regulatory approval and 1.3 million units each year thereafter. The price at which Taiho will purchase the product is under negotiation. Results of the clinical tests in Japan show that The Female Condom may be more effective in preventing pregnancy than the male condom and has a high acceptance rate of 70% among Japanese women. Taiho plans to market The Female Condom under the name "Mylura Femy."

The Company is currently in discussions with potential distributors for India and The People's Republic of China and other countries.

In addition to the commercial market, The Female Condom is sold to U.S. and the global public sector customers. In the U.S., the Product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Currently, city and state governments in New York, Pennsylvania, Washington, Illinois, Chicago, Philadelphia, New York, San Francisco, and Florida have purchased the Product for distribution with a number of others expressing interest.

In 1996, the Company entered into a three-year agreement with UNAIDS, whereby
UNAIDS will facilitate the availability and distribution of The Female Condom in the developing world.  The Company will sell the Product to developing countries at a reduced price based on the total number of units purchased.  The special reduced price is negotiated each year between the Company and UNAIDS.
Currently, the price is set at 0.38 (Pounds) per unit.  Pursuant to this agreement, The Product is currently being marketed in Zambia and Zimbabwe with plans for 1998 market introductions in South Africa, Uganda, Tanzania, Cote
d'Ivoire and other countries.  As part of the UNAIDS agreement, the South
African government recently ordered one and one-half million Female Condoms(
which were shipped by the Company prior to March 31, 1998.  Recent orders also

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION


include 1.2 million units for Uganda. In April, UNAIDS held a three-day meeting in Pretoria, South Africa devoted exclusively to accelerating the introduction of The Female Condom in developing countries. The meeting was attended by more than 80 representatives from 15 countries from Southern and Eastern Africa.

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

The Company believes that The Female Condom's( PMA approval and FDA classification as a Class III Medical Device create a significant barrier to entry. The Company estimates that it would take a minimum of four to six years to implement, execute, and receive FDA approval of a PMA to market another type of female condom.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of The Female Condom.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

For the current quarter, sales increased $1,023,751, or 172%, compared with the same period last year. The higher sales resulted from increased sales compared to the same period last year in two of the Company's major market segments: domestic public sector and global public sector.

The Female Health Company had revenues of $1,619,949 and a net loss of $728,384 ($.08 per common share) for the three months ended March 31, 1998 compared to revenues of $596,198 and a net loss of $2,448,534 ($.32 per common share) for the three months ended March 31, 1997. As discussed more fully below, the decrease in the Company's net loss was principally related to increased sales volume, reduced expenditures for advertising and promotion, adjustments to inventory reserves and reduced interest expense.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION


Cost of goods sold increased $428,938, or 40%, to $1,511,138 in the current quarter from $1,082,200 for the same period last year. During the quarter the Company reduced its reserve for inventory obsolescence based upon the increased demand for product and the resulting lower inventory levels. The adjustment of the inventory reserve reduced cost of goods sold by $300,000. There were no
adjustments to inventory reserves during the same period last year.




Advertising and promotional expenditures decreased $717,808, or 87%, to $110,307 in the current quarter from $828,115 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that The Female Condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant marketing program. Accordingly, the Company is in discussions with potential partners for the U.S. that have the resources to conduct such a marketing program. The prior period amounts largely reflect expenditures for the Company's previous print advertising campaign and single market test of the Company's television commercial.

Selling, general and administrative expenses decreased $31,434, or 4%, to $686,914 in the current quarter from $718,348 for the same period last year. The decrease reflects the Company's initiatives to reduce spending in all administrative areas. The Company reduced its expenses associated with telecommunication, legal, and financial matters in the United States and United Kingdom.

Net interest and nonoperating expenses decreased to $39,974, or 90%, for the current period from $416,069 for the same period the prior year. The decrease is due to lower interest expense attributable to a decreased level of debt outstanding during the quarter. During the same period last year, the Company amortized $300,000 of discounts related to certain beneficial conversion features included with the convertible debentures issued by the Company, see note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

For the six months ended March 31, 1998, sales increased $1,723,737, or 143%, compared with the same period last year. The higher sales are due to increased unit sales to domestic public sector agencies and the global public sector.
The Female Health Company had net revenues of $2,925,753 and a net loss of
$1,787,541 ($.19 per common share) for the six months ended March 31, 1998 compared to revenues of $1,202,016 and a net loss of $4,299,196 ($.57 per common share) for the six months ended March 31, 1997.  As discussed more fully



                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION



below, the decrease in the Company's net loss was principally related to increased sales volume, reduced expenditures for advertising and promotion, adjustments to inventory reserves and reduced interest expense.

Cost of goods sold increased $1,031,893, or 50%, to $3,091,792 in the current period from $2,059,899 for the same period last year. Increases in the costs of goods sold which are related to higher sales volumes, were offset, in part, by a $589,388 reduction in the Company's reserve for inventory obsolescence. The FDA's decision to extend the useful life of The Female Condom to five years from three years and the reduction of finished goods inventories resulting from the increased level of sales were the factors leading to the inventory reserve adjustment. The Company did not adjust inventory reserves during the same period last year.

Advertising and promotional expenditures decreased $1,028,253, or 79%, to $279,228 for the six months ended March 31, 1998 from $1,307,481 for the same period in the prior year. During the prior year increased advertising and promotional expenditures supported the Company's print advertising campaign and a single market test of the Company's television commercial. Through those campaigns the Company believes that The Female Condom is responsive to promotion. Due to capital constraints, advertising and promotional spending were limited in the first six months of the current year.

Selling, general and administrative expenses decreased $86,432, or 6%, to $1,256,668 in the current period from $1,343,100 for the same period last year. The decrease primarily resulted from expenditures for research and development and telecommunications.

Net interest and nonoperating expenses decreased to $85,606 for the current period from $790,732 for the same period the prior year. During the prior year the Company had a higher level of debt resulting from the issuance of convertible debentures. The subsequent conversion of the debentures has lowered the outstanding debt and decreased interest expense.



                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION


LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote The Female Condom. During the first six months of fiscal 1998, cash used in operations totaled $1.1 million. The Company funded cash used in operations and improved its cash position with the $1.8 million net proceeds received from the private placement offering of convertible Preferred Stock and the collection of $0.7 million pursuant to the prepayment of the $1 million promissory note the Company received in connection with its sale of its former wholly-owned subsidiary, WPC Holdings, Inc. The Company valued the promissory note at $0.7 million as of September 30, 1997. Management believes that cash on hand at March 31, 1998 will be sufficient to meet requirements for the balance of fiscal 1998. However, until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At March 31, 1998, the Company had current liabilities of $2.4 million including a $1.0 million note payable due March 25, 1999, to Mr. Dearholt, a Director of the Company. Mr. Dearholt beneficially owns 909,777 shares of the Company's Common Stock as of March 31, 1998.

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



                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION



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

CONTINUED LISTING ON THE AMERICAN STOCK EXCHANGE

The Company's common stock is listed for trading on the American Stock Exchange (the "Exchange"). The Constitution of the Exchange provides that its Board of Governors may, in its discretion, at any time, remove any security from listing. Although the determination as to whether a security warrants delisting is not based on any precise mathematical formula, the Exchange has adopted a number of guidelines which it will consider when deciding whether to delist an Exchange-traded security. Certain of these guidelines address the issuer's financial condition. For example, the Exchange will consider delisting the securities of an issuer which has stockholders' equity of less than $2 million if the Company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years (which the Company has) or which has stockholders' equity of less than $4 million if the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years (which the Company has). The
Exchange will also consider delisting the stock of a company which has incurred net losses in its five most recent fiscal years (which the Company has). As of March 31, 1998, the Company had stockholders' equity of approximately $4.0 million. On February 5, 1998, the Company received a letter from the Exchange noting that the Company has fallen below certain of the Exchange's continued listing guidelines and indicating that the Exchange will review the Company's listing eligibility. The letter specifically noted that the Company has fallen below the Exchange's continued listing guidelines triggered by both (a) five



                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION


years of losses and (b) equity below $4 million since the Company had losses in three of its four most recent fiscal years. Subsequent to management meeting with representatives of the Exchange, the Company received a letter from the Exchange dated April 21, 1998 in which the Exchange determined to continue to list the Company until the Exchange can review the Company's June 30, 1998 Form 10-QSB and subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's routine periodic review of the Company's SEC and other filings. There can be no assurance that the Exchange will permit the continued listing of the Company's common stock on the Exchange. If the Exchange delists trading of the Company's common stock, investors would likely find it more difficult to obtain accurate quotations of the price of the Company's common stock and to sell the common stock on the open market.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

FOREIGN CURRENCY AND MARKET RISK

The Company manufactures The Female Condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States Dollar. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.



                             PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

   Exhibit Number      Description
   3.1            Amended and Restated Articles of Incorporation. (1)

   3.2            Amended and Restated By-Laws. (2)

   4.1            Amended and Restated Articles of Incorporation. (1)

   4.2 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.2). (1)

   10.1 Company Promissory Note Payable to Stephen M. Dearholt for $1 million dated March 25, 1998 and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement.

    27            Financial Data Schedule

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

(2) Incorporated herein by reference to the Company's 1995 Form 10-KSB.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.



                                    EXHIBIT INDEX


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE FEMALE HEALTH COMPANY


DATE: May 14, 1998                  /s/O.B. Parrish
                                   ----------------------------
                                   O. B. Parrish, Chairman and Chief Executive
                                   Officer and Principal Accounting Officer