Form 10QSB
period 1998-06-30
FEMALE HEALTH CO
filed 1998-08-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE ACT

          For the transition period from __________  to  ____________

                        Commission File Number 0-18849

                           THE FEMALE HEALTH COMPANY
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Wisconsin                           39-1144397
               ------------------                 ------------------
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation or Organization)

919 N. Michigan Avenue, Suite 2208, Chicago, IL                 60611
----------------------------------------------------          ----------
(Address of Principal Executive Offices)                     (Zip Code)

                                (312) 280-2281
                                -----------------
            (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
                              ----------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

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

         Common Stock, $.01 Par Value - 10,415,757 shares outstanding as of August 7, 1998

Transitional Small Business Disclosure Format (check one):

                     Yes _________    No       X



                                  FORM 10-QSB

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.       Financial Information:                                   Page
              Cautionary Statement Regarding Forward Looking
                Statements . . . . . . . . . . . . . . . . . . . . .     3

              Unaudited Condensed Consolidated Balance Sheet -
                June 30, 1998  . . . . . . . . . . . . . . . . . . .     4

              Unaudited Condensed Consolidated
                Statements of Operations -
                Three Months Ended June 30, 1998
                and June 30, 1997  . . . . . . . . . . . . . . . . .     5

              Unaudited Condensed Consolidated
                Statements of Operations -
                Nine Months Ended June 30, 1998
                and June 30, 1997  . . . . . . . . . . . . . . . . .     6

              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Nine Months Ended June 30, 1998
                 and June 30, 1997  . . . . . . . . . . . . . . . . .    7

              Notes to Unaudited Condensed Consolidated
                Financial Statements . . . . . . . . . . . . . . . .     8

              Management's Discussion and Analysis or Plan of
                Operation  . . . . . . . . . . . . . . . . . . . . .    14

Part II.      Other Information

              Exhibits and Reports on Form 8-K . . . . . . . . . . .    23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25



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

                                                                      June 30,
                                                                        1998
                                                                     ---------
ASSETS
Current Assets:
   Cash and equivalents                                             $2,203,481
   Accounts receivable, net                                            862,357
   Inventories, net                                                    784,636
   Prepaid expenses and other current assets                           213,384
                                                                    ----------
TOTAL CURRENT ASSETS                                                 4,063,858

Intellectual property rights, net                                      938,956
Other assets                                                           162,776

PROPERTY, PLANT AND EQUIPMENT                                        4,006,640
Less accumulated depreciation and amortization                      (1,448,072)
                                                                    ----------
 Net  Property, plant, and equipment                                 2,558,568
                                                                    ----------
TOTAL ASSETS                                                        $7,724,158
                                                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable, net of unamortized discount                      $   767,538
   Trade accounts payable                                              337,080
   Accrued expenses and other current liabilities                      301,677
   Debt due within one year                                            641,173
   Preferred dividends payable                                         116,686
                                                                    ----------
TOTAL CURRENT LIABILITIES                                            2,164,154

Capital lease obligations                                                9,591
Deferred gain on lease of facility (see Note 3)                      1,759,197
Other long-term liabilities                                            196,438
                                                                    ----------
TOTAL LIABILITIES                                                    4,129,380

STOCKHOLDERS' EQUITY:
Convertible preferred stock                                              6,800
Common stock                                                           104,158
Additional Paid-in-capital                                          43,667,433
Accumulated deficit                                                (40,610,254)
Translation gain                                                       426,641
                                                                    ----------
Total Stockholders' Equity                                           3,594,778
                                                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 7,724,158
                                                                    ==========

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                                June 30,
                                                          ---------------------
                                                            1998       1997(a)
                                                        -----------  ----------

Net revenues                                            $1,114,919   $ 814,403
  Cost of products sold                                    990,383     799,239
                                                        ----------  ----------
  Gross margin (loss)                                      124,536      15,164

Advertising & Promotion                                     92,193     173,158
Selling, general and administrative                        908,339     759,403
                                                        ----------  ----------
Total Operating Expenses                                 1,000,532     932,561
                                                        ----------  ----------
Operating loss                                            (875,996)   (917,397)

Interest, net and other expense                             39,109     153,348
                                                        ----------  ----------
Pretax loss                                               (915,105) (1,070,745)

Provision for income taxes                                   ----         ----
                                                        ----------  ----------
Net loss                                                  (915,105) (1,070,745)

Preferred dividends accreted, Series 2
 (see Note 8)                                                ----         ----
Preferred dividends, Series 1                               33,907        ----
                                                        ----------  ----------
Net loss attributable to Common stockholders              (949,012) (1,070,745)
                                                        ==========  ==========

Basic and diluted net loss per common
 share outstanding                                          $(0.09)     $(0.12)
Weighted average number of common shares
 outstanding                                            10,371,469   9,161,125


(a) Amounts have been restated see Note 7 of notes to unaudited condensed consolidated financial statements.

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Nine Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1998       1997(a)
                                                        ----------  ----------
Net revenues                                            $4,040,672  $2,016,419
Cost of products sold                                    4,082,175   2,859,138
                                                        ----------  ----------
Gross margin (loss)                                        (41,503)   (842,719)

Advertising & Promotion                                    371,421   1,480,639
Selling, general and administrative                      2,165,007   2,102,503
                                                        ----------  ----------
Total Operating Expenses                                 2,536,428   3,583,142
                                                        ----------  ----------
Operating loss                                          (2,577,931) (4,425,861)

Interest, net and other expense                            124,714     944,080
                                                        ----------  ----------
Pretax loss                                             (2,702,645) (5,369,941)

Provision for income taxes                                   ----         ----
                                                        ----------  ----------
Net loss                                                (2,702,645) (5,369,941)

Preferred dividends accreted, Series 2
 (see Note 8)                                             817,000         ----
Preferred dividends, Series 1                             101,720         ----
                                                        ----------  ----------
Net loss attributable to Common stockholders           $(3,621,365) (5,369,941)
                                                        ==========  ==========

Basic and diluted net loss per common
 share outstanding                                     $     (0.37) $    (0.66)
Weighted average number of common shares
 outstanding                                             9,821,778   8,095,955

(a) Amounts have been restated see Note 7 of notes to unaudited condensed consolidated financial statements.

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months ended June 30,
                                                     --------------------------
                                                          1998       1997(a)
                                                       ----------   ----------
OPERATIONS:
Net (loss)                                            $(2,702,645) $(5,369,941)
Adjusted for noncash and nonoperating items:
 Depreciation and amortization                            442,140      495,135
 Noncash interest expense                                 243,419      577,574
 Amortization of discounts on convertible
   debentures                                               ----       642,000
 Reduction in inventory reserves                         (652,192)        ----
 Reduction in accounts receivable reserves               (101,386)        ----
 Amortization of other assets                               8,008         ----
 Changes in operating assets and liabilities              148,006     (809,443)
                                                       ----------   ----------
Net cash provided (used) in operating activities       (2,614,650)  (4,464,675)

INVESTING ACTIVITIES:
Capital expenditures                                      (16,918)     (82,178)
Proceeds from repayment of note receivable                750,000         ----
Lease of facility (see Note 3)                               ----    3,291,410
                                                       ----------   ----------
Net cash provided in investing activities                 733,082    3,209,232


FINANCING ACTIVITIES:
Borrowings                                              1,000,000    2,507,602
Debt repayments                                        (1,040,347)  (4,040,848)
Proceeds from the issuance of preferred stock           1,843,384         ----
Proceeds from the issuance of common stock upon
 exercise of options and warrants                         480,175      776,352
                                                       ----------   ----------
Net cash provided (used) by financing activities        2,283,212     (756,894)

Effect of exchange rate change on cash and
 equivalents                                              168,370      (39,840)
                                                       ----------   ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS               570,014   (2,052,177)
Cash and equivalents at beginning of period             1,633,467    2,914,080
                                                       ----------   ----------
CASH AND EQUIVALENTS AT END OF PERIOD                  $2,203,481     $861,903
                                                       ==========   ==========
Schedule of noncash financing and investing
 activities:
 Preferred dividends declared, Series 1                  $101,720         ----
 Preferred dividends accreted, Series 2                   817,000
 Issuance of warrants on notes payable                    297,500         ----
 Conversion of Preferred Stock into Common Stock            7,299
 Conversion of Convertible Debentures into Common Stock      ----   $4,020,000

(a) Amounts have been restated see Note 7 of notes to unaudited condensed consolidated financial statements.
See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


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

Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1997.

NOTE 2 - Earnings Per Share

Basic and diluted net (loss) per Common share outstanding is based on the weighted average of shares of Common Stock outstanding during the period.
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share in the accompanying financial statements have been presented to conform to Statement No. 128 requirements. The Company has "in the money" options and warrants outstanding of 1,357,866 and 670,400 as of June 30, 1998 and 1997, respectively. The Company also has preferred stock outstanding as of June 30, 1998, which is convertible into 680,000 shares of common stock (see Note 5). The inclusion of the options, warrants and convertible preferred stock in the computation of diluted earnings per share would have resulted in a reduction of the loss per share (antidilutive) and therefore both basic and diluted earnings per share amounts were the same for each of the periods presented in the accompanying financial statements.

NOTE 3 - Lease of Manufacturing Facility

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received 1,950,000 (Pounds) representing approximately $3,365,000 for leasing the facility to a third party for a nominal annual rental charge and for providing the third party an option to purchase the facility for one pound during the period December 2006 to December 2027.



As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents per year payable quarterly until 2016 of 195,000 (Pounds) representing approximately $336,000. The lease is renewable through 2027. The Company was also required to make a security deposit of 195,000 (Pounds) representing approximately $336,000 to be reduced in subsequent years. The facility had a net book value of 810,845 (Pounds) representing approximately $1,398,819 on the date of the transaction. The 1,139,155 (Pounds) representing approximately $1,966,181 gain which resulted from this transaction will be recognized ratably over the initial term of the lease.

Concurrent with this transaction, the Company repaid the mortgage loan on this property of 1,062,500 (Pounds) representing approximately $1,834,000.

NOTE 4 - Inventories

The components of inventory consist of the following:

                                                     June 30, 1998
                                                     -------------
Raw Material and work in process                     $   569,585
Finished Goods                                           459,664
                                                      ----------
Inventory, Gross                                       1,029,249
Less: Inventory reserves                                (244,613)
                                                      ----------
Inventory, net                                       $   784,636
                                                      ==========

NOTE 5 - Sale of Convertible Preferred Stock

On December 31, 1997, the Company completed a private placement of 729,927 shares of Class A Convertible Preferred Stock - Series 2 (the "Series 2 Preferred Stock") and Warrants to purchase 240,000 shares of Common Stock. The Series 2 Preferred Stock was sold at a per share price of $2.74, resulting in net proceeds to the Company of $1.82 million, after commissions and expenses. The Series 2 Preferred Stock automatically converted into Common Stock on a one-for-one basis, on April 3, 1998, the date in which the registration statement registering the resale of the Common Stock was declared effective by the SEC. The investors received four-year Warrants to purchase 240,000 shares of Common Stock exercisable at a price per share equal to the lesser of $3.425 or the average of the three closing bid prices per share of Common Stock for any three consecutive trading days chosen by the investor during the 30 trading day period ending on the trading day immediately prior to the exercise of the Warrants. Individuals providing services to the Company's placement agent for the above convertible Preferred Stock received Warrants to purchase 4,000 shares of Common Stock exercisable at any time prior to December 31, 2001, at $4.11 per share.

In September 1997, the Company raised approximately $1.6 million net proceeds, after issuance costs of $96,252, in a private placement of 680,000 shares of 8% cumulative convertible Preferred Stock - Series 1. In addition, warrants to purchase 52,000 shares of Common Stock were issued to the placement agents.
Each share of Preferred Stock is convertible into one share of the Company's Common Stock on or after August 1, 1998. Annual Preferred Stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's Common Stock unless



dividends are paid in full on the Preferred Stock. The shares may be redeemed at the option of the Company, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the Preferred Stock - Series 1 would have priority over the Company's Common Stock.

NOTE 6 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $6.3 million for the year ended September 30, 1997, a loss of $2.7 million for the nine months ended June 30, 1998 and as of June 30, 1998 had an accumulated deficit of $40.6 million. At June 30, 1998, the

Company had working capital of $1.9 million and stockholders' equity of $3.6 million. In the future, the Company expects to continue to broaden distribution of the Female Condom through expanding partnerships in the major markets including the United States, the European market and the developing World and to support its manufacturing operations to meet the increased demand. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes. At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch The Female Condom.

Management believes that recent developments, including the broadening of distribution of the product under the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, provide an indication of the Company's continued success in broadening awareness and distribution of the Female Condom. The expanding distribution may benefit efforts to raise additional capital and to secure additional agreements to promote and distribute the Female Condom throughout other parts of the world.

Management has held preliminary discussions with potential investors and financial institutions regarding the Company's capital requirements.  These parties have expressed interest in providing financing under certain circumstances that may satisfy the Company's currently anticipated short-term requirements.  Previously, the Company entered into an agreement with Vector
Securities, International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies.  Pursuant to this agreement, Vector is acting as the
Company's exclusive financial advisor for the purpose of identifying and evaluating opportunities available to the Company for increasing shareholder value.  These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product.  However, no specific opportunity has yet been identified and there can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect to consummate any such transaction.
Further, there can be no assurance, assuming the Company raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cashflow.  If the Company is unable to



obtain adequate financing, management will be required to curtail certain of the Company's operations or ultimately cease operations.

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

In March 1997, the SEC staff concluded that a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the security is convertible. Any discount resulting from the beneficial conversion feature increases the effective interest rate of the security and should be reflected as a charge to interest expense.

The intrinsic value of the beneficial conversion feature as of the date of issuance was $382,000 on debentures No. 1 and $398,000 on debentures No. 2 and, as a result, the Company has restated the previously reported unaudited condensed consolidated statements of operations for 1997 as follows:

                                                           June 30, 1997
                                                      -----------------------
                                                    Three Months Six Months
                                                        Ended       Ended
                                                     ----------  ---------
Increase in interest expense and increase in
  net loss attributable to common stockholders         $ 98,000  $ 642,000

Increase in net loss per common share
 outstanding                                             $(0.01)    $(0.08)


Note 8 - Preferred Dividends, Series 2

The Company's $2.0 million private placement of convertible Preferred Stock -
Series 2 on December 31, 1997 included a beneficial conversion feature valued at $500,000 and four-year warrants to purchase additional shares of common stock valued at $317,000.  In accordance with new SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants, a total of $817,000 as additional paid-in capital.  The corresponding discount of $817,000, associated with the issuance



of the convertible preferred stock is a one-time, non-recurring charge that has been fully amortized and reflected as preferred dividends accreted in the consolidated statements of operations for the quarter and nine months ended June 30, 1998. The dividend accretion had no impact on the Company's cashflow from operations.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION

                                    GENERAL


The Female Health Company ("FHC" or the "Company") manufactures, markets and sells The Female Condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

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
Effectiveness 2)                             act.

1)   Supported by UNAIDS
2)   Supported by USAID and conducted by Family Health International.

Recent studies completed in Japan for regulatory submission indicate the efficacy of The Female Condom may be even greater than noted above.

No significant safety issues or side effects have been reported to date with The Female Condom.

Cost Effectiveness

Preliminary results from a cost effectiveness study supported by UNAIDS indicate making The Female Condom available is highly cost effective for governments in terms of reducing public health costs in both developed and developing countries.

Endorsements

Currently, The Female Condom is endorsed for use by the World Health Organization (WHO), the United Nations Joint Programme on AIDS (UNAIDS), the U.S. Agency for International Development (USAID), many NGO's (non-government organizations) around the world, and a number of city and state public health departments in the United States.

At the June 1998 World AIDS Conference in Geneva, Switzerland The Female Condom appeared in over 50 studies, speeches and exhibition booths.

Advantages vs. the Male Condom

The Female Condom is currently the only available barrier method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. This is an important advantage as many men do not like to wear male condoms and may refuse to do so.



The material that is used for The Female Condom, polyurethane, offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is 40% stronger than latex, reducing the probability that The Female Condom sheath will tear during use. Clinical studies and everyday use have shown that latex male condoms can tear as much as 8% of the times they are used. Unlike latex, polyurethane quickly transfers heat, so The Female Condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The Product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to polyurethane. The Female Condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sex than the male condom which requires sexual arousal for application.

Global Market

The market potential for The Female Condom is large and growing as highlighted by the following:

     - New cases of STDs each year:  300 million
     - Estimated Annual Male Condom Market:  4.7 billion units

Strategy/Goals

The Company's strategy is to act as a manufacturer selling The Female Condom to the global public sector, the U.S. public sector and commercial partners for country specific marketing. The public sector customers and partners assume the cost of shipping and marketing. As a result, as volume increases, expenses other than manufacturing costs will not increase appreciably.

Commercialization

The Product is currently available through private and public sector or special government programs in thirty countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh. In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have never been approved in Japan and, as a result, 85% of Japanese couples seeking protection use condoms. The Company's partner in Japan, Taiho Pharmaceuticals, a $1 billion subsidiary of Otsuka, submitted an application for regulatory approval to Koseisho (Japanese equivalent of FDA) in October, 1997. After approval, which is expected in 1998, the Company will manufacture the Product and supply it to Taiho. Taiho has responsibility for marketing and distributing The Female Condom in Japan. Taiho has the exclusive right to market The Female Condom in Japan provided it sells at least 1.8 million units in the first year after regulatory approval and 2 million units thereafter. The price at which Taiho will purchase the product is under negotiation. Results of the clinical tests in Japan show that The Female Condom may be more effective in preventing pregnancy than the male condom and has a high acceptance rate of 70% among Japanese women. Taiho plans to market The Female Condom under the name "Mylura Femy."

The Company is currently in discussions with potential distributors for India and The People's Republic of China and other countries.



In addition to the commercial market, The Female Condom is sold to U.S. and global public sector customers. In the U.S., the Product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Currently, fourteen major city and state governments including New York, Pennsylvania, Florida, Connecticut, Hawaii, Louisiana, Maryland, New Jersey, South Carolina, Illinois, Chicago, Philadelphia, New York City, and Houston have purchased the Product for distribution with a number of others expressing interest. All fourteen major cities and states have reordered product after initial shipments.

In 1996, the Company entered into a three-year agreement with UNIADS, whereby UNAIDS will facilitate the availability and distribution of The Female Condom in the developing world. The Company will sell the Product to developing countries at a reduced price based on the total number of units purchased. The special reduced price is negotiated each year between the Company and UNAIDS. Currently, the price is set at 0.38 (Pounds) per unit. Pursuant to this agreement, The Product is currently being marketed in Zambia and Zimbabwe with plans for 1998 market introductions in South Africa, Uganda, Tanzania, Cote d'Ivoire and other countries. As part of the UNAIDS agreement, the South African government recently ordered one and one-half million Female Condoms( which were shipped by the Company prior to March 31, 1998. Recent orders also include 1.2 million units for Uganda. In April, UNAIDS held a three-day meeting in Pretoria, South Africa devoted exclusively to accelerating the introduction of The Female Condom in developing countries. The meeting was attended by more than 80 representatives from 15 countries from Southern and Eastern Africa.
The Company is now receiving reorders from countries which initially purchased The Female Condom under the UNAIDS program.

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

The Company believes that FDA's classification of The Female Condom as a Class III Medical Device, requiring a PMA approval to market by FDA, creates a significant barrier to entry. The Company estimates that it would take a minimum of four to six years to implement, execute, and receive FDA approval of a PMA to market another type of female condom.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of The Female Condom.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

For the current quarter, sales increased $300,516, or 37%, compared with the same period last year. The higher sales resulted from increased sales in the domestic public sector and global public sector.




The Female Health Company had revenues of $1,114,919 and a net loss of $915,105 ($.09 per common share) for the three months ended June 30, 1998 compared to revenues of $814,403 and a net loss of $1,070,745 ($.12 per common share) for the three months ended June 30, 1997. As discussed more fully below, the decrease in the Company's net loss was principally related to increased sales volume, reduced expenditures for advertising and promotion, adjustments to inventory reserves and reduced interest expense.

Cost of goods sold increased $191,144, or 24%, to $990,383 in the current quarter from $799,239 for the same period last year. During the quarter, the Company reduced its reserve for inventory obsolescence based upon the increased demand for product and the resulting lower inventory levels. The adjustment of the inventory reserve reduced cost of goods sold by $63,126. There were no adjustments to inventory reserves during the same period last year.

Advertising and promotional expenditures decreased $80,965, or 47%, to $92,193 in the current quarter from $173,158 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that The Female Condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant marketing program. Accordingly, the Company is in discussions with potential partners for the U.S. that have the resources to conduct such a marketing program. The prior period amounts largely reflect expenditures for the Company's previous print advertising campaign and single market test of the Company's television commercial.

Selling, general and administrative expenses increased $148,936, or 20%, to $908,339 in the current quarter from $759,403 for the same period last year. The Company granted employee incentive bonuses of restricted stock in lieu of cash during the quarter ended June 30, 1998 increasing total compensation expense by $307,625. The Company did not grant salary increases or employee incentive stock bonuses in the prior year. Excluding this non-cash charge, expenses for the quarter totaled $600,714, a decrease of $158,689 or 21% compared with the prior year quarter.

Net interest and non-operating expenses decreased $114,239 to $39,109, or 74%, for the current period from $153,348 for the same period the prior year. The decrease is due to lower interest expense attributable to a decreased level of debt outstanding during the quarter. During the same period last year, the Company amortized $98,000 of discounts related to certain beneficial conversion features included with the convertible debentures issued by the Company, see note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

For the nine months ended June 30, 1998, sales increased $2,024,253, or 100%, compared with the same period last year. The higher sales are due to increased unit sales to domestic public sector agencies and the global public sector.

The Female Health Company had net revenues of $4,040,672 and a net loss of $2,702,645 ($.28 per common share) for the nine months ended June 30, 1998 compared to revenues of $2,016,419 and a net loss of $5,369,941 ($.66 per common share) for the nine months ended June 30, 1997. As discussed more fully below, the decrease in the Company's net loss was principally related to



increased sales volume, reduced expenditures for advertising and promotion, adjustments to inventory reserves and reduced interest expense.

Cost of goods sold increased $1,223,037, or 43%, to $4,082,175 in the current period from $2,859,138 for the same period last year. Increases in the costs of goods sold which are related to higher sales volumes, were offset, in part, by a $649,387 reduction in the Company's reserve for inventory obsolescence. The FDA's decision to extend the useful life of The Female Condom to five years from three years and the reduction of finished goods inventories resulting from the increased level of sales were the factors leading to the inventory reserve adjustment. The Company did not adjust inventory reserves during the same period last year.

Advertising and promotional expenditures decreased $1,109,218, or 75%, to $371,421 for the nine months ended June 30, 1998 from $1,480,639 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that The Female Condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant marketing program. Accordingly, the Company is in discussions with potential partners for the U.S. that have the resources to conduct such a marketing program. The prior period amounts largely reflect expenditures for the Company's previous print advertising campaign and single market test of the Company's television commercial.

Selling, general and administrative expenses increased $62,504, or 3%, to $2,165,007 in the current period from $2,102,503 for the same period last year. The Company's initiatives to reduce spending in all administrative areas have resulted in reductions in the expenses associated with telecommunication, legal, and financial matters in the United States and United Kingdom. These reductions were offset by increased compensation expense.

Net interest and non-operating expenses decreased $819,366 to $124,714 for the current period from $944,080 for the same period the prior year. During the prior year the Company had a higher level of debt resulting from the issuance of convertible debentures. The subsequent conversion of the debentures has lowered the outstanding debt and decreased interest expense.

Year to date total operating expenses were $2,536,428, a decrease of $1,046,714, or 29% compared with the prior period year to date total operating expenses of $3,583,142. In the current period, total operating expenses decreased to 63% of net revenues. For the same period last year, total operating expenses were 177% of net revenues.

In addition, during the same period last year, the Company amortized $642,000 of discounts related to certain beneficial conversion features included with the convertible debentures issued by the Company, see note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote The Female Condom. During the first nine months of fiscal 1998, cash used in operations totaled $2.6 million. The Company funded cash used in operations and improved its cash position with the $1.8 million net proceeds received from the private placement offering of



convertible Preferred Stock and the collection of $0.7 million pursuant to the prepayment of the $1 million promissory note the Company received in connection with its sale of its former wholly-owned subsidiary, WPC Holdings, Inc. The Company valued the promissory note at $0.7 million as of September 30, 1997. Management believes that cash on hand at June 30, 1998 will be sufficient to meet requirements for the balance of calendar 1998. However, until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At June 30, 1998, the Company had current liabilities of $2.2 million including a $1.0 million note payable due March 25, 1999, to Mr. Dearholt, a Director of the Company. As of June 30, 1998, Mr. Dearholt beneficially owns 1,189,777 shares of the Company's Common Stock.

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

CONTINUED LISTING ON THE AMERICAN STOCK EXCHANGE

The Company's common stock is listed for trading on the American Stock Exchange (the "Exchange"). The Constitution of the Exchange provides that its Board of Governors may, in its discretion, at any time, remove any security from listing. Although the determination as to whether a security warrants delisting is not based on any precise mathematical formula, the Exchange has adopted a number of guidelines which it will consider when deciding whether to delist an Exchange-traded security. Certain of these guidelines address the issuer's financial condition. For example, the Exchange will consider delisting the securities of an issuer which has stockholders' equity of less than $2 million if the Company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years (which the Company has) or which has stockholders' equity of less than $4 million if the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years (which the Company has). The



Exchange will also consider delisting the stock of a company which has incurred net losses in its five most recent fiscal years (which the Company has). As of June 30, 1998, the Company had stockholders' equity of approximately $3.6 million. On February 5, 1998, the Company received a letter from the Exchange noting that the Company has fallen below certain of the Exchange's continued listing guidelines and indicating that the Exchange will review the Company's listing eligibility. The letter specifically noted that the Company has fallen below the Exchange's continued listing guidelines triggered by both (a) five years of losses and (b) equity below $4 million since the Company had losses in three of its four most recent fiscal years. Management of the Company met with representatives of the Exchange and, thereafter the Company received a letter from the Exchange dated April 21, 1998 in which the Exchange determined to continue to list the Company's Common Stock until the Exchange can review the Company's June 30, 1998 Form 10-QSB and subject to the Company's favorable progress in satisfying the Exchange's guidelines for continued listing and to the Exchange's routine periodic review of the Company's SEC and other filings. There can be no assurance that the Exchange will permit the continued listing of the Company's common stock on the Exchange. If the Exchange delists trading of the Company's common stock, investors would likely find it more difficult to obtain accurate quotations of the price of the Company's common stock and to sell the common stock on the open market.

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

YEAR 2000 COMPLIANCE

The Company does not believe it has a material risk associated with the Year 2000 issue in connection with its own internally-used computer software since the Company's operations are not highly dependent on computer software. Although the Company utilizes computer software for a variety of applications, including billing, it has a fairly limited customer and supplier base. Accordingly, even if the Company's computer software experiences Year 2000 problems, the Company believes it could continue to operate without incurring a material adverse effect on its financial condition or results of operations. The Company is not currently able to determine the potential effect on the Company of Year 2000 compliance by the Company's customers and suppliers.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its shareholders on April 8, 1998. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt and David R. Bethune to the Board of Directors to serve until the 1999 Annual Meeting and to ratify the appointment of McGladrey & Pullen LLP as the Company's independent public accountants for the fiscal year ending September 30, 1998. The results of the shareholder voting is listed below:

Matter Voted on:                  For      Against WithheldAbstentions   Broker
                                                                     non-votes
O.B. Parrish                  8,745,488             243,875

William R. Gargiulo           8,745,588             243,775

Mary Ann Leeper Ph.D.         8,744,334             245,029

Stephen M. Dearholt           8,745,638             243,725

David R. Bethune              8,745,038             244,325

Ratification of
Independent Public
Accountants                   8,780,629    185,144              23,590



                          PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number         Description
3.1            Amended and Restated Articles of Incorporation. (1)
3.2            Amended and Restated By-Laws. (2)
4.1            Amended and Restated Articles of Incorporation. (1)
4.2            Articles II, VII, and XI of the Amended and Restated
               By-Laws (included in Exhibit 3.2). (2)

27             Financial Data Schedule
_____________________________

          (1)  Incorporated herein by reference to the Company's
               Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

          (2)  Incorporated herein by reference to the Company's 1995
               Form 10-KSB.


(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE FEMALE HEALTH COMPANY


DATE: August 14, 1998                /s/O.B. Parrish
                              --------------------------------------
                              O. B. Parrish, Chairman and
                              Chief Executive Officer and
                              Acting Principal Accounting Officer