Form 10KSB
period 1998-09-30
FEMALE HEALTH CO
filed 1998-12-29
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal year ended September 30, 1998

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

          875 N. Michigan Ave., Suite 3660, Chicago, Illinois 60611
          (Address of Principal Executive Offices)          (Zip Code)

                                (312) 280-1119
               (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

As of December 21, 1998, 10,441,227 shares of Common stock were outstanding.
As of December 21, 1998, the aggregate market value of shares of Common stock held by non-affiliates was approximately $12.5 million (based upon the last reported sale price of $1.3125 on that date on the American Stock Exchange).



                               FORM 10-KSB INDEX

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



           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-KSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations, factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing, limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates, the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities, the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions, the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel, the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.



PART I

Item 1.   Description of Business

General

The Female Health Company ("FHC" or the "Company") markets, manufactures and sells the female condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

The female condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in over 40 additional countries. Certain of these studies show that having the female condom available allows women to have more options, resulting in an approximately 25% increase in protected sex acts. Furthermore, certain studies show that when the female condom is available as a choice, there is an approximately 34% decrease in STDs, including HIV/AIDS.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 30 countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh, and the Company anticipates that the product will be marketed in these countries in the coming months. The Company's partner in Japan, Taiho Pharmaceutical Co., Ltd. ("Taiho"), submitted a formal application for regulatory approval with Koseisho, the Japanese regulatory agency in October 1997 and expects to receive approval to begin marketing the female condom during the Company's 1999 fiscal year. The Company is currently in discussions with potential distributors for key European countries, India, The People's Republic of China and other countries.

As noted above, the female condom is sold to the global public sector. In particular, the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood in the United States. Following several years of testing the efficacy and acceptability of the female condom, the product received a formal endorsement by The World Health Organization (WHO) and the Joint United Nations Programme on AIDS (UNAIDS). In 1996, the Company entered into a three-year agreement with UNAIDS, whereby UNAIDS will facilitate the availability and distribution of the female condom in the developing world and the Company will sell the product to developing countries at a reduced price based on the total number of units purchased. The current price per unit is approximately $0.64 (Pounds) 0.38. Pursuant to this agreement, the product is currently being marketed in Zambia, Zimbabwe, Tanzania, Cote d' Ivoire, Bolivia, Haiti, South Africa and other countries. The Company anticipates multiple launches will occur during the next two years under this agreement, including launches in Kenya, Nigeria, Uganda, Ghana, Cambodia, Bangladesh, Columbia and Central American countries.

Product

The female condom is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. The female condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. The female condom lines the vagina,



preventing skin from touching skin during intercourse. The female condom is prelubricated and disposable and is intended for use during only one sex act.

Global Market Potential

WHO estimates there are more than 300 million new cases of STDs worldwide each year, excluding HIV, and most of those diseases are more easily transmitted to women than to men. UNAIDS estimates that there are currently approximately 33 million people worldwide who are infected with HIV/AIDS and there are approximately 16,000 people per day who are newly infected. In the Unites States, the Center for Disease Control noted that in 1995, five of the ten most frequently reported diseases were STDs. The Center also has noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the year 2000. The following highlights the substantial and growing market for protection against STDs.

Worldwide:

Number of people with HIV/AIDS(*)                                30 million
Number of new cases of HIV/AIDS daily(*)                             16,000
Number of children expected to be orphaned by AIDS
by 2010 (at current rate)(*)                                     40 million
Examples of decreases in life expectancy due to HIV/AIDS(*)
     Zimbabwe                                                      22 years
     Cote d'Ivoire                                                 11 years
Number of Sub-Saharan African countries where more
than 10% of population is HIV positive (*)                               13
     (*) Source: UNAIDS

United States:
Number of top ten most frequently reported diseases
in the United States in 1995 that were STDs(1)                            5
Ratio of individuals over 12 years of age with Herpes(1)             1 in 5
Annual expenditures to treat STDs(2)                            $17 billion
Dollars spent on STD treatment for every $1.00 spent
on prevention(2)                                                        $43

The United States has one of the highest rates of teenage pregnancy in Western nations--Each year one in nine teenage women (ages 15-19) becomes pregnant(3)
     (1) Source:  Center for Disease Control
     (2) Source:  National Academy of Sciences
     (3) Source:  Alan Guttmacher Institute

At the 1998 World AIDS Conference in Geneva, Switzerland, the following points were emphasized:

- New drugs help some AIDS patients in Western nations. However, they are of little value in developing countries due to their cost and the complexity of their administration.

- Simple, inexpensive treatments for HIV/AIDS --or a vaccine to prevent infection from HIV --are unlikely in the near term.

-   Prevention is essential.



Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse --the latex male condom and the female condom.

MALE CONDOM MARKET: It is estimated the global annual market for male condoms is 4.7 billion units. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for barrier contraceptives is much larger than the identified male condom market.

Advantages vs. the Male Condom

The female condom is currently the only available barrier contraceptive method controlled by women which allows them to protect themselves from STDs, including HIV/AIDS and unintended pregnancy. Although latex male condoms also offer protection against STDs, the female condom possesses a certain number of advantages. The most important advantage is that a woman can control whether or not she is protected. Many men do not like to wear male condoms and may refuse to do so.

The material that is used for the female condom, polyurethane, offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is 40% stronger than latex, reducing the probability that the female condom sheath will tear during use. Clinical studies and everyday use have shown that latex male condoms can tear between 4% to 8% of the times they are used, while studies show that the female condom tears in less than 1% of uses. Unlike latex, polyurethane quickly transfers heat, so the female condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to date to polyurethane. The female condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sexual intimacy than the male condom which requires sexual arousal for application.

Safety and Efficacy

Based on use of the product in clinical trials and five years of worldwide marketing, the female condom has been proven to be safe and effective. The following information reflects the results of various trials:

Reduction in STDs(1)                     34%           (Results when female
                                                       condom was available as
                                                       an option vs. when only
                                                       the male condom was
                                                       available.)

Reduction in Acts of Unprotected Sex(1)   25%
Effectiveness in Preventing Pregnancy(2)  95%(3)       (When used properly
                                                       with every sex act)
     (1)  Supported by UNAIDS

     (2) Supported by The U.S. Agency for International Development (USAID) and conducted by Family Health International (FHI)



     (3) Recent studies completed in Japan evaluating the female condom's effectiveness in preventing pregnancy, which were submitted to the Japanese regulatory authorities in connection with their review of the product, showed the female condom to be approximately 98% effective when used consistently and correctly.

Cost Effectiveness

At the 1998 World AIDS Conference held in Geneva, Switzerland, UNAIDS presented the results from its cost-effectiveness study which indicated that making the female condom available is highly cost effective in reducing public health costs in developing countries.

Endorsements

Currently, the female condom is endorsed for use by the World Health Organization (WHO), the United Nations Joint Programme on AIDS (UNAIDS), the United States Agency for International Development (USAID), many nongovernment organizations (NGOs) around the world and a number of city and state public health departments in the United States.

Worldwide Regulatory Approvals

The female condom received PMA approval as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the EU. In addition to the United States and the EU, several other countries have approved the female condom for sale, including Canada, Russia, Australia, South Korea and Taiwan. The Company expects the female condom to receive approval in Japan in 1999.

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

Strategy

The Company's strategy is to act as a manufacturer, selling the female condom to the global public sector, United States public sector and commercial partners for country-specific marketing. The public sector and commercial partners assume the cost of shipping and marketing the product. As a result, as volume increases, the Company's operating expenses will not increase significantly.

Commercial Markets

The Company markets the product directly in the United States and United
Kingdom. The Company has commercial partners which have recently launched the product in Canada, Brazil, Venezuela, Taiwan, South Korea and Holland. The



Company has signed agreements with partners in Japan and Bangladesh where launches are expected during the coming year.

Japanese Market

In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have never been approved in Japan and, as a result, 85% of Japanese couples seeking protection use condoms. The Female Health Company's partner in Japan is Taiho Pharmaceuticals, a $1 billion Japanese health care company. The agreement between the Company and Taiho requires Taiho to perform clinical testing of the product in Japan and obtain the necessary regulatory approvals to market the product. After approval, expected during the Company's 1999 fiscal year, the Company will manufacture the product and supply it to Taiho, which will have responsibility for marketing and distributing the female condom in Japan. Taiho plans to market the female condom under the name "Mylura Femy."

Relationships and Agreements with Public Sector Organizations

Currently, it is estimated more than 1.5 billion male condoms are distributed worldwide by the public sector each year. The female condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the female condom decreases the amount of unprotected sex by as much as 25% over male condoms alone.

The Company has a multi-year agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on volume. The current price per unit is approximately $0.64 (pounds) 0.38. During the last year, the female condom has been launched in the countries of Zimbabwe, Tanzania, Bolivia, Haiti, South Africa and Zambia. It is anticipated that multiple product launches will occur in several countries during the next two years, including in the countries of Kenya, Nigeria, Uganda, Ghana, Cambodia, Bangladesh, Columbia and Central American countries. Population Services International (PSI), an organization that performs social marketing of various products in developing countries, launched the female condom in Zimbabwe under the UNAIDS agreement. Based on its success in Zimbabwe, PSI, in collaboration with UNAIDS, is now marketing the female condom in seven countries. In PSI's current annual report, PSI indicated that, in collaboration with UNAIDS, it plans to launch the female condom worldwide. PSI also notes in its report that in 1997 it distributed 539 million male condoms.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood. Currently 10 major cities and 15 state governments, including the states of New York, Pennsylvania, Florida, Connecticut, Hawaii, Louisiana, Maryland, New Jersey, South Carolina and Illinois and the cities of Chicago, Philadelphia, New York and Houston have purchased the product for distribution with a number of others expressing interest. All major cities and states have reordered product after their initial shipments.

State-of-the-Art Manufacturing Facility

The Company manufactures the female condom in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year. With additional equipment, this capacity can be significantly increased.



Government Regulation

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

Competition

The Company's female condom competes in part with male condoms. Latex male condoms cost less and have brand names that are more widely recognized than the female condom. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company. It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Employees

As of December 21, 1998, the Company's operations had 75 full-time employees within the U.S. and the U.K. and 1 part-time employee. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 21, 1998, the Company had unfilled orders of $533,000. The comparable amount as of the same date of the prior year was $962,000. All of these unfilled orders are expected to be filled during Fiscal 1999.

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

Research And Development



In 1998 and 1997, the Company incurred research and development costs from continuing operations of $2,500 and $60,811, respectively. These expenditures were primarily related to conducting acceptability studies.

Industry Segments And Financial Information About Foreign And Domestic
Operations

See Note 10 to Notes to Consolidated Financial Statements, included herein.

History

The female condom was invented by a Danish physician who obtained a U.S. patent for the product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Company, known as Wisconsin Pharmacal Company, Inc. (the Company's predecessor), owned certain rights to the female condom in the U.S., Canada, and Mexico, pursued the pre-clinical and clinical studies and overall development of the product for worldwide use and U.S. FDA approval of the product.

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

The FDA approved the female condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 23 million female condoms around the world.

Item 2. Description of Property

The Company leases approximately 4,500 square feet of office space at 875 North Michigan Avenue, Suite 3660, Chicago, IL 60611. The lease expires in 2001. The Company also leases approximately 1,900 square feet for corporate offices at 919 North Michigan Avenue, Suite 2208, Chicago, Illinois, 60611. The lease expires January 31, 2001. However, the Company has subleased these premises to a third party. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the female condom. The Company manufactures the female condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2027. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EEC



quality group. Current capacity at the manufacturing facility is approximately 60 million female condoms per year. Management believes the properties are adequately insured.

Item 3. Legal Proceedings.

The Company is not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended September 30, 1998.



PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the American Stock Exchange under the symbol "FHC". Prior to January 26, 1995, the Company's common stock traded over-the-counter on the NASDAQ Small-Cap Market (symbol "WPCI"). The approximate number of record holders of the Company's common stock at December 11, 1998 was 487. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below.

                                              ---------- Quarters ---------
1998                                     FIRST    SECOND     THIRD      FOURTH
-------------                         --------- --------- ---------   ---------
Price per common share - High          $ 4 5/16 $   3 1/2 $   3 5/8    $  3 1/2
Price per common share - Low           $      3 $   2 1/2 $   2 1/2    $ 1 7/16

1997
-------------

Price per common share - High          $  6 1/4 $   4 1/8   $ 3 3/8    $      4
Price per common share - Low           $  3 3/4 $ 1 13/16 $ 1 11/16    $  2 7/8

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

Over the past few years, the Company completed significant aspects of the development and commercialization of the female condom. These initiatives have resulted in the attainment of proprietary manufacturing technology and product design patents, necessary regulatory approvals, endorsements from various organizations within the world medical community, and the development of significant manufacturing capacity. These steps, taken as part of the Company's plan to develop and sell a product with global commercial and humanitarian value, have required the expenditure of significant amounts of capital and resulted in significant operating losses including the period 1996 through the present.

The Company has begun the process of developing the commercial market for the female condom around the world. As part of this plan, the Company has completed a number of distribution agreements and is pursing other arrangements for the marketing and sale of the female condom. Management believes that as the number of markets in which the female condom is sold increases, sales will grow and at certain levels the Company will become profitable. However, there can be no assurance that such level of sales will be achieved in the near term or at all.

Results Of Operations

Fiscal Year Ended September 30, 1998 ("1998") Compared to Fiscal Year Ended September 30, 1997 ("1997")



The Company had revenues of $5.5 million and a net loss attributable to stockholders of $(4.3) million ($0.43) per share in 1998 compared to net revenues of $2.9 million and a net loss attributable to common stockholders of $(6.3) million ($0.74) per share in 1997.

As discussed more fully below, the $2.0 million reduction (31%) in the net loss attributable to stockholders from $(6.3) million in 1997 to $(4.3) million in 1998 is the result of increasing sales volume, reducing expenditures for advertising and promotion, reducing interest expense and adjusting reserves for inventory obsolescence. Net losses for both 1998 and 1997 are attributable to fixed manufacturing overhead and administrative costs associated with operating the manufacturing facility configured to support significantly greater volume levels.

Net revenues increased $2.6 million (87%) in 1998 over the prior year. Rapidly growing sales into both the global public sector and city and state agencies within the United States accounted for all of the increase. Net sales to commercial accounts declined principally as a result of reduced expenditures for product advertising and promotion support.

The results reflect the Company's strategy to act as a manufacturer supplying the public sector and commercial partners throughout the world. The Company's partners pay for all marketing and shipping costs. Consequently, as the Company's sales volume increases the Company's operating expenses will not increase significantly.

In 1998, the cost of products sold of $5.3 million was 97% of net sales compared with 1997 cost of products sold of $3.5 million which was 119% of net sales. The reduction of costs of products sold as a percentage of net sales resulted in an increase in gross profit (loss) of $0.8 million from a loss of $(0.6) million in 1997 to a profit of $0.2 million in 1998. The reduction in cost of products sold as a percentage of net sales in 1998 resulted from improved absorption of fixed manufacturing overhead costs over the increased manufacturing unit volume. The Company's UK-based manufacturing facility utilized approximately 12% of its capacity in 1998 compared with approximately 5% of its capacity in 1997. In 1997, the Company recorded a favorable adjustment to its reserves for inventory obsolescence reducing cost of products sold by $1.1 million. During 1998, the Company further adjusted inventory obsolescence reserves, reducing cost of products sold by $0.9 million. The Company's reserve for inventory obsolescence was $40,734 and $894,000 at September 30, 1998 and 1997, respectively.

Advertising and promotion expenditures decreased 74% to $0.4 million in 1998 compared to $1.6 million in 1997. The 1997 expenditures reflect costs for the Company's previous print advertising campaign and single market test of the Company's television commercial which was not repeated in 1998. Advertising and promotion relates exclusively to the US market and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs incurred to increase consumer awareness and purchases of the female condom. Through expenditures since the product launch, the Company has established that the female condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant consumer marketing program. Accordingly the Company is seeking potential partners for the United States that have the resources to conduct such a marketing program.



Selling, general and administrative expenses decreased $0.1 million, or 5%, from $3.0 million in 1997 to $2.9 million in 1998. As a percentage of net revenues, the selling, general and administrative expenses were 53% in 1998 compared with 104% in 1997. The Company's initiatives to reduce spending in all administrative areas have resulted in reductions in the expenses associated with telecommunications, legal and financial matters in the United States and the United Kingdom. These reductions were offset by increased compensation expense.

Net nonoperating expense for 1998 decreased $0.8 million (80%) to $0.2 million from $1.0 million in 1997. The decrease is the result of lower interest expense for 1998 ($0.5 million) compared with 1997 ($1.3 million). The prior year interest expense included interest paid on convertible debentures which were all converted during 1997 as well as the amortized cost of a beneficial conversion feature associated with the issuance of the convertible debentures. Comparable interest costs were not incurred during 1998.

In order for the Company to cover fixed manufacturing overhead costs and realize a break-even at the gross profit level, annual unit sales of approximately 7.1 million female condoms are required based upon the current average selling price per unit. The Company's unit sales for fiscal 1998 were
7.4 million female condoms. Additionally, in order to cover administrative expenses and achieve a break-even before advertising and promotion expenses, the Company must achieve cumulative annual unit sales of approximately 13.0 million female condoms based upon the current average selling price per unit or approximately 22.0% of manufacturing capacity.

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

Distribution Network

The Company's strategy is to act as a manufacturer and to develop a global distribution network for the product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa and Latin America. Several partnership agreements have been completed for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments as well as city and state public health departments within the United states to continue their commitment to prevention of STDs, including AIDS, by including female condoms in their



programs. The Company is also dependent on finding appropriate partners for the private sector markets around the world. Once an agreement is completed, the Company is reliant on the effectiveness of its partners to market and distribute the product. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to implement prevention programs which include distribution of barrier methods against the AIDS crisis, or an inability of the Company to secure additional agreements for AIDS crisis, or an inability of the Company to secure additional agreements for new markets either in the public or private sectors could adversely affect the Company's financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. To date, the Company's management has not deemed it necessary to utilize currency hedging strategies to manage its currency risks. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

Government Regulation

The female condom is subject to regulation by the FDA, pursuant to the federal Food, Drug and Cosmetic Act ("the FDA Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

Historically, the Company has incurred significant operating losses. Cash used in continuing operations was $2.8 million and $5.0 million for 1998 and 1997, respectively. Historically, the Company has funded operating losses and capital costs, in large part, through the sale of common stock or debt securities convertible into common stock.



During 1998, the Company received approximately $1.0 million in proceeds from newly-issued notes payable, $1.8 million (net of transaction costs) from the sale of convertible preferred stock and warrants, $0.4 million from the issuance of common stock and $0.1 million from the issuance of common stock upon exercise of options. FHC used these amounts to fund current operations of the Company and to repay existing liabilities.

In the near term, FHC management expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world.

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing advice to healthcare and life-science companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. This agreement has been extended for an additional six months. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.

On November 19, 1998, the Company executed an agreement with a private investor (the "Equity Line Agreement"). This agreement provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $6.0 million of the Company's Common Stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires 24 months after the effective date of the pending registration statement and, among other things, provides for minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. Puts cannot occur more frequently than every 20 trading days. Upon a proper put under this agreement, the investor purchases Common Stock at a discount of (a) 12% from the then current average market price of the Company's Common Stock, as determined under the Equity Line Agreement, if such average market price is at least $2 or (b) 18% from the then current average market price if such average market price is less than $2. In addition, the Company is required to pay its placement agent sales commissions in Common Stock or cash, at the placement agent's discretion, equal to 7% of the funds raised under the Equity Line Agreement and issue warrants to the placement agent to purchase shares of Common Stock, at an exercise price of $2.17 per share, equal to 10% of the Shares sold by the Company under the Equity Line Agreement. Pursuant to the Equity Line Agreement, the Company issued the investor a Warrant to purchase 200,000 shares of Common Stock at $2.17 per share.

The timing and amount of drawdowns on this line of credit are totally at the Company's discretion, subject to certain conditions. The Company is required to draw down a minimum of $1 million during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period.



While the Company believes that its existing capital resources (including expected proceeds from sales of Common Stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not or the Company does not receive shareholder approval to amend its Articles of Incorporation to increase its authorized Common Stock, enabling the Company to sell sufficient Shares under the Equity Line Agreement, the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. In addition, there can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. Accordingly, the Company may not be able to realize all or any of the funds available to it under the Equity Line Agreement.

The Company has a $1 million note from a director, Mr. Stephen Dearholt, due in March 1999. Mr. Dearholt has agreed to extend this note one year to March 2000 on the same terms and conditions if the Company requests such extension.

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

As of December 21, 1998, the Company had approximately $1.0 million in cash, net trade accounts receivable of $0.5 million and current trade accounts payable of $0.7 million. It is estimated that the Company's cash burn rate, without revenues, is approximately $0.4 million per month.

Impact Of Inflation And Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

Year 2000 Issues

The Company's State of Readiness. The Company's main financial and manufacturing hardware and software systems have been tested and are either now
Year 2000 compliant or are expected to be by December 31, 1998. This was accomplished primarily through systems upgrades and maintenance done over the last few years. The Company is in the process of surveying major customers and suppliers regarding their Year 2000 readiness and, to date, the Company is not aware of any significant Year 2000 issues at these entities that would materially affect the Company's business. The Company believes that if a Year
2000 problem develops at any of the Company's vendors whereby the vendor becomes unable to address the Company's needs, alternative vendors are readily



available that could furnish the Company with the same or similar suppliers or services without material undue delay or expense.

Costs to Address the Company's Year 2000 Issues. The majority of the Company's Year 2000 issues were corrected either through systems upgrades or normal maintenance contracts. The cost of these improvements to date has been approximately $20,000.

Risks to the Company for Year 2000 Issues. With regard to systems under the Company's control, the Company knows of no significant exposure that the Company has to the Year 2000 issue since, if necessary, the Company's systems are capable of accepting manually entered data. The Company believes the worst case scenario is that the Company would have to revert back to certain manual systems. The Company believes that its customers and vendors are at various stages of compliance but the Company has not been made aware of significant Year 2000 issues that would materially affect its business with them. The Company will continue to monitor Year 2000 compliance with its customers and vendors throughout 1999 but it will not be able to achieve the same degree of certainty that it can with its own internal systems.

The Company's Contingency Plan. To the extent that the Company discovers minor internal systems that are not Year 2000 compliant by mid-1999, it will have time to implement manual systems by year-end 1999 which the Company believes will significantly reduce the financial risk to the Company.

New Accounting Pronouncements

Please see "Current Accounting Pronouncements" in Note 14 in financial statements included herein at Part II Item 7.



ITEM 7. Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT: McGladrey & Pullen, LLP

Consolidated Balance Sheet -September 30, 1998

Consolidated Statements of Operations for each of the two years in the period ended September 30, 1998

Consolidated Statements of Stockholders' Equity for each of the two years in the period ended September 30, 1998

Consolidated Statements of Cash Flows for each of the two years in the period ended September 30, 1998

Notes to Consolidated Financial Statements



                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and subsidiaries, as of September 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                              /s/ McGLADREY & PULLEN, LLP

Schaumburg, Illinois
November 5, 1998, except for the fourth paragraph of Footnote 15 as to which the date is November 19, 1998



Consolidated Balance Sheet

                                                                 September 30
                                                                      1998
                                                                 ------------
ASSETS
CURRENT ASSETS
Cash                                                          $  1,480,287
Accounts receivable, net of allowance for doubtful accounts
of $80,000 and allowance for product returns of $230,000         1,138,274
Inventories                                                        925,425
Prepaid expenses and other current assets                          395,293
                                                              ------------
TOTAL CURRENT ASSETS                                             3,939,279

OTHER ASSETS
Intellectual property, net of accumulated amortization of
$336,098                                                           924,319
Other assets                                                       165,701

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures                                4,114,371
Less: accumulated depreciation                                  (1,584,776)
                                                              ------------
                                                                 2,529,595
                                                              ------------
                                                              $  7,558,894
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, related party, net of unamortized discount of
$162,861                                                      $    837,139
Current maturities of long-term debt and capital lease
obligations                                                        626,066
Accounts payable                                                   473,979
Accrued expenses and other current liabilities                     614,820
Preferred dividends payable                                        147,634
                                                                ----------
TOTAL CURRENT LIABILITIES                                        2,699,638

LONG-TERM LIABILITIES
Long term debt and capital lease obligations, less current
maturities                                                           4,882
Deferred gain on sale of facility                                1,766,611
Other long term liabilities                                        153,186
                                                                ----------
                                                                 4,624,317
STOCKHOLDERS' EQUITY
Convertible Preferred Stock, Series I, par value $.01 per share.
Authorized 5,000,000 shares; issued and outstanding 680,000
shares.                                                              6,800
Common Stock, par value $.01 per share. Authorized 15,000,000
shares; issued and outstanding 10,417,757 shares.                  104,158
Additional paid-in capital                                      43,833,843
Foreign currency translation gain                                  304,980
Accumulated deficit                                            (41,295,874)
                                                              ------------



                                                                 2,953,907
Treasury Stock, at cost, 10,000 shares                             (19,330)
                                                              ------------
Total Stockholders' Equity                                       2,934,577
                                                              ------------
                                                              $  7,558,894
                                                              ============
See notes to consolidated financial statements.



Consolidated Statements of Operations



                                                       Years ended September 30
                                                          1998           1997
                                                     ------------  -----------

NET REVENUES                                         $ 5,451,399   $ 2,916,408

COST OF PRODUCTS SOLD:
Cost of goods sold                                     6,130,819     4,530,185
Change in obsolescence allowance                        (857,450)   (1,054,476)
                                                    ------------  ------------
Total Cost of Products Sold                            5,273,369     3,475,709
                                                    ------------  ------------
GROSS PROFIT (LOSS)                                      178,030      (559,301)

OPERATING EXPENSES
Advertising and promotion                                433,821     1,642,347
Selling, general and administrative                    2,895,108     3,036,765
                                                   ------------   ------------
Total Operating Expenses                               3,328,929     4,679,112
                                                    ------------  ------------
Operating (loss)                                      (3,150,899)   (5,238,413)

NONOPERATING INCOME (EXPENSE)
Interest expense                                        (456,662)   (1,268,980)
Interest income                                          133,104       176,717
Nonoperating income/(expense)                            117,141        79,527
                                                    ------------  ------------
                                                        (206,417)   (1,012,736)
                                                    ------------  ------------
Net (loss)                                            (3,357,316)   (6,251,149)

Preferred dividends accreted, Series 2                   817,000           ---
Preferred dividends, Series 1                            132,669        14,965
                                                    ------------  ------------
Net (loss) attributable to common stockholders       $(4,306,985)  $(6,266,114)

Net (loss) per common share outstanding              $     (0.43)  $     (0.74)

Weighted average common shares outstanding             9,971,493     8,453,266

See notes to consolidated financial statements.



Consolidated Statements of Stockholders' Equity

                                                                 Foreign
                                                    Additional  Currency
                                 Preferred   Common    Paid-inTranslationAccumulated
                                    Stock     Stock    Capital Gain (Loss) Deficit
                                 --------- ---------  --------  --------  --------
Balance at September 30, 1996       $   --  $72,117 $33,755,072  $83,858($30,722,775
Net loss                                --       --        --         -- (6,251,149)
Issuance of 2,128,371 shares of
 Common Stock upon conversion of debt   --   21,284 3,670,281        --        --
Issuance of 39,833 shares of
 Common Stock upon exercise of
 stock options                          --      398   178,268        --        --
Issuance of 124,564 shares of
 Common Stock  for consulting
 services                              --     1,246   206,617        --        --
Issuance of 10,000 shares of
 Common Stock
 under Stock Bonus Plan                --       100    53,025        --        --
Issuance of warrants with
 convertible debentures                --        --    30,176        --        --
Issuance of beneficial conversion
 feature with convertible debentures   --        --   398,000        --        --
Issuance of warrants with short-
 term notes payable                    --         --  250,000        --        --
Issuance of 680,000 shares of
 Preferred Stock (net of
 offering costs of $96,252)         6,800        -- 1,596,948        --        --
Issuance of warrants for consulting
 services                              --        --    89,500        --         --
Revaluation of options for
 legal services                        --        --    10,500        --        --
Preferred stock dividends              --        --        --        --   (14,965)
Translation adjustment                 --        --        --   119,337        --
                                   ------  --------- --------- --------- --------- -
Balance at September 30, 1997      $6,800    $95,145 $40,238,387 $203,195 ($36,988,8



Consolidated Statements of Stockholders' Equity


                                                                 Foreign
                                                    Additional  Currency
                                 Preferred   Common    Paid-inTranslationAccumulated
                                    Stock     Stock    Capital Gain (Loss) Deficit
                                 --------- ---------  --------  --------  --------
Net loss                               --        --        --         -- (3,357,316)
Issuance of 729,927 shares of
 Preferred Stock (net of offering
 costs of $156,616)                 7,299        -- 1,836,085        --        --
Issuance of 729,927 shares of
 Common Stock upon conversion of
 Preferred Stock                   (7,299)    7,299        --        --        --
Issuance of 29,400 shares of
 Common Stock upon exercise of
 stock options                         --       294    58,506        --        --
Issuance of 25,000 shares of
 Common Stock for consulting
 services                              --       250    93,500        --        --
Issuance of 107,000 shares of
 Common Stock under stock bonus plan   --     1,070   306,555        --        --
Issuance of 10,000 shares of
 Common Stock upon exercise of
 warrants                              --       100    19,900        --        --
Issuance of 18,000 options to
 employees                             --        --    51,660        --        --
Issuance of warrants with short-
 term notes payable                    --        --   297,500        --        --
Issuance of warrants for
 professional services                 --        --   114,750        --        --
Preferred Stock dividends              --        --        --        --  (132,669)
Preferred Stock dividends accreted     --        --   817,000        --  (817,000)
Purchase of 10,000 Shares of
 Common Stock held in Treasury         --        --        --        --        --
Translation adjustment                 --        --        --    101,785       --
                                    ------  --------  --------  --------  --------
Balance at September 30, 1998      $6,800  $104,158 $43,833,843 $304,980 ($41,295,87
$2,934,577
                                   ======  ========   ========  ========  ========
/TABLE

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows

                                                       Years ended September 30
                                                           1998         1997
                                                        -----------  ----------
OPERATING ACTIVITIES
Net (loss)                                           ($3,357,316)  ($6,251,149)
Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
Depreciation                                             533,994       553,298
Amortization of intellectual property rights             123,437       121,741
Provision for (recovery of) inventory obsolescence      (857,450)   (1,054,476)
Provision for doubtful accounts, returns and discounts    24,717       119,274
(Gain) loss on disposal of equipment                          --       (84,646)
Issuance of common stock for bonuses and
 consulting services                                     401,375            --
Issuance and revaluation of warrants and options         166,410       360,988
Amortization of debenture issuance costs                      --        27,507
Amortization of discounts on notes payable
 and convertible debentures                              329,327       954,820
Amortization of deferred income realized
 on U.K. grant                                           (61,274)      (39,870)
Write down of note receivable to realizable value             --        92,471
Amortization of deferred gain on sale and leaseback
 of building                                             (94,795)      (70,119)
Changes in operating assets and liabilities:
 Accounts receivable                                    (538,219)     (271,173)
 Inventories                                             891,421     1,086,999
 Prepaid expenses and other current assets               (92,058)       28,260
 Accounts payable                                       (411,286)      138,532
 Accrued expenses and other current liabilities          188,798      (730,929)
                                                        ---------   ----------
NET CASH (USED IN) OPERATING ACTIVITIES               (2,752,919)   (5,018,472)

INVESTING ACTIVITIES
Capital expenditures                                     (58,827)      (24,597)
Proceeds from sale of property and equipment                  --     3,376,056
Proceeds from repayment of note receivable               750,000            --
Proceeds from return of lease deposits                    90,859        62,031
Payments for lease deposits                                   --      (245,953)
                                                       ----------   ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      782,032     3,167,537

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock              1,843,384     1,603,748
Proceeds from issuance of common stock upon exercise
 of options and warrants                                  78,800       178,666
Purchase of Common Stock held in Treasury                (19,330)           --
Proceeds from related party notes issued               1,000,000     1,000,000
Proceeds from convertible debentures issued                   --     2,020,000
Payments on notes payable, related party              (1,000,000)   (2,160,000)
Costs to issue convertible debentures                         --      (155,400)
Payments on long-term debt and capital lease obligations(113,131)   (1,872,560)
                                                      ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,789,723       614,454
Effect of exchange rate changes on cash                   27,984       (44,132)
                                                      ----------    ----------



(Decrease) in cash                                      (153,180)   (1,280,613)
Cash at beginning of year                             $1,633,467     2,914,080
                                                       ---------    ----------
Cash at end of year                                   $1,480,287    $1,633,467
                                                      ==========    ==========

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows


                                                       Years ended September 30
                                                           1998         1997
                                                        -----------  ----------
Supplemental cash flow disclosures:
Interest paid                                           $125,246      $273,714

Supplemental schedule of noncash investing and financing activities:

 Convertible debentures converted to common stock, net of
   unamortized discounts and issuance costs                  --      3,691,565
 Issuance of warrants on convertible debentures and
   notes payable                                         297,500       280,176
 Capital lease obligations incurred for equipment            --         56,588
 Preferred dividends declared, Series 1                  132,669        14,965
 Preferred dividends accreted, Series 2                   817,000           --
 Sale of manufacturing facility:
    Proceeds from sale                                        --     3,365,000
    Depreciated cost of property                              --    (1,398,819)
                                                     -----------   -----------
 Deferred gain on sale                                        --     1,966,181


See notes to consolidated financial statements.



Note 1.  Nature Of Business and Significant Accounting Policies

Principles of consolidation and nature of operations: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the Reality female condom, "Reality," in the U.S. and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 30 countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners globally.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Significant accounting estimates include the following:

Trade receivables include a provision for sales returns and trade allowances, which is based on management's estimate of future product returns from customers in connection with unsold product which has expired or is expected to expire before it is sold. The estimated cost for product returns, price discounts and trade allowances are accrued when the initial sale is recorded.

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

Cash: Substantially all of the Company's cash was on deposit with one financial institution.

Inventories: Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out (FIFO) method.

Foreign currency translation:  In accordance with Financial Accounting
Standards No. 52, "Foreign Currency Translation", the financial statements of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses.



Translation adjustments are recorded as a separate component of stockholders' equity as the local currency is the functional currency.

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

Research and Development Costs: Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 1998 and 1997 was $2,500 and $60,811, respectively.

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

Net (Loss) Per Common Share:  Net (loss) per common share is computed using the weighted average number of shares of common stock outstanding.  Fully diluted



income per share is not presented for each of the periods since the effect of including common equivalent shares would be anti-dilutive.

Reclassifications: Certain prior year amounts have been reclassified on the Consolidated Statements of Cash Flows to conform to the 1998 presentation.

Note 2.  Inventories

The components of inventory consist of the following at September 30, 1998:

Raw material                                          $ 309,390
Work in process                                         138,409
Finished goods                                          518,360
Less allowance for obsolescence                         (40,734)
                                                       --------
Net Inventory                                         $ 925,425
                                                      =========
Note 3.  Leases

Equipment, furniture and fixtures include the following amounts for leases which have been capitalized at September 30, 1998:

 Leasehold interest in equipment, furniture
    and fixtures                                        $ 73,539
 Less accumulated depreciation                           (28,727)
                                                        --------
                                                        $ 44,812
                                                        ========
The Company entered into a seven year operating lease with a third party for office space effective September 12, 1994. The lease is cancelable at the end of the 60th month of the term of the lease upon payment of a termination fee of $63,867. The Company also has an informal agreement to reimburse an affiliate for office space used by the officers of the Company. Reimbursement for the affiliate rent expense was $48,146 and $51,256 in 1998 and 1997, respectively. The affiliate's lease is with an unrelated third party which expires January 31, 2001. On November 1, 1998 the affiliate sublet the office space for the remaining term of the lease.

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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $336,000 (Pounds) 195,000 per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make a security deposit of $336,000 (Pounds) 195,000 to be reduced in subsequent years. The facility had a net book value of $1,398,819 (Pounds) 810,845 on the date of the transaction. The $1,966,181 (Pounds) 1,139,155 gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 1998 was $1,766,611 (Pounds) 1,039,489. Concurrent with this transaction, the Company repaid the mortgage loan on this property of $1,834,000 (Pounds) 1,062,500.



In 1987, a subsidiary entered into a lease for office and factory space expiring January 31, 2001. These offices and factory space were vacated and subsequently this space was subleased to a third party for a period expiring January 31, 2001. At the time the sublease was entered into a liability was established for all future costs to the end of the lease, net of expected sublease receipts. Details of operating lease expense in total and separately for transactions with related parties is as follows:

                                                             September 30
                                                           1998       1997
                                                         --------   -------
Operating lease expense: Factory and office leases       $820,695  $579,197
Office space used by officers                              48,146    51,255
Other                                                      17,811    88,772
                                                         --------   -------
Total lease expense                                      $886,652  $719,224
                                                         ========  ========

Future minimum payments under capital and operating leases, including planned reimbursement of affiliate for office space used by officers, consisted of the following at September 30, 1998:

                                                                    Rentals
                                                                 Receivable
                                                                      Under
                                                Capital Operating Subleases
                                              -------------------  --------
1999                                          $  19,526$  514,502   $46,850
2000                                              4,882   490,416    39,204
2001                                                ---   459,839    13,068
2002                                                ---   331,403       ---
2003                                                ---   331,403       ---
Thereafter                                          --- 4,376,536       ---
                                              --------- --------- ---------
Total minimum payments                        $  24,408$6,504,099   $99,122
                                                       ========== ========
Amount representing interest                    (5,138)
                                              ---------
                                              $  19,270
                                              =========
Note 4.  Notes Payable and Long-Term Debt

During 1997, the Company repaid and then subsequently borrowed $1,000,000 from Mr. Dearholt, a current director of the Company. The outstanding note payable bears interest at 12% and is payable in full in 1998. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock at $1.848 per share, which represented the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $250,000. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2004. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 200,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note was repaid in full in 1998. The discount in combination with the note's 12% coupon resulted in an effective interest rate of 53 percent on the note.



During 1998, the Company repaid and then subsequently borrowed $1,000,000 from Mr. Dearholt, a current director of the Company. The outstanding note payable bears interest at 12% and is payable in full in 1999. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock at $2.25 per share, which represented the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $297,500. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2006. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 200,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 1998, net of unamortized discount of $162,861. The discount in combination with the note's 12% coupon resulted in an effective interest rate of 63 percent on the note.

On February 20, 1997, the Company issued convertible debentures for $1,989,824 which is net of $30,176 in unamortized discount; (the Debentures) at 8% maturing in 1999. These Debentures are convertible in the Company's common stock at the lesser of $2.875 (representing the average market price for the five days preceding the date the Debentures were sold) or 80% of the market price at the time the debentures are converted into FHC common stock. The discount relates to the valuation of the detachable warrants for 67,333 shares of common stock. During fiscal 1997, the debentures were all converted into 1,364,625 shares of common stock. These convertible debentures included a beneficial conversion feature valued at $398,000. The Company recorded the value of the beneficial conversion feature as additional paid-in capital and interest expense during the year ended September 30, 1997.

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

Long-term debt and capital lease obligations at September 30, 1998, consisted of the following:

Foundation note, noninterest bearing, due 1999,
  net of unamortized discount of $22,275,
  interest imputed at 11%                               $ 606,540
Capital lease obligations                                  24,408
                                                         --------
Total long-term debt and capital leases                   630,948
Less current maturities                                   626,066
                                                         --------
Long-term portion                                         $ 4,882
                                                         ========



The Foundation note for $606,450 (Pounds) 356,893 is a noninterest bearing $628,815 (Pounds) 370,000 loan note payable to the Aage V. Jensen Charity Foundation and due on January 31, 1999.

Note 5.  Income Taxes

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 1998 and 1997, are as follows:

                                                          September 30
                                                      1998         1997
                                                    ---------   ----------
Tax credit statutory rates                        $(1,141,490) ($2,130,479)
Nondeductible expenses                                 47,900      223,368
State income tax, net of federal benefits            (159,100)    (241,660)
Benefit of net operating loss not recognized,
 increase in valuation allowance                    1,252,690    2,073,129
Other                                                     ---       75,642
                                                   ----------   ----------
                                                    $      --   $      ---
                                                   ==========    ==========
As of September 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $29,675,000 for income tax purposes expiring in years 2005 to 2014. The benefit relating to $1,537,800 of these net operating losses relates to exercise of Common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $173,000 at September 30, 1998, expiring in years 1999 to 2009. The Company's U.K. subsidiary, The Female Health Company - UK, plc subsidiary has U.K. net operating loss carryforwards of approximately $71,910,000 as of September 30, 1998. These U.K. net operating loss carryforwards can be carried forward indefinitely to be used to offset future U.K. taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 1998:

Deferred tax assets:
Federal net operating loss carryforwards                       $10,089,000
State net operating loss carryforwards                           1,938,000
Foreign net operating loss carryforwards                        21,573,000
Foreign capital allowances                                       3,886,000
Tax credit carryforwards                                           173,000
Accounts receivable allowances                                     119,000
Other                                                               15,000
                                                                 ---------
Total gross deferred tax assets                                 37,793,000
Valuation allowance for deferred tax assets                    (37,775,000)
                                                                 ---------
Deferred tax assets net of valuation allowance                      18,000
Deferred tax liabilities:
Equipment, furniture   and fixtures                                (18,000)
                                                                 ---------
Net deferred tax assets                                          $     ---
                                                                 =========
Reconciliations of the valuation allowance for deferred tax assets for the year ended September 30, 1998, is as follows:



Balance, beginning                                           $(36,522,310)
Increase in valuation allowance charged
  to current operations                                         (1,252,690)
                                                               -----------
Balance, ending                                               $(37,775,000)
                                                              ============
The beginning of the year valuation allowance balance has been revised due to a change in the foreign net operating loss carryforward and the foreign capital allowances deferred tax asset. This change has no impact on the Company's net loss for 1998 or 1997.

Note 6.  Royalty Agreements

The Company has royalty agreements for sales of its products which provide for royalty payments based on sales quantities and achievement of specific sales levels. The amount of royalty expense was $38,451 and $24,894 for 1998 and 1997, respectively.

Note 7.  Common Stock

Stock Option Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's Common Stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 282,000 shares available for future grants as of September 30, 1998. The Company has also granted options to one of its legal counsel and an affiliate. Certain options are vested and exercisable upon issuance, others over periods up to four years and still others based on the achievement of certain performance criteria by the Company and market prices of its Common Stock.

During 1997 the option prices of 749,865 options outstanding which were exercisable at prices ranging from $5.9375 to $3.875 per share were lowered to $2.00 per share. In connection therewith, additional expense of $10,500 was recognized related to options that had been granted to legal counsel.

Summarized information regarding all of the Company's stock options is as follows:
                                                                  Weighted-
                                                                    Average
                                                           Number  Exercise
                                                        of Shares    Price
                                                        ---------   -------
Outstanding at September 30, 1996                       1,014,804      4.89
Granted                                                   504,600      2.00
Exercised                                                (39,833)      4.49
Expired or canceled                                      (18,825)      6.53
                                                         --------
Outstanding at September 30, 1997                       1,460,746      2.92
Granted                                                    18,000      0.01
Exercised                                                (29,400)      2.00
Expired or canceled                                     (274,868)      5.50
                                                        ---------
Outstanding at September 30, 1998                       1,174,478      2.29



The following table summarizes information about the Company's stock options outstanding and exercisable at September 30, 1998.

               Options Outstanding                    Options Exercisable
      --------------------------------------     -----------------------------
                             Weighted
                              Average  Weighted                 Weighted
 Range of         Number    Remaining   Average       Number     Average
 Exercise     Outstanding Contractual  Exercise  Exercisable    Exercise
   prices      at 9/30/98        Life     Price   at 9/30/98       Price

    $0.01          18,000         2.5    $ 0.01           -       $   -
     2.00       1,109,600         6.6      2.00      416.532        2.00
     3.50           1,689         2.5      3.50        1,689        3.50
     7.75           8,089         3.0      7.75        8,089        7.75
     9.50          19,000         5.5      9.50       19,000        9.50
    10.50          11,700         4.0     10.50       11,700       10.50
    15.25           6,400         4.0     15.25        6,400       15.25
  -------      ----------      ------    ------      -------     -------
$.01 to $15.25  1,174,478         6.5    $ 2.29      463,410      $ 2.81


During 1998, the Company granted options to employees to purchase 18,000 shares of the Company's common stock at $.01. Compensation expense of $51,660 was recognized regarding this issuance.

All other stock options have been granted to employees at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized related to such stock option grants.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for all awards during Fiscal 1997 and 1998 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  Year ending September 30
                                                  Earnings             Earnings
                                            1998  per share   1997    per share

Net loss attributable to
  common stockholders                 $(4,306,985) ($0.43)($6,266,114)  ($0.74)
Compensation expense
  related to stock options granted       (615,776) ($0.06)  ($688,975)  ($0.08)
                                       ----------- -------   ---------  ------
                                      $(4,922,761) ($0.49)($6,955,089)  ($0.82)
                                      ===========  ======  ==========   ======
As the provisions of FAS 123 have been applied only to options granted since September 30, 1995, the resulting pro forma compensation cost is not representative of that to be presented in future years, when the pro forma cost would be fully reflected.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 69.1% and risk-free interest rates of 4.43% and 5.86% for 1998 and 1997, respectively;



and expected lives of one to three years and 0.0% dividend yield in both periods. The weighted average fair value of options granted or options with reduced exercise price was $2.87 and $0.84 for the years ended September 30, 1998 and 1997, respectively.

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

Stock Bonus Plan

During 1997, the Company adopted a stock bonus plan ("1997 Bonus Plan") to provide stock bonuses in lieu of cash bonuses to key employees who are responsible for the Company's future growth and financial success. The 1997 Bonus Plan provides for the award of up to 200,000 shares which are nontransferable and subject to a risk of forfeiture for one year subsequent to grant date. At September 30, 1998, 107,000 shares of restricted stock had been issued to key employees and consultants. Expense under the plan was $307,625 and $53,125 for the years ended September 30, 1998 and 1997, respectively.

Common Stock Purchase Warrants

During 1997 and 1998 the Company entered into consulting agreements with separate third party professionals to provide investor relations services and financial advisory services. In connection with the consulting agreements, the Company granted common stock purchase warrants to purchase an aggregate 225,000 shares of the Company's common stock. In 1997, the Company adjusted warrants previously issued under consulting agreements reducing the exercise price to $2.00 per share. The Company recognized expense of $114,750 and $89,500 in 1998 and 1997, respectively, under FAS 123 in connection with the exercisable shares. At September 30, 1998, 165,000 warrants were exercisable.

10,000 warrants were exercised during 1998. At September 30, 1998, the following warrants were outstanding:

                                                    Number Outstanding
                                                           -----------
Warrants issued in connection with:
Investor relations services contract                           90,000
Financial advisory services contract                           75,000
Convertible Debentures (See Note 4)                           107,534
Convertible Preferred Stock (See Note 8)                      296,000
Notes Payable (See Note 4)                                    640,000
                                                             --------
Outstanding at September 30, 1998                           1,208,534
                                                            =========
At September 30, 1998, the Company had reserved a total of 2,955,813 shares of its common stock for the exercise of options and warrants outstanding. This amount includes shares reserved to satisfy obligations due if the Company defaults on the payment of interest or principal on an $1 million note due March 25, 1999.

Issuance of Stock




The Company issued 25,000 shares of common stock with a market value of approximately $93,750, and 124,564 shares of common stock with a market value of approximately $207,863 in 1998 and 1997, respectively. The stock was issued to consultants for providing investor relation services. Consulting expense of $93,750 and $207,863 was recognized during the years ended September 30, 1998 and 1997, respectively.

Note 8.  Preferred Stock

In 1997, FHC raised approximately $1.6 million of proceeds, net of issuance costs of $96,252, in a private placement of 680,000 shares of 8% cumulative convertible preferred stock (Series I) sold at $2.50 per share. In addition, 52,000 common stock purchase warrants were issued to the placement agents.
Each share of preferred stock is convertible into one share of the Company's common stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock.

On December 31, 1997, the Company completed a private placement of 729,927 shares of Class A Convertible Preferred Stock - Series 2 (the "Series 2 Preferred Stock") and Warrants to purchase 240,000 shares of Common Stock. The Series 2 Preferred Stock was sold at a per share price of $2.74, resulting in net proceeds to the Company of $1.84 million, net of insurance costs of $156,616. The Series 2 Preferred Stock automatically converted into Common Stock on a one-for-one basis, on April 3, 1998, the date in which the registration statement registering the resale of the Common Stock was declared effective by the SEC. The investors received four-year Warrants to purchase 240,000 shares of Common Stock exercisable at a price per share equal to the lesser of $3.425 or the average of the three closing bid prices per share of Common Stock for any three consecutive trading days chosen by the investor during the 30 trading day period ending on the trading day immediately prior to the exercise of the Warrants. Individuals providing services to the Company's placement agent for the above convertible Preferred Stock received Warrants to purchase 4,000 shares of Common Stock exercisable at any time prior to December 31, 2001, at $4.11 per share.

The Company's private placement of convertible Preferred Stock - Series 2 on December 31, 1997 included a beneficial conversion feature valued at $500,000 and four-year warrants to purchase additional shares of common stock valued at $317,000. In accordance with new SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants, a total of $817,000 as additional paid-in capital. The corresponding discount of $817,000, associated with the issuance of the convertible preferred stock is a one-time, non-recurring charge that has been fully amortized and reflected as preferred dividends accreted in the consolidated statements of operations for the year ended June 30, 1998. The dividend accretion had no impact on the Company's cashflow from operations.

Note 9.   Employee Retirement Plan



Effective October 1, 1997, the Company adopted a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $6,000 annual compensation to the plan. The Company has elected to match 100% of employee contributions to the plan up to a maximum of 1% of employee compensation for the year. Company contributions were $11,947 for 1998.

Note 10. Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows.

                                                       September 30

(Amounts in thousands)                                1998     1997
                                                     -------   ------
Net revenues:
 United States                                       $2,481   $2,050
 International                                        2,970      866

Operating profit (loss):
 United States                                       (2,731)  (3,120)
 International                                         (420)  (2,118)

Identifiable assets:
 United States                                        2,088    3,349
 International                                        5,471    4,990

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transaction reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and International revenues increased by $396,000 and $293,000 in 1998 and 1997, respectively.

Note 11.  Contingent Liabilities

The Company's future obligations under the terms of an employment agreement and a facilities lease were assigned by the Company and assumed by the buyer as part of the 1996 sale of the Company's subsidiary WPC Holdings, Inc. However, because the third party creditor did not release the Company from any future liability under these employment and lease agreements at the time of their assignment, the Company remains contingently liable if Holdings defaults in making any payments under the agreements. At September 30, 1998, the total future payments for these contingent liabilities was $2.8 million for the lease of Holdings' facilities and $0.3 million for the employment agreement.

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.




The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

The Company's main financial and manufacturing hardware and software systems have been tested and are either now Year 2000 compliant or are expected to be by December 31, 1998. This was accomplished primarily through systems upgrades and maintenance done over the last few years. The Company is in the process of surveying major customers and suppliers regarding their Year 2000 readiness and, to date, the Company is not aware of any significant Year 2000 issues at these entities that would materially affect the Company's business. The Company believes that if a Year 2000 problem develops at any of the Company's vendors whereby the vendor becomes unable to address the Company's needs, alternative vendors are readily available that could furnish the Company with the same or similar suppliers or services without material undue delay or expense.

The majority of the Company's Year 2000 issues were corrected either through systems upgrades or normal maintenance contracts. The cost of these improvements to date has been approximately $20,000.

With regard to systems under the Company's control, the Company knows of no significant exposure that the Company has to the Year 2000 issue since, if necessary, the Company's systems are capable of accepting manually entered data. The Company believes the worst case scenario is that the Company would have to revert back to certain manual systems. The Company believes that its customers and vendors are at various stages of compliance but the Company has not been made aware of significant Year 2000 issues that would materially affect its business with them. The Company will continue to monitor Year 2000 compliance with its customers and vendors throughout 1999 but it will not be able to achieve the same degree of certainty that it can with its own internal systems.

To the extent that the Company discovers minor internal systems that are not Year 2000 compliant by mid-1999, it will have time to implement manual systems by year-end 1999 which the Company believes will significantly reduce the financial risk to the Company.

Although final cost estimates have not been determined, it is not expected that these expenses will have a material impact on the Company's financial condition, liquidity, or results of operations.

Note 12.  Related Party Transactions

For 1998, the Company paid the rent for office space leased by Phoenix Health Care of Illinois, Inc. ("Phoenix"), a company that owns approximately 270,000 shares of the Company's outstanding Common Stock and has two officers and directors that are also officers and directors of the Company. This leased space was used by an officer of the Company.

During 1998 the Company awarded Phoenix 25,000 shares of restricted Common stock with a market value of approximately $93,750 for consulting services provided to the Company.

It has been and currently is the policy of the Company that transactions between the Company and its officers, directors, principal shareholders or



affiliates are to be on terms no less favorable to the Company than could be obtained from unaffiliated parties. The Company intends that any future transactions between the Company and its officers, directors, principal shareholders or affiliates will be approved by a majority of the directors who are not financially interested in the transaction.

Note 13.  Earnings Per Share

Net (loss) per Common share outstanding and diluted net (loss) per Common share outstanding is based on the weighted average of shares of Common Stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share in the accompanying financial statements have been presented to conform to Statement No. 128 requirements. The Company has "in the money" options and warrants outstanding of 200,000 and 764,319 as of September 30, 1998 and 1997, respectively (see Note 7). The Company also has preferred stock outstanding as of September 30, 1998, which is convertible into 680,000 shares of Common Stock (see Note 8). The inclusion of the options, warrants and convertible preferred stock in the computation of diluted earnings per share would have resulted in a reduction of the loss per share (antidilutive) and therefore both basic and diluted earnings per share amounts were the same for each of the periods presented in the accompanying financial statements.

Note 14.  Current Accounting Pronouncements

Comprehensive Income

The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income," that the Company will be required to adopt for its year ended September 30, 1999, and disclose in its interim financial statements beginning with the period ending December 31, 1998. This pronouncement is not expected to have a significant impact on the Company's financial statements. The Statement establishes standards for the reporting and presentation of comprehensive income and its components. The statement requires that items recognized as components of comprehensive income be reported in a financial statement. The statement also requires that a company classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the years ended September 30, 1997 and 1996, the Company's components of comprehensive income (loss) consisted of its reported net (loss) and foreign currency translation adjustments.

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

Derivatives

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the value of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. The Company is required to adopt this new standard for the quarter and year beginning October 1, 1999. The Company currently has no derivative instruments and, accordingly, the adoption of this statement has no impact on its consolidated financial statements.

Note 15.  Continuing Operations and Subsequent Event

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3.4 million for the year ended September 30, 1998, and as of September 30, 1998, had an accumulated deficit of $41.3 million. At September 30, 1998, the Company had working capital of $1.2 million and stockholders' equity of $2.9 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing advice to healthcare and life-science companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more



distribution arrangements relating to the Company's product. This agreement has been extended for an additional six months. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.

On November 19, 1998, the Company executed an agreement with a private investor ("the Equity Line Agreement"). This agreement provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $6.0 million of the Company's Common Stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires 24 months after the effective date of the pending registration statement and, among other things, provides for minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The timing and amount of drawdowns on this line of credit are totally at the Company's discretion, subject to certain conditions. The Company is required to draw down a minimum of $1 million during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period.

While the Company believes that its existing capital resources (including expected proceeds from sales of Common Stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not or the Company does not receive shareholder approval to amend its Articles of Incorporation to increase its authorized Common Stock, enabling the Company to sell sufficient Shares under the Equity Line Agreement, the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. In addition, there can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. Accordingly, the Company may not be able to realize all or any of the funds available to it under the Equity Line Agreement.

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

Not Applicable.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Certain information about the Company's executive officers as of September 30, 1998, is as follows:

NAME                          POSITION                                  AGE

O.B. Parrish                  Chairman of the Board, Chief Executive
                              Officer, acting Chief Financial
                              and Accounting Officer and Director        65
Mary Ann Leeper, Ph.D.        President, Chief Operating Officer and
                              Director                                   58

Jack Weissman                 Vice President - Trade Sales               51
Michael Pope                  Vice President of the Company, Director
                              of Chartex Resources Limited, Director
                              and General Manager of Chartex
                              International, Plc                         42

David R. Bethune              Director                                   58

Stephen M. Dearholt           Director                                   52

O. B. PARRISH
Age: 65; Elected Director: 1987; Present Term Ends: 1999 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting Chief Financial and Accounting Officer since February 1996 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 295,000 shares of the Company's outstanding Common Stock. Mr. Parrish also was the Co-Chairman and a Director of Inhalon Pharmaceuticals, Inc. until its sale to Medeva, Plc. and is Chairman and a Director of ViatiCare, L.L.C. and a director of Microbyx. Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"). From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY ANN LEEPER, Ph.D.
Age: 58; Elected Director: 1987; Present Term Ends: 1999 Annual Meeting

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996 and as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. Previously, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In



earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA.

WILLIAM R. GARGIULO, JR.
Age: 70; Elected Director: 1987; Present Terms Ends: 1999 Annual Meeting

William R. Gargiulo, Jr. has served as Secretary of the Company from 1996 to present, as Vice President from 1996 to September 30, 1998, as Assistant Secretary of the Company from 1989 to 1996, as Vice President - International of The Female Health Company Division from 1994 until 1996, as Chief Operating Officer of the Company from 1989 to 1994, and as General Manager of the Company from 1988 to 1994. Mr. Gargiulo has also served as a Director of the Company since 1987. Mr. Gargiulo is a Trustee of a trust which is a shareholder of Phoenix of Illinois. From 1984 until 1986, Mr. Gargiulo was the Executive Vice-President of Searle's European operations. From 1976 until 1984, Mr. Gargiulo was the Vice President of Searle's Latin American operations.


STEPHEN M. DEARHOLT
Age: 52; Elected Director: 1996; Present Term Ends: 1999 Annual Meeting

Mr. Dearholt is a co-founder and partner in Response Marketing, one of the largest privately owned life insurance marketing organizations in the United States. He has over 23 years of experience in direct response advertising and data based marketing of niche products. Since 1985, he has been a 50% owner of R.T. of Milwaukee, a private investment holding company which operates a stock brokerage business in Milwaukee, Wisconsin. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex. Mr. Dearholt is also very active in the non-profit sector. He is currently on the Board of Directors of Children's Hospital Foundation of Wisconsin, an honorary board member of the Zoological Society of Milwaukee, and the national Advisory Council of the Hazelden Foundation. He is a past board member of Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.


DAVID R. BETHUNE
Age: 58; Elected Director: 1996; Present Term Ends: 1999 Annual Meeting

Mr. Bethune is a business consultant to the pharmaceutical industry and previously held the position of President and Chief Operating Officer of the IVAX Corporation. Prior to IVAX, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Previously, he was President of the Lederle Laboratories Division of American Cyanamid Company. Mr. Bethune rejoined Lederle from Searle, where he was President of Operations in the United States, Canada and the Caribbean since December 1986. From 1984 until his appointment as President of Operations, Mr. Bethune served as Vice President and General Manager, United States Pharmaceuticals. Mr. Bethune is on the Board of Directors of the Southern Research Institute, Atrix Pharmaceuticals and the American Foundation for Pharmaceutical Education, Partnership for Prevention. He is a founding trustee of the American Cancer Society Foundation and an associate member of the National Wholesale Druggists' Association and the National Association of Chain Drug Stores. He is the



founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

Jack Weissman
Vice President - Trade Sales, Age: 51

Mr. Weissman has served as Vice President-Trade Sales since June 1995. From 1992 to 1994, Mr. Weissman was Vice President-Sales for Capitol Spouts, Inc., a manufacturer of pouring spouts for gable paper cartons. During the 1989-1992 period, he acted as General Manager-HTV Group, an investment group involved in the development of retail stores. Mr. Weissman joined Searle's Consumer Products Group in 1979 and held positions of increasing responsibility, including National Account and Military Sales Manager. From 1985-1989 he was Director - Retail Business Development for The NutraSweet Company, a Searle subsidiary. Prior to Searle, Mr. Weissman worked in the consumer products field as account manager and territory manager for Norcliff Thayer and Whitehall Laboratories.

Michael Pope
Vice President, General Manager - The Female Health Company (UK) Plc., Age: 42

Mr. Pope has served as Vice President of the Company since 1996 and as General Manager of The Female Health Company (UK) Plc. (formerly Chartex International, Plc.) since the Company's acquisition of Chartex. Mr. Pope has also served as a Director of The Female Health Company, Ltd. (formerly Chartex Resources Limited) and The Female Health Company (UK) Plc. since 1995. From 1990 until 1996, Mr. Pope was Director of Technical Operations for Chartex with responsibility for manufacturing, engineering, process development and quality assurance. Mr. Pope was responsible for the development of the high speed proprietary manufacturing technology for the female condom and securing the necessary approvals of the manufacturing process by regulatory organizations, including the FDA. Mr. Pope was also instrumental in developing and securing Chartex's relationship with its Japanese marketing partner. Prior to joining Chartex, from 1986 to 1990 Mr. Pope was Production Manager and Technical Manager for Franklin Medical, a manufacturer of disposable medical devices. During the period from 1982 to 1986, Mr. Pope was Site Manager, Engineering and Production Manager, Development Manager and Silicon Manager for Warne Surgical Products.

Item 10. Executive Compensation

The following table sets forth the annual and long-term compensation for each of the last three fiscal years for the Company's Chief Executive Officer and the two highest-paid executive officers other than the Chief Executive Officer (the "named executive officers"), who served in such capacity as of September 30, 1998, as well as the total compensation paid to each individual during the Company's last three fiscal years. No other executive officers of the Company received salary and bonus of in excess of $100,000 during the fiscal year ended September 30, 1998.

SUMMARY COMPENSATION TABLE

                                                Long-TermRestricted
                                        Annual Compensation   Stock
                                     Compensation  Awards    Awards

                                               Securities



Name and Principal               Fiscal           Underlying      Bonus
Position                          Year    Salary Options/SARs  Compensation

O. B. Parrish                    1998    $90,000         ---   $71,875(c)
Chairman, Chief                  1997    $90,000  264,000(a)
Executive Officer and            1996    $90,000  164,000(b)
Acting Chief Financial Officer

Mary Ann Leeper, Ph.D.           1998   $225,000         ---   $71,875(c)
President and Chief              1997   $225,000  290,000(a)
Operating Officer                1996   $215,833  200,000(b)

William R. Gargiulo, Jr.         1998    $84,792         ---   $28,750(d)
Vice President - International   1997   $100,000      50,000
                                 1996   $100,000         ---

(a) Includes 164,000 and 200,000 options for Mr. Parrish and Dr. Leeper, respectively, which were granted in 1995 and 1996 fiscal years but repriced in 1997.
(b) Includes 44,000 and 200,000 options for Mr. Parrish and Dr. Leeper, respectively, which were granted in the 1995 fiscal year but repriced in 1996.
(c) At September 30, 1998, the named executive officer owned 25,000 shares of restricted Common Stock, having a fair market value of $71,875 on such date, based on the closing price of the Company's Common Stock on such date. For Mr. Parrish, also includes his pro rata portion of 25,000 shares of restricted stock granted to Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois"), based on his 64% ownership of such entity. For Dr. Leeper, also includes her pro rata portion of such restricted stock based on her approximately 16.7% ownership of such entity. All of these shares were granted on May 5, 1998 and vest in full on the first anniversary of the grant date. The owner is entitled to receive any dividends declared on these shares of restricted stock.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Values at September 30, 1998

The following table presents the value of unexercised options held by the named executive officers at September 30, 1998:

                            Number of Securities
                           Underlying Unexercised  Value of Unexercised In-
                        Options at September 30,      The-Money Options at
                                     1998             September 30, 1998(1)
Name                  Exercisable / Unexercisable Exercisable/Unexercisable

O. B. Parrish               88,000 / 176,000                    -0-

Mary Ann Leeper, Ph.D.      96,667 / 193,333                    -0-

William R. Gargiulo, Jr.       16,667 / 50,000                  -0-

Values are calculated by subtracting the exercise price from the $1.4375 per share closing price of the Company's Common Stock on September 30, 1998.




Item 11. Security Ownership of Certain Beneficial Owners and Management

                              SECURITY OWNERSHIP

The following table sets forth certain information as of December 17, 1998 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's Common Stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group:

                                              Amount of Beneficial Ownership
Name of Beneficial Owner                            Shares        Percent

O. B. Parrish (1)                                  494,001         4.68%
William R. Gargiulo, Jr. (1)                       356,668         3.40%
Mary Ann Leeper, Ph.D. (1)                         455,668         4.31%
Stephen M. Dearholt (4)                          1,235,466         11.07%
David R. Bethune (2)                                50,000           *
Phoenix Health Care of Illinois, Inc. (3)          324,501         3.10%
State of Wisconsin Investment Board                635,000         6.08%
All directors, nominees and
 executive officers, as a group
 (seven persons) (1)(2)(4)                       1,924,801         16.97%

*        Less than 1%.

(1) Includes 294,501 shares owned by and 30,000 shares under option to Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois"). Messrs. Parrish and Gargiulo and Dr. Leeper may be deemed to share voting and dispositive power as to such shares since Mr. Gargiulo is a trustee of a trust which is a shareholder, and Mr. Parrish and Dr. Leeper are officers, directors and shareholders, of Phoenix of Illinois. For Dr. Leeper, also includes 9,500 shares owned by and 96,667 shares under option to her (which options are exercisable within 60 days); for Mr. Parrish, also includes 56,500 shares owned by and 88,000 shares under option to him (which options are exercisable within 60 days); and for Mr. Gargiulo, also includes 500 shares owned by and 16,667 shares under option to him, which options are exercisable within 60 days.

(2)      Represents options which are currently exercisable.

(3) Includes 294,501 shares owned by and 30,000 shares under options to Phoenix of Illinois.

(4) Includes 238,057 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 9,680 shares held by Response Marketing Money Purchase Plan, 5,000 and 148,129 shares held by trusts (of which Mr. Dearholt is a trustee) and 45,100 shares held by Mr. Dearholt's minor children. Also includes warrants to purchase 610,000 shares of Common Stock and options to purchase 30,000 shares.

Item 12. Certain Relationships and Related Transactions

On March 25, 1997 and again on March 25, 1998, the Company extended a



$1 million one-year promissory note payable by the Company to Mr. Dearholt in connection with a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 1999 and bears interest at 12% per annum payable monthly. The note proceeds were initially used by the Company to provide working capital needed to fund the initial stages of the Company's U.S. marketing campaign ($0.2 million) and to fund operating losses ($0.8 million). The borrowing transactions were effected in the form of a promissory note from the Company to Mr. Dearholt and related Note Purchase and Warrant Agreements and Stock Issuance Agreements. Under the 1997 and 1998 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase 200,000 and 200,000 shares of the Company's Common Stock in 1997 and 1998, respectively, at exercise prices of $1.848 and $2.25 per share, respectively. The warrants expire upon the earlier of their exercise or five years after the date of their issuances. Under the Stock Issuance Agreements, if the Company fails to pay the $1 million under the note when due, the Company must issue 200,000 shares of its Common Stock to Mr. Dearholt. This issuance will not, however, alleviate the Company from its liability under the note. The Company also granted Mr. Dearholt certain securities registration rights with respect to any Common Stock he receives from the Company under these warrants or the Stock Issuance Agreement. Mr. Dearholt has agreed that, if the Company requests, he will extend the promissory note for an additional one-year term to be due and payable on March 25, 2000 upon the same terms as the prior note extensions. In consideration of this agreement, the Company extended the term of certain warrants held by Mr. Dearholt to purchase 200,000 shares of the Company's Common Stock which expire March 25, 2001 to March 25, 2002.

On July 27, 1997, a trust of which Stephen M. Dearholt, a director of the Company, is a trustee, purchased 60,000 shares of the Company's Class A Convertible Preferred Stock--Series 1 at a price of $2.50 per share, which represented the per share price offered to all subscribers in the private placement of these shares.

Mr. O. B. Parrish and Mr. William R. Gargiulo, Jr. work out of office space at 919 N. Michigan Avenue, Chicago, Illinois which is leased by Phoenix Health Care of Illinois from a third party. The Company paid the monthly lease payments of $51,256 and $48,146 for this lease in fiscal 1997 and fiscal 1998, respectively.

During fiscal 1998 the Company awarded Phoenix 25,000 shares of restricted Common stock with a market value of approximately $71,875 at September 30, 1998, for consulting services provided to the Company.

During fiscal 1997, the Board of Directors of the Company repriced options granted to certain employees of the Company on November 21, 1994, March 19,
1996 and on April 22, 1997, including 1994 options for 200,000 shares to Dr.
Leeper, 1994 options for 44,000 shares to Mr. Parrish, 1994 options for 90,000 shares to Phoenix Health Care of Illinois, Inc., a corporation in which Mr.
Parrish and Dr. Leeper are officers, directors and shareholders, 1996 options for 120,000 to Mr. Parrish, 1997 options for 90,000 shares to Dr. Leeper, 1997 options for 100,000 shares to Mr. Parrish and 1997 options for 50,000 shares to
Mr. Gargiulo.  The option exercise price for the 1994 and 1996 options was reduced from $3.875 to $2.00 and the option exercise price for the 1997 options was reduced from $2.75 to $2.00 (which was the last sale price of the Company's
Common Stock on the American Stock Exchange on the date of the repricing) and the vesting criterion has changed.  The Compensation Committee elected to reprice the options and change the final vesting criteria because the Committee felt that due to changed circumstances, including the reduction in the trading



price of the Company's Common Stock, the options were no longer providing the incentive they were designed to provide.

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


Item 13. Exhibits, List and Reports On Form 8-K.

A.   Documents Filed as a Part of This Report:

1.   Financial Statements.
The following consolidated financial statements of the Company are included in
Item 8 hereof:

Consolidated Balance Sheet - September 30, 1998

Consolidated Statements of Operations - Years ended September 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity - Years ended September 30, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended  September 30, 1998 and
1997

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

None.




3. Exhibits Filed:

Number    Description
3.1 Amended and Restated Articles of Incorporation of the Company of the Company. (1)
3.2       Amended and Restated By-Laws of the Company. (2)
4.1       Amended and Restated Articles of Incorporation (same as Exhibit 3.1).
          (1)
4.2 Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.2). (2)
4.3 Private Equity Line of Credit Agreement between the Company and Kingsbridge Capital Limited dated November 19, 1998.
4.4 Registration Rights Agreement between the Company and Kingsbridge Capital Limited dated as of November 19, 1998.
4.5 Warrant to Purchase up to 200,000 shares of Common Stock of the Company issued to Kingsbridge Capital Limited as of November 19, 1998.
10.1 Employment Agreement between John Wundrock and the Company dated October 1, 1989. (1)
10.2 Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company) 1990 Stock Option Plan. (3)
10.3 Commercial Building Lease dated May 1, 1992 covering the Jackson, Wisconsin, office and manufacturing facility. (4)
10.4 Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (5)
10.5      Trademark License Agreement for Reality Trademark. (6)
10.6 Office space lease between the Company and John Hancock Mutual Life Insurance Company dated June 1, 1994. (7)
10.7 Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (8)
10.8      1994 Stock Option Plan. (9)
10.9 Investor relations and development services Consulting Agreement between the Company and C.C.R.I. Corporation dated March 13, 1995.
          (10)
10.10 Consultant Warrant Agreement dated March 13, 1995 between the Company and C.C.R.I. Corporation, as amended on April 22, 1996. (11)
10.11 Offshore Securities Subscription Agreement for the sale of 370,000 shares of Company Common Stock dated February 7, 1995. (10)
10.12 Offshore Securities Subscription Agreement for the sale of 100,000 shares of Company Common Stock dated February 7, 1995. (10)
10.13 Offshore Securities Subscription Agreement for the sale of 500,000 shares of Company Common Stock dated February 7, 1995. (10)
10.14 Settlement Agreement and Mutual Release of All Claims between WPC Holdings, Inc., Reflect, Inc. and the Company dated June 15, 1995.
          (11)
10.15 Stock Purchase Agreement by and between WPC Acquisition Corporation and the Company dated June 20, 1995. (12)
10.16 Agreement relating to the acquisition of the entire issued share capital of Chartex Resources Limited and exhibits thereto. (13)
10.17 Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement. (12)
10.18     Outside Director Stock Option Plan. (11)
10.19 Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (14)



10.20 Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (14)
10.21 Employment Letter dated February 28, 1990 from Chartex Resources Ltd. to Michael Pope and Board amendments thereto. (14)
10.22 Grant Letter dated March 7, 1996 from the Government Office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (14)
10.23 Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc.
          (14)
10.24 Form of Offshore Securities Subscription Agreement entered into between the Company and certain foreign investors on September 12, 1996. (15)
10.25 Form of 8% Convertible Debenture due August 31, 1999 issued by the Company to certain foreign investors on September 12, 1996. (15)
10.26 Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (15)
10.27 Lease Agreement between Chartex Resources Limited, P.A.T. (Pensions) Limited and the Female Health Company. (16)
10.28 Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related note purchase and warrant agreement, warrants and stock issuance agreement. (17)
10.29     1997 Stock Option Plan. (18)
10.30     Employee Stock Purchase Plan. (18)
10.31 Agreement dated March 14, 1997, between the Joint United Nations Programme on HIV/AIDS and Chartex International PLC. (18)
10.32 Agreement dated September 29, 1997 between Vector Securities International and The Female Health Company. (18)
10.33 Fund Raising Agreement dated May 1, 1998 by and between Hartinvest-Medical Ventures and the Company. (19)

21.0  Subsidiaries of Registrant.
27.0  Financial Data Schedule.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.
(2)   Incorporated herein by reference to the Company's 1995 Form 10-KSB.
(3)   Incorporated herein by reference to the Company's December 31, 1990 Form
     10-Q.
(4)   Incorporated herein by reference to the Company's June 30, 1992 Form
     10-Q.
(5) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-51586, as filed with the Securities and Exchange Commission on September 28, 1992.
(6)   Incorporated herein by reference to the Company's 1992 Form 10-KSB.
(7)   Incorporated herein by reference to the Company's June 30, 1994 Form
     10-Q.
(8) Incorporated herein by reference to the Company's Registration Statement on Form S-2, Registration No. 33-84524, as filed with the Securities and Exchange Commission on September 28, 1994.
(9)   Incorporated herein by reference to the Company's 1994 Form 10-KSB.
(10) Incorporated herein by reference to the Company's March 31, 1995 Form 10-Q.



(11) Incorporated herein by reference to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 23, 1996.
(12)  Incorporated herein by reference to the Company's June 30, 1995 Form
     10-Q.
(13) Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 20, 1995.
(14) Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.
(15)  Incorporated herein by reference to the Company's 1996 Form 10-K.
(16) Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB.
(17) Incorporated herein by reference to the Company's March 31, 1997 Form
     10-QSB.
(18) Incorporated herein by reference to the Company's Form 10-KSB/A-1 for the year ended September 30, 1997 filed March 25, 1998.
(19) Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 1998.

B. Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FEMALE HEALTH COMPANY

BY: /s/O.B. Parrish
    -------------------
O. B. Parrish, Chairman,
Chief Executive Officer and Acting
Chief Financial and Accounting Officer

Date:  December 28, 1998




In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                        Date

/s/O.B. Parrish             Chairman of the Board        December 28, 1998
-----------------------     Chief Executive Officer,
O.B. Parrish                Acting Chief Financial and
                            Accounting Officer,
                            and Director


/s/Mary Ann Leeper          President, Chief Operating   December 28, 1998
-------------------------   Officer and Director
Mary Ann Leeper, Ph.D.


/s/William R. Gargiulo      Secretary and Director       December 28, 1998
-------------------------
William R. Gargiulo


                            Director                     December 28, 1998
-------------------------
David R. Bethune


                            Director                     December 28, 1998
-------------------------
Stephen M. Dearholt