Form 10QSB
period 1998-12-31
FEMALE HEALTH CO
filed 1999-02-16
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE ACT

          For the transition period from __________  to  ____________

                        Commission File Number 0-18849

                           THE FEMALE HEALTH COMPANY
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Wisconsin                                 39-1144397
        (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
           Incorporation or Organization)

     875 N. Michigan Avenue, Suite 3660, Chicago, IL                 60611
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

Common Stock, $.01 Par Value - 10,446,227 shares outstanding as of February 8, 1999

          Transitional Small Business Disclosure Format (check one):
                     Yes _________    No       X
                                          -------------



                                  FORM 10-QSB

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.       Financial Information:                                   Page

              Cautionary Statement Regarding Forward Looking
                Statements . . . . . . . . . . . . . . . . . . . . .     3
              Unaudited Condensed Consolidated Balance Sheet -
                December 31, 1998  . . . . . . . . . . . . . . . . .     4
              Unaudited Condensed Consolidated
                Statements of Operations -
                Three Months Ended December 31, 1998
                and December 31, 1997  . . . . . . . . . . . . . . .     5
              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Three Months Ended December 31, 1998
                 and December 31, 1997  . . . . . . . . . . . . . . .    6
              Notes to Unaudited Condensed Consolidated
                Financial Statements . . . . . . . . . . . . . . . .     7
              Management's Discussion and Analysis or Plan of
                Operation  . . . . . . . . . . . . . . . . . . . . .    13

Part II.      Other Information
              Exhibits and Reports on Form 8-K . . . . . . . . . . .    24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26



                        CAUTIONARY STATEMENT REGARDING
                          FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners; the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity; and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                               December 31,
                                                                   1998
                                                               ------------
ASSETS

Current Assets:
   Cash and equivalents                                          $   504,540
   Accounts receivable, net                                          461,770
   Inventories, net                                                1,519,961
   Prepaid expenses and other current assets                         253,683
                                                                 -----------
TOTAL CURRENT ASSETS                                               2,739,954

Intellectual property rights, net                                    872,900
Other assets                                                         162,006

Property, Plant and Equipment                                      4,031,216
Less accumulated depreciation and amortization                    (1,688,850)
                                                                 -----------
Net property, plant, and equipment                                 2,342,366
                                                                 -----------
TOTAL ASSETS                                                     $ 6,117,226
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable, net of unamortized discount                    $   915,888
   Trade accounts payable                                            351,865
   Accrued expenses and other current liabilities                    951,949
   Debt due within one year                                           79,000
   Preferred dividends payable                                        35,183
                                                                 -----------
TOTAL CURRENT LIABILITIES                                          2,333,885

Deferred gain on lease of facility (see Note 3)                    1,703,557
Other long-term liabilities                                          134,792
                                                                 -----------
TOTAL LIABILITIES                                                  4,172,234
                                                                 ===========

STOCKHOLDERS' EQUITY:
Convertible preferred stock                                            6,700
Common stock                                                         104,558
Additional Paid-in-capital                                        43,863,517
Accumulated deficit                                              (42,257,916)
Translation gain                                                     254,031
Treasury Stock, at cost                                              (25,898)
                                                                 -----------
Total Stockholders' Equity                                         1,944,992
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 6,117,226
                                                                 ===========
See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                          December 31,
                                                    ------------------------
                                                        1998           1997
                                                     ----------    -----------
Net revenues                                           $703,998     $1,305,804
Cost of products sold                                   861,451      1,580,653
                                                     -----------   -----------
Gross margin (loss)                                    (157,453)      (274,849)

Advertising & Promotion                                  92,463        168,921
Selling, general and administrative                     605,634        569,755
                                                     -----------   -----------
Total Operating Expenses                                698,097        738,676
                                                     -----------   -----------
Operating loss                                         (855,550)    (1,013,525)


Interest, net and other expense                          70,935         45,631
                                                     -----------   -----------
Pretax loss                                            (926,485)    (1,059,156)

Provision for income taxes                                ----            ----
                                                     -----------   -----------
Net loss                                               (926,485)    (1,059,156)

Preferred dividends, Series 1                            35,555         34,279
                                                     -----------   -----------
Net loss attributable to Common stockholders           (962,040)    (1,093,435)
                                                     ==========    ===========

Basic and diluted net loss per common
 share outstanding                                       $(0.09)        $(0.11)
Weighted average number of common shares
 outstanding                                         10,441,227      9,544,403

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                           December 31,
                                                      ----------------------
                                                         1998          1997
                                                      -----------  -----------
OPERATIONS:
Net (loss)                                             $(962,040)  $(1,093,435)
Adjusted for noncash and nonoperating items:
 Depreciation and amortization                           140,091       146,921
 Noncash interest expense                                 73,975        93,525
 Changes in operating assets and liabilities            (244,677)      (59,629)
                                                      -----------  -----------
Net cash provided (used) in operating activities        (992,651)     (912,618)

INVESTING ACTIVITIES:
 Capital expenditures                                      ----         (2,112)
                                                      -----------  -----------
Net cash provided in investing activities                  ----         (2,112)

FINANCING ACTIVITIES:
 Debt repayments                                           ----        (10,374)
 Purchase of Common Stock held in Treasury                (6,568)         ----
 Proceeds from the issuance of common stock               29,974     1,959,784
                                                      -----------  -----------
Net cash provided (used) by financing activities          23,406     1,949,410

Effect of exchange rate change on cash and
 equivalents                                              (6,502)        7,845
                                                      -----------  -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS             (975,747)    1,042,525

Cash and equivalents at beginning of period            1,480,287     1,633,467
                                                      -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD                   $504,540    $2,675,992
                                                      ==========    ==========


See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               DECEMBER 31, 1998


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

Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1998.

NOTE 2 - Earnings Per Share

Basic and diluted net (loss) per Common share outstanding is based on the weighted average of shares of Common Stock outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share in the accompanying financial statements have been presented to conform to Statement No. 128 requirements. The Company has "in the money" options and warrants outstanding of -0- and 762,885 as of December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997 the Company also has 670,000 shares and 680,000 shares, respectively, of preferred stock outstanding which is convertible into an equal number of shares of common stock (see Note 5). The inclusion of the options, warrants and convertible preferred stock in the computation of diluted earnings per share would have resulted in a reduction of the loss per share (antidilutive) and therefore both basic and diluted earnings per share amounts were the same for each of the periods presented in the accompanying financial statements.

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

NOTE 4 - Inventories

The components of inventory consist of the following:

                                                         December 31, 1998
                                                             ------------
     Raw Material and work in process                         $   718,586
     Finished Goods                                               841,200
                                                              -----------
     Inventory, Gross                                           1,559,786
     Less: Inventory reserves                                     (39,825)
                                                              -----------
     Inventory, net                                           $ 1,519,961
                                                              ===========

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

NOTE 6 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3.4 million for the year ended September 30, 1998, a loss of $1.0 million for the three months ended December 31, 1998 and as of December 31, 1998 had an accumulated deficit of $42.3 million.

At December 31, 1998, the Company had working capital of $0.4 million and stockholders' equity of $1.9 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

To provide a potential ready source of capital for the Company, which the
Company would use for general working capital purposes, effective November 19,
1998, the Company entered into a private Equity Line of Credit Agreement (the
"Equity Line Agreement") with Kingsbridge Capital Limited, a private investor
(the "Selling Stockholder").  Under the Equity Line Agreement, the Company has



the right, subject to various conditions, to issue and sell to the Selling Stockholder, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $6 million.

The Equity Line Agreement gives the Company, in its sole discretion and subject to certain restrictions, the right to sell ("put") to the investor up to $6.0 million of the Company's Common Stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires 24 months after the effective date of the registration statement filed to register the Selling Stockholder's public resale of any stock it purchases under the agreement. The Equity Line Agreement provides for, among other things, minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The timing and amount of drawdowns on this line of credit are totally at the Company's discretion, subject to certain conditions. The Company is required to draw down a minimum of $1 million during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period.

While the Company believes that its existing capital resources (including expected proceeds from sales of Common Stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not or the Company does not receive shareholder approval to amend its Articles of Incorporation to NOTE 6 - Financial Condition - Continued increase its authorized Common Stock, enabling the Company to sell sufficient Shares under the Equity Line Agreement, the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. In addition, there can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. Accordingly, the Company may not be able to realize all or any of the funds available to it under the Equity Line Agreement.

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

Note 7 - Preferred Dividends, Series 2

The Company's $2.0 million private placement of convertible Preferred Stock - Series 2 on December 31, 1997 included a beneficial conversion feature valued at $500,000 and four-year warrants to purchase additional shares of common stock valued at $317,000. In accordance with new SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants, a total of $817,000 as additional paid-in capital. The corresponding discount of $817,000, associated with the issuance of the convertible preferred stock was a one-time, non-recurring charge that was fully amortized and reflected as preferred dividends accreted in the consolidated statements of operations for the quarter and six months ended March 31, 1998. The dividend accretion had no impact on the Company's cashflow from operations.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION




GENERAL

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells The Female Condom(, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

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

Endorsements

Currently, The Female Condom is endorsed for use by the World Health Organization (WHO), the United Nations Joint Programme on AIDS (UNAIDS), the U.S. Agency for International Development (USAID), many NGO's (non-government organizations) around the world, and a number of city and state public health departments in the United States.



At the June 1998 World AIDS Conference in Geneva, Switzerland, The Female Condom appeared in over 50 studies, speeches and exhibition booths.

Global Market

WHO estimates there are more than 300 million new cases of STDs worldwide each year, excluding HIV, and most of those diseases are more easily transmitted to women than to men. UNAIDS estimates that there are currently approximately 33 million people worldwide who are infected with HIV/AIDS and there are approximately 16,000 people per day who are newly infected. In the United States, the Center for Disease Control and Prevention noted that in 1995, five of the ten most frequently reported diseases were STDs. The Center also has noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the year 2000. The following highlights the substantial and growing market for protection against STDs.

Worldwide:

Number of people with HIV/AIDS(*)                            34 million
Number of new cases of HIV/AIDS daily(*)                         16,000
Number of children expected to be orphaned by AIDS
by 2010 (at current rate)(*)                                 40 million
Examples of decreases in life expectancy due to HIV/AIDS(*)
   Zimbabwe                                                    22 years
   Cote d'Ivoire                                               11 years
Number of Sub-Saharan African countries where more
than 10% of population is HIV positive(*)                            13

     (*) Source: UNAIDS

United States: Number of top ten most frequently reported diseases
in the United States in 1995 that were STDs(1)                        5
Ratio of individuals over 12 years of age with Herpes(1)         1 in 5
Annual expenditures to treat STDs(2)                        $17 billion
Dollars spent on STD treatment for every $1.00 spent
on prevention(2)                                                    $43

The United States has one of the highest rates of teenage pregnancy in Western nations--Each year one in nine teenage women (ages 15-19) becomes pregnant(3)

   (1) Source:  Center for Disease Control and Prevention

   (2) Source:  National Academy of Sciences

   (3) Source:  Alan Guttmacher Institute

At the 1998 World AIDS Conference in Geneva, Switzerland, the following points were emphasized:

- New drugs help some AIDS patients in Western nations. However, they are of little value in developing countries due to their cost and the complexity of their administration.

- Simple, inexpensive treatments for HIV/AIDS --or a vaccine to prevent infection from HIV --are unlikely in the near term.




-    Prevention is essential.

Currently, there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse --the latex male condom and the female condom.

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

Commercial Markets

The Company markets the product directly in the United States and United Kingdom. The Company has commercial partners which have recently launched the product in Canada, Brazil, Venezuela, Taiwan, South Korea and Holland. The Company has signed agreements with partners in Japan and Bangladesh where launches are expected during the coming year.



Japanese Market

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

Relationships and Agreements with Public Sector Organizations

Currently, it is estimated more than 1.5 billion male condoms are distributed worldwide by the public sector each year. The female condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the female condom decreases the amount of unprotected sex by as much as 25% over the rate when only male condoms are available.

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

In a meeting on January 15, 1999, UNAIDS advised the Company that based on results to date in countries where the Female Condom has been launched they plan to include it in all male condom distribution programs. It is estimated that approximately 1.7 billion male condoms are used in such programs.

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

Worldwide Regulatory Approvals

The female condom received PMA approval as a Class III Medical Device from the
FDA in 1993.  The extensive clinical testing and scientific data required for



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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

The Female Health Company had revenues of $703,998 and a net loss of $962,040 ($0.09 per common share) for the three months ended December 31, 1998 compared to revenues of $1,305,804 and a net loss of $1,093,435 ($0.11 per common share) for the three months ended December 31, 1997. As discussed more fully below, the decrease in the Company's net loss was principally related to improved gross margins and reductions in operating expenses.

For the current quarter, net sales decreased $601,806, or 46%, to $703,998 from $1,305,804 for the same period last year. Net sales for the prior year were significantly higher because of product launches by new country specific partners associated with the United Nations Joint Programme on AIDS (UNAIDS). The Company expects significant quarter to quarter variation due to the timing of large single orders as various countries launch the product. It believes this will even out as reorders form an increasing portion of total sales. Net sales for the current quarter did not include any product launches by new country specific partners resulting in the decrease in net sales.

Cost of goods sold decreased $719,202, or 46%, to $861,451 in the current quarter from $1,580,653 for the same period last year reflecting reduced manufacturing costs. Cost of goods sold for the prior year included a $250,000 reduction resulting from an adjustment of the Company's reserve for inventory obsolescence. There were no inventory reserve adjustments for the current quarter. Decreases in costs of goods sold related to the lower sales volume and improved manufacturing efficiencies. The Company reduced the gross margin loss for the current quarter by $117,396, or 43%, to $(157,453) in the current quarter from $(274,849) for the same period last year.

Advertising and promotional expenditures decreased $76,458 to $92,463 in the current quarter from $168,921 for the same period in the prior year.
Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs.  Through expenditures to date, the Company has established that the Female Condom is responsive to promotion; but as a small company, it doesn't possess the resources to conduct



a U.S. consumer program and is in discussions with potential partners for the U.S. that have the resources to penetrate the consumer market.

Selling, general and administrative expenses ("SG&A") increased $35,879 to $605,634 in the current quarter from $569,755 for the same period last year. The increase reflected higher legal and professional fees related to the Company's efforts to raise capital and communicate with the investor community.

Net interest and non-operating expenses increased $25,304 to $70,935 for the current period compared with $45,631 for the same period the prior year. Interest income, an offset to interest expense, was less in the current year as a result of significantly lower average cash balances invested in interest earning accounts during the current period compared with the same period in the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote The Female Condom. During the first three months of fiscal 1999, cash used in operations totaled $1.0 million. The Company used existing cash balances in order to fund the cash used in operations; thereby reducing its cash position by $1.0 million. To provide a potential ready source of capital for the Company, which the Company would use for general working purposes, effective November 19, 1998, the Company entered into a private equity line of credit agreement (the "Equity Line Agreement") with Kingsbridge Capital Ltd., a private investor (the "Selling Stockholder"). Under the Equity Line Agreement, the Company has the right, subject to various conditions, to issue and sell to the Selling Stockholder shares of the Company's Common Stock for cash consideration up to an aggregate of $6 million. Any stock sold by the Company to the Selling Stockholder under the Equity Line Agreement will be sold at a discount to the stock's market price as determined pursuant to the agreement. The discount is 12% if the market price of a share of the Company's Common Stock at the time of the sale is $2.00 or more and 18% if the market price is less than $2.00. The Equity Line Agreement gives the Company, in its sole discretion and subject to certain restrictions, the right to sell ("Put") to the Selling Stockholder up to $6 million of the Company's Common Stock subject to a minimum Put of $1 million over the duration of the Agreement.

The Equity Line Agreement expires 24 months after the effective date of the registration statement filed to register the Selling Stockholder's public resale of any stock purchases under the Agreement. The Equity Line Agreement provides for, among other things, minimum and maximum Puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The timing and amount of the stock sales under this line of credit are totally at the Company's discretion, subject to certain conditions. The Company is required to drawdown a minimum of $1 million during the two-year period. If the Company does not drawdown the minimum, the Company is required to pay the Selling Stockholder a 12% fee on the portion of the $1 million minimum not drawn down at the end of a two-year period.

While the Company believes that its existing capital resources (including expected proceeds from sales of Common Stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not or the Company does not receive shareholder approval to amend its Articles of Incorporation to increase its authorized Common Stock, enabling the Company to sell sufficient shares under the Equity Line Agreement (since the



Company presently has only approximately one million shares authorized but unissued and unreserved), the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At December 31, 1998, the Company had current liabilities of $2.3 million including a $1.0 million note payable due March 25, 1999, to Mr. Dearholt, a Director of the Company. Mr. Dearholt has agreed to extend this note one year to March 2000 on the same terms and conditions if the Company requests such extension. As of December 31, 1998, Mr. Dearholt beneficially owns 1,264,673 shares of the Company's Common Stock.

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

DELISTING ON THE AMERICAN STOCK EXCHANGE

On February 5, 1999, the Company's Common Stock was delisted from the American
Stock Exchange since it did not meet all of the criteria for continued listing.
Commencing on or about February 9, 1999, the Common Stock has been quoted on the OTC Bulletin Board under the symbol "FHCO". Although the Company believes the OTC Bulletin Board will provide an efficient market for the purchase and sale of the Company's Common Stock, investors may find it more difficult to obtain accurate quotations of the price of the Company's Common Stock and to sell the Common Stock on the open market than was the case when the stock was listed on the American Stock Exchange.  In addition, companies whose stock is listed on the American Stock Exchange must adhere to the rules of such exchange.  These rules include various corporate government procedures which, among other items, require the company to obtain shareholder approval prior to completing certain transactions such as, among others, issuances of common stock equal to 20% or more of the company's then outstanding common stock for less than the greater of broker market value or the issuance of certain stock



options. Companies whose stock is quoted on the OTC Bulletin Board are not subject to these or any comparable rules.

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

YEAR 2000 ISSUES

The Company's State of Readiness. The Company's main financial and manufacturing hardware and software systems have been tested and are either now Year 2000 compliant or are expected to be by December 31, 1999. This was accomplished primarily through systems upgrades and maintenance done over the last few years. The Company is in the process of surveying major customers and suppliers regarding their Year 2000 readiness and, to date, the Company is not aware of any significant Year 2000 issues at these entities that would materially affect the Company's business. The Company believes that if a Year 2000 problem develops at any of the Company's vendors whereby the vendor becomes unable to address the Company's needs, alternative vendors are readily available that could furnish the Company with the same or similar supplies or services without material undue delay or expense.

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

The Company's Contingency Plan. To the extent that the Company discovers minor internal systems that are not Year 2000 compliant by mid-1999, it will have



time to implement manual systems by year-end 1999 which the Company believes will significantly reduce the financial risk to the Company.



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

3.1            Amended and Restated Articles of Incorporation. (1)

3.2            Amended and Restated By-Laws. (2)

4.1            Amended and Restated Articles of Incorporation. (1)

4.2 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.2). (2)

4.3 Private Equity Line of Credit Agreement between the Company and Kingsbridge Capital Limited dated November 19, 1998. (3)

4.4 Registration Rights Agreement between the Company and Kingsbridge Capital Limited dated as of November 19, 1998. (3)

4.5 Warrant to purchase up to 200,000 shares of Common Stock of the Company issued to Kingsbridge Capital Limited as of November 19, 1998. (3)

4.6 Agreement between Kingsbridge Capital Limited and the Company effective as of November 19, 1998. (3)

4.7 Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999.

4.8 Consulting Agreement between the Company and Kingsbridge Capital Limited dated February 12, 1999.

4.9 Registration Rights Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999.

4.10 Warrant for 100,000 shares of the Company's Common Stock issued to Kingsbridge Capital Limited as of February 12, 1999.

27             Financial Data Schedule
_____________________________

        (1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

        (2) Incorporated herein by reference to the Company's 1995 Form
             10-KSB.

        (3) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 initially filed December 8, 1998.



(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1998.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE FEMALE HEALTH COMPANY

DATE: February 13, 1999              /s/O.B. Parrish          _
                                   ---------------------------
                                   O. B. Parrish, Chairman and
                                   Chief Executive Officer and
                                   Acting Principal Accounting Officer