Form 10-Q
period 1999-03-31
FEMALE HEALTH CO
filed 1999-05-17
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Common Stock, $.01 Par Value - 11,049,191 shares outstanding as of May 12, 1999

          Transitional Small Business Disclosure Format (check one):
                     Yes _________    No       X
                                          -------------



                                  FORM 10-QSB

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.       Financial Information:                                   Page

              Cautionary Statement Regarding Forward Looking
                Statements . . . . . . . . . . . . . . . . . . . . .     3
              Unaudited Condensed Consolidated Balance Sheet -
                March 31, 1999  . . . . . . . . . . . . . . . . .     4
              Unaudited Condensed Consolidated
                Statements of Operations -
                Six Months Ended March 31, 1999
                and March 31, 1998  . . . . . . . . . . . . . . .     5
              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Six Months Ended March 31, 1999
                 and March 31, 1998  . . . . . . . . . . . . . . .    6
              Notes to Unaudited Condensed Consolidated
                Financial Statements . . . . . . . . . . . . . . . .     7
              Management's Discussion and Analysis or Plan of
                Operation  . . . . . . . . . . . . . . . . . . . . .    13

Part II.      Other Information
              Exhibits and Reports on Form 8-K . . . . . . . . . . .    24

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

                                                                 March 31,
                                                                   1999
                                                               ------------
ASSETS

Current Assets:
   Cash and equivalents                                          $   432,912
   Accounts receivable, net                                          832,649
   Inventories, net                                                1,235,238
   Prepaid expenses and other current assets                         242,255
                                                                 -----------
TOTAL CURRENT ASSETS                                               2,743,054

Intellectual property rights, net                                    825,065
Other assets                                                         158,730

Property, Plant and Equipment                                      3,966,674
Less accumulated depreciation and amortization                    (1,792,225)
                                                                 -----------
Net property, plant, and equipment                                 2,174,449
                                                                 -----------
TOTAL ASSETS                                                     $ 5,901,298
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable, related party, net of unamortized discount     $ 1,049,740
   Debt due within one year                                          675,086
   Accounts payable                                                  522,530
   Accrued expenses and other current liabilities                    359,691
   Preferred dividends payable                                        68,377
                                                                 -----------
TOTAL CURRENT LIABILITIES                                          2,675,424

Deferred gain on lease of facility (see Note 4)                    1,645,929
Other long-term liabilities                                          117,391
                                                                 -----------
TOTAL LIABILITIES                                                  4,438,744
                                                                 ===========

STOCKHOLDERS' EQUITY:
Convertible preferred stock                                            6,700
Common stock                                                         108,532
Additional Paid-in-capital                                        44,641,314
Unearned consulting compensation                                     (88,873)
Accumulated deficit                                              (43,296,150)
Foreign currency translation gain                                    123,107
Treasury Stock, at cost                                              (32,076)
                                                                 -----------
Total Stockholders' Equity                                         1,462,554
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 5,901,298
                                                                 ===========



See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                        1999           1998
                                                     ----------    -----------
Net revenues                                         $1,093,722     $1,619,949
Cost of products sold                                 1,340,781      1,511,138
                                                     -----------   -----------
Gross profit (loss)                                    (247,059)      (108,811)

Advertising & Promotion                                  82,380        110,307
Selling, general and administrative                     710,401        686,914
                                                     -----------   -----------
Total Operating Expenses                                792,781        797,221
                                                     -----------   -----------
Operating loss                                       (1,039,840)      (688,410)


Interest, net and other expense                          59,881         39,974
                                                     -----------   -----------
Pretax loss                                          (1,099,721)      (728,384)

Provision for income taxes                                ----            ----
                                                     -----------   -----------
Net loss                                             (1,099,721)      (728,384)

Preferred dividends accreted, Series 2
  (see Note 8)                                             ----        817,000
Preferred dividends, Series 1                            33,195         33,534
                                                     -----------   -----------
Net loss attributable to Common stockholders         (1,132,916)    (1,578,918)
                                                     ==========    ===========

Basic and diluted net loss per common
 share outstanding                                       $(0.11)        $(0.17)
Weighted average number of common shares
 outstanding                                         10,624,937       9,549,419

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Six Months Ended
                                                           March 31,
                                                    ------------------------
                                                        1999           1998
                                                     ----------    -----------
Net revenues                                         $1,797,720     $2,925,753
Cost of products sold                                 2,202,232      3,091,792
                                                     -----------   -----------
Gross profit (loss)                                    (404,512)      (166,039)

Advertising & Promotion                                 174,843        279,228
Selling, general and administrative                   1,316,043      1,256,668
                                                     -----------   -----------
Total Operating Expenses                              1,490,877      1,535,896
                                                     -----------   -----------
Operating loss                                       (1,895,389)    (1,701,935)

Interest, net and other expense                         130,817         85,606
                                                     -----------   -----------
Pretax loss                                          (2,026,206)    (1,787,541)

Provision for income taxes                                ----            ----
                                                     -----------   -----------
Net loss                                             (2,026,206)    (1,787,541)

Preferred dividends accreted, Series 2
  (see Note 8)                                             ----        817,000
Preferred dividends, Series 1                            68,750         67,813
                                                     -----------   -----------
Net loss attributable to Common stockholders         (2,094,956)    (2,672,354)
                                                     ==========    ===========

Basic and diluted net loss per common
 share outstanding                                       $(0.20)        $(0.28)
Weighted average number of common shares
 outstanding                                         10,532,073      9,546,883

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                            March 31,
                                                      ----------------------
                                                         1999          1998
                                                      -----------  -----------
OPERATIONS:
Net (loss)                                           $(2,026,206)  $(1,787,541)
 Adjusted for noncash items:
 Depreciation and amortization                           275,918       296,733
 Amortization of discounts on notes payable
  and convertible debentures                             136,873       166,640
 Reduction in inventory reserves                          (8,130)     (589,388)
 Reduction in accounts receivable reserves                   482      (101,580)
 Amortization of other assets                                 --         5,567
 Changes in operating assets and liabilities            (181,213)     (904,193)
                                                      -----------  -----------
Net cash (used in) operating activities               (1,802,276)   (1,105,376)

INVESTING ACTIVITIES:
 Capital expenditures                                    (22,933)      (15,955)
 Proceeds from repayment of note receivable                   --       750,000
                                                      -----------  -----------
Net cash provided by (used in) investing activities      (22,933)      734,045

FINANCING ACTIVITIES:
 Proceeds from related-party notes issued              1,300,000     1,000,000
 Payments on notes payable, related party             (1,000,000)   (1,033,270)
 Proceeds from the issuance of preferred stock                --     1,851,034
 Purchase of Common Stock held in Treasury               (12,746)           --
 Proceeds from the issuance of common stock               291,000           --
 Proceeds from the issuance of common stock
  upon exercise of options and warrants                  202,925       108,902
                                                      -----------  -----------
Net cash provided by financing activities                781,179     1,926,666

Effect of exchange rate change on cash and
 equivalents                                              (3,345)       13,311
                                                      -----------  -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (1,047,375)    1,568,646

Cash and equivalents at beginning of period            1,480,287     1,633,467
                                                      -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD                   $432,912    $3,202,113
                                                      ==========    ==========


See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                MARCH 31, 1999


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

Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1998.

NOTE 2 - Earnings Per Share

Basic and diluted net (loss) per Common share outstanding is based on the weighted average of shares of Common Stock outstanding during the period.

As of March 31, 1999 the Company has 1,165,828 options and 1,648,534 warrants outstanding including 0 "in the money" options and warrants. As of March 31, 1998 the Company had 1,351,754 options and 1,133,534 warrants outstanding including 1,136,196 "in the money" options and warrants. As of March 31, 1999 and 1998 the Company also has 670,000 and 680,000 shares, respectively, of preferred stock outstanding which is convertible into an equal number of shares of common stock (see Note 6).

The inclusion of the options, warrants and convertible preferred stock in the computation of diluted earnings per share would have resulted in a reduction of the loss per share (antidilutive) and therefore both basic and diluted earnings per share amounts were the same for each of the periods presented in the accompanying financial statements.

NOTE 3 _ Comprehensive Income (Loss)

Total Comprehensive Loss was $(1,263,840) and $(2,276,829) for the 3 and 6 month ended March 31, 1999 and $(1,561,384) and $(2,595,700) for the 3 month and 6 month ended March 31, 1998.




NOTE 4. - Lease of Manufacturing Facility

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received $3,365,000 (British pounds sterling 1,950,000) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027. Concurrent with this transaction, the Company repaid the mortgage loan on this property of $1,834,000 (British pounds sterling 1,062,500).


As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $336,000 (British pounds sterling 195,000) per year payable quarterly until 2016. The lease is renewable through 2027. The Company was also required to make a security deposit of $336,000 (British pounds sterling 195,000) to be reduced in subsequent years. The facility had a net book value of $1,398,819 (British pounds sterling 810,845) on the date of the transaction. The $1,966,181 (British pounds sterling 1,139,155) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of March 31, 1999 was $1,645,929 (British pounds sterling 1,011,013).


NOTE 5 - Inventories

The components of inventory consist of the following:


                                                            March 31, 1999
                                                             ------------
     Raw Material and work in process                         $   492,927
     Finished Goods                                               773,200
                                                              -----------
     Inventory, Gross                                           1,266,127
     Less: Inventory reserves                                     (30,889)
                                                              -----------
     Inventory, net                                           $ 1,235,238
                                                              ===========

NOTE 5 - Sale of Convertible Preferred Stock

In September 1997, the Company raised approximately $1.6 million net proceeds, after issuance costs of $96,252, in a private placement of 680,000 shares of 8% cumulative convertible Preferred Stock _ Series 1. In addition, warrants to purchase 52,000 shares of Common Stock were issued to the placement agents. Each share of Preferred Stock is convertible into one share of the Company's Common Stock on or after August 1, 1998. Annual Preferred Stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's Common Stock unless dividends are paid in full on the Preferred Stock. The shares may be redeemed at the option of the Company, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid



dividends. In the event of a liquidation or dissolution of the Company, the Preferred Stock _ Series 1 would have priority over the Company's Common Stock.

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


NOTE 7 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3.4 million for the year ended September 30, 1998, a net loss of $2.0 million for the six months ended March 31, 1999 and as of March 31, 1999 had an accumulated deficit of $43.3 million.

At March 31, 1999, the Company had working capital of $0.1 million and stockholders' equity of $1.5 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom. Management believes that recent developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, provide an indication of the Company's early success in broadening awareness and distribution of the Female Condom and may benefit from efforts to raise additional capital and to secure additional agreement to promote and distribute the Female Condom throughout other parts of the world.

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and



life-science companies. Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. This agreement had been extended for an additional six months through March 29, 1999. Management is currently determining if there is further need to extend this arrangement. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.

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

The Equity Line Agreement gives the Company, in its sole discretion and subject to certain restrictions, the right to sell ("put") to the Selling Stockholder up to $6.0 million of the Company's Common Stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires 24 months after the effective date of the registration statement filed to register the Selling Stockholder's public resale of any stock it purchases under the agreement. The Equity Line Agreement provides for, among other things, minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The timing and amount of puts under the Equity Line Agreement are totally at the Company's discretion, subject to certain conditions. The Company is required to put a minimum of $1 million during the two-year period. If the Company does not put the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not put at the end of the two-year period. As of March 31, 1999, the Company had placed two puts for the combined cash proceeds of $291,000 providing Kingsbridge with a total of 286,862 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share.

While the Company believes that its existing capital resources (including expected proceeds from sales of Common Stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not, the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. In addition, there can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. Accordingly, the Company may not be able to realize all of the funds available to it under the Equity Line Agreement.

Further, there can be no assurances, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's efforts to commercialize the Female Condom and to curtail certain other of its operations or, ultimately, cease operations.
Note 8 _ Preferred Dividends, Series 2




The Company's $2.0 million private placement of convertible Preferred Stock _ Series 2 on December 31, 1997 included a beneficial conversion feature valued at $500,000 and four-year warrants to purchase additional shares of common stock valued at $317,000. In accordance with SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants, a total of $817,000 as additional paid-in capital. The corresponding discount of $817,000, associated with the issuance of the convertible preferred stock is a one-time, nonrecurring charge that has been fully amortized and reflected as preferred dividends accreted in the consolidated statements of operations for the quarter and six months ended March 31, 1998. The dividend accretion had no impact on the Company's cash flow from operations.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION




GENERAL

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells The Female Condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

Safety and Efficacy

Based on use of the product in clinical trials and five years of worldwide marketing, the Female Condom has been proven as safe and effective. The following information reflects the results of various trials:


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

Cost Effectiveness

Results of the UNAIDS supported evaluation of the cost-effectiveness of providing the Female Condom in developing countries has been published and also presented at various professional meetings. The results indicate that making the Female Condom available is highly effective in reducing public health costs in developing countries.

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


Global Market

The pandemic of STDs, including HIV/AIDS continues to be a major public health issue worldwide. The need for prevention methods, male and female condoms is escalating. The World Health Organization (WHO) estimates the new cases of STDs worldwide to be approximately 300 million annually, excluding HIV/AIDS. UNAIDS estimates that there are currently approximately 33 million people worldwide who are infected with HIV/AIDS, of which 86% are in developing countries. In the United States, the center for Disease Control and Prevention noted that in 1995, five of the ten most frequently reported diseases were STD's. The Center also has noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the year 2000. The following information highlights the substantial and growing market for protection against STDs.

Worldwide:

Number of people with HIV/AIDS(*)                            34 million
Number of new cases of HIV/AIDS daily(*)                         16,000
Number of children expected to be orphaned by AIDS
by 2010 (at current rate)(*)                                 40 million
Examples of decreases in life expectancy due to HIV/AIDS(*)
   Zimbabwe                                                    22 years
   Cote d'Ivoire                                               11 years
Number of Sub-Saharan African countries where more
than 10% of population is HIV positive(*)                            13
Most people infected with HIV/AIDS                      10-24 years old

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

   (2) Source:  National Academy of Sciences

   (3) Source:  Alan Guttmacher Institute

At the 1998 World AIDS Conference in Geneva, Switzerland, the following points were emphasized:



- New drugs help some AIDS patients in Western nations. However, they are of little value in developing countries due to their cost and the complexity of their administration.

- Simple, inexpensive treatments for HIV/AIDS --or a vaccine to prevent infection from HIV --are unlikely in the near term.

-    Prevention is essential.

Currently, there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse _ the latex male condom and the Female Condom.

Male Condom Market: It is estimated the global annual market for male condoms is 4.7 billion units. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for barrier contraceptives is much larger than the identified male condom market.

The market potential for the Female Condom is larger and growing as highlighted by the following:


- New cases of STDs each year:                333 million
- Estimated Annual Male Condom Market:  4.7 billion units

Advantages vs. the Male Condom

The Female Condom is currently the only available barrier method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. This is an important advantage as many men do not like to wear male condoms and may refuse to do so.

The polyurethane material that is used for the Female Condom, offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is 40% stronger than latex, reducing the probability that the Female Condom sheath will tear during use. Clinical studies and everyday use have shown that latex male condoms can tear as much as 8% of the times they are used. Unlike latex, polyurethane quickly transfers heat, so the Female Condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to polyurethane. The Female Condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sex than the male condom which requires sexual arousal for application.


Strategy/Goals

The Company's strategy is to act as a manufacturer selling the Female Condom to the global public sector, the U.S. public sector and commercial partners for country specific marketing. The public sector customers and partners assume the cost of shipping and marketing. As a result, as volume increases, expenses other than manufacturing costs will not increase appreciably.



Commercial Markets

The Company markets the product directly in the United States and the United Kingdom. The Company has commercial partners which have recently launched the product in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh, where launches are expected during the coming year.

Japanese Market

In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have not been approved in Japan and, as a result, 96% of Japanese couples use male condoms. The Company's partner in Japan, is Taiho Pharmaceuticals, a $1 billion Japanese health care company. The agreement between the Company and Taiho requires Taiho to perform clinical testing of the product in Japan and obtain necessary regulatory approvals to market the product. After approval, expected during the Company's 1999 fiscal year, the Company will manufacture the product and supply it to Taiho, which will have the responsibility for marketing and distributing the Female Condom in Japan. Taiho plans to market the Female Condom under the name "Mylura Femy."

Relationships and Agreements with Public Sector Organizations

Currently, it is estimated that worldwide more than 1.7 billion male condoms per year are distributed by the public sector. The Female Condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the Female Condom decreases the amount of unprotected sex by as much as 25% over the rate when only male condoms are available.

The Company has a multi-year agreement with UNAIDS to supply the Female Condom to developing countries at a reduced price which is negotiated each year based on volume. The current price per unit is approximately $0.64 or British pounds sterling O.38. During the last year, the Female Condom has been launched in the countries of Kenya, Zimbabwe, Tanzania, Bolivia, Haiti, South Africa and Zambia. It is anticipated that multiple product launches will occur in several countries during the next two years, including in the countries of Nigeria, Uganda, Ghana, Cambodia, Bangladesh, Columbia, and Central American countries.

In a meeting on January 15, 1999, UNAIDS advised the Company that based on results to date in countries where the Female Condom has been launched they plan to include it in all male condom distribution programs. It is estimated that approximately 1.7 billion male condoms are used in such programs.

In the United State, the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Currently, 10 major city and 15 state governments, including the states of New York, Pennsylvania, Florida, Connecticut, Hawaii, Louisiana, Maryland, New Jersey, South Carolina, Illinois, and Washington and the cities of Chicago, Philadelphia, New York City, and Houston have purchased the product for distribution with a number of others expressing interest. All major cities and states have reordered product after initial shipments.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The Female Health Company had revenues of $1,093,722 and a net loss of $1,099,721 for the three months ended March 31, 1999 compared to revenues of $1,619,949 and a net loss of $728,384 for the three months ended March 31, 1998. As discussed more fully below, the increase in the Company's net loss was principally related to decreased sales volume, which was not coupled with a proportional decrease in cost of good sold.

For the current quarter, sales decreased $526,227, or 32%, compared with the same period last year. Net sales for the prior year were significantly higher because of product launches by new country specific partners associated with UNAIDS. The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. It believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales. Net sales for the current quarter included the product shipped for the Kenya launch.

Cost of goods sold decreased $170,357, or 11%, to $1,340,781 in the current quarter from $1,511,138 for the same period last year. Cost of goods sold for the prior year included a $300,000 reduction resulting from an adjustment of the Company's reserve for inventory obsolescence. Because no material inventory reserve adjustment occurred in the current quarter, the percentage decline in cost of goods sold between the comparative quarters is not proportionate with the sales decline.

Advertising and promotional expenditures decreased $27,927 to $82,380 in the current quarter from $110,307 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that the Female Condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant U.S. consumer program and is in discussions with



potential U.S. partners that have the resources to penetrate the consumer market.

Selling, general and administrative expenses increased $23,487, or 3%, to $710,401 in the current quarter from $686,914 for the same period last year. The small increase reflected higher legal and professional fees related to the Company's efforts to raise capital and communicate with the investor community.

Net interest and nonoperating expenses increased $19,907 to $59,881 for the current period from $39,974 for the same period the prior year. The increase is due to higher interest expense attributable to a increased level of debt outstanding during the quarter. Additionally, interest income, an offset to interest expense, declined in the current quarter as a result of significantly lower average cash balances invested in interest bearing accounts during the current period compared with the same period in the prior year.


Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

The Female Health Company had net revenues of $1,797,720 and a net loss of $2,026,206 for the six months ended March 31, 1999 compared to revenues of $2,925,753 and a net loss of $1,787,541 for the six months ended March 31, 1998. As discussed in more detail in the following paragraphs, the increase in the Company's net loss was principally related to decreased sales volume, offset by a less than proportionate decline in cost of goods and a reduction in advertising and promotional expenses.

For the six months ended March 31, 1999, sales decreased $1,128,033, or 39%, compared with the same period last year. The lower sales resulted from decreased unit sales shipped to domestic public sector agencies and to the global public sector.

Cost of goods sold decreased $889,560, or 29%, to $2,202,232 for the six months ended March 31, 1999 from $3,091,792 for the same period last year. Decreases in the costs of goods sold were a result of lower sales volume, offset, in part, by a change between years in the Company's reserve for inventory obsolescence. During the six months ended March 31, 1998 a $589,388 reduction in the Company's reserve for inventory obsolescence occurred. The FDA's decision to extend the useful life of the Female Condom to five years from three years and the reduction of finished goods inventories resulting from the increased level of sales were the factors leading to the inventory reserve adjustment in the prior year. The Company did not materially adjust inventory reserves during the same period this year.

Advertising and promotional expenditures decreased $104,385, or 37%, to $174,843 for the six months ended March 31, 1999 from $279,228 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that the Female Condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant marketing program. Accordingly, the Company is in discussions with potential partners for the U.S. that have the resources to conduct such a marketing program.

Selling, general and administrative expenses increased $59,366, or 5%, to
$1,316,034 in the current period from $1,256,668 for the same period last year.



The increase reflected higher legal and professional fees related to the Company's effort to raise capital and communicate with the investor community

Net interest and nonoperating expenses increased $45,211 to $130,817 for the current period from $85,606 for the same period the prior year. During the prior year the Company had a higher level of debt outstanding during the current fiscal year. Additionally, interest income, an offset to interest expense, was less in the current year as a result of significantly lower average cash balances invested in interest bearing accounts during the current fiscal year compared to the same period in the prior year.


LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first six months of fiscal 1999, cash used in operations totaled $1.8 million. The Company used existing cash balances in order to fund cash used in operations; thereby reducing its cash position by $1.1 million. To provide a potential ready source of capital for the Company, which the Company would use for general working purposes, effective November 19, 1998, the Company entered into a private equity line of credit agreement (the "Equity Line Agreement") with Kingsbridge Capital Limited., a private investor (the "Selling Stockholder"). Under the Equity Line Agreement, the Company has the right, subject to various conditions, to issue and sell ("put") to the Selling Stockholder shares of the Company's Common Stock for cash consideration up to an aggregate of $6,000,000. Any stock sold by the Company to the Selling Shareholder under the Equity Line Agreement will be sold at a discount to the stock's market price as determined pursuant to the agreement. The discount is 12% if the market price of a share of the Company's Common Stock at the time of the sale is $2.00 or more and 18% if the price is less than $2.00. The Equity Line Agreement gives the Company the right to determine, in its sole discretion, the degree to which it desires to utilize the Equity Line, subject to a minimum Put of $1,000,000 over the life of the Agreement.

The Equity Line Agreement expires 24 months after the effective date of the registration statement filed to register the Selling Shareholder's public resale of any stock purchases under the Agreement. The Equity Line Agreement provides for, among other things, minimum and maximum Puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The timing and amount of the stock sales under this line of credit are totally at the Company's discretion, subject to certain conditions. The Company is required to draw down a minimum of $1,000,000 during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the Selling Stockholder a 12% fee on the portion of the $1,000,000 minimum, not drawn down at the end of the two-year period. As of March 31, 1999, the Company had placed two puts for the combined cash proceeds of $291,000 providing Kingsbridge with a total of 286,862 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share.

While the Company believes that its existing capital resources (including expected proceeds from sales of Common Stock pursuant to the Equity Line
Agreement) will be adequate to fund its currently anticipated capital needs, if they are not, the Company will need to raise additional capital until its sales increase sufficiently to cover operating expenses. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.




At March 31, 1999, the Company had current liabilities of $2.7 million including a $1.0 million note payable due March 25, 2000 and a $250,000 note payable due February 12, 2000 both to Mr. Dearholt, a Director of the Company. As of March 31, 1999, Mr. Dearholt beneficially owns 1,514,784 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2000 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of March 31, 1999, Mr. Parrish beneficially owns 494,001 shares of the Company's Common Stock.

As of April 6, 1999 the Company restructured the $602,360 (British pounds sterling 370,000) Auge V. Jensen Charity Foundation loan note payable. The terms included immediate payment of $177,000 (British pounds sterling 110,000) as of the date of the restructuring agreement and requires nine installment payments beginning April 15, 1999 and concluding on December 10, 1999. The first eight monthly installment payments are for $49,500 (British pounds sterling 30,000) each while the last monthly installment is for $33,000 (British pounds sterling 20,000).

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, without revenues, is approximately $0.6 million per month.

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

DELISTING ON THE AMERICAN STOCK EXCHANGE

On February 5, 1999, the Company's Common Stock was delisted from the  American
Stock Exchange since it did not meet all of the criteria for continued listing.
Commencing on or before February 9, 1999, the Common Stock has been quoted on the OTC Bulletin Board under the symbol "FHCO".  Although the Company believes the OTC Bulletin Board will provide an efficient market for the purchase and sale of the Company's Common Stock, investors may find it more difficult to obtain accurate quotations of the price of the Company's Common Stock and to sell the Common Stock on the open market than was the case when the stock was



listed on the American Stock Exchange. In addition, companies whose stock is listed on the American Stock Exchange must adhere to the rules of such exchange. These rules include various corporate governance procedures which, among other items, require the company to obtain shareholder approval prior to completing certain transactions such as, among others, issuances of common stock equal to 20% or more of the company's then outstanding common stock for less than the greater of book or market value or the issuance of certain stock options. Companies whose stock is quoted on the OTC Bulletin Board are not subject to these or any comparable rules.

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

YEAR 2000 COMPLIANCE

The Company's State of Readiness. The Company's main financial and manufacturing hardware and software systems have been tested and are Year 2000 compliant. This was accomplished primarily through system upgrades and maintenance done over the last few years. The Company is in the process of surveying major customers and suppliers regarding their Year 2000 readiness and, to date, the Company is not aware of any significant Year 2000 issue at these entities that would materially affect the Company's business. The Company believes that if a Year 2000 problem develops at any of the Company's vendors whereby the vendor becomes unable to address the Company's needs, alternative vendors are readily available that could furnish the Company with the same or similar supplies without material undue delay or expense.
Costs to Address the Company's Year 2000 Issues. The majority of the Company's Year 2000 issues were corrected either through system upgrades or normal maintenance contracts. The cost of these improvements to date has been approximately $38,200.

Risks to the Company for Year 2000 Issues. With regard to systems under the Company's control, the Company knows of no significant exposure that the Company has to the Year 2000 issue since, if necessary, the Company's systems are capable of accepting manually entered data. The Company believes the worst case scenario is that the Company would have to revert back to certain manual systems. The Company believes that its customers and vendors are at various stages of compliance but the Company has not been made aware of any significant Year 2000 issues that would materially affect its business with them. The
Company will continue to monitor Year 2000 compliance with its customers and



vendors throughout 1999 but it will not be able to achieve the same degree of certainty that it can with its own internal systems.

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

3.1       Amended and Restated Articles of Incorporation. (1)

3.2       Amended and Restated By-Laws. (2)

4.1       Amended and Restated Articles of Incorporation. (1)

4.2       Articles II, VII, and XI of the Amended and Restated
          By-Laws (included in Exhibit 3.2). (2)

10.1 Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999.

10.2 Consulting Agreement between the Company and Kingsbridge Capital Limited dated February 12, 1999.

10.3 Registration Rights Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999.

10.4 Warrant for 100,000 shares of the Company's Common Stock issued to Kingsbridge Capital Limited as of February 12, 1999.

10.5 Change of Control Agreement dated January 27, 1999, between The Female Health Company and Michael Pope.

10.6 Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 1999, and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement.

10.7 Company Promissory Note to O.B. Parrish for $50,000 dated February 18, 1999 and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement.

10.8 Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 1999, and related Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement.

27        Financial Data Schedule
_____________________________

        (1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

        (2) Incorporated herein by reference to the Company's 1995 Form 10-KSB.



        (3) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 initially filed December 8, 1998.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE FEMALE HEALTH COMPANY

DATE: May 10, 1999                  /s/O.B. Parrish          _
                                   ---------------------------
                                   O. B. Parrish, Chairman and
                                   Chief Executive Officer and
                                   Acting Principal Accounting Officer

                                    /s/ Robert R. Zic
                                   ---------------------------
                                   Robert R. Zic, Chief Financial Officer