Form 10QSB
period 1999-06-30
FEMALE HEALTH CO
filed 1999-08-16
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

Common Stock, $.01 Par Value - 11,137,909 shares outstanding as of August 13,
1999

          Transitional Small Business Disclosure Format (check one):
                     Yes _________    No       X
                                          -------------



                                  FORM 10-QSB

                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.       Financial Information:                                   Page

              Cautionary Statement Regarding Forward Looking
                Statements . . . . . . . . . . . . . . . . . . . . .     3
              Unaudited Condensed Consolidated Balance Sheet -
                June 30, 1999  . . . . . . . . . . . . . . . . .     4
              Unaudited Condensed Consolidated
                Statements of Operations -
                Three Months Ended June 30, 1999
                and June 30, 1998  . . . . . . . . . . . . . . .     5
              Unaudited Condensed Consolidated
                Statements of Cash Flows -
                Nine Months Ended June 30, 1999
                 and June 30, 1998  . . . . . . . . . . . . . . .    6
              Notes to Unaudited Condensed Consolidated
                Financial Statements . . . . . . . . . . . . . . . .     7
              Management's Discussion and Analysis or Plan of
                Operation  . . . . . . . . . . . . . . . . . . . . .    13

Part II.      Other Information
              Exhibits and Reports on Form 8-K . . . . . . . . . . .    24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26



                        CAUTIONARY STATEMENT REGARDING
                          FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as, _forward-looking statements_ within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; the ultimate level of consumer demand for the female condom; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners; the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets; and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity; the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; and the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 June 30,
                                                                   1999
                                                               ------------
ASSETS

Current Assets:
   Cash                                                          $   730,315
   Accounts receivable, net                                        1,301,374
   Inventories, net                                                  816,027
   Prepaid expenses and other current assets                         508,939
                                                                 -----------
TOTAL CURRENT ASSETS                                               3,356,656

Intellectual property rights, net                                    156,269
Other assets                                                         785,940

Property, Plant and Equipment                                      3,924,245
Less accumulated depreciation and amortization                    (1,898,144)
                                                                 -----------
Net property, plant, and equipment                                 2,026,100
                                                                 -----------
TOTAL ASSETS                                                     $ 6,324,965
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable, related party, net of unamortized discount     $ 1,113,118
   Convertible debenture, net of unamortized discount
    (see Note 9)                                                      557,106
   Debt due within one year                                           57,785
   Accounts payable                                                   495,374
   Accrued expenses and other current liabilities                   356,438
   Preferred dividends payable                                       100,289
                                                                 -----------
TOTAL CURRENT LIABILITIES                                          2,680,110

Deferred gain on lease of facility (see Note 4)                    1,597,591
Other long-term liabilities                                          101,126
                                                                 -----------
TOTAL LIABILITIES                                                  4,378,827

STOCKHOLDERS' EQUITY:
Convertible preferred stock                                            6,600
Common stock                                                         111,380
Additional Paid-in-capital                                        46,227,312
Unearned consulting compensation                                    (339,517)
Accumulated deficit                                              (44,344,476)
Foreign currency translation gain                                    316,915
Treasury Stock, at cost                                              (32,076)
                                                                 -----------
Total Stockholders' Equity                                         1,946,138
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 6,324,965



                                                                 ===========
See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                            June 30,
                                                    ------------------------
                                                        1999           1998
                                                     ----------    -----------
Net revenues                                         $1,611,975     $1,114,919
Cost of products sold                                 1,585,553        990,383
                                                     -----------   -----------
Gross profit (loss)                                     (26,422)        124,536

Advertising & Promotion                                  44,489         92,193
Selling, general and administrative                     882,729        908,339
                                                     -----------   -----------
Total Operating Expenses                                927,218      1,000,532
                                                     -----------   -----------
Operating loss                                         (900,796)      (875,996)


Interest, net and other expense                         114,225         39,109
                                                     -----------   -----------
Pretax loss                                          (1,015,021)      (915,105)

Provision for income taxes                                ----            ----
                                                     -----------   -----------
Net loss                                             (1,015,021)      (915,105)

Preferred dividends accreted, Series 2
  (see Note 8)                                             ----            ---
Preferred dividends, Series 1                            33,304         33,907
                                                     -----------   -----------
Net loss attributable to Common stockholders         (1,048,325)      (949,012)
                                                     ==========    ===========

Basic and diluted net loss per common
 share outstanding                                       $(0.09)       $(0.09)
Weighted average number of common shares
 outstanding                                         11,024,925      10,371,469

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                        1999           1998
                                                     ----------    -----------
Net revenues                                         $3,409,695     $4,040,672
Cost of products sold                                 3.787.785      4,082,175
                                                     -----------   -----------
Gross profit (loss)                                    (378,090)       (41,503)

Advertising & Promotion                                 219,333        371,421
Selling, general and administrative                   2,198,761      2,165,007
                                                     -----------   -----------
Total Operating Expenses                              2,418,094      2,536,007
                                                     -----------   -----------
Operating loss                                       (2,796,184)    (2,577,931)

Interest, net and other expense                         245,042        124,714
                                                     -----------   -----------
Pretax loss                                          (3,041,226)    (2,702,645)

Provision for income taxes                                ----            ----
                                                     -----------   -----------
Net loss                                             (3,041,226)    (2,702,645)

Preferred dividends accreted, Series 2
  (see Note 8)                                             ----        817,000
Preferred dividends, Series 1                           102,054        101,720
                                                     -----------   -----------
Net loss attributable to Common stockholders         (3,143,280)    (3,621,365)
                                                     ==========    ===========

Basic and diluted net loss per common
 share outstanding                                       $(0.29)       $(0.37)
Weighted average number of common shares
 outstanding                                         10,719,690      9,821,778

See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1999          1998
                                                      -----------  -----------
OPERATIONS:
Net (loss)                                           $(3,041,226)  $(2,702,645)
 Adjusted for noncash items:
 Depreciation and amortization                           425,016       442,140
 Amortization of discounts on notes payable
  and convertible debentures                             332,994       243,419
 Reduction in inventory reserves                         (30,411)     (652,192)
 Reduction in accounts receivable reserves                22,640      (101,386)
 Amortization of other assets                                 --         8,008
 Changes in operating assets and liabilities            (647,331)     (148,006)
                                                      -----------  -----------
Net cash (used in) operating activities               (2,938,318)   (2,614,650)

INVESTING ACTIVITIES:
 Capital expenditures                                    (22,129)      (16,918)
 Proceeds from repayment of note receivable                   --       750,000
                                                      -----------  -----------
Net cash provided by (used in) investing activities      (22,129)      733,082

FINANCING ACTIVITIES:
 Proceeds from related-party notes issued              1,300,000     1,000,000
 Payments on notes payable, related party             (1,558,043)   (1,040,347)
 Proceeds from the issuance of convertible
  Debenture                                             1,500,000           ---
 Proceeds from the issuance of preferred stock                --     1,843,384
 Purchase of Common Stock held in Treasury               (12,746)           --
 Proceeds from the issuance of common stock               485,000           --
 Proceeds from the issuance of common stock
  upon exercise of options and warrants                  226,878       480,175
                                                      -----------  -----------
Net cash provided by financing activities              1,953,835     2,283,212

Effect of exchange rate change on cash                    256,640      168,370
                                                      -----------  -----------
INCREASE (DECREASE) IN CASH                             (749,972)      570,014

Cash at beginning of period                            1,480,287     1,633,467
                                                      -----------  -----------
CASH AT END OF PERIOD                                   $730,315    $2,203,481
                                                      ==========    ==========

Schedule of noncash financing and
  investing activities:
Preferred dividends declared, Series 1                   $100,289      $101,720
Preferred dividends accreted, Series 2                        ---       817,000
Issuance of warrant on notes payable                    1,304,515       297,500
Conversion of Preferred Stock into common stock            10,718         7,299




See notes to unaudited condensed consolidated financial statements.



                  THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 JUNE 30, 1999


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

Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1998.

NOTE 2 - Earnings Per Share

Basic and diluted net (loss) per Common share outstanding is based on the weighted average of shares of Common Stock outstanding during the period.

As of June 30, 1999 the Company has 1,154,428 options and 3,861,034 warrants outstanding including 0 "in the money" options and warrants. As of June 30, 1998 the Company had 1,175,778 options and 1,133,534 warrants outstanding including 1,357,866 _in the money_ options and warrants. As of June 30, 1999 and 1998 the Company also has 660,000 and 680,000 shares, respectively, of preferred stock outstanding which is convertible into an equal number of shares of common stock (see Note 6).
The inclusion of the options, warrants and convertible preferred stock in the computation of diluted earnings per share would have resulted in a reduction of the loss per share (antidilutive) and therefore both basic and diluted earnings per share amounts were the same for each of the periods presented in the accompanying financial statements.

NOTE 3 _ Comprehensive Income (Loss)

Total Comprehensive Loss was $(821,213) and $(3,131,345) for the 3 and 9 months ended June 30, 1999 and $(768,313) and $(2,479,199) for the 3 month and 9 months ended June 30, 1998.




NOTE 4. - Lease of Manufacturing Facility

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received $3,365,000 (1,950,000 British pounds sterling) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027. Concurrent with this transaction, the Company repaid the mortgage loan on this property of $1,834,000 (1,062,500 British pounds sterling).

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $336,000 (195,000 British pounds sterling) per year payable quarterly until 2016. The lease is renewable through 2027. The Company was also required to make a security deposit of $336,000 (195,000 British pounds sterling) to be reduced in subsequent years. The facility had a net book value of $1,398,819 (810,845 British pounds sterling) on the date of the transaction. The $1,966,181 (1,139,155 British pounds sterling) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of June 30, 1999 was $1,597,591 (996,775 British pounds sterling).

NOTE 5 - Inventories

The components of inventory consist of the following:


                                                             June 30, 1999
                                                             ------------
     Raw Material and work in process                         $   368,298
     Finished Goods                                               478,142
                                                              -----------
     Inventory, Gross                                             846,440
     Less: Inventory reserves                                     (30,413)
                                                              -----------
     Inventory, net                                           $   816,029
                                                              ===========

NOTE 6 - Sale of Convertible Preferred Stock

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



On December 31, 1997, the Company completed a private placement of 729,927 shares of Class A Convertible Preferred Stock - Series 2 (the "Series 2 Preferred Stock") and Warrants to purchase 240,000 shares of Common Stock. The Series 2 Preferred Stock was sold at a per share price of $2.74, resulting in net proceeds to the Company of $1.82 million, after commissions and expenses. The Series 2 Preferred Stock automatically converted into Common Stock on a one-for-one basis, on April 3, 1998, the date on which the registration statement registering the resale of the Common Stock was declared effective by the SEC. The investors received four-year Warrants to purchase 240,000 shares of Common Stock exercisable at a price per share equal to the lesser of $3.425 or the average of the three closing bid prices per share of Common Stock for any three consecutive trading days chosen by the investor during the 30 trading day period ending on the trading day immediately prior to the exercise of the Warrants. Individuals providing services to the Company's placement agent for the above convertible Preferred Stock received Warrants to purchase 4,000 shares of Common Stock exercisable at any time prior to December 31, 2001, at $4.11 per share.

NOTE 7 - Financial Condition

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3.4 million for the year ended September 30, 1998, a net loss of $3.2 million for the nine months ended June 30, 1999 and as of June 30, 1999 had an accumulated deficit of $44.4 million.

At June 30, 1999, the Company had working capital of $0.7 million and stockholders' equity of $1.9 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom. Management believes that recent developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, provide an indication of the Company's early success in broadening awareness and distribution of the Female Condom and may benefit future efforts to raise additional capital and to secure additional agreements to promote and distribute the Female Condom throughout other parts of the world.
On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, as extended, Vector will act as the Company's exclusive financial advisor through December 31, 1999 for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction. Management is currently determining whether the Company should seek to extend this arrangement.
In May and June 1999 the Company completed a private placement of $1.5 million convertible debentures and 1,875,000 warrants. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.
On November 19, 1998, the Company entered into a private Equity Line of Credit Agreement (the _Equity Line Agreement_) with Kingsbridge Capital Limited, a private investor (the _Selling Stockholder_). Under the Equity Line Agreement, the Company has the right, subject to various conditions, to issue and sell to the Selling Stockholder, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $6 million.

The Equity Line Agreement gives the Company, in its sole discretion and subject to certain restrictions, the right to sell (_put_) to the Selling Stockholder up to $6.0 million of the Company's Common Stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires 24 months after the effective date of the registration statement filed to register the Selling Stockholder's public resale of any stock it purchases under the agreement. The Equity Line Agreement provides for, among other things, minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The timing and amount of puts under the Equity Line Agreement are totally at the Company's discretion, subject to certain conditions. The Company is required to put a minimum of $1 million during the two-year period. If the Company does not put the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not put at the end of the two-year period. As of June 30, 1999, the Company had placed three puts for the combined cash proceeds of $485,000 providing the Selling Stockholders with a total of 482,964 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share.

While the Company believes that its existing capital resources will be adequate to fund its currently anticipated capital needs, if they are not, the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. In addition, there can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. Accordingly, the Company may not be able to realize all of the funds available to it under the Equity Line Agreement.

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

Note 8 _ Preferred Dividends, Series 2

The Company's $2.0 million private placement of convertible Preferred Stock _ Series 2 on December 31, 1997 included a beneficial conversion feature valued at $500,000 and four-year warrants to purchase additional shares of common stock valued at $317,000. In accordance with SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants, a total of $817,000, as additional paid-in capital. The corresponding discount of $817,000, associated with the issuance of the convertible preferred stock is a one-time, non-recurring charge that has been fully amortized and reflected as preferred dividends accreted in the consolidated statements of operations for the quarter and nine months ended June 30, 1998. The dividend accretion had no impact on the Company's cashflow from operations.

NOTE 9 _ Sale of Convertible Debentures

On June 1, 1999, the Company completed a private placement of convertible debentures in the principal amount of $1.5 million and warrants to purchase 1,875,000 shares of Common Stock. The convertible debentures are convertible into shares of the Company's common Stock as follows: the first 50% of the original principal balance and any accrued but unpaid interest, be converted into Common Stock at the investor's election at any time after one year based on a per share price equal to the lesser of 70% of the market price of the Company's Common Stock at the time of conversion or $1.25, the second 50% of the original principal balance and any accrued but unpaid interest thereon may be converted into Common Stock at the investor's election at any time after one year based on a per share price equal to the lesser of 70% of the market price of the Company's Common Stock at the time of conversion or $2.50. The convertible debentures are payable one year after issuance or, if the Company elects, two years after issuance. If the term is extended for the extra one year, the Company must issue to the investor at the time of extension, additional warrants to purchase 375,000 shares of Common Stock on the same term as the other warrants. Interest on the convertible debentures is payable at 8% quarterly in cash or, at the investor's option, Common Stock at its then current fair market value. Repayment of the Convertible Debentures is secured by a first security interest in all of the Company's assets. Additionally, warrants to purchase 337,500 shares of Common Stock were issued to the Company's placement agent in this offering. The warrants have a term of five years and are exercisable at an exercise price equal to the lesser of 70% of the market price of the Common Stock at the tome of the exercise or $1.00.

The convertible debentures beneficial conversion feature is valued at $336,400 and the warrants to purchase 1,875,000 shares of common stock are valued at $715,100. In accordance with SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants (a total of $1,051,500) as additional paid in capital. The corresponding amount of $1,051,500 was recorded as a discount on convertible debentures and is amortized over 1 year using the interest rate method.



MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION




GENERAL

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells The Female Condom (trade mark), the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

Product Overview

The safety, efficacy, acceptability and usefulness of the Female Condom have been well established in numerous studies that have been conducted around the world as well as continuous repurchase of the product over the years of its availability.

Recent studies have shown that making the Female Condom available through the public sector both in the United States and in developing countries is not just cost-effective but cost-saving for Federal, State, and Local governments.

Endorsements

The Company expanded its partnership relationship with the United Nations Joint Programme on HIV/AIDS (UNAIDS). FHC and UNAIDS with other world health organizations such as WHO and UNFPA are working in tandem to provide on-going technical support to the effective and strategic introduction and integration of the Female Condom into reproductive health and STD prevention programmes.
In this effort, the Company is co-introducing with UNAIDS a programme which provides step-by-step guidance and consultation at the September 1999 African AIDS meeting sponsored by UNAIDS and WHO. It is expected that over 50 countries will be attending the workshop.

Through the UNAIDS collaboration, the Female Condom has been supplied to ministries of health and non-government organizations in 35 countries in Africa, Asia and Latin America. Major programmes are ongoing in South Africa, Brazil, Uganda, Zambia, and Zimbabwe.

It is anticipated that with the introduction of the step-by-step programme in Africa and in Asia, in October, that additional major Female Condom prevention programmes will be undertaken.

Global Market

The pandemic of STDs, including HIV/AIDS continues to be a major public health issue worldwide. The need for prevention methods, male and female condoms is escalating. The World Health Organization (WHO) estimates the new cases of STDs worldwide to be approximately 300 million annually, excluding HIV,AIDS. UNAIDS estimates that there are currently approximately 34 million people worldwide who are infected with HIV/AIDS, of which 86% are in developing countries. In the United States, the center for Disease Control and Prevention noted that in 1995, five of the ten most frequently reported diseases were STDs. The Center also has noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24.



Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the year 2000. The following information highlights the substantial and growing market for protection against STDs.

Currently, there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse _ the male condom and the Female Condom.

Male Condom Market: It is estimated the global annual public sector market for male condoms is 1.7 billion units and the total global market is 5.4 billion units. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for protection against STD's is much larger than the identified male condom market.

Advantages vs. the Male Condom

The Female Condom is currently the only available barrier method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. This is an important advantage as many men do not like to wear male condoms and may refuse to do so.

The polyurethane material that is used for the Female Condom offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is 40% stronger than latex, reducing the probability that the Female Condom sheath will tear during use. Clinical studies and everyday use have shown that latex male condoms can tear as much as 8% of the times they are used. Unlike latex, polyurethane quickly transfers heat, so the Female Condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to polyurethane. The Female Condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sex than the male condom which requires sexual arousal for application.

Strategy/Goals

The Company's strategy is to act as a manufacturer selling the Female Condom to the global public sector, the U.S. public sector and commercial partners for country specific marketing. The public sector customers and partners assume the cost of shipping and marketing. As a result, as volume increases, expense other than manufacturing costs will not increase appreciably.

Commercial Development

- Global Public Sector
The Company has a multi-year agreement with UNAIDS to supply the Female Condom to developing countries at a reduced price based on volume. The current price is 0.38 British Pounds Sterling on about $0.63 per unit.

FHC is the first private sector company to have a partnership with UNAIDS.

Orders from developing countries began about 1 / years ago. Initial orders were typically for small quantities to conduct trials in certain countries. Based on the trial results, reorders for larger quantities were received. A pattern appears to be emerging reflecting strong acceptance of the Female Condom and its contribution to HIV/AIDS prevention.

Zimbabwe, a country with a population of 11 million, was the first to order a trial quantity of 40,000 units. Regular reorders have been received bringing the total to about 900,000 units. Results of a study completed in Zimbabwe and recently published showed, once the Female Condom became available, 17% of the women at high risk to STDs/HIV/AIDS used the Female Condom. These women would otherwise engaged in unprotected sex.

South Africa ordered 95,000 units to conduct a trial in early 1997. This was followed by an order for 1.5 million in 1998 and orders for more than 2.0 million to date in 1999.

This pattern is repeating in other countries.

In January, 1999, UNAIDS advised the Company that based on results to date in countries where the Female Condom has been launched they plan to include it in all male condom distribution programs.

In June, 1999, it was announced that the Company and UNAIDS would further expand their partnership with the objective of making the Female Condom broadly available in the developing world. UNAIDS directly purchased 400,000 units which will be used to _jump start_ distribution in 14 developing countries where the Female Condom is not yet available.

In the United States, the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Currently, 10 major city and 15 state governments, including the states of New York, Pennsylvania, Florida, Connecticut, Hawaii, Louisiana, Maryland, New Jersey, South Carolina, Illinois, and Washington and the cities of Chicago, Philadelphia, New York, and Houston have purchased the product for distribution with a number of others expressing interest.

The Company has recently hired 3 new sales and training personnel who will focus on accelerating the development of public sector business in the U.S.

To date, all significant countries and U.S. cities and states that have ordered the Female Condom subsequently reordered additional units.

Preliminary results from recent studies indicate that when the Female Condom is available on a long-term basis, it could account for 25% to 35% of all condom usage. It is estimated that the global public sector market for male condoms is about 1.7 billion units annually.

The increasing importance of the Female Condom in the fight against HIV/AIDS was noted in an article that appeared on the front page of the New York Times on July 24, 1999. The article highlighted the effectiveness and growing acceptance of the Female Condom in Africa.

- Private Sector
The Company markets the product directly in the United States and the United Kingdom. The Company has commercial partners which have recently launched the product in Canada, Holland, Brazil, Venezuela, South Korea and Taiwan. The Company has signed distribution agreements in Japan and Bangladesh, where launches are expected during the coming year.




Japanese Market

In Japan, the market for male condoms exceeds 600 million units. 96% of Japanese couples use male condoms. The Company's partner in Japan is Taiho Pharmaceuticals, a $1 billion Japanese health care company. The agreement between the Company and Taiho requires Taiho to perform clinical testing of the product in Japan and obtain necessary regulatory approvals to market the product. After approval, expected during 1999, the Company will manufacture the product and supply it to Taiho, which will have the responsibility for marketing and distributing the Female Condom in Japan. Taiho plans to market the Female Condom under the name _My Femy._

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Sales increased $497,056 in the current quarter, or 45%, compared with the same period last year. Net sales during the current quarter were higher because of product launches by new country specific partners associated with UNAIDS. The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

The Company had revenues of $1,601,975 and a net loss of $1,036,982 for the three months ended June 30, 1999 compared to revenues of $1,114,919 and a net loss of $915,105 for the three months ended June 30, 1998. As discussed more fully below, the increase in the Company's net loss was related to a reduction of the inventory obsolescence reserve during the prior year's comparable quarter coupled with an increase in the current quarter's non-operating expenses.

Cost of goods sold increased $595,170 to $1,585,553 in the current quarter from $990,383 for the same period last year. Cost of goods sold for the prior year included a $63,126 reduction resulting from an adjustment of the Company's reserve for inventory obsolescence. Because no material inventory reserve adjustment occurred in the current quarter, the percentage increase in cost of goods sold between the comparative quarters is not proportionate with the sales increase.

Advertising and promotional expenditures decreased $47,704 to $44,489 in the current quarter from $92,193 for the same period in the prior year.

Selling, general and administrative expenses decreased $25,610, or 3%, to $882,729 in the current quarter from $908,339 for the same period last year. The decline reflects a temporary reduction in staffing and related fringe benefits compared to the same period in the prior year.

Net interest and non-operating expenses increased $75,116 to $114,225 for the current period from $39,109 for the same period last year. The increase exists because the Company had a higher level of debt outstanding than the same period last year, primarily as a result of the issuance of convertible debentures. The result is a substantially larger amount of amortization of discounts on notes payable as well as the convertible debentures.



Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

The Female Health Company had net revenues of $3,499,695 and a net loss of $3,041,226 for the nine months ended June 30, 1999 compared to net revenues of $4,040,672 and a net loss of $2,702,645 for the nine months ended June 30, 1998. As discussed in more detail in the following paragraphs, the increase in the Company's net loss was principally related to a decrease in sales volume, a less than proportionate decline in cost of goods and an increase in non-operating expenses.

For the nine months ended June 30, 1999, sales decreased $630,977, or 16%, compared with the same period last year. This reflects quarterly variations during the first half of the year as the business develops. The Company expects that fluctuations will continue as various new countries launch the product to continue until reorders account for a substantial portion of the Company's business, sales.

Cost of goods sold decreased $294,390 or 7%, to $3,787,785 for the nine months ended June 30, 1999 from $4,082,175 for the same period last year. Decreases in the costs of goods sold were a result of lower sales volume, offset, in part, by a change between years in the Company's reserve for inventory obsolescence. During the nine months ended June 30, 1998 a $649,387 reduction in the Company's reserve for inventory obsolescence occurred. The FDA's decision to extend the useful life of the Female Condom to five years from three years and the reduction of finished goods inventories resulting from the increased level of sales were the factors leading to the inventory reserve adjustment in the prior year. The Company did not materially adjust inventory reserves during the same period this year.

Advertising and promotional expenditures decreased $152,088 or 41%, to $219,333 for the nine months ended June 30, 1999 from $371,421 for the same period in the prior year.

Selling, general and administrative expenses increased $33,754 or 1%, to $2,198,761 in the current period from $2,165,007 for the same period last year. The increase reflected higher legal and professional fees related to the Company's effort to raise capital and communicate with the investor community offset by temporary staff reductions and a corresponding drop in fringe benefits.

Net interest and non-operating expenses increased $120,327 to $245,041 for the current period from $124,714 for the same period the prior year. During the current year period the Company had a higher level of debt outstanding than the prior fiscal year period largely due to the issuance of convertible debentures. A substantial increase in interest expense during the current year period principally from amortization of the discounts on the notes payable and the convertible debenture is a result of the additional debt.

LIQUIDITY AND SOURCES OF CAPITAL

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first nine months of fiscal 1999, cash used in operations totaled $2.9 million. The Company used existing cash balances in order to fund cash used in operations; thereby reducing its cash position by $.7 million. The Company would use for general working purposes, the Company funded cash used in operations in the third quarter with the $1.3 million net proceeds received from the private placement offering of Convertible Debentures. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

Additionally, effective November 19, 1998, the Company entered into a private equity line of credit agreement (the _Equity Line Agreement_) with Kingsbridge Capital Limited, a private investor (the _Selling Stockholder_). Under the Equity Line Agreement, the Company has the right, subject to various conditions, to issue and sell (_put_) to the Selling Stockholder shares of the Company's Common Stock for cash consideration up to an aggregate of $6,000,000. Any stock sold by the Company to the Selling Shareholder under the Equity Line Agreement will be sold at a discount to the stock's market price as determined pursuant to the agreement. The discount is 12% if the market price of a share of the Company's Common Stock at the time of the sale is $2.00 or more and 18% if the market price is less than $2.00. The Equity Line Agreement gives the Company the right to determine, in its sole discretion, the degree to which it desires to utilize the Equity Line, subject to a minimum Put of $1,000,000 over the life of the Agreement.

The Equity Line Agreement expires 24 months after the effective date of the registration statement filed to register the Selling Shareholder's public resale of any stock purchases under the Agreement. The Equity Line Agreement provides for, among other things, minimum and maximum Puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The timing and amount of the stock sales under this line of credit are totally at the Company's discretion, subject to certain conditions. The Company is required to draw down a minimum of $1,000,000 during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the Selling Stockholder a 12% fee on the portion of the $1,000,000 minimum not drawn down. As of June 30, 1999, the Company placed three puts for the combined cash proceeds of $485,000 providing Kingsbridge with a total of 482,964 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share.

While the Company believes that its existing capital resources (including expected proceeds from sales of Common Stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not, the Company will need to raise additional capital until its sales increase sufficiently to cover operating expenses. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources. At June 30, 1999, the Company had current liabilities of $2.7 million including a $1.0 million note payable due March 25, 2000 and a $250,000 note payable due February 12, 2000 both to Mr. Dearholt, a Director of the Company. As of June 30, 1999, Mr. Dearholt beneficially owns 1,514,784 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2000 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of March 31, 1999, Mr. Parrish beneficially owns 483,501 shares of the Company's Common Stock.

On April 6, 1999 the Company restructured the $602,360 (370,000 British pounds sterling) Aage V. Jensen Charity Foundation loan note payable. The terms included immediate payment of $177,000 (110,000 British pounds sterling) as of the date of the restructuring agreement and required nine installment payments beginning April 15, 1999 and concluding on December 10, 1999. To avoid incurring additional interest related to the loan, the Company paid off the entire loan on June 10, 1999.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, without revenues, is approximately $0.3 million per month.

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

DELISTING ON THE AMERICAN STOCK EXCHANGE

On February 5, 1999, the Company's Common Stock was delisted from the American Stock Exchange since it did not meet all of the criteria for continued listing. Commencing on February 9, 1999, the Common Stock has been quoted on the OTC Bulletin Board under the symbol "FHCO". Although the Company believes the OTC Bulletin Board has and will continue to provide an efficient market for the purchase and sale of the Company's Common Stock, investors may find it more difficult to obtain accurate quotations of the price of the Company's Common Stock and to sell the Common Stock on the open market than was the case when the stock was listed on the American Stock Exchange. In addition, companies whose stock is listed on the American Stock Exchange must adhere to the rules of such exchange. These rules include various corporate governance procedures which, among other items, require the company to obtain shareholder approval prior to completing certain transactions such as, among others, issuances of common stock equal to 20% or more of the company's then outstanding common stock for less than the greater of book or market value or the issuance of certain stock options. Companies whose stock is quoted on the OTC Bulletin Board are not subject to these or any comparable rules.

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

YEAR 2000 COMPLIANCE

The Company's State of Readiness. The Company's main financial and manufacturing hardware and software systems have been tested and are Year 2000 compliant. This was accomplished primarily through system upgrades and maintenance done over the last few years. The Company is in the process of surveying major customers and suppliers regarding their Year 2000 readiness and, to date, the Company is not aware of any significant Year 2000 issue at these entities that would materially affect the Company's business. The Company believes that if a Year 2000 problem develops at any of the Company's vendors whereby the vendor becomes unable to address the Company's needs, alternative vendors are readily available that could furnish the Company with the same or similar supplies without material undue delay or expense.
Costs to Address the Company's Year 2000 Issues. The majority of the Company's Year 2000 issues were corrected either through system upgrades or normal maintenance contracts. The cost of these improvements to date has been approximately $48,200.

Risks to the Company for Year 2000 Issues. With regard to systems under the Company's control, the Company knows of no significant exposure that the Company has to the Year 2000 issue since, if necessary, the Company's systems are capable of accepting manually entered data. The Company believes the worst case scenario is that the Company would have to revert back to certain manual systems. The Company believes that its customers and vendors are at various stages of compliance but the Company has not been made aware of any significant Year 2000 issues that would materially affect its business with them. The Company will continue to monitor Year 2000 compliance with its customers and vendors throughout 1999 but it will not be able to achieve the same degree of certainty that it can with its own internal systems.
The Company's Contingency Plan. To the extent that the Company discovers minor internal systems that are not Year 2000 compliant, it will have time to implement manual systems by year-end 1999 which the Company believes will significantly reduce the financial risk to the Company.



Part II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its shareholders on April 9, 1999. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, and Michael R. Walton to the Board of Directors to serve until the 1999 Annual Meeting, to ratify the appointment of McGladrey & Pullen LLP as the Company's independent public accountants for the fiscal year ending September 30, 1999 and to amend the company's Amended and Restated Articles of Incorporation to increase the Company's authorized stock. The results of the shareholder voting is listed below:


                                                                     Broker
Matter Voted On:        For       Against   Withheld    Abstentions Nonvotes
O.B. Parrish            10,059,498          287,169
William R. Gargiulo, Jr.10,060,898          285,769
Mary Ann Leeper Ph.D.   10,058,998          287,669
Stephen M. Dearholt     10,075,033          271,634
David R. Bethune        10,076,833          269,834
Michael R. Walton       10,077,133          269,534
Ratification of
Independent Public
Accountants             10,272,429  51,637              22,601
Amended and Restated
Articles of
Incorporation           9,836,476  417,421              92,770

After the Annual Meeting of shareholders, the Board of Directors unanimously approved an amendment to the Company's Amended and Restated Bylaws increasing the size of the Company's Board of Directors to eight appointing James R. Kerber as a new di4rector to serve util the next Annual Meeting of Stockholders to be held in the Year 2000.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number    Description

3.1       Amended and Restated Articles of Incorporation. (1)
3.2       Amended and Restated By-Laws. (2)
4.1       Amended and Restated Articles of Incorporation. (1)
4.2       Articles II, VII, and XI of the Amended and Restated
          By-Laws (included in Exhibit 3.2). (2)
4.3       Amended and Restated Articles of Incorporation.
10.1 Form of Registration Rights Agreement between the Company and investors in the Company's private placement.
10.2 Amendment to Registration Rights Agreement between the Company and investors in the Company's private placement.
10.3 $1 Million convertible debenture issued by the Company to Gary Benson dated May 19, 1999.
10.4 $100,000 convertible debenture issued by the Company to Daniel Bishop dated June 3, 1999.
10.5 $100,000 convertible debenture issued by the Company to Robert Johander dated June 3, 1999.
10.6 $200,000 convertible debenture issued by the Company to Michael Snow dated June 3, 1999.
10.7      $100,000  convertible  debenture  issued  by  the  Company  to   W.G.
         Securities Limited Partnership dated June 3, 1999.
10.8 Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on May 19, 1999.
10.9 Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 1999.
10.10 Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on June 3, 1999.
10.11 Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on June 3, 1999.
10.12 Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 1999.
10.13 Form of Common Stock purchase warrant to acquire 337,500 shares issued to R.J. Steicher, placement agent.
27        Financial Data Schedule
_____________________________

        (1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

        (2) Incorporated herein by reference to the Company's 1995 Form
             10-KSB.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE FEMALE HEALTH COMPANY

DATE: August 13, 1999                  /s/O.B. Parrish

                                        ---------------------------
                                                       O. B. Parrish, Chairman
                                      and

                                        Chief Executive Officer and

                                        Acting Principal Accounting Officer


                                         /s/ Robert R. Zic

                                        ---------------------------
                                       Robert R. Zic, Chief Financial Officer