Form 10KSB
period 1999-09-30
FEMALE HEALTH CO
filed 1999-12-29
CIK 863894

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 30, 1999
                                       OR

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

As of December 16, 1999, 12,291,206 shares of Common stock were outstanding. As of December 16, 1999, the aggregate market value of shares of Common stock held by non-affiliates was approximately $11.4 million (based upon the last reported sale price of $1.125 on that date on the Over the Counter Bulletin Board).

                                FORM 10-KSB INDEX

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters To A Vote Of Security Holders

Part II

Item 5.  Market For Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.  Financial Statements
Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11.  Security Ownership Of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-KSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         - the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations;

         - factors related to increased competition from existing and new competitors, including new product introduction, price reduction and increased spending on marketing;

         - limitations on the Company's opportunities to enter into and/ or renew agreements with international partners;

         - the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates;

         - the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities;

         - the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions;

         - the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel;

         - the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;

         - developments or assertions by or against the Company relating to intellectual property rights; and

         - the Company's assessment of the Year 2000 issue, including its identification, assessment, remediation and testing efforts and the costs associated with such efforts, is based upon management's estimates, which were derived from numerous assumptions regarding future events, third-party remediation efforts, the accuracy of testing of the affected systems and other factors, and no assurance can be given that these estimates will prove correct or that actual results will not differ materially from currently anticipated.

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

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 31 countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea, Denmark, and France. The Company has signed distribution agreements in Japan and Bangladesh, and the Company anticipates that the product will be marketed in these countries in the coming months. The Company's partner in Japan, Taiho Pharmaceutical Co., Ltd. ("Taiho"), received regulatory approval from Koseisho, the Japanese regulatory agency, in November 1999. Taiho plans to introduce the female condom as "My Femy" in the first half of calendar year 2000. The Company is currently in discussions with potential distributors for key European countries, India, The People's Republic of China and other countries.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Following several years of testing the efficacy and acceptability of the female condom, in 1996 the Company entered into a three-year agreement with the Joint United Nations Programme on AIDS ("UNAIDS") which has subsequently been renewed. In the agreement, UNAIDS facilitates the availability and distribution of the female condom in the developing world and the Company sells the product to developing countries at a reduced price. The current price per unit is approximately (pound)0.38 (Pounds), or $0.62. Pursuant to this agreement, the product is currently being marketed in Zambia, Zimbabwe, Tanzania, Cote d' Ivoire, Bolivia, Haiti, South Africa and other countries. The Company anticipates multiple launches will occur during the next two years under this agreement, including launches in Kenya, Nigeria, Ghana, Cambodia, Bangladesh, Columbia and Central American countries.

Product

The female condom is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. The female condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. The female condom lines the vagina, preventing skin from touching skin during intercourse. The female condom is prelubricated and disposable and is intended for use during only one sex act.

Global Market Potential

The World Health Organization ("WHO") estimates there are more than 300 million new cases of STDs worldwide each year, excluding HIV, and most of those diseases are more easily transmitted to women than to men. UNAIDS estimates that there are currently approximately 33 million people worldwide who are infected with HIV/AIDS and there are approximately 15,000 people per day who are newly infected. In the United States, the Center for Disease Control noted that in 1995, five of the ten most frequently reported diseases were STDs. The Center also has noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the coming year.

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

Advantages vs. the Male Condom

The female condom is currently the only available barrier contraceptive method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. The most important advantage is that a woman can control whether or not she is protected as many men do not like to wear male condoms and may refuse to do so.

The polyurethane material that is used for the female condom offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is 40% stronger than latex, reducing the probability that the female condom sheath will tear during use. Clinical studies and everyday use have shown that latex male condoms can tear as much as 4% to 8% of the times they are used. Unlike latex, polyurethane quickly transfers heat, so the female condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to date to polyurethane. The female condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sexual intimacy than the male condom which requires sexual arousal for application.

Cost Effectiveness

At the 1998 World AIDS Conference held in Geneva, Switzerland, UNAIDS presented the results from its cost-effectiveness study which indicated that making the female condom available is highly cost effective in reducing public health costs in developing countries.

Worldwide Regulatory Approvals

The female condom received PMA approval as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the EU. In addition to the United States and the EU, several other countries have approved the female condom for sale, including Canada, Russia, Australia, South Korea and Taiwan. Taiho, the Company's partner in Japan, received regulatory approval from the Japanese regulatory agency in November 1999.

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

Commercial Markets

The Company markets the product directly in the United States and United Kingdom. The Company has commercial partners which have recently launched the product in Canada, Brazil, Venezuela, Denmark, South Korea, Holland and France. The Company has signed agreements with partners in Japan and Bangladesh where launches are expected during the coming year.

Japanese Market

In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have only recently been approved in Japan and, as a result, 85% of Japanese couples seeking protection use condoms. The Female Health Company's partner in Japan is Taiho Pharmaceuticals, a $1 billion Japanese health care company. Taiho has more than 600 salespersons and distribution in 40,000 drug stores. The agreement between the Company and Taiho required Taiho to perform clinical testing of the product in Japan and obtain the necessary regulatory approvals to market the product. Approval was received in November 1999. The Company will manufacture the product and supply it to Taiho, which will have responsibility for marketing and distributing the female condom in Japan. Taiho plans to market the female condom under the name "My Femy" during the first half of calendar year 2000.

Relationships and Agreements with Public Sector Organizations

Currently, it is estimated more than 1.5 billion male condoms are distributed worldwide by the public sector each year. The female condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the female condom decreases the amount of unprotected sex by as much as 25% over male condoms alone. Currently, the female condom is promoted by the WHO, UNAIDS, the United States Agency for International Development, many nongovernment organizations around the world and a number of city and state public health departments in the United States.

The Company has a multi-year agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated to be equal to the Company's production costs directly attributable to the production of the female condom in the prior year, subject to a cap of (pound)0.38 (pounds), or approximately $0.63, per unit prior to December 31, 1999. The current price is (pound)0.38 (pounds) per unit. This agreement has been automatically renewed for a term expiring on December 31, 2000, and will continue to automatically renew for additional one-year periods unless the Company or UNAIDS gives prior notice of termination. During the last year, the female condom has been launched in the countries of Zimbabwe, Tanzania, Bolivia, Haiti, South Africa and Zambia. It is anticipated that multiple product launches will occur in several countries during the next two years, including in the countries of Kenya, Nigeria, Ghana, Cambodia, Bangladesh, Columbia and Central American countries. The Company also is supplying Brazil's Ministry of Health with two million female condoms under its agreement with UNAIDS.

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

Competition

The Company's female condom participates in the same market as male condoms but is not seen as competing - rather additive in terms of prevention and choice. However, it should be noted that latex male condoms cost less and have brand names that are more widely recognized than the female condom. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company. It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Employees

As of December 16, 1999, the Company's operations had 82 full-time employees within the U.S. and the U.K. and 1 part-time employee. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 16, 1999, the Company had unfilled orders of $2,522,000. The comparable amount as of the same date of the prior year was $533,000. All of these unfilled orders are expected to be filled during Fiscal 2000. The unfilled orders are the result of requested shipping dates from the Company's customers rather than delays in manufacturing.

Patents And Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, New Zealand, Singapore, Hong Kong and Australia. These patents expire between 2005 and 2113. Additional product and technology patents are pending in Brazil, South Korea, Germany, Japan and several other countries. The patents cover the key aspects of the female condom, including its overall design and manufacturing process. The Company licenses the trademark "Reality" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 27 trademarks in 14 countries to protect the various names and symbols used in marketing the product around the world. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

Research and Development

In 1999 and 1998, the Company incurred research and development costs from continuing operations of $122,196 and $2,500, respectively. These expenditures were primarily related to conducting acceptability studies and analyzing second generation products.

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

The FDA approved the female condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 29 million female condoms around the world.

Item 2.  Description of Property

The Company leases approximately 4,500 square feet of office space at 875 North Michigan Avenue, Suite 3660, Chicago, IL 60611. The lease expires in 2001. The Company also leases approximately 1,900 square feet at 919 North Michigan Avenue, Suite 2208, Chicago, Illinois, 60611. The lease expires January 31, 2001. The Company has subleased these premises to a third party. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the female condom. The Company manufactures the female condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2015. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EEC quality group. Current capacity at the manufacturing facility is approximately 60 million female condoms per year. Management believes the properties are adequately insured.

Item 3.  Legal Proceedings.

The Company is not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended September 30, 1999.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Historical Trading Information and Dividend Policy

On February 5, 1999, the Company's common stock was delisted from the American Stock Exchange since it did not meet all of the criteria for continued listing. Commencing on February 9, 1999, the common stock has been quoted on the OTC Bulletin Board under the symbol "FHCO." Although the Company believes the OTC Bulletin Board has and will continue to provide an efficient market for the purchase and sale of the Company's common stock, investors may find it more difficult to obtain accurate quotations of the price of the Company's common stock and to sell the common stock on the open market than was the case when the stock was listed on the American Stock Exchange. In addition, companies whose stock is listed on the American Stock Exchange must adhere to the rules of such exchange. These rules include various corporate governance procedures which, among other items, require the Company to obtain shareholder approval prior to completing certain transactions such as, among others, issuances of common stock equal to 20% or more of the Company's then outstanding common stock for less than the greater of book or market value or the issuance of certain stock options. Companies whose stock is quoted on the OTC Bulletin Board are not subject to these or any comparable rules. Between January 26, 1995, and February 4, 1999, the Company's common stock was traded on the American Stock Exchange under the symbol "FHC." Prior to January 26, 1995, the Company's common stock traded over-the-counter on the NASDAQ Small-Cap Market (symbol "WPCI"). The approximate number of record holders of the Company's common stock at December 14, 1999 was 487. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below.


                                                                   -------------------- Quarters ----------------------
1999                                                                 FIRST          SECOND         THIRD       FOURTH
-------------                                                      ---------       ---------      -------     ---------
Price per common share - High                                      $       2       $  2 1/16      $     2     $ 1 11/16
Price per common share - Low                                       $   1 1/4       $  1 1/16      $   7/8     $   11/16

1998
-------------
Price per common share - High                                      $  4 5/16       $   3 1/2      $ 3 5/8     $   3 1/2
Price per common share - Low                                       $       3       $   2 1/2      $ 2 1/2     $  1 7/16



Recent Sales of Unregistered Securities

On May 19, 1999 and June 3, 1999, the Company issued an aggregate of $1,500,000 of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. The convertible debentures bear interest at 8% per annum and have a one-year term; provided, however, that the Company may extend the repayment term for an additional one year if, upon such extension, it issues to the investors warrants to purchase 375,000 shares of the Company's common stock having the same terms and conditions as the warrants issued to the investors in the private placement. The investors may convert the convertible debentures into common stock at any time after one year from the date they were issued as follows: (a) the first 50% of the original principal balance of the convertible debentures, plus any accrued but unpaid interest thereon, is convertible into common stock based on a per share price equal to the lesser of (i) 70% of the market price of the common stock at the time of conversion or (ii) $1.25; and (b) the second 50% of the original principal balance plus any accrued but unpaid interest thereon is convertible into common stock based on the per share price equal to the lesser of (i) 70% of the market price of the common stock at the time of conversion or (ii) $2.50. As part of this offering, the Company also issued to the investors warrants to purchase 1,875,000 shares of the Company's common stock. The warrants are exercisable by the investors at any time within five years after their date of issuance at an exercise price per share equal to the lesser of (a) 70% of the market price of the Company's common stock from the date of exercise or (b) $1.00. As part of the consideration that the Company paid R.J. Steichen & Company, the Company's placement agent in the private placement of the convertible debentures and warrants, the Company issued to R.J. Steichen warrants to purchase a total of 337,500 shares of the Company's common stock. The warrants issued to R.J. Steichen are exercisable at any time commencing one year after the date of the private placement and for a period of four years thereafter at an exercise price of $1.00 per share.

The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to only sophisticated, accredited investors, each of whom provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

On September 24, 1999, the Company completed a private placement of 666,671 shares of its common stock to nine investors. Each share of common stock was sold for a purchase price of $0.75, representing a discount of 12% from the market price on the date that the shares were sold. In connection with this private placement, the Company agreed to register the investors' resale of these shares pursuant to this registration statement. The Company raised approximately $500,000 of proceeds, net of issuance cost of $0 in connection with this private placement. The Company believes that it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to only accredited investors, most of whom had a preexisting personal or business relationship with the Company or its officers or directors and each of whom provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering. In addition, the common stock issued to these investors contained restrictive legends indicating that the shares had not been registered and, therefore, cannot be resold unless the resale was registered under the Securities Act or an exemption from such registration requirement was available.

On February 18, 1999, the Company extended for an additional one-year term its one-year, $50,000 promissory note payable to O.B. Parrish, the Company's Chairman and Chief Executive Officer. The extension was completed through the execution of a promissory note and Note Purchase and Warrant Agreement and Stock Issuance Agreement. Pursuant to this transaction, Mr. Parrish was granted warrants to purchase 10,000 shares of common stock at an exercise price of $1.35 per share. The warrants expire upon the earlier of their exercise or five years after the date of their issuance. Under the Stock Issuance Agreement, if the Company fails to pay the $50,000 promissory note when due, the Company must issue 10,000 shares of common stock to Mr. Parrish. The issuance will not, however, alleviate the Company's liability under the note. The Company also granted Mr. Parrish securities registration rights with respect to any common stock he receives from the Company under these warrants or the Stock Issuance Agreement.

On February 12, 1999, the Company borrowed $250,000 from Mr. Dearholt. The borrowing was effectuated in the form of a $250,000, one-year promissory note payable by the Company to Mr. Dearholt. As part of this transaction, the Company entered into a Note Purchase and Warrant Agreement and a Stock Issuance Agreement. Pursuant to the Note Purchase and Warrant Agreement, Mr. Dearholt received a warrant to purchase 50,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire upon the earlier of their exercise or five years after the date of their issuance. Under the Stock Issuance Agreement, if the Company fails to pay the $250,000 under the note when due, the Company must issue 50,000 shares of common stock to Mr. Dearholt. This issuance will not, however, alleviate the Company's liability under the note. The Company also granted Mr. Dearholt securities registration rights with respect to any common stock he receives from the Company under these warrants or the Stock Issuance Agreement.

The Company has sold 129,506 shares of common stock on February 26, 1999, 157,356 shares of common stock on March 10, 1999 and 196,102 shares of common stock on April 10, 1999 to a private investor under an equity line agreement. The Company received net cash proceeds of $145,500, $145,500 and $154,000, respectively, from these sales. As part of this offering, the Company also issued to the investor warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2.17 per share. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to a sophisticated, accredited investor, who provided representations which the Company deemed necessary to satisfy itself that it was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this report. The discussion also includes forward-looking statements. See "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS."

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

Results Of Operations

Fiscal Year Ended September 30, 1999 ("1999") Compared to Fiscal Year Ended September 30, 1998 ("1998")

The Company had net revenues of $4.7 million and a net loss attributable to common stockholders of $(3.9) million, or ($0.36) per share in 1999, compared to net revenues of $5.5 million and a net loss attributable to common stockholders of $(4.3) million, or ($0.43) per share, in 1998.

Without a prior year, one-time, $817,000 charge for dividend accretion, the Company would have experienced an increase in net loss principally related to an increase in non-operating expenses rather than the $0.4 million reduction (10%) in the net loss attributable to common stockholders from $(4.3) million in 1998 to $(3.9) million in 1999. Net losses for both 1999 and 1998 are attributable to fixed manufacturing overhead and administrative costs associated with operating the manufacturing facility configured to support significantly greater volume levels.

Net revenues decreased $0.7 million (13%) in 1999 over the prior year. Declining sales in both the global public sector and city and state agencies within the United States accounted for all of the decrease. The Company believes the decrease in volume reflects variation in the timing of receipt of significant public sector orders. This variation should decrease as more countries order and reorder the female condom. Net sales to commercial accounts increased as a result of the reinstatement of a major drug store chain and other promotional chain activity.

The Company's strategy is to act as a manufacturer supplying the public sector and commercial partners throughout the world. The Company's partners pay for all marketing and shipping costs. Consequently, as the Company's sales volume increases the Company's operating expenses will not increase significantly.

In 1999, the cost of products sold of $4.6 million was 98% of net sales compared with 1998 cost of products sold of $5.3 million which was 97% of net sales. The reduction of cost of products sold was a result of lower sales volume, offset, in part, by a change between years in the Company's reserve for inventory obsolescence. In fiscal year 1998, the obsolescence reserve decreased cost by $0.9 million. The FDA's decision to extend the useful life of the female condom to five years from three years was a primary reason for this favorable adjustment. During the current fiscal year, no material inventory obsolescence reserve adjustment was required. The Company's UK-based manufacturing facility utilized approximately 11% of its capacity in 1999 compared with approximately 12% of its capacity in 1998. The Company's reserve for inventory obsolescence was $34,340 and $40,734 at September 30, 1999 and 1998, respectively.

Advertising and promotion expenditures decreased 42% to $0.3 million in 1999 compared to $0.4 million in 1998. Advertising and promotion relates exclusively to the US market and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs incurred to increase consumer awareness and purchases of the female condom. Through expenditures since the product launch, the Company has established that demand for the female condom is responsive to promotion; but due to the Company's size, it does not possess the resources to conduct a significant consumer marketing program. Accordingly the Company is seeking potential partners for the United States that have the resources to conduct such a marketing program.

Selling, general and administrative expenses were $2.9 million in 1999 and 1998. As a percentage of net revenues, selling, general and administrative expenses were 61% in 1999 compared with 53% in 1998. The increase as a percentage of net revenues was due to the decline in net revenues in 1999 as compared to 1998. Selling, general and administrative expenses did not proportionately decline with the decline in net revenues because the reduction in compensation expenses was offset by higher costs from consulting, investor relations, sales and legal.

Net interest and non-operating expenses for 1999 increased $0.5 million (251%) to $0.7 million from $0.2 million in 1998. As a result of the Company incurring higher levels of debt in the current fiscal year principally due to the issuance of convertible debentures and two notes payable, the Company experienced an increase in interest expenses.

The Company was able to cover fixed manufacturing overhead costs and reached above the break-even at the gross profit level. However, based on the current average selling price per unit, the Company must achieve cumulative annual unit sales of approximately 22 million female condoms, or 37% of manufacturing capacity, to cover operating and non-operating expenses. Non-operating expense includes interest and non-cash charges reflecting discounts on warrants and convertible debentures related to financing. It is anticipated that non-operating expense will decrease as unit sales volume increases, fixed overhead costs are covered and the Company's need for funding decreases. Excluding non-operating expense relating to the Company's funding requirements, the Company believes its cash flows would achieve a break-even level at approximately 15.9 million units.

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

Distribution Network

The Company's strategy is to act as a manufacturer and to develop a global distribution network for the product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa and Latin America. Several partnership agreements have been completed for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments as well as city and state public health departments within the United States to continue their commitment to prevention of STDs, including AIDS, by including female condoms in their programs. The Company is also dependent on finding appropriate partners for the private sector markets around the world. Once an agreement is completed, the Company is reliant on the effectiveness of its partners to market and distribute the product. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to implement prevention programs which include distribution of barrier methods against the AIDS crisis, or an inability of the Company to secure additional agreements for AIDS crisis, or an inability of the Company to secure additional agreements for new markets either in the public or private sectors could adversely affect the Company's financial condition and results of operations.

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

Government Regulation

The female condom is subject to regulation by the FDA, pursuant to the federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

Historically, the Company has incurred significant operating losses. Cash used in continuing operations was $2.8 million for 1999 and 1998. Historically, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

During 1999, the Company received approximately $1.3 million in proceeds from newly-issued notes payable, $1.5 million (net of transaction costs) from the sale of convertible debentures and warrants, $1.0 million from the issuance of common stock and $0.1 million from the issuance of common stock upon exercise of options. FHC used these amounts to fund current operations of the Company and to repay existing liabilities.

In the near term, FHC management expects operating losses and capital requirements to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world.

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. ("Vector"), an investment banking firm specializing in providing advice to healthcare and life-science companies. Pursuant to this agreement, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. This agreement has been extended through December 31, 1999. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.

On November 19, 1998, the Company executed a private equity line agreement with a private investor (the "Equity Line Agreement"). This agreement provides for the Company, at its sole discretion, subject to the conditions described below, to sell ("put") to the investor up to $6.0 million of the Company's common stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires on February 12, 2001 and, among other things, provides for minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. Puts cannot occur more frequently than every 20 trading days. Upon a proper put under this agreement, the investor purchases common stock at a discount of (a) 12% from the then current average market price of the Company's common stock, as determined under the Equity Line Agreement, if such average market price is at least $2 or (b) 18% from the then current average market price if such average market price is less than $2. In addition, the Company is required to pay its placement agent sales commissions in common stock or cash, at the placement agent's discretion, equal to 7% of the funds raised under the Equity Line Agreement and issue warrants to the placement agent to purchase shares of common stock, at an exercise price of $2.17 per share, equal to 10% of the shares of common stock sold by the Company under the Equity Line Agreement. Pursuant to the Equity Line Agreement, the Company issued the investor a Warrant to purchase 200,000 shares of common stock at $2.17 per share.

The Company is required to draw down a minimum of $1 million during the term of the Equity Line Agreement. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the term of the Equity Line Agreement. As of September 30, 1999, the Company has placed three puts for the combined cash proceeds of $485,000 providing the investor with a total of 482,964 shares of the Company's common stock. Each put was executed while the Company's stock price was below $2.00 per share. The timing and amount of the stock sales under the agreement are totally at the Company's discretion, subject to the Company's compliance with each of the following conditions at the time the Company requests a stock sale under the agreement:

         - the registration statement the Company filed with the SEC for resales of stock by the investor under the Equity Line Agreement must remain in effect;

         - all of the Company's representations and warranties in the Equity Line Agreement must be accurate and the Company must have complied with all of the Company's obligations in the Equity Line Agreement;

         - there may not be any injunction, legal proceeding or law prohibiting the Company's sale of the stock to the investor;

         - the Company's counsel must issue a legal opinion to the investor;

         - the sale must not cause the investor's ownership of the Company's common stock to exceed 9.9% of the outstanding shares of the Company's common stock;

         - the trading price of the Company's common stock over a five trading day preceding the date of the sale must equal or exceed $1.00 per share; and

         - the average daily trading volume of the Company's common stock for a 20 trading day period preceding the date of the sale must equal or exceed 17,000 shares.

The Company has a $1 million note due March 25, 2000 and a $250,000 note payable due February 12, 2000 to Mr. Stephen Dearholt, a Director of the Company. The Company also secured a $50,000 note payable due February 18, 2000 to Mr. O.B. Parrish, the Chairman of the Board and Chief Executive Officer of the Company.

The Company estimates that it may need up to $2.0 million before the end of 2000 to fund its anticipated cash needs for working capital, capital expenditures and debt obligations, depending on the level of sales of the female condom. However, at this stage in the Company's development, the amount and timing of its future capital requirements cannot be precisely determined. Many of the factors affecting the Company's capital requirements, including new market launches by its international partners and sales orders from existing customers, are outside of the Company's control. While the Company believes that its existing capital resources (including expected proceeds from sales of common stock pursuant to the Equity Line Agreement if the Company is able to satisfy the conditions for its use) will be adequate to fund its currently anticipated capital needs, if they are not, the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. In addition, there can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. Accordingly, the Company may not be able to realize all or any of the funds available to it under the Equity Line Agreement. For example, between September 30, 1999 and December 23, 1999, the Company's common stock trading price closed below $1 per share on 20 of 60 trading days.

Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources. While management believes that revenue from sales of the female condom will eventually exceed operating costs and that ultimately operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will ultimately be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the female condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. The Company may also find it difficult to raise funds from any debt financing because its existing creditors hold a first security interest in all of its assets. Any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations.

As of December 15, 1999, the Company had approximately $1.0 million in cash, net trade accounts receivable of $0.5 million and current trade accounts payable of $0.7 million. It is estimated that the Company's cash burn rate, without revenues, is approximately $0.6 million per month.

Impact Of Inflation And Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

Year 2000 Compliance

The Year 2000 issue is the potential for system and processing failures of date related data and is the result of the computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability manufacture its product, send invoices or engage in similar normal business activities.

The Company's State of Readiness. The Company may be affected by the Year 2000 issue related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties. The Company has completed its assessment of internal IT systems and non-IT systems. The Company's internal systems are located at its manufacturing facility in the United Kingdom and at its headquarters in Chicago, Illinois.

The Company's Year 2000 compliance project for its manufacturing facility was divided into four areas:

         - Manufacturing Process. The Company has assessed the Year 2000 compliance of each individual piece of equipment. For most of the Company's equipment, it has received assurances from the manufacturer or supplier that the equipment is Year 2000 compliant. For other equipment, the Company has been able to test the equipment for compliance. Based on these tests and the assurances of the manufacturers or suppliers, the Company believes that its manufacturing equipment is Year 2000 compliant.

         - Building and Site Facilities. The Company has tested the central computers which control building and site services such as heating and air conditioning, chilled water and vacuum systems supporting manufacturing, fire alarms and intruder alarms. The Company believes that these systems are Year 2000 compliant. Also, even if these systems do fail, the central controls can be manually overridden to ensure that they continue to function.

         - Site Administration. The Company has completed an upgrade of its accounting system for Year 2000 compliance. The Company also has received assurances of Year 2000 compliance from the manufacturers or suppliers of equipment such as photocopiers, personal computers, facsimile machines and other officer equipment. In addition, the Company believes that a failure of these systems would cause minimal disruption to its manufacturing operations.

         - Suppliers. The Company has obtained Year 2000 compliance assurances from most of its key suppliers, including single source suppliers of raw materials.

The Company's U.S. headquarters is not directly involved in the manufacturing of its product. The Year 2000 compliance assessment for the Company's U.S. operations is as follows:

         - The Company has completed a compliance assessment with the outside vendor of its software package for personal computer and desktop applications. The Company has made necessary upgrades for its accounting software to be Year 2000 compliant.

         - The Company has received assurances from the lessor of its headquarters building that the significant building systems are Year 2000 compliant.

Costs to Address the Company's Year 2000 Issues. The majority of the Company's Year 2000 issues were corrected either through systems upgrades or normal maintenance contracts. The costs associated with remediating the Company's non-compliant IT systems and non-IT systems have not been material.

Risks to the Company for Year 2000 Issues. With regard to systems under the Company's control, the Company knows of no significant exposure that it has to the Year 2000 issue since, if necessary, the Company's systems are capable of accepting manually entered data. The worst case scenario is that the Company would have to revert back to manual systems. The Company believes that its customers and vendors are at various stages of compliance but the Company has not been made aware of significant Year 2000 issues that would materially affect the Company's business with them. The Company will continue to monitor

Year 2000 compliance with its customers and vendors throughout 1999 but will not be able to achieve the same degree of certainty that it can with its own internal systems.

The Company's Contingency Plan. Over the January 1, 2000 weekend, the Company expects to make personnel available to handle issues that may arise. To the extent that unanticipated compliance issues arise with respect to the Company's internal systems, the Company believes that it will be able to implement alternative IT systems or manual systems. The Company's ability to respond to non-compliance by its key suppliers will be limited, and therefore could significantly harm the Company's business.

New Accounting Pronouncements

Please see new "Current Accounting Pronouncements" in Note 1 in financial statements.

                            THE FEMALE HEALTH COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 7.  Financial Statements

Document                                                                                               Page No.
--------                                                                                               --------
Audited Consolidated Financial Statements.

     Report of McGladrey & Pullen, LLP, Independent Auditors.                                                19

     Consolidated Balance Sheet as of September 30, 1999.                                                    20

     Consolidated Statements of Operations for the years ended
       September 30, 1999 and 1998.                                                                          21

     Consolidated Statements of Stockholders' Equity for the years ended
       September 30, 1999 and 1998.                                                                  22 and  23

     Consolidated Statements of Cash Flows for the years ended
       September 30, 1999 and 1998.                                                                  24 and  25

     Notes to Consolidated Financial Statements.                                                  26 through 41

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
The Female Health Company
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and subsidiaries, as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that The Female Health Company will continue as a going concern. As more fully described in Note 13, the Company has experienced slower than expected growth in revenues from its sole product, which has adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that may result from the outcome of this uncertainty.



/s/ McGladrey & Pullen LLP
Schaumburg, Illinois
November 11, 1999

THE FEMALE HEALTH COMPANY

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash                                                                                                  $      570,709
  Accounts receivable, net of allowance for doubtful accounts
    of $108,000 and allowance for product returns of $227,000                                                1,572,455
  Inventories                                                                                                1,015,202
  Prepaid expenses and other current assets                                                                    477,482
                                                                                                        --------------

          TOTAL CURRENT ASSETS                                                                               3,635,848
                                                                                                        --------------

Other Assets
  Intellectual property, net of accumulated amortization of
    $455,600                                                                                                   756,902
  Other assets                                                                                                 157,111
                                                                                                        --------------
                                                                                                               914,013
                                                                                                        --------------

Property, Plant and Equipment
  Equipment, furniture and fixtures                                                                          3,943,710
  Less accumulated depreciation                                                                              1,986,428
                                                                                                        --------------
                                                                                                             1,957,282
                                                                                                        --------------

                                                                                                        $    6,507,143
                                                                                                        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable, related party, net of unamortized discount of
    $115,377                                                                                            $    1,184,623
  Convertible debentures, net of unamortized discount of $680,645                                              819,355
  Accounts payable                                                                                             612,043
  Accrued expenses and other current liabilities                                                               424,193
  Preferred dividends payable                                                                                   73,553
                                                                                                        --------------

          Total current liabilities                                                                          3,113,767
                                                                                                        --------------

Long-Term Liabilities
  Deferred gain on sale of facility                                                                          1,583,260
  Other long term liabilities                                                                                   87,146
                                                                                                        --------------
                                                                                                             1,670,406
                                                                                                        --------------

Stockholders' Equity
  Convertible Preferred Stock, Series 1, par value $.01 per share.
    Authorized 5,000,000 shares; issued and outstanding 660,000
    shares.                                                                                                      6,600
  Common Stock, par value $.01 per share. Authorized 22,000,000
    shares; issued and outstanding 11,929,580 shares.                                                          119,297
  Additional paid-in capital                                                                                46,820,778
  Unearned consulting fees                                                                                    (201,374)
  Accumulated other comprehensive income                                                                       189,847
  Accumulated deficit                                                                                      (45,180,102)
                                                                                                        --------------
                                                                                                             1,755,046
  Treasury Stock, at cost, 20,000 shares of common stock                                                       (32,076)
                                                                                                        --------------
                                                                                                             1,722,970
                                                                                                        --------------
                                                                                                        $    6,507,143
                                                                                                        ==============



See Notes to Financial Statements.

THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                        1999                 1998
-----------------------------------------------------------------------------------------------------------------------
Net revenues                                                                    $       4,715,477      $      5,451,399
                                                                                ---------------------------------------
Cost of products sold:
  Cost of goods sold                                                                    4,605,141             6,130,819
  Change in obsolescence allowance                                                         (6,394)             (857,450)
                                                                                ---------------------------------------
          Total cost of products sold                                                   4,598,747             5,273,369
                                                                                ---------------------------------------

          GROSS PROFIT                                                                    116,730               178,030
                                                                                ---------------------------------------

Operating expenses:
  Advertising and promotion                                                               251,867               433,821
  Selling, general and administrative                                                   2,890,860             2,895,108
                                                                                ---------------------------------------
          Total operating expenses                                                      3,142,727             3,328,929
                                                                                ---------------------------------------

          OPERATING (LOSS)                                                             (3,025,997)           (3,150,899)
                                                                                ---------------------------------------
Nonoperating income (expense):
  Interest expense                                                                       (860,523)             (456,662)
  Interest income                                                                          36,030               133,104
  Nonoperating income                                                                     100,181               117,141
                                                                                ---------------------------------------
                                                                                         (724,312)             (206,417)
                                                                                ---------------------------------------

          NET (LOSS)                                                                   (3,750,309)           (3,357,316)

Preferred dividends accreted, Series 2                                                         --               817,000
Preferred dividends, Series 1                                                             133,919               132,669
                                                                                ---------------------------------------

          Net (loss) attributable to common stockholders                        $      (3,884,228)     $     (4,306,985)
                                                                                =======================================

          Net (loss) per common share outstanding                                           (0.36)                (0.43)

Weighted average common shares outstanding                                             10,890,173             9,971,493


See Notes to Financial Statements.

THE FEMALE HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                    Unearned
                                                  Preferred        Common    Additional Paid-      Consulting
                                                    Stock           Stock       in Capital            Fees
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                        $ 6,800      $ 95,145      $40,238,387                  --
Issuance of 729,927 shares of Preferred Stock          7,299            --        1,836,085                  --
   (net of offering costs of $156,616)
Issuance of 729,927 shares of Common Stock            (7,299)        7,299               --                  --
   upon conversion of Preferred Stock
Issuance of 29,400 shares of Common Stock upon            --           294           58,506                  --
   exercise of stock options
Issuance of 25,000 shares of Common Stock for             --           250           93,500                  --
   consulting services
Issuance of 107,000 shares of Common Stock                --         1,070          306,555                  --
   under stock bonus plan
Issuance of 10,000 shares of Common Stock upon            --           100           19,900                  --
   exercise of warrants
Issuance of 18,000 options to employees                   --            --           51,660                  --
Issuance of warrants with short-term notes                --            --          297,500                  --
   payable
Issuance of warrants for professional services            --            --          114,750                  --
Preferred Stock dividends                                 --            --               --                  --
Preferred Stock dividends accreted                        --            --          817,000                  --
Purchase of 10,000 shares of Common Stock held            --            --               --                  --
   in Treasury
Comprehensive income (loss):
  Net (loss)                                              --            --               --                  --
 Foreign currency translation adjustment                  --            --               --                  --

Comprehensive income (loss)
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998 (balance forward)      $ 6,800      $104,158      $43,833,843                  --



                                                     Accumulated
                                                        Other                          Cost of
                                                    Comprehensive       Accumulated   Treasury
                                                       Income            Deficit        Stock         Total
---------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                            $203,195     $(36,988,889)         --      $ 3,554,638
Issuance of 729,927 shares of Preferred Stock                  --               --          --        1,843,384
   (net of offering costs of $156,616)
Issuance of 729,927 shares of Common Stock                     --               --          --               --
   upon conversion of Preferred Stock
Issuance of 29,400 shares of Common Stock upon                 --               --          --           58,800
   exercise of stock options
Issuance of 25,000 shares of Common Stock for                  --               --          --           93,750
   consulting services
Issuance of 107,000 shares of Common Stock                     --               --          --          307,625
   under stock bonus plan
Issuance of 10,000 shares of Common Stock upon                 --               --          --           20,000
   exercise of warrants
Issuance of 18,000 options to employees                        --               --          --           51,660
Issuance of warrants with short-term notes                     --               --          --          297,500
   payable
Issuance of warrants for professional services                 --               --          --          114,750
Preferred Stock dividends                                      --         (132,669)         --         (132,669)
Preferred Stock dividends accreted                             --         (817,000)         --               --
Purchase of 10,000 shares of Common Stock held                 --               --     (19,330)         (19,330)
   in Treasury
Comprehensive income (loss):                                                                                 --
  Net (loss)                                                   --       (3,357,316)         --       (3,357,316)
  Foreign currency translation adjustment                 101,785               --          --          101,785
                                                                                                    -----------
Comprehensive income (loss)                                                                          (3,255,531)
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998 (balance forward)          $304,980     $(41,295,874)   $(19,330)     $ 2,934,577


THE FEMALE HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                Additional       Unearned
                                                       Preferred    Common       Paid-in        Consulting
                                                         Stock      Stock        Capital           Fees
    -----------------------------------------------------------------------------------------------------------
     Balance at September 30, 1998 (balance              $6,800    $104,158     $43,833,843                  --
     forwarded)
     Issuance of 482,964 shares of Common Stock              --       4,685         480,315                  --
        under equity line of credit
     Issuance of 20,718 shares of Common Stock             (200)        200              --                  --
        upon conversion of Preferred Stock
     Issuance of 120,000 shares of Common Stock              --       1,200         128,760                  --
        upon exercise of warrants
     Issuance of 175,000 shares of Common Stock              --       1,750         184,188            (185,938)
        for consulting services
     Issuance of warrants with convertible                   --          --       1,276,300                  --
        debentures
     Issuance of 15,000 shares of Common Stock               --         150          23,288                  --
        under stock bonus plan
     Issuance of 18,000 shares of Common Stock               --         180          16,695                  --
        upon exercise of stock options
     Issuance of warrants with short-term notes              --          --         253,515                  --
        payable
     Issuance of 30,691 shares of Common Stock as            --         307          31,058                  --
        payment of preferred stock dividends
     Issuance of warrants for consulting  services           --          --          99,483             (99,483)
     Preferred Stock dividends                               --          --              --                  --
     Purchase of 10,000 Shares of Common Stock               --          --              --                  --
        held in Treasury
     Issuance of 666,671 shares of Common Stock              --       6,667         493,333                  --
     Amortization of unearned consulting fees                --          --              --              84,047
     Comprehensive income (loss):
       Net (loss)                                            --          --              --                  --
       Foreign currency translation adjustment               --          --              --                  --
     Comprehensive income (loss)
    -----------------------------------------------------------------------------------------------------------
     Balance at September 30, 1999                       $6,600    $119,297     $46,820,778           $(201,374)
    -----------------------------------------------------------------------------------------------------------


                                                       Accumulated
                                                          Other                         Cost of
                                                      Comprehensive   Accumulated      Treasury
                                                          Income        Deficit         Stock         Total
    -----------------------------------------------------------------------------------------------------------
     Balance at September 30, 1998 (balance           $304,980       $(41,295,874)     $(19,330)    $ 2,934,577
     forwarded)
     Issuance of 482,964 shares of Common Stock             --                 --            --         485,000
        under equity line of credit
     Issuance of 20,718 shares of Common Stock              --                 --            --              --
        upon conversion of Preferred Stock
     Issuance of 120,000 shares of Common Stock             --                 --            --         129,960
        upon exercise of warrants
     Issuance of 175,000 shares of Common Stock             --                 --            --              --
        for consulting services
     Issuance of warrants with convertible                  --                 --            --       1,276,300
        debentures
     Issuance of 15,000 shares of Common Stock              --                 --            --          23,438
        under stock bonus plan
     Issuance of 18,000 shares of Common Stock              --                 --            --          16,875
        upon exercise of stock options
     Issuance of warrants with short-term notes             --                 --            --         253,515
        payable
     Issuance of 30,691 shares of Common Stock as           --                 --            --          31,365
        payment of preferred stock dividends
     Issuance of warrants for consulting  services          --                 --            --              --
     Preferred Stock dividends                              --           (133,919)           --        (133,919)
     Purchase of 10,000 Shares of Common Stock              --                 --       (12,746)        (12,746)
        held in Treasury
     Issuance of 666,671 shares of Common Stock             --                 --            --         500,000
     Amortization of unearned consulting fees               --                 --            --          84,047
     Comprehensive income (loss):
       Net (loss)                                           --         (3,750,309)           --      (3,750,309)
       Foreign currency translation adjustment        (115,133)                --            --        (115,133)
     Comprehensive income (loss)                                                                     (3,865,442)
    -----------------------------------------------------------------------------------------------------------
     Balance at September 30, 1999                    $189,847       $(45,180,102)     $(32,076)    $ 1,722,970
    -----------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                        1999                 1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net (loss)                                                                    $     (3,750,309)       $    (3,357,316)

    Adjustments to reconcile net (loss) to net cash (used in)
      operating activities:
      Depreciation                                                                       468,758                533,994
      Amortization of intellectual property rights                                       119,501                123,437
      Provision for (recovery of) inventory obsolescence                                  (6,394)              (857,450)
      Provision for doubtful accounts, returns and discounts                              22,460                 24,717
      Issuance of common stock for bonuses and
       consulting services                                                                23,438                401,375
      Issuance and revaluation of warrants and options
      Amortization of unearned consulting fees                                            84,047                      -
      Amortization of discounts on notes payable
       and convertible debentures                                                        671,854                329,327
      Amortization of deferred income realized
       on U.K. grant                                                                    (142,723)               (61,274)
      Amortization of deferred gain on sale and leaseback
       of building                                                                       (91,772)               (94,795)
      Amortization of debt issuance costs                                                174,124                     --
      Changes in operating assets and liabilities:
       Accounts receivable                                                              (507,929)              (538,219)
       Inventories                                                                      (105,433)               891,421
       Prepaid expenses and other current assets                                         149,617                (92,058)
       Accounts payable                                                                  128,165               (411,286)
       Accrued expenses and other current liabilities                                    (78,733)               188,798
                                                                                ---------------------------------------
          Net cash (used in) operating activities                                     (2,841,329)            (2,752,919)
                                                                                ---------------------------------------

INVESTING ACTIVITIES
  Capital expenditures                                                                   (22,637)               (58,827)
  Proceeds from repayment of note receivable                                                  --                750,000
  Proceeds from return of lease deposits                                                      --                 90,859
                                                                                ---------------------------------------
Net cash (used in) provided by investing activities                                      (22,637)               782,032
                                                                                ---------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock                                                   --              1,843,384
  Proceeds from issuance of common stock                                                 500,000                     --
  Proceeds from issuance of common stock upon exercise
    under the equity line of credit                                                      485,000                     --
  Proceeds from issuance of common stock upon exercise
   of options and warrants                                                               146,835                 78,800
  Proceeds from related party notes issued                                             1,300,000              1,000,000
  Proceeds from convertible debentures issued                                          1,305,000                     --
  Purchase of common stock held in treasury                                              (12,746)               (19,330)
  Dividend paid on preferred stock                                                      (161,670)                    --
  Payments on notes payable, related party                                            (1,000,000)            (1,000,000)
  Payments on long-term debt and capital lease obligations                              (638,620)              (113,131)
                                                                                ---------------------------------------
          Net cash provided by financing activities                                    1,923,799              1,789,723
                                                                                ---------------------------------------


THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                                        1999                 1998
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         $      30,589          $         27,984
                                                                                ---------------------------------------

          Net (decrease) in cash                                                     (909,578)                 (153,180)
Cash at beginning of year                                                           1,480,287                 1,633,467
                                                                                ---------------------------------------

Cash at end of year                                                             $     570,709          $      1,480,287
                                                                                =======================================

Supplemental Cash Flow Disclosures:
  Interest paid                                                                 $     190,444          $        125,246


Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Issuance of warrants on convertible debentures and
    notes payable                                                               $   1,529,815          $        297,500
  Common stock issued for payment of preferred stock dividends                         31,365                        --
  Preferred dividends declared, Series 1                                              133,919                   132,669
  Preferred dividends accreted, Series 2                                                   --                   817,000



See Notes to Financial Statements.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Equipment and furniture and fixtures: Depreciation and amortization is computed by the estimated useful lives of the respective assets which range as follows:

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

Research and Development Costs: Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 1999 and 1998 was $122,196 and $2,500, respectively.

Stock-Based Compensation: The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has provided pro forma disclosures of net income as if the fair value-based method prescribed by Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). was used in measuring compensation expense in Note 7.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising: The Company's policy is to expense production costs in the period in which the advertisement is initially presented to consumers.

Income taxes: The Company files separate income tax returns for its foreign subsidiaries. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carryforwards for income tax purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

Earnings per share (EPS): The Company has adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share. FAS No. 128 requires the presentation of "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred or convertible debt and the exercise of stock options and warrants for all periods. Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

New Accounting Pronouncements: The Financial Accounting Standards Board has issued Statement No. 130, Reporting Comprehensive Income, that the Company adopted during its year ended September 30, 1999. The Statement establishes standards for reporting and presentation of comprehensive income and its components. The Statement requires that items recognized as components of comprehensive income be reported in a financial statement. The Statement also requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the years ended September 30, 1999 and 1998, the Company's components of comprehensive income (loss) consisted of its reported net (loss) and foreign currency translation adjustments.

Effective December 31, 1998, the Company adopted FAS No. 131, Disclosures of an Enterprise and Related Information (FAS 131). FAS 131 superseded FAS No. 14, Financial Reporting for Segments of a Business Enterprise. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates primarily in one industry segment while operating in both foreign and domestic regions. See Note 10.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 1998, the Financial Accounting Standards Board issues FAS 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which is required to be adopted in years beginning after June 15, 1999. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management believes that the adoption of FAS No. 133 will have no material impact on the Company.

NOTE 2. INVENTORIES

The components of inventory consist of the following at September 30, 1999:

Raw materials
Work in process                                                                                       $      230,765
Finished goods                                                                                               270,184
                                                                                                             546,473
Less allowance for obsolescence                                                                              (32,220)
                                                                                                      --------------
                                                                                                      $    1,015,202
                                                                                                      ==============


NOTE 3. LEASES

The Company entered into a seven-year operating lease with a third party for office space effective September 12, 1994. The Company also had an informal agreement to reimburse an affiliate for office space used by the officers of the Company through October 31, 1998. The affiliate's lease is with an unrelated third party which expires January 31, 2001. On November 1, 1998 the office space was sublet for the remaining term of the lease. Reimbursement for the affiliate rent expense was $14,999 and $48,146 in 1999 and 1998, respectively, which in 1999 is net of sublease rentals of $35,018.

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received $3,365,000 (Pound Sterling 1,950,000) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $336,000 ( Pound Sterling 195,000) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make a security deposit of $336,000 ( Pound Sterling 195,000) to be reduced in subsequent years. The facility had a net book value of $1,398,819 (Pound Sterling 810,845) on the date of the transaction. The $1,966,181 (Pound Sterling 1,139,155) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 1999 was $1,583,260 (Pound Sterling 982,537).

--------------------------------------------------------------------------------

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.      LEASES (CONTINUED)

In 1987, a subsidiary entered into a lease for office and factory space expiring January 31, 2001. These offices and factory space were vacated and subsequently this space was subleased to a third party for a period expiring January 31, 2001. At the time the sublease was entered into a liability was established for all future costs to the end of the lease, net of expected sublease receipts.

Details of operating lease expense in total and separately for transactions with related parties is as follows:



                                                                                              September 30,
                                                                                          1999              1998
                                                                                    -----------------------------------
Operating lease expense:
   Factory and office leases                                                         $      691,399   $         820,695
   Office space previously used by officers (net of sublease rentals)                        14,999              48,146
   Other                                                                                     22,231              17,811
                                                                                     ----------------------------------
                                                                                     $      728,629   $         886,652
                                                                                     ==================================


Future minimum payments under operating leases, including planned reimbursement of an affiliate for office space previously used by officers, consisted of the following at September 30, 1999:



                                                                                                           Rentals
                                                                                                          Receivable
                                                                                                            Under
                                                                                         Operating        Subleases
                                                                                    ----------------------------------
2000                                                                                $        481,063   $        39,204
2001                                                                                         443,513            13,068
2002                                                                                         321,778                 -
2003                                                                                         321,778                 -
2004                                                                                         320,893                 -
Thereafter                                                                                 3,884,472                 -
                                                                                    ----------------------------------
Total minimum payments                                                              $      5,773,497   $        52,272
                                                                                    ==================================



NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

During 1998, the Company repaid and then subsequently borrowed $1,000,000 from Mr. Dearholt, a current director of the Company. The outstanding note payable had an interest rate of 12% and was paid in full in 1999. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock at $2.25 per share, which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $297,500. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2006.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.      NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

The discount in combination with the note's 12% coupon resulted in an effective interest rate of 63 percent on the note. During 1999, the Company repaid and then subsequently borrowed $1,000,000 from Mr. Dearholt. The outstanding note payable bears interest at 12% and is payable in full in 2000. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock at $1.16 per share, which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $194,574. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2008. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 200,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 1999, net of unamortized discount of $93,626. The discount in combination with the note's 12% coupon resulted in an effective interest rate of 35 percent on the note.

Additionally, during 1999 the Company borrowed $250,000 from Mr. Dearholt and $50,000 from O.B. Parrish, also a current director of the Company. Each note payable bears interest at 12% and is payable in full in 2000. As part of the transactions, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 50,000 and 10,000 shares of the Company's common stock at $1.35 and $1.25 per share, respectively, which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the notes of $49,219 and $9,722, respectively. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2008 and 2007, respectively. Also if the Company defaults on its obligation under the note, the Company is required to issue an additional 50,000 and 10,000 shares of its common stock to Mr. Dearholt and Mr. Parrish, respectively, in addition to all other remedies to which each is entitled. The notes are recorded at September 30, 1999, net of unamortized discounts of $18,018 and $3,733, respectively. The discount in combination with the notes' 12% coupon resulted in an effective interest rate of 35 percent for each note.

On June 1, 1999 the Company completed a private placement of convertible debentures in the principal amount of $1,500,000 and warrants to purchase 1,875,000 shares of common stock. The convertible debentures are convertible into shares of the Company's common stock as follows: the first 50% of the original principal balance and any accrued but unpaid interest thereon is convertible into common stock at the investor's election, at any time after one year, based on a per share price equal to the lesser of 70% of the market price of the Company's common stock at the time of conversion or $1.25, the second 50% of the original principal balance and, any accrued but unpaid interest thereon, is convertible into common stock at the investor's election at any time after one year based on a per share price equal to the lesser of 70% of the market price of the Company's common stock at the time of conversion or $2.50. The convertible debentures are payable one year after issuance or, if the Company elects, two years after issuance. If the term extended for the extra one year, the Company must issue to the investor at the time of execution, 375,000 additional warrants to purchase shares of the Company's common stock on the same terms as the other warrants. Interest on the convertible debentures is due at a rate of 8% per annum, payable quarterly in either cash or, at the debentureholder's option, common stock of the Company.

The convertible debentures are collateralized by a first security interest in all of the Company's assets. In addition, if the Company defaults in payment of the principal or interest due on the convertible

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.      NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

debentures in accordance with their terms, the Company must immediately issue 1,500,000 shares of its common stock to the investor at no cost. The issuance of these shares will not affect any of the outstanding warrants then held by the investor, which warrants will continue in effect in accordance with their terms.

Additionally, warrants to purchase 337,500 shares of the Company's common stock were issued to the Company's placement agent in this offering. The warrants have a term of five years and are exercisable at an exercise price equal to the lesser of 70% of the market price of the common stock at the time of the exercise or $1.00. The warrants were valued at $224,500 which was recorded as additional paid-in capital.

The convertible debentures beneficial conversion feature is valued at $336,400 and the warrants to purchase 1,875,000 shares of the Company's common stock are valued at $715,100. In accordance with SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants (a total of $1,051,500) as additional paid in capital. The corresponding amount of $1,051,500 was recorded as a discount on convertible debentures and is amortized over 1 year using the interest rate method. The note is recorded net of a discount of $680,645 at September 30, 1999. The discount in combination with the debenture's 8% coupon resulted in an effective interest rate of 159 percent for the debentures. Upon completion of the convertible debenture private placement $195,000 of issuance costs were charged to equity.

On April 6, 1999 the Company restructured its $602,360 (Pound Sterling 370,000) Aage V. Jensen Charity Foundation note payable. The terms included immediate payment of $177,000 (Pound Sterling 110,000) as of the date of the restructuring agreement and required nine installment payments beginning April 15, 1999 and concluding on December 10, 1999. To avoid incurring additional interest related to the loan, the Company paid off the entire loan on June 10, 1999.

NOTE 5. INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 1999 and 1998, are as follows:



                                                                                               September 30,
                                                                                          1999              1998
                                                                                     ---------------------------------
Tax credit statutory rates                                                           $   (1,275,100)   $    (1,141,490)
Nondeductible expenses                                                                       59,300             47,900
State income tax, net of federal benefits                                                  (177,700)          (159,100)
Benefit of net operating loss not recognized, increase in valuation allowance             1,374,500          1,252,690
Other                                                                                        19,000                  -
                                                                                     =================================
                                                                                     $            -    $             -
                                                                                     =================================


THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES (CONTINUED)

As of September 30, 1999, the Company had federal and state net operating loss carryforwards of approximately $32,853,000 for income tax purposes expiring in years 2005 to 2015. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $150,000 at September 30, 1999, expiring in years 2000 to 2010. The Company's U.K. subsidiary, The Female Health Company - UK, plc subsidiary has U.K. net operating loss carryforwards of approximately $68,010,000 as of September 30, 1999. These U.K. net operating loss carryforwards can be carried forward indefinitely to be used to offset future U.K. taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 1999:

Deferred tax assets:
   Federal net operating loss carryforwards                  $        11,170,000
   State net operating loss carryforwards                              2,166,000
   Foreign net operating loss carryforwards                           20,403,000
   Foreign capital allowances                                          4,008,000
   Tax credit carryforwards                                              150,000
   Accounts receivable allowances                                        138,000
   Other                                                                  17,000
                                                             -------------------
Total gross deferred tax assets                                       38,052,000
Valuation allowance for deferred tax assets                           38,036,000
                                                             -------------------
Deferred tax assets net of valuation allowance                            16,000
Deferred tax liabilities:
   Equipment, furniture and fixtures                                     (16,000)
                                                             -------------------
Net deferred tax assets                                      $                -
                                                             ===================

The valuation allowance increased by $1,711,000 and $1,252,690 for the years ended September 30, 1999 and 1998, respectively.

NOTE 6. ROYALTY AGREEMENTS

The Company has royalty agreements for sales of its products which provide for royalty payments based on sales quantities and achievement of specific sales levels. The amount of royalty expense was $38,451 for the year ended September 30, 1998. There was no royalty expense for the year ended September 30, 1999.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.        COMMON STOCK

Stock Option Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 58,128 shares available for future grants as of September 30, 1999. The Company has also granted options to one of its legal counsel and an affiliate. Certain options are vested and exercisable upon issuance, others over periods up to four years and still others based on the achievement of certain performance criteria by the Company and market prices of its common stock.

Summarized information regarding all of the Company's stock options is as follows:

                                                                                                          Weighted
                                                                                                          Average
                                                                                       Number of          Exercise
                                                                                        Shares             Price
                                                                                    -----------------------------------

Outstanding at September 30, 1997                                                         1,460,746   $           2.92
   Granted                                                                                   18,000               0.01
   Exercised                                                                               (29,400)               2.00
   Expired or canceled                                                                    (274,868)               5.50
                                                                                    ----------------

Outstanding at September 30, 1998                                                         1,174,478               2.29
   Granted                                                                                1,876,000                .86
   Exercised                                                                               (18,000)                .01
   Expired or canceled                                                                     (79,178)               6.75
                                                                                    ----------------

Outstanding at September 30, 1999                                                         2,953,300   $           1.27
                                                                                    ================

Options shares exercisable at September 30, 1999 and 1998 are 425,766 and 463,410, respectively.

Options Outstanding and Exercisable


     Range of             Number           Wghted. Avg.       Wghted. Avg.          Number           Wghted. Avg.
     Exercise           Outstanding         Remaining           Exercise          Exercisable          Exercise
      Prices            At 9/30/99             Life               Price           at 9/30/99            Price
---------------------------------------------------------------------------------------------------------------------

               $.85          1,860,000                 8.9               $.85                  -                $  -
             1.5625             16,000                 6.3             1.5625                  -                   -
               2.00          1,077,300                 4.8               2.00            425,766                2.00
--------------------------------------------------------------------------------------------------------------------
      $.85 to $2.00          2,953,300                 7.4              $1.27            425,766               $2.00
====================================================================================================================

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.      COMMON STOCK (CONTINUED)

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for all awards during Fiscal 1997 and 1998 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                   Year Ending September 30,
                                                                        Loss                            Loss
                                                        1999         Per Share          1998          Per Share
                                                 ---------------------------------------------------------------
Net loss attributable to common stockholders
                                                 $     (3,884,228) $        (.36) $    (4,306,985) $       (0.43)
Compensation expense related to stock options
   granted                                               (371,902)          (.03)        (615,776)         (0.06)
                                                 ===============================================================
                                                 $     (4,256,130) $       (0.39) $    (4,922,731) $       (0.49)
                                                 ===============================================================

As the provisions of FAS 123 have been applied only to options granted since September 30, 1995, the resulting pro forma compensation cost is not representative of that to be presented in future years, when the pro forma cost would be fully reflected.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 63.4% and 69.1% and risk-free interest rates of 5.0% and 4.43% for 1999 and 1998, respectively; and expected lives of one to three years and 0.0% dividend yield in both periods. The weighted average fair value of options granted was $.61 and $2.87 for the years ended September 30, 1999 and 1998, respectively.

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

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.      COMMON STOCK (CONTINUED)

Stock Bonus Plan

During 1997, the Company adopted a stock bonus plan ("1997 Bonus Plan") to provide stock bonuses in lieu of cash bonuses to key employees who are responsible for the Company's future growth and financial success. The 1997 Bonus Plan provides for the award of up to 200,000 shares which are nontransferable and subject to a risk of forfeiture for one year subsequent to grant date. During the year ended September 30, 1998, 107,000 shares of restricted stock had been issued to key employees and consultants. During the year ended September 30, 1999, 15,000 shares of restricted stock were issued to key employees. Expense under the plan was $23,438 and $307,625 for the years ended September 30, 1999 and 1998, respectively.

Common Stock Purchase Warrants

The Company enters into consulting agreements with separate third party professionals to provide investor relations services and financial advisory services. In connection with the consulting agreements, the Company granted warrants to purchase common stock. At September 30, 1999, 165,000 warrants were exercisable.

In 1998, the Company issued 165,000 warrants and recognized consulting expense and additional paid-in capital of $114,750. In 1999, the Company issued 100,000 warrants. The value of the warrants of $99,483 was recognized as unearned consulting fees and additional paid-in capital and the expense is being recognized over the term of the agreement.

There were 120,000 warrants exercised during 1999. At September 30, 1999, the following warrants were outstanding:

                                                                                                     Number
                                                                                                   Outstanding
                                                                                                  --------------
Warrants issued in connection with:
   Investor relations services contract                                                                   90,000
   Financial advisory services contract                                                                  175,000
   Convertible Debentures                                                                              2,320,034
   Convertible Preferred Stock                                                                           176,000
   Equity Line of Credit                                                                                 200,000
   Notes Payable                                                                                         900,000
                                                                                                  --------------
   Outstanding at September 30, 1999                                                                   3,861,034
                                                                                                  ==============

At September 30, 1999, the Company had reserved a total of 7,132,462 shares of its common stock for the exercise of options and warrants outstanding. This amount includes shares reserved to satisfy obligations due if the Company defaults on the payment of interest or principal on $1.3 million of notes due between February and March 2000.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.      COMMON STOCK (CONTINUED)

Issuance of Stock

The Company has issued common stock to consultants for providing investor relation services. In 1998, the Company issued 25,000 shares of common stock with a market value of $93,750 which was recognized as consulting expense. In 1999, the Company issued 175,000 shares of common stock with a market value of $185,938 which was recorded as unearned consulting fees which is being recognized over the term of the agreement.

NOTE 8. PREFERRED STOCK

The Company has outstanding 660,000 shares of 8% cumulative convertible preferred stock (Series 1). Each share of preferred stock is convertible into one share of the Company's common stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock. During 1999, 20,000 shares were converted into common stock.

On December 31, 1997, the Company completed a private placement of 729,927 shares of Class A Convertible Preferred Stock - Series 2 (the "Series 2 Preferred Stock") and warrants to purchase 240,000 shares of common stock. The Series 2 Preferred Stock was sold at a per share price of $2.74, resulting in net proceeds to the Company of $1.84 million, net of issuance costs of $156,616. The Series 2 Preferred Stock automatically converted into common stock on a one-for-one basis, on April 3, 1998, the date in which the registration statement registering the resale of the common stock was declared effective by the SEC. The investors received four-year warrants to purchase 240,000 shares of common stock exercisable at a price per share equal to the lesser of $3.425 or the average of the three closing bid prices per share of common stock for any three consecutive trading days chosen by the investor during the 30 trading day period ending on the trading day immediately prior to the exercise of the warrants. Individuals providing services to the Company's placement agent for the above convertible Preferred Stock received warrants to purchase 4,000 shares of common stock exercisable at any time prior to December 31, 2001, at $4.11 per share.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.      PREFERRED STOCK (CONTINUED)

The Company's private placement of convertible Preferred Stock - Series 2 on December 31, 1997 included a beneficial conversion feature valued at $500,000 and four-year warrants to purchase additional shares of common stock valued at $317,000. In accordance with new SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants, a total of $817,000 as additional paid-in capital. The corresponding discount of $817,000, associated with the issuance of the convertible preferred stock is a one-time, non-recurring charge that has been fully amortized and reflected as preferred dividends accreted in the consolidated statements of operations for the year ended June 30, 1998. The dividend accretion had no impact on the Company's cash flow from operations.

NOTE 9. EMPLOYEE RETIREMENT PLAN

Effective October 1, 1997, the Company adopted a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $6,000 annual compensation to the plan. The Company has elected to match 100% of employee contributions to the plan up to a maximum of 1% of employee compensation for the year. Company contributions were $6,541 and $11,947 for 1999 and 1998, respectively.

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

                                                                                                  September 30,
(Amounts in Thousands)                                                                       1999              1998
                                                                                    --------------------------------
Net revenues:
   United States                                                                    $        2,350      $      2,481
   International                                                                             2,365             2,970

Operating profit (loss):
   United States                                                                            (2,665)            (2,731)
   International                                                                              (361)              (420)

Identifiable assets
   United States                                                                             1,760              2,088
   International                                                                             4,747              5,471

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. INDUSTRY SEGMENTS AND FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transaction reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and International revenues increased by $177,000 and $396,000 in 1999 and 1998, respectively.

NOTE 11. CONTINGENT LIABILITIES

The Company's future obligations under the terms of a facilities lease were assigned by the Company and assumed by the buyer as part of the 1996 sale of the Company's subsidiary WPC Holdings, Inc. However, because the third party creditor did not release the Company from any future liability under the lease agreement at the time of their assignment, the Company remains contingently liable if Holdings defaults in making any payments under the agreement. At September 30, 1999, the total future payments under the lease agreement were $2.5 million.

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

NOTE 12. RELATED PARTY TRANSACTIONS

For 1998, the Company paid the rent for office space leased by Phoenix Health Care of Illinois, Inc. ("Phoenix"), a company that owns approximately 270,000 shares of the Company's outstanding common stock and has three officers and directors that are also officers and directors of the Company. This leased space was subleased as of November 1, 1998.

During 1998 the Company awarded Phoenix 25,000 shares of restricted common stock with a market value of approximately $93,750 for consulting services provided to the Company. No such amount was awarded in 1999.

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

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.       CONTINUING OPERATIONS AND SUBSEQUENT EVENT

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $3.8 million for the year ended September 30, 1999, and as of September 30, 1999, had an accumulated deficit of $45.2 million. At September 30, 1999, the Company had working capital of $.4 million and stockholders' equity of $1.7 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing advice to healthcare and life-science companies. Pursuant to this agreement, as extended, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction. Management is currently determining whether the Company should seek to extend this arrangement.

On November 19, 1998, the Company executed an agreement with a private investor (the Equity Line Agreement). This agreement provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $6.0 million of the Company's common stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires 24 months after the effective date of the pending registration statement and, among other things, provides for minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The Company is required to draw down a minimum of $1 million during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period. As of September 30, 1999, the Company had placed three puts for the combined cash proceeds of $485,000 providing the investor with a total of 482,964 shares of the Company's common stock.

The timing and amounts of the stock sales under the agreement are totally at the Company's discretion, subject to the Company's compliance with each of the following conditions at the time the Company requests a stock sale under the agreement:

         - the registration agreement the Company filed with the SEC for sales of stock under the agreement must remain in effect;

         - all of the Company's representation and warranties in the agreement must be accurate and the Company must have complied with all of the obligations in the agreement;

         - there may not be any injunction, legal proceeding or law prohibiting the Company's sale of the stock to Kingsbridge;

         -    the Company's counsel must issue a legal opinion to Kingsbridge;

         - the sale must not cause Kingsbridge's ownership of the Company's common stock to exceed 9.9% of the outstanding shares of our common stock;

         - the trading price of the Company's common stock over a five trading day period preceding the date of the date of the sale must equal or exceed $1.00 per share; and

         - the average daily trading volume of the Company's common stock for a 20 trading day period preceding the date of the sale must equal or exceed 17,000 shares.

THE FEMALE HEALTH COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.      CONTINUING OPERATIONS AND SUBSEQUENT EVENT (CONTINUED)

Between September and November 1999 the Company completed a private placement where 983,333 shares of the Company's common stock were sold for $737,500, of which $500,000 was received through September 30, 1999. The stock sales were directly with accredited investors and included one current director of the Company. The Company provided the shares to these investors at a $.75 share price.

While the Company believes that its existing capital resources will be adequate to fund its currently anticipated capital needs, if they are not the Company may need to raise additional capital until its sales increase sufficiently to cover operating expenses. In addition, there can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. Accordingly, the Company may not be able to realize all or any of the funds available to it under the Equity Line Agreement.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Certain information about the Company's executive officers and directors as of September 30, 1999, is as follows:


NAME                                 POSITION                                        AGE

O.B. Parrish                         Chairman of the Board, Chief Executive            66
                                     Officer, and Director

Mary Ann Leeper, Ph.D.               President, Chief Operating Officer and            59
                                     Director

William R. Garguilo                  Secretary and Director                            71

Jack Weissman                        Vice President - Trade Sales                      52

Michael Pope                         Vice President of the Company, Director           43
                                     of Chartex Resources Limited, Director
                                     and General Manager of Chartex
                                     International, Plc

Robert R. Zic                        Chief Financial Officer                           36

David R. Bethune                     Director                                          59

Stephen M. Dearholt                  Director                                          53

Michael R. Walton                    Director                                          61

James R. Kerber                      Director                                          67

O. B. PARRISH
Age: 66; Elected Director: 1987; Present Term Ends: 1999 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 295,000 shares of the Company's common stock. Mr. Parrish also was the Co-Chairman and a Director of Inhalon Pharmaceuticals, Inc. until its sale to Medeva, Plc. and is Chairman and a Director of ViatiCare, L.L.C. and a director of Microbyx. Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"). From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY ANN LEEPER, Ph.D.
Age: 59; Elected Director: 1987; Present Term Ends: 1999 Annual Meeting

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996 and as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. Previously, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA.

WILLIAM R. GARGIULO, JR.
Age: 71; Elected Director: 1987; Present Terms Ends: 1999 Annual Meeting

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

STEPHEN M. DEARHOLT
Age: 53; Elected Director: 1996; Present Term Ends: 1999 Annual Meeting

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

DAVID R. BETHUNE
Age: 59; Elected Director: 1996; Present Term Ends: 1999 Annual Meeting

Mr. Bethune has been Vice Chairman and interim Chief Executive Officer of Atrix Laboratories since 1999. From 1997 to 1998, Mr. Bethune held the position of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc. a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is on the Board of Directors of the Southern Research Institute, Atrix Pharmaceuticals and the American Foundation for Pharmaceutical Education, Partnership for Prevention. He is a founding trustee of the American Cancer Society Foundation and an associate member of the National Wholesale Druggists' Association and the National Association of Chain Drug Stores. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

JACK WEISSMAN
Age: 52; Vice President - Trade Sales

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

MICHAEL POPE
Age: 43; Vice President, General Manager - The Female Health Company (UK) Plc.

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

ROBERT ZIC
Age: 36; Chief Financial Officer

Mr. Zic has served as Chief Financial Officer since March 1999. Prior to joining the Company, from 1998 to 1999, Mr. Zic held the dual positions of Acting Controller and Acting Chief Financial Officer at Ladbroke's Pacific Racing Association division. From 1995 to 1998 Mr. Zic served as the Chief Accounting Manager and Assistant Controller at Argonaut Insurance Company. In this capacity he was responsible for the financial and accounting operations of Argonaut and its four subsidiaries. From 1990 to 1994 he was the Assistant Controller of CalFarm Insurance Company where he was responsible for external reporting duties. From 1988 to 1990 Mr. Zic was a Senior Accountant responsible for the statutory-based financials of Allstate Insurance Company. Mr. Zic began his career in 1986 as an Auditor with Arthur Andersen & Co.

MICHAEL R. WALTON
Age: 61; Elected Director: 1999; Present Term Ends 2002 Annual Meeting

Mr. Walton has served as a director since April 1999. Mr. Walton is President and owner of Sheboygan County Broadcasting Co., Inc., a company he founded in 1972. In addition to its financial assets, Sheboygan County Broadcasting Co. currently owns four radio stations. The company has focused on start-up situations, and growing value in under-performing, and undervalued business situations. It has purchased and sold properties in Wisconsin, Illinois, and Michigan, and has grown to a multi-million dollar asset base from a start-up capital contribution of less than $100,000. Prior to 1972, Mr. Walton was owner and President of Walton Co., an advertising representative firm he founded in New York City. He has held sales and management positions with Forbes Magazine, The Chicago Sun Times and Gorman Publishing Co., a trade magazine publisher specializing in new magazines which was subsequently sold to a large international publishing concern. Mr. Walton has served on the Boards of the American Red Cross, the Salvation Army and the Chamber of Commerce.

JAMES R. KERBER
Age: 67; Director: 1999; Present Term Ends 2002 Annual Meeting

Mr. Kerber has served as a director since April 1999. Mr. Kerber is currently a business consultant to the insurance industry since 1996. He has over 40 years of experience in operating insurance companies, predominately those associated with life and health. From 1994 to 1996, he was Chairman, President, Chief Executive Officer and director of the 22 life and health insurance companies which comprise the ICH Group. In 1990, Mr. Kerber was founding partner in the Life Partners Group where he was Senior Executive Vice President and a director. Prior to that, he was involved with operating and consulting over 200 life and health insurance companies for ICH Corporation, HCA Corporation and US Life Corporation.

Item 10.  Executive Compensation

The following table sets forth the annual and long-term compensation for each of the last three fiscal years for the Company's Chief Executive Officer and the highest paid executive officer other than the Chief Executive Officer (the "named executive officer"), who served in such capacity as of September 30, 1999, as well as the total compensation paid to each individual during the Company's last three fiscal years. No other executive officers of the Company received salary and bonus of in excess of $100,000 during the fiscal year ended September 30, 1999.

SUMMARY COMPENSATION TABLE

                                                Annual            Long-Term Compensation
                                             Compensation                 Awards
                                             ------------    ---------------------------------
                                                                Restricted       Securities
                Name and                                           Stock         Underlying
                Principal          Fiscal       Salary            Awards        Options/SARs
                Position            Year          ($)               ($)              (#)
          --------------------     ------   -------------    ---------------   ---------------
             O.B. Parrish            1999        90,000                --
             Chairman and            1998        90,000           117,955(a)       264,000
             Chief Executive         1997        90,000                --          164,000(b)
             Officer

             Mary Ann Leeper,        1999       225,000                --
             Ph.D. President and     1998       225,000            84,210(a)       290,000
             Chief Operating         1997       225,000                --          200,000(b)
             Officer

(a) At September 30, 1999, the named executive officer owned 25,000 shares of restricted common stock, having a fair market value of $40,625 on such date, based on the closing price of the Company's common stock on such date, and having a fair market value of $40,625 as of September 30, 1999, based on the closing price of the Company's common stock on such date. For Mr. Parrish, also includes his pro rata portion of 25,000 shares of restricted stock granted to Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois"), based on his 64% ownership of such entity. For Dr. Leeper, also includes her pro rata portion of such restricted stock based on her approximately 16.7% ownership of such entity. All of these shares were granted on May 5, 1998 and vest in full on the first anniversary of the grant date. The owner is entitled to receive any dividends declared on these shares of restricted stock.

(b) Includes 164,000 and 200,000 options for Mr. Parrish and Dr. Leeper, respectively, which were granted in 1995 and 1996 fiscal years but repriced in 1997.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Values at September 30, 1999

The following table presents the value of unexercised options held by the named executive officers at September 30, 1999:


                                     Number of Securities
                                     Underlying Unexercised       Value of Unexercised In-
                                     Options at September 30,     The-Money Options at
                                     1999                         September 30, 1999(1)
Name                                 Exercisable / Unexercisable  Exercisable/Unexercisable
O. B. Parrish                        88,000 / 376,000                       -0-

Mary Ann Leeper, Ph.D.               96,667 / 693,333                       -0-

Values are calculated by subtracting the exercise price from the $.8125 per share closing price of the Company's common stock on September 30, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                               SECURITY OWNERSHIP

The following table sets forth certain information as of December 17, 1999 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group:

                                        Amount of Beneficial         Ownership
Name of Beneficial Owner                       Shares                Percent
O. B. Parrish (1)                             484,001                3.90%
William R. Gargiulo, Jr. (1)                  351,668                2.85%
Mary Ann Leeper, Ph.D. (1)                    460,668                3.70%
Stephen M. Dearholt (4)                     1,714,451               12.72%
David R. Bethune (2)                           50,000                   *
James R. Kerber                               343,710                2.80%
Michael R. Walton                             527,810                4.26%
All directors, nominees and
 executive officers, as a group
 (ten persons) (1)(3)(4)                    3,327,696               23.91%

*             Less than 1%.

(1) Includes 294,501 shares owned by and 30,000 shares under option to Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois"). Messrs. Parrish and Gargiulo and Dr. Leeper may be deemed to share voting and dispositive power as to such shares since Mr. Gargiulo is a trustee of a trust which is a shareholder, and Mr. Parrish and Dr. Leeper are officers, directors and shareholders, of Phoenix of Illinois. For Dr. Leeper, also includes 38,900 shares owned by and 96,667 shares under option to her; for Mr. Parrish, also includes 71,500 shares owned by and 88,000 shares under option to him; and for Mr. Gargiulo, also includes 10,500 shares owned by and 16,667 shares under option to him.

(2)           Represents options which are currently exercisable.

(3) Includes 544,511 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 9,680 shares held by Response Marketing Money Purchase Plan, 5,000 and 148,129 shares held by trusts (of which Mr. Dearholt is a trustee) and 42,400 shares held by Mr. Dearholt's minor children. Also includes warrants to purchase 860,000 shares of common stock and options to purchase 30,000 shares.

(4)           Includes 50,000 shares under option to Mr. Bethune.

Item 12.  Certain Relationships and Related Transactions

On March 25, 1997, 1998 and 1999, the Company extended a $1 million one-year promissory note payable by the Company to Mr. Dearholt in connection with a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2000 and bears interest at 12% per annum payable monthly. The note proceeds were initially used by the Company to provide working capital needed to fund the initial stages of the Company's U.S. marketing campaign ($0.2 million) and to fund operating losses ($0.8 million). The borrowing transactions were effected in the form of a promissory note from the Company to Mr. Dearholt and related Note Purchase and Warrant Agreements and Stock Issuance Agreements. Under the 1997, 1998, and 1999 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase 200,000 and shares of the Company's common stock for each of the three years respectively, at exercise prices of $1.848, $2.25, $1.16 per share, respectively, which represented 80% of the average trading price of the common stock for the five trading days prior to the closing date. The warrants expire upon the earlier of their exercise or five years after the date of their issuances. Under the Stock Issuance Agreements, if the Company fails to pay the $1 million under the note when due, the Company must issue 200,000 shares of its common stock to Mr. Dearholt. This issuance will not, however, alleviate the Company from its liability under the note. The Company also granted Mr. Dearholt certain securities registration rights with respect to any common stock he receives from the Company under these warrants or the Stock Issuance Agreement. Mr. Dearholt has agreed that, if the Company requests, he will extend the promissory note for an additional one-year term to be due and payable on March 25, 2001 upon the same terms as the prior note extensions. In consideration of this agreement, the Company extended the term of certain warrants held by Mr. Dearholt to purchase 200,000 shares of the Company's common stock which expire March 25, 2001 to March 25, 2002.

Additionally, during 1999 the Company borrowed $250,000 from Stephen Dearholt and $50,000 from O.B. Parrish, each a current director of the Company. Each note payable bears interest at 12% and is payable in full in 2000. As part of the transactions, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 50,000 and 10,000 shares of the Company's common stock at $1.35 and $1.25 per share, respectively, which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the notes' of $49,219 and $9,722, respectively. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2008 and 2007, respectively. Also if the Company defaults on its obligation under the note, the Company is required to issue an additional 50,000 and 10,000 shares of its common stock to Mr. Dearholt and Mr. Parrish, respectively, in addition to all other remedies to which each is entitled.

On July 27, 1997, a trust of which Stephen M. Dearholt, a director of the Company, is a trustee, purchased 60,000 shares of the Company's Class A Convertible Preferred Stock--Series 1 at a price of $2.50 per share, which represented the per share price offered to all subscribers in the private placement of these shares.

During fiscal 1998, the Company awarded Phoenix of Illinois, a corporation which is owned in part and controlled by O.B. Parrish, Mary Ann Leeper and William R. Gargiulo, Jr., 25,000 shares of restricted common stock with a market value of approximately $93,750 for consulting services provided to the Company. No such amount was awarded in 1999.

On September 24, 1999, the Company completed a private placement of 666,671 shares of common stock to various investors at a purchase price of $0.75 per share, representing a discount of 12% from the closing price of a share of the Company's common stock on the Over the Counter Bulletin Board on that date. Stephen M. Dearholt, one of the Company's directors, purchased 266,667 shares for $200,000 in this private placement. The terms of Mr. Dearholt's purchase were identical to the terms offered to the other, unrelated investors. As part of this private placement, the Company granted all of the investors, including Mr. Dearholt, registration rights which require that the Company register the investors' resale of these shares.

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

Item 13.  Exhibits and Reports On Form 8-K.

A.       Documents Filed as a Part of This Report:

1.       Financial Statements.
The following consolidated financial statements of the Company are included in
Item 8 hereof:

Consolidated Balance Sheet - September 30, 1999

Consolidated Statements of Operations - Years ended September 30, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Years ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended September 30, 1999 and 1998

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules.

None.


3.  Exhibits Filed:
Number      Description
3.1         Amended and Restated Articles of Incorporation of the Company of the Company.  (22)
3.2         Amended and Restated By-Laws of the Company.  (2)
4.1         Amended and Restated Articles of Incorporation (same as Exhibit 3.1).  (22)
4.2         Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit
            3.2).  (2)
4.3         Private Equity Line of Credit Agreement between the Company and Kingsbridge Capital Limited dated November 19, 1998.  (3)
4.4         Registration Rights Agreement between the Company and Kingsbridge Capital Limited dated as of
            November 19, 1998.  (3)
4.5         Warrant to Purchase up to 200,000 shares of Common Stock of the Company issued to Kingsbridge
            Capital Limited as of November 19, 1998.  (3)
10.1        Employment Agreement between John Wundrock and the Company dated October 1, 1989.  (1)
10.2        Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company) 1990 Stock Option Plan.  (4)
10.3        Commercial Building Lease dated May 1, 1992 covering the Jackson, Wisconsin, office and manufacturing facility.  (5)
10.4        Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health
            International dated September 24, 1992.  (6)
10.5        Trademark License Agreement for Reality Trademark.  (7)
10.6        Office space lease between the Company and John Hancock Mutual Life Insurance Company dated
            June 1, 1994.  (8)
10.7        Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper.  (9)
10.8        1994 Stock Option Plan.  (10)
10.9        Investor relations and development services Consulting Agreement between the Company and
            C.C.R.I. Corporation dated March 13, 1995.  (11)
10.10       Consultant Warrant Agreement dated March 13, 1995 between the Company and C.C.R.I. Corporation, as amended on April 22, 1996.  (12)
10.11       Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and
            Warrant Agreement, Warrants and Stock Issuance Agreement. (13)
10.12       Outside Director Stock Option Plan.  (12)
10.13       Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical
            Co., Ltd. dated October 18, 1994.  (15)
10.14       Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated
            August 17, 1994.  (15)

10.15       Employment Letter dated February 28, 1990 from Chartex Resources Ltd. to Michael Pope and Board amendments thereto.  (15)
10.16       Grant Letter dated March 7, 1996 from the Government Office for London of the Secretary of
            State of Trade and Industry regarding economic development grant to the Company.  (15)
10.17       Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty
            Seals Limited and Chartex International Plc. (15)
10.18       Form of 8% Convertible Debenture due August 31, 1999 issued by the Company to certain foreign investors on September 12, 1996.  (16)
10.19       Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996.
            (16)
10.20       Lease Agreement between Chartex Resources Limited, P.A.T. (Pensions) Limited and the Female
            Health Company.  (17)
10.21       Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related note purchase and warrant agreement, warrants and stock issuance agreement. (18)
10.22       1997 Stock Option Plan.  (19)
10.23       Employee Stock Purchase Plan.  (19)
10.24       Agreement dated March 14, 1997, between the Joint United Nations Programme on HIV/AIDS and
            Chartex International PLC.  (19)
10.25       Agreement dated September 29, 1997 between Vector Securities International and The Female
            Health Company.  (19)
10.26       Fund Raising Agreement dated May 1, 1998 by and between Hartinvest-Medical Ventures and the
            Company.  (20)
10.27       Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (20)
10.28       Consulting Agreement between the Company and Kingsbridge Capital Limited dated February 12,
            1999. (20)
10.29       Registration Rights Agreement between Kingsbridge Capital Limited and the Company dated
            February 12, 1999. (20)
10.30       Warrant for 100,000 shares of the Company's Common Stock issued to Kingsbridge Capital Limited as of February 12, 1999. (20)
10.31       Change of Control Agreement dated January 27, 1999 between The Female Health Company and
            Michael Pope. (20)
10.32       Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 1999 and related
            Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement. (20)
10.33       Company Promissory Note to O.B. Parrish for $50,000 Dated February 18, 1999 and related Note
            Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement. (20)
10.34       Company Promissory Note to Stephen M. Dearholt for $1 Million dated March 25, 1999 and related
            Note Purchase and Warrant Agreement, Warrants and Stock Issuance Agreement. (20)
10.35       Form of Registration Rights Agreement, dated as of June 1, 1999, between the Company and investors in the Company's private placement. (21)
10.36       Amendment to Registration Rights Agreement, dated as of June 1, 1999, between the Company and investors in the Company's private placement. (21)
10.37       $1 Million convertible debenture issued by the Company to Gary Benson dated May 19, 1999.  (21)
10.38       $100,000 convertible debenture issued by the Company to Daniel Bishop dated June 3, 1999. (21)
10.39       $100,000 convertible debenture issued by the Company to Robert Johander dated June 3, 1999. (21)
10.40       $200,000 convertible debenture issued by the Company to Michael Snow dated June 3, 1999. (21)
10.41       $100,000 convertible debenture issued by the Company to W.G. Securities Limited Partnership dated June 3, 1999. (21)
10.42       Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on
            May 19, 1999. (21)
10.43       Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on
            June 3, 1999. (21)
10.44       Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on
            June 3, 1999. (21)

10.45       Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on
            June 3, 1999. (21)
10.46       Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities
            Limited Partnership on June 3, 1999. (21)
10.47       Form of Common Stock purchase warrant to acquire 337,500 shares issued to R.J. Steicher, placement agent. (21)
10.48       Form of 0hange of Control Agreement between the Company and each of O.B. Parrish and Mary Ann
            Leeper. (22)

21.0  Subsidiaries of Registrant.
27.0  Financial Data Schedule.

(1)        Incorporated herein by reference to the Company's Registration
           Statement on Form S-18, Registration No. 33-35096, as filed with the
           Securities and Exchange Commission on May 25, 1990.
(2)        Incorporated herein by reference to the Company's 1995 Form 10-KSB.
(3)        Incorporated herein by reference to the Company's Form SB-2
           Registration Statement filed with the Securities and Exchange
           Commission on December 8, 1998.
(4)        Incorporated herein by reference to the Company's December 31, 1990 Form 10-Q.
(5)        Incorporated herein by reference to the Company's June 30, 1992 Form 10-Q.
(6)        Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-1, Registration No. 33-51586, as filed with the Securities and Exchange Commission on September 28, 1992.
(7)        Incorporated herein by reference to the Company's 1992 Form 10-KSB.
(8)        Incorporated herein by reference to the Company's June 30, 1994 Form 10-Q.
(9)        Incorporated herein by reference to the Company's Registration
           Statement on Form S-2, Registration No. 33-84524, as filed with the
           Securities and Exchange Commission on September 28, 1994.
(10)       Incorporated herein by reference to the Company's 1994 Form 10-KSB.
(11)       Incorporated herein by reference to the Company's March 31, 1995 Form 10-Q.
(12)       Incorporated herein by reference to the Company's Form S-1 Registration Statement filed with the
           Securities and Exchange Commission on April 23, 1996.
(13)       Incorporated herein by reference to the Company's June 30, 1995 Form 10-Q.
(14)       Incorporated herein by reference to the Company's Current Report on Form
           8-K dated November 20, 1995. (15) Incorporated herein by reference to
           Pre-Effective Amendment No. 1 to the Company's Form S-1
           Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.
(16)       Incorporated herein by reference to the Company's 1996 Form 10-K.
(17)       Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB.
(18)       Incorporated herein by reference to the Company's March 31, 1997 Form 10-QSB.
(19)       Incorporated herein by reference to the Company's Form 10-KSB/A-1 for the year ended September 30,
           1997 filed March 25, 1998.
(20)       Incorporated by reference to the Company's March 31, 1999 Form 10-QSB.
(21)       Incorporated by reference to the Company's June 30, 1999 Form 10-QSB.
(22)       Incorporated by reference to the Company's Form SB-2 Registration
           Statement filed with the Securities and Exchange Commission on
           October 19, 1999.

B. Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FEMALE HEALTH COMPANY

BY:  /s/ O.B. Parrish
    --------------------
O. B. Parrish, Chairman,
Chief Executive Officer

     /s/ Robert R. Zic
    --------------------
Robert R. Zic, Chief Financial Officer

Date:  December 19, 1999


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                         Title                                 Date
/s/O.B. Parrish                                   Chairman of the Board                 December 21, 1999
-----------------------                           Chief Executive Officer,
O.B. Parrish                                      and Director


/s/Mary Ann Leeper                                President, Chief Operating            December 21, 1999
-------------------------                         Officer and Director
Mary Ann Leeper, Ph.D.

/s/Robert Zic                                     Chief Financial Officer               December 21, 1999
------------------------
Robert Zic

/s/William R. Gargiulo                            Secretary and Director                December 21, 1999
-------------------------
William R. Gargiulo


/s/David R. Bethune                               Director                              December 21, 1999
-------------------------
David R. Bethune


/s/Stephen M. Dearholt                            Director                              December 21, 1999
-------------------------
Stephen M. Dearholt

                                                  Director                              December 21, 1999
-------------------------
Michael R. Walton

/s/ James R. Kerber                               Director                              December 21, 1999
------------------------
James R. Kerber