Form 10QSB
period 1999-12-31
FEMALE HEALTH CO
filed 2000-02-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

[   ]   TRANSITION  REPORT  UNDER  SECTION  13  OR 15 (d) OF THE  EXCHANGE ACT

        For the transition period from __________  to  ____________

                         Commission File Number 0-18849
                                                -------

                             THE FEMALE HEALTH COMPANY
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Wisconsin                                  39-1144397
     ---------------------------               -----------------------------
     (State  or  Other  Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation  or  Organization)

            875 N. Michigan Avenue, Suite 3660, Chicago, IL       60611
            -----------------------------------------------      -------
            (Address of Principal Executive Offices)            (Zip Code)

                                 (312) 280-1119
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
                 -----------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                     Report)

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

  Common Stock, $.01 Par Value - 12,479,367 shares outstanding as of February 9,
                                      2000

           Transitional Small Business Disclosure Format (check one):

                           Yes           No    X
                               --------     ------

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


PART  I.       FINANCIAL  INFORMATION  AND  MANAGEMENT'S  DISCUSSION  AND
              ANALYSIS:                                                     PAGE
                                                                            ----

              Cautionary  Statement  Regarding  Forward  Looking
                Statements                                                     3

              Unaudited  Condensed  Consolidated  Balance  Sheet  -
                December  31,  1999                                            4

              Unaudited  Condensed  Consolidated
                Statements  of  Operations  -
                Three  Months  Ended  December  31,  1999
                and  December  31,  1998                                       5

              Unaudited  Condensed  Consolidated
                Statements  of  Cash  Flows  -
                Three  Months  Ended  December  31,  1999
                and  December  31,  1998                                       6

              Notes  to  Unaudited  Condensed  Consolidated
                Financial  Statements                                          7

              Management's  Discussion  and  Analysis                         13


PART  II.     OTHER  INFORMATION                                              23

              Exhibits  and  Reports  on  Form  8-K                           23

              SIGNATURES                                                      24

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

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET



                                                               DECEMBER 31,
                                                                  1999
                                                              -------------
ASSETS
Current Assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    548,376
   Accounts receivable, net. . . . . . . . . . . . . . . . .       663,726
   Inventories, net. . . . . . . . . . . . . . . . . . . . .     1,266,574
   Prepaid expenses and other current assets . . . . . . . .       404,546
                                                              -------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .     2,883,222

Intellectual property rights, net. . . . . . . . . . . . . .       732,577
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       158,311


PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . .     3,930,922
Less accumulated depreciation and amortization . . . . . . .    (2,103,546)
                                                              -------------
 Net  Property, plant, and equipment . . . . . . . . . . . .     1,867,376
                                                              -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $  5,641,486
                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable, related party, net of unamortized discount  $  1,248,003
   Convertible debenture, net of unamortized discount. . . .     1,082,105
   Accounts payable. . . . . . . . . . . . . . . . . . . . .       518,682
   Accrued expenses and other current liabilities. . . . . .       385,147
   Preferred dividends payable . . . . . . . . . . . . . . .        28,631
                                                              -------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .     3,262,568

Deferred gain on lease of facility . . . . . . . . . . . . .     1,572,227
Other long-term liabilities. . . . . . . . . . . . . . . . .        73,176
                                                              -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .     4,907,971

STOCKHOLDERS' EQUITY:
Convertible preferred stock. . . . . . . . . . . . . . . . .         6,600
Common stock . . . . . . . . . . . . . . . . . . . . . . . .       148,975
Additional paid-in-capital . . . . . . . . . . . . . . . . .    47,093,988
Unearned consulting compensation . . . . . . . . . . . . . .      (147,414)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (46,521,158)
Accumulated other comprehensive income . . . . . . . . . . .       184,600
Treasury Stock, at cost. . . . . . . . . . . . . . . . . . .       (32,076)
                                                              -------------
Total Stockholders' Equity . . . . . . . . . . . . . . . . .       733,515
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $  5,641,486
                                                              =============




See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Three Months Ended
                                                          December 31,
                                                 ----------------------------
                                                      1999           1998
                                                 --------------  ------------

Net revenues. . . . . . . . . . . . . . . . . .  $     847,295   $   703,998
Cost of products sold . . . . . . . . . . . . .        916,893       861,451
                                                 --------------  ------------
Gross Profit (Loss) . . . . . . . . . . . . . .        (69,598)     (157,453)
                                                 --------------  ------------

Advertising & promotion . . . . . . . . . . . .         38,810        92,463
Selling, general and administrative . . . . . .        843,281       605,634
                                                 --------------  ------------
Total operating expenses. . . . . . . . . . . .        882,091       698,097
                                                 --------------  ------------
Operating (Loss). . . . . . . . . . . . . . . .       (951,689)     (855,550)

Interest, net and other expense . . . . . . . .        355,138        70,935
                                                 --------------  ------------
Pretax (Loss) . . . . . . . . . . . . . . . . .     (1,306,827)     (926,485)

Provision for income taxes. . . . . . . . . . .           ----          ----
                                                 --------------  ------------
Net (Loss). . . . . . . . . . . . . . . . . . .     (1,306,827)     (926,485)

Preferred dividends, Series 1 . . . . . . . . .         33,441        35,555
                                                 --------------  ------------

Net (Loss) attributable to Common stockholders.  $  (1,340,268)  $  (962,040)
                                                 ==============  ============

Net (Loss) Per Common Share Outstanding . . . .  $       (0.11)  $     (0.09)

Weighted Average of Common Shares Outstanding .     12,292,449    10,441,227





See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                           Three Months ended December 31,
                                                                           -------------------------------
                                                                                  1999            1998
                                                                            --------------  --------------
OPERATIONS:
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (1,340,268)  $    (962,040)
Adjusted for noncash items:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        271,566         140,091
 Amortization of discounts on notes payable and convertible debentures . .        326,129          73,975
 Recovery of inventory reserves. . . . . . . . . . . . . . . . . . . . . .        (16,865)         (1,510)
 Provision for(recovery of) doubtful accounts, returns and discounts . . .         (8,649)         10,035
 Changes in operating assets and liabilities . . . . . . . . . . . . . . .        503,228        (106,974)
Net cash (used in) operating activities. . . . . . . . . . . . . . . . . .       (264,859)       (846,423)
                                                                            --------------  --------------

INVESTING ACTIVITIES:
Capital expenditures, Net cash (used in) investing activities. . . . . . .        (11,307)           ----
                                                                            --------------  --------------

FINANCING ACTIVITIES:
Dividend paid on preferred stock . . . . . . . . . . . . . . . . . . . . .        (39,000)       (146,228)
Purchase of Common Stock held in Treasury. . . . . . . . . . . . . . . . .           ----          (6,568)
Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . .        315,863          29,974
                                                                            --------------  --------------
Net cash provided by (used in) financing activities. . . . . . . . . . . .        276,863        (122,822)
                                                                            --------------  --------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . .        (23,030)         (6,502)
                                                                            --------------  --------------
INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . .        (22,333)       (975,747)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . .        570,709       1,480,287
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     548,376   $     504,540
                                                                            ==============  ==============

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred  stock dividends. . . . . . .  $      39,363   $      16,626
Preferred dividends declared, Series 1 . . . . . . . . . . . . . . . . . .         33,441          35,555


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  Basis  of  Presentation
            -----------------------

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

Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999.


Principles  of  consolidation  and  nature  of  operations:
----------------------------------------------------------

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


NOTE  2  -  Earnings  Per  Share
            --------------------

Earnings per share (EPS): The Company has adopted the provisions of Statement of
------------------------
Financial Accounting Standards (FAS) No. 128, Earnings Per Share. FAS No. 128 requires the presentation of "basic" and "diluted" EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred or convertible debt and the exercise of stock options and warrants for all periods. Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------

Total Comprehensive Loss was $(1,345,515) for the 3 months ended December 31, 1999 and $(911,204) for the 3 months ended December 31, 1998.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:



                                   DECEMBER 31, 1999
                                  -------------------
Raw Material and work in process  $          295,691
Finished Goods . . . . . . . . .             992,716
                                  -------------------
Inventory, Gross . . . . . . . .           1,288,407
Less: Inventory reserves . . . .             (21,833)
Inventory, net . . . . . . . . .  $        1,266,574
                                  ===================



NOTE  5  -  Sale  of  Convertible  Preferred  Stock
            ---------------------------------------

The Company has outstanding 660,000 shares of 8% cumulative Convertible Preferred Stock - Series 1. Each share of preferred stock is convertible into one share of the Company's Common Stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's Common Stock unless dividends are paid in full on the Preferred Stock. The shares may be redeemed at the option of the Company, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the Preferred Stock - Series 1 would have priority over the Company's Common Stock.

NOTE  6  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1.3 million for the three months ended December 31, 1999 and as of December 31, 1999 had an accumulated deficit of $46.5 million. At December 31, 1999, the Company had working capital of $(0.4) million and stockholders' equity of $0.7 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, as extended, Vector has acted as the Company's exclusive financial advisor through December 31, 1999 for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. The Company and Vector are discussing extending these arrangements. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction. Management is currently determining whether the Company should seek to extend this arrangement.

In May 19, 1999 and June 3, 1999 the Company issued an aggregate $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.

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

The Company is required to draw down a minimum of $1 million during the term of the Equity Line Agreement. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the term of the Equity Line Agreement. As of December 31, 1999, the Company has placed three puts for the combined cash proceeds of $485,000 providing the investor with a total of 482,964 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share and, therefore, the common stock was sold at the 18% discount. The timing and amount of the stock sales under the agreement are totally at the Company's discretion, subject to the Company's compliance with each of the following conditions at the time the Company requests a stock sale under the agreement:

- the registration statement the Company filed with the SEC for sales of stock under the Equity Line Agreement must remain in effect;

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

NOTE  7  -  Sale  of  Convertible  Debentures
            ---------------------------------

On May 19 and June 3, 1999, the Company issued an aggregate of $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. Interest on the convertible debentures is payable quarterly at a rate of 8% annually in cash or, at the investors' option, common stock at its then current fair market value. From December 2, 1999 until February 11, 2000, interest on the convertible debentures was at the rate of 10% annually, and then returned to 8% annually. Repayment of the convertible debentures is secured by a first security interest in all our assets. The original principal balance plus any accrued but unpaid interest of the convertible debentures may be convertible into the Company's common stock at the investor's election at any time after one year based on a per share price equal to the lesser of (a) 70% of the market price of the Company's Common Stock at the time of conversion or (b) $1.00. The convertible debentures are payable one year after issuance or, if the Company elects, two years after issuance. If the term is extended for the extra one year, the Company must issue to the investor at the time of extension, additional warrants to purchase 375,000 shares of Common Stock on the same term as the other warrants. Interest on the convertible debentures is payable at 8% quarterly in cash or, at the investor's option, Common Stock at its then current fair market value. Repayment of the Convertible Debentures is secured by a first security interest in all of the Company's assets. Additionally, warrants to purchase 337,500 shares of Common Stock were issued to the Company's placement agent in this offering. The warrants have a term of five years and are exercisable at an exercise price equal to the lesser of 70% of the market price of the Common Stock at the time of the exercise or $1.00.

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

NOTE 8 - Industry Segments And Financial Information About Foreign and  Domestic
------   -----------------------------------------------------------------------
Operations
----------

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows:



                                   Three Months Ended
                                      December 31,
(Amounts in Thousands)          1999             1998
                           --------------  -------------

Net revenues:

United States . . . . . .  $         647   $        451
International . . . . . .            200            253

Operating profit (loss):

United States . . . . . .         (1,183)          (690)
International . . . . . .           (158)          (272)

Identifiable assets

United States . . . . . .          1,865          1,337
International . . . . . .          3,954          4,780




On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transactions reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and International revenues increased by $11,000 and $1,900 as of December 31, 1999 and 1998, respectively.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the female condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

The female condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in over 40 additional countries. Certain of these studies show that having the female condom available allows women to have more options, resulting in an approximately 25% increase in protected sex acts. Furthermore, certain studies show that when the female condom is available as a choice in addition to the male condom, there is an approximately 34% decrease in STDs, including HIV/AIDS.

The product is currently sold or available in either or both commercial sector and public sector markets in over 31 countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in Canada, Holland, Brazil, Venezuela, South Korea, Denmark, and France. The Company has signed distribution agreements in Japan and Bangladesh, and the Company anticipates that the product will be marketed in these countries in the coming months. The Company's partner in Japan, Taiho Pharmaceutical Co., Ltd. ("Taiho"), received regulatory approval from Koseisho, the Japanese regulatory agency in November 1999. Taiho plans to introduce the female condom as My Femy in the first half of calendar year 2000. The Company is currently in discussions with potential distributors for key European countries, India, The People's Republic of China and other countries.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Following several years of testing the efficacy and acceptability of the female condom, in 1996, the Company entered into a three-year agreement with the Joint United Nations Programme on AIDS (UNAIDS) which has subsequently been extended. In the agreement, UNAIDS facilitates the availability and distribution of the female condom in the developing world and the Company sells the product to developing countries at a reduced price based on the total number of units purchased. The current price per unit is approximately 0.38 Pounds, or $0.62. Pursuant to this agreement, the product is currently being marketed in Zambia, Zimbabwe, Tanzania, Cote d' Ivoire, Bolivia, Haiti, South Africa and other countries. The Company anticipates multiple launches will occur during the next two years under this agreement, including launches in Kenya, Nigeria, Ghana, Cambodia, Bangladesh, Columbia and Central American countries.

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

Global  Market  Potential

The World Health Organization (WHO) estimates there are more than 300 million new cases of STDs worldwide each year, excluding HIV, and most of those diseases are more easily transmitted to women than to men. UNAIDS estimates that there are currently approximately 33 million people worldwide who are infected with HIV/AIDS and there are approximately 15,000 people per day who are newly infected. In the United States, the Center for Disease Control noted that in 1995, five of the ten most frequently reported diseases were STDs. The Center also has noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the coming year.

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse --the latex male condom and the female condom.

The United Nations recently established a goal to reduce the incidence of HIV/Aids in young people in developing countries by 25% by 2005. The Company is currently in discussion with WHO and UNAIDS regarding the role the Female Condom can play in achieving the UN goal.

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

Worldwide  Regulatory  Approvals

The female condom received PMA approval as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the EU. In addition to the United States and the EU, several other countries have approved the female condom for sale, including Canada, Russia, Australia, South Korea and Taiwan. The Company's partner in Japan, Taiho, received regulatory approval from Koseisho, the Japanese regulatory agency in November 1999.

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

Japanese  Market

In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have only recently been approved in Japan and, as a result, 85% of Japanese couples seeking protection use condoms. The Female Health Company's partner in Japan is Taiho, a $1 billion Japanese health care company. Taiho has more than 600 salespersons and distribution in 40,000 drug stores. The agreement between the Company and Taiho required Taiho to perform clinical testing of the product in Japan and obtain the necessary regulatory approvals. Approval was received in November 1999. The Company will manufacture the product and supply it to Taiho, which will have responsibility for marketing and distributing the female condom in Japan. Taiho plans to market the female condom under the name "My Femy" during the last week of April 2000.

Relationships  and  Agreements  with  Public  Sector  Organizations

Currently, it is estimated more than 1.5 billion male condoms are distributed worldwide by the public sector each year. The female condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the female condom decreases the amount of unprotected sex by as much as 25% over male condoms alone. Currently, the female condom is promoted by WHO, UNAIDS, the United States Agency for International Development, many nongovernment organizations around the world and a number of city and state public health departments in the United States.

The Company has a multi-year agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year to be equal to the Company's production costs directly attributable to the production of the female condom in the prior year. The current price is approximately 38 pence sterling, or $0.62, per unit. This agreement has been automatically renewed for a term expiring on December 31, 2000, and will continue to automatically renew for additional one-year periods unless the Company or UNAIDS give prior notice of termination. During the last year, the female condom has been launched in the countries of Zimbabwe, Tanzania, Bolivia, Haiti, South Africa and Zambia. It is anticipated that multiple product launches will occur in several countries during the next two years, including in the countries of Kenya, Nigeria, Ghana, Cambodia, Bangladesh, Columbia and Central American countries.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Sales increased $143,297 in the current quarter, or 20%, compared with the same period last year. Units shipped and orders in-house totaled 5.4 million units at December 31, 1999 compared to 3.4 million at December 31, 1998 for an increase of 58%. The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

The Company had revenues of $847,295 and a net loss of $1,340,268 for the three months ended December 31, 1999 compared to revenues of $703,998 and a net loss of $962,040 for the three months ended December 31, 1998. As discussed more fully below, the increase in the Company's net loss was primarily related to increases in operating expenses and non-operating interest expenses associated with the Company's issuance of convertible debentures during the third quarter of fiscal year 1999.

Cost of goods sold increased $55,442 to $916,893 in the current quarter from $861,451 for the same period last year. The percentage increase in cost of goods sold between the comparative quarters is slightly less than the related percentage sales increase.

Advertising and promotional expenditures decreased $53,653 to $38,810 in the current quarter from $92,463 for the same period in the prior year.

Selling, general and administrative expenses increased $237,647, or 39%, to $843,281 in the current quarter from $605,634 for the same period last year. The increase reflects an increase in selling, accounting and financing costs.
The increase in selling expenses is a result of an expansion of sales staff utilized for public sector sales compared to that which was in existence during the prior period. As a result of the need to obtain additional financing the Company incurred accounting costs and non-cash expenses related to warrants issued for investment service personnel at a cost substantially greater than incurred in the prior fiscal year's first quarter.

Net interest and non-operating expenses increased $284,203 to $355,138 for the current period from $70,935 for the same period last year. The increase exists because the Company had a higher level of debt outstanding than the same period last year, as a result of the issuance of convertible debentures. The result is a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the first quarter of the prior year.

Factors  That  May  Affect  Operating  Results  and  Financial  Condition

The Company's future operating results and financial condition are dependent on the Company's ability to increase demand for and to cost-effectively manufacture sufficient quantities of the female condom. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future results and improve its financial condition.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first three months of fiscal 2000, cash used in operations totaled $0.3 million. The Company used net proceeds from the issuance of the Company's common stock in order to fund cash used in operations; thereby avoiding a reduction of its cash position.

While the Company believes that its existing capital resources (including expected proceeds from sales of common stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not, the Company will need to raise additional capital until its sales increase sufficiently to cover operating expenses. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources. See Note 6 to Unaudited Condensed Consolidated Financial Statements for additional information regarding the Company's liquidity and capital resources.

At December 31, 1999, the Company had current liabilities of $3.3 million including a $1.0 million note payable due March 25, 2000 and a $250,000 note payable due February 12, 2000 both to Mr. Dearholt, a Director of the Company. As of December 31, 1999, Mr. Dearholt beneficially owns 1,734,220 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2000 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of December 31, 1999, Mr. Parrish beneficially owns 484,001 shares of the Company's Common Stock.

As of the date of the filing of this report, the Company, Mr. Dearholt and Mr. Parrish plan to extend the aforementioned notes in the current fiscal year as each notes' terms expire.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEMS  1-5.  Not  Applicable except as provided below.
-----------------------------------------------------

ITEM 2(c) The Company sold 316,668 shares of common stock to three investors in November 1999. The Company received cash proceeds of $237,500 from these sales. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to sophisticated, accredited investors, who provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits

Exhibit
Number          Description
------          -----------
3.1             Amended  and  Restated  Articles  of  Incorporation.  (1)

3.2             Amended  and  Restated  By-Laws.  (2)

4.1             Amended  and  Restated  Articles  of  Incorporation.  (1)

4.2 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.2).(2)

4.3             Amended  and  Restated  Articles  of  Incorporation.

27              Financial  Data  Schedule

_____________________________

          (1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 16, 1999.

          (2) Incorporated herein by reference to the Company's Registration Statement on Form S-18, filed with the Securities and Exchange Commission on May 25, 1990.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE  FEMALE  HEALTH  COMPANY


DATE:  February  14,  2000          /s/O.B.  Parrish
                                    ----------------------------
                                    O.B. Parrish, Chairman and Chief Executive
                                    Officer



                                    /s/o/Robert  R.  Zic
                                    --------------------
                                    Robert  R.  Zic,  Chief  Financial Officer