Form 10QSB
period 2000-03-31
FEMALE HEALTH CO
filed 2000-05-15
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     (MARK  ONE)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

     [ ]     TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to  ____________

                         Commission File Number 0-18849
                                                -------

                          THE FEMALE HEALTH COMPANY
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Wisconsin                                  39-1144397
     ---------------------------------      ------------------------------------
     (State  or  Other  Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation  or  Organization)

            875 N. Michigan Avenue, Suite 3660, Chicago, IL      60611
            -----------------------------------------------  -------------
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

 Common Stock, $.01 Par Value - 12,478,248 shares outstanding as of May 10, 2000

           Transitional Small Business Disclosure Format (check one):

                           Yes           No       X
                               ------           ------

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND
           ANALYSIS:

         Cautionary Statement Regarding Forward Looking Statements . .     3

         Unaudited Condensed Consolidated Balance Sheet -
           March 31, 2000. . . . . . . . . . . . . . . . . . . . . . .     4

         Unaudited Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 2000 and March 31, 1999. . . .     5

         Unaudited Condensed Consolidated Statements of Operations -
           Six Months Ended March 31, 2000 and March 31, 1999. . . . .     6

         Unaudited Condensed Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 2000 and March 31, 1999. . . . .     7

         Notes to Unaudited Condensed Consolidated
           Financial Statements. . . . . . . . . . . . . . . . . . . .     8

         Management's Discussion and Analysis. . . . . . . . . . . . .    14

PART II.  OTHER INFORMATION

         Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .    24

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .    26

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

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  MARCH 31,
                                                                    2000
                                                                -------------
ASSETS
Current Assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    461,746
   Accounts receivable, net. . . . . . . . . . . . . . . . . .     1,303,333
   Inventories, net. . . . . . . . . . . . . . . . . . . . . .     1,252,018
   Prepaid expenses and other current assets . . . . . . . . .       272,953
                                                                -------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .     3,290,050
                                                                -------------

Intellectual property rights, net. . . . . . . . . . . . . . .       700,615
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       156,249

PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . .     3,936,350
Less accumulated depreciation and amortization . . . . . . . .    (2,206,432)
                                                                -------------
 Net  Property, plant, and equipment . . . . . . . . . . . . .     1,729,918
                                                                -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,876,832
                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable, related parties, net of unamortized discount     1,115,200
   Convertible debenture, net of unamortized discount. . . . .     1,329,839
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .     1,319,146
   Accrued expenses and other current liabilities. . . . . . .       318,619
   Preferred dividends payable . . . . . . . . . . . . . . . .        67,133
                                                                -------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .     4,149,937
                                                                -------------

Deferred gain on lease of facility . . . . . . . . . . . . . .     1,528,930
Other long-term liabilities. . . . . . . . . . . . . . . . . .        57,778
                                                                -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .     5,736,645

STOCKHOLDERS' EQUITY:
Convertible preferred stock. . . . . . . . . . . . . . . . . .         6,600
Common stock . . . . . . . . . . . . . . . . . . . . . . . . .       124,794
Additional paid-in-capital . . . . . . . . . . . . . . . . . .    47,424,792
Unearned consulting compensation . . . . . . . . . . . . . . .       (25,106)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (47,539,519)
Accumulated other comprehensive income . . . . . . . . . . . .       180,702
Treasury Stock, at cost. . . . . . . . . . . . . . . . . . . .       (32,076)
                                                                -------------
Total stockholders' equity . . . . . . . . . . . . . . . . . .       140,187
                                                                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $  5,876,832
                                                                =============


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                     2000          1999
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 1,349,718   $ 1,093,722
Cost of products sold . . . . . . . . . . . . .    1,126,073     1,340,781
                                                 ------------  ------------
Gross profit (loss) . . . . . . . . . . . . . .      223,645      (247,059)
                                                 ------------  ------------

Advertising and promotion . . . . . . . . . . .       75,832        82,380
Selling, general and administrative . . . . . .      820,488       710,401
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .      896,320       792,781
                                                 ------------  ------------
Operating (loss). . . . . . . . . . . . . . . .     (672,675)   (1,039,840)

Interest, net and other expense . . . . . . . .      313,734        59,881
                                                 ------------  ------------
Pretax (loss) . . . . . . . . . . . . . . . . .     (986,409)   (1,099,721)

Provision for income taxes. . . . . . . . . . .            -             -
                                                 ------------  ------------
Net (loss). . . . . . . . . . . . . . . . . . .  $  (986,409)  $(1,099,721)

Preferred dividends, Series 1 . . . . . . . . .       32,740        33,195
                                                 ------------  ------------
Net (loss) attributable to common stockholders.  $(1,019,149)  $(1,132,916)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.08)  $     (0.11)

Weighted average of common shares outstanding .   12,452,115    10,624,937




       See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six Months Ended
                                                          March 31,
                                                          ---------
                                                     2000          1999
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 2,197,013   $ 1,797,720
Cost of products sold . . . . . . . . . . . . .    2,042,966     2,202,232
                                                 ------------  ------------
Gross profit (loss) . . . . . . . . . . . . . .      154,047      (404,512)

Advertising and promotion . . . . . . . . . . .      114,642       174,843
Selling, general and administrative . . . . . .    1,663,769     1,316,034
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .    1,778,461     1,490,877
                                                 ------------  ------------
Operating (loss). . . . . . . . . . . . . . . .   (1,624,364)   (1,895,389)

Interest, net and other expense . . . . . . . .      668,872       130,817
                                                 ------------  ------------
Pretax (loss) . . . . . . . . . . . . . . . . .   (2,293,236)   (2,026,206)

Provision for income taxes. . . . . . . . . . .            -             -
                                                 ------------  ------------
Net (loss). . . . . . . . . . . . . . . . . . .  $(2,293,236)  $(2,026,206)

Preferred dividends, Series 1 . . . . . . . . .       66,181        68,750
                                                 ------------  ------------

Net (loss) attributable to common stockholders.  $(2,359,417)  $(2,094,956)
                                                 ============  ============


Net (loss) per common share outstanding . . . .  $     (0.19)  $     (0.20)

Weighted average of common shares outstanding .   12,371,846    10,532,073


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months ended
                                                           March 31,
                                                         ------------
                                                      2000          1999
                                                  ------------  ------------
OPERATIONS:
Net (loss) . . . . . . . . . . . . . . . . . . .  $(2,293,236)  $(2,026,206)
Adjusted for noncash items:
 Depreciation and amortization . . . . . . . . .      419,152       275,918
 Amortization of discounts on notes payable and
   convertible debentures. . . . . . . . . . . .      634,350       136,873
 Provision for(recovery of) doubtful
   accounts, returns and discounts . . . . . . .         (676)          482
 Changes in operating assets and liabilities . .      816,175      (189,343)
                                                  ------------  ------------
Net cash (used in) operating activities. . . . .     (424,235)   (1,802,276)

INVESTING ACTIVITIES:
Capital expenditures, Net cash (used in)
   provided by investing activities. . . . . . .      (12,113)      (22,933)
                                                  ------------  ------------

FINANCING ACTIVITIES:
Proceeds from related party notes issued . . . .    1,300,000     1,300,000
Payments on notes payable, related party . . . .   (1,300,000)   (1,000,000)
Dividends paid on preferred stock. . . . . . . .      (39,002)     (116,255)
Purchase of Common Stock held in Treasury. . . .            -       (12,746)
Proceeds from the issuance of common stock upon
   exercise of options and warrants. . . . . . .            -       202,925
Proceeds from issuance of common stock . . . . .      372,500       407,255
                                                  ------------  ------------

Net cash provided by financing activities. . . .      333,498       781,179
                                                  ------------  ------------

Effect of exchange rate changes on cash. . . . .       (6,113)       (3,345)
                                                  ------------  ------------
INCREASE (DECREASE) IN CASH. . . . . . . . . . .     (108,963)   (1,047,375)
Cash at beginning of period. . . . . . . . . . .      570,709     1,480,287
                                                  ------------  ------------
CASH AT END OF PERIOD. . . . . . . . . . . . . .  $   461,746   $   432,912
                                                  ============  ============

Schedule of noncash financing and investing
   activities:
Common stock issued for payment of preferred
   stock dividends and convertible debenture
   interest. . . . . . . . . . . . . . . . . . .  $    43,723   $    29,973
Issuance of warrants on notes payable. . . . . .      193,289       253,515
Preferred dividends declared, Series 1 . . . . .       66,181        68,750



See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  Basis  of  Presentation
            -----------------------

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999.

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

NOTE  3  -  Comprehensive  Income
            ---------------------

Total Comprehensive Loss was $(1,023,047) and $(2,368,562) for the three and six months ended March 31, 2000 and $(1,263,840) and $(2,276,829) for the three and six months ended March 31, 1999.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:

                                   MARCH 31, 2000
                                  ----------------
Raw material and work in process  $       395,030
Finished goods . . . . . . . . .          877,303
                                  ----------------
Inventory, gross . . . . . . . .        1,272,333
Less: inventory reserves . . . .          (20,315)
                                  ----------------
Inventory, net . . . . . . . . .  $     1,252,018
                                  ================

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
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2.4 million for the six months ended March 31, 2000 and as of March 31, 2000 had an accumulated deficit of $47.5 million. At March 31, 2000, the Company had working capital of $(0.9) million and stockholders' equity of $0.1 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

NOTE  6  -  Financial  Condition  -  (Continued)
          --------------------------------------

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

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, as extended, Vector has acted as the Company's exclusive financial advisor through March 31, 2000 for the purposes of identifying and evaluating opportunities available to the Company for increasing stockholder value. The Company and Vector are discussing extending these arrangements. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction. Management is currently determining whether the Company should seek to extend this arrangement.

On May 19, 1999 and June 3, 1999 the Company issued an aggregate $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.

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

NOTE  6  -  Financial  Condition  -  (Continued)
          --------------------------------------

The Company is required to draw down a minimum of $1 million during the term of the Equity Line Agreement. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the term of the Equity Line Agreement. As of March 31, 2000, the Company has placed three puts for the combined cash proceeds of $485,000 providing the investor with a total of 482,964 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share and therefore, the common stock was sold at the 18% discount. The timing and amount of the stock sales under the Equity Line Agreement are totally at the Company's discretion, subject to the Company's compliance with each of the following conditions at the time the Company requests a stock sale under the Equity Line Agreement:

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

     - the trading price of the Company's common stock over a five trading day period preceding the date of the sale must equal or exceed $1.00 per share; and

     - the average daily trading volume of the Company's common stock for a 20 trading day period preceding the date of the sale must equal or exceed 17,000 shares.

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

NOTE  6  -  Financial  Condition  -  (Continued)
          --------------------------------------

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

NOTE  7  -  Sale  of  Convertible  Debentures
            ---------------------------------

On May 19 and June 3, 1999, the Company issued an aggregate of $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. Interest on the convertible debentures is payable quarterly at a rate of 8% annually in cash or, at the investors' option, common stock at its then current fair market value. From December 2, 1999 until February 11, 2000, interest on the convertible debentures was at the rate of 10% annually, and then returned to 8% annually. Repayment of the convertible debentures is secured by a first security interest in all of the Company's assets. The original principal balance plus any accrued but unpaid interest of the convertible debentures may be convertible into the Company's common stock at the investor's election at any time after one year based on a per share price equal to the lesser of (a) 70% of the market price of the Company's Common Stock at the time of conversion or (b) $1.00. The convertible debentures are payable one year after issuance or, if the Company elects, two years after issuance. If the term is extended for the extra one year, the Company must issue to the investors at the time of extension, additional warrants to purchase an aggregate of 375,000 shares of Common Stock on the same term as the other warrants. Additionally, warrants to purchase 337,500 shares of Common Stock were issued to the Company's placement agent in this offering. The warrants have a term of five years and are exercisable at an exercise price equal to the lesser of 70% of the market price of the Common Stock at the time of the exercise or $1.00.

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

NOTE 8 - Industry Segments And Financial Information About Foreign and  Domestic
         -----------------------------------------------------------------------
Operations
----------

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows:

                           Six Months Ended
                               March 31,
                               ---------
(Amounts in thousands)       2000      1999
                           --------  --------
Net revenues:
United States . . . . . .  $ 1,034   $ 1,073
International . . . . . .    1,163       725

Operating profit (loss):
United States . . . . . .  $(2,414)  $(1,674)
International . . . . . .       55      (421)

Identifiable assets:
United States . . . . . .  $ 1,823   $ 1,103
International . . . . . .    4,054     4,798


On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transactions reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and International revenues increased by $22,000 and $4,500 as of March 31, 2000 and 1999, respectively. Additionally, U.S. operating loss reflects $1,359,234 and $467,555 of worldwide corporate overhead for the six months ended March 31, 2000 and 1999, respectively.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the female condom around the world. It is the only product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

The female condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in over 40 additional countries. Certain of these studies show that having the female condom available increases protected sex acts and decreases the incidence of STDs.

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in 75 countries. It is commercially marketed directly by the Company in the United States and the United Kingdom and through marketing partners in 15 countries, including Canada, France and Japan. The Company's partner in Japan, Taiho Pharmaceutical Co., Ltd. ("Taiho"), received regulatory approval from Koseisho, the Japanese regulatory agency in November 1999. Taiho launched the female condom as My Femy in April of this year. The Company is currently in discussions with potential distributors for certain European countries, India, The People's Republic of China and other countries.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Following several years of testing the efficacy and acceptability of the female condom, the Company entered into a three-year agreement with the Joint United Nations Programme on AIDS (UNAIDS) which has subsequently been extended. In the agreement, UNAIDS facilitates the availability and distribution of the female condom in the developing world and the Company will sell the product to developing countries at a reduced price based on the Company's cost of production. The current price per unit is approximately 0.38 Pounds ($0.61). Pursuant to this agreement, the product is currently available in 51 countries including Zambia, Zimbabwe, Tanzania, Brazil, Uganda, South Africa, and Haiti. The Company anticipates multiple launches will occur during the next two years under this agreement, including launches in Kenya, Nigeria, Ghana, Cambodia, Bangladesh, Columbia and Central American countries.

Product

The female condom is made of polyurethane, a thin but strong material that is resistant to rips and tears during use. The female condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. The female condom lines the vagina, preventing skin from touching skin during intercourse. The female condom is prelubricated and disposable and is intended for use during only one sex act.

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

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse--the latex male condom and the female condom.

The Company is currently in discussion with WHO and UNAIDS regarding the role the Female Condom can play in achieving the UN goal.

MALE CONDOM MARKET: It is estimated the global annual market for male condoms is
5.4 billion units. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for barrier contraceptives is much larger than the identified male condom market.


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

Cost  Effectiveness

Over the past two years several studies have been completed which show that providing the female condom in public clinics in both the United States and countries in the developing world, is at a minimum cost effective and usually cost saving. This is important information for governments to have in determining where their public health dollars are allocated. These studies have been or are about to be published and also presented at various scientific meetings around the world.

Worldwide  Regulatory  Approvals

The female condom received PMA approval as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the EU. In addition to the United States and the EU, several other countries have approved the female condom for sale, including Canada, Japan, Russia, Australia, South Korea and Taiwan.

The Company believes that, in addition to its patent coverage, the female condom's PMA approval and FDA classification as a Class III Medical Device create a significant barrier to entry in the US. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

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

Commercial  Markets

The Company markets the product directly in the United States and United Kingdom. The Company has commercial partners who have launched the product in 15 countries including Canada, Japan, and France. The most recent launch was in Japan in April 2000.

Japanese  Market

In Japan, the market for male condoms exceeds 600 million units. Oral contraceptives have only recently been approved in Japan and, as a result, 96% of Japanese contracepting couples use condoms. FHC's partner in Japan, Taiho Pharmaceuticals, a $1 billion Japanese health care company, launched the female condom under the tradename, MyFemy in April 2000. Taiho is using its 600 person sales force as well as its specialty medical sales force to promote MyFemy. Taiho has initiated a strong advertising, promotion and education campaign. The Company and Taiho are enthusiastic about the market potential of MyFemy in Japan.

Relationships  and  Agreements  with  Public  Sector  Organizations

Currently, it is estimated more than 1.5 billion male condoms are distributed worldwide by the public sector each year. The female condom is seen as an important addition to prevention strategies by the public sector because studies show that making the female condom available decreases the amount of unprotected sex by as much as one-third over offering only a male condom.

The Company has a multi-year agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately
0.38 Pounds ($.61). The female condom is available under this arrangement in 51 countries including Zimbabwe, Tanzania, Bolivia, Haiti, South Africa and Zambia. It is anticipated that multiple product launches will occur in several countries during the next two years, including in the countries of Kenya, Nigeria, Ghana, Cambodia, Bangladesh, Columbia and Central American countries.

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

Government  Regulation

In the U.S., the U.S. Food and Drug Administration ("FDA") regulate the female condom. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the Pre-Market Approval ("PMA") if the FDA finds that the female condom is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended, or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

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

Patents  and  Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, New Zealand, Singapore, Hong Kong and Australia. Additional product and technology patents are pending in Brazil, South Korea, Germany, Japan and several other countries. The patents cover the key aspects of the female condom, including its overall design and manufacturing process. The Company licenses the trademark "Reality" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 27 trademarks in 14 countries to protect the various names and symbols used in marketing the product around the world. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further secure its competitive position.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Sales increased $255,996 in the current quarter, or 23%, compared with the same period last year. The higher sales occurred because of increased unit sales shipped to international customers. The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

The Company had revenues of $1,349,718 and a net loss of $1,019,149 for the three months ended March 31, 2000 compared to revenues of $1,093,722 and a net loss of $1,132,916 for the three months ended March 31, 1999. As discussed more fully below, the decrease in the Company's net loss was result of an increase in gross profit offset by increases in selling, general and administrative expenses and non-operating interest expenses.

Cost of goods sold decreased $214,708 to $1,126,073 in the current quarter from $1,340,781 for the same period last year. The decline is a result of a larger portion of the Company's total sales being comprised of international and global public sector business (69%) than during the same period in the prior year (45%). The costs of goods sold per unit for such customers' business is less expensive because of the efficiencies related to the production of the bulk sized product sold.

Advertising and promotional expenditures decreased $6,548 to $75,832 in the current quarter from $82,380 for the same period in the prior year. Selling, general and administrative expenses increased $110,087, or 15%, to $820,488 in the current quarter from $710,401 for the same period last year. The increase reflects an increase in selling, accounting and financing costs.
The increase in selling expenses is a result of an expansion of sales staff utilized for public sector sales compared to that which was in existence during the prior period. As a result of the need to obtain additional financing the Company incurred accounting costs and non-cash expenses related to warrants issued for investment service personnel at a cost substantially greater than incurred in the prior fiscal year's first quarter.

The Company's operating loss for the three months ended March 3, 2000 was $672,675 compared to $1,039,840 for the same period last year, for a decrease of 35%.

Net interest and non-operating expenses increased $253,853 to $313,734 for the current period from $59,881 for the same period last year. The increase exists because the Company had a higher level of debt outstanding than the same period last year, as a result of the issuance of convertible debentures. The result is a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the first quarter of the prior year.

Non-cash expense for the three months ended March 31, 2000 totaled $456,000 compared to $122,000 during the same period in the prior year. The non-cash expenses related to warrants issued during the respective periods.

SIX  MONTHS  ENDED  MARCH  31,  2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

The Female Health Company had net revenues of $2,197,013 and a net loss of $2,359,417 for the six months ended March 31, 2000 compared to revenues of $1,797,720 and a net loss of $2,094,956 for the six months ended March 31, 1999. As discussed in more detail in the following paragraphs, the increase in the Company's net loss was due to an increase in selling, general and administrative expenses and non-operating interest expenses offset by gross profit improvements.

For the six months ended March 31, 2000, sales increased $399,293, or 22%, compared with the same period last year. The higher sales occurred because of increased unit sales shipped to international customers.

Units shipped and orders in-house totaled 6.6 million units at March 31, 2000 compared to 4.0 million at March 31, 1999 for an increase of 65%. The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold decreased $159,266, or 7%, to $2,042,966 for the six months ended March 31, 2000 from $2,202,232 for the same period last year. The decrease occurred as a result of a larger portion of the Company's total sales being comprised of international and global public sector business (53%) than during the same period in the prior year (40%). The costs of goods sold per unit for such customers' business is less expensive because of the efficiencies related to the production of the bulk sized product sold.

Advertising and promotional expenditures decreased $60,201, or 34%, to $114,642 for the six months ended March 31, 2000 from $174,843 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that the Female Condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant marketing program. Accordingly, the Company is in discussions with potential partners for the U.S. that have the resources to conduct such a marketing program.

Selling, general and administrative expenses increased $347,735, or 26%, to $1,663,769 in the current period from $1,316,034 for the same period last year. The increase reflects an increase in selling, accounting and financing costs.
The increase in selling expenses is a result of an expansion of sales staff utilized for global and public sector sales compared to that which was in existence during the same period during the prior year. As a result of the Company's need to obtain additional financing the Company incurred accounting costs and non-cash expenses related to warrants issued for investment service personnel at a cost substantially greater than incurred in the prior year's first six months.

Net interest and non-operating expenses increased $538,055 to $668,872 for the current period from $130,817 for the same period the prior year. The increase exists because the Company had a higher level of debt outstanding during the current fiscal year than the same period last year as a result of the issuance of convertible debentures. The result is a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the first half of the prior year.

Non-cash expense for the six months ended March 31, 2000 totaled $884,000 compared to $211,000 during the same period in the prior year. The non-cash expenses related to warrants issued during the respective periods.

Factors  That  May  Affect  Operating  Results  and  Financial  Condition

The Company's future operating results and financial condition are dependent on the Company's ability to increase demand for and to cost-effectively manufacture sufficient quantities of the female condom. Inherent in this process is a number of factors that the Company must successfully manage in order to achieve favorable future results and improve its financial condition.

Reliance  on  a  Single  Product

The Company expects to derive the vast majority, if not all, of its future revenues from the female condom, its sole current product. While management believes the global potential for the female condom is significant, the product is in the early stages of commercialization and, as a result, the ultimate level of consumer demand around the world is not yet known. To date, sales of the female condom have not been sufficient to cover the Company's operating costs.

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

Global  Market  and  Foreign  Currency  Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's sales are in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. To date, the Company's management has not deemed it necessary to utilize currency hedging strategies to manage its currency risks. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

Government  Regulation

The female condom is subject to regulation by the FDA, pursuant to the federal Food, Drug and Cosmetic Act (the "FDA Act"), and by other state and foreign regulatory agencies. Under the FDA Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The
Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first six months of fiscal 2000, cash used in operations totaled $0.4 million. The Company used net proceeds from the issuance of the Company's common stock in order to fund cash used in operations; thereby avoiding a reduction of its cash position.

While the Company believes that its existing capital resources (including expected proceeds from sales of common stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not, the Company will need to raise additional capital until its sales increase sufficiently to cover operating expenses. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Company's liquidity and capital resources.

At March 31, 2000, the Company had current liabilities of $4.1 million including a $1.0 million note payable due March 25, 2001 and a $250,000 note payable due February 12, 2001 both to Mr. Dearholt, a Director of the Company. As of March 31, 2000, Mr. Dearholt beneficially owns 2,046,720 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2001 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of March 31, 2000, Mr. Parrish beneficially owns 484,001 shares of the Company's Common Stock.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, without revenues, is approximately $0.1 million per month.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEMS  1-5.  NOT  APPLICABLE EXCEPT  AS  PROVIDED  BELOW
--------------------------------------------------------

Item 2(c)

     The Company sold 100,000 shares of common stock to one investor in January 2000. The Company received cash proceeds of $75,000 from this sale. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to a sophisticated, accredited investor, who provided representations which the Company deemed necessary to satisfy itself that he was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

     The Company sold 80,001 shares of common stock to three investors in February 2000. The Company received cash proceeds of $60,000 from these sales. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to sophisticated, accredited investors, who provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

     On February 18, 2000, the Company issued warrants to purchase 12,500 shares of common stock to O.B. Parrish, the Company's Chairman and Chief Executive Officer, in connection with the extension of the due date of a $50,000 loan from Mr. Parrish to February 18, 2001. The warrants have an exercise price of $0.72 per share. The warrants expire upon the earlier of their exercise or ten years after the date of their issuance. The Company believes that it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act in connection with this issuance.

     On February 12, 2000, the Company issued warrants to purchase 62,500 shares of common stock to Stephen M. Dearholt in connection with the extension of the due date of a $250,000 loan from Mr. Dearholt to February 12, 2001. On March 25, 2000, the Company issued warrants to purchase 250,000 shares of common stock to Stephen M. Dearholt in connection with the extension of the due date of a $1,000,000 loan from Mr. Dearholt to March 25, 2001. The Company believes that it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act in connection with these issuances.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits



Exhibit
Number   Description
-------  ------------------------------------------------------------

3.1      Amended and Restated Articles of Incorporation. (1)

3.2      Amended and Restated By-Laws. (2)

4.1      Amended and Restated Articles of Incorporation. (1)

4.2      Articles II, VII, and XI of the Amended and Restated By-
         Laws (included in Exhibit 3.2).(2)

4.3      Amended and Restated Articles of Incorporation.


10.1 Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2000 and related Warrants.

10.2     Company Promissory Note to O.B. Parrish for $50,000 dated
         February 18, 2000 and related Warrants.

10.3 Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 2000 and related Warrants.

27       Financial Data Schedule

_____________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.
(2)     Incorporated  herein  by  reference  to  the Company's 1995 Form 10-KSB.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE  FEMALE  HEALTH  COMPANY


DATE:  May  15,  2000              /s/  O.B.  Parrish
                                   ----------------------------------
                                     O. B. Parrish, Chairman and
                                        Chief Executive Officer


                                   /s/o/Robert  R.  Zic
                                   ----------------------------------
                                   Robert R. Zic, Director of Finance
                                    (Principal Accounting Officer)