Form 10QSB
period 2000-06-30
FEMALE HEALTH CO
filed 2000-08-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

        (MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR 15 (d) OF THE  EXCHANGE ACT

        For the transition period from __________  to  ____________

                         Commission File Number 0-18849
                                                -------

                           THE FEMALE HEALTH COMPANY
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Wisconsin                           39-1144397
     ---------------------------     -----------------------------------
 (State  or  Other  Jurisdiction of  (I.R.S. Employer Identification No.)
  Incorporation  or  Organization)

            875 N. Michigan Avenue, Suite 3660, Chicago, IL     60611
            -----------------------------------------------  -----------
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

   Common Stock, $.01 Par Value - 13,328,699 shares outstanding as of August 11,
                                      2000

           Transitional Small Business Disclosure Format (check one):

                           Yes            No       X
                               ------           ------

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX



                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND
          ANALYSIS:

          Cautionary Statement Regarding Forward Looking
           Statements. . . . . . . . . . . . . . . . . . . . . . . . . .     3

          Unaudited Condensed Consolidated Balance Sheet -
           June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . .     4

          Unaudited Condensed Consolidated
           Statements of Operations -
           Three Months Ended June 30, 2000
           and June 30, 1999 . . . . . . . . . . . . . . . . . . . . . .     5

          Unaudited Condensed Consolidated
           Statements of Operations -
           Nine Months Ended June 30, 2000
           and June 30, 1999 . . . . . . . . . . . . . . . . . . . . . .     6

          Unaudited Condensed Consolidated
           Statements of Cash Flows -
           Nine Months Ended June 30, 2000
           and June 30, 1999 . . . . . . . . . . . . . . . . . . . . . .     7

          Notes to Unaudited Condensed Consolidated
           Financial Statements. . . . . . . . . . . . . . . . . . . . .     8

          Management's Discussion and Analysis . . . . . . . . . . . . .    14


PART II.  OTHER INFORMATION

          Changes in Securities and Use of Proceeds. . . . . . . . . . .    24

          Submission of Matters to a Vote of Security Holders. . . . . .    24

          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    25

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS


Certain statements included in this Quarterly Report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; the ultimate level of consumer demand for the female condom; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners; the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets; risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity; the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; and the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and developments or assertions by or against the Company relating to intellectual property rights.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                JUNE 30,
                                                                  2000
                                                              -------------
ASSETS
Current Assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    395,806
   Accounts receivable, net. . . . . . . . . . . . . . . . .       553,720
   Inventories, net. . . . . . . . . . . . . . . . . . . . .     1,173,794
   Prepaid expenses and other current assets . . . . . . . .       255,949
                                                              -------------
                                                                 2,379,269
TOTAL CURRENT ASSETS

Intellectual property rights, net. . . . . . . . . . . . . .       643,281
                                                                   149,681
Other assets

PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . .     3,787,592
Less accumulated depreciation and amortization . . . . . . .    (2,237,754)
                                                              -------------
 Net  Property, plant, and equipment . . . . . . . . . . . .     1,549,838

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $  4,722,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable, related party, net of unamortized discount  $  1,163,522
   Convertible debenture, net of unamortized discount. . . .     1,358,911
   Accounts payable. . . . . . . . . . . . . . . . . . . . .       502,535
   Accrued expenses and other current liabilities. . . . . .       406,686
   Preferred dividends payable . . . . . . . . . . . . . . .       100,043
                                                              -------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .     3,531,697

Deferred gain on lease of facility . . . . . . . . . . . . .     1,442,800
Other long-term liabilities. . . . . . . . . . . . . . . . .        41,512
                                                              -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .     5,016,009

STOCKHOLDERS' DEFICIT:
Convertible preferred stock. . . . . . . . . . . . . . . . .         6,600
Common stock . . . . . . . . . . . . . . . . . . . . . . . .       133,254
Additional paid-in-capital . . . . . . . . . . . . . . . . .    47,987,899
Unearned consulting compensation . . . . . . . . . . . . . .       (76,360)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (48,405,221)
Accumulated other comprehensive income . . . . . . . . . . .        91,964
Treasury Stock, at cost. . . . . . . . . . . . . . . . . . .       (32,076)
                                                              -------------
Total Stockholders' (Deficit). . . . . . . . . . . . . . . .      (293,940)
                                                              -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . .  $  4,722,069
                                                              =============

See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended
                                                           June 30,
                                                 --------------------------
                                                     2000          1999
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 1,377,932   $ 1,611,975
Cost of products sold . . . . . . . . . . . . .    1,220,769     1,585,553
Gross Profit. . . . . . . . . . . . . . . . . .      157,163        26,422
                                                 ------------  ------------

Advertising & promotion . . . . . . . . . . . .       54,358        44,489
Selling, general and administrative . . . . . .      635,875       813,079
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .      690,233       857,568
                                                 ------------  ------------
Operating (Loss). . . . . . . . . . . . . . . .     (533,070)     (831,146)

Amortization of debt issuance costs . . . . . .       31,032        69,650
Interest, net and other expense . . . . . . . .      268,690       114,225
                                                 ------------  ------------
Income (Loss) before income taxes . . . . . . .     (832,792)   (1,015,021)

Provision for income taxes                                 -             -
                                                 ------------  ------------
Net (Loss). . . . . . . . . . . . . . . . . . .  $  (832,792)  $(1,015,021)

Preferred dividends, Series 1 . . . . . . . . .       32,910        33,304
                                                 ------------  ------------

Net (Loss) attributable to Common stockholders.  $  (865,702)  $(1,048,325)
                                                 ============  ============

Net (Loss) Per Common Share Outstanding . . . .  $     (0.07)  $     (0.09)

Weighted Average Common Shares Outstanding. . .   12,824,651    11,094,925



       See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Nine Months Ended
                                                           June 30,
                                                 --------------------------
                                                     2000          1999
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 3,923,425   $ 3,409,695
Cost of products sold . . . . . . . . . . . . .    3,612,216     3,787,785
Gross Profit (Loss) . . . . . . . . . . . . . .      311,209      (378,090)

Advertising & promotion . . . . . . . . . . . .      169,000       219,333
Selling, general and administrative . . . . . .    2,085,001     2,129,111
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .    2,254,001     2,348,444
                                                 ------------  ------------
Operating (Loss). . . . . . . . . . . . . . . .   (1,942,792)   (2,726,534)

Amortization of debt issuance costs . . . . . .      245,676        69,650
Interest, net and other expense . . . . . . . .      937,561       245,042
                                                 ------------  ------------
Income (Loss) before income taxes . . . . . . .   (3,126,029)   (3,041,226)

Provision for income taxes. . . . . . . . . . .            -             -
                                                 ------------  ------------
Net (Loss). . . . . . . . . . . . . . . . . . .  $(3,126,029)  $(3,041,226)

Preferred dividends, Series 1 . . . . . . . . .       99,090       102,054
                                                 ------------  ------------
Net (Loss) attributable to Common stockholders.  $(3,225,119)  $(3,143,280)
                                                 ============  ============
Net (Loss) Per Common Share Outstanding . . . .  $     (0.26)  $     (0.29)
Weighted Average Common Shares Outstanding. . .   12,522,230    10,719,690


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine Months ended June 30,
                                                          -------------------------
                                                              2000          1999
                                                          ------------  ------------
OPERATIONS:
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .  $(3,126,029)  $(3,041,226)
Adjusted for noncash items:
 Depreciation and amortization . . . . . . . . . . . . .      474,443       425,016
 Amortization of discounts on notes payable and
  convertible debentures . . . . . . . . . . . . . . . .      844,997       332,994
 Changes in operating assets and liabilities . . . . . .      961,986      (526,101)
                                                          ------------  ------------
Net cash (used in) operating activities. . . . . . . . .     (844,603)   (2,809,317)
INVESTING ACTIVITIES:
Capital expenditures, Net cash (used in)
 provided by investing activities. . . . . . . . . . . .      (11,579)      (22,129)
                                                          ------------  ------------

FINANCING ACTIVITIES:
Proceeds from related party notes issued . . . . . . . .    1,300,000     1,300,000
Payments on notes payable, related party . . . . . . . .   (1,300,000)   (1,558,043)
Proceeds from the issuance of convertible debentures . .            -     1,500,000
Dividend paid on preferred stock . . . . . . . . . . . .      (39,002)     (116,255)
Purchase of Common Stock held in Treasury. . . . . . . .            -       (12,746)
Proceeds from the issuance of common stock upon
 exercise of options and warrants. . . . . . . . . . . .            -       226,878
Proceeds from issuance of common stock . . . . . . . . .      719,500       485,000
                                                          ------------  ------------
Net cash provided by financing activities. . . . . . . .      680,498     1,953,835
                                                          ------------  ------------
Effect of exchange rate changes on cash. . . . . . . . .          781       256,640
                                                          ------------  ------------
INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . .     (174,903)     (749,972)
Cash at beginning of period. . . . . . . . . . . . . . .      570,709     1,480,287
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . .  $   395,806   $   730,315
                                                          ============  ============

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred
 stock dividends and convertible debenture
 interest. . . . . . . . . . . . . . . . . . . . . . . .  $    48,160        29,972
Issuance of warrants on notes payable. . . . . . . . . .      350,989     1,304,515
Common stock issued for payment of consulting services .       79,680        84,375
Preferred dividends declared, Series 1 . . . . . . . . .       99,090       100,289

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

Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999.

Principles  of  consolidation  and  nature  of  operations:
----------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the Reality female condom, "Reality," in the U.S. and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000sq. ft. leased manufacturing facility located in London, England.

Reclassifaction:
---------------

Certain expenses on the statements of income for the quarter and nine months ended June 30, 1999 have been reclassified to be consistent with the presentation shown for the quarter and nine months ended June 30, 2000.

NOTE  2  -  Earnings  Per  Share
            --------------------

Earnings  per share (EPS): Basic EPS is computed by dividing income available to
-------------------------
common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred or convertible debt and the exercise of stock options and warrants for all periods. Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------

Total Comprehensive Loss was $(954,440) and $(3,323,002) for the three and nine months ended June 30, 2000 and $(768,313) and $(2,479,199) for the three and nine months ended June 30, 1999.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:

                                   JUNE 30, 2000
                                  ---------------
Raw material and work in process  $      321,614
Finished goods . . . . . . . . .         866,000
                                  ---------------
Inventory, gross . . . . . . . .       1,187,614
Less: Inventory reserves . . . .         (13,820)
                                  ---------------
Inventory, net . . . . . . . . .  $    1,173,794
                                  ===============

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
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of $3.2 million for the nine months ended June 30, 2000 and as of June 30, 2000 had an accumulated deficit of $48.4 million. At June 30, 2000, the Company had working capital of $(1.2) million and stockholders' deficit of $(.3) million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom.

NOTE  6  -  Financial  Condition  -  (Continued)
          --------------------------------------
Management believes that recent developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, provide an indication of the Company's early success in broadening awareness and distribution of the Female Condom and may benefit future efforts to raise additional capital and to secure additional agreements to promote and distribute the Female Condom throughout other parts of the world.

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, as extended, Vector has acted as the Company's exclusive financial advisor through June 30, 2000 for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. The Company and Vector are discussing extending these arrangements. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction. Management is currently determining whether the Company should seek to extend this arrangement.

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
          --------------------------------------

The Company is required to draw down a minimum of $1 million during the term of the Equity Line Agreement. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period. As of June 30, 2000, the Company has placed four puts for the combined cash proceeds of $582,000 providing the Selling Stockholders with a total of 680,057 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share and therefore, the common stock was sold at the 18% discount. The timing and amount of the stock sales under the agreement are totally at the Company's discretion, subject to the Company's compliance with each of the following conditions at the time the Company requests a stock sale under the agreement:

- the registration statement the Company filed with the SEC for sales of stock under the agreement must remain in effect;

- all of the Company's representations and warranties in the agreement must be accurate and the Company must have complied with all of the Company's obligations in the Equity Line Agreement;

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

The trading price of the Company's common stock was below $1.00 per share as of June 30, 2000. Although Kingsbridge waived the condition relating to the trading price of the Company's common stock for the fourth put completed during the quarter ended June 30, 2000, the Company can make no assurance that Kingsbridge will waive this condition or any other condition under the Equity Line Agreement if the Company cannot satisfy such conditions to use the Equity
Line  Agreement  if  needed  in  the  future.

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

NOTE  7  -  Sale  of  Convertible  Debentures
            ---------------------------------

On May 19 and June 3, 1999, the Company issued an aggregate of $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. Interest on the convertible debentures is payable quarterly at a rate of 8% annually in cash or, at the investors' option, common stock at its then current fair market value. From December 2, 1999 until February 11, 2000, interest on the convertible debentures was at the rate of 10% annually, and then returned to 8% annually. Repayment of the convertible debentures is secured by a first security interest in all Company's assets. The original principal balance plus any accrued but unpaid interest of the convertible debentures may be convertible into the Company's common stock at the investor's election at any time after one year based on a per share price equal to the lesser of (a) 70% of the market price of the Company's Common Stock at the time of conversion or $1.00. The convertible debentures were originally payable one year after issuance. However, the Company elected under the terms of the convertible debentures to extend the due date to two years after issuance. As a result of the Company electing to extend the term of the debentures an additional year, the Company issued to the investors at the time of extension, additional warrants to purchase 375,000 shares of Common Stock on the same term as the other warrants.

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

The Company operates in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows:

                             Nine Months Ended
                                  June 30,
(Amounts in Thousands)        2000         1999
                           ----------  ----------
Net revenues:
 United States. . . . . .  $   1,542   $   1,856
 International. . . . . .      2,381       1,553
Operating profit (loss):
 United States. . . . . .     (3,344)     (2,665)
 International. . . . . .        119        (479)
Identifiable assets
 United States. . . . . .      1,082       1,647
 International. . . . . .      3,640       4,678

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transactions reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and International revenues increased by $36,540 and $96,514 as of June 30, 2000 and 1999, respectively. Additionally, U.S. operating loss reflects $2,227,625 and $1,075,330 of unallocated worldwide corporate overhead for the nine months ended June 30, 2000 and 1999, respectively.

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

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Following several years of testing the efficacy and acceptability of the female condom, in 1996, the Company entered into a three-year agreement with the Joint United Nations Programme on AIDS (UNAIDS) which has subsequently been extended. In the agreement, UNAIDS facilitates the availability and distribution of the female condom in the developing world and the Company sells the product to developing countries at a reduced price based on the total number of units purchased. The current price per unit is approximately 0.38 (Pounds) (or $0.58). Pursuant to this agreement, the product is currently available in 51 countries including Zambia, Zimbabwe, Tanzania, Brazil, Uganda, South Africa, and Haiti. The Company anticipates multiple launches will occur during the next two years under this agreement, including launches in Kenya, Nigeria, Ghana, Cambodia, Bangladesh, Columbia and Central American countries.

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

Global  Market  Potential

MALE CONDOM MARKET: It is estimated the global male condom market is 5.4 billion units. The major segments are in the Global Public Sector, the U.S., Japan, India and China.

The World Health Organization (WHO) estimates there are more than 300 million new cases of STDs worldwide each year, excluding HIV, and most of those diseases are more easily transmitted to women than to men. UNAIDS estimates that there are currently approximately 34 million people worldwide who are infected with HIV/AIDS and there are approximately 16,000 people per day who are newly infected. In the United States, the Center for Disease Control noted that in 1995, five of the ten most frequently reported diseases were STDs. The Center also has noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the coming year.

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse --the latex male condom and the female condom.

The Company is currently in discussion with WHO and UNAIDS regarding the role the Female Condom will play as part of the International Partnership Against Aids in Africa. The partnership is a coalition of African governments, the United Nations, donors and the private and community sectors. Its mission is over the next decade to help reduce the number of new HIV infections in Africa, promote care of HIV positive persons and to mobilize society to halt the advance of AIDS.

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

Commercial  Markets

The Company markets the product directly in the United States and United Kingdom. The Company has commercial partners who have launched the product in 15 countries including Canada, Japan, and France. The most recent launch was in Japan on April 25, 2000 by the Company's partner, Taiho Pharmaceuticals. To date, the launch and results are proceeding as planned.

Relationships  and  Agreements  with  Public  Sector  Organizations

Currently, it is estimated more than 1.7 billion male condoms are distributed worldwide by the public sector each year. The female condom is seen as an important addition to prevention strategies by the public sector because studies show that making the female condom available decreases the amount of unprotected sex by as much as one-third over offering only a male condom.

The Company has a multi-year agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately
0.38  (pounds)  (or  $.58).

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood. Currently 10 major cities and 15 state governments, including the states of New York, Pennsylvania, Florida, Mississippi, California, Louisiana, Maryland, New Jersey, South Carolina and Illinois and the cities of Chicago, Philadelphia, New York and Houston have purchased the product for distribution with a number of others expressing interest. All major cities and states have reordered product after their initial shipments.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS  ENDED  JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The Company had net revenues of $1,377,932 and a net loss of $865,702 for the three months ended June 30, 2000 compared to net revenues of $1,611,975 and a net loss of $1,048,325 for the three months ended June 30, 1999.

The Company's operating loss for the 3 months ended June 30, 2000 was $533,070 compared to $831,146 for the same period last year for a decrease of 36%. As discussed more fully below, the decrease in the Company's net operating loss was result of an increase in gross profit coupled with a decrease in selling, general and administrative expenses. The decrease in the net loss resulted from the reduction in the net operating loss offset somewhat by an increase in non-operating interest expenses. This is the second consecutive quarter in which the Company has registered a gross profit without adjustment.

Net revenues decreased $234,043 in the current quarter, or 15%, compared with the same period last year. The lower net revenues occurred because of lower unit sales shipped to domestic customers. The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold decreased $364,784 to $1,220,769 in the current quarter from $1,585,553 for the same period last year. The cost of goods sold as a percentage of sales improved to 89% in the current quarter compared to 98% during the same period in the prior year. The decline in the percentage is a result of a larger portion of the Company's total sales being comprised of international and global public sector business (61%) than during the same period in the prior year (52%). The costs of goods sold per unit for international and global public sector business is less expensive because of the efficiencies related to the production of the bulk sized product sold.

Advertising and promotional expenditures increased $9,869 to $54,358 in the current quarter from $44,489 for the same period in the prior year.

Selling, general and administrative expenses decreased $177,204, or 22%, to $635,875 in the current quarter from $813,079 for the same period last year. The decrease reflects a decrease in consulting and legal fees than incurred in the prior fiscal year's third quarter.

Net interest and non-operating expenses increased $154,465 to $268,690 for the current period from $114,225 for the same period last year. The increase exists because the Company had a higher level of debt outstanding than the same period last year, as a result of the issuance of convertible debentures. The result is a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the third quarter of the prior year.

NINE  MONTHS  ENDED  JUNE  30,  2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

The Female Health Company had net revenues of $3,923,425 and a net loss of $3,225,119 for the nine months ended June 30, 2000 compared to net revenues of $3,409,695 and a net loss of $3,143,280 for the nine months ended June 30, 1999.

The Company's operating loss for the 9 months ended June 30, 2000 was $1,942,792 compared to $2,726,534 for the same period last year for a decrease of 29%. As discussed in more detail in the following paragraphs, the decrease in the Company's net operating loss was a result of gross profit improvements and reductions in operating expenses principally from a decline in advertising and promotion expenses. The increase in the net loss resulted from an increase in non-operating interest expenses and amortization of debt issuance costs more than offsetting the reduced operating loss. As a result, the Company recorded a gross profit of $311,209 for the nine month period in 2000 versus a gross loss of $378,090 for the same 1999 period.

For the nine months ended June 30, 2000, net revenues increased $513,730, or 15%, compared with the same period last year. The higher net revenues occurred because of increased unit sales shipped to international customers.

Units shipped and orders in-house totaled 7.4 million units at June 30, 2000 compared to 4.9 million at June 30, 1999 for an increase of 51%. The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold decreased $175,569, or 5%, to $3,612,216 for the nine months ended June 30, 2000 from $3,787,785 for the same period last year. The decrease occurred as a result of a larger portion of the Company's total sales being comprised of international and global public sector business (68%) than during the same period in the prior year (46%). The cost of goods sold per unit for international and global public sector business is less expensive because of the efficiencies related to the production of the bulk sized product sold.

Advertising and promotional expenditures decreased $50,333, or 23%, to $169,000 for the nine months ended June 30, 2000 from $219,333 for the same period in the prior year. Advertising and promotion relates almost exclusively to the U.S. consumer market, and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs. Through expenditures to date, the Company has established that the Female Condom is responsive to promotion; but due to the Company's size, it doesn't possess the resources to conduct a significant marketing program. Accordingly, the Company is in discussions with potential partners for the U.S. that have the resources to conduct such a marketing program.

Selling, general and administrative expenses decreased $44,110, or 2%, to $2,085,001 in the current period from $2,129,111 for the same period last year. The decrease reflects a decrease in consulting and legal fees than incurred in the prior year's first nine months.

Amortization of debt issuance costs increased $176,026 to $245,676 for the nine months ended June 30, 2000 from $69,650 for the same period in the prior year. The increase is due to the amortization period of debt issuance costs relating to the issuance of convertible debentures in May and June 1999. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for further detail regarding the specifics of the transaction.

Net interest and non-operating expenses increased $692,519 to $937,561 for the current period from $245,042 for the same period the prior year. The increase exists because the Company had a higher level of debt outstanding during the current fiscal year than the same period last year as a result of the issuance of convertible debentures. The result is a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the first nine months of the prior year.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first nine months of fiscal 2000, cash used in operations totaled $.8 million. The Company used net proceeds from the issuance of the Company's common stock and cash on hand in order to fund cash used in operations.

While the Company believes that its existing capital resources (including expected proceeds from sales of common stock pursuant to the Equity Line Agreement) will be adequate to fund its currently anticipated capital needs, if they are not, the Company will need to raise additional capital until its sales increase sufficiently to cover operating expenses. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources. See Note 6 to the Unaudited Consolidated Financial Statements for additional information regarding the Company's liquidity and sources of capital.

At June 30, 2000, the Company had current liabilities of $3.5 million including a $1.0 million note payable due March 25, 2001 and a $250,000 note payable due February 12, 2001 both to Mr. Dearholt, a Director of the Company. As of June 30, 2000, Mr. Dearholt beneficially owns 2,496,720 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2001 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of June 30, 2000, Mr. Parrish beneficially owns 696,501 shares of the Company's Common Stock.

On June 14, 2000, the Company sold 500,000 shares of Common Stock to two investors, including 400,000 shares to a trust for the benefit of one of Mr.
Dearholt's children, at a price of $0.50 per share, representing a discount of 6% of the market price of the Common Stock on that date.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEMS  1-5.  NOT  APPLICABLE  EXCEPT  AS  PROVIDED  BELOW.
----------------------------------------------------------

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
----------------------------------------------------------


     2(c) The Company sold 500,000 shares of common stock to two investors in June 2000, including 400,000 shares to a trust for the benefit of a child of Stephen M. Dearholt, a director of the Company. The Company received cash proceeds of $250,000 from this sale. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to sophisticated, accredited investors, who provided representations which the Company deemed necessary to satisfy itself that were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

     On May 19, 2000 and June 3, 2000, the Company issued warrants to purchase 375,000 shares of common stock to five investors, in connection with the one-year extension of the due date of a $1,500,000 convertible debenture. The exercise price of the warrants is the lesser of 70% of market value or $1.00 per share. The warrants expire upon the earlier of their exercise or four years after the date of their issuance. The Company believes that it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act in connection with this issuance.

     During the quarter ended June 30, 2000, the Company sold 197,093 shares of Common Stock to a private investor under an equity line agreement. The Company received net cash proceeds of $97,000. The Company believes that it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act in connection with this issuance.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

The Company held an Annual Meeting of its shareholders on May 5, 2000. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R.
Walton and James R. Kerber to the Board of Directors to serve until the 2001 Annual Meeting, to ratify the appointment of McGladery & Pullen LLP as the Company's independent public accountants for the fiscal year ending September
30, 2000 and to amend the company's Amended and Restated Articles of Incorporation to increase the Company's authorized stock. The results of the shareholder voting is listed below:

Matter Voted On:                                 For         Against  Withheld  Abstentions  Broker non-votes
O.B. Parrish. . . . . . . . . . . . . . . . . .  11,559,264            234,781
William R. Gargiulo,Jr. . . . . . . . . . . . .  11,550,264            243,781
Mary Ann Leeper Ph.D. . . . . . . . . . . . . .  11,541,214            252,831
Stephen M. Dearholt . . . . . . . . . . . . . .  11,539,749            254,296
David R. Bethune. . . . . . . . . . . . . . . .  11,540,049            253,996
Michael R. Walton . . . . . . . . . . . . . . .  11,530,049            263,996
James R. Kerber . . . . . . . . . . . . . . . .  11,521,949            272,096
Ratification of Independent Public Accountants  11,623,220  150,014                  20,811
Amendment of Restated Articles of Incorporation  11,123,715  639,830                 30,500

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits



Exhibit
Number   Description
-------  -----------------------------------------------------------

    3.1    Amended and Restated Articles of Incorporation. (1)

    3.2    Amended and Restated By-Laws. (2)

    4.1    Amended and Restated Articles of Incorporation. (1)

    4.2    Articles II, VII, and XI of the Amended and Restated By-
           Laws (included in Exhibit 3.2).(2)

    4.3    Amended and Restated Articles of Incorporation.

   10.1 Warrant to purchase 250,000 shares of the Company's common stock issued to Gary Benson on May 19, 2000.

   10.2 Warrant to purchase 25,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 2000.

   10.3 Warrant to purchase 25,000 shares of the Company's common stock issued to Robert Johander on June 3, 2000.

   10.4 Warrant to purchase 50,000 shares of the Company's common stock issued to Michael Snow on June 3, 2000.

   10.5 Warrant to purchase 25,000 shares of the Company's common stock issued to W.G. Securities Limited
           Partnership on June 3, 2000.

   10.6 Stock Purchase Agreement, dated as of June 14, 2000, between the Company and The John W. Dearholt Trust

     27    Financial Data Schedule
         _____________________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

(2)     Incorporated  herein  by  reference  to  the Company's 1995 Form 10-KSB.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE  FEMALE  HEALTH  COMPANY


DATE:  August  11,  2000          /s/O.B.  Parrish
                                  ----------------------------------------------
                                   O.B. Parrish, Chairman and
                                    Chief Executive Officer


                                  /s/o/Robert  R.  Zic
                                  ----------------------------------------------
                                   Robert  R.  Zic,  Director  of
                                   Finance  (Principal  Accounting  Officer)