Form 10KSB
period 2000-09-30
FEMALE HEALTH CO
filed 2000-12-29
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

[  X  ]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Fiscal  year  ended  September  30,  2000
                                       OR

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Issuer's  revenues  for  its  most  recent  fiscal  year:  $5,766,868

As of December 15, 2000, 14,041,540 shares of Common Stock were outstanding. As of December 15, 2000, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $5.1 million (based upon the last reported sale price of $.437 on that date on the Over the Counter Bulletin Board).

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

PART  I

Item  1.     Description  of  Business

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the Female Condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS. It is the only HIV/AIDS product specifically developed and approved by regulatory agencies in the U.S., the European Union, Japan and The People's Republic of China, among others, since the epidemic began about 20 years ago for the prevention of the transmission of HIV/AIDS through sexual contact.

The Female Condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in over 50 additional countries. Certain of these studies show that having the Female Condom available increases protected sex acts and decreases the incidence of STDs.

The product is currently sold or available in various venues including commercial (private sector) outlets, public sector clinics and research programs in over 75 countries. It is commercially marketed in 18 countries including the U.S., the U.K., Canada, France and Japan. The Company is currently in discussions with potential distributors for key European countries, India, The People's Republic of China and other countries.

As noted above, the Female Condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations. Following several years of testing the efficacy and acceptability of the Female Condom, in 1996, the Company entered into a three-year agreement with the Joint United Nations Programme on Aids ("UNAIDS") which has subsequently been extended. In the agreement, UNAIDS facilitates the availability and distribution of the Female Condom in the developing world and the Company will sell the product to developing countries at a reduced price based on the total number of units purchased. The current price per unit is approximately 0.38 (Pounds), or $0.55. Pursuant to this agreement, the product is currently available in over 50 countries including in Zambia, Zimbabwe, Tanzania, Brazil, Uganda, South Africa, Namibia, Ghana, and Haiti. The Company anticipates multiple launches will occur during the next two years under this agreement, including launches in Kenya, Nigeria, Cambodia, Bangladesh, and Central American countries.

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

HIV/AIDS is an epidemic far more extensive than what was predicted. UNAIDS and the World Health Organization ("WHO") now estimate that the number of people living with HIV/AIDS stands at about 36 million, more than 50% higher than WHO's original projection in 1991 for year end 2000. Further, African countries with over 80% of the reported cases are experiencing devastating effects to their economic growth. Gross domestic product in hard-hit countries such as South Africa is projected to decrease 13% - 22% by 2010. Based on these recently released figures, UNAIDS has initiated a new strong campaign to persuade African leaders to immediately initiate broad education out-reach prevention programs with support from the international community.

The focus is extending to Eastern Europe and Asia as the estimated number of cases of HIV/AIDS has, according to UNAIDS, exponentially jumped in the last year. Major prevention and education out-reach programs are being planned and implemented in these countries.

In the United States, the Center for Disease Control and Prevention reports that one in four Americans has an STD, one in five adults over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases by the coming year.

Currently there are only two products that prevent the sexual transmission of HIV/AIDS and other STDs -- the latex male condom and the Female Condom.

The Company is currently in discussion with WHO and UNAIDS regarding the role the Female Condom will play as part of the International Partnership Against Aids in Africa. The partnership is a coalition of African governments, the United Nations, donors and the private and community sectors. Its mission is over the next decade to help reduce the number of new HIV infections in Africa, promote care of HIV positive persons and mobilize society to halt the advance of AIDS.

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

Cost  Effectiveness

Over the past two years several studies have been completed which show that providing the Female Condom in public clinics in both the United States and countries in the developing world is, at a minimum, cost effective and usually cost saving. This is important information for governments to have in determining where their public health dollars are allocated. These studies have been or are about to be published and also have been presented at various scientific meetings around the world.

Worldwide  Regulatory  Approvals

The Female Condom received PMA approval as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the Female Condom throughout the European Union ("EU"). In addition to the United States and the EU, several other countries have approved the Female Condom for sale, including Canada, China, Japan, Russia, Australia, South Korea and Taiwan.

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

Commercial  Markets

The Company has commercial partners which have launched the product in the U.S., the U.K., Canada, Japan and France.

Relationships  and  Agreements  with  Public  Sector  Organizations

Currently, it is estimated more than 1.7 billion male condoms are distributed worldwide by the public sector each year. The Female Condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the Female Condom decreases the amount of unprotected sex by as much as one-third over offering only a male condom.

The Company has a multi-year agreement with UNAIDS to supply the Female Condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately 0.38 (pounds), or $.55.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations. The Female Condom is available in all 50 states with major programs in the states of New York, Florida, California, Louisiana, Maryland, New Jersey, South Carolina and Illinois and the cities of Chicago, Philadelphia, New York and Houston. All major cities and states have reordered product after their initial shipments.

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

Employees

As of December 15, 2000, the Company's operations had 78 full-time employees within the U.S. and the U.K. and no part-time employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 15, 2000, the Company had unfilled orders of $821,000. The comparable amount as of the same date of the prior year was $2,522,000. Material orders fluctuate from quarter to quarter. The Company has several large pending orders that had not yet been formalized as of the date of filing of this report. All of the formalized but yet unfilled orders are expected to be filled during Fiscal 2001.

Patents  and  Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, New Zealand, Singapore, Hong Kong and Australia. These patents expire between 2005 and 2013. Due to a change in patent regulations, the U.S. product patent, which formerly expired on April 14, 2005, has had its expiration extended until April 14, 2007 providing the Company with two additional years of protection. Additional product and technology patents are pending in Brazil, South Korea, Germany, Japan and several other countries. The patents cover the key aspects of the Female
Condom, including its overall design and manufacturing process. The Company licenses the trademark "Reality" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 27 trademarks in 14 countries to protect the various names and symbols used in marketing the product around the world. In addition, the experience that has been gained through years of manufacturing the Female Condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, which further secure its competitive position.

Research  and  Development

In 2000 and 1999, the Company incurred research and development costs from continuing operations of $67,099 and $122,196, respectively. These expenditures were primarily related to conducting acceptability studies and analyzing second generation products.

Industry  Segments  And  Financial  Information  About  Foreign  And  Domestic
Operations

See  Note  11  to  Notes  to Consolidated Financial Statements, included herein.

History

The Female Condom was invented by a Danish physician who obtained a U.S. patent for the product in 1988. The physician subsequently sold certain rights to the Female Condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the Female Condom to market in certain non-U.S. countries. The Company, known as Wisconsin Pharmacal Company, Inc. (the Company's predecessor), owned certain rights to the Female Condom in the U.S., Canada, and Mexico, pursued the pre-clinical and clinical studies and overall development of the product for worldwide use and U.S. FDA approval of the product.

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

The FDA approved the Female Condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 36 million Female Condoms around the world.

Item  2.  Description  of  Property

The Company leases approximately 4,500 square feet of office space at 875 North Michigan Avenue, Suite 3660, Chicago, IL 60611. The lease expires September 30, 2001. The Company also leases approximately 1,900 square feet at 919 North Michigan Avenue, Suite 2208, Chicago, Illinois, 60611. The lease expires January 31, 2001. The Company has subleased these premises to a third party. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the Female Condom. The Company manufactures the Female Condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2027. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EU quality group. Current capacity at the manufacturing facility is approximately 60 million Female Condoms per year. Management believes the properties are adequately insured.

Item  3.  Legal  Proceedings.

The  Company  is  not  involved  in  any  material  pending  legal  proceedings.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Fiscal year ended September 30, 2000.

PART  II

Item  5.  Market  For  Common  Equity  and  Related  Stockholder  Matters.

On February 5, 1999, the Company's common stock was delisted from the American Stock Exchange since it did not meet all of the criteria for continued listing. Commencing on February 9, 1999, the common stock has been quoted on the OTC Bulletin Board under the symbol "FHCO." Although the Company believes the OTC
Bulletin Board has and will continue to provide an efficient market for the purchase and sale of the Company's common stock, investors may find it more difficult to obtain accurate quotations of the price of the Company's common stock and to sell the common stock on the open market than was the case when the stock was listed on the American Stock Exchange. In addition, companies whose stock is listed on the American Stock Exchange must adhere to the rules of such exchange. These rules include various corporate governance procedures which, among other items, require the Company to obtain shareholder approval prior to completing certain transactions such as, among others, issuances of common stock equal to 20% or more of the Company's then outstanding common stock for less than the greater of book or market value or the issuance of certain stock options. Companies whose stock is quoted on the OTC Bulletin Board are not subject to these or any comparable rules. The approximate number of record holders of the Company's common stock at December 15, 2000 was 449. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below. These sales prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions.


                               -----------------  Quarters  -------------

2000                             FIRST       SECOND     THIRD      FOURTH
-------------                  ---------   ---------   -------   ---------

Price per common share - High  $    1 1/2  $   1 3/16  $ 1 1/16  $    23/32
Price per common share - Low.  $    13/16  $      7/8  $    1/2  $    13/32

1999
-------------

Price per common share - High  $        2  $   2 1/16  $      2  $  1 11/16
Price per common share - Low.  $    1 1/4  $   1 1/16  $    7/8  $    11/16

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

Results  of  Operations

Fiscal Year Ended September 30, 2000 ("2000") Compared to Fiscal Year Ended September 30, 1999 ("1999")

The Company had net revenues of $5.8 million and a net loss attributable to common stockholders of $(3.8) million, or $(0.30) per share in 2000 compared to net revenues of $4.7 million and a net loss attributable to common stockholders of $(3.9) million, or $(0.36) per share in 1999.

The Company's operating loss for 2000 was $2,392,631 compared to $2,851,873 for 1999 for a decrease of 16%. As discussed in more detail in the following paragraphs, the decrease in the Company's net operating loss was a result of gross profit improvements while operating expenses between years had a negligible change. The decline in net loss was smaller (2%), however, due to increases in non-operating interest expenses and amortization of debt issuance costs.

Net revenues increased $1.1 million, or 22%, in 2000 over the prior year. The higher net revenues primarily resulted from increased unit sales shipped to international customers.

Cost of goods sold increased $585,988, or 13%, to $5,184,735 for 2000 from $4,598,747 for 1999. The increase was not in proportion with the sales increase as a result of a larger portion of the Company's total sales being comprised of international and global public sector business (74%) than during the same period in the prior year (56%). The costs of goods sold per unit for such customers' business is less expensive because of the efficiencies related to the production of the bulk sized product sold. The Company's U.K.-based manufacturing facility utilized approximately 13% of its capacity in 2000 compared with approximately 11% of its capacity in 1999.

Advertising and promotion expenditures did not change materially between years, decreasing 2% to $0.2 million in 2000 compared to $0.3 million in 1999. Advertising and promotion relates exclusively to the U.S. market and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs incurred to increase consumer awareness and purchases of the Female Condom. The Company entered an agreement with Mayer Laboratories, Inc. to distribute the Female Condom to the wholesale retail trade in the United Sates effective October 1, 2000. The Company will continue to distribute directly to U.S. Public sector customers. Mayer currently distributes birth control and STD prevention products and its objective is to increase unit sales of the Female Condom in the wholesale retail trade arena. This agreement complements the Company's strategy to serve as a manufacturer supplying public sector customers and commercial partners worldwide. Additionally, due to the consolidation of administrative functions the Company estimates this agreement will permit it to save $0.3 million in expenses annually.

Selling, general and administrative expenses were $2.7 million in 2000 and 1999. As a percentage of net revenues, the selling, general and administrative expenses were 47% in 2000 compared with 58% in 1999. The decrease as a percentage of net revenues exists, because although the change in general and administrative expenses was flat, net revenues increased 22% between the current and prior fiscal year periods. Selling, general and administrative expenses did not proportionately increase, however, because increases in investor relations and selling expenses were offset by reductions in legal and research and development costs.

The Company's strategy is to act as a manufacturer supplying the public sector and commercial partners throughout the world. The Company's partners pay for all marketing and shipping costs. Consequently, as the Company's sales volume increases the Company's operating expenses will not increase significantly.

Non-cash amortization of debt issuance costs increased $71,552 to $245,676 for 2000 from $174,124 for 1999. The increase is due to the amortization period of debt issuance costs relating to the issuance of convertible debentures in May and June 1999. See Note 4 of the Notes to Consolidated Financial Statements for further detail regarding the convertible debentures.

Net interest and non-operating expenses increased $327,544, or 45%, to $1,051,856 for 2000 compared to $724,312 for 1999. The increase exists because the Company had a higher level of debt outstanding during 2000 than 1999 as a result of the issuance of convertible debentures. The result is a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures for 2000 than for 1999.

The Company was able to cover fixed manufacturing overhead costs and exceeded break-even at the gross profit level. However, the Company must achieve cumulative annual unit sales of approximately 19 million Female Condoms based upon the current average selling price per unit in order to cover operating and non-operating expenses or approximately 32% of manufacturing capacity.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred significant operating losses. Cash used in continuing operations was $1.0 million for 2000 and $2.8 million in 1999. Historically, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

During 2000, the Company received approximately $1.3 million in proceeds from newly-issued notes payable and $0.9 million from the issuance of common stock. FHC used these amounts to fund current operations of the Company and to repay existing liabilities.

In the near term, FHC management expects operating losses and capital requirements to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world.

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. ("Vector"), an investment banking firm specializing in providing advice to healthcare and life-science companies.
Pursuant to this agreement, for a one-year period, Vector will act as the Company's exclusive financial advisor for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. Extension of the agreement is currently under consideration. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction.

On November 19, 1998, the Company executed an agreement with a private investor (the "Equity Line Agreement"). This agreement provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $6.0 million of the Company's Common Stock. The Equity Line Agreement expires on February 12, 2001 and, among other things, provides for minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. Puts cannot occur more frequently than every 20 trading days. Upon a proper put under this agreement, the investor purchases Common Stock at a discount of (a) 12% from the then current average market price of the Company's Common Stock, as determined under the Equity Line Agreement, if such average market price is at least $2 or (b) 18% from the then current average market price if such average market price is less than $2. In addition, the Company is required to pay its placement agent sales commissions in Common Stock or cash, at the placement agent's discretion, equal to 7% of the funds raised under the Equity Line Agreement and issue warrants to the placement agent to purchase shares of Common Stock, at an exercise price of $2.17 per share, equal to 10% of the shares of Common Stock sold by the Company under the Equity Line Agreement. Pursuant to the Equity Line Agreement, the

Company issued the investor a Warrant to purchase 200,000 shares of Common Stock at $2.17 per share.

The Company is required to draw down a minimum of $1 million during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period. As of September 30, 2000, the Company has placed four puts for the combined cash proceeds of $582,000 providing the investor with a total of 680,057 shares of the Company's Common Stock. Each put was executed while the Company's stock price was below $2.00 per share. The fourth put, which was executed in the third quarter of the 2000 fiscal year, took place at a price below $1.00 per share. The timing and amount of the stock sales under the agreement are totally at the Company's discretion, subject to the Company's compliance with each of the following conditions at the time the Company requests a stock sale under the agreement:

- the registration statement the Company filed with the SEC for resales of Common Stock by the investor must remain in effect;

- all of the Company's representations and warranties in the agreement must be accurate and the Company must have complied with all of the Company's obligations in the agreement;

- there may not be any injunction, legal proceeding or law prohibiting the company's sale of the stock to the investor;

- the sale must not cause investor's ownership of the Company's common stock to exceed 9.9% of the outstanding shares of the Company's common stock;

- the trading price of the Company's common stock over a five trading day preceding the date of the sale must equal or exceed $1.00 per share; and

- the average daily trading volume of the Company's common stock for a 20 trading day period preceding the date of the sale must equal or exceed 17,000 shares.

The Company anticipates that it will need to raise additional capital in fiscal 2001 to cover operating expenses through the sale of debt or equity, including pursuant to the Equity Line Agreement if the conditions for its use are satisfied or waived. There can be no assurance that the Company will satisfy the conditions required for it to exercise puts under the Equity Line Agreement. For example, the trading price of the Company's Common Stock has not closed above $1.00 per share since May 2000. Accordingly, the Company may not be able to realize all or any of the funds available to it under the Equity Line Agreement.

The Company has a $1 million note due March 25, 2001 and a $250,000 note payable due February 12, 2001 to Mr. Stephen Dearholt, a Director of the Company. The Company also secured a $50,000 note payable due February 18, 2001 to Mr. O.B. Parrish, the Chairman of the Board and Chief Executive Officer of the Company.

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

As of December 15, 2000, the Company had approximately $0.3 million in cash, net trade accounts receivable of $0.7 million and current trade accounts payable of $0.6 million. It is estimated that the Company's cash burn rate, with revenues, is less than $0.1 million per month.

Impact  of  Inflation  and  Changing  Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

New  Accounting  Pronouncements

Please  see  "New  Accounting Pronouncements" in Note 1 in financial statements.

ITEM  7.  Financial  Statements

     The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not  Applicable.

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Certain information about the Company's executive officers and directors as of September 30, 2000, is as follows:


NAME                                     POSITION                       AGE
O.B. Parrish              Chairman of the Board, Chief Executive        67
                          Officer, and Director

Mary Ann Leeper, Ph.D.    President, Chief Operating Officer and        60
                          Director

William R. Gargiulo, Jr.  Secretary and Director                        72

Jack Weissman             Vice President - Trade Sales                  53

Michael Pope              Vice President of the Company, Director       44
                          of The Female Health Company, Ltd., Director
                          and General Manager of The Female Health
                          Company (UK) Plc

Mitchell Warren           Vice President - International Affairs        34

Robert R. Zic             Principal Accounting Officer                  37

David R. Bethune          Director                                      60

Stephen M. Dearholt       Director                                      54

Michael R. Walton         Director                                      62

James R. Kerber           Director                                      68

O.  B.  PARRISH
Age:  67;  Elected  Director:  1987;  Present  Term  Ends:  2001  Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987.
Phoenix of Illinois owns approximately 295,000 shares of the Company's outstanding Common Stock. Mr. Parrish also was the Co-Chairman and a Director of Inhalon Pharmaceuticals, Inc. until its sale to Medeva, Plc. and is Chairman and a Director of ViatiCare, L.L.C., a Director of MIICRO, Inc., a neuroimaging company, and a Director of Amerimmune Pharmaceuticals, Inc. Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY  ANN  LEEPER,  Ph.D.
Age:  60;  Elected  Director:  1987;  Present  Term  Ends:  2001  Annual Meeting

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996 and as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. From 1981 until 1986, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA. Dr. Leeper currently serves on the Board of Directors of the Temple University School of Pharmacy and on the Board of Directors of the Northwestern University School of Music. She is on the Board of CEDPA, an international not-for-profit organization working on women's issues in the developing world. Dr. Leeper is also a director of Influx, Inc., a pharmaceutical research company.

WILLIAM  R.  GARGIULO,  JR.
Age:  72;  Elected  Director:  1987;  Present  Terms  Ends:  2001 Annual Meeting

William R. Gargiulo, Jr. has served as Secretary of the Company from 1996 to present, as Vice President from 1996 to September 30, 1998, as Assistant Secretary of the Company from 1989 to 1996, as Vice President - International of The Female Health Company Division from 1994 until 1996, as Chief Operating Officer of the Company from 1989 to 1994, and as General Manager of the Company from 1988 to 1994. Mr. Gargiulo has also served as a Director of the Company since 1987. Mr. Gargiulo is a Trustee of a trust which is a shareholder of Phoenix of Illinois. From 1984 until 1986, Mr. Gargiulo was the Executive Vice President of the Pharmaceutical Group of Searle, in charge of Searle's European operations. From 1976 until 1984, Mr. Gargiulo was the Vice President of Searle's Latin American operations.

JACK  WEISSMAN
Age:  53;  Vice  President  -  Trade  Sales

Mr. Weissman has served as Vice President-Trade Sales since June 1995. From 1992 to 1994, Mr. Weissman was Vice President-Sales for Capitol Spouts, Inc., a manufacturer of pouring spouts for gable paper cartons. During the period from 1989 to 1992, he acted as General Manager-HTV Group, an investment group involved in the development of retail stores. Mr. Weissman joined Searle's Consumer Products Group in 1979 and held positions of increasing responsibility, including National Account and Military Sales Manager. From 1985 to 1989, he was Director - Retail Business Development for The NutraSweet Company, a Searle subsidiary. Prior to Searle, Mr. Weissman worked in the consumer products field as account manager and territory manager for Norcliff Thayer and Whitehall Laboratories.

MICHAEL  POPE
Age:  44;  Vice President, General Manager - The Female Health Company (UK) Plc.

Mr. Pope has served as Vice President of the Company since 1996 and as General Manager of The Female Health Company (UK) Plc. (formerly Chartex International, Plc.) since the Company's 1996 acquisition of Chartex. Mr. Pope has also served as a Director of The Female Health Company, Ltd. (formerly Chartex Resources Limited) and The Female Health Company (UK) Plc. since 1995. From 1990 until 1996, Mr. Pope was Director of Technical Operations for Chartex with responsibility for manufacturing, engineering, process development and quality assurance. Mr. Pope was responsible for the development of the high speed proprietary manufacturing technology for the Female Condom and securing the necessary approvals of the manufacturing process by regulatory organizations, including the FDA. Mr. Pope was also instrumental in developing and securing Chartex's relationship with its Japanese marketing partner. Prior to joining Chartex, from 1986 to 1990, Mr. Pope was Production Manager and Technical Manager for Franklin Medical, a manufacturer of disposable medical devices. During the period from 1982 to 1986, Mr. Pope was Site Manager, Engineering and Production Manager, Development Manager and Silicon Manager for Warne Surgical Products.

MITCHELL  WARREN
Age:  34;  Vice  President  -  International  Affairs

Mr. Warren has served as Vice President - International Affairs of the Company since February 2000 and as Director of International Affairs of the Company from January 1999 to February 2000. From 1993 to 1998, Mr. Warren was employed by Population Services

International (PSI), an international social marketing and communications organization, first as Executive Director of PSI/South Africa and then of PSI/Europe. From 1989 to 1993, Mr. Warren was Program Director of Medical Education for South Africa Blacks.

ROBERT  ZIC
Age:  37;  Principal  Accounting  Officer

Mr. Zic has served as Principal Accounting Officer since March 1999. From 1998 to 1999, Mr. Zic held the dual positions of Acting Controller and Acting Chief Financial Officer at Ladbroke's Pacific Racing Association division. From 1995 to 1998, Mr. Zic served as the Chief Accounting Manager and Assistant Controller at Argonaut Insurance Company. In this capacity he was responsible for the financial and accounting operations of Argonaut and its four subsidiaries. From 1990 to 1994, he was the Assistant Controller of CalFarm Insurance Company where he was responsible for external reporting duties. From 1988 to 1990, Mr. Zic was a Senior Accountant responsible for the statutory-based financials of Allstate Insurance Company. Mr. Zic began his career in 1986 as an Auditor with Arthur Andersen & Co.

DAVID  R.  BETHUNE
Age:  60;  Elected  Director:  1996;  Present  Term  Ends:  2001  Annual Meeting

Mr. Bethune has served as a Director since January 1996. Mr. Bethune has been Chairman and Chief Executive Officer of Atrix Laboratories since 1999. From
1997 to 1998, Mr. Bethune held the position of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is on the Board of Directors of the Southern Research Institute, Atrix Pharmaceuticals and the American Foundation for Pharmaceutical Education, Partnership for Prevention. He is a founding trustee of the American Cancer Society Foundation and an associate member of the National Wholesale Druggists' Association and the National Association of Chain Drug Stores. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

STEPHEN  M.  DEARHOLT
Age:  54;  Elected  Director:  1996;  Present  Term  Ends:  2001  Annual Meeting

Mr. Dearholt has served as a Director since April 1996. Mr. Dearholt is a co-founder and has been a partner in Response Marketing, one of the largest privately owned life insurance marketing organizations in the United States, since 1972. He has over 23 years of experience in direct response advertising and data based marketing of niche products. Since 1985, he has been a 50% owner of R.T. of Milwaukee, a private investment holding company which operates a stock brokerage business in Milwaukee, Wisconsin. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex. Mr. Dearholt is also very active in the non-profit sector. He is currently on the Board of Directors of Children's Hospital Foundation of Wisconsin, an honorary board member of the Zoological Society of Milwaukee, and the national Advisory Council of the Hazelden
Foundation. He is a past board member of Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.

MICHAEL  R.  WALTON
Age:  62;  Elected  Director:  1999;  Present  Term  Ends  2001  Annual  Meeting

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

JAMES  R.  KERBER
Age:  68;  Director:  1999;  Present  Term  Ends  2001  Annual  Meeting

Mr. Kerber has served as a director since April 1999. Mr. Kerber is currently a business consultant to the insurance industry since January 1996. He has over 40 years of experience in operating insurance companies, predominately those associated with life and health. From 1994 to 1996, he was Chairman, President, Chief Executive Officer and director of the 22 life and health insurance companies which comprise the ICH Group. In 1990, Mr. Kerber was founding partner in the Life Partners Group where he was Senior Executive Vice President and a director. Prior to that, he was involved with operating and consulting over 200 life and health insurance companies for ICH Corporation, HCA Corporation and US Life Corporation.

Item  10.  Executive  Compensation

The following table sets forth the annual and long-term compensation for each of the last three fiscal years for the Company's Chief Executive Officer and the highest paid executive officer other than the Chief Executive Officer (the "named executive officer"), who served in such capacity as of September 30, 2000, as well as the total compensation paid to each individual during the Company's last three fiscal years. No other executive officers of the Company received salary and bonus of in excess of $100,000 during the fiscal year ended September 30, 2000.

SUMMARY  COMPENSATION  TABLE

                                     Annual               Long-Term Compensation
                                  Compensation                    Awards
                                  -------------           -----------------------
                                                       Restricted          Securities
Name and                                                  Stock            Underlying
Principal                 Fiscal     Salary             Awards(1)         Options/SARs
 Position                  Year        ($)                 ($)                 (#)
------------------------  ------  -------------  -----------------------  -------------
O.B. Parrish . . . . . .    2000         90,000                    --                --
  Chairman and              1999         90,000                    --           200,000
  Chief Executive           1998         90,000               117,955(2)        264,000
  Officer

Mary Ann Leeper,  Ph.D.     2000        225,000                    --                --
  President and             1999        225,000                    --           500,000
  Chief Operating           1998        225,000                84,210(2)        290,000
  Officer


(1)     Represents  the  fair  market  value  of restricted common stock on the date of grant  based  on  the  $2.88 closing price of the Company's Common Stock on the date of grant.
(2)     At  September  30,  2000,  the  named  executive officer owned 25,000 shares of restricted  Common  Stock, having a fair market value of $17,188 on such date, based on the  closing  price  of  the Company's Common Stock on such date. For Mr. Parrish, also includes  his  pro rata portion of 25,000 shares of restricted stock granted to Phoenix
Health  Care  of  Illinois, Inc. ("Phoenix of Illinois"), based on his 64% ownership of such  entity.  For  Dr.  Leeper,  also includes her pro rata portion of such restricted stock  based  on  her approximately 16.7% ownership of such entity. All of these shares were  granted  on  May  5,  1998 and vest in full on the first anniversary of the grant date.  The  owner  is  entitled  to  receive  any dividends declared on these shares of restricted  stock.

Option/SAR  Grants  in  Last  Fiscal  Year

None.


Aggregated  Option  Values  at  September  30,  2000

The following table presents the value of unexercised options held by the named executive officers at September 30, 2000:


                        Number  of  Securities
                        Underlying  Unexercised      Value of Unexercised In-
                        Options  at  September  30,     The-Money Options at
                        2000                         September  30,  2000(1)

Name                    Exercisable / Unexercisable  Exercisable/Unexercisable
O. B. Parrish. . . . .             88,000 / 376,000                      0 / 0

Mary Ann Leeper, Ph.D.             96,667 / 693,333                      0 / 0

(1) Values are calculated by subtracting the exercise price from the $.6875 per share closing price of the Company's Common Stock on September 30, 2000.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

                               SECURITY OWNERSHIP

The following table sets forth certain information as of December 17, 2000 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's Common Stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group:


                                  Amount of Beneficial  Ownership
Name of Beneficial Owner                 Shares          Percent
O. B. Parrish (1). . . . . . . .               506,501        3.6%
William R. Gargiulo, Jr. (1) . .               352,168        2.5%
Mary Ann Leeper, Ph.D. (1) . . .               462,068        3.3%
Stephen M. Dearholt (4). . . . .             2,705,583       17.6%
David R. Bethune (2) . . . . . .                50,000          *
James R. Kerber. . . . . . . . .               343,710        2.4%
Michael R. Walton (3). . . . . .               539,900        3.8%
Gary Benson (5). . . . . . . . .             6,152,611       30.7%
All directors, nominees and
 executive officers, as a group
 (eleven persons) (1)(2)(3)(4) .             4,340,928       27.2%

*        Less than 1%.

(1) Includes 294,501 shares owned by and 30,000 shares under option to Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois"). Messrs. Parrish and Gargiulo and Dr. Leeper may be deemed to share voting and dispositive power as to such shares since Mr. Gargiulo is a trustee of a trust which is a shareholder, and Mr. Parrish and Dr. Leeper are officers, directors and shareholders, of Phoenix of Illinois. For Dr. Leeper, also includes 40,900 shares owned by and 96,667 shares under option to her; for Mr. Parrish, also includes 71,500 shares owned by, 22,500 shares under warrants to him and 88,000 shares under option to him; for Mr. Gargiulo, also includes 10,500 shares owned by and 16,667 shares under option to him and 500 shares held by the William R. Gargiulo 1991 Convertible Trust of which Mr. Gargiulo and his spouse are the trustees and share voting and investment power over such shares.


(2)     Includes  50,000  shares  under  option  to  Mr.  Bethune.

(3) Includes 200,000 shares of Common Stock owned directly by Mr. Walton, 142,126 shares of preferred stock owned by Mr. Walton, warrants to purchase 30,900 shares of Common Stock and 166,874 shares of preferred stock held by a trust of which Mr. Walton is trustee.

(4) Includes 733,605 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 9,680 shares held by Response Marketing Money Purchase Plan, 11,200 shares held in a self-directed IRA; 162,898 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees; 18,100 shares held by Mr. Dearholt's minor child; 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling, and 60,000 shares of preferred stock held by the Mary C. Dearholt Trust, of which Mr. Dearholt, a sibling and his mother are trustees, that are convertible share-for-share into the Company's common stock. Mr. Dearholt shares the power to vote and dispose of 640,998 shares of common stock (including 60,000 shares of preferred stock convertible into common stock) held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock, except that North Central Trust has the sole power to vote and dispose of the 9,680 shares of common stock held by the Response Marketing Money Purchase Plan. Also includes warrants to purchase 1,172,500 shares of common stock and options to purchase 50,000 shares of common stock.

(5) Includes warrants to purchase 1,500,000 shares of common stock and assumes the conversion as of December 17, 2000 of all principal and accrued but unpaid interest under convertible debentures in the principal amount $1,500,000. The original principal balance plus any accrued but unpaid interest of the convertible debentures may be converted into common stock at Mr. Benson's election at any time based on a per share price equal to the lesser of (a) 70% of the market price of the Company's common stock at the time of conversion; or
(b) $1.00. Mr. Benson's address is 2925 Dean Parkway, Minneapolis, Minnesota 55416.

Item  12.  Certain  Relationships  and  Related  Transactions

On March 25, 1997, 1998, 1999 and 2000, the Company extended a $1 million one-year promissory note payable by the Company to Mr. Dearholt in connection with a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2001 and bears interest at 12% per annum payable monthly. The note proceeds were initially used by the Company to provide working capital needed to fund the initial stages of the Company's U.S. marketing campaign ($0.2 million) and to fund operating losses ($0.8 million). The borrowing transactions were effected in the form of a promissory note from the Company to Mr. Dearholt and related Note Purchase and Warrant Agreements and Stock Issuance Agreements. Under the 1997, 1998, and 1999 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase
200,000 and shares of the Company's Common Stock for each of the three years respectively, at exercise prices of $1.848, $2.25, and $1.16 per share, respectively. Under the 2000 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.71 per share. The warrants expire upon the earlier of their exercise or five years after the date of their issuances. Under the Stock Issuance Agreements, if the Company fails to pay the $1 million under the note when due, the Company must issue 250,000 shares of its Common Stock to Mr. Dearholt. This issuance will not, however, alleviate the Company from its liability under the note. The Company also granted Mr. Dearholt certain securities registration rights with respect to any Common Stock he receives from the Company under these warrants or the Stock Issuance Agreement. Mr. Dearholt has agreed that, if the Company requests, he will extend the promissory note for an additional one-year term to be due and payable on March 25, 2002 upon the same terms as the prior note extension.

Additionally, during 2000 the Company extended notes of $250,000 from Stephen Dearholt and $50,000 from O.B. Parrish. Each note payable bears interest at 12% and is now payable in full in 2001. As part of the transactions, the Company issued Mr. Dearholt and

Mr. Parrish warrants to purchase 62,500 and 12,500 shares of the Company's common stock at $0.77 and $0.72 per share, respectively,. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2010. Also if the Company defaults on its obligation under the note, the Company is required to issue an additional 62,500 and 12,500 shares of its common stock to Mr. Dearholt and Mr. Parrish, respectively, in addition to all other remedies to which each is entitled.

On July 27, 1997, a trust of which Stephen M. Dearholt, a director of the Company, is a trustee, purchased 60,000 shares of the Company's Class A Convertible Preferred Stock--Series 1 at a price of $2.50 per share, which represented the per share price offered to all subscribers in the private placement of these shares.

During fiscal 1998, the Company awarded Phoenix 25,000 shares of restricted Common Stock with a market value of approximately $93,750 for consulting services provided to the Company. No such amount was awarded in 1999.


On September 24, 1999, the Company completed a private placement of 666,671 shares of common stock to various investors at a purchase price of $0.75 per share, representing a discount of 12% from the closing price of a share of the Company's common stock on the Over the Counter Bulletin Board on that date. Stephen M. Dearholt purchased 266,667 shares for $200,000 in this private placement. The terms of Mr. Dearholt's purchase were identical to the terms offered to the other, unrelated investors. As part of this private placement, the Company granted all of the investors, including Mr. Dearholt, registration rights which require that the Company register the investors' resale of these shares.

On June 14, 2000, the Company completed a private placement of 400,000 shares of common stock to The John W. Dearholt Trust at a price of $0.50 per share, representing a discount of 6% from the closing price of the Company's common stock on the Over the Counter Bulletin Board on that date. Stephen M. Dearholt is a co-trustee of this trust. As part of this private placement, the Company granted the investor registration rights which require that the Company register the investor's resale of those shares.

On October 2, 2000, the Company completed a private placement of 200,000 shares of common stock to Michael R. Walton at a price of $0.50 per share, representing a discount of 12% from the closing price of the Company's common stock on the Over the Counter Bulletin Board on that date.

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


Item  13.  Exhibits,  List  and  Reports  On  Form  8-K.

A.     Documents  Filed  as  a  Part  of  This  Report:

1.     Financial  Statements.
The  following  consolidated financial statements of the Company are included in
Item  8  hereof:

Consolidated  Balance  Sheet  -  September  30,  2000

Consolidated  Statements of Operations - Years ended September 30, 2000 and 1999

Consolidated Statements of Stockholders' Equity - Years ended September 30, 2000 and 1999

Consolidated  Statements of Cash Flows - Years ended September 30, 2000 and 1999

Notes  to  Consolidated  Financial  Statements

2.  Financial  Statement  Schedules.

None.

3.  Exhibits  Filed:


Number  Description

   3.1  Amended and Restated Articles of Incorporation of the Company. (20)
   3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company. (26)
   3.3  Amended and Restated By-Laws of the Company. (3)
   4.1  Amended and Restated Articles of Incorporation (same as Exhibit 3.1). (1)
   4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).
   4.3  Articles II, VII and XI of the Amended and Restated By-Laws of the
        Company (included in Exhibit 3.3).
   4.4  Private Equity Line of Credit Agreement between the Company and
        Kingsbridge Capital Limited dated November 19, 1998. (2)
   4.5  Registration Rights Agreement between the Company and Kingsbridge
        Capital Limited dated as of November 19, 1998. (2)
   4.6 Warrant to Purchase up to 200,000 shares of Common Stock of the Company issued to Kingsbridge Capital Limited as of November 19, 1998. (2)
   4.7  Agreement between Kingsbridge Capital Limited and the Company dated
        February 12, 1999. (23)
   4.8  Consulting Agreement between the Company and Kingsbridge Capital
        Limited dated February 12, 1999. (23)
   4.9  Registration Rights Agreement between Kingsbridge Capital Limited and the
        Company dated February 12, 1999. (23)
  4.10 Warrant for 100,000 shares of the Company's Common Stock issued to Kingsbridge Capital Limited as of February 12, 1999. (23)
  10.1  Employment Agreement between John Wundrock and the Company dated
        October 1, 1989. (3)
  10.2  Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company)
        1990 Stock Option Plan. (4)
  10.3  Commercial Building Lease dated May 1, 1992 covering the Jackson,
        Wisconsin, office and manufacturing facility. (5)
  10.4  Reality Female Condom Clinical Trial Data Agreement between the
        Company and Family Health International dated September 24, 1992. (6)
  10.5  Trademark License Agreement for Reality Trademark. (7)
  10.6  Office space lease between the Company and John Hancock Mutual Life
        Insurance Company dated June 1, 1994. (8)
  10.7 Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (9)
  10.8  1994 Stock Option Plan. (10)
  10.9 Investor relations and development services Consulting Agreement between the Company and C.C.R.I. Corporation dated March 13, 1995. (11)

 10.10 Consultant Warrant Agreement dated March 13, 1995 between the Company and C.C.R.I. Corporation, as amended on April 22, 1996. (12)
        Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement,
 10.11  Warrant and Stock Issuance Agreement. (13)
 10.12  Outside Director Stock Option Plan. (12)
 10.13  Exclusive Distribution Agreement between Chartex International Plc and
        Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (14)
 10.14  Supply Agreement between Chartex International Plc and Deerfield
        Urethane, Inc. dated August 17, 1994. (14)
 10.15  Employment Letter dated February 28, 1990 from Chartex Resources Ltd. to
        Michael Pope and Board amendments thereto. (14)
 10.16 Grant Letter dated March 7, 1996 from the Government Office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (14)
 10.17 Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (14)
 10.18  Form of 8% Convertible Debenture due August 31, 1999 issued by the
        Company to certain foreign investors on September 12, 1996. (15)
 10.19 Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (15)
 10.20  Lease Agreement between Chartex Resources Limited, P.A.T. (Pensions)
        Limited and the Female Health Company. (18)
 10.21 Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related note purchase and warrant agreement, warrants and stock issuance agreement. (21)
 10.22  1997 Stock Option Plan. (19)
 10.23  Employee Stock Purchase Plan. (19)
 10.24  Agreement dated March 14, 1997, between the Joint United Nations
        Programme on HIV/AIDS and Chartex International PLC. (19)
 10.25  Agreement dated September 29, 1997 between Vector Securities
        International and The Female Health Company. (19)
 10.26  Fund Raising Agreement dated May 1, 1998 by and between Hartinvest
        Medical Ventures and the Company. (12)
 10.27  Change of Control Agreement dated January 27, 1999 between The Female
        Health Company and Michael Pope. (16)
        Company Promissory Note to Stephen M. Dearholt for $250,000 dated
 10.28  February 1, 1999 and related Note Purchase and Warrant Agreement,
        Warrant and Stock Issuance Agreement. (16)
 10.29  Company Promissory Note to O.B. Parrish for $50,000 Dated February 18,
        1999 and related Note Purchase and Warrant Agreement, Warrants and Stock
        Issuance Agreement. (16)
 10.30  Company Promissory Note to Stephen M. Dearholt for $1 Million dated
        March 25, 1999 and related Note Purchase and Warrant Agreement, Warrant and Stock Issuance Agreement. (16)
 10.31 Form of Registration Rights Agreement between the Company and investors in the Company's private placement dated June 1, 1999. (17)

 10.32 Amendment to Registration Rights Agreement between the Company and investors in the Company's private placement dated June 1, 1999. (17)
 10.33 $1 Million convertible debenture issued by the Company to Gary Benson dated May 19, 1999. (17)
 10.34 $100,000 convertible debenture issued by the Company to Daniel Bishop dated June 3, 1999. (17)
 10.35 $100,000 convertible debenture issued by the Company to Robert Johander dated June 3, 1999. (17)
 10.36 $200,000 convertible debenture issued by the Company to Michael Snow dated June 3, 1999. (17)
 10.37  $100,000 convertible debenture issued by the Company to W.G. Securities
        Limited Partnership dated June 3, 1999. (17)
 10.38 Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on May 19, 1999. (17)
 10.39 Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 1999. (17)
 10.40 Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on June 3, 1999. (17)
 10.41 Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on June 3, 1999. (17)
 10.42 Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 1999. (17)
 10.43 Form of Change of Control Agreement between the Company and each of O.B. Parrish and Mary Ann Leeper. (20)
 10.44 Form of Common Stock purchase warrant to acquire 337,500 shares issued to R.J. Steicher, placement agent. (17)
 10.45  Company Promissory Note to Stephen M. Dearholt for $250,000 dated
        February 12, 2000 and related Warrants. (24)
 10.46  Company Promissory Note to O.B. Parrish for $50,000 dated February 18,
        2000 and related Warrants. (24)
 10.47  Company Promissory Note to Stephen M. Dearholt for $1 million dated
        March 25, 2000 and related Warrants. (24)
 10.48 Stock Purchase Agreement, dated as June 14, 2000, between the Company and The John W. Dearholt Trust. (25)
 10.49 Warrant to purchase 250,000 shares of the Company's common stock issued to Gary Benson on May 19, 2000. (25)
 10.50 Warrant to purchase 25,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 2000. (25)
 10.51 Warrant to purchase 25,000 shares of the Company's common stock issued to Robert Johander on June 3, 2000. (25)
 10.52 Warrant to purchase 50,000 shares of the Company's common stock issued to Michael Snow on June 3, 2000. (25)
 10.53 Warrant to purchase 25,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 2000. (25)
 10.54  Exclusive Distributor Agreement, dated as of ____, 2000, between the
        Company and Mayer Laboratories, Inc. (26)
  21.0  Subsidiaries of Registrant. (22)

  27.0  Financial Data Schedule.


________________

(1)     Incorporated  herein  by  reference  to  the  Company's  1995  Form 10-KSB.

(2)     Incorporated  herein  by  reference to the Company's Form SB-2 Registration
Statement  filed  December  8,  1998.

(3)     Incorporated herein by reference to the Company's Registration Statement on
Form  S-18,  Registration  No.  33-35096, as filed with the Securities and Exchange
Commission  on  May  25,  1990.

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

(15)    Incorporated  herein  by  reference  to  the  Company's 1996 Form 10-K.

(16)    Incorporated  herein  by  reference  to  the  Company's  March 31, 1999 Form
10-QSB.

(17)    Incorporated  herein  by  reference  to  the  Company's  June  30, 1999 Form
10-QSB.

(18)    Incorporated  herein  by  reference  to the Company's December 31, 1996 Form
10-QSB.


(19)    Incorporated  herein  by  reference to the Company's Form 10-KSB/A-1 for the year  ended  September  30,  1997.

(20)    Incorporated  herein  by  reference  to the Company's Form SB-2 Registration
Statement  filed  with  the  Securities and Exchange Commission on October 19, 1999.

(21)    Incorporated  herein  by  reference  to  the  Company's  March 31, 1997 Form
10-QSB.

(22)    Incorporated  herein  by reference to the Company's Form 10-KSB for the year ended  September  30,  1999.

(23)    Incorporated  herein  by  reference  to the Company's December 31, 1998 Form
10-QSB.

(24)    Incorporated  herein  by  reference  to  the  Company's  March 31, 2000 Form
10-QSB.

(25)    Incorporated herein by reference to the Company's June 30, 2000 Form 10-QSB.

(26)    Incorporated  herein  by  reference  to the Company's Form SB-2 Registration
Statement  filed  with the Securities and Exchange Commission on September 21, 2000.



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

THE  FEMALE  HEALTH  COMPANY

BY:  /s/O.B.  Parrish
     -------------------
     O.  B.  Parrish,  Chairman,
     Chief  Executive  Officer

     Robert  R.  Zic
     -----------------
     Robert  R.  Zic,  Principal
     Accounting  Officer

Date:  December  29,  2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                         Date
/s/O.B.  Parrish            Chairman  of  the  Board        December 29, 2000
-----------------------     Chief  Executive  Officer,
O.B.  Parrish               and  Director

/s/Mary  Ann  Leeper        President,  Chief  Operating    December 29, 2000
-------------------------   Officer  and  Director
Mary  Ann  Leeper,  Ph.D.

/s/Robert  Zic              Principal  Accounting  Officer  December 29, 2000
------------------------
Robert  Zic

/s/William  R.  Gargiulo    Secretary  and  Director        December 29, 2000
-------------------------
William  R.  Gargiulo

/s/  David  R.  Bethune     Director                        December 29, 2000
-------------------------
David  R.  Bethune

/s/  Stephen  M.  Dearholt  Director                        December 29, 2000
-------------------------
Stephen  M.  Dearholt

/s/  Michael  R.  Walton    Director                        December 29, 2000
-------------------------
Michael  R.  Walton

/s/  James  R.  Kerber      Director                        December 29, 2000
------------------------
James  R.  Kerber

                            THE FEMALE HEALTH COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Document                                                             Page No.
---------------------------------------------------------------  ----------------
Audited Consolidated Financial Statements.

     Report of McGladrey & Pullen, LLP, Independent Auditors. .  F-1

     Consolidated Balance Sheet as of September 30, 2000. . . .  F-2

     Consolidated Statements of Operations for the years ended
       September 30, 2000 and 1999. . . . . . . . . . . . . . .  F-3

     Consolidated Statements of Stockholders' Equity (Deficit)
       for the years ended September 30, 2000 and 1999. . . . .  F-4

     Consolidated Statements of Cash Flows for the years ended
       September 30, 2000 and 1999. . . . . . . . . . . . . . .  F-5

     Notes to Consolidated Financial Statements.. . . . . . . .  F-6 through F-21

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors  and  Stockholders
The  Female  Health  Company
Chicago,  Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and subsidiaries, as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that The Female Health Company will continue as a going concern. As more fully described in Note 14, the Company has experienced slower than expected growth in revenues from its sole product, which has adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that may result from the outcome of this uncertainty.


Schaumburg,  Illinois
November  17,  2000

THE  FEMALE  HEALTH  COMPANY

CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  2000

--------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    457,122
  Accounts receivable, net of allowance for doubtful accounts
    of $86,200 and allowance for product returns of $31,800 . . . . . . .       847,979
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       490,815
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .       192,460
                                                                           -------------
     TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . .     1,988,376
                                                                           -------------

Other Assets
  Intellectual property, net of accumulated amortization of $513,600. . .       594,421
  Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       144,652
                                                                           -------------
                                                                                739,073
                                                                           -------------

Property, Plant and Equipment
  Equipment, furniture and fixtures . . . . . . . . . . . . . . . . . . .     3,674,398
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .     2,281,065
                                                                           -------------
                                                                              1,393,333
                                                                           -------------

                                                                           $  4,120,782
                                                                           =============

LIABILITITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Notes payable, related parties, net of unamortized discount of $88,155.  $  1,211,845
  Convertible debentures, net of unamortized discount of $101,664 . . . .     1,398,336
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       427,556
  Accrued expenses and other current liabilities. . . . . . . . . . . . .       244,155
  Preferred dividends payable . . . . . . . . . . . . . . . . . . . . . .       132,000
                                                                           -------------
     TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .     3,413,892
                                                                           -------------

Long-Term Liabilities
  Deferred gain on sale of facility . . . . . . . . . . . . . . . . . . .     1,373,212
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .        26,745
                                                                           -------------
                                                                              1,399,957
                                                                           -------------

Stockholders' Equity (Deficit)
  Convertible preferred stock, Series 1, par value $.01 per share.
    Authorized 5,000,000 shares; issued and outstanding 660,000 shares. .         6,600
  Common stock, par value $.01 per share.  Authorized 27,000,000
    shares; issued and outstanding 13,803,699 shares. . . . . . . . . . .       138,037
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    48,231,986
  Unearned consulting fees. . . . . . . . . . . . . . . . . . . . . . . .       (90,815)
  Accumulated other comprehensive income. . . . . . . . . . . . . . . . .        55,661
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (49,002,460)
                                                                           -------------
                                                                               (660,991)
  Treasury Stock, at cost, 20,000 shares of common stock. . . . . . . . .       (32,076)
                                                                           -------------
                                                                               (693,067)
                                                                           -------------

                                                                           $  4,120,782
                                                                           =============

See  Notes  to  Consolidated  Financial  Statements.

THE  FEMALE  HEALTH  COMPANY

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999
--------------------------------------------------------------------------------


                                                          2000          1999
                                                      ------------  ------------
Net revenues . . . . . . . . . . . . . . . . . . . .  $ 5,766,868   $ 4,715,477

Cost of products sold. . . . . . . . . . . . . . . .    5,184,735     4,598,747
                                                      ------------  ------------

     GROSS PROFIT. . . . . . . . . . . . . . . . . .      582,133       116,730
                                                      ------------  ------------

Operating expenses:
  Advertising and promotion. . . . . . . . . . . . .      247,222       251,867
  Selling, general and administrative. . . . . . . .    2,727,542     2,716,736
                                                      ------------  ------------
     Total operating expenses. . . . . . . . . . . .    2,974,764     2,968,603
                                                      ------------  ------------

     OPERATING (LOSS). . . . . . . . . . . . . . . .   (2,392,631)   (2,851,873)
                                                      ------------  ------------

Nonoperating income (expense):
  Amortization of debt issuance costs. . . . . . . .     (245,676)     (174,124)
  Interest expense . . . . . . . . . . . . . . . . .   (1,231,832)     (860,523)
  Interest income. . . . . . . . . . . . . . . . . .       34,772        36,030
  Nonoperating income. . . . . . . . . . . . . . . .      145,204       100,181
                                                      ------------  ------------
                                                       (1,297,532)     (898,436)
                                                      ------------  ------------

     NET (LOSS). . . . . . . . . . . . . . . . . . .   (3,690,163)   (3,750,309)

Preferred dividends, Series 1. . . . . . . . . . . .      132,195       133,919
                                                      ------------  ------------

     Net (loss) attributable to common stockholders.  $(3,822,358)  $(3,884,228)
                                                      ============  ============

     Net (loss) per common share outstanding . . . .  $     (0.30)  $     (0.36)

Weighted average common shares outstanding . . . . .   12,764,498    10,890,173

See  Notes  to  Consolidated  Financial  Statements.

THE  FEMALE  HEALTH  COMPANY

STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999
--------------------------------------------------------------------------------

                                                                                    Accumulated
                                                        Additional     Unearned        Other                        Cost of
                                 Preferred    Common      Paid-in     Consulting    Comprehensive    Accumulated    Treasury
                                   Stock       Stock      Capital        Fees          Income          Deficit       Stock
                                -----------  ---------  -----------  ------------  ---------------  -------------  ----------
Balance at September 30, 1998.  $    6,800   $104,157   $43,833,844  $         -   $      304,980   $(41,295,874)  $ (19,330)
  Issuance of 482,964 shares
    of Common Stock under
    the equity line of credit.           -      4,685       480,315            -                -              -           -
  Issuance of 20,718 shares
    of Common Stock upon
    conversion of Preferred
    Stock. . . . . . . . . . .        (200)       200             -            -                -              -           -
  Issuance of 120,000 shares
    of Common Stock upon
    exercise of warrants . . .           -      1,200       128,760            -                -              -           -
  Issuance of 175,000 shares
    of Common Stock for
    consulting services. . . .           -      1,750       184,188     (185,938)               -              -           -
  Issuance of warrants with
    convertible debentures . .           -          -     1,276,300            -                -              -           -
  Issuance of 15,000 shares
    of Common Stock under
    stock bonus plan . . . . .           -        150        23,288            -                -              -           -
  Issuance of 18,000 shares
    of Common Stock upon
    exercise of stock options.           -        180        16,695            -                -              -           -
  Issuance of warrants with
    short-term notes payable .           -          -       253,515            -                -              -           -
  Issuance of 30,691 shares
    of Common Stock as
    payment of preferred
    stock dividends. . . . . .           -        307        31,058            -                -              -           -
  Issuance of warrants for
    consulting services. . . .           -          -        99,483      (99,483)               -              -           -
  Preferred Stock dividends. .           -          -             -            -                -       (133,919)          -
  Purchase of 10,000 shares
    of Common Stock held in
    Treasury . . . . . . . . .           -          -             -            -                -              -     (12,746)
  Issuance of 666,671 shares
    of Common Stock. . . . . .           -      6,667       493,333            -                -              -           -
Amortization of unearned
  consulting fees. . . . . . .           -          -             -       84,047                -              -           -
Comprehensive income (loss):
  Net (loss) . . . . . . . . .           -          -             -            -                -     (3,750,309)          -
  Foreign currency
    translation adjustment . .           -          -             -            -         (115,133)             -           -
Comprehensive income (loss)
                                -----------  ---------  -----------  ------------  ---------------  -------------  ----------

Balance at September 30, 1999.  $    6,600   $119,296   $46,820,779  $  (201,374)  $      189,847   $(45,180,102)  $ (32,076)

  Issuance of 197,093 shares
    of Common Stock under
    the equity line of credit.           -      1,971        95,029            -                -              -           -
  Issuance of 200,000 shares
    of Common Stock for
    consulting services. . . .           -      2,000       112,055     (114,055)               -              -           -
  Issuance of warrants with
    convertible debentures . .           -          -       157,700            -                -              -           -
  Forfeiture of 6,000 shares
    of Common Stock under
    stock bonus plan . . . . .           -        (60)      (17,190)           -                -              -           -
  Issuance of warrants with
    short-term notes payable .           -          -       193,289            -                -              -           -
  Issuance of 20,005 shares
    of Common Stock as
    payment of interest on
    debentures . . . . . . . .           -        200        16,356            -                -              -           -
  Issuance of 41,352 shares
    of Common Stock as
    payment of preferred
    stock dividends. . . . . .           -        413        33,185            -                -              -           -
  Preferred Stock dividends. .           -          -             -            -                -       (132,195)          -
  Issuance of 1,421,669
    shares of Common
    Stock. . . . . . . . . . .           -     14,217       820,783            -                -              -           -
Amortization of unearned
  consulting fees. . . . . . .           -          -             -      224,614                -              -           -
Comprehensive income (loss):
  Net (loss) . . . . . . . . .           -          -             -            -                -     (3,690,163)          -
  Foreign currency
    translation adjustment . .           -          -             -            -         (134,186)             -           -

Comprehensive income (loss)
                                -----------  ---------  -----------  ------------  ---------------  -------------  ----------

Balance at September 30, 2000.  $    6,600   $138,037   $48,231,986  $   (90,815)  $       55,661   $(49,002,460)  $ (32,076)
                                ===========  =========  ===========  ============  ===============  =============  ==========


                                   Total
                                ------------
Balance at September 30, 1998.  $ 2,934,577
  Issuance of 482,964 shares
    of Common Stock under
    the equity line of credit.      485,000
  Issuance of 20,718 shares
    of Common Stock upon
    conversion of Preferred
    Stock. . . . . . . . . . .            -
  Issuance of 120,000 shares
    of Common Stock upon
    exercise of warrants . . .      129,960
  Issuance of 175,000 shares
    of Common Stock for
    consulting services. . . .            -
  Issuance of warrants with
    convertible debentures . .    1,276,300
  Issuance of 15,000 shares
    of Common Stock under
    stock bonus plan . . . . .       23,438
  Issuance of 18,000 shares
    of Common Stock upon
    exercise of stock options.       16,875
  Issuance of warrants with
    short-term notes payable .      253,515
  Issuance of 30,691 shares
    of Common Stock as
    payment of preferred
    stock dividends. . . . . .       31,365
  Issuance of warrants for
    consulting services. . . .            -
  Preferred Stock dividends. .     (133,919)
  Purchase of 10,000 shares
    of Common Stock held in
    Treasury . . . . . . . . .      (12,746)
  Issuance of 666,671 shares
    of Common Stock. . . . . .      500,000
Amortization of unearned
  consulting fees. . . . . . .       84,047
Comprehensive income (loss):
  Net (loss) . . . . . . . . .   (3,750,309)
  Foreign currency
    translation adjustment . .     (115,133)
                                ------------
Comprehensive income (loss). .   (3,865,442)

Balance at September 30, 1999.  $ 1,722,970

  Issuance of 197,093 shares
    of Common Stock under
    the equity line of credit.       97,000
  Issuance of 200,000 shares
    of Common Stock for
    consulting services. . . .            -
  Issuance of warrants with
    convertible debentures . .      157,700
  Forfeiture of 6,000 shares
    of Common Stock under
    stock bonus plan . . . . .      (17,250)
  Issuance of warrants with
    short-term notes payable .      193,289
  Issuance of 20,005 shares
    of Common Stock as
    payment of interest on
    debentures . . . . . . . .       16,556
  Issuance of 41,352 shares
    of Common Stock as
    payment of preferred
    stock dividends. . . . . .       33,598
  Preferred Stock dividends. .     (132,195)
  Issuance of 1,421,669
    shares of Common
    Stock. . . . . . . . . . .      835,000
Amortization of unearned
  consulting fees. . . . . . .      224,614
Comprehensive income (loss):
  Net (loss) . . . . . . . . .   (3,690,163)
  Foreign currency
    translation adjustment . .     (134,186)
                                ------------
Comprehensive income (loss). .   (3,824,349)
                                ------------

Balance at September 30, 2000.  $  (693,067)
                                ============

See  Notes  to  Consolidated  Financial  Statements.

THE  FEMALE  HEALTH  COMPANY

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999

--------------------------------------------------------------------------------

                                                                           2000          1999
                                                                       ------------  ------------
OPERATING ACTIVITIES
  Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,690,163)  $(3,750,309)
   Adjustments to reconcile net (loss) to net cash (used in)
     operating activities:
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .      425,899       468,758
     Amortization of intellectual property rights . . . . . . . . . .      110,025       119,501
     Provision for (recovery of) inventory obsolescence . . . . . . .       40,286        (6,394)
     Provision for doubtful accounts, returns and discounts . . . . .     (224,846)       22,460
     Issuance of common stock for bonuses and consulting services . .            -        23,438
     Amortization of unearned consulting fees . . . . . . . . . . . .      224,614        84,047
     Amortization of discounts on notes payable
       and convertible debentures . . . . . . . . . . . . . . . . . .      957,192       671,854
     Amortization of deferred income realized on U.K. grant . . . . .      (53,490)     (142,723)
     Amortization of deferred gain on sale and leaseback of building.      (84,495)      (91,772)
     Amortization of debt issuance costs. . . . . . . . . . . . . . .      245,676       174,124
     Changes in operating assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . .      869,242      (507,929)
       Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .      438,442      (105,433)
       Prepaid expenses and other current liabilities . . . . . . . .       30,676       149,617
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (222,543)      128,165
       Accrued expenses and other current liabilities . . . . . . . .      (98,352)      (78,733)
                                                                       ------------  ------------
          NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . . . .   (1,031,837)   (2,841,329)
                                                                       ------------  ------------

INVESTING ACTIVITIES
  Capital expenditures, NET CASH (USED IN) INVESTING ACTIVITIES . . .      (11,284)      (22,637)
                                                                       ------------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock. . . . . . . . . . . . . . .      835,000       500,000
  Proceeds from issuance of common stock under the
    equity line of credit . . . . . . . . . . . . . . . . . . . . . .       97,000       485,000
  Proceeds from issuance of common stock upon exercise of puts. . . .            -       146,835
  Proceeds from related party notes issued. . . . . . . . . . . . . .            -       300,000
  Proceeds from convertible debentures issued . . . . . . . . . . . .            -     1,305,000
  Purchase of common stock held in treasury . . . . . . . . . . . . .            -       (12,746)
  Dividend paid on preferred stock. . . . . . . . . . . . . . . . . .      (40,150)     (161,670)
  Payments on long-term debt and capital lease obligations. . . . . .            -      (638,620)
                                                                       ------------  ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . .      891,850     1,923,799
                                                                       ------------  ------------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . .  $    37,864   $    30,589
                                                                       ------------  ------------

          NET (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . .     (113,587)     (909,578)

Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . .      570,709     1,480,287
                                                                       ------------  ------------

Cash at end of year . . . . . . . . . . . . . . . . . . . . . . . . .  $   457,122   $   570,709
                                                                       ============  ============

Supplemental Cash Flow Disclosures:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   191,634   $   190,444

Supplemental Schedule of Noncash Financing Activities:
  Issuance of warrants on convertible debentures and notes payable. .  $   350,989   $ 1,529,815
  Common stock issued for payment of preferred stock dividends
    and convertible debenture interest. . . . . . . . . . . . . . . .       50,154        31,365
  Preferred dividends declared, Series 1. . . . . . . . . . . . . . .      132,195       133,919
  Renewal of notes payable with related parties . . . . . . . . . . .    1,300,000     1,000,000

See  Notes  to  Consolidated  Financial  Statements.

THE  FEMALE  HEALTH  COMPANY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NOTE  1.     NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

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

Inventories: Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out (FIFO) method. Inventories are also written down for management's estimates of product which will not sell prior to its expiration date. Write downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence.

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

Research and Development Costs: Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 2000 and 1999 was $67,099 and $122,196, respectively.

Stock-Based Compensation: The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has provided pro forma disclosures in Note 7 of net income as if the fair value-based method prescribed by Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") was used in measuring compensation expense.

Advertising: The Company's policy is to expense production costs in the period in which the advertisement is initially presented to consumers.

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares or convertible debt and the exercise of stock options and warrants for all periods. Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

Other comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

New  accounting  pronouncements:  In  June  1998,  the  FASB  adopted  SFAS 133,
Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB adopted SFAS 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the adoption of FAS No. 133 will have no material impact on the Company.

Reclassifications: Certain expenses on the statement of income for the year ended September 30, 1999, have been reclassified to be consistent with the presentation shown for the year ended September 30, 2000.

NOTE  2.     INVENTORIES

The  components  of  inventory  consist  of the following at September 30, 2000:

Raw materials . . . . . . . . .  $210,933
Work in process . . . . . . . .   193,182
Finished goods. . . . . . . . .   160,700
Less allowance for obsolescence   (74,000)
                                 ---------
                                 $490,815
                                 =========

NOTE  3.     LEASES

The Company entered into a seven-year operating lease with a third party for office space effective September 12, 1994. The Company has also guaranteed an affiliate's lease with an unrelated third party which expires January 31, 2001. On November 1, 1998 the office space was sublet for the remaining term of the lease. Rental expense under the affiliate lease was $15,797 and $14,999 in 2000 and 1999, respectively, which is net of sublease rentals of $39,204 and $35,018 in 2000 and 1999, respectively.

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received $3,365,000 (1,950,000 pounds) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $304,000 (195,000 pounds) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make a security deposit of $304,000 (195,000 pounds) to be reduced in subsequent years. The facility had a net book value of $1,398,819 (810,845 pounds) on the date of the transaction. The $1,966,181 (1,139,155 pounds) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 2000 was $1,373,212 (925,585 pounds).

In 1987, a subsidiary entered into a lease for office and factory space expiring January 31, 2001. These offices and factory space were vacated and subsequently this space was subleased to a third party for a period expiring January 31, 2001. At the time the sublease was entered into a liability was established for all future costs to the end of the lease, net of expected sublease receipts.

Details of operating lease expense in total and separately for transactions with related parties are as follows:

                                                September 30,
                                               2000      1999
                                             --------  --------
Operating lease expense:
  Factory and office leases . . . . . . . .  $614,333  $691,399
  Affiliate lease (net of sublease rentals)    15,797    14,999
  Other . . . . . . . . . . . . . . . . . .    19,063    22,231
                                             --------  --------
                                             $649,193  $728,629
                                             ========  ========

Future minimum payments under operating leases, including the affiliate lease guarantee, consisted of the following at September 30, 2000:


                                     Rentals
                                    Receivable
                                      Under
                        Operating   Subleases
                        ----------  ----------
2001 . . . . . . . . .  $  427,324  $   13,068
2002 . . . . . . . . .     315,450           -
2003 . . . . . . . . .     315,450           -
2004 . . . . . . . . .     313,334           -
2005 . . . . . . . . .     303,615           -
Thereafter . . . . . .   3,402,342           -
                        ----------  ----------
Total minimum payments  $5,077,515  $   13,068
                        ==========  ==========

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

During 1999, the Company renewed a $1,000,000 note with Mr. Dearholt, a current director of the Company. The outstanding note payable had an interest rate of 12%. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock at $1.16 per share, which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $194,574. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2008. The discount in combination with the note's 12% coupon resulted in an effective interest rate of 35 percent on the note.

Additionally, during 1999 the Company borrowed $250,000 from Mr. Dearholt and $50,000 from O.B. Parrish, also a current director of the Company. Each note payable bears interest at 12%. As part of the transactions, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 50,000 and 10,000 shares of the Company's common stock at $1.35 and $1.25 per share, respectively, which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the notes of $49,219 and $9,722, respectively. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2008 and 2007, respectively. The discount in combination with the notes' 12% coupon resulted in an effective interest rate of 35 percent for each note.

During 2000, the Company renewed the $1,000,000 note with Mr. Dearholt. The outstanding note payable bears interest at 12% and is payable in full in 2001. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 250,000 shares of the Company's common stock at $.71 per share which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $148,999. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2010. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 250,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 2000, net of unamortized discount of $71,641. The discount in combination with the note's 12% coupon resulted in an effective interest rate of 27 percent on the note.

Additionally, during 2000 the Company renewed the $250,000 note with Mr. Dearholt and $50,000 note with O.B. Parrish. Each note payable bears interest at 12% and is payable in full in 2001. As part of the transactions, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 62,500 and 12,500 shares of the Company's common stock at $.77 and $.72 per share, respectively, which represented 80% of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the notes of $36,853 and $7,437, respectively. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2010, for each note. Also if the Company defaults on its obligation under the note, the Company is required to issue an additional 62,500 and 12,500 shares of its common stock to Mr. Dearholt and Mr. Parrish, respectively, in addition to all other remedies to which each is entitled. The notes are recorded at September 30, 2000, net of unamortized discounts of $13,639 and $2,875, respectively. The discount in combination with the notes' 12% coupon resulted in an effective interest rate of 27 percent for each note.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

On May 19 and June 3, 1999, the Company issued an aggregate of $1,500,000 of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. These warrants expire in 2004. Interest on the convertible debentures is due at a rate of 8% per annum, payable quarterly in either cash or, at the investor's option, common stock of the Company at its then current market value. From December 2, 1999 to February 11, 2000, interest on the convertible debentures was at the rate of 10% annually, and then returned to 8% annually. Repayment of the convertible debentures is secured by a first security interest in all of the Company's assets. In addition, if the Company defaults in payment of the principal or interest due on the convertible debentures in accordance with their terms, the Company must immediately issue 1,500,000 shares of its common stock to the investor at no cost. The issuance of these shares will not affect any of the outstanding warrants then held by the investor, which warrants will continue in effect in accordance with their terms.

Additionally, warrants to purchase 337,500 shares of the Company's common stock were issued to the Company's placement agent in this offering. The warrants have a term of five years and are exercisable at an exercise price equal to the lesser of 70% of the market price of the common stock at the time of the exercise or $1.00. The warrants were valued at $224,800 which was recorded as additional paid-in capital.

The convertible debentures beneficial conversion feature is valued at $336,400 and the warrants to purchase 1,875,000 shares of the Company's common stock are valued at $715,100. In accordance with SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants (a total of $1,051,500) as additional paid-in capital. The corresponding amount of $1,051,500 was recorded as a discount on convertible debentures and is amortized over 1 year using the interest rate method. The note is recorded net of a discount of $101,664 at September 30, 2000. The discount in combination with the debentures' 8% coupon resulted in an effective interest rate of 159 percent for the debentures.

The original principal balance plus any accrued but unpaid interest of the convertible debentures may be convertible into shares of the Company's common stock at the investor's election, at any time after one year, based on a per share price equal to the lesser of (a) 70% of the market price of the Company's common stock at the time of conversion or $1.00. The convertible debentures were originally payable one year after issuance. However, the Company elected, under the terms of the convertible debentures, to extend the due date to two years after issuance. As a result of the Company making this election, the Company issued to the investors at the time of the extension, 375,000 additional warrants to purchase shares of the Company's common stock on the same terms as the previously issued warrants. These warrants expire in 2005. The warrants were valued at $157,700 and recorded as additional paid-in capital.

On April 6, 1999 the Company restructured its $602,360 (370,000 pounds) Aage V. Jensen Charity Foundation note payable. The terms included immediate payment of $177,000 (110,000 pounds) as of the date of the restructuring agreement and required nine installment payments beginning April 15, 1999 and concluding on December 10, 1999. To avoid incurring additional interest related to the loan, the Company paid off the entire loan on June 10, 1999.

NOTE  5.     INCOME  TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2000 and 1999, is as follows:

                                                               September 30,
                                                            2000          1999
                                                        ------------  ------------
Tax credit statutory rates . . . . . . . . . . . . . .  $(1,254,700)  $(1,275,100)
Nondeductible expenses . . . . . . . . . . . . . . . .       59,100        59,300
State income tax net of federal benefits . . . . . . .     (175,900)     (177,700)
Benefit of net operating loss not recognized, increase
  in valuation allowance . . . . . . . . . . . . . . .    1,371,500     1,374,500
Other. . . . . . . . . . . . . . . . . . . . . . . . .            -        19,000
                                                        ------------  ------------
                                                        $         -   $         -
                                                        ============  ============

As of September 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $35,428,000 for income tax purposes expiring in years 2005 to 2016. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $127,000 at September 30, 2000, expiring in years 2006 to 2010. The Company's U.K. subsidiary, The Female Health Company - UK, plc subsidiary has U.K. net operating loss carryforwards of approximately $65,770,000 as of September 30, 2000. These U.K. net operating loss carryforwards can be carried forward indefinitely to be used to offset future
U.K. taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2000:

Deferred tax assets:
  Federal net operating loss carryforwards . .  $12,046,000
  State net operating loss carryforwards . . .    2,335,000
  Foreign net operating loss carryforwards . .   19,732,000
  Foreign capital allowances . . . . . . . . .      906,000
  Tax credit carryforwards . . . . . . . . . .      127,000
  Accounts receivable allowances . . . . . . .       48,000
  Other. . . . . . . . . . . . . . . . . . . .       17,000
                                                ------------
Total gross deferred tax assets. . . . . . . .   35,211,000
Valuation allowance for deferred tax assets. .   35,194,000
                                                ------------
Deferred tax assets net of valuation allowance       17,000
Deferred tax liabilities:
  Equipment, furniture and fixtures. . . . . .      (17,000)
                                                ------------
Net deferred tax assets. . . . . . . . . . . .  $         -
                                                ============

The valuation allowance increased (decreased) by $(4,213,500) and $1,711,000 for the years ended September 30, 2000 and 1999, respectively.

NOTE  6.     ROYALTY  AGREEMENTS

The Company has royalty agreements for sales of its products which provide for royalty payments based on sales quantities and achievement of specific sales levels. However, no royalty expense was incurred for the years ended September 30, 1999 or 2000.

NOTE  7.     COMMON  STOCK

Stock  Option  Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 94,028 shares available for future grants as of September 30, 2000. The Company has also granted options to one of its legal counsel and an affiliate. Certain options are vested and exercisable upon issuance, others over periods up to four years and still others based on the achievement of certain performance criteria by the Company and market prices of its common stock.

Summarized information regarding all of the Company's stock options is as follows:

                                               Weighted
                                                Average
                                   Number of   Exercise
                                     Shares      Price
                                   ----------  ---------
Outstanding at September 30,1998.  1,174,478   $    2.29
  Granted . . . . . . . . . . . .  1,876,000        0.86
  Exercised . . . . . . . . . . .    (18,000)       0.01
  Expired or canceled . . . . . .    (79,178)       6.75
                                   ----------

Outstanding at September 30, 1999  2,953,300        1.27
  Granted . . . . . . . . . . . .     50,000        0.50
  Exercised . . . . . . . . . . .          -           -
  Expired or canceled . . . . . .    (85,900)       0.93
                                   ----------
Outstanding at September 30, 2000  2,917,400   $    1.26
                                   ==========

Options shares exercisable at September 30, 2000 and 1999 are 438,300 and 425,766, respectively.

Options  Outstanding  and  Exercisable

Range of         Number     Wghted. Avg.  Wghted. Avg.     Number     Wghted. Avg.
Exercise       Outstanding   Remaining      Exercise     Exercisable    Exercise
Prices         At 9/30/00       Life          Price      at 9/30/00       Price
-------------  -----------  ------------  -------------  -----------  -------------
$        0.50       50,000          10.0  $        0.50            -  $           -
         0.85    1,784,500           7.9           0.85            -              -
         1.56       16,000           5.3           1.56       16,000           1.56
         2.00    1,066,900           3.8           2.00      422,300           2.00
-------------  -----------  ------------  -------------  -----------  -------------
$.50 to $2.00    2,917,400           6.4  $        1.26      438,300  $        1.98
=============  ===========  ============  =============  ===========  =============

Stock options have been granted to employees at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized related to such stock option grants.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for all awards consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                Year Ending September 30,
                                                  Loss                        Loss
                                     2000       Per Share       1999       Per Share
                                 ------------  -----------  ------------  -----------
Net loss attributable to common
  stockholders. . . . . . . . .  $(3,822,355)  $    (0.30)  $(3,884,228)  $    (0.36)
Compensation expense related to
  stock options granted . . . .     (413,656)       (0.03)     (371,902)       (0.03)
                                 ------------  -----------  ------------  -----------
                                 $(4,236,011)  $    (0.33)  $(4,256,130)  $    (0.39)
                                 ============  ===========  ============  ===========

As the provisions of FAS 123 have been applied only to options granted since September 30, 1995, the resulting pro forma compensation cost is not representative of that to be presented in future years, when the pro forma cost would be fully reflected.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 63.4% and risk-free interest rates of 5.38% and 5.00% for 2000 and 1999, respectively; and expected lives of one to three years and 0.0% dividend yield in both periods. The weighted average fair value of options granted was $.35 and $.61 for the years ended September 30, 2000 and 1999, respectively.

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

Stock  Bonus  Plan

During 1997, the Company adopted a stock bonus plan ("1997 Bonus Plan") to provide stock bonuses in lieu of cash bonuses to key employees who are responsible for the Company's future growth and financial success. The 1997
Bonus Plan provides for the award of up to 200,000 shares which are nontransferable and subject to a risk of forfeiture for one year subsequent to grant date. During the year ended September 30, 1999, 15,000 shares of restricted stock were issued to key employees. No shares of restricted stock were issued to key employees during the year ended September 30, 2000. Expense under the plan was $23,438 for the year ended September 30, 1999.

Common  Stock  Purchase  Warrants

The Company enters into consulting agreements with separate third party professionals to provide investor relations services and financial advisory services. In connection with the consulting agreements, the Company granted warrants to purchase common stock. At September 30, 2000, 175,000 warrants were exercisable.

In 1999, the Company issued 100,000 warrants. The value of the warrants of $99,483 was recognized as unearned consulting fees and additional paid-in capital and the expense is being recognized over the term of the agreement. In 2000 the Company did not issue any warrants related to such arrangements.

No warrants were exercised during 2000. At September 30, 2000, the following warrants were outstanding:

                                          Number
                                        Outstanding
                                        ------------
Warrants issued in connection with:
  Financial advisory services contract       175,000
  Convertible Debentures . . . . . . .     2,587,500
  Convertible Preferred Stock. . . . .       176,000
  Equity Line of Credit. . . . . . . .       200,000
  Notes Payable. . . . . . . . . . . .     1,225,000
                                        ------------
  Outstanding at September 30, 2000. .     4,363,500
                                        ============

At September 30, 2000, the Company had reserved a total of 9,101,400 shares of its common stock for the exercise of options and warrants outstanding. This amount includes shares reserved to satisfy obligations due if the Company defaults on the payment of interest or principal on $1.3 million of notes due between February and March 2000, and the convertible debentures due May and June 2000.

Issuance  of  Stock

The Company has issued common stock to consultants for providing investor relation services. In 1999, the Company issued 175,000 shares of common stock with a market value of $185,938 which was recorded as unearned consulting fees which is being recognized over the term of the agreement. In 2000, the Company issued 200,000 shares of common stock with a market value of $114,055 which was recorded as unearned consulting fees and is being recognized over the term of the agreement.

NOTE  8.     PREFERRED  STOCK

The Company has outstanding 660,000 shares of 8% cumulative convertible preferred stock (Series 1). Each share of preferred stock is convertible into one share of the Company's common stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock. During 1999, 20,718 shares were converted into common stock.

NOTE  9.     EQUITY  LINE  OF  CREDIT

On November 19, 1998, the Company executed an agreement with a private investor, Kingsbridge (the Equity Line Agreement). This agreement provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $6.0 million of the Company's common stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires 24 months after the effective date of the registration statement which was February 1999 and, among other things, provides for minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. The Company is required to draw down a minimum of $1 million during the two-year period. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period. Upon execution of the agreement, the Company issued Kingsbridge 200,000 warrants to purchase common stock at $2.17 per share. As of September 30, 2000, the Company had placed four puts for the combined cash proceeds of $582,000 providing the selling stockholders with a total of 680,057 shares of the Company's common stock.

NOTE  9.     EQUITY  LINE  OF  CREDIT  (CONTINUED)

The timing and amount of the stock sales under the agreement are totally at the Company's discretion, subject to the Company's compliance with each of the following conditions at the time the Company requests a stock sale under the agreement:

- The registration statement the Company filed with the SEC for resales of stock by Kingsbridge must remain in effect.
- All of the Company's representations and warranties in the agreement must be accurate and the Company must have complied with all of the obligations in the agreement.
- There may not be any injunction, legal proceeding or law prohibiting the Company's sale of the stock to Kingsbridge.
- The sale must not cause Kingsbridge's ownership of the Company's common stock to exceed 9.9% of the outstanding shares of the Company's common stock.
- The trading price of the Company's common stock over a five-trading-day period preceding the date of the sale must equal or exceed $1.00 per share.
- The average daily trading volume of the Company's common stock for a twenty-trading-day period preceding the date of the sale must equal or exceed 17,000 shares.

The trading price of the Company's common stock was below $1.00 per share as of September 30, 2000. Although Kingsbridge waived the condition relating to the trading price for the fourth put completed during the third quarter of fiscal year 2000, the Company can make no assurance that Kingsbridge will waive this condition or any other condition under the Equity Line Agreement if the Company cannot satisfy such conditions to use the Equity Line Agreement if needed in the near future.

NOTE  10.     EMPLOYEE  RETIREMENT  PLAN

Effective October 1, 1997, the Company adopted a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $6,000 annual compensation to the plan. The Company has elected to match 100% of employee contributions to the plan up to a maximum of 3% of employee compensation for the year ended September 30, 2000. The Company elected to match 1% of employee compensation during the prior year. Company contributions were $17,539 and $6,541 for 2000 and 1999, respectively.

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

                              September 30,
(Amounts in Thousands)       2000      1999
                          ---------  -------
Net revenues:
  United States . . . . .  $ 2,116   $ 2,350
  International . . . . .    3,651     2,365

Operating profit (loss):
  United States . . . . .     (917)   (1,221)
  International . . . . .   (1,476)   (1,631)

Identifiable assets
  United States . . . . .      661     1,760
  International . . . . .    3,460     4,747

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transaction reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and International revenues increased by $37,000 and $177,000 in 2000 and 1999, respectively.

NOTE  12.     CONTINGENT  LIABILITIES

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently
$5,000,000  for  FHC's  consumer  health  care  product.

NOTE  13.     RELATED  PARTIES

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

NOTE  14.     CONTINUING  OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $3.8 million for the year ended September 30, 2000, and as of September 30, 2000, had an accumulated deficit of $49.0 million. At September 30, 2000, the Company had working capital of ($1.4) million and stockholders' deficit of ($.7) million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

The Company has also obtained an equity line of credit.  See Note 9 for details.

On May 19, 1999 and June 3, 1999 the Company issued an aggregate $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. See Note 4 for additional detail.

Between September and November 1999 the Company completed a private placement where 983,333 shares of the Company's common stock were sold for $737,500, of which $500,000 was received through September 30, 1999. The stock sales were directly with accredited investors and included one current director of the Company. The Company provided the shares to these investors at a $.75 share price.

During the year ended September 30, 2000, the Company completed private placements where 1,305,000 shares of the Company's common stock were sold for $697,500 of which $597,500 was received through September 30, 2000. The stock sales were directly with accredited investors and included two current directors of the Company. The Company provided the shares to these investors at prices which ranged from $.50 and $.75.

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