Form 10QSB
period 2000-12-31
FEMALE HEALTH CO
filed 2001-02-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

[   ]   TRANSITION  REPORT  UNDER  SECTION  13  OR 15 (d) OF THE  EXCHANGE ACT

        For the transition period from __________  to  ____________

                         Commission File Number 0-18849
                                                -------

                          THE FEMALE HEALTH COMPANY
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Wisconsin                             39-1144397
     ---------------------------            ------------------------------------
     (State  or  Other  Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation  or  Organization)

            875 N. Michigan Avenue, Suite 3660, Chicago, IL     60611
            -----------------------------------------------  ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, $.01 Par Value - 14,445,672 shares outstanding as of February 12,
                                      2001

           Transitional Small Business Disclosure Format (check one):

                           Yes         No   X
                               ------     ------

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


PART  I.      FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND
              ANALYSIS:                                               PAGE
                                                                      ----

              Cautionary  Statement  Regarding  Forward  Looking
                Statements                                               3

              Unaudited  Condensed  Consolidated  Balance  Sheet  -
                December  31,  2000                                      4

              Unaudited  Condensed  Consolidated
                Statements  of  Operations  -
                Three  Months  Ended  December  31,  2000
                and  December  31,  1999                                 5

               Unaudited  Condensed  Consolidated
                Statements  of  Cash  Flows  -
                Three  Months  Ended  December  31,  2000
                and  December  31,  1999                                 6

              Notes  to  Unaudited  Condensed  Consolidated
                Financial  Statements                                    7

              Management's  Discussion  and  Analysis                   12


PART  II.      OTHER  INFORMATION

              Exhibits  and  Reports  on  Form  8-K                     21

              SIGNATURES                                                22

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

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                                DECEMBER 31,
                                                                    2000
                                                               -------------
ASSETS
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    485,616
   Accounts receivable, net . . . . . . . . . . . . . . . . .       955,319
   Inventories. . . . . . . . . . . . . . . . . . . . . . . .       492,255
   Prepaid expenses and other current assets. . . . . . . . .       177,538
                                                               -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .     2,110,728

Intellectual property rights, net . . . . . . . . . . . . . .       555,768
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .       141,573

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . .     3,604,714
Less accumulated depreciation and amortization. . . . . . . .    (2,343,965)
 Net  Property, plant, and equipment. . . . . . . . . . . . .     1,260,749
                                                               -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $  4,068,818
                                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Notes payable, related party, net of unamortized discount.  $  1,260,167
   Convertible debenture, net of unamortized discount . . . .     1,437,761
   Accounts payable . . . . . . . . . . . . . . . . . . . . .       729,802
   Accrued expenses and other current liabilities . . . . . .       349,470
   Preferred dividends payable. . . . . . . . . . . . . . . .        45,285
                                                               -------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .     3,822,485

Deferred gain on lease of facility. . . . . . . . . . . . . .     1,323,305
Other long-term liabilities . . . . . . . . . . . . . . . . .        13,088
                                                               -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .     5,158,878

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock . . . . . . . . . . . . . . . . .         6,600
Common stock. . . . . . . . . . . . . . . . . . . . . . . . .       143,481
Additional paid-in-capital. . . . . . . . . . . . . . . . . .    48,502,559
Unearned consulting compensation. . . . . . . . . . . . . . .       (70,895)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (49,655,080)
Accumulated other comprehensive income. . . . . . . . . . . .        15,351
Treasury Stock, at cost . . . . . . . . . . . . . . . . . . .       (32,076)
                                                               -------------
Total stockholders' equity (deficit). . . . . . . . . . . . .    (1,090,060)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT). . . . .  $  4,068,818
                                                               =============

See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2000          1999
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 1,213,625   $   847,295
Cost of products sold . . . . . . . . . . . . .    1,129,874       916,893
                                                 ------------  ------------
Gross profit (loss) . . . . . . . . . . . . . .       83,751       (69,598)
                                                 ------------  ------------

Advertising and promotion . . . . . . . . . . .       86,081        38,810
Selling, general and administrative . . . . . .      500,250       747,707
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .      586,331       786,517
                                                 ------------  ------------
Operating (loss). . . . . . . . . . . . . . . .     (502,580)     (856,115)

Amortization of debt issuance costs . . . . . .            -        95,574
Interest, net and other expense . . . . . . . .      116,769       355,138
                                                 ------------  ------------
Net (loss) before income taxes. . . . . . . . .     (619,349)   (1,306,827)

Provision for income taxes. . . . . . . . . . .         ----          ----
                                                 ------------  ------------
Net (loss). . . . . . . . . . . . . . . . . . .     (619,349)   (1,306,827)

Preferred dividends, Series 1 . . . . . . . . .       33,271        33,441
                                                 ------------  ------------

Net (loss) attributable to common stockholders.     (652,620)   (1,340,268)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.05)  $     (0.11)

Weighted average of common shares outstanding .   14,075,236    12,292,449

See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months ended
                                                          December 31,
                                                   ------------------------
                                                      2000         1999
                                                   ----------  ------------
OPERATIONS:
Net (loss). . . . . . . . . . . . . . . . . . . .  $(619,349)  $(1,306,827)
Adjusted for noncash items:
  Depreciation and amortization . . . . . . . . .    116,932       271,566
  Amortization of discounts on notes payable and
   convertible debentures . . . . . . . . . . . .     87,747       326,129
  Changes in operating assets and liabilities . .    291,210       444,273
                                                   ----------  ------------
Net cash (used in) operating activities . . . . .   (123,460)     (264,859)
                                                   ----------  ------------

INVESTING ACTIVITIES:
Capital expenditures, Net cash (used in)
  provided by investing activities. . . . . . . .          -       (11,307)
                                                   ----------  ------------

FINANCING ACTIVITIES:
Dividend paid on preferred stock. . . . . . . . .    (95,986)      (39,000)
Proceeds from issuance of common stock. . . . . .    250,000       315,863
                                                   ----------  ------------
Net cash provided by financing activities . . . .    154,014       276,863
                                                   ----------  ------------
Effect of exchange rate changes on cash . . . . .     (2,060)      (23,030)
                                                   ----------  ------------
INCREASE (DECREASE) IN CASH . . . . . . . . . . .     28,494       (22,333)
Cash at beginning of period . . . . . . . . . . .    457,122       570,709
                                                   ----------  ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . .  $ 485,616   $   548,376
                                                   ==========  ============

Schedule of noncash financing and investing
  activities:
Common stock issued for payment of preferred
  stock dividends and convertible debenture
  interest. . . . . . . . . . . . . . . . . . . .  $  26,016        39,363
Preferred dividends declared, Series 1. . . . . .     33,271        33,441


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

Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

Reclassification:
-----------------

Certain items on the statements of income and cash flows for the quarter ended December 31, 1999 have been reclassified to be consistent with the presentation shown for the quarter ended December 31, 2000.

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

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------
Total Comprehensive Loss was $(659,659) for the three months ended December 31, 2000 and $(1,345,515) for the three months ended December 31, 1999.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:

                                   DECEMBER 31, 2000
                                  -------------------
Raw material and work in process  $          415,650
Finished goods . . . . . . . . .             147,601
                                  -------------------
Inventory, gross . . . . . . . .             563,251
Less: Inventory reserves . . . .             (70,996)
                                  -------------------
Inventory, net . . . . . . . . .  $          492,255
                                  ===================

NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $0.7 million for the three months ended December 31, 2000 and as of December 31, 2000 had an accumulated deficit of $49.7 million. At December 31, 2000, the Company had working capital of $(1.7) million and stockholders' equity of $(1.1) million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

NOTE  5  -  Financial  Condition  -  (Continued)
          --------------------------------------

On September 29, 1997, the Company entered into an agreement with Vector Securities International, Inc. (Vector), an investment banking firm specializing in providing financial advisory services to healthcare and life-science companies. Pursuant to this agreement, as extended, Vector has acted as the Company's exclusive financial advisor through December 31, 2000 for the purposes of identifying and evaluating opportunities available to the Company for increasing shareholder value. These opportunities may include selling all or a portion of the business, assets or stock of the Company or entering into one or more distribution arrangements relating to the Company's product. There can be no assurance that any such opportunities will be available to the Company or, if so available, that the Company will ultimately elect or be able to consummate any such transaction. Management is currently determining whether the Company should seek to extend this arrangement.

On May 19, 1999 and June 3, 1999 the Company issued an aggregate $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors.

Between September and November 1999 the Company completed a private placement of 983,333 shares of the Company's common stock for $737,500, of which $500,000 was received through September 30, 1999. The stock sales were directly with accredited investors and included one current director of the Company. The Company sold the shares to these investors at a price of $.75 per share.

During the year ended September 30, 2000, the Company completed private placements of 1,305,000 shares of the Company's common stock for $697,500, of which $597,500 was received through September 30, 2000. The stock sales were directly with accredited investors and included two current directors of the Company. The Company sold the shares to these investors at prices which ranged from $.50 and $.75 per share.

During the quarter ended December 31, 2000, the Company completed private placements of 600,000 shares of the Company's common stock for $300,000, of which $250,000 was received through December 31, 2000. The stock sales were directly with accredited investors and included one director of the Company. The Company sold the shares to these investors at a price of $.50 per share.

On November 19, 1998, the Company executed an agreement with a private investor (the "Equity Line Agreement"). This agreement provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $6.0 million of the Company's Common Stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expires on February 12,2001 and, among other things, provides for minimum and maximum puts ranging from $100,000 to $1,000,000 depending on the Company's stock price and trading volume. Puts cannot occur more frequently than every 20 trading days. Upon a proper put under this agreement, the investor purchases Common Stock at a discount of (a) 12% from the then current average market price of the Company's Common Stock, as determined under the Equity Line Agreement, if such average market price is at least $2 or (b) 18% from the then current average market price if such average market price is less than $2. In addition, the Company is required to pay its placement agent sales commissions in Common Stock or cash, at the placement agent's discretion, equal to 7% of the funds raised under the Equity Line Agreement and issue warrants to the placement agent to purchase shares of Common Stock, at an exercise price of $2.17 per share, equal to 10% of the Shares sold by the Company under the Equity Line

NOTE  5  -  Financial  Condition  -  (Continued)
          --------------------------------------

Agreement. Pursuant to the Equity Line Agreement, the Company issued the investor a Warrant to purchase 200,000 shares of Common Stock at $2.17 per share.

The Company is required to draw down a minimum of $1 million during the term of the Equity Line Agreement. If the Company does not draw down the minimum, the Company is required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period. As of December 31, 2000, the Company has placed four puts for the combined cash proceeds of $582,000 providing the investor with a total of 680,057 shares of the Company's Common Stock.

As of February 12, 2001, the Equity Line Agreement expired. As of December 31, 2000, the Company accrued in its financial statements for the 12% fee on the portion of the minimum equity line not utilized.

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

NOTE  6 - Industry Segments And Financial Information About Foreign and Domestic
          ----------------------------------------------------------------------
Operations
----------

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows:

                           Three Months Ended
                              December 31,

(Amounts in Thousands)      2000      1999
                           -------  --------
Net revenues:
  United States . . . . .  $    3   $   647
  International . . . . .   1,211       200

Operating profit (loss):
  United States . . . . .    (319)     (330)
  International . . . . .    (184)     (526)

Identifiable assets
  United States . . . . .     555     1,687
  International . . . . .   3,514     3,954

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transactions reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and international revenues increased by $0 and $11,000 as of December 31, 2000 and 1999, respectively. Beginning October 1, 2000 revenues derived from sales to the U.S. public and trade sectors are accounted for as international revenues. In the first quarter of fiscal 2001 U.S. sales comprised $815,000 of the international total.

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

The product is currently sold or available in various venues including commercial (private sector) outlets, public sector clinics and research programs in over 75 countries. It is commercially marketed in 14 countries including the U.S., the U.K., Canada, France and Japan.

As noted above, the Female Condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations. Following several years of testing the efficacy and acceptability of the Female Condom, in 1996, the Company entered into a three-year agreement with the Joint United Nations Programme on Aids ("UNAIDS") which has subsequently been extended. In the agreement, UNAIDS facilitates the availability and distribution of the Female Condom in the developing world and the Company will sell the product to developing countries at a reduced price based on the total number of units purchased. The current price per unit is approximately 0.38 (Pounds), or $0.55. Pursuant to this agreement, the product is currently available in over 70 countries with major programs in about 10 countries including Zimbabwe, Tanzania, Brazil, Uganda, South Africa, Namibia, Ghana, and Haiti.

Product

The Female Condom is made of polyurethane, a thin but strong material that is resistant to rips and tears during use. The Female Condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. The Female Condom lines the vagina, preventing skin from touching skin during intercourse. The Female Condom is prelubricated and disposable and is intended for use during one sex act.

Global  Market  Potential

Male condom market: It is estimated the global annual market for male condoms is
5.4 billion units. The major segments are in the Global Public sector, the U.S., Japan, India and The People's Republic of China. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for barrier contraceptives is much larger than the identified male condom market.

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

Advantages  vs.  the  Male  Condom

The Female Condom is currently the only available barrier contraceptive method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. The most important advantage is that a women can control whether or not she is protected as many men do not like to wear male condoms and may refuse to do so.

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

Worldwide  Regulatory  Approvals

The Female Condom received PMA approval as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the Female Condom throughout the European Union ("EU"). In addition to the United States and the EU, several other countries have approved the Female Condom for sale, including Brazil, Mexico, Canada, The People's Republic of China, Japan, Russia, and Australia.

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

Commercial  Markets

The Company has commercial partners which have launched the product in countries including the U.S., the U.K., Canada, Japan and France.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

The Company had revenues of $1,213,625 and a net loss of $652,620 for the three months ended December 31, 2000 compared to revenues of $847,295 and a net loss of $1,340,268 for the three months ended December 31, 1999.

The Company's operating loss for the three months ended December 31, 2000 was $502,580 compared to $865,115 for the same period last year for a decrease of 42%. As discussed more fully below, the decrease in the Company's net operating loss was result of an increase in gross profit coupled with a decrease in selling, general and administrative expenses. The decrease in the net loss resulted from the reduction in the net operating loss and a decrease in amortization of debt issuance costs and non-operating interest expenses.

Sales increased $366,330 in the current quarter, or 43%, compared with the same period last year. The higher sales occurred because of higher unit sales shipped to domestic customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold increased $212,981 to $1,129,874 in the current quarter from $916,893 for the same period last year. The increase of 23% in cost of goods sold on a 43% sales increase resulted in an improvement in cost of goods sold as a percentage of sales of 93% in the current quarter compared to 108% during the same period in the prior year. The decline in cost of goods sold as a percentage of sales is primarily a result of a change resulting from the Company's U.S. sales being almost exclusively comprised of a new sized product (1000 pack) compared to offering only a small sized product (60 pack) during the same period in the prior year. The costs of goods sold per unit for the new "1000 pack" is less expensive because of the efficiencies related to the production of the bulk sized product sold.

Advertising and promotional expenditures increased $47,271 to $86,081 in the current quarter from $38,810 for the same period in the prior year. The increase primarily resulted from prior year in-store promotion expenses not accounted for until the first quarter of fiscal 2001.

Selling, general and administrative expenses decreased $247,457, or 33%, to $500,250 in the current quarter from $747,707 for the same period last year. The change reflects the impact of a reduction of finance, sales and administrative staff and thereby related labor costs, and reduced costs in the areas of investor relations, computer and legal fees in the current quarter compared to that incurred in the prior fiscal year's first quarter.

The Company did not incur non-cash amortization of debt issuance costs during the first quarter compared to $95,574 for the first quarter of the prior year. The elimination of the aforementioned costs is due to the completion of the amortization period in the third quarter of the 2000 fiscal year. The amortization of debt issuance costs related to the issuance of convertible debentures which began in May and June 1999. The Company has not issued new convertible debentures subsequent to that time.

Net interest and non-operating expenses decreased $238,369 to $116,769 for the current period from $355,138 for the same period last year. The decrease exists because the Company had a smaller amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the first quarter of the prior year.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first three months of fiscal 2001, cash used in operations totaled $0.1 million. The Company used net proceeds from the issuance of the Company's common stock in order to fund cash used in operations; thereby avoiding a reduction of its cash position.

The Company's currently anticipated needs include financing an aggregate payment on convertible debentures in the principal amount of $1,500,000 due to five accredited investors between May and June 2001. Presently, the Company has established a special project designed to raise sufficient capital to cover this payment. However, there is no guarantee the Company will be successful and the Company will remain dependent upon its ability to generate sufficient capital from outside sources to cover all of its operating needs.

At December 31, 2000, the Company had current liabilities of $3.8 million including a $1.0 million note payable due March 25, 2001 and a $250,000 note payable due February 12, 2001 both to Mr. Dearholt, a Director of the Company. As of December 31, 2000, Mr. Dearholt beneficially owns 2,705,583 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2001 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of December 31, 2000, Mr. Parrish beneficially owns 506,501 shares of the Company's Common Stock.

The Company, Mr. Dearholt and Mr. Parrish plan to extend the aforementioned notes in the current fiscal year as each notes' terms expire. The $250,000 note payable due February 12, 2001 was extended with similar terms to those set in the prior year's note.

The Company's current liabilities at December 31, 2000 also include $1,500,000 of convertible debentures originally issued on May 19 and June 3, 1999, to five accredited investors. The convertible debentures originally had a one-year term. However, the Company elected under the terms of the convertible debentures to extend the repayment term for an additional year. $1 million of the convertible debentures is due on May 19, 2001, with the remaining $500,000 due on June 3, 2001. Repayment of the convertible debentures is secured by a first security interest in all of the Company's assets. The holder of $1 million of the convertible debentures has alleged that the Company is in default with respect to perfection of the investors' security interest in the Company's assets, and has made a demand pursuant to the default provisions of the convertible debentures for immediate repayment of all amounts outstanding under the convertible debentures and for the issuance of 1,500,000 shares of common stock to the investors. The Company disputes this claim and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

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

While management believes that revenue from sales of the Female Condom will eventually exceed operating costs, and that, ultimately, operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations ultimately will be achieved, or be achieved in the near term. Until internally generated funds are sufficient to meet capital requirements, the Company will remain dependent on its ability to generate sufficient capital from outside sources. The Company will also need to raise additional capital to repay the $1,500,000 of convertible debentures before they come due. There can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEMS  1-5.  NOT  APPLICABLE
----------------------------

ITEM  2  (C)
------------

     The Company sold 600,000 shares of common stock to four investors between November 2000 and February 2001. The Company received cash proceeds of $300,000 from these sales. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to sophisticated, accredited investors, who provided representations which the Company deemed necessary to satisfy itself that were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits


Exhibit
Number   Description
-------  -------------------------------------------------------

    3.1  Amended and Restated Articles of Incorporation. (1)

    3.2 Articles of Amendment to Amended and Restated Articles of Incorporation. (2)

    3.3  Amended and Restated By-Laws. (3)

    4.1  Amended and Restated Articles of Incorporation. (1)

    4.2 Articles of Amendment to Amended and Restated Articles of Incorporation. (2)

    4.3  Articles II, VII, and XI of the Amended and Restated
         By-Laws (included in Exhibit 3.2). (3)


_____________________________

          (1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

          (2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

          (3)     Incorporated  herein  by  reference to the Company's 1995 Form
10-KSB.

          (b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE  FEMALE  HEALTH  COMPANY


DATE:  February  14,  2001          /s/O.B.  Parrish
                                    ---------------------------
                                    O.B. Parrish, Chairman and  Chief  Executive
                                    Officer


                                    /s/o/Robert  R.  Zic
                                    --------------------
                                    Robert  R.  Zic,  Director  of
                                    Finance  (Principal  Accounting
                                    Officer)