Form 10QSB
period 2001-03-31
FEMALE HEALTH CO
filed 2001-05-16
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR 15 (d) OF THE  EXCHANGE ACT

           For the transition period from __________  to  ____________

                         Commission File Number 0-18849
                                                -------

                          THE FEMALE HEALTH COMPANY
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Wisconsin                               39-1144397
-----------------------------------    ------------------------------------
(State  or  Other  Jurisdiction of     (I.R.S. Employer Identification No.)
Incorporation  or  Organization)

            875 N. Michigan Avenue, Suite 3660, Chicago, IL    60611
            -----------------------------------------------  ----------
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

 Common Stock, $.01 Par Value - 14,650,697 shares outstanding as of May 8, 2001

           Transitional Small Business Disclosure Format (check one):

                           Yes             No     X
                              --------          ------

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                 PAGE
                                                                 ----
PART I..  FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND
          ANALYSIS:

          Cautionary Statement Regarding Forward Looking
            Statements. . . . . . . . . . . . . . . . . . . . . .   3

          Unaudited Condensed Consolidated Balance Sheet -
            March 31, 2001. . . . . . . . . . . . . . . . . . . .   4

          Unaudited Condensed Consolidated
            Statements of Operations -
            Three Months Ended March 31, 2001
            and March 31, 2000. . . . . . . . . . . . . . . . . .   5

          Unaudited Condensed Consolidated
            Statements of Operations -
            Six Months Ended March 31, 2001
            and March 31, 2000. . . . . . . . . . . . . . . . . .   6

          Unaudited Condensed Consolidated
            Statements of Cash Flows -
            Six Months Ended March 31, 2001
            and March 31, 2000. . . . . . . . . . . . . . . . . .   7

          Notes to Unaudited Condensed Consolidated
            Financial Statements. . . . . . . . . . . . . . . . .   8

          Management's Discussion and Analysis. . . . . . . . . .  13

PART II.  OTHER INFORMATION

          Exhibits and Reports on Form 8-K. . . . . . . . . . . .  24

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .  25

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

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                             MARCH 31,
                                                               2001
                                                           -------------
ASSETS
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    693,378
  Accounts receivable, net. . . . . . . . . . . . . . . .       788,959
  Inventories . . . . . . . . . . . . . . . . . . . . . .       537,800
  Prepaid expenses and other current assets . . . . . . .       157,053
                                                           -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .     2,177,190
Intellectual property rights, net . . . . . . . . . . . .       547,399
Other assets. . . . . . . . . . . . . . . . . . . . . . .       142,254

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . .     3,620,720
Less accumulated depreciation and amortization. . . . . .    (2,457,966)
                                                           -------------
      Net property, plant, and equipment. . . . . . . . .     1,162,754
                                                           -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $  4,029,597
                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Notes payable, related party, net of unamortized discount     1,274,829
Convertible debentures, net of unamortized discount . . .     1,727,186
Accounts payable. . . . . . . . . . . . . . . . . . . . .       515,311
Accrued expenses and other current liabilities. . . . . .       558,014
Preferred dividends payable . . . . . . . . . . . . . . .        67,633
                                                           -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .     4,142,973

Deferred gain on lease of facility. . . . . . . . . . . .     1,308,898
                                                           -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .     5,451,871

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible preferred stock . . . . . . . . . . . . . . .         6,600
Common stock. . . . . . . . . . . . . . . . . . . . . . .       146,459
Additional paid-in-capital. . . . . . . . . . . . . . . .    48,676,289
Unearned consulting compensation. . . . . . . . . . . . .      (142,781)
Accumulated deficit . . . . . . . . . . . . . . . . . . .   (50,090,349)
Accumulated other comprehensive income. . . . . . . . . .        13,584
Treasury stock, at cost . . . . . . . . . . . . . . . . .       (32,076)
                                                           -------------
Total Stockholders' Equity (Deficiency) . . . . . . . . .    (1,422,274)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) .  $  4,029,597
                                                           =============

See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------

Net revenues. . . . . . . . . . . . . . . . . .  $ 1,449,297   $ 1,349,718
Cost of products sold . . . . . . . . . . . . .    1,231,059     1,126,073
                                                 ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . .      218,238       223,645
                                                 ------------  ------------

Advertising & promotion . . . . . . . . . . . .       21,085        75,832
Selling, general and administrative . . . . . .      481,172       732,389
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .      502,257       808,221
                                                 ------------  ------------
Operating (loss). . . . . . . . . . . . . . . .     (284,019)     (584,576)

Amortization of debt issuance costs . . . . . .            -        88,099
Interest, net and other expense . . . . . . . .      117,702       313,734
                                                 ------------  ------------
(Loss) before income taxes. . . . . . . . . . .     (401,721)     (986,409)

Provision for income taxes. . . . . . . . . . .            -             -
                                                 ------------  ------------
Net (loss). . . . . . . . . . . . . . . . . . .     (401,721)     (986,409)

Preferred dividends, Series 1 . . . . . . . . .       33,548        32,740
                                                 ------------  ------------

Net (loss) attributable to common stockholders.  $  (435,269)  $(1,019,149)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.03)  $     (0.08)

Weighted average common shares outstanding. . .   14,449,174    12,452,115

       See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended
                                                           March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 2,662,922   $ 2,197,013
Cost of products sold . . . . . . . . . . . . .    2,360,933     2,042,966
                                                 ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . .      301,989       154,047
                                                 ------------  ------------

Advertising & promotion . . . . . . . . . . . .      107,166       114,642
Selling, general and administrative . . . . . .      981,422     1,480,096
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .    1,088,588     1,594,738
                                                 ------------  ------------
Operating (loss). . . . . . . . . . . . . . . .     (786,599)   (1,440,691)

Amortization of debt issuance costs . . . . . .            -       183,673
Interest, net and other expense . . . . . . . .      234,471       668,872
                                                 ------------  ------------
(Loss) before income taxes. . . . . . . . . . .   (1,021,070)   (2,293,236)

Provision for income taxes. . . . . . . . . . .            -             -
                                                 ------------  ------------
Net(loss) . . . . . . . . . . . . . . . . . . .   (1,021,070)   (2,293,236)

Preferred dividends, Series 1 . . . . . . . . .       66,819        66,181
                                                 ------------  ------------

Net (loss) attributable to common stockholders.  $(1,087,889)  $(2,359,417)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.07)  $     (0.19)

Weighted average common shares outstanding. . .   14,260,150    12,371,846



See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six months ended
                                                             March 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
OPERATIONS:
Net (loss). . . . . . . . . . . . . . . . . . . .  $(1,021,070)  $(2,293,236)
Adjusted for noncash items:
 Depreciation and amortization. . . . . . . . . .      236,844       419,152
 Amortization of discounts on notes payable and
   convertible debentures . . . . . . . . . . . .      138,685       634,350
 Changes in operating assets and liabilities. . .      455,002       815,499
                                                   ------------  ------------
Net cash (used in) operating activities . . . . .     (190,539)     (424,235)
                                                   ------------  ------------
INVESTING ACTIVITIES:
Capital expenditures, Net cash (used in)
  investing activities. . . . . . . . . . . . . .         (595)      (12,113)
                                                   ------------  ------------
FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures.      250,000             -
Dividend paid on preferred stock. . . . . . . . .     (107,186)      (39,002)
Proceeds from issuance of common stock. . . . . .      300,000       372,500
                                                   ------------  ------------
Net cash provided by financing activities . . . .      442,814       333,498
                                                   ------------  ------------
Effect of exchange rate changes on cash . . . . .      (15,424)       (6,113)
                                                   ------------  ------------
INCREASE (DECREASE) IN CASH . . . . . . . . . . .      236,256      (108,963)
Cash at beginning of period . . . . . . . . . . .      457,122       570,709
                                                   ------------  ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . .  $   693,378   $   461,746
                                                   ============  ============

Schedule of noncash financing and investing
  activities:
Issuance of warrants on notes payable . . . . . .  $    30,932   $   193,289
Renewal of notes payable with related parties . .      300,000     1,300,000
Common stock issued for payment of preferred
  stock dividends and convertible debenture
  interest. . . . . . . . . . . . . . . . . . . .       28,033        43,723
Preferred dividends declared, Series 1. . . . . .       66,819        66,181

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

Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

Reclassification:
-----------------

Certain expenses on the statements of income for the three and six months ended March 31, 2000 have been reclassified to be consistent with the presentation shown for the three and six months ended March 31, 2001.

NOTE  2  -  Earnings  Per  Share
            --------------------

Earnings  per share (EPS): Basic EPS is computed by dividing income available to
-------------------------
common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock or convertible debt and the exercise of stock options and warrants for all periods. Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------

Total Comprehensive Loss was $(403,488) and $(1,063,147) for the three and six months ended March 31, 2001 and $(1,023,047) and $(2,368,562) for the three and six months ended March 31, 2000.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:


                                   MARCH 31, 2001
                                  ----------------
Raw material and work in process  $       313,377
Finished goods . . . . . . . . .          278,729
                                  ----------------
Inventory, gross . . . . . . . .          592,106
Less: Inventory reserves . . . .          (54,306)
                                  ----------------
Inventory, net . . . . . . . . .  $       537,800
                                  ================

NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1.1 million for the six months ended March 31, 2001 and as of March 31, 2001 had an accumulated deficit of $50.1 million. At March 31, 2001, the Company had working capital of $(2.0) million and stockholders' equity of $(1.4) million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

          ------------------------------------

On May 19, 1999 and June 3, 1999 the Company issued an aggregate $1.5 million of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. $1,000,000 of the convertible debentures is due on May 19, 2001 and the remaining $500,000 of the convertible debentures is due on June 3, 2001. The Company is currently negotiating a financing arrangement to raise capital to repay the convertible debentures. However, no assurance can be given that the Company will be successful in raising the necessary capital and the Company will remain dependent upon its ability to generate sufficient capital from outside sources to cover all of its operating needs.

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

During the six months ended March 31, 2001, the Company completed private placements where 600,000 shares of the Company's common stock were sold for $300,000. The stock sales were directly with accredited investors and included one director of the Company. The Company sold the shares to these investors at price of $.50 per share.

On March 30, 2001 the Company issued $250,000 of convertible debentures to one accredited investor. The debentures are due March 30, 2002, bear interest payable at a rate of 12% per annum, and are convertible into the Company's common stock based on a price per share equal to 70% of the market price of the common stock the day immediately prior to the date a conversion notice is provided to the FHCO but in no event shall the stock price be below $.50 per share or more than $1.00 per share. The Company did not issue warrants in connection with the issuance of the convertible debentures.

On November 19, 1998, the Company executed an agreement with a private investor (the "Equity Line Agreement"). The agreement provided for the Company, at its sole discretion, subject to certain restrictions, to sell

          ------------------------------------

("put") to the investor up to $6.0 million of the Company's Common Stock, subject to a minimum put of $1.0 million over the duration of the agreement. The Equity Line Agreement expired on February 12, 2001.

Under  this  agreement,  the  investor  purchased  Common Stock at a discount of
(a) 12% from the then current average market price of the Company's Common Stock, as determined under the Equity Line Agreement, if such average market price is at least $2 or (b) 18% from the then current average market price if such average market price is less than $2.

In addition, the Company was required to pay its placement agent sales commissions in Common Stock or cash, at the placement agent's discretion, equal to 7% of the funds raised under the Equity Line Agreement and issue warrants to the placement agent to purchase shares of Common Stock, at an exercise price of $2.17 per share, equal to 10% of the Shares sold by the Company under the Equity Line Agreement. Pursuant to the Equity Line Agreement, the Company issued the investor a Warrant to purchase 200,000 shares of Common Stock at $2.17 per share.

The Company was required to draw down a minimum of $1 million during the term of the Equity Line Agreement. Since the Company did not draw down the minimum, the Company was required to pay the investor a 12% fee on that portion of the $1 million minimum not drawn down at the end of the two-year period. As of the expiration date, the Company had placed four puts for the combined net cash proceeds of $582,000 and issued a total of 680,057 shares of the Company's Common Stock to the investor.

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

NOTE 6 - Industry Segments And Financial Information About Foreign and  Domestic
         -----------------------------------------------------------------------
Operations
----------

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows:

                           Six Months Ended
                               March 31,
(Amounts in Thousands)     2001        2000
                        ----------  ----------
Net revenues:
  United States. . . .  $        7   $   1,034
  International. . . .       2,656       1,163
Operating (loss):
  United States. . . .        (351)     (2,414)
  International. . . .        (436)         55
Identifiable assets:
  United States. . . .         392       1,823
  International. . . .       3,638       4,054

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transaction reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and international revenues increased by $0 and $22,000 as of March 31, 2001 and 2000, respectively. Beginning October 1, 2000 primarily all revenues derived from sales to the U.S. public and trade sectors were accounted for as international revenues. In the first six months of fiscal 2001 U.S. sales comprised $1,244,300 of the international total.

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

The product is currently sold or available in various venues including commercial (private sector) outlets, public sector clinics and research programs in over 75 countries. It is commercially marketed in 14 countries including the U.S., UK, Canada, France and Japan.

In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations. Under an agreement with the Joint United Nations Programme on Aids ("UNAIDS"), UNAIDS facilitates the availability and distribution of the Female Condom in the developing world and the Company will sell the product to developing countries at a reduced price based on the total number of units purchased. The current price per unit is approximately 0.38 (Pounds), or $0.55. Pursuant to this agreement, the product is currently available in over 70 countries with major programs in about 10 countries including Zimbabwe, Tanzania, Brazil, Uganda, South Africa, Namibia, Ghana, and Haiti.

Product

The Female Condom is made of polyurethane, a thin but strong material that is resistant to rips and tears during use. The Female Condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion and lines the vagina, preventing skin from touching skin during intercourse. The Female Condom is prelubricated and disposable and is intended for use during one sex act.

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

HIV/AIDS is an epidemic far more extensive than what was predicted. UNAIDS and the World Health Organization ("WHO") now estimate that the number of people living with HIV/AIDS stands at about 36 million, more than 50% higher than WHO's original projection in 1991 for year end 2000. Further, African countries with over 80% of the reported cases are experiencing devastating effects to their economic growth. Gross domestic product in hard-hit countries such as South Africa is projected to decrease 13% - 22% by 2010. Under the leadership of Secretary Kofi Annan, the United Nations and UNAIDS have initiated a new strong campaign to initiate broad education out-reach prevention programs as well as treatment programs to fight the HIV/AIDS plague, estimated to cost a total of $7 billion to $15 billion annually, and to be supported by multinational donor organizations and private foundations.

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

Currently, combined with education, there are only two products that prevent the sexual transmission of HIV/AIDS and other STDs -- the latex male condom and the Female Condom.

Female  Condom  vs  Male  Condoms

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

The Company believes that the Female Condom's PMA approval and FDA classification as a Class III Medical Device and other regulatory approvals create a significant barrier to entry. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of Female Condom.

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

Markets

The Company has commercial partners which have launched the product in 14 countries including the U.S., the UK, Canada, Japan and France.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The Company had net revenues of $1,449,297 and a net loss of $435,269 for the three months ended March 31, 2001 compared to net revenues of $1,349,718 and a net loss of $1,019,149 for the three months ended March 31, 2000. As discussed more fully below, the 57% decrease in the net loss resulted from the reduction in the operating loss and a decrease in amortization of debt issuance costs and non-operating interest expenses.

The Company's operating loss for the three months ended March 31, 2001 was $284,019 compared to $584,576 for the same period last year for a decrease of 51%. The decrease in the Company's operating loss was result of a decrease in the Company's operating expenses.

Net revenues increased $99,579 in the current quarter, or 7%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to domestic customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold increased $104,986 to $1,231,059 in the current quarter from $1,126,073 for the same period last year. The cost of goods sold increase of 9% resulted primarily from a 7% net revenues increase in the current quarter compared with the same period in the prior year.

Advertising and promotional expenditures decreased $54,747 to $21,085 in the current quarter from $75,832 for the same period in the prior year. The decrease primarily resulted from a reduction of in-store promotion expenses between the current and prior fiscal year's second quarter. This reflects the Company's strategy to act as a manufacturer selling to public and private sector customers who pay virtually all marketing expenses.

Selling, general and administrative expenses decreased $251,217, or 34%, to $481,172 in the current quarter from $732,389 for the same period last year. The change reflects the impact of a reduction of finance, sales and administrative staff and thereby related labor costs, and reduced costs in the areas of investor relations, computer, consulting and research and development in the current quarter compared to that incurred in the prior fiscal year's second quarter.

The Company did not incur non-cash amortization of debt issuance costs during the second quarter compared to $88,099 for the second quarter of the prior year. The elimination of the aforementioned costs is due to the completion of the amortization period in the third quarter of the 2000 fiscal year. The amortization of debt issuance costs related to the issuance of convertible debentures which began in May and June 1999. The Company has not issued new convertible debentures with a discount feature in any subsequent period.

Net interest and non-operating expenses decreased $196,032 to $117,702 for the current period from $313,734 for the same period last year. The decrease exists because the Company had a smaller amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures during the current quarter than the second quarter of the prior year.

SIX  MONTHS  ENDED  MARCH  31,  2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

The Company had net revenues of $2,662,922 and a net loss of $1,087,889 for the six months ended March 31, 2001 compared to net revenues of $2,197,013 and a net loss of $2,359,417 for the six months ended March 31, 2000.

The Company's operating loss for the six months ended March 31, 2001 was $786,599 compared to $1,440,691 for the same period last year for a decrease of 45%. As discussed more fully below, the decrease in the Company's net operating loss was result of an increase in gross profit coupled with a decrease in selling, general and administrative expenses. The decrease in the net loss resulted from the reduction in the operating loss and a decrease in amortization of debt issuance costs and non-operating interest expenses.

Net revenues increased $465,909 for the six months ended March 31, 2001, or 21%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to domestic customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold increased $317,967 to $2,360,933 for the six months ended March 31, 2001 from $2,042,966 for the same period last year. The cost of goods sold increase of 16% on a 21% increase in net revenues resulted because cost of goods sold as a percentage of sales decreased from 89% in the six months ended March 31, 2001 compared to 93% during the same period in the prior year. The decline in the cost of good sold percentage as a percentage of sales is primarily a result of a change resulting from the Company's U.S. sales being almost exclusively comprised of a new less expensive (1000 pack) bulk sized product which was not available during the same period in the prior year.

Advertising and promotional expenditures decreased $7,476 to $107,166 in the six months ended March 31, 2001 from $114,642 for the same period in the prior year. The decrease primarily resulted from a reduction of in-store promotion expenses between the current and prior fiscal year's second quarter.

Selling, general and administrative expenses decreased $498,674, or 34%, to $981,422 in the six months ended March 31, 2001 from $1,480,096 for the same period last year. The decline reflects the impact of a reduction of finance, sales and administrative staff and thereby related labor costs, and reduced costs in the areas of investor relations, consulting and research and development in the first half of the current fiscal year compared to that incurred during the first half of the prior fiscal year.

The Company did not incur non-cash amortization of debt issuance costs during the six months ended March 31, 2001 compared to $183,673 for the prior year. The elimination of the aforementioned costs is due to the completion of the amortization period in the third quarter of the 2000 fiscal year. The amortization of debt issuance costs related to the issuance of convertible debentures which began in May and June 1999. The Company has not issued new convertible debentures with a discount feature in any subsequent period.

Net interest and non-operating expenses decreased $434,401 to $234,471 for the six months ended March 31, 2001 from $668,872 for the same period last year. The decrease exists because the Company had a smaller amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures between the current quarter and the second quarter of the prior year.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first six months of fiscal 2001, cash used in operations totaled less than $0.2 million. The Company used net proceeds from the issuance of the Company's common stock and convertible debentures in order to fund cash used in operations; thereby avoiding a reduction of its cash position.

The Company's currently anticipated needs include financing an aggregate payment on convertible debentures in the principal amount of $1,500,000 originally issued to five accredited investors in May and June 1999. $1,000,000 of the convertible debentures is due on May 19, 2001 and the remaining $500,000 of the convertible debentures is due on June 3, 2001. The Company is currently negotiating a financing arrangement to raise capital to repay the convertible debentures. However, no assurance can be given that the Company will be successful in raising the necessary capital and the Company will remain dependent upon its ability to generate sufficient capital from outside sources to cover all of its operating needs.

The convertible debentures in the principal amount of $1,500,000 are secured by a first security interest in all of the Company's assets. The holder of convertible debentures in the principal amount of $1 million has alleged that the Company is in default with respect to the perfection of the investors' security interest in the Company's assets, and has made a demand pursuant to the default provisions of the convertible debentures for the immediate repayment of all amounts outstanding under the convertible debentures and for the issuance of 1,500,000 shares of common stock to the investors. The Company disputes this claim and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

At March 31, 2001, the Company had current liabilities of $4.1 million including a $1.0 million note payable due March 25, 2001 and a $250,000 note payable due February 12, 2002 both to Mr. Dearholt, a Director of the Company. Mr. Dearholt and the Company are currently discussing the details of a one-year extension of the $1.0 million note payable due March 25, 2001. As of March 31, 2001, Mr. Dearholt beneficially owns 2,775,583 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2002 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of March 31, 2001, Mr. Parrish beneficially owns 520,501 shares of the Company's Common Stock.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, with revenues, is less than $100,000 per quarter.

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
------------

On February 18, 2001, the Company issued warrants to purchase 14,000 shares of common stock to O.B. Parrish, the Company's Chairman and Chief Executive Officer, in connection with the extension of the due date of a $50,000 loan from Mr. Parrish to February 18, 2002. The warrants have an exercise price of $0.40 per share. The warrants expire upon the earlier of their exercise or ten years after the date of their issuance. The Company believes that it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act in connection with this issuance.

On February 12, 2001, the Company issued warrants to purchase 70,000 shares of common stock to Stephen M. Dearholt in connection with the extension of the due date of a $250,000 loan from Mr. Dearholt to February 12, 2002. The warrants have an exercise price of $0.40 per share. The warrants expire upon the earlier of their exercise or ten years after the date of their issuance. The Company believes that it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act in connection with this issuance.

    The Company issued $250,000 principal amount of convertible debentures to one accredited investor on March 30, 2001. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to a sophisticated, accredited investor, who provided representations which the Company deemed necessary to satisfy itself that he was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits


Exhibit
Number    Description
--------  --------------------------------------------------------

3.1       Amended and Restated Articles of Incorporation. (1)

3.2 Articles of Amendment to Amended and Restated Articles of Incorporation. (2)

3.3       Amended and Restated By-Laws. (3)

4.1       Amended and Restated Articles of Incorporation. (1)

4.2 Articles of Amendment to Amended and Restated Articles of Incorporation. (2)

4.3       Articles II, VII, and XI of the Amended and Restated
          By-Laws (included in Exhibit 3.3). (3)

10.1 $250,000 convertible debenture issued by the Company to Richard E. Wenninger dated March 30, 2001.

10.2 Amended and Restated Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2001 and related warrants.

10.3      Amended and Restated Promissory Note to O.B. Parrish for
          $50,000 dated February 18, 2001 and related warrants.

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



                                   THE  FEMALE  HEALTH  COMPANY


DATE:  May  15,  2001              /s/O.B.  Parrish
                                   ----------------------------
                                   O.  B.  Parrish,  Chairman  and
                                   Chief  Executive  Officer




                                    /s/o/Robert  R.  Zic
                                    --------------------
                                    Robert  R.  Zic,  Director  of
                                    Finance  (Principal  Accounting
                                    Officer)