Form 10QSB
period 2001-06-30
FEMALE HEALTH CO
filed 2001-08-15
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR 15 (d) OF THE  EXCHANGE ACT

        For the transition period from __________  to  ____________

                         Commission File Number 0-18849
                                                -------

                           THE FEMALE HEALTH COMPANY
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Wisconsin                                    39-1144397
   ------------------------------------   --------------------------------------
    (State  or  Other  Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation  or  Organization)

            875 N. Michigan Avenue, Suite 3660, Chicago, IL     60611
            -----------------------------------------------  ----------
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

Check  whether  the  issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                          --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

   Common Stock, $.01 Par Value - 15,668,219 shares outstanding as of August 10,
                                      2001

           Transitional Small Business Disclosure Format (check one):

                           Yes         No       X
                               ------         ------

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                 PAGE
                                                                 -----
PART I..  FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND
          ANALYSIS:

          Cautionary Statement Regarding Forward Looking
          Statements. . . . . . . . . . . . . . . . . . . . . .     3

          Unaudited Condensed Consolidated Balance Sheet -
          June 30, 2001 . . . . . . . . . . . . . . . . . . . .     4

          Unaudited Condensed Consolidated
          Statements of Operations -
          Three Months Ended June 30, 2001
          and June 30, 2000 . . . . . . . . . . . . . . . . . .     5

          Unaudited Condensed Consolidated
          Statements of Operations -
          Nine Months Ended June 30, 2001
          and June 30, 2000 . . . . . . . . . . . . . . . . . .     6

          Unaudited Condensed Consolidated
          Statements of Cash Flows -
          Nine Months Ended June 30, 2001
          and June 30, 2000 . . . . . . . . . . . . . . . . . .     7

          Notes to Unaudited Condensed Consolidated
          Financial Statements. . . . . . . . . . . . . . . . .     8

          Management's Discussion and Analysis. . . . . . . . .    14


PART II.  OTHER INFORMATION

          Exhibits and Reports on Form 8-K. . . . . . . . . . .    28

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . .    29

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

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  JUNE 30,
                                                                    2001
                                                                -------------
ASSETS
Current Assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    468,920
   Accounts receivable, net. . . . . . . . . . . . . . . . . .     1,323,721
   Inventories . . . . . . . . . . . . . . . . . . . . . . . .       367,744
   Prepaid expenses and other current assets . . . . . . . . .       250,038
                                                                -------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .     2,410,423

Intellectual property rights, net. . . . . . . . . . . . . . .       486,520
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       138,544

PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . . .     3,572,586
Less accumulated depreciation and amortization . . . . . . . .    (2,512,211)
                                                                -------------
 Net  Property, plant, and equipment . . . . . . . . . . . . .     1,060,375
                                                                -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,095,862
                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Notes payable, related parties, net of unamortized discount     1,281,956
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .       333,227
   Accrued expenses and other current liabilities. . . . . . .       495,452
   Preferred dividends payable . . . . . . . . . . . . . . . .       100,543
                                                                -------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .     2,211,178

Notes payable, bank, net of unamortized discount . . . . . . .       598,471
Convertible debentures . . . . . . . . . . . . . . . . . . . .       450,000
Deferred gain on lease of facility . . . . . . . . . . . . . .     1,254,530
                                                                -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .     4,514,179

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible preferred stock. . . . . . . . . . . . . . . . . .         6,600
Common stock . . . . . . . . . . . . . . . . . . . . . . . . .       146,683
Additional paid-in-capital . . . . . . . . . . . . . . . . . .    49,625,703
Unearned consulting compensation . . . . . . . . . . . . . . .      (104,637)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (50,078,593)
Accumulated other comprehensive income . . . . . . . . . . . .        18,003
Treasury stock, at cost. . . . . . . . . . . . . . . . . . . .       (32,076)
                                                                -------------
Total Stockholders' Equity (Deficiency). . . . . . . . . . . .      (418,317)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY). . . .  $  4,095,862
                                                                =============


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                          2001          2000
                                                       -----------  ------------
Net revenues. . . . . . . . . . . . . . . . . . . . .  $ 2,296,590  $ 1,377,932
Cost of products sold . . . . . . . . . . . . . . . .    1,638,045    1,220,769
                                                       -----------  ------------
Gross profit. . . . . . . . . . . . . . . . . . . . .      658,545      157,163
                                                       -----------  ------------

Advertising & promotion . . . . . . . . . . . . . . .        2,989       54,358
Selling, general and administrative . . . . . . . . .      482,162      635,875
                                                       -----------  ------------
Total operating expenses. . . . . . . . . . . . . . .      485,151      690,233
                                                       -----------  ------------
Operating income (loss) . . . . . . . . . . . . . . .      173,394     (533,070)

Amortization of debt issuance costs . . . . . . . . .           --       31,032
Interest, net and other expense . . . . . . . . . . .      128,728      268,690
                                                       -----------  ------------
Income (loss) before income taxes . . . . . . . . . .       44,666     (832,792)

Provision for income taxes. . . . . . . . . . . . . .           --           --
                                                       -----------  ------------
Net income (loss) . . . . . . . . . . . . . . . . . .       44,666     (832,792)

Preferred dividends, Series 1 . . . . . . . . . . . .       32,910       32,910
                                                       -----------  ------------

Net income (loss) attributable to common stockholders       11,756     (865,702)
                                                       ===========  ============

Net income (loss) per common share outstanding. . . .  $      0.00  $     (0.07)
Weighted average common shares outstanding. . . . . .   14,656,473   12,824,651


       See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Nine Months Ended
                                                           June 30,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 4,959,512   $ 3,923,425
Cost of products sold . . . . . . . . . . . . .    3,998,978     3,612,216
                                                 ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . .      960,534       311,209
                                                 ------------  ------------

Advertising & promotion . . . . . . . . . . . .      110,155       169,000
Selling, general and administrative . . . . . .    1,463,584     2,085,001
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .    1,573,739     2,254,001
                                                 ------------  ------------
Operating (loss). . . . . . . . . . . . . . . .     (613,205)   (1,942,792)

Amortization of debt issuance costs . . . . . .           --       245,676
Interest, net and other expense . . . . . . . .      363,199       937,561
                                                 ------------  ------------
(Loss) before income taxes. . . . . . . . . . .     (976,404)   (3,126,029)

Provision for income taxes. . . . . . . . . . .           --            --
                                                 ------------  ------------
Net (loss). . . . . . . . . . . . . . . . . . .     (976,404)   (3,126,029)
Preferred dividends, Series 1 . . . . . . . . .       99,729        99,090
                                                 ------------  ------------
Net (loss) attributable to common stockholders.   (1,076,133)   (3,225,119)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.07)  $     (0.26)
Weighted average common shares outstanding. . .   14,392,258    12,522,230

See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months ended
                                                            June 30,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
OPERATIONS:

Net (loss). . . . . . . . . . . . . . . . . . . .  $  (976,404)  $(3,126,029)
Adjusted for noncash items:
  Depreciation and amortization . . . . . . . . .      385,044       474,443
  Amortization of discounts on notes payable and
    convertible debentures. . . . . . . . . . . .      239,556       844,997
  Changes in operating assets and liabilities . .     (273,014)      961,986
                                                   ------------  ------------
Net cash (used in) operating activities . . . . .     (624,818)     (844,603)
                                                   ------------  ------------

INVESTING ACTIVITIES:
Capital expenditures, Net cash (used in)
  investing activities. . . . . . . . . . . . . .      (36,415)      (11,579)
                                                   ------------  ------------

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures.      450,000            --
Dividend paid on preferred stock. . . . . . . . .     (107,186)      (39,002)
Proceeds from issuance of common stock. . . . . .      300,000       719,500
Borrowing on note payable, bank . . . . . . . . .    1,500,000            --
Principal payments on convertible debentures. . .   (1,500,000)           --
                                                   ------------  ------------
Net cash provided by financing activities . . . .      642,814       680,498
                                                   ------------  ------------
Effect of exchange rate changes on cash . . . . .       30,217           781
                                                   ------------  ------------
INCREASE (DECREASE) IN CASH . . . . . . . . . . .       11,798      (174,903)

Cash at beginning of period . . . . . . . . . . .      457,122       570,709
                                                   ------------  ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . .  $   468,920   $   395,806
                                                   ============  ============

Schedule of noncash financing and investing
  activities:
Common stock issued for payment for consulting
  services. . . . . . . . . . . . . . . . . . . .  $    93,760   $    79,680
Issuance of warrants on notes payable . . . . . .      239,556       350,989
Renewal of notes payable with related parties . .    1,300,000     1,300,000
Common stock issued for payment of preferred
  stock dividends and convertible debenture
  interest. . . . . . . . . . . . . . . . . . . .       64,520        48,160
Preferred dividends declared, Series 1. . . . . .       99,729        99,090



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

Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

Reclassification:
-----------------

Certain expenses on the statements of income for the three and nine months ended June 30, 2000 have been reclassified to be consistent with the presentation shown for the three and nine months ended June 30, 2001.

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

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------

Total Comprehensive Income (Loss) was $16,175 and $(1,113,791) for the three and nine months ended June 30, 2001 and $(954,440) and $(3,323,002) for the three and nine months ended June 30, 2000.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:

                                   June 30, 2001
                                  ---------------
Raw material and work in process  $      316,551
Finished goods . . . . . . . . .         108,033
                                  ---------------
Inventory, gross . . . . . . . .         424,584
Less: inventory reserves . . . .         (56,840)
                                  ---------------
Inventory, net . . . . . . . . .  $      367,744
                                  ===============

NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1.1 million for the nine months ended June 30, 2001 and as of June 30, 2001 had an accumulated deficit of $50.1 million. At June 30, 2001, the Company had working capital of $0.2 million and stockholders' equity of $(0.4) million. Management recognizes that the Company's continued operations depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

        --------------------------------------

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

On March 30, 2001 the Company issued $250,000 of convertible debentures to one accredited investor. The debentures are due March 30, 2004, bear interest payable at a rate of 12% per annum, and are convertible into the Company's common stock based on a price per share equal to $.50. The Company did not issue warrants in connection with this issuance.

On May 18, 2001 the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The Company may borrow under the credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the credit facility. Principal and accrued and unpaid interest are due May 18, 2004. The credit facility bears interest payable at a rate of 10% per annum and payments of interest are due monthly. Heartland Bank was issued warrants for entering into the credit facility. The warrants are exercisable to purchase the number of shares of the Company's common stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. The warrants are valued at $270,800 and are recorded by the Company as additional paid in capital and a discount on the note.

NOTE  5  -  Financial  Condition  -  (Continued)
          --------------------------------------

To secure the credit facility the Company was required by the bank to obtain guarantees of 125% of the amounts outstanding under the credit facility. The Company has currently borrowed $1,500,000 under the credit facility and has obtained guarantees from five guarantors of the amount outstanding under the credit facility, including three members of the Company's Board of Directors and a trust for the benefit of the Company's Chairman of the Board and Chief Executive Officer. The Company issued warrants to the five guarantors for their personal guarantees. The warrants are exercisable to purchase the number of shares of the Company's common stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. Two of the guarantors received additional warrants to purchase 100,000 shares of common stock each at a warrant purchase price of $.50 per share because each of them guaranteed $500,000 under the credit facility. The warrants are valued at $667,578 and are recorded by the Company as additional paid in capital and a discount on the note.

The Company used the proceeds of the credit facility to pay off $1,500,000 of convertible debentures which were due between May 19 and June 3, 2001.

On June 1, 2001 the Company issued an aggregate $200,000 of convertible debentures to two accredited investors. The debentures are due May 30, 2004, bear interest payable at a rate of 10% per annum, and are convertible into the Company's common stock based on a price per share equal to $.50. The Company did not issue warrants in connection with this issuance.

During the nine months ended June 30, 2001, the Company completed private placements where 600,000 shares of the Company's common stock were sold for $300,000. The stock sales were directly with accredited investors and included one director of the Company. The Company sold the shares to these investors at price of $.50 per share.

Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources. While management believes that revenue from sales of the Female Condom will ultimately generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will ultimately be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations.

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

The Company operates in foreign and domestic regions. Information about the Company's operations in different geographic areas (determined by the location of the operating unit) is as follows:

                        Nine Months Ended
                            June 30,
(Amounts in Thousands)   2001      2000
                        -------  --------
Net revenues:
  United States. . . .  $   (4)  $ 1,542
  International. . . .   4,964     2,381

Operating (loss):
  United States. . . .    (267)     (328)
  International. . . .    (346)   (1,615)

Identifiable assets
  United States. . . .     210     1,082
  International. . . .   3,886     3,640

On occasion, the Company's U.S. unit sells product directly to customers located outside the U.S. Were such transaction reported by geographic destination of the sale rather than the geographic location of the unit, U.S. revenues would be decreased and international revenues increased by $0 and $37,000 as of June 30, 2001 and 2000, respectively. Beginning October 1, 2000 primarily all revenues derived from sales to the U.S. public and trade sectors were accounted for as international revenues. In the first nine months of fiscal 2001 U.S. sales comprised $2,023,502 of the international total.


                                       12
NOTE  7  -  Recent  Accounting  Pronouncements
            ----------------------------------

Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 was effective January 1, 2001. The Company adopted SFAS 133 and the implementation of this standard did not have a material impact on the Company's financial statements.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 and the implementation of this standard did not have a material impact on the Company's financial statements.

On June 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company is in the process of evaluating the impact of SFAS 141.

On June 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 are effective for fiscal years beginning after December 31, 2001. The Company is in the process of evaluating its Goodwill and Intangible assets for impairment under the provisions of SFAS 142.

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

As noted above, the Female Condom is sold to the public sector around the world. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations. Following several years of testing the efficacy and acceptability of the Female Condom, in 1996, the Company entered into a three-year agreement with the Joint United Nations Programme on Aids ("UNAIDS") which has subsequently been extended. Under the agreement, UNAIDS facilitates the availability and distribution of the Female Condom in the developing world and the Company sells the product to developing countries at a reduced price based on the total number of units purchased. The current price per unit is approximately 0.38 (Pounds), or $0.55. Pursuant to this agreement, the product is currently available in over 70 countries with major programs in about 10 countries including Zimbabwe, Tanzania, Brazil, Uganda, South Africa, Namibia, Ghana, and Haiti.

Product

The Female Condom is made of polyurethane, a thin but strong material that is resistant to rips and tears during use. The Female Condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion, lines the vagina, preventing skin from touching skin during intercourse. The Female Condom is prelubricated and disposable and is intended for use during one sex act.

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

HIV/AIDS is an epidemic far more extensive than what was predicted. UNAIDS and the World Health Organization ("WHO") now estimate that over 25 million people have already died of AIDS and the number of people living with HIV/AIDS stands at about 36 million, more than 50% higher than WHO's original projection in 1991 for year end 2000. Further, African countries with over 80% of the reported cases are experiencing devastating effects to their economic growth. Gross domestic product in hard-hit countries such as South Africa is projected to decrease 13% - 22% by 2010. Based on these recently released figures, UNAIDS has initiated a new strong campaign which brings together African leaders, public and private donors to immediately address various aspects to thwart the plague including aggressive and broad education out-reach prevention programs specifically including female and male condoms.

The focus is also extending to Eastern Europe and Asia as the estimated number of cases of HIV/AIDS has, according to UNAIDS, exponentially jumped in the last year. Major prevention and education out-reach programs are being planned and implemented in these countries.

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

Commercial  Markets

The Company has commercial partners which have launched the product in countries including the U.S., the UK, Brazil, Canada, Japan and France.

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

The Company has a multi-year agreement with UNAIDS to supply the Female Condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately 0.38 (pounds) or $.55.

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

Patents  and  Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, New Zealand, Singapore, Hong Kong and Australia. These patents expire between 2005 and 2013. Due to a change in patent regulations, The U.S. product patent, which formerly expired on April 14, 2005, has had its expiration extended until April 14, 2007 providing the Company with two additional years of protection. Additional product and technology patents are pending in Brazil, South Korea, Germany, Japan and several other countries. The patents cover the key aspects of the Female Condom, including its overall design and manufacturing process. The Company has recently begun distribution of the product in the United States under the new trademark "FC female condom" and plans to end its license for the trademark "Reality" in the United States. The reason is the Company wishes to introduce commonality across countries as the product is most often referred to as "the female condom." Other trademarks are held on the names "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 27 trademarks in 14 countries to protect the various names and symbols used in marketing the product around the world. In addition, the experience that has been gained through years of manufacturing the Female Condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, which further secure its competitive position.

Recent  Activities

The  Company  reports  the  following:

     1.   Introduction  of  the  new  trademark,  FC female condom in the United
          States.

     2.   New  marketing  and  distribution  programs with the US public sector.

     3. On June 27, 2001 at a special meeting of the UN General assembly in New York, 189 members approved a Declaration of Commitment regarding HIV/AIDS. The female condom is explicitly mentioned in the Declaration as part of the Prevention Program.

     4. Additional support to broaden the education outreach component and product introduction activities in developing countries.

     5. Activities to increase awareness and understanding of FC female condom among members of government both in the United States and in various developing countries.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS  ENDED  JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The Company had revenues of $2,296,590 and net income of $11,756 for the three months ended June 30, 2001 compared to revenues of $1,377,932 and a net loss of $865,702 for the three months ended June 30, 2000. As discussed more fully below, the Company's third quarter net income resulted from an increase in gross margin coupled with reductions in operating and non-operating expenses.

The Company's operating income for the three months ended June 30, 2001 was $173,394 compared to a $533,070 operating loss for the same period last year. The Company's third quarter operating income occurred as a result of improved gross margin and a decline in operating expenses.

Sales increased $919,658 in the current quarter, or 67%, compared with the same period last year. The higher sales occurred because of higher unit sales shipped to both global and domestic public sector customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold increased $417,276 to $1,638,045 in the current quarter from $1,220,769 for the same period last year. The cost of goods increase of 34% resulted primarily from a 67% sales increase in the current quarter compared with the same period in the prior year. The cost of products sold as a percentage of sales fell to 71% from 89% for the same period last year. The cost of products sold as a percentage of sales declined due to the absorption of the Company's fixed costs at higher production and sales levels.

Advertising and promotional expenditures decreased $51,369 to $2,989 in the current quarter from $54,358 for the same period in the prior year. The decrease primarily resulted from a severe reduction of in-store promotion expenses between the current and prior fiscal year's third quarter. This reflects the Company's strategy to act as a manufacturer selling to public and private sector customers who pay virtually all marketing expenses.

Selling, general and administrative expenses decreased $153,713, or 24%, to $482,162 in the current quarter from $635,875 for the same period last year. The change reflects the impact of a reduction of finance, sales and administrative staff and thereby related labor costs, and reduced costs in the areas of investor relations, legal, consulting and research and development in the current quarter compared to that incurred in the prior fiscal year's third quarter.

The Company did not incur non-cash amortization of debt issuance costs during the third quarter compared to $31,032 for the third quarter of the prior year. The elimination of the aforementioned costs is due to the completion of the amortization period in the third quarter of the 2000 fiscal year. The amortization of debt issuance costs related to the issuance of convertible debentures which began in May and June 1999. The Company has not issued new convertible debentures with a discount feature in any subsequent period.

Net interest and non-operating expenses decreased $139,962 to $128,728 for the current period from $268,690 for the same period last year. The decrease exists because the Company had a smaller amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures during the current quarter than the third quarter of the prior year.

NINE  MONTHS  ENDED  JUNE  30,  2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

The Company had revenues of $4,959,512 and a net loss of $1,076,133 for the nine months ended June 30, 2001 compared to revenues of $3,923,425 and a net loss of $3,225,119 for the nine months ended June 30, 2000.

The Company's operating loss for the nine months ended June 30, 2001 was $613,205 compared to $1,942,792 for the same period last year for a decrease of 68%. As discussed more fully below, the decrease in the Company's net operating loss was result of an increase in gross profit coupled with a decrease in operating expenses. The decrease in the net loss resulted from reductions in the operating loss, amortization of debt issuance costs and non-operating interest expenses.

Sales increased $1,036,087 for the nine months, or 26%, compared with the same period last year. The increased sales resulted from higher unit sales shipped to both global public sector and domestic customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total sales.

Cost of goods sold increased $386,762 to $3,998,978 for the nine months ended June 30, 2001 from $3,612,216 for the same period last year. The cost of goods increase of 11% on a 26% sales increase resulted because costs of goods as a percentage of sales decreased to 81% in the current year compared to 92% during the same period in the prior year. The decline in the cost of good sold percentage as a percentage of sales is due to several factors. One factor impacting the change is that nearly all of the Company's fiscal 2001 U.S. sales are comprised of a new less expensive (1000 pack) bulk sized product which was not available during the same period in the prior year. Another key factor is the Company's absorption of its fixed costs as it reaches higher production and sales levels.

Advertising and promotional expenditures decreased $58,845 to $110,155 in the nine months ended June 30, 2001 from $169,000 for the same period in the prior year. The decrease primarily resulted from a reduction of in-store promotion expenses between the current and prior fiscal year.

Selling, general and administrative expenses decreased $621,417, or 30%, to $1,463,584 in the nine months ended June 30, 2001 from $2,085,001 for the same period last year. The decline is a result of a reduction of finance, sales and administrative staff and thereby related labor costs, as well as reduced costs in the areas of investor relations, consulting, and research and development during the first nine months of the current fiscal year compared to that incurred during the same period of the prior fiscal year.

The Company did not incur non-cash amortization of debt issuance costs during the current year compared to $245,676 for the prior year. The elimination of the aforementioned costs is due to the completion of the amortization period in the third quarter of the 2000 fiscal year. The amortization of debt issuance costs related to the issuance of convertible debentures which began in May and June 1999. The Company has not issued new convertible debentures with a discount feature in any subsequent period.

Net interest and non-operating expenses decreased $574,362 to $363,199 for the current period from $937,561 for the same period last year. The decrease exists because the Company had a smaller amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures during the first nine months of the current fiscal year compared to that incurred during the same period of the prior year.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the first nine months of fiscal 2001, cash used in operations totaled $0.6 million. The Company used net proceeds from the issuance of the Company's common stock and convertible debentures in order to fund cash used in operations; thereby avoiding a reduction of its cash position.

While the Company believes that its existing capital resources will be adequate to fund its currently anticipated capital needs, if they are not, the Company will need to raise additional capital until its sales increase sufficiently to cover cash requirements. Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At June 30, 2001, the Company had current liabilities of $2.2 million including a $1.0 million note payable due March 25, 2002 and a $250,000 note payable due February 12, 2002 both to Mr. Dearholt, a Director of the Company. As of June 30, 2001, Mr. Dearholt beneficially owns 4,125,583 shares of the Company's Common Stock.

The Company also secured a $50,000 note payable due February 18, 2002 from Mr. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. As of June 30, 2001, Mr. Parrish beneficially owns 520,501 shares of the Company's Common Stock.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, with revenues, is less than $100,000 per month.

Payment of the convertible debentures in the principal amount of $1,500,000 which were secured by a first security interest in all of the Company's assets was completed during the third quarter of fiscal 2001. The holder of convertible debentures in the principal amount of $1 million alleged that the Company is in default with respect to the perfection of the investors' security interest in the Company's assets, and has made a demand pursuant to the default provisions of the convertible debentures for the immediate repayment of all amounts outstanding under the convertible debentures and for the issuance of 1,500,000 shares of common stock to the investors. The Company disputes this claim and intends to vigorously defend its position, although no assurance can be given as to the outcome of this matter.

While management believes that revenue from sales of the Female Condom will ultimately generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations ultimately will be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient revenues to fund cash requirements. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM  2  (C)
------------

The Company entered into a loan agreement on May 18, 2001, providing for a three-year loan commitment from a bank of up to $2,000,000. The Company may borrow under this loan agreement from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In connection with the loan, the Company issued warrants to the bank to purchase the number of shares of common stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of our common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 per share or more than $1.00 per share.

Five persons provided guarantees equal in total to the $1.5 million outstanding under the loan. The guarantors included James R. Kerber, a member of the Company's board of directors, Stephen M. Dearholt, a member of the Company's board of directors, Richard E. Wenninger, a member of the Company's board of directors, and a trust for the benefit of O.B. Parrish, the Company's Chairman of the Board and Chief Executive Officer. Each guarantor may be liable to the bank for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of common stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 per share or more than $1.00 per share. The Company also issued additional warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share to each of Stephen M. Dearholt and Richard E. Wenninger because each of them guaranteed $500,000 under the loan.

The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the warrants were sold in a private placement to only sophisticated, accredited investors, each of whom provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

Effective June 1, 2001, the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The convertible debentures bear interest at 10% per annum and have a three-year term. The investors may convert the convertible debentures into common stock at any time based on a conversion rate of $0.50 per share. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to only sophisticated, accredited investors, each of whom provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

ITEM  4
-------

The Company held the Annual Meeting of its shareholders on April 10, 2001. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael
R. Walton and James R. Kerber to the Board of Directors to serve until the 2002 Annual Meeting, and to ratify the appointment of McGladery & Pullen LLP as the Company's independent public accountants for the fiscal year ending September 30, 2001. The results of the shareholder voting is listed below:


Matter Voted On:                                   For      Against  Withheld  Abstentions
----------------------------------------------  ----------  -------  --------  -----------

O.B. Parrish . . . . . . . . . . . . . . . . .  12,608,200            390,322

William R. Gargiulo,Jr.. . . . . . . . . . . .  12,905,200             93,322

Mary Ann Leeper Ph.D.. . . . . . . . . . . . .  12,608,140            390,382

Stephen M. Dearholt. . . . . . . . . . . . . .  12,905,685             92,837

David R. Bethune . . . . . . . . . . . . . . .  12,905,085             93,437

Michael R. Walton. . . . . . . . . . . . . . .  12,904,585             93,937

James R. Kerber. . . . . . . . . . . . . . . .  12,904,585             93,937

Ratification of Independent Public Accountants  12,942,135   26,640                 29,747


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

3.2        Amended  and  Restated  By-Laws.  (2)

4.1        Amended  and  Restated  Articles  of  Incorporation.  (1)

4.2 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.2).(2)

4.3        Amended  and  Restated  Articles  of  Incorporation.

10.1 Loan Agreement, dated as of May 18, 2001, between the Company and Heartland Bank.

10.2 Promissory Note dated May 18, 2001 in the principal amount of $2,000,000 from the Company to Heartland Bank.

10.3       Form  of  Continuing  Secured  Limited  Guaranty  to  Heartland Bank.

10.4       Form  of  Pledge  Agreement  to  Heartland  Bank.

10.5 Registration Rights Agreement, dated as of May 18, 2001, between the Company and Heartland Bank.

10.6       Warrant  dated  May  18,  2001  from  the  Company to Heartland Bank.

10.7 Convertible Debenture in the principal amount of $100,000 from the Company to Larry Fey.

10.8 Convertible Debenture in the principal amount of $100,000 from the Company to Dr. James P. Elmes.

10.9 Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 and related warrants.

10.10 Amended and Restated Convertible Debenture in the principal amount of $1,000,000 from the Company to Richard E. Wenninger.

______________

     (1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

     (2)  Incorporated  herein  by  reference to the Company's 1995 Form 10-KSB.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE  FEMALE  HEALTH  COMPANY


DATE:  August  10,  2001          /s/  O.B.  Parrish
                                  -----------------------------
                                  O.B.  Parrish,  Chairman  and
                                  Chief  Executive  Officer


                                  /s/  Robert  R.  Zic
                                  -------------------------------
                                  Robert  R.  Zic,  Director  of
                                  Finance  (Principal  Accounting
                                  Officer)