Form 10KSB
period 2001-09-30
FEMALE HEALTH CO
filed 2001-12-31
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 30, 2001
                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission file number 0-18849

                            THE FEMALE HEALTH COMPANY
                 (Name of Small Business Issuer in Its Charter)

                    Wisconsin                           39-1144397
          -----------------------------------     ---------------------
          (State  or  Other  Jurisdiction  of     (I.R.S.  Employer
          Incorporation  or  Organization)        Identification  No.)

     515  N.  State  Street,  Suite  2225,  Chicago,  Illinois         60610
--------------------------------------------------------------      ------------
     (Address  of  Principal  Executive  Offices)                   (Zip  Code)

                                 (312) 595-9123
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
--------------------------------------------------------------------------------
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
--------------------------------------------------------------------------------
                          Common Stock, $.01 par value
                                (Title of class)

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

Issuer's  revenues  for  its  most  recent  fiscal  year:  $6,716,174

As of December 20, 2001, 15,883,514 shares of Common Stock were outstanding. As of December 20, 2001, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $7.7 million (based upon the last reported sale price of $0.65 on that date on the Over the Counter Bulletin Board).

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

The female condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having the female condom available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS.

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 80 countries. It is commercially marketed in 17 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, Venezuela, Denmark, South Korea, Brazil and India. The company recently signed an agreement with Hindustan Latex Limited for distribution in India.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Under an agreement with UNAIDS, UNAIDS facilitates the availability and distribution of the female condom in the developing world and the Company sells the product to developing countries at a reduced price based on the Company's cost of production. The current price per unit is approximately 0.38 (Pounds), or approximately $0.55. Currently over 80 developing countries purchase the female condom under the terms of this agreement.

Product

The female condom is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. The female condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. The female condom lines the vagina, preventing skin from touching skin during intercourse. The female condom is pre-lubricated and disposable and is intended for use during only one sex act.

Raw  Materials

Polyurethane is the principal raw material the Company uses to produce the female condom. The Company has entered into a supply agreement with Deerfield
Urethane, Inc. for the purchase of all of the Company's requirements of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The original term of the agreement extended to December 31, 1995 and thereafter automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global  Market  Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that more than 60 million people have been infected with the virus and that, at the end of 2001, 40 million people globally were living with HIV. And AIDS is not the only sexually transmitted disease that the global public health community is battling. In the United States, the Center for Disease Control noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases in the coming year.

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse --the latex male condom and the female condom.

Male Condom Market: It is estimated the global annual market for male condoms is close to 5 billion units. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for barrier contraceptives is much larger than the identified male condom market.

Advantages  Versus  the  Male  Condom

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

Cost  Effectiveness

Various studies have been reported in the literature on the cost-effectiveness of the female condom. The studies show that making the female condom available is highly cost effective in reducing public health costs in developing countries as well as in the U.S. Further studies show that including the female condom in prevention programs to high risk groups is not only cost-effective but cost-saving.

Worldwide  Regulatory  Approvals

The female condom received Pre-Market Approval ("PMA") as a Class III Medical Device from the U.S. Food and Drug Administration ("FDA") in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the European Union ("EU"). In addition to the United States and the EU, several other countries have approved the female condom for sale, including Canada, Russia, Australia, Japan, South Korea and Taiwan.

The Company believes that the female condom's PMA and FDA classification as a Class III Medical Device create a significant barrier to entry. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

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

Commercial  Markets

The Company markets the product directly in the United Kingdom. The Company has commercial partners in 17 countries, including the United States, Japan, Canada, Brazil, Venezuela, Denmark, South Korea, Holland, France and India. The Company has entered into a distribution agreement with each of its commercial partners. These agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes the female condom in a single country and the Company manufacturers the female condom and sells the product to the partner for distribution in that country.

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

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately
0.38 (pounds), or approximately $0.55. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2002, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in over 80 countries through public sector distribution.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood. Currently significant programs are ongoing in 17 major cities and states.

State-of-the-Art  Manufacturing  Facility

The Company manufactures the female condom in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year. With additional equipment, this capacity can be significantly increased.

Government  Regulation

In the U.S., the female condom is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that the female condom is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

Competition

The Company's female condom participates in the same market as male condoms but is not seen as directly competing with male condoms. Rather, the Company believes that female condoms are additive in terms of prevention and choice. Latex male condoms cost less and have brand names that are more widely recognized than the female condom. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company. It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Employees

As of December 20, 2001, the Company's operations had 87 full-time employees within the U.S. and the U.K. and no part-time employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 20, 2001, the Company had unfilled orders of $1,236,000. The comparable amount as of the same date of the prior year was $821,000. Unfilled orders can materially fluctuate from quarter to quarter. The Company expects current unfilled orders to be filled during fiscal 2002.

Patents  and  Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, Brazil, South Korea and Australia. These patents expire between 2005 and 2013. Additional technology patents are pending in Japan. The patents cover the key aspects of the female condom, including its overall design and manufacturing process. The Company terminated its license of the trademark "Reality" in the United States and now has the registered trademark FC Female Condom in the United States. The

Company has trademarks on the names "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 13 trademarks in 26 countries to protect the various names and symbols used in marketing the product around the world. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

Research  and  Development

The Company incurred research and development costs from continuing operations of $67,099 in fiscal 2000. These expenditures were primarily related to conducting acceptability studies and analyzing second generation products. The Company did not incur research and development costs in fiscal 2001.

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

The FDA approved the female condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 46 million female condoms around the world.

Item  2.  Description  of  Property

The Company leases approximately 3,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60610. The lease expires September 30, 2006. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the female condom.

The Company manufactures the female condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2016, with the right to renew through 2027. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EU quality group.
Current capacity at the manufacturing facility is approximately 60 million female condoms per year. Management believes the properties are adequately insured.

Item  3.  Legal  Proceedings.

The Company is not currently involved in any material pending legal proceedings.

Item  4.  Submission  of  Matters  To  A  Vote  Of  Security  Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

PART  II

Item  5.  Market  For  Common  Equity  and  Related  Stockholder  Matters.

The Company's Common shares are traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 20, 2001 was 459. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below. These sales prices reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.

                               --------------  Quarters  --------------
2001 Fiscal Year                 FIRST     SECOND     THIRD     FOURTH
-------------                  ---------  ---------  -------  ---------
Price per common share - High  $     0.84  $   0.65  $  0.59  $    0.80
Price per common share - Low   $     0.38  $   0.40  $  0.34  $    0.41

2000 Fiscal Year
-------------

Price per common share - High  $     1.50  $   1.19  $  1.06  $    0.72
Price per common share - Low   $     0.81  $   0.88  $  0.50  $    0.41

Recent  Sales  of  Unregistered  Securities

     On August 1, 2001, the Company issued 1,000,000 shares of common stock to one accredited investor for a total purchase price of $500,000. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to a sophisticated, accredited investor, who provided representations which the Company deemed necessary to satisfy itself that he was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Over the past few years, the Company completed significant aspects of the development and commercialization of the female condom. These initiatives have resulted in the attainment of proprietary manufacturing technology and product design patents, necessary regulatory approvals, and the development of significant manufacturing capacity. These steps, taken as part of the Company's plan to develop and sell a product with global commercial and humanitarian value, have required the expenditure of significant amounts of capital and resulted in significant operating losses including the period 1996 through the present.

The Company has begun the process of developing the commercial market for the female condom around the world. As part of this plan, the Company has completed a number of distribution agreements and is pursuing other arrangements for the marketing and sale of the female condom. Management believes that as the number of markets in which the female condom is sold increases, sales will grow and at certain levels the Company will become profitable. However, there can be no assurance that such level of sales will be achieved in the near term or at all.

Results  Of  Operations

Fiscal Year Ended September 30, 2001 ("2001") Compared to Fiscal Year Ended September 30, 2000 ("2000")

The Company had net revenues of $6.7 million and a net loss attributable to common stockholders of $(1.3) million or $(0.09) per share in 2001 compared to net revenues of $5.8 million and a net loss attributable to common stockholders of $(3.8) million or $(0.30) per share in 2000.

The Company's operating loss for the twelve months ended September 30, 2001 was $(602,855) compared to $(2,392,631) for the same period last year for a decrease of 75%. As discussed in more detail in the following paragraphs, the decrease in the Company's net operating loss was a result of improvements in gross profit and operating expenses. The decline in net loss was smaller (68%), however, due to the decrease in non-operating expenses not declining at the same proportion (56%).

Net revenues increased $0.9 million or 16% in 2001 over the prior year. The higher net revenues primarily resulted from increased unit sales shipped to global and domestic public sector customers.

Cost of products sold increased $153,095, or 3%, to $5,337,830 for 2001 from $5,184,735 for 2000. The increase was not in proportion with the sales increase due to a reduction of fixed costs per unit which resulted from the increased unit sales. Costs of products sold as a percentage of sales decreased from 90% in 2000 to 79% in 2001.

Advertising and promotion expenses relate exclusively to the U.S. market and includes the costs of print advertising, trade and consumer promotions, product samples and other marketing costs incurred to increase consumer awareness and purchases of the female condom. As a result of the Company entering an agreement with Mayer Laboratories, Inc. to distribute the female condom to the wholesale retail trade in the United Sates effective October 1, 2000, the Company was able to reduce its advertising and promotion expenses from $0.2 million in 2000 to $0.1 million in 2001.

Selling, general and administrative expenses declined $875,498 (32%) from $2.7 million in 2000 to $1.9 million in 2001. As a percentage of net revenues, selling, general and administrative expenses were 28% in 2001 compared with 47% in 2000. These expenses declined as a result of reductions of sales, financial and administrative personnel, research and development, investor relations and consulting costs in 2001.

The Company's strategy is to act as a manufacturer supplying the public sector and commercial partners throughout the world. The Company's partners pay for all marketing and shipping costs. Consequently, as the Company's sales volume increases the Company's operating expenses will not increase significantly.

Non-cash amortization of debt issuance costs decreased from $245,676 in 2000 to $0 in 2001. The reduction was a result of the completion in 2000 of the amortization period of debt issuance costs relating to the issuance of convertible debentures in May and June 1999. See Note 4 of the Notes to Consolidated Financial Statements for further detail regarding the May and June 1999 convertible debentures.

Net interest and non-operating expenses decreased $483,455, or 46%, to $568,401 for 2001 compared to $1,051,856 for 2000. The decrease exists because the Company had a lower level of debt outstanding during 2001 than 2000 due to the issuance of convertible debentures during May and June 1999. The result is a smaller amount of non-cash expenses incurred from the amortization of discounts on convertible debentures than the twelve months of the prior year.

The Company was able to cover fixed manufacturing overhead costs and exceeded the break-even at the gross profit level. However, the Company must achieve cumulative annual unit sales of approximately 18 million female condoms based upon the current average selling price per unit in order to cover operating and non-operating expenses or approximately 30% of manufacturing capacity.

Factors  That  May  Affect  Operating  Results  and  Financial  Condition

The Company's future operating results and financial condition are dependent on the Company's ability to increase consumer demand and to cost-effectively manufacture sufficient quantities of the female condom. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future results and improve its financial condition.

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

Distribution  Network

The Company's strategy is to act as a manufacturer and to develop a global distribution network for the product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa and Latin America. Several partnership agreements have been completed for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments as well as city and state public health departments within the United States to continue their commitment to prevention of STDs, including AIDS, by including female condoms in their programs. The Company is also dependent on finding appropriate partners for the private sector markets around the world. Once an agreement is completed, the Company is reliant on the effectiveness of its partners to market and distribute the product. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to implement prevention programs which include distribution of barrier methods against the AIDS crisis, or an inability of the Company to secure additional agreements for the AIDS crisis, or an inability of the Company to secure additional agreements for new markets either in the public or private sectors could adversely affect the Company's financial condition and results of operations.

As  part  of  this  strategy  the  Company  has entered into two new agreements.

On November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited ("HLL"), an Indian government organization and India's largest male condom manufacturer. HLL distributes to public sector customers including government and non-government organizations and to the public sector through 160,000 retail outlets. Jointly with HLL a marketing strategy will be developed for the country of India. Over time, the Company anticipates that HLL and the Company will explore manufacturing options within India.

On December 18, 2001, the Company announced the appointment of Total Access Group ("TAG") as the exclusive distributor for public sector sales within a 15 state region in the western United States. TAG is a privately held national distributor to the United States public sector and serves over 2,500 customers, which include state and local health departments, community based organizations, HIV/STD prevention organizations, Planned Parenthood clinics and family planning organizations. TAG is a full service distributor and will provide marketing, education and customer service support. TAG is required to purchase 2,190,000 units within a three year period to retain exclusivity distribution rights.

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

Government  Regulation

The female condom is subject to regulation by the FDA pursuant to the federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The

Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred significant operating losses. Cash used in continuing operations was $0.6 million for 2001 and $1.0 million in 2000. Historically, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

During 2001, the Company received $0.45 million in proceeds from newly-issued convertible debentures, and $0.8 million from the issuance of common stock. FHC used these amounts to fund current operations of the Company, and to repay existing liabilities including $0.3 million of notes payable.

In the near term, FHC management expects operating losses and capital requirements to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world.

The Company has a $1 million note due March 25, 2002 to Mr. Stephen Dearholt, a Director of the Company.

On March 30, 2001 the Company issued a $250,000 convertible debenture to one accredited investor. The debenture is due March 30, 2004, bears interest payable at a rate of 12% per annum, and is convertible into the Company's common stock based on a price of $0.50 per share. The Company did not issue warrants in connection with the issuance of the convertible debenture.

On May 18, 2001 the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility are due May 18, 2004 and bear interest payable at a rate of 10% per annum. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants. The Company may borrow under the credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the credit facility. In May 2001, the Company borrowed a total of $1.5 million under the credit facility, and used the proceeds to repay convertible debentures that the Company originally issued in May and June 1999 to five investors in the principal amount of $1.5 million. In connection with the credit facility, the Company issued warrants to Heartland Bank to purchase the number of shares of the Company's Common Stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00. The warrants are valued at $270,800 and are recorded by the Company as additional paid in capital and a discount on the credit facility.

Five persons provided guarantees equal in total to the $1.5 million outstanding under the loan. The guarantors included James R. Kerber, a Director of the Company, Stephen M. Dearholt, a Director of the Company, Richard E. Wenninger, a Director of the Company, and a trust for the benefit of O.B. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. Each guarantor may be liable to the Heartland Bank for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of the Company's Common Stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 or more than $1.00. The Company also issued additional warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share to each of Stephen M. Dearholt and Richard E. Wenninger because each of them guaranteed $500,000 under the credit facility. The guarantors' warrants are valued at $667,578 and are recorded by the Company as additional paid in capital and a discount on the credit facility.

On June 1, 2001 the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The debentures are due May 30, 2004, bear interest payable at a rate of 10% per annum, and are convertible into the Company's common stock based on a price per share equal of $0.50. The Company did not issue warrants in connection with the issuance of the convertible debentures.

While the Company believes that revenue from sales of the female condom will eventually exceed operating costs, and that, ultimately, operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will achieve such level of operations in the near term or at all. Likewise, the Company can make no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate until sales of the female condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders. If the Company is unable to raise adequate financing when needed, the Company may be required to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company is focused on growing its business and, therefore, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers. All of the Company's assets are also subject to a first security interest by the holders of convertible debentures that the Company issued in May and June 1999. Although the Company repaid the principal amount outstanding under the convertible debentures in May 2001, the holders of the convertible debentures have not acted to terminate the security interest in the Company's assets. Any sale of the Company's assets would require the release of this security interest. As a result, in the event that the Company lacks sufficient capital to continue its operations, neither the Company nor its shareholders may be able to realize any significant value from the Company's assets.

As of December 20, 2001, the Company had approximately $0.9 million in cash, net trade accounts receivable of $0.8 million and current trade accounts payable of $0.7 million. It is estimated that the Company's cash burn rate, with revenues, is less than $0.1 million per month. The Company's anticipated debt service obligations for scheduled interest and principal payments are approximately $1.3 million in fiscal 2002, $220,000 in fiscal 2003 and $2.3 million in fiscal 2004. As of December 28, 2001, the Company was in compliance with all of the covenants relating to its outstanding debt.

Impact  of  Inflation  and  Changing  Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

New  Accounting  Pronouncements

Please see new "New Accounting Pronouncements" in Note 1 in financial statements.

ITEM  7.  Financial  Statements

   The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not  Applicable.

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Certain information about the Company's executive officers and directors as of September 30, 2001, is as follows:

NAME                                                POSITION                 AGE
O.B. Parrish                         Chairman of the Board, Chief Executive   68
                                     Officer, and Director

Mary Ann Leeper, Ph.D.               President, Chief Operating Officer and   61
                                     Director

William R. Garguilo, Jr.             Secretary and Director                   73

Jack Weissman                        Vice President - Sales                   54

Michael Pope                         Vice President and General Manager of
                                     The Female Health Company (UK)Plc        45

Mitchell Warren                      Vice President - International Affairs   35

Robert R. Zic                        Principal Accounting Officer             38

David R. Bethune                     Director                                 61

Stephen M. Dearholt                  Director                                 55

Michael R. Walton                    Director                                 63

James R. Kerber                      Director                                 69

Richard E. Wenninger                 Director                                 54


O.  B.  PARRISH
Age:  68;  Elected  Director:  1987;  Present  Term  Ends:  2002  Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987.
Phoenix of Illinois owns approximately 295,000 shares of the Company's outstanding Common Stock. Mr. Parrish also is Chairman and a Director of ViatiCare, L.L.C., a financial services company, Chairman and a Director of MIICRO, Inc., a neuroimaging company and Chairman and a Director of Amerimmune Pharmaceuticals, Inc. Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY  ANN  LEEPER,  Ph.D.
Age:  61;  Elected  Director:  1987;  Present  Term  Ends:  2002  Annual Meeting

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996 and as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. From 1981 until 1986, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA. Dr. Leeper currently serves on the Board of Advisors of the Temple University School of Pharmacy, the University of Virginia School of Nursing and the Northwestern University School of Music. Dr. Leeper is also on the Board of CEDPA, an international not-for-profit organization working on women's issues in the developing world and is a Director of Influx, Inc., a pharmaceutical research company. She is also an adjunct professor at the University of Virginia Darden School of Business.

WILLIAM  R.  GARGIULO,  JR.
Age:  73;  Elected  Director:  1987;  Present  Terms  Ends:  2002 Annual Meeting

William R. Gargiulo, Jr. has served as Secretary of the Company from 1996 to present, as Vice President from 1996 to September 30, 1998, as Assistant Secretary of the Company from 1989 to 1996, as Vice President - International of The Female Health Company Division from 1994 until 1996, as Chief Operating Officer of the Company from 1989 to 1994, and as General Manager of the Company from 1988 to 1994. Mr. Gargiulo has also served as a Director of the Company since 1987. Mr. Gargiulo is a Trustee of a trust which is a shareholder of Phoenix of Illinois. From 1984 until 1986, Mr. Gargiulo was the Executive Vice-President of the Pharmaceutical Group of Searle, in charge of Searle's European operations. From 1976 until 1984, Mr. Gargiulo was the Vice President of Searle's Latin American operations.

JACK  WEISSMAN
Age:  54;  Vice  President  -  Sales

Mr. Weissman has served as Vice President - Sales since June 1995. From 1992 to 1994, Mr. Weissman was Vice President-Sales for Capitol Spouts, Inc., a manufacturer of pouring spouts for gable paper cartons. During the period from 1989 to 1992, he acted as General Manager-HTV Group, an investment group involved in the development of retail stores. Mr. Weissman joined Searle's Consumer Products Group in 1979 and held positions of increasing responsibility, including National Account and Military Sales Manager. From 1985 to 1989, he was Director - Retail Business Development for The NutraSweet Company, a Searle subsidiary. Prior to Searle, Mr. Weissman worked in the consumer products field as account manager and territory manager for Norcliff Thayer and Whitehall Laboratories.

MICHAEL  POPE
Age:  45;  Vice President, General Manager - The Female Health Company (UK) Plc.

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

MITCHELL  WARREN
Age:  35;  Vice  President  -  International  Affairs

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

ROBERT  R.  ZIC
Age:  38;  Principal  Accounting  Officer

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

DAVID  R.  BETHUNE
Age:  61;  Elected  Director:  1996;  Present  Term  Ends:  2002  Annual Meeting

Mr. Bethune has served as a Director since January 1996. Mr. Bethune has been Chairman and Chief Executive Officer of Atrix Laboratories, Inc. since 1999. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is on the Board of Directors of the Southern Research Institute, Atrix Laboratories, Inc. and the American Foundation for Pharmaceutical Education, Partnership for Prevention. He is a founding trustee of the American Cancer Society Foundation and an associate member of the National Wholesale Druggists' Association and the National Association of Chain Drug Stores. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

STEPHEN  M.  DEARHOLT
Age:  55;  Elected  Director:  1996;  Present  Term  Ends:  2002  Annual Meeting

Mr. Dearholt has served as a director since April 1996. Mr. Dearholt is a co-founder and partner in Insurance Processing Center, Inc., one of the largest privately owned life insurance marketing organizations in the United States, since 1972. He has over 23 years of experience in direct response advertising and data based marketing of niche products. Since 1985, he has been a 50% owner of R.T. of Milwaukee, a private investment holding company which operates a stock brokerage business in Milwaukee, Wisconsin. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex. Mr. Dearholt is also very active in the non-profit sector. He is currently on the Board of Directors of Children's Hospital Foundation of Wisconsin, an honorary board member of the Zoological Society of Milwaukee, and the national Advisory Council of the Hazelden
Foundation. He is a past board member of Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.

MICHAEL  R.  WALTON
Age:  63;  Elected  Director:  1999;  Present  Term  Ends  2002  Annual  Meeting

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

JAMES  R.  KERBER
Age:  69;  Director:  1999;  Present  Term  Ends  2002  Annual  Meeting

Mr. Kerber has served as a director since April 1999. Mr. Kerber has been a business consultant to the insurance industry since January 1996. He has over 40 years of experience in operating insurance companies, predominately those associated with life and health. From 1994 to 1996, he was Chairman, President, Chief Executive Officer and director of the 22 life and health insurance companies which comprise the ICH Group. In 1990, Mr. Kerber was founding partner in the Life Partners Group where he was Senior Executive Vice President and a director. Prior to that, he was involved with operating and consulting over 200 life and health insurance companies for ICH Corporation, HCA Corporation and US Life Corporation.

RICHARD  E.  WENNINGER
Age:  54;  Director:  2001:  Present  Term  Ends  2002  Annual  Meeting

Mr. Wenninger has served as a Director since July 2001. Mr. Wenninger currently serves as Chairman of Wenninger Company, Inc., a mechanical contracting and engineering company. From 1976 to 2001, Mr. Wenninger served as President and Chief Executive Officer of Wenninger Company, Inc. He is also Secretary of Wenn Soft, Inc., a software development, sales and service company he founded in 1997. From 1992 to 1999, Mr. Wenninger served as Secretary of Liftco, Inc. Mr. Wenninger is a current board member of the Boys & Girls Club of Milwaukee, a former President and board member of the Milwaukee Athletic Club, a former board member of the Wisconsin Psychoanalytic Foundation, a former board member of University Lake School, the former President and a current board member of the Plumbing and Mechanical Contractors Association of Milwaukee, the former President and a former board member of the Sheet Metal Contractors Association of Milwaukee and a former board member of the Mechanical Contractors Association of America.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") on Form 3, 4 and
5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2001 all section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Wenninger filed a Form 3 in August 2001 to report his beneficial ownership of more than 10% of the Company's Common Stock as of May 2001, Dr.
Leeper filed a Form 4 in November 2001 to report a transaction completed in September 2001 and Mr. Dearholt filed a Form 5 in November 2001 to report a transaction completed in August 2001.

Item  10.  Executive  Compensation

The following table sets forth the annual and long-term compensation for each of the last three fiscal years for the Company's Chief Executive Officer and the highest paid executive officer other than the Chief Executive Officer (the "named executive officer"), who served in such capacity as of September 30, 2001, as well as the total compensation paid to each individual during the Company's last three fiscal years. No other senior executive officer of the Company received salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2001.

SUMMARY  COMPENSATION  TABLE

                                   ANNUAL        LONG-TERM COMPENSATION
                                COMPENSATION             AWARDS
                                -------------  -------------------------
                                               RESTRICTED   SECURITIES
       NAME AND                                   STOCK     UNDERLYING
       PRINCIPAL        FISCAL     SALARY         AWARDS    OPTIONS/SARS
       POSITION          YEAR        ($)           ($)          (#)
----------------------  ------  -------------  ----------  ------------
O.B. Parrish              2001         90,000         ---       ---
  Chairman and            2000         90,000         ---       ---
  Chief Executive         1999         90,000         ---   200,000
  Officer

Mary Ann Leeper, Ph.D.    2001        225,000         ---       ---
  President and           2000        225,000         ---       ---
  Chief Operating         1999        225,000         ---   500,000
  Officer

Options/SAR  Grants  in  Last  Fiscal  Year

None.

Aggregated  Option  Values  at  September  30,  2001

The following table presents the value of unexercised options held by the named executive officers at September 30, 2001:

                        NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-
                             UNEXERCISED OPTIONS AT          THE-MONEY OPTIONS AT
                               SEPTEMBER 30, 2001               FISCAL YEAR-END
 NAME                       EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----------------------  --------------------------------  -------------------------
O.B. Parrish                             0 / 464,000 (2)             -0-

Mary Ann Leeper, Ph.D.                   0 / 790,000 (2)             -0-


(1) Values are calculated by subtracting the exercise price from the $0.51 per share closing price of the Company's Common Stock on September 28, 2001.


(2) In September 2001, Mr. Parrish and Dr. Leeper each agreed to waive their rights to exercise outstanding options until the Company amends its articles of incorporation to increase the number of shares of common stock authorized for issuance. As of September 30, 2001, Mr. Parrish held options to purchase 88,000 shares of common stock that were exercisable but for the effect of this waiver and Dr. Leeper held options to purchase 96,667 shares of common stock that were exercisable but for the effect of this waiver. In consideration for these waivers, the Company agreed to reduce the exercise price of such options to $0.56 per share.

Employment  Agreements

The Company entered into an employment agreement with Dr. Leeper effective May 1, 1994. The original term of Dr. Leeper's employment extended to April 30, 1997 and after April 30, 1997 her employment term renews automatically for additional three-year terms unless notice of termination is given. The employment agreement has automatically renewed for a term ending on April 30, 2003. The Company may terminate the employment agreement at any time for cause. If Dr. Leeper's employment is terminated without cause, the Company is obligated to continue to pay Dr. Leeper her base salary and any bonus to which she would otherwise have been entitled for a period equal to the longer of two years from date of termination or the remainder of the then applicable term of the employment agreement. In addition, the Company is obligated to continue Dr. Leeper's participation in any of our health, life insurance or disability plans in which Dr. Leeper participated prior to her termination of employment. Dr. Leeper's employment agreement provided for a base salary of $175,000 for the first year of her employment term, $195,000 for the second year of her employment term and $225,000 for the third year of her employment term, subject to the achievement of performance goals established by Dr. Leeper and the Board of Directors. If the employment agreement is renewed beyond the initial three-year term, it requires her base salary to be increased annually by the Board of Directors based upon her performance and any other factors that the Board of Directors considers appropriate. For fiscal 2000 and 2001, Dr. Leeper's base salary was $225,000 per year. The employment agreement also provides Dr. Leeper with various fringe benefits including an annual cash bonus of up to 100% of her base salary. The Board of Directors may award the cash bonus to Dr. Leeper in its discretion. To date, Dr. Leeper has not been awarded a cash bonus.

Change  of  Control  Agreements

In fiscal 1999, the Company entered into Change of Control Agreements with each of O.B. Parrish, the Company's Chairman and Chief Executive Officer, Mary Ann Leeper, the Company's President and Chief Operating Officer, and Michael Pope, the Company's Vice President. In fiscal 2000, the Company entered into a Change of Control Agreement with Mitchell Warren, the Company's Vice President - International Affairs. These agreements essentially act as springing employment agreements which provide that, upon a change of control, as defined in the agreement, the Company will continue to employ the executive for a period of three years in the same capacities and with the same compensation and benefits as the executive was receiving prior to the change of control, in each case as specified in the agreements. If the executive is terminated without cause or if he or she quits for good reason, in each case as defined in the agreements, after the change of control, the executive is generally entitled to receive a severance payment from the Company equal to the amount of compensation remaining to be paid to the executive under the agreement for the balance of the three-year term.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table sets forth certain information as of December 20, 2001 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's Common Stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of Common Stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 20, 2001, and shares of Common Stock subject to the conversion of preferred stock or convertible debentures outstanding as of December 20, 2001, are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


                                   Shares Beneficially
                                          Owned
                                  ---------------------
Name of Beneficial Owner            Number     Percent
                                  ----------  ---------
O. B. Parrish (1)(2) . . . . . .     832,501      5.1%
William R. Gargiulo, Jr. (1)(2).     335,001      2.1%
Mary Ann Leeper, Ph.D. (1)(2). .     370,901      2.3%
Stephen M. Dearholt (2)(3) . . .   4,101,612     22.1%
David R. Bethune (2) . . . . . .           0        0%
James R. Kerber (2)(4) . . . . .     543,710      3.4%
Michael R. Walton (5). . . . . .     509,000      3.1%
Richard E. Wenninger (2)(6). . .   3,361,470     19.2%
Gary Benson (7). . . . . . . . .   1,701,450      9.8%
All directors, nominees and
 executive officers, as a group
 (12 persons) (1)(2)(3)(4)(5)(6)   9,420,193     44.4%


(1) Includes 294,501 shares owned by and 30,000 shares under option to Phoenix of Illinois. Under the rules of the SEC, Messrs. Parrish and Gargiulo and Dr. Leeper may be deemed to share voting and dispositive power as to such shares since Mr. Gargiulo is a trustee of a trust which is a shareholder, and Mr. Parrish and Dr. Leeper are officers, directors and shareholders, of Phoenix of Illinois. For Dr. Leeper, also includes 46,400 shares owned by her; for Mr. Parrish, also includes 71,500 shares owned by him, 36,500 shares under warrants to him and 400,000 shares under warrants held by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power; and for Mr. Gargiulo, also includes 10,500 shares owned by him.

(2) Does not include the following shares under options that were exercisable but for the effect of a waiver by the holder of his or her rights to exercise such options until the Company amends its articles of incorporation to increase the number of shares of common stock authorized for issuance: Mr. Parrish, 88,000 shares under such options; Mr. Gargiulo, 16,667 shares under such options; Dr. Leeper, 96,667 shares under such options; Mr. Dearholt, 50,000 shares under such options;

     Mr. Bethune, 50,000 shares under such options; Mr. Kerber, 30,000 shares under such options; and all directors, nominees and executive officers as a group, 331,334 shares under such options. In consideration for these waivers, the Company agreed to reduce the exercise price of such options to $0.56 per share.

(3) Includes 703,605 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 9,680 shares held by Response Marketing Money Purchase Plan, 13,700 shares held in a self-directed IRA, 186,427 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, 18,100 shares held by Mr. Dearholt's minor child, 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling, and 60,000 shares of preferred stock held by the Mary C. Dearholt Trust, of which Mr. Dearholt, a sibling and his mother are trustees, that are convertible share-for-share into shares of Common Stock. Mr. Dearholt shares the power to vote and dispose of 640,998 shares of Common Stock (including 60,000 shares of preferred stock convertible into Common Stock) held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr.
     Dearholt has sole power to vote and dispose of the remaining shares of common stock, except that North Central Trust has the sole power to vote and dispose of the 9,680 shares of common stock held by the Response Marketing Money Purchase Plan. Also includes warrants to purchase 2,622,500 shares of common stock (of which warrants to purchase up to 1,100,000 shares have been pledged to a bank to secure a guarantee by Mr. Dearholt on behalf of the Company).

(4) Includes 200,000 shares subject to exercise of warrants. The warrants have been pledged to a bank to secure a guarantee by Mr. Kerber on behalf of the Company.

(5) Includes 200,000 shares of Common Stock owned directly by Mr. Walton, 173,030 shares of preferred stock owned by Mr. Walton and 135,970 shares of preferred stock held by a trust of which Mr. Walton is trustee.

(6) Includes (a) 500,000 shares of Common Stock subject to conversion of a convertible debenture due March 30, 2004 (based upon $250,000 of principal under such convertible debenture, divided by the conversion rate of $0.50),
     (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse),
     (c) 1,100,000 shares of common stock subject to exercise of warrants, consisting of a warrant to purchase 100,000 shares and a warrant to purchase a maximum of 1,000,000 shares and (d) 60,000 shares of preferred stock held by Mr. Wenninger. The warrants described in (c) above have been pledged to a bank to secure a guarantee by Mr. Wenninger on behalf of the Company.

(7) Includes warrants to purchase 1,500,000 shares of Common Stock and 21,000 shares of preferred stock.

Item  12.  Certain  Relationships  and  Related  Transactions

On March 25, 1997, 1998, 1999, 2000, and 2001 the Company extended a $1 million one-year promissory note payable by the Company to Mr. Dearholt in connection with a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2002 and bears interest at 12% per annum payable monthly. The borrowing transactions were effected in the form of a promissory note from the Company to Mr. Dearholt and related Note Purchase and Warrant Agreements and Stock Issuance Agreements. Under the 1997, 1998 and 1999 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase 200,000 shares of the Company's Common Stock for each of the three years respectively, at exercise prices of $1.848, $2.25 and $1.16 per share, respectively. In 2000, the Company issued to Mr. Dearholt warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.71 per share. In 2001, the Company issued to Mr. Dearholt warrants to purchase 280,000 shares of the Company's Common Stock at an exercise price of $0.40 per share. The warrants expire upon the earlier of their exercise or on March 25, 2005 for the warrants issued in 1997, March 25, 2007 for the warrants issued in 1998, March 25, 2998 for the warrants issued in 1999, March 25, 2010 for the warrants issued in 2000, and March 25, 2011 for the warrants issued in 2001. Under the Stock Issuance Agreements, if the Company fails to pay the $1 million under the note when due, the Company must issue 280,000 shares of its Common Stock to Mr. Dearholt. This issuance will not, however, alleviate the Company from its liability under the note. The Company also granted Mr. Dearholt certain securities registration rights with respect to any Common Stock he receives from the Company under these warrants or the Stock Issuance Agreement. Mr. Dearholt has agreed that, if the Company requests, he will extend the promissory note for an additional one-year term to be due and payable on March 25, 2003 upon the same terms as the prior note extension.

Additionally, during 2000 and 2001 the Company extended notes of $250,000 from Stephen Dearholt and $50,000 from O.B. Parrish, each a current director of the Company. Each note payable bears interest at 12% and was payable in full in 2002. As part of the 2000 renewal, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 62,500 and 12,500 shares of the Company's common stock at $0.77 and $0.72 per share, respectively. As part of the 2001 renewal, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 70,000 and 14,000 shares of the Company's common stock at $0.40 and $0.40 per share, respectively. Any stock issued under the warrants carry certain registration rights. The warrants expire in 2011. Each of these notes was subsequently paid off in June 2001.

On June 14, 2000, the Company completed a private placement of 400,000 shares of its Common Stock to The John W. Dearholt Trust at a price of $0.50 per share, representing a discount of 6% from the closing price of the Common Stock on the Over the Counter Bulletin Board on that date. Stephen M. Dearholt is a co-trustee of this trust. As part of this private placement, the Company granted the investor registration rights which require that the Company register the investor's resale of those shares.

The Company entered into a loan agreement on May 18, 2001, providing for a three-year loan commitment from a bank of up to $2,000,000. The Company may borrow under this loan agreement from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In May 2001, the Company borrowed a total of $1.5 million under this loan agreement. Five persons provided guarantees equal in total to the $1.5 million outstanding under the loan. The guarantors included
James R. Kerber, Stephen M. Dearholt, Richard E. Wenninger and a trust for the benefit of O.B. Parrish. Each guarantor may be liable to the lender for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70%
of the market price of our common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 per share or more than $1.00 per share. The Company also issued additional warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share to each of Stephen M. Dearholt and Richard E. Wenninger because each of them guaranteed $500,000 under the loan. The Company granted all of the guarantors registration rights which require that the Company register the shares of common stock underlying the warrants.

Effective March 30, 2001, the Company issued a $250,000 convertible debenture to Richard E. Wenninger. Mr. Wenninger subsequently became a member of the Company's board of directors in July 2001. The convertible debenture bears interest at 12% per annum and has a three-year term. Mr. Wenninger may convert the convertible debenture into common stock at any time based on a conversion rate of $0.50 per share.

In  August  2001, the Company issued 1,000,000 shares of Common Stock to Richard
E. Wenninger for a total purchase price of $500,000. The Company granted Mr. Wenninger registration rights which require that the Company register the shares of Common Stock it issued to Mr. Wenninger.

During fiscal 2001, the Board of Directors of the Company elected to extend warrants held by Mr. Dearholt, including 1995 and 1996 warrants totaling 240,000 priced between $3.00 and $3.10 an additional five years. The Board of Directors elected to extend the warrants because they felt that due to changed circumstances, including the reduction in the price of the Company's Common Stock, the warrants were no longer providing the incentive they were designed to provide.

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

Item  13.  Exhibits  and  Reports  On  Form  8-K.

A.     Documents  Filed  as  a  Part  of  This  Report:

1.     Financial  Statements.

The  following  consolidated financial statements of the Company are included in
Item  8  hereof:

Consolidated  Balance  Sheet  -  September  30,  2001

Consolidated  Statements of Operations - Years ended September 30, 2001 and 2000

Consolidated Statements of Stockholders' Equity (Deficit) - Years ended September 30, 2001 and 2000

Consolidated  Statements of Cash Flows - Years ended September 30, 2001 and 2000

Notes  to  Consolidated  Financial  Statements

2.  Financial  Statement  Schedules.

None.

3.  Exhibits  Filed:

EXHIBIT NO.    DESCRIPTION
------------  --------------------------------------------------------------------

        3.1   Amended and Restated Articles of Incorporation of the
              Company.(20)

        3.2   Articles of Amendment to the Amended and Restated Articles of
              Incorporation of the Company. (26)

        3.3   Amended and Restated By-Laws of the Company.(3)

        4.1   Amended and Restated Articles of Incorporation (same as Exhibit
              3.1).

        4.2   Articles of Amendment to Amended and Restated Articles of
              Incorporation of the Company (same as Exhibit 3.2).

        4.3 Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.3).

       10.1   Employment Agreement between John Wundrock and the Company dated
              October 1, 1989.(3)

       10.2   Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health
              Company) 1990 Stock Option Plan.(4)

       10.3   Reality Female Condom Clinical Trial Data Agreement between the
              Company and Family Health International dated September 24,
              1992.(6)

       10.4   Trademark License Agreement for Reality Trademark.(7)

       10.5   Office space lease between the Company and John Hancock Mutual
              Life Insurance Company dated June 1, 1994.(8)

       10.6   Employment Agreement dated September 10, 1994 between the
              Company and Dr. Mary Ann Leeper.(9)

       10.7   1994 Stock Option Plan.(10)

       10.8 Investor relations and development services Consulting Agreement between the Company and C.C.R.I. Corporation dated March 13,
              1995.(11)

       10.9   Consultant Warrant Agreement dated March 13, 1995 between the
              Company and C.C.R.I. Corporation, as amended on April 22,
              1996.(12)

      10.10 Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, warrants and Stock Issuance Agreement.(13)

      10.11   Outside Director Stock Option Plan.(12)

      10.12   Exclusive Distribution Agreement between Chartex International
              Plc and Taiho Pharmaceutical Co., Ltd. dated October 18,
              1994.(14)



      10.13   Supply Agreement between Chartex International Plc and Deerfield
              Urethane, Inc. dated August 17, 1994.(14)

      10.14   Employment Letter dated February 28, 1990 from Chartex Resources
              Ltd. to Michael Pope and Board Amendments thereto.(14)

      10.15   Grant Letter dated March 7, 1996 from the Government Office for
              London of the Secretary of State of Trade and Industry regarding economic development grant to the Company.(14)

      10.16 Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex
              International Plc.(14)

      10.17 Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996.(15)

      10.18   Fund Raising Agreement dated May 1, 1998 by and between
              Hartinvest-Medical Ventures and the Company. (12)

      10.19   Change of Control Agreement dated January 27, 1999, between The
              Female Health Company and Michael Pope.(16)

      10.20 Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 1, 1999 and related Note Purchase And Warrant
              Agreement, warrants and Stock issuance Agreement.(16)

      10.21   Company Promissory Note to O.B. Parrish for $50,000 dated
              February 1, 1999 and related Note Purchase And Warrant
              Agreement, warrants and Stock issuance Agreement.(16)

      10.22 Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 1999 and related Note Purchase and Warrant
              Agreement, Warrant and Stock Issuance Agreement.(16)

      10.23 Form of Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999.(17)

      10.24 Amendment to Registration Rights Agreement between the Company and Private Placement Investors dated as of June 1, 1999.(17)

      10.25   $1 million Convertible Debenture issued by the Company to Gary
              Benson dated May 19, 1999.(17)

      10.26   $100,000 Convertible Debenture issued by the Company to Daniel
              Bishop dated June 3, 1999.(17)

      10.27   $100,000 Convertible Debenture issued by the Company to Robert
              Johander dated June 3, 1999.(17)

      10.28   $100,000 Convertible Debenture issued by the Company to Michael
              Snow dated June 3, 1999.(17)

      10.29   $100,000 Convertible Debenture issued by the Company to W.G.
              Securities Limited Partnership dated June 3, 1999.(17)

      10.30 Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on May 19, 1999.(17)



      10.31 Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 1999.(17)

      10.32 Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on June 3, 1999.(17)

      10.33 Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on June 3, 1999.(17)

      10.34 Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3,
              1999.(17)

      10.35 Form of Common Stock Purchase Warrant to acquire 337,500 shares issued to R.J. Steichen as placement agent.(17)

      10.36 Form of Change of Control Agreement between the Company and each of O.B. Parrish and Mary Ann Leeper.(20)

      10.37   Lease Agreement among Chartex Resources Limited, P.A.T.
              (Pensions) Limited and The Female Health Company.(18)

      10.38   Agreement dated March 14, 1997, between the Joint United Nations
              Programme on HIV/AIDS and Chartex International PLC.(19)

      10.39 Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related stock purchase and warrant agreement, warrants and stock issuance agreement.(21)

      10.40   1997 Stock Option Plan.(19)

      10.41   Employee Stock Purchase Plan.(19)

      10.42   Agreement dated September 29, 1997, between Vector Securities
              International and The Female Health Company.(19)

      10.43   Private Equity Line of Credit Agreement between the Company and
              Kingsbridge Capital Limited dated November 19, 1998.(2)

      10.44   Registration Rights Agreement between the Company and
              Kingsbridge Capital Limited dated as of November 19, 1998.(2)

      10.45 Warrant to Purchase up to 200,000 shares of common stock of the Company issued to Kingsbridge Capital Limited as of November 19,
              1998.(2)

      10.46 Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999.(23)

      10.47   Consulting Agreement between the Company and Kingsbridge Capital
              Limited dated February 12, 1999.(23)

      10.48   Registration Rights Agreement between Kingsbridge Capital
              Limited and the Company dated February 12, 1999.(23)

      10.49 Warrant for 100,000 shares of the Company's common stock issued to Kingsbridge Capital Limited as of February 12, 1999.(23)

      10.50   Company Promissory Note to Stephen M. Dearholt for $250,000
              dated February 12, 2000 and related Warrants.(24)



      10.51   Company Promissory Note to O.B. Parrish for $50,000 dated
              February 18, 2000 and related Warrants.(24)

      10.52 Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 2000 and related Warrants.(24)

      10.53   Stock Purchase Agreement, dated as of June 14, 2000, between The
              Female Health Company and The John W. Dearholt Trust.(25)

      10.54 Warrant to purchase 250,000 shares of the Company's common stock issued to Gary Benson on May 19, 2000. (25)

      10.55 Warrant to purchase 25,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 2000. (25)

      10.56 Warrant to purchase 25,000 shares of the Company's common stock issued to Robert Johander on June 3, 2000. (25)

      10.57 Warrant to purchase 50,000 shares of the Company's common stock issued to Michael Snow on June 3, 2000. (25)

      10.58   Warrant to purchase 25,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 2000.
              (25)

      10.59   Stock Purchase Agreement, dated as of June 14, 2000, between the
              Company and The John W. Dearholt Trust. (25)

      10.60 Exclusive Distribution Agreement, dated as of ______, 2000, between the Company and Mayer Laboratories, Inc. (26)

      10.61 Amended and Restated Convertible Debenture issued by the Company to Richard E. Wenninger dated March 30, 2001. (27)

      10.62   Amended and Restated Promissory Note to Stephen M. Dearholt for
              250,000 dated February 12, 2001 and related warrants. (5)

      10.63   Amended and Restated Promissory Note to O.B. Parrish for $50,000
              dated February 18, 2001 and related warrants. (5)

      10.64   Amended and Restated Promissory Note to Stephen M. Dearholt for
              1,000,000 dated March 25, 2001 and related warrants. (27)

      10.65 Loan Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (27)

      10.66 Registration Rights Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (27)

      10.67   Warrant dated May 18, 2001 from the Company to Heartland Bank.
              (27)

      10.68   Warrants dated May 18, 2001 from the Company to Stephen M.
              Dearholt. (28)

      10.69   Warrant dated May 18, 2001 from the Company to James R. Kerber.
              (28)

      10.70   Warrant dated May 18, 2001 from the Company to Tom Bodine. (28)



      10.71   Warrant dated May 18, 2001 from the Company to The Geneva O.
              Parrish 1996 Living Trust. (28)

      10.72   Warrants dated May 23, 2001 from the Company to Richard E.
              Wenninger. (28)

      10.73 Registration Rights Agreement, dated as of May 18, 2001, among the Company and certain guarantors. (28)

         21   Subsidiaries of Registrant. (22)

              ____________

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

(5)  Incorporated  herein  by  reference  to  the  Company's March 31, 2001 Form
     10-QSB.

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

(15) Incorporated  herein  by  reference  to  the  Company's  1996  Form  10-K.

(16) Incorporated  herein  by  reference  to  the  Company's March 31, 1999 Form
     10-QSB.

(17) Incorporated  herein  by  reference  to  the  Company's  June 30, 1999 Form
     10-QSB.


(18) Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB.

(19) Incorporated herein by reference to the Company's Form 10-KSB/A-2 for the year ended September 30, 1997.

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

(27) Incorporated  herein  by  reference  to  the  Company's  June 30, 2001 Form
     10-QSB.

(28) Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed November 13, 2001.

B.  Reports  on  Form  8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE  FEMALE  HEALTH  COMPANY

BY:      /s/ O.B. Parrish
    -------------------------
    O.B.  Parrish,  Chairman,
    Chief  Executive  Officer

       /s/ Robert R. Zic
    -------------------------
    Robert R. Zic, Principal
    Accounting Officer

Date:  December  26,  2001

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                               Title                    Date
/s/ O.B. Parrish             Chairman of the Board         December 26, 2001
-----------------------      Chief Executive Officer,
O.B. Parrish                 and Director


/s/ Mary Ann Leeper          President, Chief Operating    December 26, 2001
---------------------------  Officer and Director
Mary Ann Leeper, Ph.D.

/s/ Robert R. Zic            Principal Accounting Officer  December 26, 2001
------------------------
Robert R. Zic

/s/ William R. Gargiulo      Secretary and Director        December 26, 2001
-------------------------
William R. Gargiulo




                             Director                      December 26, 2001
-------------------------
David R. Bethune


/s/ Stephen M. Dearholt      Director                      December 26, 2001
-------------------------
Stephen M. Dearholt

/s/ Michael R. Walton        Director                      December 26, 2001
-------------------------
Michael R. Walton

/s/ James R. Kerber          Director                      December 26, 2001
------------------------
James R. Kerber

/s/ Richard E. Wenninger     Director                      December 26, 2001
------------------------
Richard E. Wenninger

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Document                                                         Page No.
-----------------------------------------------------------  ----------------
Audited Consolidated Financial Statements.

  Report of McGladrey & Pullen, LLP, Independent Auditors..               F-1

  Consolidated Balance Sheet as of September 30, 2001.. . .               F-2

  Consolidated Statements of Operations for the years ended
   September 30, 2001 and 2000. . . . . . . . . . . . . . .               F-3

  Consolidated Statements of Stockholders' Equity (Deficit)
   for the years ended September 30, 2001 and 2000. . . . .       F-4 and F-5

  Consolidated Statements of Cash Flows for the years ended
   September 30, 2001 and 2000. . . . . . . . . . . . . . .       F-6 and F-7

  Notes to Consolidated Financial Statements. . . . . . . .  F-8 through F-24

                          INDEPENDENT AUDITOR'S  REPORT


To  the  Board  of  Directors  and  Stockholders
The  Female  Health  Company  and  Subsidiaries
Chicago,  Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and subsidiaries, as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


Schaumburg,  Illinois
November  21,  2001  except  for
  the  waiver  of  a  loan  covenant
  violation  discussed  in  Note  4
  as  to  which  the  date  is
  December  28,  2001


THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  2001

-------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    469,406
  Accounts receivable, net of allowance for doubtful accounts
    of $20,000 and allowance for product returns of $7,500 . . . . . .     1,430,643
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       603,665
  Prepaid expenses and other current assets. . . . . . . . . . . . . .       119,895
                                                                        -------------
        TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .     2,623,609
                                                                        -------------

Other Assets
  Certificate of deposit . . . . . . . . . . . . . . . . . . . . . . .       115,000
  Intellectual property, net of accumulated amortization of $605,150 .       462,763
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       143,890
                                                                        -------------
                                                                             721,653
                                                                        -------------

Equipment and Furniture and Fixtures
  Equipment, furniture and fixtures. . . . . . . . . . . . . . . . . .     3,635,625
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .     2,650,109
                                                                        -------------
                                                                             985,516
                                                                        -------------
                                                                        $  4,330,778
                                                                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable, related party, net of unamortized discount of $54,600.  $    945,400
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       459,248
  Accrued expenses and other current liabilities . . . . . . . . . . .       382,162
  Preferred dividends payable. . . . . . . . . . . . . . . . . . . . .       133,814
                                                                        -------------
        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .     1,920,624
                                                                        -------------

Long-Term Liabilities
  Note payable, bank, net of unamortized discount of $842,869. . . . .       657,131
  Convertible debentures . . . . . . . . . . . . . . . . . . . . . . .       450,000
  Deferred gain on sale of facility. . . . . . . . . . . . . . . . . .     1,250,700
                                                                        -------------
                                                                           2,357,831
                                                                        -------------

Stockholders' Equity
  Convertible preferred stock, Series 1, par value $.01 per share.
    Authorized 5,000,000 shares; issued and outstanding 660,000 shares         6,600
  Common stock, par value $.01 per share. Authorized 27,000,000
    shares; issued and outstanding 15,692,929 shares.. . . . . . . . .       156,929
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    50,264,602
  Unearned consulting fees . . . . . . . . . . . . . . . . . . . . . .       (60,817)
  Accumulated other comprehensive income . . . . . . . . . . . . . . .        23,801
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (50,306,716)
                                                                        -------------
                                                                              84,399
Treasury Stock, at cost, 20,000 shares of common stock . . . . . . . .       (32,076)
                                                                        -------------
                                                                              52,323
                                                                        -------------
                                                                        $  4,330,778
                                                                        =============

See Notes to Consolidated Financial Statements.


THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  SEPTEMBER  30,  2001  AND  2000


                                                             2001          2000
-----------------------------------------------------------------------------------
Net revenues. . . . . . . . . . . . . . . . . . . . . .  $ 6,716,174   $ 5,766,868

Cost of products sold . . . . . . . . . . . . . . . . .    5,337,830     5,184,735
                                                         ------------  ------------

        GROSS PROFIT. . . . . . . . . . . . . . . . . .    1,378,344       582,133
                                                         ------------  ------------

Operating expenses:
  Advertising and promotion . . . . . . . . . . . . . .      129,155       247,222
  Selling, general and administrative . . . . . . . . .    1,852,044     2,727,542
                                                         ------------  ------------
        Total operating expenses. . . . . . . . . . . .    1,981,199     2,974,764
                                                         ------------  ------------

        OPERATING (LOSS). . . . . . . . . . . . . . . .     (602,855)   (2,392,631)
                                                         ------------  ------------

Nonoperating income (expense):
  Amortization of debt issuance costs . . . . . . . . .            -      (245,676)
  Interest expense. . . . . . . . . . . . . . . . . . .     (702,039)   (1,231,832)
  Interest income . . . . . . . . . . . . . . . . . . .       12,669        34,772
  Nonoperating income . . . . . . . . . . . . . . . . .      120,969       145,204
                                                         ------------  ------------
                                                            (568,401)   (1,297,532)
                                                         ------------  ------------

        NET (LOSS). . . . . . . . . . . . . . . . . . .   (1,171,256)   (3,690,163)

Preferred dividends, Series 1 . . . . . . . . . . . . .      133,000       132,195
                                                         ------------  ------------

        Net (loss) attributable to common stockholders.  $(1,304,256)  $(3,822,358)
                                                         ============  ============

        Net (loss) per common share outstanding . . . .  $     (0.09)  $     (0.30)

Weighted average common shares outstanding. . . . . . .   14,630,970    12,764,498


See Notes to Consolidated Financial Statements.


THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                               Accumulated
                                                                      Additional    Unearned      Other
                                             Preferred     Common       Paid-in    Consulting  Comprehensive   Accumulated
                                               Stock        Stock       Capital       Fees        Income         Deficit
                                            ------------  ---------  ------------  ----------  -------------  -------------
Balance at September 30, 1999. . . . . . .  $     6,600   $119,296   $46,820,779   $(201,374)  $    189,847   $(45,180,102)
  Issuance of 197,093 shares of
    Common Stock under
    the equity line of credit. . . . . . .            -      1,971        95,029           -              -              -
  Issuance of 200,000 shares of
    Common Stock for consulting
    services . . . . . . . . . . . . . . .            -      2,000       112,055    (114,055)             -              -
  Issuance of warrants with convertible
    debentures . . . . . . . . . . . . . .            -          -       157,700           -              -              -
  Forfeiture of 6,000 shares of Common
    Stock under stock bonus plan . . . . .            -        (60)      (17,190)          -              -              -
  Issuance of warrants with short-term
    notes payable. . . . . . . . . . . . .            -          -       193,289           -              -              -
  Issuance of 20,005 shares of Common
    Stock as payment of interest
    on debentures. . . . . . . . . . . . .            -        200        16,356           -              -              -
  Issuance of 41,352 shares of Common
    Stock as payment of preferred
    stock dividends. . . . . . . . . . . .            -        413        33,185           -              -              -
  Preferred Stock dividends. . . . . . . .            -          -             -           -              -       (132,195)
  Issuance of 1,421,669 shares of
    Common Stock . . . . . . . . . . . . .            -     14,217       820,783           -              -              -
Amortization of unearned consulting fees .            -          -             -     224,614              -              -
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . .            -          -             -           -              -     (3,690,163)
  Foreign currency translation adjustment.            -          -             -           -       (134,186)             -

Comprehensive income (loss). . . . . . . .
                                            ------------  ---------  ------------  ----------  -------------  -------------
Balance at September 30, 2000. . . . . . .  $     6,600   $138,037   $48,231,986   $ (90,815)  $     55,661   $(49,002,460)
                                            ============  =========  ============  ==========  =============  =============

                                             Cost of
                                            Treasury
                                              Stock       Total
                                            ---------  ------------
Balance at September 30, 1999. . . . . . .  $(32,076)  $ 1,722,970
  Issuance of 197,093 shares of
    Common Stock under
    the equity line of credit. . . . . . .         -        97,000
  Issuance of 200,000 shares of
    Common Stock for consulting
    services . . . . . . . . . . . . . . .         -             -
  Issuance of warrants with convertible
    debentures . . . . . . . . . . . . . .         -       157,700
  Forfeiture of 6,000 shares of Common
    Stock under stock bonus plan . . . . .         -       (17,250)
  Issuance of warrants with short-term
    notes payable. . . . . . . . . . . . .         -       193,289
  Issuance of 20,005 shares of Common
    Stock as payment of interest
    on debentures. . . . . . . . . . . . .         -        16,556
  Issuance of 41,352 shares of Common
    Stock as payment of preferred
    stock dividends. . . . . . . . . . . .         -        33,598
  Preferred Stock dividends. . . . . . . .         -      (132,195)
  Issuance of 1,421,669 shares of
    Common Stock . . . . . . . . . . . . .         -       835,000
Amortization of unearned consulting fees .         -       224,614
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . .         -    (3,690,163)
  Foreign currency translation adjustment.         -      (134,186)
                                                       ------------
Comprehensive income (loss). . . . . . . .              (3,824,349)
                                            ---------  ------------
Balance at September 30, 2000. . . . . . .  $(32,076)  $  (693,067)
                                            =========  ============


THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                                   Accumulated
                                                                          Additional    Unearned      Other
                                                    Preferred    Common     Paid-in    Consulting  Comprehensive   Accumulated
                                                      Stock       Stock     Capital       Fees        Income         Deficit
                                                  ------------  --------  -----------  ----------  -------------  -------------
Balance at September 30, 2000
  (balance forwarded). . . . . . . . . . . . . .  $     6,600   $138,037  $48,231,986  $ (90,815)  $     55,661   $(49,002,460)
  Issuance of 200,000 shares of Common
    Stock for consulting services. . . . . . . .            -      2,000       91,760    (93,760)             -              -
  Issuance of warrants with note payable,
    bank . . . . . . . . . . . . . . . . . . . .            -          -      938,378          -              -              -
  Issuance of warrants with short-term
    notes payable. . . . . . . . . . . . . . . .            -          -      144,813          -              -              -
  Renewal of expired warrants. . . . . . . . . .            -          -       22,661          -              -              -
  Issuance of 54,322 shares of Common
    Stock as payment of interest
    on debentures. . . . . . . . . . . . . . . .            -        543       27,353          -              -              -
  Issuance of 34,908 shares of Common
    Stock as payment of preferred
    stock dividends. . . . . . . . . . . . . . .            -        349       23,651          -              -              -
  Preferred Stock dividends. . . . . . . . . . .            -          -            -          -              -       (133,000)
  Issuance of 1,600,000 shares of
    Common Stock . . . . . . . . . . . . . . . .            -     16,000      784,000          -              -              -
Amortization of unearned consulting fees . . . .            -          -            -    123,758              -              -
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . . . . .            -          -            -          -              -     (1,171,256)
  Foreign currency translation adjustment. . . .            -          -            -          -        (31,860)             -

Comprehensive income (loss). . . . . . . . . . .
                                                  ------------  --------  -----------  ----------  -------------  -------------
Balance at September 30, 2001. . . . . . . . . .  $     6,600   $156,929  $50,264,602  $ (60,817)  $     23,801   $(50,306,716)
                                                  ============  ========  ===========  ==========  =============  =============


See Notes to Consolidated Financial Statements.

                                                   Cost of
                                                  Treasury
                                                    Stock       Total
                                                  ---------  ------------
Balance at September 30, 2000
  (balance forwarded). . . . . . . . . . . . . .  $(32,076)  $  (693,067)
  Issuance of 200,000 shares of Common
    Stock for consulting services. . . . . . . .         -             -
  Issuance of warrants with note payable,
    bank . . . . . . . . . . . . . . . . . . . .         -       938,378
  Issuance of warrants with short-term
    notes payable. . . . . . . . . . . . . . . .         -       144,813
  Renewal of expired warrants. . . . . . . . . .         -        22,661
  Issuance of 54,322 shares of Common
    Stock as payment of interest
    on debentures. . . . . . . . . . . . . . . .         -        27,896
  Issuance of 34,908 shares of Common
    Stock as payment of preferred
    stock dividends. . . . . . . . . . . . . . .         -        24,000
  Preferred Stock dividends. . . . . . . . . . .         -      (133,000)
  Issuance of 1,600,000 shares of
    Common Stock . . . . . . . . . . . . . . . .         -       800,000
Amortization of unearned consulting fees . . . .         -       123,758
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . . . . .         -    (1,171,256)
  Foreign currency translation adjustment. . . .         -       (31,860)
                                                             ------------
Comprehensive income (loss). . . . . . . . . . .              (1,203,116)
                                                  ---------  ------------
Balance at September 30, 2001. . . . . . . . . .  $(32,076)  $    52,323
                                                  =========  ============


See Notes to Consolidated Financial Statements.



THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                   2001          2000
                                                               ------------  ------------
OPERATING ACTIVITIES
  Net (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $(1,171,256)  $(3,690,163)
    Adjustments to reconcile net (loss) to net cash (used in)
      operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . .      425,795       425,899
    Amortization of intellectual property rights. . . . . . .      106,779       110,025
    (Recovery of) provision for inventory obsolescence. . . .      (28,623)       40,286
    (Recovery of) doubtful accounts, returns and discounts. .     (135,593)     (224,846)
    Amortization of unearned consulting fees. . . . . . . . .      123,758       224,614
    Amortization of discounts on notes payable
      and convertible debentures. . . . . . . . . . . . . . .      375,541       957,192
    Amortization of deferred income realized on UK grant. . .      (25,956)      (53,490)
    Amortization of deferred gain on sale and leaseback
      of building . . . . . . . . . . . . . . . . . . . . . .      (82,000)      (84,495)
    Amortization of debt issuance costs . . . . . . . . . . .            -       245,676
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . .     (466,630)      869,242
      Inventories . . . . . . . . . . . . . . . . . . . . . .      (97,696)      438,442
      Prepaid expenses and other current assets . . . . . . .      (41,565)       30,676
      Accounts payable. . . . . . . . . . . . . . . . . . . .      135,609      (222,543)
      Accrued expenses and other current liabilities. . . . .      256,818       (98,352)
                                                               ------------  ------------
        NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . .     (625,019)   (1,031,837)
                                                               ------------  ------------

INVESTING ACTIVITIES
  Purchase of certificate of deposit. . . . . . . . . . . . .     (115,000)            -
  Capital expenditures. . . . . . . . . . . . . . . . . . . .      (57,791)      (11,284)
                                                               ------------  ------------
        NET CASH (USED IN) INVESTING ACTIVITIES . . . . . . .     (172,791)      (11,284)
                                                               ------------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock. . . . . . . . . . .      800,000       835,000
  Proceeds from issuance of common stock under the
    equity line of credit . . . . . . . . . . . . . . . . . .            -        97,000
  Proceeds from note payable, bank. . . . . . . . . . . . . .    1,500,000             -
  Proceeds from convertible debentures issued . . . . . . . .      450,000             -
  Dividend paid on preferred stock. . . . . . . . . . . . . .     (107,186)      (40,150)
  Payments on related party notes . . . . . . . . . . . . . .     (300,000)            -
  Payments on convertible debentures. . . . . . . . . . . . .   (1,500,000)            -
                                                               ------------  ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . .      842,814       891,850
                                                               ------------  ------------


                                   (continued)


THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                 2001         2000
                                                              -----------  -----------
Effect of exchange rate changes on cash. . . . . . . . . . .  $  (32,720)  $   37,684
                                                              -----------  -----------

        Net increase (decrease) in cash. . . . . . . . . . .      12,284     (113,587)

Cash at beginning of year. . . . . . . . . . . . . . . . . .     457,122      570,709
                                                              -----------  -----------

Cash at end of year. . . . . . . . . . . . . . . . . . . . .  $  469,406   $  457,122
                                                              ===========  ===========

Supplemental Cash Flow Disclosures:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . .  $  650,400   $  191,634

Supplemental Schedule of Noncash Financing Activities
  Issuance of warrants on convertible debentures and
    notes payable. . . . . . . . . . . . . . . . . . . . . .  $1,105,852   $  350,989
Common stock issued for payment of preferred stock dividends
  and convertible debenture interest . . . . . . . . . . . .      51,896       50,154
Preferred dividends declared, Series 1 . . . . . . . . . . .     133,000      132,195
Renewal of notes payable with related parties. . . . . . . .   1,300,000    1,300,000

See Notes to Consolidated Financial Statements.

THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------

NOTE  1.     NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  consolidation  and  nature  of  operations:  The  consolidated
----------------------------------------------------------
financial statements include the accounts of the Company and its wholly owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the Reality female condom, "Reality," in the U.S. and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 80 countries. The product is marketed in 17 countries by various country-specific commercial partners. The Company's credit terms are primarily on a net 30-day basis.

Use  of  estimates:  The preparation of financial statements requires management
------------------
to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Significant  accounting  estimates  include  the  following:

Trade receivables include a provision for sales returns and trade allowances, which is based on management's estimate of future product returns from customers in connection with unsold product which has expired or is expected to expire before it is sold. The estimated costs for product returns, price discounts and trade allowances are accrued when the initial sale is recorded.

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

Cash:  Substantially all of the Company's cash was on deposit with one financial
----
institution.

Cash  equivalents:  For  purposes  of  determining cash flows, all highly liquid
-----------------
debt instruments with a term of three months or less are considered cash equivalents.

Inventories:  Inventories  are  valued at the lower of cost or market.  The cost
-----------
is determined using the first-in, first-out (FIFO) method. Inventories are also written down for management's estimates of product which will not sell prior to its expiration date. Write downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence.

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation:  In accordance with Financial Accounting Standards
----------------------------
No. 52, Foreign Currency Translation, the financial statements of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Translation adjustments are recorded as a separate component of stockholders' equity as the local currency is the functional currency.

Equipment  and  furniture  and  fixtures:  Depreciation  and  amortization  are
----------------------------------------
computed using primarily the straight-line method. Depreciation and amortization are computed over the estimated useful lives of the respective assets which range as follows:

     Equipment                              5  -  10  years
     Furniture  and  fixtures               3  years

Intellectual property rights:  The Company holds patents on the female condom in
----------------------------
the United States, the European Union, Japan, Canada, Australia and The People's Republic of China and holds patents on the manufacturing technology in various countries. The Company also licenses the trademark "Reality" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. Intellectual property rights are amortized on a straight-line basis over their estimated useful life of twelve years.

Financial  instruments:  The  Company has no financial instruments for which the
----------------------
carrying  value  materially  differs  from  fair  value.

Revenue recognition:  Revenues from product sales are recognized as the products
-------------------
are  shipped  to  the  customers.

Research  and development costs:  Research and development costs are expensed as
-------------------------------
incurred. The amount of costs expensed for the year ended September 30, 2000 was $67,099. There were no research and development costs incurred for the year ended September 30, 2001.

Stock-based  compensation:  The  value  of stock options awarded to employees is
-------------------------
measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. The Company has provided pro forma disclosures in Note 7 of net income as if the fair-value-based method prescribed by Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS 123), was used in measuring compensation expense.

Advertising:  The  Company's policy is to expense production costs in the period
-----------
in  which  the  advertisement  is  initially  presented  to  consumers.

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income  taxes:  The  Company  files  separate income tax returns for its foreign
-------------
subsidiaries. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carryforwards for income tax purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

Earnings per share (EPS):  Basic EPS is computed by dividing income available to
------------------------
common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares or convertible debt and the exercise of stock options and warrants for all periods. Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

Other  comprehensive  income:  Accounting  principles  generally  require  that
----------------------------
recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

New accounting pronouncements:  SFAS 140, Accounting for Transfers and Servicing
-----------------------------
of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It was effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 and the implementation of this standard did not have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company has not yet quantified the impact of adopting these statements on its financial position or results of operations.

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

NOTE  2.     INVENTORIES

The  components  of  inventory  consist  of the following at September 30, 2001:

Raw materials . . . . . . . . .  $257,303
Work in process . . . . . . . .   248,660
Finished goods. . . . . . . . .   140,897
Less allowance for obsolescence   (43,195)
                                 ---------
                                 $603,665
                                 =========

NOTE  3.     LEASES

The Company had a seven-year operating lease with a third party for office space which expired September 30, 2001. Subsequent to year-end, the Company entered into a new lease agreement for office space with an unrelated third party which expires September 2006. The new lease requires monthly payments of $5,623 plus real estate taxes, utilities, and maintenance expenses. The Company was required to make a security deposit of $115,000 to be reduced in subsequent years. The security deposit is collateralized by an irrevocable letter of credit from a bank. The Bank required the Company to hold a $115,000 certificate of deposit as collateral for the letter of credit.

The Company guaranteed an affiliate's lease with an unrelated third party which expired January 31, 2001. On November 1, 1998, the office space was sublet for the remaining term of the lease. Rental expense under the affiliate lease was $3,495 and $15,797 in 2001 and 2000, respectively, which is net of sublease rentals of $9,891 and $39,204 in 2001 and 2000, respectively.

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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $304,000 (195,000 pounds) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make a security deposit of $304,000 (195,000 pounds) to be reduced in subsequent years. The facility had a net book value of $1,398,819 (810,845 pounds) on the date of the transaction. The $1,966,181 (1,139,155 pounds) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 2001, was $1,250,700 (868,633 pounds).

The Company also leases various equipment under various lease agreements which expire at various dates through October 2004. The aggregate monthly rental was $2,231 at September 30, 2001.

Details of operating lease expense in total and separately for transactions with related parties are as follows:

                                             September 30,
                                             2001      2000
                                           --------  --------
Operating lease expense:
Factory and office leases . . . . . . . .  $551,039  $614,333
Affiliate lease (net of sublease rentals)     3,495    15,797
Other . . . . . . . . . . . . . . . . . .    20,000    19,063
                                           --------  --------
                                           $574,534  $649,193
                                           ========  ========

NOTE  3.            LEASES  (CONTINUED)

Future minimum payments under operating leases, including the affiliate lease guarantee, consisted of the following at September 30, 2001:

                        Operating
                        ----------
2002 . . . . . . . . .  $  365,536
2003 . . . . . . . . .     367,223
2004 . . . . . . . . .     365,157
2005 . . . . . . . . .     352,482
2006 . . . . . . . . .     354,292
Thereafter . . . . . .   2,855,924
                        ----------
Total minimum payments  $4,660,614
                        ==========

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

During 2000, the Company renewed a $1,000,000 note with Mr. Dearholt, a current director of the Company. The outstanding note payable bears interest at 12 percent. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 250,000 shares of the Company's common stock at $0.71 per share which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $148,999. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2010. The discount in combination with the note's 12 percent coupon resulted in an effective interest rate of 27 percent on the note.

Additionally, during 2000 the Company renewed a $250,000 note with Mr. Dearholt and a $50,000 note with O.B. Parrish, also a current director of the Company. Each note payable bears interest at 12 percent. As part of the transactions, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 62,500 and 12,500 shares of the Company's common stock at $0.77 and $0.72 per share, respectively, which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the notes of $36,853 and $7,437, respectively. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2010 for each note. The discount in combination with the notes' 12 percent coupon resulted in an effective interest rate of 27 percent for each note.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

During 2001, the Company renewed the $1,000,000 note with Mr. Dearholt. The outstanding note payable bears interest at 12 percent and is payable in full in 2002. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 280,000 shares of the Company's common stock at $0.40 per share which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $113,881. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2011. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 280,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 2001, net of unamortized discount of $54,600. The discount in combination with the note's 12 percent coupon resulted in an effective interest rate of 25 percent on the note.

Additionally,  during  2001  the  Company  renewed  the  $250,000  note with Mr.
Dearholt and the $50,000 note with O.B. Parrish. Each note payable bears interest at 12 percent and is payable in full in 2002. As part of the transactions, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 70,000 and 14,000 shares of the Company's common stock at $0.40 per share, which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the notes of $25,238 and $5,694, respectively. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2011 for each note. The discount in combination with the notes' 12 percent coupon resulted in an effective interest rate of 23 percent for each note. Both notes were paid off in June 2001.

On May 19 and June 3, 1999, the Company issued an aggregate of $1,500,000 of convertible debentures and warrants to purchase 1,875,000 shares of the Company's common stock to five accredited investors. These warrants expire in 2004. Interest on the convertible debentures is due at a rate of 8 percent per annum, payable quarterly in either cash or, at the investor's option, common stock of the Company at its then current market value. From December 2, 1999 to February 11, 2000, interest on the convertible debentures was at the rate of 10 percent annually, and then returned to 8 percent annually. Repayment of the convertible debentures is collateralized by a first security interest in all of the Company's assets. In addition, if the Company defaults in payment of the principal or interest due on the convertible debentures in accordance with their terms, the Company must immediately issue 1,500,000 shares of its common stock to the investor at no cost. The issuance of these shares will not affect any of the outstanding warrants then held by the investor, which warrants will continue in effect in accordance with their terms.

Additionally, warrants to purchase 337,500 shares of the Company's common stock were issued to the Company's placement agent in this offering. The warrants have a term of five years and are exercisable at an exercise price equal to the lesser of 70 percent of the market price of the common stock at the time of the exercise or $1.00. The warrants were valued at $224,800 which was recorded as additional paid-in capital.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

The convertible debentures' beneficial conversion feature is valued at $336,400 and the warrants to purchase 1,875,000 shares of the Company's common stock are valued at $715,100. In accordance with SEC reporting requirements for such transactions, the Company recorded the value of the beneficial conversion feature and warrants (a total of $1,051,500) as additional paid-in capital. The corresponding amount of $1,051,500 was recorded as a discount on convertible debentures and is amortized over 1 year using the interest rate method. The discount in combination with the debentures' 8 percent coupon resulted in an effective interest rate of 159 percent for the debentures.

The original principal balance plus any accrued but unpaid interest of the convertible debentures may be converted into shares of the Company's common stock at the investor's election, at any time after one year, based on a per share price equal to the lesser of 70 percent of the market price of the Company's common stock at the time of conversion or $1.00. The convertible debentures were originally payable one year after issuance. However, the Company elected, under the terms of the convertible debentures, to extend the due date to two years after issuance. As a result of the Company making this election, the Company issued to the investors at the time of the extension 375,000 additional warrants to purchase shares of the Company's common stock on the same terms as the previously issued warrants. These warrants expire in 2005. The warrants were valued at $157,700 and recorded as additional paid-in capital.

Concurrent with obtaining the below credit facility, the Company paid off $1,500,000 of convertible debentures which were due between May 19 and June 3, 2001.

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The Company may borrow under this credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125 percent of the amount outstanding under the credit facility. The unpaid balances on the credit facility are due May 18, 2004, and bear interest payable at an annual rate of 10 percent. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants. Subsequent to year-end, the Company paid dividends on the Company's Class A Preferred Stock - Series 1, which was a covenant violation of the credit facility. This was waived by the bank on December 28, 2001. For entering into the credit facility, Heartland Bank was issued warrants to purchase the number of shares of the Company's common stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70 percent of the "market price" of the common stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00. In accounting for Heartland Bank's warrants, the Company has designated 1,000,000 warrants valued at $270,800 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. The Company has currently borrowed $1,500,000 under the credit facility and has obtained personal guarantees of a total of 125% of the amount outstanding on the loan from five persons, three of which are current directors of the Company and one of which is a trust for the benefit of a current officer and director of the Company. For giving their personal guarantees, the Company issued to the five guarantors warrants to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of each guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70 percent of the "market price" of the common stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00. The Company also issued additional warrants to purchase 100,000 shares of Common Stock to two guarantors with a warrant purchase price of $0.50 per share. In accounting for the guarantors' warrants, the Company has designated 3,200,000 warrants valued at $667,578 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. The credit facility is recorded at September 30, 2001, net of unamortized discount of $842,869. The value of the warrants in combination with the credit facility's 10 percent coupon resulted in an effective interest rate of 50 percent on the note.

NOTE  4.       NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

On March 30, 2001, the Company issued a $250,000 convertible debenture to one accredited investor. The debenture is due March 30, 2004, bears interest payable at a rate of 12 percent and is convertible into the Company's common stock based on a price of $0.50 per share. The Company's common stock was trading at less than $0.50 per share at the commitment date of this transaction.

On June 1, 2001, the Company issued an aggregate $200,000 of convertible debentures to two accredited investors. The debentures are due May 30, 2004, bear interest payable at a rate of 10 percent per annum, and are convertible into the Company's common stock based on a price per share equal to $0.50 which was the market price at the commitment date of this transaction.

Interest expense to related parties was $528,769 and $1,231,832 for the years ended September 30, 2001 and 2000, respectively.

NOTE  5.     INCOME  TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2001 and 2000, is as follows:

                                                                September 30,
                                                              2001         2000
                                                           ----------  ------------
Income tax credit at statutory rates. . . . . . . . . . .  $(398,000)  $(1,254,700)
Nondeductible expenses. . . . . . . . . . . . . . . . . .     58,700        59,100
State income tax, net of federal benefits . . . . . . . .    (55,700)     (175,900)
Benefit of net operating loss not recognized, increase in
  valuation allowance . . . . . . . . . . . . . . . . . .    395,000     1,371,500
                                                           ----------  ------------
                                                           $       -   $         -
                                                           ==========  ============

NOTE  5.       INCOME  TAXES  (CONTINUED)

As of September 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $38,220,000 for income tax purposes expiring in years 2005 to 2021. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $105,000 at September 30, 2001, expiring in years 2006 to 2010. The Company's UK subsidiary, The Female Health Company - UK, plc subsidiary has UK net operating loss carryforwards of approximately $63,397,000 as of September 30, 2001. These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2001:

Deferred tax assets:
  Federal net operating loss carryforwards.  $ 12,995,000
  State net operating loss carryforwards. .     2,444,000
  Foreign net operating loss carryforwards.    19,019,000
  Foreign capital allowances. . . . . . . .       474,000
  Tax credit carryforwards. . . . . . . . .       105,000
  Accounts receivable allowances. . . . . .        11,000
  Other . . . . . . . . . . . . . . . . . .        41,000
                                             -------------
Total gross deferred tax assets . . . . . .    35,089,000
Valuation allowance for deferred tax assets   (35,089,000)
                                             -------------
Net deferred tax assets . . . . . . . . . .  $          -
                                             =============

The valuation allowance decreased by $(105,000) and $(4,213,500) for the years ended September 30, 2001 and 2000, respectively.

NOTE  6.     ROYALTY  AGREEMENTS

The Company has royalty agreements for sales of its products which provide for royalty payments based on sales quantities and achievement of specific sales levels. Royalty expense was $27,102 and $31,761 for the years ended September 30, 2001 and 2000, respectively.

NOTE  7.     COMMON  STOCK

Stock  Option  Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 131,628 shares available for future grants as of September 30, 2001. The Company has also granted options to one of its legal counsel and an affiliate. Certain options are vested and exercisable upon issuance, others over periods up to four years and still others based on the achievement of certain performance criteria by the Company and market prices of its common stock.

In September 2001, certain option holders waived their rights to exercise their options until the Company amends its articles of incorporation to increase the number of shares of common stock authorized for issuance. If the shareholders approve this amendment, the exercise price of these options will be reduced to $0.56 per share. The Company's common stock was trading at less than $0.56 per share when these waivers were obtained.

The total number of options that were waived at September 30, 2001, was 2,659,800. The exercise price of $0.56 per share is reflected in the related option plan disclosures.

Summarized information regarding all of the Company's stock options is as follows:

                                               Weighted
                                                Average
                                   Number of   Exercise
                                     Shares      Price
                                   ----------  ---------
Outstanding at September 30, 1999  2,953,300   $    1.27
  Granted . . . . . . . . . . . .     50,000        0.50
  Exercised . . . . . . . . . . .          -           -
  Expired or canceled . . . . . .    (85,900)       0.93
                                   ----------

Outstanding at September 30, 2000  2,917,400        1.27
  Granted . . . . . . . . . . . .          -           -
  Exercised . . . . . . . . . . .          -           -
  Expired or canceled . . . . . .    (37,600)       2.00
                                   ----------

Outstanding at September 30, 2001  2,879,800   $    0.64
                                   ==========

Options shares exercisable at September 30, 2001 and 2000, are 40,000 and 438,300, respectively.

Options  Outstanding  and  Exercisable

Range of. . .  Number       Wghted. Avg.  Wghted. Avg.   Number       Wghted. Avg.
Exercise. . .  Outstanding  Remaining     Exercise       Exercisable  Exercise
Prices. . . .  At 9/30/01   Life          Price          at 9/30/01   Price
-----------------------------------------------------------------------------------
      $  0.50       50,000             7  $        0.50            -  $           -
         0.56    2,659,800           5.2           0.56            -              -
         0.85       50,000           6.9           0.85            -              -
         2.00      120,000           3.2           2.00       40,000           2.00
-----------------------------------------------------------------------------------
$.50 to $2.00    2,879,800           5.6  $        0.63       40,000  $        2.00
=============  ===========  ============  =============  ===========  =============

Stock options have been granted to employees with exercise prices at, or in excess of, fair market value at the date of grant. The Company has accounted for the stock options in accordance with variable plan accounting guidance provided in APB No. 25 and related interpretations. To date, no compensation expense has been recognized related to the stock options granted because their exercise prices are in excess of fair market value.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for all awards consistent with the method set forth under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                               Year Ending September 30,
                                                  Loss                       Loss
                                     2001       Per Share       2000       Per Share
                                 ----------------------------------------------------
Net loss attributable to common
  stockholders. . . . . . . . .  $(1,304,256)  $    (0.09)  $(3,822,355)  $    (0.30)
Compensation expense related to
  stock options granted . . . .     (355,753)       (0.02)     (413,656)       (0.03)
                                 ----------------------------------------------------
                                 $(1,660,009)  $    (0.11)  $(4,236,011)  $    (0.33)
                                 ====================================================

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 63.4 percent and risk-free interest rates of 5.38 percent, respectively, and expected lives of one to three years and no dividend yield for the year ended September 30, 2000. The weighted average fair value of options granted for the year ended September 30, 2000, was $0.35. There were no options granted for the year ended September 30, 2001.

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

No warrants were exercised during 2001. At September 30, 2001, the following warrants were outstanding and exercisable:

                                           Number
                                        Outstanding
                                        -----------
Warrants issued in connection with:
  Financial advisory services contract      175,000
  Convertible debentures . . . . . . .    2,587,500
  Convertible preferred stock. . . . .      176,000
  Equity line of credit. . . . . . . .      200,000
  Note payable, bank . . . . . . . . .    4,200,000
  Notes payable. . . . . . . . . . . .    1,589,000
                                        -----------
  Outstanding at September 30, 2001. .    8,927,500
                                        ===========

Warrants  Outstanding  and  Exercisable

   Range of       Number     Wghted. Avg.   Wghted. Avg
   Exercise     Outstanding    Remaining     Exercise
    Prices      At 9/30/01       Life          Price
--------------  -----------  ------------  ------------
0.40 to $0.50    4,564,000           7.9  $       0.49
0.51 to $1.00    2,912,500           3.5          0.97
1.01 to $4.11    1,451,000           3.2          2.16
--------------  -----------  ------------  ------------
0.40 to $4.11    8,927,500           5.6  $       0.92
==============  ===========  ============  ============

At September 30, 2001, the Company had reserved a total of 9,427,500 shares of its common stock for the exercise of options and warrants outstanding, exclusive of the 2,659,800 options waived by the option holders discussed above. This amount includes shares reserved to satisfy obligations due if the Company defaults on the payment of interest or principal on $1.0 million of notes due in March 2002.

Issuance  of  Stock

The Company has issued common stock to consultants for providing investor relation services. In 2000, the Company issued 200,000 shares of common stock with a market value of $114,055 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In 2001, the Company issued 200,000 shares of common stock with a market value of $93,760 which was recorded as unearned consulting fees and is being recognized over the term of the agreement.

NOTE  8.     PREFERRED  STOCK

The Company has outstanding 660,000 shares of 8 percent cumulative convertible preferred stock (Series 1). Each share of preferred stock is convertible into one share of the Company's common stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock.

NOTE  9.     EQUITY  LINE  OF  CREDIT

On November 19, 1998, the Company executed an agreement with a private investor (the "Equity Line Agreement"). The Equity Line Agreement provided for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $6.0 million of the Company's common stock, subject to a minimum put of $1.0 million over the duration of the Equity Line Agreement. The Equity Line Agreement expired on February 12, 2001. As of the expiration date, the Company had placed four puts for the combined net cash proceeds of $582,000 and issued a total of 680,057 shares of the Company's common stock to the investor. Since the Company was not able to satisfy the minimum put of $1.0 million, the Company was required to pay the investor a fee on the portion not drawn. The Company paid the investor approximately $50,000 during the year ended September 30, 2001, which is included in interest expense on the statement of operations.

NOTE  10.     EMPLOYEE  RETIREMENT  PLAN

The Company has a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $6,500 annual compensation to the plan. The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the year ended September 30, 2001. Company contributions were $15,303 and $17,539 for 2001 and 2000, respectively.

NOTE 11. INDUSTRY SEGMENTS AND FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows.

(Amounts  in  Thousands)
                                                     Net Sales to
                                                  External Customers   Long-Term Assets
                                                     September 30,       September 30,
                                                    2001      2000      2001      2000
                                                  --------  --------  --------  --------
United States. . . . . . . . . . . . . . . . . .  $  2,715  $  2,197  $    136  $     51
Brazil . . . . . . . . . . . . . . . . . . . . .       766     1,446         -         -
South Africa . . . . . . . . . . . . . . . . . .       733         -         -         -
Ghana. . . . . . . . . . . . . . . . . . . . . .       547         *         -         -
Japan. . . . . . . . . . . . . . . . . . . . . .       382       895         -         -
United Kingdom . . . . . . . . . . . . . . . . .         *         *     1,571     2,081
Other. . . . . . . . . . . . . . . . . . . . . .     1,573     1,229         -         -
                                                  --------  --------  --------  --------
                                                  $  6,716  $  5,767  $  1,707  $  2,132
                                                  ========  ========  ========  ========
*  Less than 5 percent of total net sales

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

A former holder of the $1,500,000 convertible debentures (see Note 4 for additional details on the debentures) has alleged that the Company is in default with respect to the perfection of the investors' security interest in the Company's assets. The investor has demanded the issuance of 1,500,000 shares of the Company's common stock to the investors due to this default. The Company disputes this claim and intends to vigorously defend its position.

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

NOTE  14.     CONTINUING  OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $1.3 million for the year ended September 30, 2001, and as of September 30, 2001, had an accumulated deficit of $50.3 million. At September 30, 2001, the Company had working capital of $0.7 million and stockholders' equity of less than $0.1 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

Between September and November 1999 the Company completed a private placement where 983,333 shares of the Company's common stock were sold for $737,500. The stock sales were directly with accredited investors and included one current director of the Company. The Company sold the shares to these investors at a price of $0.75 per share.

During the year ended September 30, 2000, the Company completed private placements where 1,421,669 shares of the Company's common stock were sold for $835,000. The stock sales were directly with accredited investors and included two current directors of the Company. The Company sold the shares to these investors at prices which ranged from $0.50 and $0.75 per share.

During the year ended September 30, 2001, the Company completed private placements where 1,600,000 shares of the Company's common stock were sold for $800,000. The stock sales were directly with accredited investors and included one current director of the Company. The Company sold the shares to these investors at the price of $0.50 per share.

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The Company may borrow under the credit facility from time to time, subject to certain conditions, including obtaining personal guarantees of 125 percent of the amount outstanding under the credit facility. The Company has currently borrowed $1,500,000 under the credit facility. The unpaid balances on the credit facility are due May 18, 2004, and bear interest payable at a rate of 10 percent.

On March 30, 2001, the Company issued a $250,000 convertible debenture to one accredited investor. The debenture is due March 30, 2004, bears interest payable at a rate of 12 percent and is convertible into the Company's common stock based on a price of $0.50 per share.

On June 1, 2001, the Company issued an aggregate $200,000 of convertible debentures to two accredited investors. The debentures are due May 30, 2004, bear interest payable at a rate of 10 percent per annum, and are convertible into the Company's common stock based on a price of $0.50 per share which was the market price at the commitment date of this transaction.

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