Form 10QSB
period 2001-12-31
FEMALE HEALTH CO
filed 2002-02-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15 (d) OF THE EXCHANGE ACT

           For the transition period from __________  to  ____________

                         Commission File Number 1-13602
                                                -------

                            THE FEMALE HEALTH COMPANY
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Wisconsin                                 39-1144397
     -------------------------------     ------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)

              515 N. State Street, Suite 2225, Chicago, IL    60610
              --------------------------------------------  ----------
               (Address of Principal Executive Offices)     (Zip Code)

                                 (312) 595-9123
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
                                YES  X  NO
                                    --     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value - 16,000,316 shares outstanding as of February 12,
                                      2002

           Transitional Small Business Disclosure Format (check one):

                           Yes        No   X
                               ------    -----

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                PAGE

PART I.  FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND
         ANALYSIS:

         Cautionary Statement Regarding Forward Looking
         Statements . . . . . . . . . . . . . . . . . . . . . . 3

         Unaudited Condensed Consolidated Balance Sheet -
         December 31, 2001  . . . . . . . . . . . . . . . . . . 4

         Unaudited Condensed Consolidated
         Statements of Operations -
         Three Months Ended December 31, 2001
         and December 31, 2000  . . . . . . . . . . . . . . . . 5

         Unaudited Condensed Consolidated
         Statements of Cash Flows -
         Three Months Ended December 31, 2001
         and December 31, 2000  . . . . . . . . . . . . . . . . 6

         Notes to Unaudited Condensed Consolidated
         Financial Statements . . . . . . . . . . . . . . . . . 7

         Management's Discussion and Analysis . . . . . . . . . 12


PART II  OTHER INFORMATION

         Exhibits and Reports on Form 8-K . . . . . . . . . . . 22

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

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                             DECEMBER 31,
                                                                 2001
                                                             -------------
ASSETS
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $    689,427
   Accounts receivable, net . . . . . . . . . . . . . . . .     1,223,497
   Inventories. . . . . . . . . . . . . . . . . . . . . . .       535,740
   Prepaid expenses and other current assets. . . . . . . .       260,896
                                                             -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .     2,709,560
                                                             -------------

Certificate of Deposit. . . . . . . . . . . . . . . . . . .       116,379
Intellectual property rights, net . . . . . . . . . . . . .       442,416
Other assets. . . . . . . . . . . . . . . . . . . . . . . .       141,300
                                                             -------------
                                                                  700,095
                                                             -------------

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . .     3,668,259
Less accumulated depreciation and amortization. . . . . . .    (2,759,964)
                                                             -------------
 Net property, plant, and equipment . . . . . . . . . . . .       908,295
                                                             -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $  4,317,950
                                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable, related party, net of unamortized discount  $    973,941
   Accounts payable . . . . . . . . . . . . . . . . . . . .       418,408
   Accrued expenses and other current liabilities . . . . .       276,946
   Preferred dividends payable. . . . . . . . . . . . . . .        35,271
                                                             -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .     1,704,566

   Note payable, bank, net of unamortized discount. . . . .       814,020
   Convertible debentures . . . . . . . . . . . . . . . . .       450,000
   Deferred gain on sale of facility. . . . . . . . . . . .     1,238,217
                                                             -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .     4,206,803
                                                             -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock. . . . . . . . . . . . . . .         6,600
   Common stock . . . . . . . . . . . . . . . . . . . . . .       160,004
   Additional paid-in-capital . . . . . . . . . . . . . . .    50,763,254
   Unearned consulting compensation . . . . . . . . . . . .      (108,209)
   Accumulated deficit. . . . . . . . . . . . . . . . . . .   (50,696,277)
   Accumulated other comprehensive income . . . . . . . . .        17,851
   Treasury stock, at cost. . . . . . . . . . . . . . . . .       (32,076)
                                                             -------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . .       111,147
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . .  $  4,317,950
                                                             =============



See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                       December 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 1,670,171   $ 1,213,625
Cost of products sold . . . . . . . . . . . . .    1,371,406     1,129,874
                                                 ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . .      298,765        83,751
                                                 ------------  ------------

Advertising & promotion . . . . . . . . . . . .       10,941        86,081
Selling, general and administrative . . . . . .      488,322       500,250
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .      499,263       586,331
                                                 ------------  ------------
Operating (loss). . . . . . . . . . . . . . . .     (200,498)     (502,580)

Interest, net and other expense . . . . . . . .      155,792       116,769
                                                 ------------  ------------
(Loss) before income taxes. . . . . . . . . . .     (356,290)     (619,349)
Provision for income taxes. . . . . . . . . . .            -             -
                                                 ------------  ------------
Net (loss)  . . . . . . . . . . . . . . . . . .     (356,290)     (619,349)

Preferred dividends, Series 1 . . . . . . . . .       33,271        33,271
                                                 ------------  ------------

Net (loss) attributable to common stockholders.     (389,561)     (652,620)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.02)  $     (0.05)

Weighted average common shares outstanding  . . . 15,866,837    14,075,236


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months ended
                                                     December 31,
                                                ----------------------
                                                   2001        2000
                                                ----------  ----------
OPERATIONS:
Net (loss) . . . . . . . . . . . . . . . . . .  $(356,290)  $(619,349)
Adjustment for noncash items:
  Depreciation and amortization. . . . . . . .    121,012     116,932
  Interest added to certificate of deposit . . .    1,378           -
  Amortization of discounts on notes
    payable and convertible debentures . . . .    111,557      87,747
  Changes in operating assets and liabilities.     (4,858)    291,210
                                                ----------  ----------
Net cash (used in) operating activities. . . .   (127,201)   (123,460)
                                                ----------  ----------

INVESTING ACTIVITIES:
Net cash (used in) investing activities,
  capital expenditures . . . . . . . . . . . .    (11,637)          -
                                                ----------  ----------

FINANCING ACTIVITIES:
Proceeds from note payable, bank . . . . . . .    400,000           -
Dividends paid on preferred stock. . . . . . .    (95,816)    (95,986)
Proceeds from issuance of common stock . . . .     60,000     250,000
                                                ----------  ----------
Net cash provided by financing activities. . .    364,184     154,014
                                                ----------  ----------
Effect of exchange rate changes on cash. . . .     (5,325)     (2,060)
                                                ----------  ----------
INCREASE IN CASH . . . . . . . . . . . . . . .    220,021      28,494
Cash at beginning of period. . . . . . . . . .    469,406     457,122
                                                ----------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . .  $ 689,427   $ 485,616
                                                ==========  ==========

Schedule of noncash financing and investing
  activities:
Common stock issued for payment of preferred
  stock dividends and convertible debenture
  interest . . . . . . . . . . . . . . . . . .  $  48,600   $  26,016
Preferred dividends declared, Series 1 . . . .     33,271      33,271



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

Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.

Principles  of  consolidation  and  nature  of  operations:
----------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the female condom, "FC," in the U.S. and "femidom", "femy" and "the female condom" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England.

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

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------

Total Comprehensive Loss was $(362,240) for the three months ended December 31, 2001 and $(626,388) for the three months ended December 31, 2000.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:

                                  DECEMBER 31,
                                      2001
                                  ------------
Raw Material and work in process  $   425,474
Finished Goods . . . . . . . . .      153,745
                                  ------------
Inventory, Gross . . . . . . . .      579,219
Less: Inventory reserves . . . .      (43,479)
                                  ------------
Inventory, net . . . . . . . . .  $   535,740
                                  ============



NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $.4 million for the three months ended December 31, 2001 and as of December 31, 2001 had an accumulated deficit of $50.7 million. At December 31, 2001, the Company had working capital of $1.0 million and stockholders' equity of $.1 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom.

Management believes that developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, and various distribution partners in major countries, provide an indication of the Company's success in broadening awareness and distribution of the Female Condom and may benefit future efforts to raise additional capital and to secure additional agreements to promote and distribute the Female Condom throughout other parts of the world.

        --------------------------------------

On May 18, 2001 the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility are due May 18, 2004 and bear interest payable at a rate of 10% per annum. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants. The Company may borrow under the credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In connection with the credit facility, the Company issued warrants to Heartland Bank to purchase the number of shares of the Company's Common Stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. In accounting for Heartland Bank's warrants, the Company has designated 1,000,000 warrants valued at $270,800 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

The Company initially borrowed $1,500,000 under the credit facility and obtained guarantees of five persons equal in total to the amount outstanding under the loan. Three of the guarantors are directors of the Company and one of the guarantors is a trust for the benefit of the Company's Chairman and Chief Executive Officer. Each guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if we default under the credit facility. The Company issued warrants to the five guarantors to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. The Company also issued additional warrants to purchase 100,000 shares of Common Stock to two guarantors with a warrant purchase price of $0.50 per share. In accounting for the guarantors' warrants, the Company has designated 3,200,000 warrants valued at $667,578 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

On December 18, 2001 and December 20, 2001 the Company borrowed an additional aggregate $400,000 under the credit facility initially entered into on May 18, 2001. The Company obtained guarantees from two individuals to guarantee the additional amount outstanding on the credit facility. Each guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if we default under the credit facility. The Company issued warrants to the two guarantors to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price on the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. The Company also issued an additional warrant to purchase 100,000 shares of Common Stock to one of the guarantors with a warrant purchase price of $0.50 per share. In accounting for the guarantors' warrants, the Company has designated 900,000 warrants valued at $326,127 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

During the three months ended December 31, 2001, the Company completed a private placement where 120,000 shares of the Company's common stock were sold for $60,000. The stock sale was directly with an accredited investor. The Company sold the shares to this investor at a price of $.50 per share.

NOTE  5  -  Financial  Condition  -  (Continued)
          --------------------------------------

Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources. While management believes that net revenues from sales of the Female Condom will eventually exceed operating costs and that ultimately operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will ultimately be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient net revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company is focused on growing its business and, therefore, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers. All of the Company's assets are also subject to a first security interest by the holders of convertible debentures that the Company issued in May and June 1999. Although the Company repaid the principal amount outstanding under the convertible debentures in May 2001, the holders of the convertible debentures have not acted to terminate the security interest in the Company's assets and a former holder of $1,500,000 of the convertible debentures has alleged that the Company was in default as described in Note 7 below. The Company disputes the claims made by this holder. If this security interest is not released, any sale of the Company's assets would have to be made subject to this security interest.

NOTE 6 - Industry Segments And Financial Information About Foreign and  Domestic
         -----------------------------------------------------------------------
Operations
----------

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:


(Amounts  in  Thousands)

                   Net Sales to
                External Customers
                     For the        Long-Term Assets
                Three months ended       as of
                    December 31,      December 31,
                ------------------  ----------------
                  2001      2000      2001    2000
                --------  --------  -------  -------

United States.  $    790  $    815  $   143  $    46
Brazil . . . .        89       158        -        -
France . . . .         *        75        -        -
Japan. . . . .       102         -        -        -
United Kingdom         *         *    1,465    1,912
Zimbabwe . . .       473         -        -        -
Other. . . . .       216       166        -        -
                --------  --------  -------  -------
                $  1,670  $  1,214  $ 1,607  $ 1,958

*  Less  than  5  percent  of  total  net  sales

NOTE  7  -  Contingent  Liabilities
            -----------------------

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently
$5,000,000  for  FHC's  consumer  health  care  product.

A former holder of the $1,500,000 convertible debentures issued on May 19, 1999 and June 3, 1999 has alleged that the Company was in default with respect to the perfection of the investors' security interest in the Company's assets. The investor had demanded the issuance of 1,500,000 shares of the Company's common stock to the investors due to this default. The Company disputes this claim and intends to vigorously defend its position.

NOTE  8.  -  Related  Parties
             ----------------

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

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 80 countries. It is commercially marketed in 17 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, Venezuela, and Brazil. The Company recently signed a non-binding memorandum of understanding with Hindustan Latex Limited for distribution in India.

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

Global  Market  Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that more than 60 million people have been infected with the virus and that, at the end of 2001, 40 million people globally were living with HIV. AIDS is not the only sexually transmitted disease that the global public health community is battling. In the United States, the Center for Disease Control and Protection noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group infected with HIV and are expected to comprise the majority of the new cases in the coming year.

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

Advantages  Versus  the  Male  Condom

The female condom is currently the only available barrier contraceptive method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. The most important advantage is that using the female condom, a woman has a prevention method she controls as many men do not like to wear male condoms and may refuse to do so.

The polyurethane material that is used for the female condom offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is much stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, polyurethane quickly transfers heat, so the female condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to date to polyurethane. The female condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sexual intimacy than the male condom which requires sexual arousal for application.

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

Commercial  Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 17 countries including the United States, Japan, Canada, Brazil, Venezuela, Denmark, Holland and France and recently signed a non-binding memorandum of understanding with Hindustan Latex Limited in India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes the female condom in a single country and the Company manufacturers the female condom and sells the product to the partner for distribution in that country.

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

Competition

The Company's female condom participates in the same market as male condoms but is not seen as directly competing with male condoms. Rather, the Company believes that providing the female condom is additive in terms of prevention and choice. Latex male condoms cost less and have brand names that are more widely recognized than the female condom. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company. It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

The Company had net revenues of $1,670,171 and a net loss attributable to common stockholders of $389,561 for the three months ended December 31, 2001 compared to net revenues of $1,213,625 and a net loss attributable to common stockholders of $652,620 for the three months ended December 31, 2000.

The Company's operating loss for the three months ended December 31, 2001 was $200,498 compared to $502,580 for the same period last year for a decrease of 60%. As discussed more fully below, the decrease in the Company's operating loss was result of an increase in gross profit coupled with a decrease in operating expenses. The decrease in the net loss of 42% resulted from the reduction in the operating loss, offset by an increase in non-operating interest expenses.

Net revenues increased $456,546 in the current quarter, or 38%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total net revenues.

Cost of products sold increased $241,532 to $1,371,406 in the current quarter from $1,129,874 for the same period last year. The cost of products sold increase of 21% on a 38% sales increase resulted in a improvement in costs of products sold as a percentage of sales from 82% in the current quarter compared to 93% during the same period in the prior year. As unit sales increase, fixed manufacturing costs do not increase, enabling the Company to produce at a lower cost of goods sold per unit. Due to this change gross profit increased $215,014, or 257%, to $298,765 from $83,751 during the first quarter of fiscal 2001.

Advertising and promotion expenses decreased $75,140 to $10,941 in the current quarter from $86,081 for the same period in the prior year. The decline resulted from a reduction in promotion expenses between the current quarter and the first quarter of fiscal 2001.

Selling, general and administrative expenses decreased $11,928, or 2%, to $488,322 in the current quarter from $500,250 for the same period last year. The change reflects the impact of a reduction of consulting expenses offset by higher legal fees in the current quarter compared to legal fees incurred in the prior fiscal year's first quarter.

Total operating expenses decreased $87,068, or 15%, to $499,263 in the current quarter from $586,331 in the same period of the prior year. As a percent of sales total operating expenses were 30% in the current quarter compared to 48% during the same period in the prior year.

Net interest and other expenses increased $39,023 to $155,792 for the current period from $116,769 for the same period last year. The increase occurred because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the first quarter of the prior year.

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

Reliance  on  a  Single  Product

The Company expects to derive the vast majority, if not all, of its future net revenues from the female condom, its sole current product. While management believes the global potential for the female condom is significant, the product is in the early stages of commercialization and, as a result, the ultimate level of consumer demand around the world is not yet known. To date, sales of the female condom have not been sufficient to cover the Company's operating costs, on an annual basis.

Distribution  Network

The Company's strategy is to act as a manufacturer and to develop a global distribution network for the product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and recently in India. Several partnership agreements have been completed for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments as well as city and state public health departments within the United States to continue their commitment to prevention of STDs, including AIDS, by including female condoms in their programs. The Company is also dependent on finding appropriate partners for the private sector markets around the world. Once an agreement is completed, the Company is reliant on the effectiveness of its partners to market and distribute the product. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to implement prevention programs which include distribution of barrier methods against the AIDS crisis, or an inability of the Company to secure additional agreements for AIDS crisis, or an inability of the Company to secure additional agreements for new markets either in the public or private sectors could adversely affect the Company's financial condition and results of operations.

As  part  of  this  strategy the Company has entered into two recent agreements.

On November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited ("HLL"), an Indian government organization and India's largest male condom manufacturer. HLL distributes to public sector customers including government and non-government organizations and to consumers through 160,000 retail outlets. Jointly with HLL a marketing strategy will be developed for the country of India. Over time, the Company anticipates that HLL and the Company will explore manufacturing options within India.

On December 18, 2001, the Company announced the appointment of Total Access Group ("TAG") as the exclusive distributor for public sector sales within a 15 state region in the western United States. TAG is a privately held national distributor to the United States public sector and serves over 2,500 customers, which include state and local health departments, community based organizations, HIV/STD prevention organizations, Planned Parenthood clinics and family planning organizations. TAG is a full service distributor and will provide marketing, education and customer service support. TAG is required to purchase 2,190,000 units within a three year period to retain exclusive distribution rights.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the three months ended December 31, 2001, cash used in operations totaled $.1 million. The Company used net proceeds from the issuance of the Company's common stock and additional borrowings on the company's credit facility to fund cash used in operations, capital expenditures, payment of preferred stock dividends and an increase in its cash position.

Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At December 31, 2001, the Company had current liabilities of $1.7 million including a $1.0 million note payable due March 25, 2002 to Mr. Dearholt, a Director of the Company. As of December 31, 2001, Mr. Dearholt beneficially owned 4,101,612 shares of the Company's Common Stock. Mr. Dearholt has agreed that, if the Company requests, he will extend the due date of this note to March 25, 2003 upon the same terms as his prior note extension, and the Company currently plans to extend this note.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, with net revenues, is approximately $0.1 million per quarter.

While the Company believes that net revenue from sales of the female condom will eventually exceed operating costs, and that, ultimately, operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will achieve such level of operations in the near term or at all. Likewise, the Company can make no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate until sales of the female condom generate sufficient net revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders. If the Company is unable to raise adequate financing when needed, the Company may be required to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company is focused on growing its business and, therefore, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers. All of the Company's assets are also subject to a first security interest by the holders of convertible debentures that the Company issued in May and June 1999. Although the Company repaid the principal amount outstanding under the convertible debentures in May 2001, the holders of the convertible debentures have not acted to terminate the security interest in the Company's assets and a former holder of $1,500,000 of the convertible debentures has alleged that the Company was in default as described in Note 7 to the unaudited financial statements above. The Company disputes the claims made by this holder. If this security interest is not released, any sale of the Company's assets would have to be made subject to this security interest.

IMPACT  OF  INFLATION  AND  CHANGING  PRICES

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEMS  1-5.
-----------

ITEM  2  (C)
------------

The Company sold 120,000 shares of common stock to one investor during November 2001. The Company received cash proceeds of $60,000 from these sales. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the securities were sold in a private placement to a sophisticated, accredited investor, who provided representations which the Company deemed necessary to satisfy itself that he was an accredited investor and was purchasing for investment and not with a view to resale in connection with a public offering.


In December 2001, the Company borrowed an additional $400,000 under its credit facility and two persons provided guarantees equal in total to the additional $400,000 outstanding under the loan. Each guarantor may be liable to the lender for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of common stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 per share or more than $1.00 per share. The Company also issued an additional warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share to one of the guarantors. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the warrants were sold in a private placement to only sophisticated, accredited investors, each of whom provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits

Exhibit
Number            Description
------            -----------

3.1               Amended  and  Restated  Articles  of  Incorporation.  (1)

3.2               Articles  of  Amendment  to  Amended  and Restated Articles of
                  Incorporation  (2)

3.3               Amended  and  Restated  By-Laws.  (3)

10.1 Exclusive Distribution Agreement, dated December 18, 2001, between the Company and Total Access Group, Inc. (4)


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

          (3)  Incorporated  herein  by  reference  to  the  Company's 1995 Form
               10-KSB.

          (4) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on February 6, 2002.



(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE  FEMALE  HEALTH  COMPANY


DATE:  February  14,  2002         /s/ O.B.  Parrish
                                   -------------------------------------------
                                   O.B. Parrish, Chairman and Chief Executive
                                   Officer


                                   /s/ Robert  R.  Zic
                                   -------------------------------------------
                                    Robert  R.  Zic,  Principal  Accounting
                                    Officer