Form 10QSB
period 2002-03-31
FEMALE HEALTH CO
filed 2002-05-15
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

 Common Stock, $.01 Par Value - 16,008,588 shares outstanding as of May 14, 2002

           Transitional Small Business Disclosure Format (check one):

                           Yes         No     X
                               ------      ------

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                 PAGE
                                                                 ----
PART I.   FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND
          ANALYSIS:

          Cautionary Statement Regarding Forward Looking
           Statements                                             3

          Unaudited Condensed Consolidated Balance Sheet -
           March 31, 2002                                         4

          Unaudited Condensed Consolidated
           Statements of Operations -
           Three Months Ended March 31, 2002
           and March 31, 2001                                     5

          Unaudited Condensed Consolidated
           Statements of Operations -
           Six Months Ended March 31, 2002
           and March 31, 2001                                     6

          Unaudited Condensed Consolidated
           Statements of Cash Flows -
           Six Months Ended March 31, 2002
           and March 31, 2001                                     7

          Notes to Unaudited Condensed Consolidated
           Financial Statements                                   8

          Management's Discussion and Analysis                   14

PART II.  OTHER INFORMATION

          Items 1 - 5                                            25

          Items 6 Exhibits and Reports on Form 8-K               26

          SIGNATURES                                             27


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

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,
                                                                  2002
                                                             -------------
ASSETS
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $    612,162
   Accounts receivable, net . . . . . . . . . . . . . . . .     1,768,872
   Inventories. . . . . . . . . . . . . . . . . . . . . . .       726,861
   Prepaid expenses and other current assets. . . . . . . .       228,643
                                                             -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .     3,336,538
                                                             -------------

Certificate of Deposit. . . . . . . . . . . . . . . . . . .       117,757
Intellectual property rights, net . . . . . . . . . . . . .       408,211
Other assets. . . . . . . . . . . . . . . . . . . . . . . .       138,543
                                                             -------------
                                                                  664,511
                                                             -------------

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . .     3,624,116
Less accumulated depreciation and amortization. . . . . . .    (2,816,964)
                                                             -------------
 Net property, plant, and equipment . . . . . . . . . . . .       807,152
                                                             -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $  4,808,201
                                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable, related party, net of unamortized discount  $    738,658
   Accounts payable . . . . . . . . . . . . . . . . . . . .       706,526
   Accrued expenses and other current liabilities . . . . .       261,074
   Preferred dividends payable. . . . . . . . . . . . . . .        67,823
                                                             -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .     1,774,081

   Note payable, bank, net of unamortized discount. . . . .       939,748
   Convertible debentures . . . . . . . . . . . . . . . . .       450,000
   Deferred gain on sale of facility. . . . . . . . . . . .     1,193,836
                                                             -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .     4,357,665
                                                             -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock. . . . . . . . . . . . . . .         6,600
   Common stock . . . . . . . . . . . . . . . . . . . . . .       160,087
   Additional paid-in-capital . . . . . . . . . . . . . . .    51,155,723
   Unearned consulting compensation . . . . . . . . . . . .      (101,881)
   Accumulated deficit. . . . . . . . . . . . . . . . . . .   (50,710,748)
   Accumulated other comprehensive income . . . . . . . . .       (27,169)
   Treasury stock, at cost. . . . . . . . . . . . . . . . .       (32,076)
                                                             -------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . .       450,536
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . .  $  4,808,201
                                                             =============


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2002          2001
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 2,260,298   $ 1,449,297
Cost of products sold . . . . . . . . . . . . .    1,537,202     1,231,059
                                                 ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . .      723,096       218,238
                                                 ------------  ------------

Advertising & promotion . . . . . . . . . . . .       10,134        21,085
Selling, general and administrative . . . . . .      407,954       425,535
Stock compensation. . . . . . . . . . . . . . .       64,546        21,874
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .      482,634       468,494
                                                 ------------  ------------
Operating income(loss). . . . . . . . . . . . .      240,462      (250,256)

Interest, net and other expense . . . . . . . .      222,380       151,465
                                                 ------------  ------------
Income(loss)before income taxes . . . . . . . .       18,082      (401,721)
Provision for income taxes                                 -             -
                                                 ------------  ------------
Net income(loss). . . . . . . . . . . . . . . .       18,082      (401,721)

Preferred dividends, Series 1 . . . . . . . . .       32,553        33,548
                                                 ------------  ------------

Net (loss) attributable to common stockholders.      (14,471)     (435,269)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.00)  $     (0.03)

Weighted average common shares outstanding. . .   16,003,165    14,449,174



       See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Six Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2002          2001
                                                 ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . .  $ 3,930,469   $ 2,662,922
Cost of products sold . . . . . . . . . . . . .    2,908,608     2,360,933
                                                 ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . .    1,021,861       301,989
                                                 ------------  ------------

Advertising & promotion . . . . . . . . . . . .       21,075       107,166
Selling, general and administrative . . . . . .      842,947       871,942
Stock compensation. . . . . . . . . . . . . . .       84,154        41,794
                                                 ------------  ------------
Total operating expenses. . . . . . . . . . . .      948,176     1,020,902
                                                 ------------  ------------
Operating income(loss). . . . . . . . . . . . .       73,685      (718,913)

Interest, net and other expense . . . . . . . .      411,893       302,157
                                                 ------------  ------------
Loss before income taxes. . . . . . . . . . . .     (338,208)   (1,021,070)
Provision for income taxes                                 -             -
                                                 ------------  ------------
Net loss. . . . . . . . . . . . . . . . . . . .     (338,208)   (1,021,070)

Preferred dividends, Series 1 . . . . . . . . .       65,824        66,819
                                                 ------------  ------------

Net (loss) attributable to common stockholders.     (404,032)   (1,087,889)
                                                 ============  ============

Net (loss) per common share outstanding . . . .  $     (0.03)  $     (0.08)

Weighted average common shares outstanding. . .   15,934,252    14,260,150





See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       2002         2001
                                                   -----------  ------------
OPERATIONS:
Net (loss). . . . . . . . . . . . . . . . . . . .  $ (338,211)  $(1,021,070)
Adjustment for noncash items:
 Depreciation and amortization. . . . . . . . . .     259,795       236,844
 Interest added to certificate of deposit              (2,758)            -
 Amortization of discounts on notes payable and
  convertible debentures. . . . . . . . . . . . .     257,011       138,685
 Changes in operating assets and liabilities. . .    (454,425)      455,002
                                                   -----------  ------------
Net cash (used in) operating activities . . . . .    (278,586)     (190,539)
                                                   -----------  ------------

INVESTING ACTIVITIES:
Net cash (used in)investing activities, capital
  expenditures. . . . . . . . . . . . . . . . . .     (30,747)         (595)

FINANCING ACTIVITIES:
Proceeds from note payable, bank. . . . . . . . .     500,000       250,000
Dividends paid on preferred stock . . . . . . . .     (95,816)     (107,186)
Proceeds from issuance of common stock. . . . . .      60,000       300,000
                                                   -----------  ------------
Net cash provided by financing activities . . . .     464,184       442,814
                                                   -----------  ------------
Effect of exchange rate changes on cash . . . . .     (12,095)      (15,424)
                                                   -----------  ------------
INCREASE IN CASH. . . . . . . . . . . . . . . . .     142,756       236,256
Cash at beginning of period . . . . . . . . . . .     469,406       457,122
                                                   -----------  ------------
CASH AT END OF PERIOD . . . . . . . . . . . . . .  $  612,162   $   693,378
                                                   ===========  ============

Schedule of noncash financing and investing
  activities:
Renewal of notes payable with related parties . .  $1,000,000   $ 1,300,000
Issuance of warrants on notes payable and credit
  facility. . . . . . . . . . . . . . . . . . . .     681,137       144,813
Common stock issued for payment of preferred
  stock dividends and convertible debenture
  interest. . . . . . . . . . . . . . . . . . . .      60,925        28,033
Preferred dividends declared, Series 1. . . . . .      65,824        66,819

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

Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.

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

Reclassification:
-----------------

Certain expenses on the statements of income for the three and six months ended March 31, 2001 have been reclassified to be consistent with the presentation shown for the three and six months ended March 31, 2002.

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

NOTE  3  -  Comprehensive  Loss
            -------------------
Total Comprehensive Loss was $(26,938) and $(389,178) for the three and six months ended March 31, 2002 and $(403,488) and $(1,063,147) for the three and six months ended March 31, 2001.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:

                                   MARCH 31, 2002
                                  ----------------
Raw Material and work in process  $       624,837
Finished Goods . . . . . . . . .          144,653
                                  ----------------
Inventory, Gross . . . . . . . .          769,490
Less: Inventory reserves . . . .          (42,629)
                                  ----------------
Inventory, net . . . . . . . . .  $       726,861
                                  ================

NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $.4 million for the six months ended March 31, 2002 and as of March 31, 2002 had an accumulated deficit of $50.7 million. At March 31, 2002, the Company had working capital of $1.6 million and stockholders' equity of $.5 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

        --------------------------------------

On May 18, 2001 the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the note are due May 18, 2004 and bear interest payable at a rate of 10% per annum. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants. The Company may borrow under the credit facility from time to time subject to conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In connection with the credit facility, the Company issued warrants to Heartland Bank to purchase the number of shares equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. In accounting for Heartland Bank's warrants, the Company has designated 1,000,000 warrants valued at $270,800 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

The Company initially borrowed $1,500,000 under the credit facility and obtained guarantees of five individuals equal in total to the amount outstanding under the loan. Three of the guarantors are directors of the Company and one of the guarantors is a trust for the benefit of the Company's Chairman and Chief Executive Officer. Each guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if we default under the credit facility. The Company issued warrants to the five guarantors to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. The Company also issued additional warrants to purchase 100,000 shares of Common Stock to two guarantors with a warrant price of $.50 per share. In accounting for the guarantors' warrants, the Company has designated 3,200,000 warrants valued at $667,578 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

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

NOTE  5  -  Financial  Condition  -  (Continued)
          --------------------------------------
purchase 100,000 shares of Common Stock to one of the guarantors with a warrant price of $.50 per share. In accounting for the guarantors' warrants, the Company has designated 900,000 warrants valued at $326,127 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

During the three months ended December 31, 2001, the Company completed a private placement where 120,000 shares of the Company's common stock were sold for $60,000. The stock sale was directly with an accredited investor. The Company sold the shares to this investor at the price of $.50 per share.

On February 20, 2002 the Company borrowed an additional $100,000 under the credit facility initially entered into on May 18, 2001. The Company obtained a guarantee from one individual to guarantee the additional amount outstanding on the credit facility. The guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if we default under the credit facility. The Company issued warrants to the one guarantor to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. In accounting for the guarantor's warrants, the Company has designated 151,515 warrants valued at $89,300 and are recorded by the Company as additional paid in capital and a discount on the credit facility.

Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources. While management believes that net revenues from sales of the Female Condom will eventually exceed operating costs and that ultimately operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will ultimately be achieved, or be achieved in the near term. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient net revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers. All of the Company's assets are also subject to a first security interest by the holders of convertible debentures that the Company issued in May and June 1999. Although the Company repaid the principal amount outstanding under the convertible debentures in May 2001, the holders of the convertible debentures have not acted to terminate the security interest in the Company's assets and a

NOTE  5  -  Financial  Condition  -  (Continued)
          --------------------------------------
former holder of $1,000,000 of the convertible debentures has alleged the Company was in default as described in Note 7 below. The Company disputes the claims made by this holder. If this security interest is not released, any sale of the Company's assets would have to be made subject to this security interest.

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

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts  in  Thousands)

                   Net Sales to
                External Customers
                      For the       Long-Term Assets
                 Six months ended        as of
                     March 31,         March 31,
                   2002      2001      2002    2001
                --------  --------  -------  -------
United States.  $  1,562  $  1,315  $   145  $    53
Brazil . . . .       546       335        -        -
France . . . .         *       199        -        -
Japan. . . . .         *       160
South Africa .       378       166        -        -
United Kingdom         *         *    1,327    1,799
Zimbabwe . . .       542         *        -        -
Other. . . . .       902       488        -        -
                --------  --------  -------  -------
                $  3,930  $  2,663  $ 1,472  $ 1,852
                ========  ========  =======  =======


*  Less  than  5  percent  of  total  net  sales

NOTE  7  -  Contingent  Liabilities
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

NOTE  9  -  Subsequent  Events
            ------------------

In September 2001, certain option holders waived their rights to exercise their options until the Company amended its Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized for issuance. To obtain this waiver, the Company agreed to re-price these options at $.56 per share once the amendment was approved. The Company's common stock was trading at less than $.56 per share when the waivers were obtained.

On May 8, 2002 shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of the Company's common stock from 27,000,000 to 35,500,000 shares.

Since the amendment was approved, options to purchase an aggregate of 2,659,800 shares of common stock have been re-priced to $.56 per share. The Company will continue to account for all of its stock options in accordance with variable plan accounting guidance provided in APB 25 and related interpretations. This accounting treatment requires the Company to record expense with respect to stock options on a periodic basis based upon the amount, if any, by which the fair market value of the common stock exceeds the exercise price of the stock options. The reduction in the exercise price of the re-priced options may result in the Company recording significantly greater expense relating to these options in future periods, including the quarter ending June 30, 2002, which may adversely affect the Company's results of operations.

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

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Under an agreement with UNAIDS, UNAIDS facilitates the availability and distribution of the female condom in the developing world and the Company sells the product to developing countries at a reduced price based on the Company's cost of production. The current price per unit is approximately 0.38 (Pounds), or approximately $0.54. Currently over 80 developing countries purchase the female condom under the terms of this agreement.

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

Commercial  Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 17 countries including the United States, Japan, Canada, Brazil, Venezuela, Denmark, Holland, and France and recently signed a non-binding memorandum of understanding with Hindustan Latex Limited in India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes the female condom in a single country and the Company manufacturers the female condom and sells the product to the partner for distribution in that country.

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

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately
0.38 (pounds), or approximately $0.54. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2002, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination.

State-of-the-Art  Manufacturing  Facility

The Company manufactures the female condom in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year. With additional equipment, this capacity can be significantly increased. On April 22, 2002 the Company's subsidiary, Female Health Company (UK) plc received the prestigious Queen's award for Enterprise, the highest honor that can be bestowed on a UK business. The award, given in the Queen's Golden Jubilee year, has been made in recognition of the Company's outstanding international trade achievements.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The Company had net revenues of $2,260,298 and a net loss attributable to common stockholders of $14,471 for the three months ended March 31, 2002 compared to net revenues of $1,449,297 and a net loss attributable to common stockholders of $435,269 for the three months ended March 31, 2001.

The Company's operating income for the three months ended March 31, 2002 was $240,462 compared to a $250,256 operating loss for the same period last year for an increase of $490,718. As discussed more fully below, the increase in the Company's operating income (loss) was result of an increase in gross profit coupled with a decrease in operating expenses. The decrease in the net loss attributable to common stockholders of 97% resulted from the reduction in the operating loss, partially offset by a increase in non-operating interest expenses.

Net revenues increased $811,001 in the current quarter, or 56%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global and domestic public sector customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total net revenues.

Cost of products sold increased $306,143 to $1,537,202 in the current quarter from $1,231,059 for the same period last year. The cost of products sold increase of 25% on a 56% sales increase resulted in a improvement in costs of products sold as a percentage of sales from 68% in the current quarter compared to 85% during the same period in the prior year. As unit sales increase, fixed manufacturing costs do not require additional costs to be incurred, enabling the Company to produce at a lower cost of goods sold per unit. Due to this change and the sales increase, gross profit increased $504,858, or 231%, to $723,096 from $218,238 during the second quarter of fiscal 2001.

Advertising and promotional expenditures decreased $10,951 to $10,134 in the current quarter from $21,085 for the same period in the prior year. The decline resulted from a reduction in promotional expenses between the current quarter and the second quarter of fiscal 2001.

Selling, general and administrative expenses decreased $17,581, or 4%, to $407,954 in the current quarter from $425,535 for the same period last year. The change reflects the impact of a reduction of consulting expenses in the current quarter compared to similar costs incurred in the prior fiscal year's second quarter.

Total operating expenses increased $14,140, or 3%, to $482,634 in the current quarter from $468,494 in the same period of the prior year. As a percent of sales total operating expenses were 21% in the current quarter compared to 32% during the same period in the prior year.

Net interest and other expenses increased $70,915 to $222,380 for the current period from $151,465 for the same period last year. The increase occurred because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and credit facility than the first quarter of the prior year.

SIX  MONTHS  ENDED  MARCH  31,  2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

The Company had net revenues of $3,930,469 and a net loss attributable to common stockholders of $404,032 for the six months ended March 31, 2002 compared to net revenues of $2,662,922 and a net loss attributable to common stockholders of $1,087,889 for the six months ended March 31, 2001.

The Company's operating income for the six months ended March 31, 2002 was $73,685 compared to a $718,913 operating loss for the same period last year for an increase of $792,598. As discussed more fully below, the increase in the Company's operating income (loss) was result of an increase in gross profit coupled with a decrease in operating expenses. The decrease in the net loss attributable to common stockholders of 67% resulted from the reduction in the operating loss, partially offset by a increase in non-operating interest expenses.

Net revenues for the six months ended March 31, 2002 increased $1,267,547, or 48%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global and domestic public sector customers.

Cost of products sold increased $547,675 to $2,908,608 for the six months ended March 31, 2002 from $2,360,933 for the same period last year. The cost of products sold increase of 23% on a 48% sales increase resulted in a improvement in costs of products sold as a percentage of sales from 74% in the six months ended March 31, 2002 compared to 89% during the same period in the prior year. As unit sales increase, fixed manufacturing costs do not require additional costs to be incurred, enabling the Company to produce at a lower cost of goods sold per unit. Due to this change and the sales increase, gross profit increased $719,872, or 238%, to $1,021,861 from $301,989 during the same period of the prior fiscal year.

Advertising and promotional expenditures decreased $86,091 to $21,075 for the six months ended March 31, 2002 from $107,166 for the same period in the prior year. The decline resulted from a reduction in promotional expenses between these periods.

Selling, general and administrative expenses decreased $28,995, or 3%, to $842,947 for the six months ended March 31, 2002 from $871,942 for the same period last year. The change reflects the impact of a reduction of consulting expenses offset somewhat by increased legal expenses incurred during the comparative periods.

Total operating expenses decreased $72,726, or 7%, to $948,176 for the six months ended March 31, 2002 from $1,020,902 in the same period of the prior year. As a percent of sales total operating expenses were 24% for the six months ended March 31, 2002 compared to 38% during the same period in the prior year.

Net interest and other expenses increased $109,736 to $411,893 for the six months ended March 31, 2002 from $302,157 for the same period last year. The increase occurred because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and credit facility than the first two quarters of the prior year.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the six months ended March 31, 2002, cash used in operations totaled $.3 million. The Company used net proceeds from the issuance of the Company's common stock and additional borrowings on the Company's credit facility to fund cash used in operations, capital expenditures, payment of preferred stock dividends and an increase in its cash position.

Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At March 31, 2002, the Company had current liabilities of $1.8 million including a $1.0 million note payable due March 25, 2003 to Mr. Dearholt, a Director of the Company. As of March 31, 2002, Mr. Dearholt beneficially owned 4,395,112 shares of the Company's Common Stock.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, net with revenues, is less than $0.2 million per quarter.

While the Company believes that net revenue from sales of the female condom will eventually exceed operating costs, and that, ultimately, operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will achieve such level of operations in the near term or at all. Likewise, the Company can make no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate until sales of the female condom generate sufficient net revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders. If the Company is unable to raise adequate financing when needed, the Company may be required to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company is focused on growing its business and, therefore, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers. All of the Company's assets are also subject to a first security interest by the holders of convertible debentures that the Company issued in May and June 1999. Although the Company repaid the principal amount outstanding under the convertible debentures in May 2001, the holders of the convertible debentures have not acted to terminate the security interest in the Company's assets and a former holder of $1,000,000 of the convertible debentures has alleged that the Company was in default as described in Note 7 to the unaudited financial statements above. The Company disputes the claims made by this holder. If this security interest is not released, any sale of the Company's assets would have to be made subject to the release of this security interest.

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
------------

In February 2002, the Company borrowed an additional $100,000 under its credit facility and one person provided guarantee equal to the additional $100,000 outstanding under the loan. The guarantor may be liable to the lender for up to 125% of the guarantor's guaranteed amount if the Company defaults under the credit facility. The Company issued warrants to the guarantor to purchase the number of shares of common stock equal to the guarantee amount of such guarantor divided by the warrant price as of the date of the exercise. The warrant purchase price is the price per share equal to 70% of the market price of common stock at the time of exercise, but in event will the warrant purchase price be less than $.50 per share or more than $1.00 per share. The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the warrants were sold in a private placement to a sophisticated, accredited investor, who provided representations which the Company deemed necessary to satisfy itself that he was an accredited investor and was purchasing the stock for investment and not with a view to resale in connection with a public offering.

     On March 25, 2002, the Company extended a $1 million, one-year promissory note payable by the Company to Stephen M. Dearholt for a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2003 and bears interest at 12% annually, payable monthly. In connection with the extension of the note to March 25, 2003, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.18 per share. The exercise price of the warrants equaled 80% of the market price of the common stock on the date of issuance. The warrants expire upon the earlier of their exercise or on March 25, 2014. The Company believes that the issuance to Mr. Dearholt was exempt from registration under section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act because such issuance was made to one person who is an accredited investor and a director of the Company. Mr. Dearholt also represented to the Company that he was purchasing for investment without a view to further distribution. Restrictive legends were placed on all instruments evidencing the securities described above.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits

Exhibit
Number   Description
-------  -------------------------------------------------------------

    3.1  Amended and Restated Articles of Incorporation. (1)

    3.2  Amended and Restated By-Laws. (2)

    4.1  Amended and Restated Articles of Incorporation. (1)

    4.2  Articles II, VII, and XI of the Amended and Restated
         By-Laws (included in Exhibit 3.2).(2)

    4.3  Amended and Restated Articles of Incorporation.

   10.1  Company  Promissory  Note  to Stephen M. Dearholt for $1 million dated
         March  25,  2002  and  related  Warrant  Agreement, Warrants and Stock
         Issuance  Agreement.

_____________________________


     (1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

     (2)  Incorporated  herein  by  reference to the Company's 1995 Form 10-KSB.


(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE  FEMALE  HEALTH  COMPANY


DATE:  May  15,  2002               /s/  O.B.  Parrish
                                   ------------------------------
                                   O.B.  Parrish,  Chairman  and
                                   Chief  Executive  Officer


                                    /s/o/   Robert  R.  Zic
                                   ------------------------------
                                   Robert  R.  Zic,  Principal
                                   Accounting  Officer)