Form 10QSB
period 2002-06-30
FEMALE HEALTH CO
filed 2002-08-13
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[   ]     TRANSITION  REPORT  UNDER  SECTION  13  OR 15 (d) OF THE  EXCHANGE ACT

           For the transition period from __________  to  ____________

                         Commission File Number 1-13602
                                                -------

                                    THE FEMALE HEALTH COMPANY
                                    -------------------------
               (Exact Name of Small Business Issuer as Specified in Its Charter)

               Wisconsin                                 39-1144397
   ----------------------------------      ------------------------------------
   (State  or  Other  Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation  or  Organization)

         515 N. State Street, Suite 2225, Chicago, IL          60610
         --------------------------------------------          -----
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

           Common Stock, $.01 Par Value - 16,503,329 shares outstanding as of August 13, 2002

           Transitional Small Business Disclosure Format (check one):

                           Yes             No     X
                                -----           -----

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


PART  I.      FINANCIAL  INFORMATION  AND  MANAGEMENT'S  DISCUSSION
              AND ANALYSIS:                                                 PAGE
                                                                            ----

              Cautionary  Statement  Regarding  Forward  Looking
                Statements  . . . . . . . . . . . . . . . . . . . . . . .    3

              Unaudited  Condensed  Consolidated  Balance  Sheet  -
                June  30,  2002 . . . . . . . . . . . . . . . . . . . . .    4

              Unaudited  Condensed  Consolidated Statements  of
               Operations - Three  Months  Ended  June  30,  2002
               and  June  30,  2001 . . . . . . . . . . . . . . . . . . .    5

              Unaudited  Condensed  Consolidated Statements  of
                Operations - Nine  Months  Ended  June  30,  2002
                and  June  30,  2001  . . . . . . . . . . . . . . . . . .    6

              Unaudited  Condensed  Consolidated Statements of
                Cash  Flows - Nine  Months  Ended  June 30, 2002
                and  June  30,  2001  . . . . . . . . . . . . . . . . . .    7

              Notes  to  Unaudited  Condensed  Consolidated
                Financial  Statements . . . . . . . . . . . . . . . . . .    8

              Management's  Discussion  and  Analysis . . . . . . . . . .   13


PART  II.      OTHER  INFORMATION

              Items  1  -  5  . . . . . . . . . . . . . . . . . . . . . .   22

              Items  6  Exhibits  and  Reports  on  Form  8-K . . . . . .   23

              SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .   24

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

                 THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
               UNAUDITED  CONDENSED  CONSOLIDATED  BALANCE  SHEET


                                                               JUNE 30, 2002
                                                               -------------
ASSETS

Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $    869,923
   Accounts receivable, net . . . . . . . . . . . . . . . .     1,327,089
   Inventories. . . . . . . . . . . . . . . . . . . . . . .     1,169,341
   Prepaid expenses and other current assets. . . . . . . .       362,968
                                                             -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .     3,729,321
                                                             -------------

Certificate of Deposit. . . . . . . . . . . . . . . . . . .       119,186
Intellectual property rights, net . . . . . . . . . . . . .       405,177
Other assets . . . . . . . . . . . . . . . . . . . .  . . .       153,118
                                                             -------------
                                                                  677,481
                                                             -------------

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . .     3,867,443
Less accumulated depreciation and amortization. . . . . . .    (3,099,742)
                                                             -------------
 Net property, plant, and equipment . . . . . . . . . . . .       767,701
                                                             -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $  5,174,503
                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Note payable, related party, net of unamortized discount  $    805,085
   Accounts payable . . . . . . . . . . . . . . . . . . . .       580,712
   Accrued expenses and other current liabilities . . . . .     1,732,838
   Preferred dividends payable. . . . . . . . . . . . . . .       100,725
                                                             -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .     3,219,360

   Note payable, bank, net of unamortized discount. . . . .     1,079,626
   Convertible debentures . . . . . . . . . . . . . . . . .       450,000
   Deferred gain on sale of facility. . . . . . . . . . . .     1,259,113
                                                             -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .     6,008,099
                                                             -------------

STOCKHOLDERS' DEFICIT:
   Convertible preferred stock. . . . . . . . . . . . . . .         6,600
   Common stock . . . . . . . . . . . . . . . . . . . . . .       160,535
   Additional paid-in-capital . . . . . . . . . . . . . . .    52,509,595
   Unearned consulting compensation . . . . . . . . . . . .       (79,501)
   Accumulated deficit. . . . . . . . . . . . . . . . . . .   (53,544,667)
   Accumulated other comprehensive income . . . . . . . . .       145,918
   Treasury stock, at cost. . . . . . . . . . . . . . . . .       (32,076)
                                                             -------------
TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . .      (833,596)
                                                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . .  $  5,174,503
                                                             =============


See  notes  to  unaudited  condensed  consolidated  financial  statements.

                   THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
             UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                                           Three Months Ended
                                                                June 30,
                                                           ------------------
                                                           2002          2001
                                                           ----          ----


Net revenues. . . . . . . . . . . . . . . . . . . . .  $ 1,991,287   $ 2,296,590
Cost of products sold . . . . . . . . . . . . . . . .    1,073,929     1,388,279
                                                       ------------  -----------
Gross profit. . . . . . . . . . . . . . . . . . . . .      917,358       908,311
                                                       ------------  -----------

Advertising & promotion . . . . . . . . . . . . . . .       12,725         2,989
Selling, general and administrative . . . . . . . . .      790,426       660,744
Litigation settlement . . . . . . . . . . . . . . . .    1,289,397          ----
Stock compensation. . . . . . . . . . . . . . . . . .    1,331,238        38,144
                                                       ------------  -----------
Total operating expenses. . . . . . . . . . . . . . .    3,423,786       701,877
                                                       ------------  -----------
Operating income (loss) . . . . . . . . . . . . . . .   (2,506,428)      206,434

Interest, net and other expense . . . . . . . . . . .      294,581       161,768
                                                       ------------  -----------
Income(loss)before income taxes . . . . . . . . . . .   (2,801,009)       44,666
Provision for income taxes  . . . . . . . . . . . . .         ----          ----
                                                       ------------  -----------
Net income(loss). . . . . . . . . . . . . . . . . . .   (2,801,009)       44,666

Preferred dividends, Series 1 . . . . . . . . . . . .       32,910        32,910
                                                       ------------  -----------

Net income(loss) attributable to common stockholders.  $(2,833,919)  $    11,756
                                                       ============  ===========


Net income(loss) per common share outstanding . . . .  $     (0.18)  $      0.00

Weighted average common shares outstanding. . . . . .   16,035,261    14,656,473


See  notes  to  unaudited  condensed  consolidated  financial  statements.

               THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
        UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                                   Nine Months Ended
                                                        June 30,
                                                   -----------------
                                                   2002         2001
                                                   ----         ----


Net revenues . . . . . . . . . . . . . . . .  $ 5,921,756   $ 4,959,512
Cost of products sold. . . . . . . . . . . .    3,390,849     3,258,768
                                              ------------  ------------
Gross profit . . . . . . . . . . . . . . . .    2,530,907     1,700,744
                                              ------------  ------------

Advertising & promotion. . . . . . . . . . .       33,800       110,155
Selling, general and administrative. . . . .    2,225,084     2,023,129
Litigation settlement  . . . . . . . . . . .    1,289,397          ----
Stock compensation . . . . . . . . . . . . .    1,415,392        79,938
                                              ------------  ------------
Total operating expenses . . . . . . . . . .    4,963,673     2,213,222
                                              ------------  ------------
Operating loss . . . . . . . . . . . . . . .   (2,432,766)     (512,478)
Interest, net and other expense. . . . . . .      706,449       463,926
                                              ------------  ------------
Loss before income taxes . . . . . . . . . .   (3,139,215)     (976,404)
Provision for income taxes . . . . . . . . .         ----          ----
                                              ------------  ------------
Net loss . . . . . . . . . . . . . . . . . .   (3,139,215)     (976,404)

Preferred dividends, Series 1. . . . . . . .       98,734        99,729
                                              ------------  ------------

Net loss attributable to common stockholders  $(3,237,949)  $(1,076,133)
                                              ============  ============

Net loss per common share outstanding. . . .  $     (0.20)  $     (0.07)

Weighted average common shares outstanding .   15,967,922    14,392,258



See  notes  to  unaudited  condensed  consolidated  financial  statements.

                 THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
          UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                                    2002          2001
                                                                                    ----          ----

OPERATIONS:
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(3,139,215)  $ (976,404)
Adjustment for noncash items:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .        382,863      385,044
 Interest added to certificate of deposit  . . . . . . . . . . . . . . . . .         (4,186)        ----
 Amortization of discounts on notes payable and convertible debentures. . . .       463,317      239,556
 Litigation settlement  . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,289,397         ----
 Stock based compensation . . . . . . . . . . . . . . . . . . . . . . . . . .     1,415,392       79,938
 Changes in operating assets and liabilities. . . . . . . . . . . . . . . . .      (441,371)    (352,952)
                                                                                ------------  -----------
Net cash (used in) operating activities . . . . . . . . . . . . . . . . . . .       (33,803)    (624,818)
                                                                                ------------  -----------

INVESTING ACTIVITIES:
Net cash (used in)investing activities, capital expenditures. . . . . . . . .      (42,398)     (36,415)
FINANCING ACTIVITIES:
Proceeds from note payable, bank  . . . . . . . . . . . . . . . . . . . . . .      500,000         ----
Proceeds from issuance of convertible debentures  . . . . . . . . . . . . . .         ----      450,000
Dividends paid on preferred stock . . . . . . . . . . . . . . . . . . . . . .      (95,825)    (107,186)
Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . .       60,000      300,000
                                                                               ------------  -----------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .      464,175      642,814
                                                                               ------------  -----------
Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . .       12,543       30,217
                                                                               ------------  -----------
INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      400,517       11,798
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .      469,406      457,122
                                                                               ------------  -----------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   869,923   $  468,920
                                                                               ============  ===========

Schedule of noncash financing and investing activities:
Renewal of notes payable with related parties . . . . . . . . . . . . . . . .  $ 1,000,000   $1,300,000
Issuance of warrants on notes payable and credit facility . . . . . . . . . .      681,137      239,556
Common stock issued for payment of preferred  stock dividends and
 convertible debenture interest . . . . . . . . . . . . . . . . . . . . . . .       73,389       64,520
Preferred dividends declared, Series 1. . . . . . . . . . . . . . . . . . . .       98,734       99,729


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

Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.

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

Use  of  estimates:
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Reclassification:
-----------------

Certain expenses on the statements of operations for the three and nine months ended June 30, 2001 have been reclassified to be consistent with the presentation shown for the three and nine months ended June 30, 2002.

NOTE  2  -  Earnings  Per  Share
            --------------------

Earnings  per share (EPS):
-------------------------

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
            -------------------

Total Comprehensive Income (Loss) was $(2,627,922) and $(3,017,099) for the three and nine months ended June 30, 2002 and $16,175 and $(1,113,791) for the three and nine months ended June 31, 2001.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:



                                   JUNE 30, 2002
                                  ---------------
Raw Material and work in process  $      876,831
Finished Goods . . . . . . . . .         338,195
                                  ---------------
Inventory, Gross . . . . . . . .       1,215,026
Less: Inventory reserves . . . .         (45,685)
                                  ---------------
Inventory, net . . . . . . . . .  $    1,169,341
                                  ===============



NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3.2 million for the nine months ended June 30, 2002 and as of June 30, 2002 had an accumulated deficit of $53.5 million. At June 30, 2002, the Company had working capital of $.5 million and stockholders' deficit of $.8 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

          ------------------------------------

On May 18, 2001 the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the note are due May 18, 2004 and bear interest payable at a rate of 10% per annum. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants. The Company may borrow under the credit facility from time to time subject to conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In connection with the credit facility, the Company issued warrants to Heartland bank to purchase the number of shares divided by the warrant purchase price as of the date of exercise.

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

The Company initially borrowed $1,500,000 under the credit facility and obtained guarantees of five individuals equal in total to the amount outstanding under the loan. Three of the guarantors are directors of the Company and one of the guarantors is a trust for the benefit of the Company's Chairman and Chief Executive Officer. Each guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if the Company defaults under the credit facility. The Company issued warrants to the five guarantors to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. The Company also issued additional warrants to purchase 100,000 shares of Common Stock to two guarantors with a warrant price of $.50 per share. In accounting for the guarantors' warrants, the Company has designated 3,200,000 warrants valued at $667,578 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

On December 18, 2001 and December 20, 2001 the Company borrowed an additional aggregate $400,000 under the credit facility initially entered into on May 18, 2001. The Company obtained guarantees from two individuals to guarantee the additional amount outstanding on the credit facility. Each guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if the Company defaults under the credit facility. The Company issued warrants to the two guarantors to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. The Company also issued additional warrants to purchase 100,000 shares of Common Stock to one of the guarantors with a warrant price of $.50 per share. In accounting for the guarantors' warrants, the Company has designated 900,000 warrants valued at $326,127 and these are recorded by the Company as additional paid in capital and a discount on the credit facility.

During the three months ended December 31, 2001, the Company completed a private placement where 120,000 shares of the Company's common stock were sold for $60,000. The stock sale was directly with an accredited investor. The Company sold the shares to this investor at the price of $.50.

          ------------------------------------

On February 20, 2002 the Company borrowed an additional $100,000 under the credit facility initially entered into on May 18, 2001. The Company obtained a guarantee from one individual to guarantee the additional amount outstanding on the credit facility. The guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if the Company defaults under the credit facility. The Company issued warrants to the one guarantor to purchase the number of shares of the Company's Common Stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the "market price" of the Common Stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $.50 or more than $1.00. In accounting for the guarantor's warrants, the Company has designated 151,515 warrants valued at $89,300 and are recorded by the Company as additional paid in capital and a discount on the credit facility.

Until internally generated funds are sufficient to meet cash requirements, FHC will remain dependent upon its ability to generate sufficient capital from outside sources. While management believes that net revenues from sales of the Female Condom will eventually exceed operating costs and that ultimately operations will generate sufficient funds to meet capital requirements as it did in the third quarter of fiscal 2002, there can be no assurance that such level of operations will be achieved again. Likewise, there can be no assurance that the Company will be able to source all or any portion of future required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient net revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers.


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

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts  in  Thousands)

                                      Net Sales to External
                                        Customer For the
                                       Nine months  ended     Long-Term Assets
        ,                                   June  30,          as of June 30,
                                           2002    2001         2002    2001
                                          ------  ------       ------  ------
United States . . . . . . . . . . . .     $2,131  $2,184       $  154  $   22
Brazil  . . . . . . . . . . . . . . .      1,049     331            -       -
Ghana . . . . . . . . . . . . . . . .          *     273
South Africa  . . . . . . . . . . . .        594     732            -       -
United Kingdom  . . . . . . . . . . .          *       *        1,291   1,663
Zimbabwe  . . . . . . . . . . . . . .        786       *            -       -
Other . . . . . . . . . . . . . . . .      1,362   1,440            -       -
                                          ------  ------       ------  ------
                                          $5,922  $4,960       $1,445  $1,685
                                          ------  ------       ------  ------


*  Less  than  5  percent  of  total  net  sales

NOTE  7  -  Contingent  Liabilities  &  Litigation  Settlement
            --------------------------------------------------

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently
$5,000,000  for  FHC's  consumer  health  care  product.

The former holders of the $1,500,000 convertible debentures issued on May 19, 1999 and June 3, 1999 alleged that the Company was in default with respect to the perfection of the former holders' security interest in the Company's assets. The former holders demanded the issuance of 1,500,000 shares of the Company's common stock to the former holders due to this alleged default. On July 23, 2002 the Company and the former holders settled the dispute out of court. The Company agreed to issue 450,000 shares of the Company's common stock to the former convertible debenture holders and to extend the expiration dates of 2.25 million warrants held by the former holders to 2007. The former convertible debenture holders agreed to release their security interest in the Company's assets. The issuance of the shares and the extension of the expiration date of the warrants have been recorded in accordance with Financial Accounting Standards Board No.
5. In accounting for the litigation settlement, the Company designated the value of the newly issued shares and extended warrants at $1,289,397. The fair value of extending the warrants was estimated at the date of settlement using the Black-Scholes pricing model assuming expected volatility of 63.4 and a risk-free interest rate of 6.26%. These non-cash costs are recorded as litigation settlement on the three and nine-month statement of operations and as accrued expenses and other current liabilities on the June 30, 2002 balance sheet.

NOTE  8  -  Related  Parties
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

NOTE  9  -  Stock  Compensation
            -------------------

In September 2001, certain option holders waived their rights to exercise their options until the Company amended its Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized for issuance. To obtain this waiver, the Company agreed to re-price these options at $.56 per share once the amendment was approved. The Company's stock was trading at less than $.56 per share when the waivers were obtained.

On May 8, 2002 shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of the Company's common stock from 27,000,000 to 35,500,000 shares.

Since the amendment was approved, options to purchase an aggregate of 2,659,800 shares of common stock have been re-priced to $.56 per share. The Company will continue to account for all of its stock options in accordance with variable plan accounting guidance provided in APB 25 and related interpretations. This accounting treatment requires the Company to record expense with respect to stock options on a periodic basis based upon the amount, if any, by which the fair market value of the common stock exceeds the exercise price of the stock options. The reduction in the exercise price of the re-priced options and the increase in the stock price of the Company's common stock as of June 30, 2002 resulted in the Company recording $1,308,858 of stock compensation expense related to the Company's stock options under variable plan accounting for the three-month period ended June 30, 2002. For the nine months ended June 30, 2002, the Company recorded $1,341,858 of stock compensation expense pertaining to the Company's stock options.

               THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the female condom (FC), the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

FC has undergone extensive testing for efficacy, safety and acceptability around the world. Certain of these studies show that having FC available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS.

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 80 countries. It is commercially marketed in 17 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, Venezuela, and Brazil. The company signed a non-binding memorandum of understanding with Hindustan Latex Limited for distribution in India.

As noted above, FC is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Under an agreement with UNAIDS, UNAIDS facilitates the availability and distribution of FC in the developing world and the Company sells the product to developing countries at a reduced price based on the Company's cost of production. Currently over 80 developing countries purchase FC under the terms of this agreement.

PRODUCT

FC is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC lines the vagina, preventing skin from touching skin during intercourse. FC is pre-lubricated and disposable and is intended for use during only one sex act.

RAW  MATERIALS

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of all of the Company's requirements of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The original term of the agreement extended to December 31, 1995 and thereafter automatically renews for an additional one-year period unless either party gives at least 12 months prior written notice of termination.

GLOBAL  MARKET  POTENTIAL

HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that more than 60 million people have been infected with the virus and the current estimate is that over 40 million people globally are living with HIV. AIDS is not the only sexually transmitted disease that the global public health community is battling. In the United States, the Center for Disease Control and Protection noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24. Women are currently the fastest growing group (globally) infected with HIV and are expected to comprise the majority of the new cases in the coming year.

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse --the latex male condom and FC.

Male Condom Market: It is estimated the global annual market for male condoms is close to 5 billion units. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for barrier contraceptives is much larger than the identified male condom market.

ADVANTAGES  VERSUS  THE  MALE  CONDOM

FC is currently the only available barrier contraceptive method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. The most important advantage is that using FC, a woman has a prevention method she controls as many men do not like to wear male condoms and may refuse to do so.

The polyurethane material that is used for FC offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is much stronger than latex, reducing the probability that FC sheath will tear during use. Unlike latex, polyurethane quickly transfers heat, so FC immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to date to polyurethane. FC is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sexual intimacy than the male condom which requires sexual arousal for application.

COST  EFFECTIVENESS

Various studies have been reported in the literature on the cost-effectiveness of FC. The studies show that making FC available is highly cost effective in reducing public health costs in developing countries as well as in the U.S. Further studies show that including FC in prevention programs to high risk groups is not only cost-effective but cost-saving.

WORLDWIDE  REGULATORY  APPROVALS

FC received Pre-Market Approval ("PMA") as a Class III Medical Device from the U.S. Food and Drug Administration ("FDA") in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market FC throughout the European Union ("EU"). In addition to the United States and the EU, other countries (with registration requirements) have approved FC for sale, including Canada, Russia, Australia, Japan, South Korea and Taiwan.

The Company believes that FC's PMA and FDA classification as a Class III Medical Device create a significant barrier to entry in the US. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC.

STRATEGY

The Company's strategy is to act as a manufacturer, selling FC to the global public sector, United States public sector and commercial partners for country-specific marketing. The public sector and commercial partners assume the cost of shipping and marketing the product. As a result, as volume increases, the Company's operating expenses will not increase significantly.

COMMERCIAL  MARKETS

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 17 countries including the United States, Japan, Canada, Brazil, Venezuela, Denmark, Holland, France and India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes FC in a single country and the Company manufacturers FC and sells the product to the partner for distribution in that country.

RELATIONSHIPS  AND  AGREEMENTS  WITH  PUBLIC  SECTOR  ORGANIZATIONS

Currently, it is estimated more than 1.5 billion male condoms are distributed worldwide by the public sector each year. FC is seen as an important addition to prevention strategies by the public sector because studies show that the availability of FC decreases the amount of unprotected sex by as much as 25% over male condoms alone.

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately 0.38 (pounds), or approximately $0.58. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing FC in developing countries. Sales of FC are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2002, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination.

STATE-OF-THE-ART  MANUFACTURING  FACILITY

The Company manufactures FC in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year. With additional equipment, this capacity can be significantly increased. On April 22, 2002 the Company's subsidiary, Female Health Company (UK) plc received the prestigious Queen's award for Enterprise, the highest honor that can be bestowed on a UK business. The award, given in the Queen's Golden Jubilee year, has been made in recognition of the Company's outstanding international trade achievements.

GOVERNMENT  REGULATION

In the U.S., FC is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

COMPETITION

The Company's female condom participates in the same market as male condoms but is not seen as directly competing with male condoms. Rather, the Company believes that providing FC is additive in terms of prevention and choice. Latex male condoms cost less and have brand names that are more widely recognized than FC. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company. It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

PATENTS  AND  TRADEMARKS

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, Brazil, South Korea and Australia. These patents expire between 2005 and 2013. Additional technology patents are pending in Japan. The patents cover the key aspects of FC, including its overall design and manufacturing process. The Company terminated its license of the trademark "Reality" in the United States and now has the registered trademark FC Female Condom in the United States. The Company has trademarked "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 13 trademarks in 26 countries to protect the various names and symbols used in marketing the product around the world. In addition, the experience that has been gained through years of manufacturing FC has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further secure its competitive position.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The Company had net revenues of $1,991,287 and a net loss attributable to common stockholders of $2,833,919 for the three months ended June 30, 2002 compared to net revenues of $2,296,590 and net income attributable to common stockholders of $11,756 for the three months ended June 30, 2001. Without the current quarter's non-cash charges for the litigation settlement and compensation related to stock options, the net loss attributable to common stockholders would have been $235,664.

Net revenues decreased $305,303 in the current quarter, or 13%, compared with the same period last year. The lower net revenues occurred because of lower unit sales shipped to global and domestic public sector customers.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total net revenues.

Cost of products sold decreased $314,350 to $1,073,929 in the current quarter from $1,388,279 for the same period last year. The cost of products sold decrease of 23% on a 13% sales decrease resulted in a improvement in costs of products sold as a percentage of sales from 54% in the current quarter compared to 60% during the same period in the prior year. Savings relating to raw material purchases provided for a reduction in direct material costs per unit during the current quarter compared to the same period last year and resulted in the decrease in cost of products sold between periods.

Advertising and promotional expenditures increased $9,736 to $12,725 in the current quarter from $2,989 for the same period in the prior year. Selling, general and administrative expenses increased $129,682, or 20%, to $790,426 in the current quarter from $660,744 for the same period last year. The change reflects an increase in insurance, U.K. rents and property taxes and global selling expenses in the current quarter compared to similar costs incurred in the prior fiscal year's third quarter. As a percentage of sales;
selling, general and administrative expenses were 40% in the current quarter compared to 29% during the same period in the prior year.

Total operating expenses increased $2,721,909 to $3,423,786 in the current quarter from $701,877 for the same period last year. $2,598,255, or 95%, of this increase represents non-cash costs incurred from the litigation settlement and stock option expenses during the current year's third quarter. Further explanation of these costs is provided in the Notes to Unaudited Condensed Consolidated Financial Statements section in Notes 7 and 9, respectively.

The Company recorded an operating loss of $2,506,428 for the current year's third quarter. Without the non-cash charges for the litigation settlement and compensation related to stock options, the Company would have recorded operating income of $91,827.

Net interest and other expenses increased $132,813 to $294,581 for the current period from $161,768 for the same period last year. The increase occurred because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on note payable and credit facility than the third quarter of the prior year.

NINE  MONTHS  ENDED  JUNE  30,  2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

The Company had net revenues of $5,921,756 and a net loss attributable to common stockholders of $3,237,949 for the nine months ended June 30, 2002 compared to net revenues of $4,959,512 and a net loss attributable to common stockholders of $1,076,133 for the nine months ended June 30, 2001. Without the current fiscal year's non-cash charges for the litigation settlement and compensation related to stock options, the net loss attributable to common stockholders would have been $606,694.

Net revenues for the nine-month period increased $962,244, or 19%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public sector customers. For the fifth consecutive quarter global unit shipments surpassed one million units.

Cost of products sold increased $132,081 to $3,390,849 for the current fiscal year from $3,258,768 for the same period last year. The cost of products sold increase of 4% on a 19% sales increase resulted in a improvement in costs of products sold as a percentage of sales from 57% in the current fiscal year compared to 66% during the same period in the prior year. As unit sales increase, fixed manufacturing costs do not require additional costs to be incurred, enabling the Company to produce at a lower cost of goods sold per unit. Due to this change and the sales increase, gross profit increased $830,163, or 49%, to $2,530,907 from $1,700,744 during the prior fiscal year. As a percentage of sales, gross profit was 43% for nine months ended June 30, 2002 compared to 34% for the same period last year.

Advertising and promotional expenditures decreased $76,355 to $33,800 for the nine months ended June 30, 2002 from $110,155 for the same period in the prior year. The decline resulted from a reduction in advertising costs between these periods and an elimination of promotional expenses during the nine months ended June 30, 2002.

Selling, general and administrative expenses increased $201,955, or 10%, to $2,225,084 in the current fiscal year from $2,023,129 for the same period last year. The change reflects increases in insurance, legal and global selling expenses partially offset by a reduction in consulting expenses incurred during the comparative periods. As a percent of sales, selling, general and administrative expenses were 38% during the nine months ended June 30, 2002 compared to 41% for the same period last year.

Total operating expenses increased $2,750,451 to $4,963,673 for the nine months ended June 30, 2002 from $2,213,222 for the same period last year. $2,631,255, or 96%, of this increase represents non-cash costs the litigation settlement and stock option expenses incurred during the nine months ended June 30, 2002. Further explanation of these costs is provided in the Notes to Unaudited Condensed Consolidated Financial Statements section in Notes 7 and 9, respectively.

The Company recorded an operating loss of $2,432,766 for the nine months ended June 30, 2002. Without the non-cash charges for the litigation settlement and compensation related to stock options, the Company would have recorded operating income of $198,489.

Net interest and other expenses increased $242,523 to $706,449 for the nine months ended June 30, 2002 from $463,926 for the same period last year. The increase occurred because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on note payable and credit facility than the same period of the prior year.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the nine months ended June 30, 2002, cash used in operations totaled less than $.1 million. The Company used net proceeds from the issuance of the Company's common stock and additional borrowings on the company's credit facility to fund cash used in operations, capital expenditures, payment of preferred stock dividends and an increase in its cash position.
Until internally generated funds are sufficient to meet cash requirements, the Company will remain dependent upon its ability to generate sufficient capital from outside sources.

At June 30, 2002, the Company had current liabilities of $3.2 million including a $1.0 million note payable due March 25, 2003 to Mr. Dearholt, a Director of the Company. As of June 30, 2002, Mr. Dearholt beneficially owned 4,439,412 shares of the Company's Common Stock.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, net with revenues, is less than $0.1 million per year.

The Company believes that net revenue from sales of the female condom will eventually exceed operating costs, and that, ultimately, operations will generate sufficient funds to meet capital requirements as it did on a cash basis during the third quarter of fiscal year 2002; however, the Company can make no assurance that it will achieve such level of operations again. Likewise, the Company can make no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate until sales of the female condom generate sufficient net revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders. If the Company is unable to raise adequate financing when needed, the Company may be required to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company is focused on growing its business and, therefore, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers.

IMPACT  OF  INFLATION  AND  CHANGING  PRICES

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

ITEMS  1-5
----------

ITEM  2(C)
-----------

The former holders of the $1,500,000 convertible debentures issued on May 19, 1999 and June 3, 1999 alleged that the Company was in default with respect to the perfection of the former holders' security interest in the Company's assets. The former holders demanded the issuance of 1,500,000 shares of the Company's common stock to the former holders due to this alleged default.

On July 23, 2002 the Company and the former holders settled the dispute out of court. The Company agreed to issue 450,000 shares of the Company's common stock to the former convertible debenture holders and to extend the expiration dates of 2.25 million warrants held by the former holders to 2007. The former convertible debenture holders agreed to release their security interest in the Company's assets.

The Company believes it has satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the shares were issued to sophisticated, accredited investors, who provided representations which the Company deemed necessary to satisfy itself that they were accredited investors and were purchasing the stock for investment and not with a view to resale in connection with a public offering.



ITEM  4
-------


The Company held the 2002 Annual Meeting of its shareholders on May 8, 2002. At the meeting, shareholders were asked to approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of the Company's common stock from 27,000,000 to 35,500,000, to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen
M.  Dearholt,  David R. Bethune, Michael R. Walton, James R. Kerber, and Richard
E. Wenninger to the Board of Directors to serve until the 2003 Annual Meeting, and to ratify the appointment of McGladrey & Pullen, LLP as the Company's independent public accountants for the fiscal year ending September 30, 2002. The results of the shareholder voting is listed below:




Matter Voted On:                                       For      Against  Withheld  Abstentions
                                                    ----------  -------  --------  -----------
Increase number of authorized shares to 35,500,000  14,716,450  238,136            58,536
O.B. Parrish . . . . . . . . . . . . . . . . . . .  14,962,295           50,834
William R. Gargiulo,Jr.. . . . . . . . . . . . . .  14,961,795           51,334
Mary Ann Leeper Ph.D.. . . . . . . . . . . . . . .  14,962,295           50,834
Stephen M. Dearholt. . . . . . . . . . . . . . . .  14,960,095           53,034
David R. Bethune . . . . . . . . . . . . . . . . .  14,961,695           51,434
Michael R. Walton. . . . . . . . . . . . . . . . .  14,959,795           53,334
James R. Kerber. . . . . . . . . . . . . . . . . .  14,959,895           53,234
Richard E. Wenninger . . . . . . . . . . . . . . .  14,959,695           53,434
Ratification of Independent Public Accountants . .  14,949,533  37,150             26,446


------

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)  Exhibits.

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


--------------------------

     (1) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on February 13, 1998.

     (2)  Incorporated  herein  by  reference to the Company's 1995 Form 10-KSB.


(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE  FEMALE  HEALTH  COMPANY


DATE:  August  13,  2002                              /s/ O.B. Parrish
                                             ----------------------------------
                                                   O.B. Parrish, Chairman
                                                 and Chief Executive Officer




                                                    /s/  Robert  R.  Zic
                                             ----------------------------------
                                             Robert R. Zic, Director of Finance
                                               (Principal Accounting Officer)