Form 10KSB
period 2002-09-30
FEMALE HEALTH CO
filed 2002-12-27
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 30, 2002
                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission file number 1-13602

                            THE FEMALE HEALTH COMPANY
                 (Name of Small Business Issuer in Its Charter)

                    Wisconsin                          39-1144397
          ------------------------------------    ---------------------
          (State  or  Other  Jurisdiction  of     (I.R.S.  Employer
          Incorporation  or  Organization)        Identification  No.)

     515 N. State Street, Suite 2225, Chicago, Illinois         60610
-------------------------------------------------------       ------------
     (Address of Principal Executive Offices)                 (Zip  Code)

                                 (312) 595-9123
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Issuer's  revenues  for  its  most  recent  fiscal  year:  $8,416,512

As of December 20, 2002, 18,377,798 shares of the Company's common stock were outstanding. As of December 20, 2002, the aggregate market value of shares of the Company's common stock held by non-affiliates was approximately $21.6 million (based upon the last reported sale price of $1.65 on that date on the Over the Counter Bulletin Board).

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

Part  III

Item  9.   Directors,  Executive  Officers,  Promoters  and  Control  Persons;
           Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  Executive  Compensation
Item 11. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters
Item  12.  Certain  Relationships  and  Related  Transactions
Item  13.  Exhibits,  List  and  Reports  on  Form  8-K
Item  14.  Controls  and  Procedures

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

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 100 countries. It is commercially marketed in 17 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, Venezuela, and Brazil. On November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited for distribution in India.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The product is available to developing countries under the umbrella of an agreement with the Joint United Nations Programme on HIV/AIDs ("UNAIDS"). This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit is approximately 0.38 (Pounds), or approximately $0.60. Currently 87 developing countries purchase the female condom under the terms of this agreement.

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

Raw  Materials

Polyurethane is the principal raw material the Company uses to produce the female condom. The Company has a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirements of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The original term of the agreement extended to December 31, 1995 and thereafter automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination. All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global  Market  Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that more than 60 million people have been infected with the virus and that, at the end of 2002, 44 million people globally were living with HIV. Women now comprise the majority of the new cases. AIDS is not the only sexually transmitted disease that the global public health community is battling. In the United States, the Center for Disease Control and Protection noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24.

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

Cost  Effectiveness

A study entitled "Cost-effectiveness of the female condom in preventing HIV and STDs in commercial sex workers in South Africa" was reported in the Journal of Social Science and Medicine in 2001. This study shows that making the female condom available is highly cost effective in reducing public health costs in developing countries as well as in the U.S.

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

Commercial  Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 17 countries including the United States, Japan, Canada, Brazil, Venezuela, Denmark, Holland, and France, and on November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited in India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes the female condom in a single country and the Company manufacturers the female condom and sells the product to the partner for distribution in that country.

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

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately
0.38 (pounds), or approximately $0.60. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2002, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in 87 countries through public sector distribution. Twenty seven countries have significant programs and are using The Female Condom - the Guide To Programming and Planning, published by UNAIDS and WHO with the Company's input. This is up from eight countries the previous year.

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

Employees

As of December 20, 2002, the Company had 117 full-time employees, all located within the U.S. or the U.K., and no part-time employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 20, 2002, the Company had unfilled orders of $2,002,000. The comparable amount as of the same date of the prior year was $1,236,000. Unfilled orders materially fluctuate from quarter to quarter. The Company expects current unfilled orders to be filled during fiscal 2003.

Patents  and  Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, Brazil, South Korea and Australia. These patents expire between 2005 and 2013. Additional technology patents are pending in Japan. The patents cover the key aspects of the female condom, including its overall design and manufacturing process. The Company terminated its license of the trademark "Reality" in the United States and now has the registered trademark FC Female Condom in the United States. The Company has trademarks on the names "femidom" and "femy" in certain foreign countries. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

Research  and  Development

The Company did not incur research and development costs from continuing operations in fiscal 2001 or 2002. Historically the Company has incurred expenditures primarily related to conducting acceptability studies and analyzing second generation products.

Industry  Segments  and  Financial  Information  About  Foreign  And  Domestic
Operations

See  Note  12  to  Notes  to Consolidated Financial Statements, included herein.

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

The Female Health Company is the successor to Wisconsin Pharmacal Company, Inc., a company which previously manufactured and marketed a wide variety of disparate specialty chemical and branded consumer products in addition to owning certain rights to the female condom described above. The Company was originally incorporated in Wisconsin in 1971.

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

The FDA approved the female condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 58 million female condoms around the world.

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

Item  4.  Submission  of  Matters  To  A  Vote  Of  Security  Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART  II

Item  5.  Market  For  Common  Equity  and  Related  Stockholder  Matters.

Shares of the Company's common stock are traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 20, 2002 was 470. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. The Company's credit facility contains a provision restricting the Company's ability to pay dividends and distributions. Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below. These sales prices reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.


                                ----------------  Quarters  ------------

2002 Fiscal Year                 FIRST     SECOND     THIRD     FOURTH
----------------              ---------  ---------  -------  ----------
Price per common share - High  $    0.79  $    1.50  $  2.09  $    2.16
Price per common share - Low   $    0.38  $    0.70  $  1.24  $    1.30

2001 Fiscal Year
----------------

Price per common share - High  $    0.84  $    0.65  $  0.59  $    0.80
Price per common share - Low   $    0.38  $    0.40  $  0.34  $    0.41


Recent  Sales  of  Unregistered  Securities

Effective September 26, 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of the Company's common stock agreed to exchange their options for (i) a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock on September 26, 2003 in the case of U.K. option holders; and (ii) the right to receive a grant of new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange. The Company believes that it satisfied the exemption from the securities registration requirement provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act") in connection with this option exchange.

Effective September 20, 2002, a total of 594,000 shares of the Company's Series 1 Preferred Stock were converted into a total of 824,911 shares of the Company's common stock. The Company believes that it satisfied the exemption from the securities registration requirement provided by Section 3(a)(9) of the Securities Act in connection with these conversions.

The Company issued 183,150 shares of common stock to a single investor on September 19, 2002 upon exercise of warrants at an exercise price of $0.546 per share. The Company believes that it has satisfied the exemption from the securities registration requirement provided by Section 4(2) of the Securities Act in connection with this issuance.

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

Effective September 26, 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of common stock agreed to exchange all of their outstanding stock options for (i) a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock on September 26, 2003 in the case of U.K. option holders and (ii) the right to receive new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange. The Company expects to have approximately $641,000 of amortized compensation expense in fiscal 2003 relating to issuance of the restricted common stock and the deferred common stock. See "Options" in Note 8 in the financial statements for additional information regarding the option exchange.

Results  Of  Operations

Fiscal Year Ended September 30, 2002 ("2002") Compared to Fiscal Year Ended September 30, 2001 ("2001")

The Company had net revenues of $8.4 million and a net loss attributable to common stockholders of $(3.6) million or $(0.22) per share in 2002 compared to net revenues of $6.7 million and a net loss attributable to common stockholders of $(1.3) million or $(0.09) per share in 2001. During 2002, the Company recorded non cash charges of $3.1 million consisting of an out of court of settlement of a dispute ($1,258,210) and stock compensation ($1,863,956) primarily related to accounting for stock options under variable plan accounting guidance. During 2001, the Company recorded non cash charges of $123,758 consisting of stock compensation primarily for consulting services. Excluding these non-cash charges in both fiscal years, the net loss attributable to common stockholders in 2002 would be $(491,001) or $(0.03) per share compared to a net loss attributable to common stockholders in 2001 which would be $(1,180,498) or $(0.08) per share.

Gross profit increased $1,251,127, or 54%, to $3,561,191 for 2002 from $2,310,064 for 2001. The increase was a result of improved net revenues combined with a less than proportionate increase in cost of products sold.

Net revenues increased $1.7 million, or 25%, in 2002 over the prior year. The higher net revenues resulted from increased unit sales shipped to global public sector customers.

Cost of products sold increased $449,211, or 10%, to $4,855,321 for 2002 from $4,406,110 for 2001. The increase was not in proportion with the sales increase due to a reduction of fixed costs per unit which resulted from the increased unit sales. Costs of products sold as a percentage of sales decreased from 66% in 2001 to 58% in 2002.

Advertising and promotional expenditures decreased $85,323 to $43,832 from $129,155 for the same period in the prior year. The decline resulted from a reduction in advertising costs between these periods and reflects the Company's strategy as a manufacturer.

Selling, general and administrative expenses increased $525,646, or 21%, from $2.5 million in 2001 to $3.0 million in 2002. The increase was not in proportion with the sales increase due to the primarily fixed nature of the selling, general and administrative costs. As a percentage of net revenues, selling, general and administrative expenses decreased from 37% in 2001 to 36% in 2002.

The Company's operating loss increased $(2,187,604) from $(481,886) in 2001 to $(2,669,490) in 2002 as a result of the increase in operating expenses. Operating expenses increased $3,438,731 from $2,791,950 in 2001 to $6,230,681 in 2002. $2,998,408, or 87%, of this increase represents the change in non-cash costs pertaining to out of court settlement costs and stock compensation expenses incurred during 2002 compared to 2001. Excluding the non-cash charges for the out of court settlement and stock compensation, the Company would have recorded operating income of $452,676 in 2002 compared to an operating loss of $(358,128) in 2001.

Net interest and non-operating expenses increased $122,302, or 18%, to $811,672 for 2002 compared to $689,370 for 2001. The increase exists because the Company had a higher level of debt outstanding during 2002 than 2001 due to the issuance of convertible debentures during May 2001. The result is a higher amount of non-cash expenses incurred from the amortization of discounts on convertible debentures in 2002 than in the prior year.

The Company was able to cover fixed manufacturing overhead costs and exceeded the break-even at the gross profit level. However, the Company must achieve cumulative annual unit sales of approximately 14 million female condoms based upon the current average selling price per unit in order to cover operating and non-operating expenses or approximately 23% of manufacturing capacity.

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

As part of this strategy the Company entered into two agreements in the year ended September 30, 2002.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.4 million for 2002 and $0.6 million in 2001. Historically, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

During 2002, the Company received $60,000 from the issuance of common stock and $500,000 of additional borrowings under its credit facility. FHC used these amounts to fund current operations of the Company, repay existing liabilities and pay down $100,000 of borrowings under the credit facility.

In the near term, FHC management expects operating losses and capital requirements to continue to exceed funds generated from operations due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world.

The Company has a $1 million note due March 25, 2003 to Mr. Stephen Dearholt, a Director of the Company.

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility are due May 18, 2004 and bear interest payable at a rate of 10% per year. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants, which the Company was in violation of at September 30, 2002. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On December 13, 2002, the Company obtained a waiver from Heartland Bank through the entire fiscal year ending September 30, 2003. The Company may borrow under the credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the credit facility. In connection with the credit facility, the Company issued warrants to Heartland Bank to purchase the number of shares of the Company's common stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70% of the market price of the Company's common stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00. The warrants are valued at $270,800 and are recorded as additional paid in capital and a discount on the credit facility.

During 2002, the Company borrowed the remaining $500,000 under the credit facility. Eight persons provided guarantees equal in total to the $2.0 million outstanding under the loan. The guarantors included James R. Kerber, a Director of the Company, Stephen M. Dearholt, a Director of the Company, Richard E. Wenninger, a Director of the Company, and a trust for the benefit of O.B. Parrish, the Chairman of the Board and Chief Executive Officer of the Company. Each guarantor may be liable to Heartland Bank for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of the Company's common stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of the Company's common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 or more than $1.00. In September 2002, one of the guarantors exercised stock warrants to purchase 183,150 shares of the Company's common stock and the proceeds were utilized to pay down $100,000 on the credit facility. The Company also issued additional warrants to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $0.50 per share to three of the guarantors including both Stephen M. Dearholt and Richard
E. Wenninger because each of them guaranteed $500,000 under the credit facility. The guarantors' warrants are valued at $667,578 and are recorded by the Company as additional paid in capital and a discount on the credit facility.

In accounting for the guarantors' warrants related to the $500,000 borrowed in 2002, the Company designated 900,000 warrants valued at $415,427 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. The credit facility is recorded at September 30, 2002, net of unamortized discount of $927,546.

On June 1, 2001 the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The debentures were due May 30, 2004, bear interest payable at a rate of 10% per annum, and were convertible into the Company's common stock based on a price per share equal of $0.50. The Company did not issue warrants in connection with the issuance of the convertible debentures. On December 5, 2002, each investor converted his debenture into 100,000 shares of the Company's common stock.

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

As of December 20, 2002, the Company had approximately $0.9 million in cash, net trade accounts receivable of $2.6 million and current trade accounts payable of $1.1 million. It is estimated that the Company's cash burn rate, with revenues, is less than $0.1 million per quarter. The Company's anticipated debt service obligations for scheduled interest and principal payments are approximately $1.3 million in fiscal 2003, $190,000 in fiscal 2004 and $2.0 million in fiscal 2005. As of December 20, 2002, the Company was in compliance with all of the covenants relating to its outstanding debt.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not  Applicable.

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Certain information about the Company's executive officers and directors as of September 30, 2002, is as follows:



NAME                                                POSITION                 AGE
O.B. Parrish                         Chairman of the Board, Chief Executive   69
                                     Officer, and Director

Mary Ann Leeper, Ph.D.               President, Chief Operating Officer and   62
                                     Director

William R. Garguilo, Jr.             Secretary and Director                   74

Jack Weissman                        Vice President - Sales                   55

Michael Pope                         Vice President and General Manager of
                                     The Female Health Company (UK)Plc        46

Mitchell Warren                      Vice President - International Affairs   36

Robert R. Zic                        Principal Accounting Officer             39

David R. Bethune                     Director                                 62

Stephen M. Dearholt                  Director                                 56

Michael R. Walton                    Director                                 64

James R. Kerber                      Director                                 70

Richard E. Wenninger                 Director                                 55



O.  B.  PARRISH
Age:  69;  Elected  Director:  1987;  Present  Term  Ends:  2003  Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987.
Phoenix of Illinois owns approximately 295,000 shares of the Company's common stock. Mr. Parrish also is Chairman and a Director of ViatiCare, L.L.C., a financial services company, Chairman and a Director of MIICRO, Inc., a neuroimaging company, and Chairman and a Director of Amerimmune Pharmaceuticals, Inc. Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY  ANN  LEEPER,  Ph.D.
Age:  62;  Elected  Director:  1987;  Present  Term  Ends:  2003  Annual Meeting

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996, as President and Chief Executive Officer of The Female
Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. From 1981 until 1986, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA. Dr. Leeper currently serves on the Board of Advisors of the Temple University School of Pharmacy, the University of Virginia School of Nursing and the Northwestern University School of Music. Dr. Leeper is also on the Board of CEDPA, an international not-for-profit organization working on women's issues in the developing world and is a Director of Influx, Inc., a pharmaceutical research company. She is also an adjunct professor at the University of Virginia Darden School of Business.

WILLIAM  R.  GARGIULO,  JR.
Age:  74;  Elected  Director:  1987;  Present  Terms  Ends:  2003 Annual Meeting

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

JACK  WEISSMAN
Age:  55;  Vice  President  -  Sales

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

MICHAEL  POPE
Age:  46;  Vice President, General Manager - The Female Health Company (UK) Plc.

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

MITCHELL  WARREN
Age:  36;  Vice  President  -  International  Affairs

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

ROBERT  R.  ZIC
Age:  39;  Principal  Accounting  Officer

Mr. Zic has served as Principal Accounting Officer since March 1999. From 1998 to 1999, Mr. Zic held the dual positions of Acting Controller and Acting Chief Financial Officer at Ladbroke's Pacific Racing Association division. From 1995 to 1998 Mr. Zic served as the Chief Accounting Manager and Assistant Controller at Argonaut Insurance Company. In this capacity, he was responsible for the financial and accounting operations of Argonaut and its four subsidiaries. From 1990 to 1994, he was the Assistant Controller of CalFarm Insurance Company, where he was responsible for external reporting duties. From 1988 to 1990, Mr. Zic was a Senior Accountant responsible for the statutory-based financials of Allstate Insurance Company. Mr. Zic began his career in 1986 as an auditor with Arthur Andersen & Co.

DAVID  R.  BETHUNE
Age:  62;  Elected  Director:  1996;  Present  Term  Ends:  2003  Annual Meeting

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

STEPHEN  M.  DEARHOLT
Age:  56;  Elected  Director:  1996;  Present  Term  Ends:  2003  Annual Meeting

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

MICHAEL  R.  WALTON
Age:  64;  Elected  Director:  1999;  Present  Term  Ends  2003  Annual  Meeting

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

JAMES  R.  KERBER
Age:  70;  Director:  1999;  Present  Term  Ends  2003  Annual  Meeting

Mr. Kerber has served as a director since April 1999. Mr. Kerber has been a business consultant to the insurance industry since January 1996. He has over 40 years of experience in operating insurance companies, predominately those associated with life and health. From 1994 to 1996, he was Chairman, President, Chief Executive Officer and director of the 22 life and health insurance companies which comprise the ICH Group. In 1990, Mr. Kerber was a founding partner in the Life Partners Group where he was Senior Executive Vice President and a director. Prior to that, he was involved with operating and consolidating over 200 life and health insurance companies for ICH Corporation, HCA Corporation and US Life Corporation.

RICHARD  E.  WENNINGER
Age:  55;  Director:  2001:  Present  Term  Ends  2003  Annual  Meeting

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2002 all section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that: Mr. Wenninger filed a Form 4 on January 2, 2002 to report a transaction occurring on November 29, 2001 and filed a Form 4 on December 27, 2002 to report the conversion of preferred stock into common stock on September 20, 2002; Dr. Leeper filed a Form 4 on December 27, 2002 to report the exchange of stock options for restricted common stock on September 26, 2002; Mr. Parrish filed a Form 4 on December 27, 2002 to report the exchange of stock options for restricted common stock on September 26, 2002; Mr. Gargiulo filed a Form 4 on December 27, 2002 to report the exchange of stock options for restricted common stock on September 26, 2002; Mr. Bethune filed a Form 4 on December 27, 2002 to report the exchange of stock options for restricted common stock on September 26, 2002; Mr. Walton filed a Form 4 on December 26, 2002 to report the extension of the term of a warrant to purchase shares of common stock on September 19, 2002, the conversion of preferred stock into common stock on September 20, 2002 and the exchange of stock options for restricted common stock on September 26, 2002; Mr. Weissman filed a Form 4 on December 27, 2002 to report the exchange of stock options for restricted common stock on September 26, 2002; Mr. Pope filed a Form 4 on December 27, 2002 to report the exchange of stock options for restricted common stock on September 26, 2002; Mr. Kerber filed a Form 4 on December 27, 2002 to report the exchange of stock options for restricted common stock on September 26, 2002; and Mr. Dearholt filed a Form 4 on December 17, 2002 to report the conversion of preferred stock into common stock on September 20, 2002, the exchange of stock options for restricted stock on September 26, 2002 and one transaction occurring on November 22, 2002.

Item  10.  Executive  Compensation

The table below gives information for each of the Company's last three fiscal years regarding all annual, long-term and other compensation paid by the Company to its chief executive officer and the only executive officer whose total annual salary and bonus exceeded $100,000 for services rendered during the fiscal year ended September 30, 2002. The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

                                SUMMARY COMPENSATION TABLE

                           Annual
                        Compensation               Long-Term Compensation Awards
                        ------------               -----------------------------
                         Restricted                               Securities
Name and                   Stock                                  Underlying
Principal                  Fiscal       Salary         Awards    Options/SARs
Position                    Year          ($)           ($)           (#)
----------------------  ------------  ------------  ----------  -------------
O.B. Parrish                    2002        90,000  237,800(1)             --
  Chairman and                  2001        90,000       --                --
  Chief Executive               2000        90,000       --                --
  Officer

Mary Ann Leeper, Ph.D.          2002       225,000  404,875(1)             --
  President and                 2001       225,000       --                --
  Chief Operating               2000       225,000       --                --
  Officer



(1) On September 26, 2002, Mr. Parrish and Dr. Leeper were issued shares of restricted common stock in exchange for the cancellation of their stock options. Mr. Parrish received 116,000 shares of restricted common stock and Dr. Leeper received 197,500 shares of restricted common stock. All of the restricted common stock vests on September 26, 2003. The closing price of the Company's common stock on September 26, 2002, was $2.05 per share. As of September 30, 2002, the value of Mr. Parrish's restricted common stock was $229,680 and the value of Dr. Leeper's restricted stock was $391,050 based on a value of $1.98 per share, the closing price of the Company's common stock on that date. Please see "Options" in Note 8 in financial statements for additional information regarding the option exchange.


Option  Grants  During  Last  Fiscal  Year

     No stock options were granted to the named executive officers during the fiscal year ended September 30, 2002.

Fiscal  Year-End  Option/SAR  Values

     Effective September 26, 2002, each of the named executive officers agreed to exchange all of their outstanding stock options for (i) the number of shares of restricted common stock equal to 25% of the old options being exchanged and
(ii) the right to receive new options to purchase the number of shares of common stock equal to 100% of the old options being exchanged on the first business day that is at least six months and one day after the effective date of the exchange. As a result, the named executive officers do not hold any stock options as of September 30, 2002. See "Options" in Note 8 in the financial statement for additional information regarding the option exchange.

Employment  Agreements

     The Company entered into an employment agreement with Dr. Leeper effective May 1, 1994. The original term of Dr. Leeper's employment extended to April 30, 1997 and after April 30, 1997 her employment term renews automatically for additional three-year terms unless notice of termination is given. The employment agreement has automatically renewed for a term ending on April 30, 2003. The Company may terminate the employment agreement at any time for cause. If Dr. Leeper's employment is terminated without cause, the Company is obligated to continue to pay Dr. Leeper her base salary and any bonus to which she would otherwise have been entitled for a period equal to the longer of two years from date of termination or the remainder of the then applicable term of the employment agreement. In addition, the Company is obligated to continue Dr. Leeper's participation in any of the Company's health, life insurance or disability plans in which Dr. Leeper participated prior to her termination of employment. Dr. Leeper's employment agreement provided for a base salary of $175,000 for the first year of her employment term, $195,000 for the second year of her employment term and $225,000 for the third year of her employment term, subject to the achievement of performance goals established by Dr. Leeper and the Board of Directors. If the employment agreement is renewed beyond the initial three-year term, it requires her base salary to be increased annually by the Board of Directors based upon her performance and any other factors that the Board of Directors considers appropriate. For fiscal 2000, 2001, and 2002 Dr. Leeper's base salary was $225,000 per year. The employment agreement also provides Dr. Leeper with various fringe benefits including an annual cash bonus of up to 100% of her base salary. The Board of Directors may award the cash bonus to Dr. Leeper in its discretion. To date, Dr. Leeper has not received a cash bonus.

Change  of  Control  Agreements

     In fiscal 1999, the Company entered into Change of Control Agreements with each of O.B. Parrish, its Chairman and Chief Executive Officer, Mary Ann Leeper, its President and Chief Operating Officer, and Michael Pope, its Vice President. In fiscal 2000, the Company entered into a Change of Control Agreement with Mitchell Warren, its Vice President - International Affairs. These agreements essentially act as springing employment agreements which provide that, upon a change of control, as defined in the agreement, the Company will continue to employ the executive for a period of three years in the same capacities and with the same compensation and benefits as the executive was receiving prior to the change of control, in each case as specified in the agreements. If the executive is terminated without cause or if he or she quits for good reason, in each case as defined in the agreements, after the change of control, the executive is generally entitled to receive a severance payment from the Company equal to the amount of compensation remaining to be paid to the executive under the agreement for the balance of the three-year term.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company's common stock as of December 20, 2002 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 20, 2002, and shares of the Company's common stock subject to the conversion of convertible debentures outstanding as of December 20, 2002, are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


                                             Shares  Beneficially
                                                    Owned
                                          --------------------------
Name and Address of Beneficial Owner (1)     Number         Percent
                                          ----------------  --------
O. B. Parrish (2). . . . . . . . . . . .          978,501       5.2%
William R. Gargiulo, Jr. (2) . . . . . .          390,001       2.1%
Mary Ann Leeper, Ph.D. (2) . . . . . . .          598,401       3.2%
Stephen M. Dearholt (3). . . . . . . . .        4,435,305      20.8%
David R. Bethune . . . . . . . . . . . .           32,500         *
James R. Kerber (4). . . . . . . . . . .          563,710       3.0%
Michael R. Walton (5). . . . . . . . . .          692,566       3.8%
Richard E. Wenninger(6). . . . . . . . .        3,414,373      17.1%
Gary Benson (7). . . . . . . . . . . . .        1,429,166       7.3%
All directors, nominees and
 executive officers, as a group
 (12 persons) (2)(3)(4)(5)(6). . . . . .       10,648,412      44.9%

*Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60610; the address of Mr. Dearholt is 759 North Milwaukee Street, Suite 316, Milwaukee, WI 53202; the address of Mr. Kerber is 8547 East Arapahoe Road, #J217, Englewood, CO 80112; the address of Mr. Walton is 1626 North Prospect Avenue, No. 2310, Milwaukee, WI 53202; the address of Mr. Wenninger is 855 W. Dean Road,
     Milwaukee, WI 53217; and the address of Mr. Benson is Regency Athletic Club, 1300 Nicollet Mall, Suite 600, Minneapolis, MN 55403.

(2) Includes 294,501 shares owned by and 60,000 shares under option to Phoenix of Illinois. Under the rules of the SEC, Messrs. Parrish and Gargiulo and Dr. Leeper may be deemed to share voting and dispositive power as to such shares since Mr. Gargiulo is a trustee of a trust which is a shareholder, and Mr. Parrish and Dr. Leeper are officers, directors and shareholders, of Phoenix of Illinois. For Dr. Leeper, also includes 243,900 shares owned by her; for Mr. Parrish, also includes 187,500 shares owned by him, 36,500 shares under warrants to him and 400,000 shares under warrants held by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power; and for Mr. Gargiulo, also includes 35,500 shares owned by him.

(3) Includes 704,405 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 9,680 shares held by Response Marketing Money Purchase Plan, 17,200 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, 18,100 shares held by Mr. Dearholt's minor child, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock, except that North Central Trust has the sole power to vote and dispose of the 9,680 shares of common stock held by the Response Marketing Money Purchase Plan. Also includes warrants to purchase 2,922,500 shares of common stock (of which warrants to purchase up to 1,100,000 shares have been pledged to a bank to secure a guarantee by Mr. Dearholt on behalf of the Company).

(4) Includes 200,000 shares subject to exercise of warrants. The warrants have been pledged to a bank to secure a guarantee by Mr. Kerber on behalf of the Company.

(5) Consists of 492,058 shares of common stock owned directly by Mr. Walton, 30,900 shares subject to exercise of warrants held by Mr. Walton, and 169,608 shares of common stock held by a trust of which Mr. Walton is trustee.

(6) Includes (a) 500,000 shares of common stock subject to conversion of a convertible debenture due March 30, 2004 (based upon $250,000 of principal under such convertible debenture, divided by the conversion rate of $0.50),
     (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), and (c) 1,100,000 shares of common stock subject to exercise of warrants, consisting of a warrant to purchase 100,000 shares and a warrant to purchase a maximum of 1,000,000 shares. The warrants described in (c) above have been pledged to a bank to secure a guarantee by Mr. Wenninger on behalf of the Company.

(7) Consists of 329,166 shares of common stock and warrants to purchase 1,100,000 shares of common stock owned by Goben Enterprises, LP, a limited partnership of which Mr. Benson is a general partner.

Equity Compensation Plan Information

     The following table summarizes share information, as of September 30, 2002, for the Company's equity compensation plans and arrangements. These plans and arrangements were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.


                                           NUMBER OF                                      NUMBER OF
                                      COMMON SHARES TO BE      WEIGHTED-AVERAGE         COMMON SHARES
                                      ISSUED UPON EXERCISE     EXERCISE PRICE OF     AVAILABLE FOR FUTURE
                                     OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,  ISSUANCE UNDER EQUITY
PLAN CATEGORY                         WARRANTS, AND RIGHTS    WARRANTS, AND RIGHTS    COMPENSATION PLANS
-------------                        -----------------------  --------------------  ---------------------

Equity compensation plans
 approved by shareholders . . . . . .               -                     -                       -

Equity compensation plans
 not approved by shareholders . . . .       5,133,400                $ 0.61               2,245,808
                                            ---------                ------               ---------

Total                                       5,133,400                $ 0.61               2,245,808


The Company's equity compensation plans include the 1997 Stock Option Plan, the 1997 Outside Director Stock Option Plan, special option grants to three persons and warrant issuances to nine persons. All of the shares available for future issuance are under the Company's stock option plans. Shares of the Company's common stock are authorized for issuance under the 1997 Stock Option Plan to employees, officers and key executives of the Company and its subsidiaries and shares of the Company's common stock are authorized for issuance under the 1997 Outside Director Stock Option Plan to outside directors of the Company. The Board of Directors administers both plans. Options granted are nonqualified stock options under the Internal Revenue Code. Options expire at such time as the Board of Directors determines, provided that no stock option may be exercised later than the tenth anniversary of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the participant only by him or her. The option price per share is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted.

The Company issued two options to purchase an aggregate of 150,000 shares of common stock to a consultant with an exercise price of $0.66 per share for each option and an expiration date of December 31, 2011 as to 50,000 shares and June 30, 2012 as to 100,000 shares. The Company issued options to purchase 90,000 shares of common stock to Phoenix of Illinois with an exercise price of $2.00 per share and an expiration date of November 20, 2004. The Company issued an option to purchase 30,000 shares of common stock to a professional advisor with an exercise price of $2.00 per share and an expiration date of September 20, 2004.

On May 17, 1999, the Company issued warrants to purchase 337,500 shares of common stock to a placement agent with an exercise price of $1.00 per share and an expiration date of May 17, 2004. On September 19, 1997, the Company issued warrants to purchase 30,900 shares of common stock to a financial consultant with an exercise price of $2.50 per share and an expiration date of September 19, 2006. On September 4, 1998, the Company issued warrants to purchase 75,000 shares of common stock to an investment banking firm with an exercise price of $2.25 per share and an expiration date of July 30, 2003.

The Company may also issue up to 4,100,000 shares of common stock under warrants issued to six guarantors of the Company's credit facility with Heartland Bank. For additional information regarding these warrants, see Note 4 to the financial statements.

Item  12.  Certain  Relationships  and  Related  Transactions

On February 18, 1999, the Company borrowed $50,000 from O.B. Parrish, its Chairman and Chief Executive Officer. The borrowing was completed through the execution of a $50,000, one-year promissory note payable by the Company to Mr. Parrish and a Note Purchase and Warrant Agreement and Stock Issuance Agreement. Mr. Parrish was granted warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $1.35 per share. The exercise price of the warrants equaled 80% of the average market price of the Company's common stock for the five trading days prior to the date of issuance. The warrants expire upon the earlier of their exercise or nine years after the date of their issuance. Effective February 18, 2000, the Company extended the due date of the note to February 18, 2001, and in connection with this extension, the Company issued to Mr. Parrish warrants to purchase 12,500 shares of the Company's common stock at an exercise price of $0.72 per share, which equaled 80% of the average market price of the Company's common stock for the five trading days prior to the date of issuance. Effective February 18, 2001, the Company extended the due date of the note to February 18, 2002, and in connection with this extension, the Company issued to Mr. Parrish warrants to purchase 14,000 shares of the Company's common stock at an exercise price of $0.40 per share, which equaled 75% of the average market price of the Company's common stock for the fair trading days prior to the date of issuance. The warrants expire upon the earlier of their exercise or ten years after the date of their issuance. The Company also granted Mr. Parrish securities registration rights for any common stock he receives from the Company under these warrants or the Stock Issuance Agreement. The Company subsequently repaid this note in full.

On February 12, 1999, the Company borrowed $250,000 from Mr. Dearholt. The borrowing was completed through the execution of a $250,000, one-year promissory note payable by the Company to Mr. Dearholt. As part of this transaction, the Company entered into a Note Purchase and Warrant Agreement and a Stock Issuance Agreement. Mr. Dearholt received a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $1.248 per share. The exercise price of the warrants equaled 80% of the average market price of the Company's common stock for the five trading days prior to the date of issuance. The warrants expire upon the earlier of their exercise or nine years after the date of their issuance. Effective February 12, 2000, the Company extended the due date of the note to February 12, 2001, and in connection with this extension, the Company issued to Mr. Dearholt warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $0.77 per share, which equaled 80% of the average market price of the Company's common stock for the five trading days prior to the date of issuance. Effective February 12, 2001, the Company extended the due date of the note to February 12, 2002, and, in connection with this extension, the Company issued to Mr. Dearholt warrants to purchase 70,000 shares of the Company's common stock at an exercise price of $0.40 per share, which equaled 75% of the average market price of the Company's common stock for the five trading days prior to the date of issuance. The warrants expire upon the earlier of their exercise or ten years after the date of their issuance. The Company also granted Mr. Dearholt securities registration rights for any common stock he receives from the Company under these warrants or the Stock Issuance Agreement. The Company subsequently repaid this note in full.

On  March  25,  1997, 1998, 1999, 2000, 2001 and 2002, the Company extended a $1 million, one-year promissory note payable by it to Mr. Dearholt for a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2003 and bears interest at 12% annually, payable monthly. The borrowing transactions were effected in the form of a promissory note from the Company to Mr. Dearholt and related Note Purchase and Warrant Agreements and a Stock Issuance Agreement. Under the 1997, 1998 and 1999 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock in 1997 at an exercise price of $1.848 per share, 200,000 shares of common stock in 1998 at an exercise price of $2.25 per share and 200,000 shares of the Company's common stock in 1999 at an exercise price of $1.16 per share. In connection with the extension of the note to March 25, 2001, the Company issued warrants to purchase 280,000 shares of the Company's common stock in 2000 at an exercise price of $0.71 per share. In connection with the extension of the note to March 25, 2002, the Company issued warrants to purchase 280,000 shares of the Company's common stock in 2001 at an exercise price of $0.40 per share. In connection with the extension of the note to March 25, 2003, the Company issued warrants to purchase 300,000 shares of the Company's common stock in 2002 at an exercise price of $1.18 per share. In each case, the exercise price of the warrants equaled 80% of the market price of the Company's common stock on the date of issuance. The warrants expire upon the earlier of their exercise or on March 25, 2005 for the warrants issued in 1997, March 25, 2007 for the warrants issued in 1998, March 25, 2009 for the warrants issued in 1999, March 25, 2010 for the warrants issued in 2000, March 25, 2011 for the warrants issued in 2001 and March 25, 2014 for the warrants issued in 2002. Under the Stock Issuance Agreement, if the Company fail to pay the $1 million under the note when due, the Company must issue 200,000 shares of the Company's common stock to Mr. Dearholt. This issuance will not, however, alleviate the Company's liability under the note. The Company also granted Mr. Dearholt securities registration rights for any common stock he receives from the Company under these warrants or the Stock Issuance Agreement.

The Company entered into a loan agreement on May 18, 2001, providing for a three-year loan commitment from a bank of up to $2,000,000. The Company may borrow under this loan agreement from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In May 2001, the Company borrowed a total of $1.5 million under this loan agreement. Five persons provided guarantees equal in total to the $1.5 million outstanding under the loan. The guarantors included
James R. Kerber, a member of the Company's board of directors, Stephen M. Dearholt, a member of the Company's board of directors, Richard E. Wenninger, a member of the Company's board of directors, and a trust for the benefit of O.B. Parrish, the Company's Chairman of the Board and Chief Executive Officer. Each guarantor may be liable to the lender for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of the Company's common stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of the Company's common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 per share or more than $1.00 per share. The Company also issued additional warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.50 per share to each of Stephen M. Dearholt and Richard E. Wenninger because each of them guaranteed $500,000 under the loan. The Company granted all of the guarantors registration rights which require that the Company register the shares of common stock underlying the warrants.

Effective March 30, 2001, the Company issued a $250,000 convertible debenture to Richard E. Wenninger. Mr. Wenninger subsequently became a member of the Company's board of directors in July 2001. The convertible debenture bears interest at 12% per year and has a three-year term. Mr. Wenninger may convert the convertible debenture into common stock at any time based on a conversion rate of $0.50 per share.

In  August  2001, the Company issued 1,000,000 shares of common stock to Richard
E. Wenninger for a total purchase price of $500,000. The Company granted Mr. Wenninger registration rights which require that the Company register the shares of common stock it issued to Mr. Wenninger.

During fiscal 2001, the Company's board of directors elected to extend the terms of warrants held by Mr. Dearholt, consisting of warrants issued in 1995 and 1996 to purchase a total of 240,000 shares of the Company's common stock at exercise prices between $3.00 and $3.10, for an additional five years.

During fiscal 2002, the Company's board of directors elected to extend the terms of warrants held by Mr. Walton, consisting of warrants issued in 1997 to purchase 30,900 shares of the Company's common stock at an exercise price of $2.50, for an additional four years.

During September 2002, the Company offered the holders of the its outstanding preferred stock the right to convert their shares of preferred stock into shares of common stock based on a price of $1.80 per share, the closing price of the common stock on September 4, 2002. This resulted in a conversion rate of approximately 1.39 shares of common stock per share of preferred stock rather than the 1 to 1 conversion rate set forth in the Company's Articles of Incorporation. Effective September 20, 2002, a total of 594,000 shares of Series 1 Preferred Stock were converted into a total of 824,911 shares of common stock. 309,000 shares of preferred stock beneficially owned by Mr. Walton were converted into 429,166 shares of common stock and 60,000 shares of preferred stock beneficially owned by Mr. Wenninger were converted into 83,333 shares of common stock.

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

Item  13.  Exhibits  and  Reports  On  Form  8-K.

A.     Documents  Filed  as  a  Part  of  This  Report:

1.     Financial  Statements.
The  following  consolidated financial statements of the Company are included in
Item  8  hereof:

Consolidated  Balance  Sheet  -  September  30,  2002

Consolidated  Statements of Operations - Years ended September 30, 2002 and 2001

Consolidated Statements of Stockholders' Equity - Years ended September 30, 2002 and 2001

Consolidated  Statements of Cash Flows - Years ended September 30, 2002 and 2001

Notes  to  Consolidated  Financial  Statements

2.  Financial  Statement  Schedules.

None.

3.  Exhibits  Filed:


EXHIBIT NO.                             DESCRIPTION
------------  --------------------------------------------------------------------

        3.1   Amended and Restated Articles of Incorporation of the
              Company.(20)

        3.2   Articles of Amendment to the Amended and Restated Articles of
              Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (26)

        3.3   Articles of Amendment to the Amended and Restated Articles of
              Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (33)

        3.4   Amended and Restated By-Laws of the Company.(3)

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

      10.70   Warrant dated May 18, 2001 from the Company to Tom Bodine. (28)

      10.71   Warrant dated May 18, 2001 from the Company to The Geneva O.
              Parrish 1996 Living Trust. (28)

      10.72   Warrants dated May 23, 2001 from the Company to Richard E.
              Wenninger. (28)

      10.73 Registration Rights Agreement, dated as of May 18, 2001, among the Company and certain guarantors. (28)

      10.74 Exclusive Distribution Agreement, dated October 18, 2001, between the Company and Total Access Group. (29)

      10.75 Memorandum of Understanding, dated as of November 12, 2001, between the Company and Hindustan Latex Limited. (30)

      10.76   Warrant dated December 18, 2001 from the Company to Dr. Jerry
              Kinder (31)

      10.77   Warrant dated December 20, 2001 from the Company to Tom Bodine
              (31)



      10.78   Warrant dated February 20, 2002 from the Company to Gerald Stein
              (31)

      10.79   Amended and Restated Promissory Note to Stephen M. Dearholt for
              1,000,000 dated March 25, 2002 and related warrants. (32)

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

(27) Incorporated  herein  by  reference  to  the  Company's  June 30, 2001 Form
     10-QSB.

(28) Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on November 13, 2001.

(29) Incorporated herein by reference to Amendment No. 1 to the Company's Form SB-2 Registration Statement filed on February 6, 2002.

(30) Incorporated herein by reference to Amendment No. 2 to the Company's Form SB-2 Registration Statement filed on February 27, 2002.

(31) Incorporated herein by reference to Amendment No. 3 to the Company's Form SB-2 Registration Statement filed on March 18, 2002.

(32) Incorporated  herein  by  reference  to  the  Company's March 31, 2002 Form
     10-QSB.


B.  Reports  on  Form  8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Item  14.  Controls  and  Procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE  FEMALE  HEALTH  COMPANY

BY:  /s/ O.B.  Parrish
    ---------------------
O.B.  Parrish,  Chairman,
Chief  Executive  Officer

      /s/  Robert  R.  Zic
    ----------------------
Robert  R.  Zic,
Principal Accounting Officer

Date:  December  26,  2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                               Title                    Date
/s/ O.B. Parrish             Chairman of the Board         December 26, 2002
-----------------------      Chief Executive Officer,
O.B. Parrish                 and Director


/s/ Mary Ann Leeper          President, Chief Operating    December 26, 2002
---------------------------  Officer and Director
Mary Ann Leeper, Ph.D.

/s/ Robert Zic               Principal Accounting Officer  December 26, 2002
------------------------
Robert Zic

/s/ William R. Gargiulo      Secretary and Director        December 26, 2002
-------------------------
William R. Gargiulo


/s/ David R. Bethune         Director                      December 26, 2002
-------------------------
David R. Bethune


/s/ Stephen M. Dearholt      Director                      December 26, 2002
-------------------------
Stephen M. Dearholt

/s/ Michael R. Walton        Director                      December 26, 2002
-------------------------
Michael R. Walton

                             Director                      December 26, 2002
------------------------
James R. Kerber

                             Director                      December 26, 2002
------------------------
Richard E. Wenninger

                                  CERTIFICATION


I, O.B. Parrish, Chief Executive Officer of The Female Health Company, certify that:

     1. I have reviewed this annual report on Form 10-K of The Female Health Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  December  27,  2002


                                                     /s/ O.B. Parrish
                                                     -------------------------
                                                     O.B.  Parrish
                                                     Chief  Executive  Officer

                                  CERTIFICATION


I, Robert R. Zic, Principal Accounting Officer of The Female Health Company, certify that:

     1. I have reviewed this annual report on Form 10-K of The Female Health Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  December  27,  2002

                                                  /s/ Robert R. Zic
                                                  -----------------------------
                                                  Robert  R.  Zic
                                                  Principal  Accounting  Officer

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Document                                                                              Page  No.
--------                                                                              ---------

Audited Consolidated Financial Statements.
Report of McGladrey & Pullen, LLP, Independent Auditors. . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheet as of September 30, 2002. . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for the years ended
  September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . .  F-5 and F-6
Consolidated Statements of Cash Flows for the years ended
  September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7 and F-8
  Notes to Consolidated Financial Statements.. . . . . . . . . . . . . . . . . . . . .  F-9 through F-26

                          INDEPENDENT AUDITOR'S  REPORT


To  the  Board  of  Directors  and  Stockholders
The  Female  Health  Company  and  Subsidiaries
Chicago,  Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and Subsidiaries, as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that The Female Health Company will continue as a going concern. As more fully described in Note 16, the Company has experienced slower than expected growth in revenues from its sole product, which has adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that may result from the outcome of this uncertainty.

Schaumburg,  Illinois
November 12, 2002, except for the waiver of loan covenant violations discussed in Note 4, as to which the date is December 13, 2002.

THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  2002



ASSETS
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    558,643
  Accounts receivable, net of allowance for doubtful accounts
    of $18,000 and allowance for product returns of $5,000 . . . . . .     2,421,425
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       913,184
  Prepaid expenses and other current assets. . . . . . . . . . . . . .       244,224
                                                                        -------------
          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .     4,137,476
                                                                        -------------

Other Assets
  Certificate of deposit . . . . . . . . . . . . . . . . . . . . . . .       121,042
  Intellectual property, net of accumulated amortization of $776,213 .       388,162
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       157,555
                                                                        -------------
                                                                             666,759
                                                                        -------------

Equipment and Furniture and Fixtures
  Equipment, furniture and fixtures. . . . . . . . . . . . . . . . . .     4,049,041
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .     3,290,406
                                                                        -------------
                                                                             758,635
                                                                        -------------

                                                                        $  5,562,870
                                                                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable, related party, net of unamortized discount of $147,651  $    852,349
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       524,947
  Current maturities of obligations under capital leases . . . . . . .        24,542
  Accrued expenses and other current liabilities . . . . . . . . . . .       691,954
  Preferred dividends payable. . . . . . . . . . . . . . . . . . . . .       133,996
                                                                        -------------
          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .     2,227,788
                                                                        -------------

Long-Term Liabilities
  Note payable, bank, net of unamortized discount of $972,454. . . . .       927,546
  Obligations under capital leases . . . . . . . . . . . . . . . . . .        52,912
  Convertible debentures . . . . . . . . . . . . . . . . . . . . . . .       450,000
  Deferred gain on sale of facility. . . . . . . . . . . . . . . . . .     1,274,339
                                                                        -------------
                                                                           2,704,797
                                                                        -------------
Stockholders' Equity
  Convertible preferred stock, Series 1, par value $.01 per share.
    Authorized 5,000,000 shares; issued and outstanding 66,000 shares.           660
  Common stock, par value $.01 per share. Authorized 35,500,000
    shares; issued and outstanding 18,042,384 shares.. . . . . . . . .       180,424
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    54,990,237
  Unearned consulting fees . . . . . . . . . . . . . . . . . . . . . .      (173,013)
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . .      (641,017)
  Accumulated other comprehensive income . . . . . . . . . . . . . . .       224,953
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (53,919,883)
                                                                        -------------
                                                                             662,361
  Treasury stock, at cost, 20,000 shares of common stock . . . . . . .       (32,076)
                                                                        -------------
                                                                             630,285
                                                                        -------------

                                                                        $  5,562,870
                                                                        =============
See Notes to Consolidated Financial Statements.

THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  SEPTEMBER  30,  2002  AND  2001



                                                               2002          2001
                                                           ------------  ------------
Net revenues. . . . . . . . . . . . . . . . . . . . . . .  $ 8,416,512   $ 6,716,174

Cost of products sold . . . . . . . . . . . . . . . . . .    4,855,321     4,406,110
                                                           ------------  ------------

          GROSS PROFIT. . . . . . . . . . . . . . . . . .    3,561,191     2,310,064
                                                           ------------  ------------

Operating expenses:
  Advertising and promotion . . . . . . . . . . . . . . .       43,832       129,155
  Selling, general and administrative . . . . . . . . . .    3,064,683     2,539,037
  Out of court settlement costs . . . . . . . . . . . . .    1,258,210             -
  Stock compensation. . . . . . . . . . . . . . . . . . .    1,863,956       123,758
                                                           ------------  ------------
          Total operating expenses. . . . . . . . . . . .    6,230,681     2,791,950
                                                           ------------  ------------

          OPERATING (LOSS). . . . . . . . . . . . . . . .   (2,669,490)     (481,886)
                                                           ------------  ------------

Nonoperating income (expense):
  Interest expense. . . . . . . . . . . . . . . . . . . .     (817,714)     (702,039)
  Interest income . . . . . . . . . . . . . . . . . . . .        6,042        12,669
                                                           ------------  ------------
                                                              (811,672)     (689,370)
                                                           ------------  ------------

          NET (LOSS). . . . . . . . . . . . . . . . . . .   (3,481,162)   (1,171,256)

Preferred dividends, Series 1 . . . . . . . . . . . . . .      132,005       133,000
                                                           ------------  ------------

          Net (loss) attributable to common stockholders.  $(3,613,167)  $(1,304,256)
                                                           ============  ============

          Net (loss) per common share outstanding . . . .  $     (0.22)  $     (0.09)

Weighted average common shares outstanding. . . . . . . .   16,244,920    14,630,970


See Notes to Consolidated Financial Statements.


THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
YEARS  ENDED  SEPTEMBER  30,  2002  AND  2001



                                                                                                                       Accumulated
                                                                                  Additional   Unearned                   Other
                                                            Preferred   Common     Paid-in    Consulting  Deferred    Comprehensive
                                                             Stock       Stock     Capital      Fees     Compensation    Income
                                                            ---------   ------    ----------  ---------- ------------ -------------
Balance at September 30, 2000. . . . . . . . . . . . . .  $     6,600   $138,037  $48,231,986  $(90,815)  $        -     $ 55,661
Issuance of 200,000 shares of Common Stock for
 consulting services . . . . . . . . . . . . . . . . . .            -      2,000       91,760   (93,760)           -            -
Issuance of warrants with note payable, bank . . . . . .            -          -      938,378         -            -            -
Issuance of warrants with notes payable, related parties            -          -      144,813         -            -            -
Renewal of expired warrants. . . . . . . . . . . . . . .            -          -       22,661         -            -            -
Issuance of 54,322 shares of Common Stock as payment of
 interest on debentures. . . . . . . . . . . . . . . . .            -        543       27,353         -            -            -
Issuance of 34,908 shares of Common Stock as payment of
 preferred stock dividends . . . . . . . . . . . . . . .            -        349       23,651         -            -            -
Preferred Stock dividends. . . . . . . . . . . . . . . .            -          -            -         -            -            -
Issuance of 1,600,000 shares of Common Stock . . . . . .            -     16,000      784,000         -            -            -
Amortization of unearned consulting fees . . . . . . . .            -          -            -   123,758            -            -
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . . . . . . . . .            -          -            -         -            -            -
  Foreign currency translation adjustment. . . . . . . .            -          -            -         -            -      (31,860)

Comprehensive income (loss). . . . . . . . . . . . . . .
                                                          ------------  --------  -----------  ---------  ----------     ---------

Balance at September 30, 2001. . . . . . . . . . . . . .  $     6,600   $156,929  $50,264,602  $(60,817)  $        -     $ 23,801
                                                          ============  ========  ===========  =========  ==========     =========

                                                                           Cost of
                                                           Accumulated    Treasury
                                                             Deficit       Stock       Total
                                                           -----------    --------     -----
Balance at September 30, 2000. . . . . . . . . . . . . .  $(49,002,460)  $(32,076)  $  (693,067)
Issuance of 200,000 shares of Common Stock for
 consulting services . . . . . . . . . . . . . . . . . .             -          -             -
Issuance of warrants with note payable, bank . . . . . .             -          -       938,378
Issuance of warrants with notes payable, related parties             -          -       144,813
Renewal of expired warrants. . . . . . . . . . . . . . .             -          -        22,661
Issuance of 54,322 shares of Common Stock as payment of
 interest on debentures. . . . . . . . . . . . . . . . .             -          -        27,896
Issuance of 34,908 shares of Common Stock as payment of
 preferred stock dividends . . . . . . . . . . . . . . .             -          -        24,000
Preferred Stock dividends. . . . . . . . . . . . . . . .      (133,000)         -      (133,000)
Issuance of 1,600,000 shares of Common Stock . . . . . .             -          -       800,000
Amortization of unearned consulting fees . . . . . . . .             -          -       123,758
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . . . . . . . . .    (1,171,256)         -    (1,171,256)
  Foreign currency translation adjustment. . . . . . . .             -          -       (31,860)
                                                                                    ------------
Comprehensive income (loss). . . . . . . . . . . . . . .                             (1,203,116)
                                                          -------------  ---------  ------------

Balance at September 30, 2001. . . . . . . . . . . . . .  $(50,306,716)  $(32,076)  $    52,323
                                                          =============  =========  ============


THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
YEARS  ENDED  SEPTEMBER  30,  2002  AND  2001



                                                                                           Additional    Unearned
                                                                    Preferred   Common      Paid-in     Consulting     Deferred
                                                                     Stock       Stock      Capital        Fees      Compensation
                                                                    ---------   ------      -------     ----------   ------------
Balance at September 30, 2001 (balance forwarded). . . . . . . .  $     6,600   $156,929  $50,264,602   $ (60,817)  $           -
Issuance of 100,000 shares of Common Stock for
consulting services. . . . . . . . . . . . . . . . . . . . . . .            -      1,000       66,000     (67,000)              -
Issuance of 150,000 stock options for consulting services. . . .            -          -      188,830    (188,830)              -
Conversion of 594,000 shares of Preferred Stock
into 824,991 shares of Common Stock. . . . . . . . . . . . . . .       (5,940)     8,250       (2,310)          -               -
Issuance of 92,549 shares of Common Stock upon
 exercise of stock options . . . . . . . . . . . . . . . . . . .            -        925       42,083           -               -
Issuance of 450,000 shares of Common Stock and extension
of warrants for out of court settlement. . . . . . . . . . . . .            -      4,500    1,253,710           -               -
Stock compensation relating to the Company's stock option plans.            -          -    1,720,322           -               -
Issuance of 469,000 restricted shares of Common Stock. . . . . .            -      4,690      503,559           -        (641,017)
Issuance of 183,150 shares of Common Stock upon
 exercise of stock warrants. . . . . . . . . . . . . . . . . . .            -      1,832       98,168           -               -
Issuance of warrants with note payable, bank . . . . . . . . . .            -          -      415,427           -               -
Issuance of warrants with note payable, related party. . . . . .            -          -      265,710           -               -
Renewal of expired warrants. . . . . . . . . . . . . . . . . . .            -          -       30,436           -               -
Issuance of 39,180 shares of Common Stock as payment of
 interest on debentures. . . . . . . . . . . . . . . . . . . . .            -        392       49,608           -               -
Issuance of 70,585 shares of Common Stock as payment of
 preferred stock dividends . . . . . . . . . . . . . . . . . . .            -        706       35,292           -               -
Preferred Stock dividends. . . . . . . . . . . . . . . . . . . .            -          -            -           -               -
Issuance of 120,000 shares of Common Stock . . . . . . . . . . .            -      1,200       58,800           -               -
Amortization of unearned consulting fees . . . . . . . . . . . .            -          -            -     143,634               -
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .            -          -            -           -               -
  Foreign currency translation adjustment. . . . . . . . . . . .            -          -            -           -               -

Comprehensive income (loss). . . . . . . . . . . . . . . . . . .
                                                                  ------------  --------  ------------  ----------  --------------

Balance at September 30, 2002. . . . . . . . . . . . . . . . . .  $       660   $180,424  $54,990,237   $(173,013)  $    (641,017)
                                                                  ============  ========  ============  ==========  ==============


See Notes to Consolidated Financial Statements.

                                                                                                      Accumulated
                                                                                Cost of                  Other
                                                                Accumulated    Treasury               Comprehensive
                                                                 Deficit         Stock      Total       Income
                                                                -----------    --------     -----     -------------
Balance at September 30, 2001 (balance forwarded). . . . . . . .  $ 23,801  $(50,306,716)  $(32,076)  $    52,323
Issuance of 100,000 shares of Common Stock for
 consulting services . . . . . . . . . . . . . . . . . . . . . .         -             -          -             -
Issuance of 150,000 stock options for consulting services. . . .         -             -          -             -
Conversion of 594,000 shares of Preferred Stock
 into 824,991 shares of Common Stock . . . . . . . . . . . . . .         -             -          -             -
Issuance of 92,549 shares of Common Stock upon
 exercise of stock options . . . . . . . . . . . . . . . . . . .         -             -          -        43,008
Issuance of 450,000 shares of Common Stock and extension
 of warrants for out of court settlement . . . . . . . . . . . .         -             -          -     1,258,210
Stock compensation relating to the Company's stock option plans.         -             -          -     1,720,322
Issuance of 469,000 restricted shares of Common Stock. . . . . .         -             -          -      (132,768)
Issuance of 183,150 shares of Common Stock upon
 exercise of stock warrants. . . . . . . . . . . . . . . . . . .         -             -          -       100,000
Issuance of warrants with note payable, bank . . . . . . . . . .         -             -          -       415,427
Issuance of warrants with note payable, related party. . . . . .         -             -          -       265,710
Renewal of expired warrants. . . . . . . . . . . . . . . . . . .         -             -          -        30,436
Issuance of 39,180 shares of Common Stock as payment of
 interest on debentures. . . . . . . . . . . . . . . . . . . . .         -             -          -        50,000
Issuance of 70,585 shares of Common Stock as payment of
 preferred stock dividends . . . . . . . . . . . . . . . . . . .         -             -          -        35,998
Preferred Stock dividends. . . . . . . . . . . . . . . . . . . .         -      (132,005)         -      (132,005)
Issuance of 120,000 shares of Common Stock . . . . . . . . . . .         -             -          -        60,000
Amortization of unearned consulting fees . . . . . . . . . . . .         -             -          -       143,634
Comprehensive income (loss):
  Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .         -    (3,481,162)         -    (3,481,162)
  Foreign currency translation adjustment. . . . . . . . . . . .   201,152             -          -       201,152
                                                                                                      ------------
Comprehensive income (loss). . . . . . . . . . . . . . . . . . .                                       (3,280,010)
                                                                  --------  -------------  ---------  ------------

Balance at September 30, 2002. . . . . . . . . . . . . . . . . .  $224,953  $(53,919,883)  $(32,076)  $   630,285
                                                                  ========  =============  =========  ============


See Notes to Consolidated Financial Statements.

THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  SEPTEMBER  30,  2002  AND  2001




                                                                   2002          2001
                                                               ------------  ------------
OPERATING ACTIVITIES
  Net (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $(3,481,162)  $(1,171,256)
    Adjustments to reconcile net (loss) to net cash (used in)
      operating activities:
      Depreciation. . . . . . . . . . . . . . . . . . . . . .      410,173       425,795
      Amortization of intellectual property rights. . . . . .      109,245       106,779
      (Recovery of) inventory obsolescence. . . . . . . . . .       (1,768)      (28,623)
      (Recovery of) doubtful accounts, returns and discounts.       (4,554)     (135,593)
      Interest added to certificate of deposit. . . . . . . .       (6,042)            -
      Amortization of unearned consulting fees. . . . . . . .      143,634       123,758
      Amortization of discounts on notes payable
        and convertible debentures. . . . . . . . . . . . . .      458,501       375,541
      Amortization of deferred income realized on UK grant. .      (26,557)      (25,956)
      Amortization of deferred gain on sale and leaseback
        of building . . . . . . . . . . . . . . . . . . . . .      (83,896)      (82,000)
      Out of court settlement . . . . . . . . . . . . . . . .    1,258,210             -
      Stock compensation. . . . . . . . . . . . . . . . . . .    1,720,322             -
      Gain on sale of equipment and furniture and fixtures. .       (1,105)            -
      Changes in operating assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . .     (801,872)     (466,630)
       Inventories. . . . . . . . . . . . . . . . . . . . . .     (237,449)      (97,696)
       Prepaid expenses and other assets. . . . . . . . . . .     (114,357)      (41,565)
       Accounts payable . . . . . . . . . . . . . . . . . . .       31,747       135,609
       Accrued expenses and other current liabilities . . . .      248,279       256,818
                                                               ------------  ------------
          NET CASH (USED IN) OPERATING ACTIVITIES . . . . . .     (378,651)     (625,019)
                                                               ------------  ------------

INVESTING ACTIVITIES
  Purchase of certificate of deposit. . . . . . . . . . . . .            -      (115,000)
  Capital expenditures. . . . . . . . . . . . . . . . . . . .      (35,009)      (57,791)
  Proceeds on sale of equipment and furniture and fixtures. .        1,105             -
                                                               ------------  ------------

          NET CASH (USED IN) INVESTING ACTIVITIES . . . . . .      (33,904)     (172,791)
                                                               ------------  ------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock. . . . . . . . . . .       60,000       800,000
  Proceeds from exercised stock options . . . . . . . . . . .       43,008             -
  Proceeds from exercise of common stock warrants . . . . . .      100,000             -
  Proceeds from note payable, bank. . . . . . . . . . . . . .      500,000     1,500,000
  Payments on note payable, bank. . . . . . . . . . . . . . .     (100,000)            -
  Proceeds from convertible debentures issued . . . . . . . .            -       450,000
  Payments on convertible debentures. . . . . . . . . . . . .            -    (1,500,000)
  Dividend paid on preferred stock. . . . . . . . . . . . . .      (95,825)     (107,186)
  Payments on related party notes . . . . . . . . . . . . . .            -      (300,000)
  Payments on capital lease obligations . . . . . . . . . . .       (8,403)            -
                                                               ------------  ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . .      498,780       842,814
                                                               ------------  ------------

(continued)

THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  SEPTEMBER  30,  2002  AND  2001



                                                                        2002        2001
                                                                     ----------  -----------
Effect of exchange rate changes on cash . . . . . . . . . . . . . .  $    3,012  $  (32,720)
                                                                     ----------  -----------

          Net increase in cash. . . . . . . . . . . . . . . . . . .      89,237      12,284

Cash at beginning of year . . . . . . . . . . . . . . . . . . . . .     469,406     457,122
                                                                     ----------  -----------

Cash at end of year . . . . . . . . . . . . . . . . . . . . . . . .  $  558,643  $  469,406
                                                                     ==========  ===========

Supplemental Cash Flow Disclosures:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .  $  381,578  $  303,837

Supplemental Schedule of Noncash Investing and Financing Activities:
  Issuance of warrants on notes payable . . . . . . . . . . . . . .  $  681,137  $1,105,852
  Common stock issued for payment of preferred stock dividends
    and convertible debenture interest. . . . . . . . . . . . . . .      85,998      51,896
  Preferred dividends declared, Series 1. . . . . . . . . . . . . .     132,005     133,000
  Renewal of notes payable with related parties . . . . . . . . . .   1,000,000   1,300,000
  Capital lease obligations incurred for capital expenditures . . .      81,076           -


See Notes to Consolidated Financial Statements.



THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.     NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  consolidation  and  nature  of  operations:  The  consolidated
----------------------------------------------------------
financial statements include the accounts of the Company and its wholly owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the "FC Female Condom" in the U.S., and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in over 100 countries. The product is marketed in 17 countries by various country-specific commercial partners. The Company's credit terms are primarily on a net 30-day basis.

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
     Furniture  and  fixtures       3  years

Intellectual property rights:  The Company holds patents on the female condom in
----------------------------
the United States, the European Union, Japan, Canada, Australia and The People's Republic of China and holds patents on the manufacturing technology in various countries. The Company has the registered trademark "FC Female Condom" in the United States and has trademarks on the names "femidom" and "femy" in certain foreign countries. Intellectual property rights are amortized on a straight-line basis over their estimated useful life of twelve years.

Financial  instruments:  The  Company has no financial instruments for which the
----------------------
carrying  value  materially  differs  from  fair  value.

Reclassification:  Certain expenses  on the statement of operations for the year
----------------
ended September 30, 2001 have been reclassified to be consistent with the presentation shown for the year ended September 30, 2002.

Revenue recognition:  Revenues from product sales are recognized as the products
-------------------
are  shipped  to  the  customers.

Stock-based  compensation:  The  value  of stock options awarded to employees is
-------------------------
measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. The Company has provided pro forma disclosures in Note 8 of net income as if the fair-value-based method prescribed by Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS 123), was used in measuring compensation expense.

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

New accounting pronouncements:  In July 2001, the Financial Accounting Standards
-----------------------------
Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of these Statements will have a significant effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

NOTE  1.     NATURE  OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantee contracts, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. FIN 45 is effective for financial statements issued for fiscal years ending after December 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

NOTE  2.     INVENTORIES

The  components  of  inventory  consist  of the following at September 30, 2002:

Raw  materials . . . . . . . . . . . .   $      574,952
Work  in  process. . . . . . . . . . .           84,880
Finished  goods. . . . . . . . . . . .          298,568
Less  allowance  for  obsolescence . .          (45,216)
                                         ---------------
                                         $      913,184
                                         ===============


NOTE  3.     OPERATING  LEASES  AND  RENTAL  EXPENSE

The Company has a lease agreement for office space with an unrelated third party which expires September 2006. The lease requires monthly payments of $5,763 plus real estate taxes, utilities, and maintenance expenses. The Company was required to make an initial security deposit of $115,000 which has been reduced to $92,000 as of September 30, 2002. The security deposit is in the form of an irrevocable letter of credit from a bank. The Bank presently requires the Company to hold a $92,000 certificate of deposit as collateral for the letter of credit.

The Company guaranteed an affiliate's lease with an unrelated third party which expired January 31, 2001. On November 1, 1998, the office space was sublet for the remaining term of the lease. Rental expense under the affiliate lease was $3,495 in 2001 which is net of sublease rentals of $9,891.

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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $396,021 (268,125 pounds) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make an initial security deposit of $396,021 (268,125 pounds) which has been reduced to $153,075 (97,500 pounds) and is included in other assets in the balance sheet at September 30, 2002. The facility had a net book value of $1,398,819 (810,845 pounds) on the date of the transaction. The $1,966,181 (1,139,155 pounds) gain which resulted from this transaction will be recognized ratably over the initial term of the lease.
Unamortized deferred gain as of September 30, 2002, was $1,274,339 (811,681 pounds).

The Company also leases equipment under lease agreements which expire at various dates between October 2004 and December 2005. The aggregate monthly rental was $3,405 at September 30, 2002.

NOTE  3.     OPERATING  LEASES  AND  RENTAL  EXPENSE  (CONTINUED)

Details of operating lease expense in total and separately for transactions with related parties are as follows:


                                              September 30,
                                             2002      2001
                                           --------  --------
Operating lease expense:
Factory and office leases . . . . . . . .  $622,037  $551,039
Affiliate lease (net of sublease rentals)         -     3,495
Other . . . . . . . . . . . . . . . . . .    10,217    20,000
                                           --------  --------
                                           $632,254  $574,534
                                           ========  ========




Future minimum payments under operating leases consisted of the following at September 30, 2002:


                        Operating
                        ----------
2003 . . . . . . . . .  $  473,733
2004 . . . . . . . . .     475,450
2005 . . . . . . . . .     472,434
2006 . . . . . . . . .     470,487
2007 . . . . . . . . .     396,020
Thereafter . . . . . .   3,645,853
                        ----------
Total minimum payments  $5,933,977
                        ==========




NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

During 2001, the Company renewed a $1,000,000 note with Mr. Dearholt, a current director of the Company. The outstanding note payable bears interest at 12 percent. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 280,000 shares of the Company's common stock at $0.40 per share which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $113,881. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2011. The discount in combination with the note's 12 percent coupon resulted in an effective interest rate of 25 percent on the note.

Additionally, during 2001 the Company renewed a $250,000 note with Mr. Dearholt and a $50,000 note with O.B. Parrish, also a current director of the Company. Each note payable bears interest at 12 percent. As part of the transactions, the Company issued Mr. Dearholt and Mr. Parrish warrants to purchase 70,000 and 14,000 shares of the Company's common stock, respectively, at $0.40 per share, which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the notes of $25,238 and $5,694, respectively. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2011 for each note. The discount in combination with the notes' 12 percent coupon resulted in an effective interest rate of 23 percent for each note. Both notes were paid off in June 2001.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

During 2002, the Company renewed the $1,000,000 note with Mr. Dearholt. The outstanding note payable bears interest at 12 percent and is payable in full in March 2003. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 300,000 shares of the Company's common stock at $1.18 per share which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $265,710. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2012. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 300,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 2002, net of unamortized discount of $147,651. The discount, in combination with the note's 12 percent coupon, resulted in an effective interest rate of 46 percent on the note.

On May 19 and June 3, 1999, the Company issued an aggregate of $1,500,000 of convertible debentures. Interest on the convertible debentures is due at a rate of 8 percent per annum, payable quarterly in either cash or, at the investor's option, common stock of the Company at its then current market value. Concurrent with obtaining the credit facility discussed in the next paragraph, the Company paid off $1,500,000 of convertible debentures which were due between May 19 and June 3, 2001.

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The Company may borrow under this credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125 percent of the amount outstanding under the credit facility. The unpaid balances on the credit facility are due May 18, 2004, and bear interest payable at an annual rate of 10 percent. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants. The Company paid dividends on the Company's Class A Preferred Stock - Series 1 and issued warrants on its short-term note, both of which are covenant violations of the credit facility. The violations were waived by the bank on December 13, 2002.

Heartland Bank was issued warrants to purchase the number of shares of the Company's common stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70 percent of the "market price" of the common stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00. In accounting for Heartland Bank's warrants, the Company has designated 1,000,000 warrants valued at $270,800 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. During 2001, the Company borrowed $1,500,000 under the credit facility and obtained personal guarantees of a total of 125 percent of the amount outstanding on the loan from five persons, three of which are current directors of the Company and one of which is a trust for the benefit of a current officer and director of the Company. During 2002, the Company borrowed the remaining $500,000 under the credit facility and obtained personal guarantees of a total of 125 percent of the amount outstanding on the loan from three additional persons. The Company paid down $100,000 on the credit facility in September 2002.

For giving their personal guarantees, the Company issued to the eight guarantors warrants to purchase the number of shares of the Company's common stock equal to the guarantee amount of each guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70 percent of the "market price" of the common stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT  (CONTINUED)

In 2001, the Company also issued additional warrants to purchase 100,000 shares of common stock to two guarantors with a warrant purchase price of $0.50 per share. In accounting for the guarantors' warrants related to the $1,500,000 borrowed in 2001, the Company designated 3,200,000 warrants valued at $667,578 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. The value of the warrants in combination with the credit facility's 10 percent coupon resulted in an effective interest rate of 50 percent on that portion of the note.

In 2002, the Company also issued additional warrants to purchase 100,000 shares of common stock to one guarantor with a warrant purchase price of $0.50 per share. In accounting for the guarantors' warrants related to the $500,000 borrowed in 2002, the Company designated 900,000 warrants valued at $415,427 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. The credit facility is recorded at September 30, 2002, net of unamortized discount of $927,546. The value of the 2002 warrants in combination with the credit facility's 10 percent coupon resulted in an effective interest rate of 101 percent on that portion of the note.

On March 30, 2001, the Company issued a $250,000 convertible debenture to one accredited investor. The debenture is due March 30, 2004, bears interest payable at a rate of 12 percent and is convertible into the Company's common stock based on a price of $0.50 per share. The Company's common stock was trading at less than $0.50 per share at the commitment date of this transaction.

On June 1, 2001, the Company issued an aggregate $200,000 of convertible debentures to two accredited investors. The debentures are due May 30, 2004, bear interest payable at a rate of 10 percent per annum, and are convertible into the Company's common stock based on a price per share equal to $0.50 which was the market price at the commitment date of this transaction. These convertible debentures were converted to common stock in December 2002.

Interest expense to related parties was $322,659 and $528,769 for the years ended September 30, 2002 and 2001, respectively.

NOTE  5.     CAPITAL  LEASES

The Company leases vehicles under capital leases. The assets and liabilities under the leases were recorded at the present value of future minimum rental payments.

Minimum future lease payments under capital leases as of September 30, 2002, are as follows:

Years  ending  September  30:
     2003 . . . . . . . . . . . . . . . . . . . .      $  29,536
     2004 . . . . . . . . . . . . . . . . . . . .         32,019
     2005 . . . . . . . . . . . . . . . . . . . .         20,906
                                                       ---------
Total  minimum  lease  payments . . . . . . . . .         82,461
     Less  the  amount  representing interest . .          5,007
                                                       ---------
Present  value  of  net  minimum lease payments .         77,454
     Less  current  portion . . . . . . . . . . .         24,542
                                                       ---------
Long-term  obligations  under  capital  leases .       $  52,912
                                                       =========


The cost and accumulated amortization of the leased assets at September 30, 2002 is approximately $104,000 and $12,000, respectively. There was no amortization of leased assets for the year ended September 30, 2001.

NOTE  6.     INCOME  TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2002 and 2001, is as follows:


                                                                September 30,
                                                               2002         2001
                                                           ------------  ----------
Income tax credit at statutory rates. . . . . . . . . . .  $(1,184,000)  $(398,000)
Nondeductible expenses. . . . . . . . . . . . . . . . . .      486,000      58,700
State income tax, net of federal benefits . . . . . . . .     (244,000)    (55,700)
Benefit of net operating loss not recognized, increase in
 valuation allowance. . . . . . . . . . . . . . . . . . .      942,000     395,000
                                                           ------------  ----------
                                                           $         -   $       -
                                                           ============  ==========


As of September 30, 2002, the Company had federal and state net operating loss carryforwards of approximately $40,800,000 and $23,180,000, respectively, for income tax purposes expiring in years 2005 to 2022. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $105,000 at September 30, 2002, expiring in years 2006 to 2010. The Company's UK subsidiary, The Female Health Company - UK, plc, has UK net operating loss carryforwards of approximately $67,960,000 as of September 30, 2002. These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2002:


Deferred tax assets:
Federal net operating loss carryforwards. .  $ 13,871,000
State net operating loss carryforwards. . .     1,178,000
Foreign net operating loss carryforwards. .    20,388,000
Foreign capital allowances. . . . . . . . .       227,000
Tax credit carryforwards. . . . . . . . . .       105,000
Other . . . . . . . . . . . . . . . . . . .        16,000
                                             -------------
Total gross deferred tax assets . . . . . .    35,785,000
Valuation allowance for deferred tax assets   (35,785,000)
                                             -------------
Net deferred tax assets . . . . . . . . . .  $          -
                                             =============




The valuation allowance increased (decreased) by $696,000 and $(105,000) for the years ended September 30, 2002 and 2001, respectively.

NOTE  7.     ROYALTY  AGREEMENTS

The Company had a royalty agreement for sales of its products which provide for royalty payments based on sales quantities and achievement of specific sales levels. Royalty expense was $27,102 for the year ended September 30, 2001. There was no royalty expense for the year ended September 30, 2002.

NOTE  8.     COMMON  STOCK

Stock  Option  Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 2,245,808 shares available for future grants as of September 30, 2002. The Company has also granted options to one of its legal counsel, an affiliate and consultants. Certain options are vested and exercisable upon issuance, others over periods up to four years and still others based on the achievement of certain performance criteria by the Company and market prices of its common stock.

In September 2001, the holders of exercisable stock options waived their rights to exercise their options until the Company amended its articles of incorporation to increase the number of shares of common stock authorized for issuance. To obtain this waiver, the Company agreed to re-price these options at $0.56 per share once the amendment was approved. The Company's common stock was trading at less than $0.56 per share when the waivers were obtained. The total number of options that were waived at September 30, 2001, was 2,659,800.

On May 8, 2002, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total number of authorized shares of common stock from 27,000,000 to 35,500,000 shares. Since the amendment was approved, the stock options have been re-priced to $0.56 per share. The Company has accounted for all of these stock options in accordance with variable plan accounting guidance provided in APB No. 25 and related interpretations. The reduction in the exercise price of the re-priced options and the increase in the stock price of the Company's common stock as of September 30, 2002 resulted in $1,720,322 of stock compensation expense due to the repricing for the year ended September 30, 2002.

Effective September 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of common stock agreed to exchange their options for:

- a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock in September 2003 in the case of U.K. option holders; and

- the right to receive a grant of new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange.

The shares of restricted common stock and the right to receive the shares of deferred common stock are subject to forfeiture if the participant voluntarily resigns or is terminated for cause on or before September 26, 2003 and may not be transferred on or before September 26, 2003. As of September 30, 2002, the Company had issued the restricted common stock to U.S. option holders and accrued for the issuance to U.K. option holders. The restricted and deferred shares have been recorded as deferred compensation within stockholders' equity as of September 30, 2002, and will be amortized over the employees' one-year service periods.

The new options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a vesting schedule of 1/36 per month for each of the first 36 months after the date of grant. The new options, when granted, will be accounted for in accordance with fixed plan accounting guidance provided in APB No. 25. Options to purchase a total of 320,000 shares of common stock did not participate in the exchange and will continue to be accounted for in accordance with variable plan accounting guidance.

Summarized information regarding all of the Company's stock options is as follows:


                                                Weighted
                                                Average
                                    Number of   Exercise
                                     Shares     Price
                                   ----------   --------
Outstanding at September 30, 2000   2,917,400   $ 1.27
Granted . . . . . . . . . . . . .           -        -
Exercised . . . . . . . . . . . .           -        -
Expired or canceled . . . . . . .     (37,600)    2.00
                                   -----------

Outstanding at September 30, 2001   2,879,800   $ 0.64
Granted . . . . . . . . . . . . .     190,000     1.11
Exercised . . . . . . . . . . . .      92,549     0.56
Expired or canceled . . . . . . .  (2,572,349)    0.56
                                   -----------

Outstanding at September 30, 2002     590,000   $ 0.88
                                   ===========




Option shares exercisable at September 30, 2002 and 2001, are 196,700 and 40,000, respectively.

Options  Outstanding  and  Exercisable


                  Number    Wghted. Avg.   Wghted. Avg.   Number     Wghted. Avg.
   Exercise    Outstanding   Remaining       Exercise   Exercisable   Exercise
    Price       At 9/30/02      Life           Price     at 9/30/02     Price
-------------  -----------  ----------     -----------  -----------   ---------
$0.56 . . . .      320,000       5.95          0.56          6,700    $   0.56
 0.66. . . . .     150,000       9.25          0.66        150,000        0.66
 2.00. . . . .     120,000       2.20          2.00         40,000        2.00
-------------  -----------  ---------      --------     ----------    --------
$.56 to $2.00      590,000       6.03          0.88        196,700    $   0.93
=============  ===========  =========      ========     ==========    ========




In 2002, the Company granted 40,000 options to employees with exercise prices equal to fair market value of the Company's stock at the date of grant. Therefore, no compensation expense was recognized related to these options under APB 25 at the date of grant.

NOTE  8.           COMMON  STOCK  (CONTINUED)

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for all awards consistent with the method set forth under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company's net loss and loss per share would have (increased) decreased to the pro forma amounts indicated below:


                                                           Year Ending September 30,
                                                             Loss                        Loss
                                                2002       Per Share       2001       Per Share
                                            ------------  -----------  ------------  -----------
Net loss attributable to common
  stockholders . . . . . . . . . . . . . .  $(3,613,167)  $    (0.22)  $(1,304,256)  $    (0.09)
Stock option re-pricing, net of previously
  recognized expense of $1,720,322
  under APB 25 . . . . . . . . . . . . . .      786,740         0.05             -            -
Compensation expense related to
  stock options. . . . . . . . . . . . . .      (47,533)           -      (355,753)       (0.02)
                                            ------------  -----------  ------------  -----------
                                            $(2,873,960)  $    (0.17)  $(1,660,009)  $    (0.11)
                                            ============  ===========  ============  ===========




The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 63.4 percent and risk-free interest rates of 5.38 percent, respectively, and expected lives of one to three years and no dividend yield for the year ended September 30, 2002. The weighted average fair value of employee options granted for the year ended September 30, 2002, was $0.56. 40,000 options were granted to employees for the year ended September 30, 2002. There were no options granted to employees for the year ended September 30, 2001.

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

During  2002,  183,150  warrants  were  exercised.   No  warrants were exercised
during 2001. At September 30, 2002, the following warrants were outstanding and exercisable:


                                          Number
                                      Outstanding
                                      -----------
Warrants issued in connection with:
Financial advisory services contract       75,000
Convertible debentures . . . . . . .    2,587,500
Convertible preferred stock. . . . .       30,900
Note payable, bank . . . . . . . . .    5,100,000
Notes payable. . . . . . . . . . . .    1,889,000
                                      -----------
Outstanding at September 30, 2002. .    9,682,400
                                      ===========




Warrants  Outstanding  and  Exercisable

At September 30, 2002, the Company had reserved a total of 9,982,400 shares of its common stock for the exercise of options and warrants outstanding. This amount includes shares reserved to satisfy obligations due if the Company defaults on the payment of interest or principal on a $1.0 million note due in March 2003.



Range of           Number     Wghted. Avg.  Wghted. Avg.
Exercise         Outstanding   Remaining      Exercise
Prices           At 9/30/02       Life          Price
--------------   -----------  ------------  -------------
$0.40 to $0.50    5,464,000           5.7   $       0.49
$0.51 to $1.00    2,912,500           4.7           0.97
$1.01 to $3.10    1,305,900           4.8           1.87
--------------    ---------   -----------   ------------
$0.40 to $3.10    9,682,400           5.3   $       0.82
==============    =========   ===========   ============



Issuance  of  Stock

The Company has issued common stock to consultants for providing investor relation services. In 2001, the Company issued 200,000 shares of common stock with a market value of $93,760 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In 2002, the Company issued 100,000 shares of common stock with a market value of $67,000 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. The Company also issued 150,000 options to purchase shares of its common stock with a market value of $188,830 which was recorded as unearned consulting fees and is being recognized over the term of the agreement.

NOTE  9.     PREFERRED  STOCK

During September 2002, the Company offered the holders of the outstanding preferred stock the right to convert their shares of preferred stock into shares of common stock based on a price of $1.80 per share. This resulted in a conversion rate of approximately 1.39 shares of common stock per share of preferred stock rather than the 1 to 1 conversion rate set forth in the Company's Articles of Incorporation. As of September 30, 2002, a total of 594,000 shares of Series 1 Preferred Stock were converted into a total of 824,911 shares of common stock.

The Company has 66,000 outstanding shares of 8 percent cumulative convertible preferred stock (Series 1). Each share of preferred stock is convertible into one share of the Company's common stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock.

NOTE  10.     EQUITY  LINE  OF  CREDIT

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

NOTE  11.     EMPLOYEE  RETIREMENT  PLAN

The Company has a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $7,500 annual compensation to the plan. The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the year ended September 30, 2001. Company contributions were $17,102 and $15,303 for 2002 and 2001, respectively.

NOTE 12. INDUSTRY SEGMENTS AND FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows.


(Amounts  in  Thousands)
                    Net Sales to
                 External Customers  Long-Term Assets
                   September 30,       September 30,
                   2002    2001        2002    2001
                  ------  ------      ------  ------
United States.    $2,547  $2,715     $  158  $  136
Brazil . . . .     2,248     766          -       -
South Africa .       691     733          -       -
Ghana. . . . .         *     547          -       -
Japan. . . . .         *     382          -       -
United Kingdom         *       *      1,267   1,571
Zimbabwe . . .       898       *          -       -
Other. . . . .     2,033   1,573          -       -
                  ------  ------     ------  ------
                  $8,417  $6,716     $1,425  $1,707
                  ======  ======     ======  ======


*   Less  than  5  percent  of  total  net  sales


NOTE  13.     OUT OF COURT  SETTLEMENT

The former holders of the $1,500,000 convertible debentures issued on May 19, 1999 and June 3, 1999, had alleged that the Company was in default with respect to the perfection of the former holders' security interest in the Company's assets. On July 23, 2002, the Company settled this dispute out of court. The Company agreed to issue 450,000 shares of common stock to the former convertible debenture holders and to extend the expiration dates of 2,250,000 warrants held by the former holders to 2007. The former convertible debenture holders agreed to release their security interest in the Company's assets and they agreed not to sell, offer or make any short sale of the 450,000 shares prior to June 24, 2003 without the Company's prior written consent. In accounting for the litigation settlement, the common stock and extension of warrants was valued at $1,258,210.

NOTE  14.     CONTINGENT  LIABILITIES

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently
$5,000,000  for  FHC's  consumer  health  care  product.

NOTE  15.     RELATED  PARTIES

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

NOTE  16.     CONTINUING  OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $3.6 million for the year ended September 30, 2002, and as of September 30, 2002, had an accumulated deficit of $53.9 million. At September 30, 2002, the Company had working capital of $1.9 million and stockholders' equity of $0.6 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the female condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

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

On June 1, 2001, the Company issued an aggregate $200,000 of convertible debentures to two accredited investors. The debentures are due May 30, 2004, bear interest payable at a rate of 10 percent per annum, and are convertible into the Company's common stock based on a price per share equal to $0.50 per share which was the market price at the commitment date of this transaction. These convertible debentures were converted to common stock in December 2002.

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The Company may borrow under the credit facility from time to time, subject to certain conditions, including obtaining personal guarantees of 125 percent of the amount outstanding under the credit facility. The Company has an outstanding balance of $1,900,000 under this facility as of September 30, 2002. The unpaid balances on the credit facility are due May 18, 2004, and bear interest payable at a rate of 10 percent.

During the year ended September 30, 2002, the Company completed a private placement where 120,000 shares of the Company's common stock were sold for $60,000. The stock sale was directly with an accredited investor. The Company sold the shares to the investor at price of $0.50 per share.

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