Form 10QSB
period 2002-12-31
FEMALE HEALTH CO
filed 2003-02-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2002

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

               Common Stock, $.01 Par Value - 18,898,901 shares outstanding as of February 10, 2003

           Transitional Small Business Disclosure Format (check one):

                           Yes            No       X
                               -----             -----

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


PART  I.       FINANCIAL  INFORMATION  AND  MANAGEMENT'S
               DISCUSSION  AND ANALYSIS:                                PAGE
                                                                        ----

              Cautionary  Statement  Regarding  Forward  Looking
                Statements . . . . . . . . . . . . . . . . . . . . . . .  3

              Unaudited  Condensed  Consolidated  Balance  Sheet  -
                December  31,  2002  . . . . . . . . . . . . . . . . . .  4

              Unaudited  Condensed  Consolidated
                Statements  of  Operations  -
                Three  Months  Ended  December  31,  2002
                and  December  31,  2001 . . . . . . . . . . . . . . . .  5

              Unaudited  Condensed  Consolidated
                Statements  of  Cash  Flows  -
                Three  Months  Ended  December  31,  2002
                and  December  31,  2001 . . . . . . . . . . . . . . . .  6

              Notes  to  Unaudited  Condensed  Consolidated
                Financial  Statements  . . . . . . . . . . . . . . . . .  7

              Management's  Discussion  and  Analysis  . . . . . . . . . 14

              Controls and Procedures  . . . . . . . . . . . . . . . . . 22


PART  II.    OTHER  INFORMATION

              Items 1 - 5  . . . . . . . . . . . . . . . . . . . . . . . 23

              Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . 24

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 25

              CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . 26

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

                THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
               UNAUDITED  CONDENSED  CONSOLIDATED  BALANCE  SHEET


                                                                     DECEMBER 31,
                                                                         2002
                                                                     ------------
ASSETS
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    299,816
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . .     3,181,094
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       904,060
   Prepaid expenses and other current assets. . . . . . . . . . . .       223,583
                                                                     -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     4,608,553
                                                                     -------------

Certificate of Deposit. . . . . . . . . . . . . . . . . . . . . . .        93,208
Intellectual property rights, net . . . . . . . . . . . . . . . . .       372,567
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       156,926
                                                                     -------------
                                                                          622,701
                                                                     -------------

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . .     4,170,622
Less accumulated depreciation and amortization. . . . . . . . . . .    (3,483,312)
                                                                     -------------
 Net property, plant, and equipment . . . . . . . . . . . . . . . .       687,310
                                                                     -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,918,564
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable, related party, net of unamortized discount . . . .  $    922,051
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       905,125
   Accrued expenses and other current liabilities . . . . . . . . .       678,085
   Current maturities of obligations under capital leases . . . . .        25,159
   Preferred dividends payable. . . . . . . . . . . . . . . . . . .        10,250
                                                                     -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .     2,540,670

   Note payable, bank, net of unamortized discount. . . . . . . . .     1,017,034
   Obligations under capital leases . . . . . . . . . . . . . . . .        47,953
   Convertible debentures . . . . . . . . . . . . . . . . . . . . .       250,000
   Deferred gain on sale of facility. . . . . . . . . . . . . . . .     1,283,484
                                                                     -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .     5,139,141
                                                                     -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock. . . . . . . . . . . . . . . . . . .           560
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . .       185,827
   Additional paid-in-capital . . . . . . . . . . . . . . . . . . .    55,353,700
   Unearned consulting compensation . . . . . . . . . . . . . . . .      (237,980)
   Deferred Compensation. . . . . . . . . . . . . . . . . . . . . .      (380,077)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (54,406,417)
   Accumulated other comprehensive income . . . . . . . . . . . . .       295,886
   Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . .       (32,076)
                                                                     -------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . .       779,423
                                                                     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .  $  5,918,564
                                                                     =============

See notes to unaudited condensed consolidated financial statements.

                  THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
           UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                                                           Three Months Ended
                                                                              December 31,
                                                                       --------------------------
                                                                           2002          2001
                                                                       ------------  ------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,243,940   $ 1,670,171
Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . .    1,265,298     1,070,334
                                                                      ------------  ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      978,642       599,837
                                                                      ------------  ------------

Advertising & promotion. . . . . . . . . . . . . . . . . . . . . . .       15,938        10,941
Selling, general and administrative. . . . . . . . . . . . . . . . .      873,623       735,818
Stock compensation . . . . . . . . . . . . . . . . . . . . . . . . .      323,973        19,608
                                                                      ------------  ------------
Total operating expenses . . . . . . . . . . . . . . . . . . . . . .    1,213,534       766,367
                                                                      ------------  ------------
Operating (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .     (234,892)     (166,530)

Interest, net and other expense. . . . . . . . . . . . . . . . . . .      248,594       189,760
                                                                      ------------  ------------
Loss before income taxes . . . . . . . . . . . . . . . . . . . . . .     (483,486)     (356,290)
Provision for income taxes                                                      -             -
                                                                      ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (483,486)     (356,290)

Preferred dividends, Series 1. . . . . . . . . . . . . . . . . . . .        3,048        33,271
                                                                      ------------  ------------

Net (loss) attributable to common stockholders . . . . . . . . . . .  $  (486,534)  $  (389,561)
                                                                      ============  ============

Net (loss) per common share outstanding. . . . . . . . . . . . . . .  $     (0.03)  $     (0.02)

Weighted average common shares outstanding . . . . . . . . . . . . .   18,312,885    15,866,837


See notes to unaudited condensed consolidated financial statements.

                  THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
            UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                              Three Months Ended
                                                                                 December 31,
                                                                               2002        2001
                                                                            ----------  ----------
OPERATIONS:
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(483,486)  $(356,290)
Adjustment for noncash items:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    127,239     121,012
 Interest added to certificate of deposit. . . . . . . . . . . . . . . . .      1,208       1,378
 Amortization of discounts on notes payable. . . . . . . . . . . . . . . .    159,190     111,557
 Amortization of unearned consulting fees. . . . . . . . . . . . . . . . .    106,033      19,608
 Stock compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .    217,940         ---
 Changes in operating assets and liabilities . . . . . . . . . . . . . . .   (276,502)    (24,466)
                                                                            ----------  ----------
Net cash (used in) operating activities. . . . . . . . . . . . . . . . . .   (148,378)   (127,201)
                                                                            ----------  ----------

INVESTING ACTIVITIES:
Net cash (used in)investing activities,
 capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,107)    (11,637)
FINANCING ACTIVITIES:
Proceeds from note payable, bank . . . . . . . . . . . . . . . . . . . . .          -     400,000
Dividends paid on preferred stock. . . . . . . . . . . . . . . . . . . . .    (97,194)    (95,816)
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . .     (6,134)          -
Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . .          -      60,000
                                                                            ----------  ----------
Net cash (used in) provided by financing activities. . . . . . . . . . . .   (103,328)    364,184
                                                                            ----------  ----------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . .      7,986      (5,325)
                                                                            ----------  ----------
(DECREASE)INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . .   (258,827)    220,021
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . .    558,643     469,406
                                                                            ----------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 299,816   $ 689,427
                                                                            ==========  ==========

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends
 and convertible debenture interest. . . . . . . . . . . . . . . . . . . .  $  40,777   $  48,600
Common stock issued for conversion of convertible debentures . . . . . . .    200,000           -
Preferred dividends declared, Series 1 . . . . . . . . . . . . . . . . . .      3,048      33,271

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

Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002.

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

Stock-Based  compensation:
-------------------------

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                             Quarter  Ended  December  31
                                                             ----------------------------
                                                                2002              2001
                                                             ----------        ----------

Net loss, as reported                                        $(486,534)        $(389,561)
Deduct:  Total stock-based  employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                                     (2,852)          (11,883)
                                                             ----------        ----------
Pro forma net loss                                           $(489,386)        $(401,444)
                                                             ==========        ==========
Loss per share:
    As reported                                              $   (0.03)        $   (0.02)
                                                             ==========        ==========
    Pro forma                                                $   (0.03)        $   (0.02)
                                                             ==========        ==========



NOTE  1  -  Basis  of  Presentation - (Continued)
            -------------------------------------

New  accounting  pronouncements:
-------------------------------

On November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantee contracts, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. FIN 45 is effective for financial statements issued for fiscal years ending after December 15, 2002. FIN 45 has no effect on the Company's financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition of consolidation does not apply. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Management does not anticipate that the adoption of FIN 46 will have a significant effect on the Company's financial statements.


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

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------
Total Comprehensive Loss was $(412,553) for the three months ended December 31, 2002 and $(362,240) for the three months ended December 31, 2001.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:


                                   DECEMBER 31, 2002
                                  -------------------
Raw Material and work in process  $          731,358
Finished Goods . . . . . . . . .             178,421
                                  -------------------
Inventory, Gross . . . . . . . .             909,779
Less: Inventory reserves . . . .              (5,719)
                                  -------------------
Inventory, net . . . . . . . . .  $          904,060
                                  ===================



NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $.5 million for the three months ended December 31, 2002 and as of December 31, 2002 had an accumulated deficit of $54.4 million. At December 31, 2002, the Company had working capital of $2.1 million and stockholders' equity of $.8 million. In the near term, the Company expects operating and capital costs to continue to exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom.

        --------------------------------------

Management believes that developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, and various distribution partners in major countries, provide an indication of the Company's success in broadening awareness and distribution of the Female Condom and may benefit future efforts to raise additional capital and to secure additional agreements to promote and distribute the Female Condom throughout other parts of the world. On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility are due May 18, 2004 and bear interest payable at a rate of 10% per year. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants, which the Company was in violation of at September 30, 2002. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On December 13, 2002, the Company obtained a waiver from Heartland Bank through the entire fiscal year ending September 30, 2003. The Company may borrow under the credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the credit facility. As of December 31, 2002 the Company had paid down $100,000 of the $2,000,000 borrowed under the credit facility. The credit facility is recorded at December 31, 2002, net of unamortized discount of $1,017,034.

On June 1, 2001 the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The debentures were due May 30, 2004, bore interest payable at a rate of 10% per annum, and were convertible into the Company's common stock based on a price per share equal of $0.50. The Company did not issue warrants in connection with the issuance of the convertible debentures. On December 5, 2002, the investors converted their debentures into an aggregate of 400,000 shares of the Company's common stock.

On March 30, 2001 the Company issued a $250,000 convertible debenture to one accredited investor. The debenture was due March 30, 2004, bore interest payable at a rate of 12% per annum, and was convertible into the Company's common stock based at a price per share equal to 70% of the market price of the Company's common stock at the time of exercise, but in no event will the purchase price be less than $0.50 per share or more than $1.00 per share. The Company did not issue warrants in connection with the issuance of the convertible debenture. On January 12, 2003, the investor converted his debenture into 250,000 shares of the Company's common stock.

NOTE  5  -  Financial  Condition  -  (Continued)
          --------------------------------------

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

NOTE  6  -  Stock  Compensation
            -------------------

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

NOTE  6  -  Stock  Compensation  -  (Continued)
            -----------------------------------

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

The shares of restricted common stock and the right to receive the shares of deferred common stock are subject to forfeiture if the participant voluntarily resigns or is terminated for cause on or before September 26, 2003 and may not be transferred on or before September 26, 2003. As of September 30, 2002, the Company had issued the restricted common stock to U.S. option holders and accrued for the issuance of deferred common stock to U.K. option holders. The restricted and deferred shares have been recorded as deferred compensation within stockholders' equity as of September 30, 2002, and will be amortized over the employees' one-year service periods.

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

NOTE  7.  PREFERRED  STOCK
          ----------------

During September 2002, the Company offered the holders of the outstanding preferred stock the right to convert their shares of preferred stock into shares of common stock based on a price of $1.80 per share. This resulted in a conversion rate of approximately 1.39 shares of common stock per share of preferred stock rather than the 1 to 1 conversion rate set forth in the Company's Articles of Incorporation. As of December 31, 2002, a total of 604,000 shares of Series 1 Preferred Stock were converted into a total of 838,799 shares of common stock.

The Company has 56,000 outstanding shares of 8 percent cumulative convertible preferred stock (Series 1). Each share of preferred stock is convertible into one share of the Company's common stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the preferred stock. The preferred stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the preferred stock would have priority over the Company's common stock.

NOTE  8  -  Industry  Segments  And  Financial  Information  About  Foreign and
            -------------------------------------------------------------------
            Domestic  Operations
            --------------------

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:


(Amounts  in  Thousands)

                                           Net Sales to
                                         External Customers
                                              For the             Long-Term Assets
                                        Three months ended             as  of
                                           December 31,            December  31,
                                           2002    2001             2002    2001
                                          ------  ------           ------  ------

United States. . . . . . . . . . . . . .  $  700  $  790           $  139  $  143
Botswana . . . . . . . . . . . . . . . .     128       *                -       -
Brazil . . . . . . . . . . . . . . . . .       *      89                -       -
Japan. . . . . . . . . . . . . . . . . .       *     102                -       -
Kenya. . . . . . . . . . . . . . . . . .     267       *                -       -
Nigeria. . . . . . . . . . . . . . . . .     248       *                -       -
United Kingdom . . . . . . . . . . . . .       *       *            1,171   1,465
Zimbabwe . . . . . . . . . . . . . . . .     283     473                -       -
Other. . . . . . . . . . . . . . . . . .     618     216                -       -
                                          ------  ------           ------  ------
                                          $2,244  $1,670           $1,310  $1,607

* Less than 5 percent of total net sales




NOTE  9 -  Contingent  Liabilities
             -----------------------

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

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 100 countries. It is commercially marketed in 21 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, Venezuela, and Brazil. On November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited for distribution in India.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The product is available to developing countries under the umbrella of an agreement with UNAIDS. This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit is approximately 0.38 (Pounds), or approximately $0.61. Currently 87 developing countries purchase the female condom under the terms of this agreement.

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

Commercial  Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 17 countries including the United States, Japan, Canada, Brazil, Venezuela, Denmark, Holland and France, and on November 20, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited in India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes the female condom in a single country and the Company manufacturers the female condom and sells the product to the partner for distribution in that country.

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

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately
0.38 (pounds), or approximately $0.61. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2003, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in 87 countries through public sector distribution. Twenty-seven countries have significant programs and are using The Female Condom - the Guide To Programming and Planning, published by UNAIDS and WHO with the Company's input. This is up from eight countries the previous year.

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

Patents  and  Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, Brazil, South Korea and Australia. Additional technology patents are pending in Japan. The patents cover the key aspects of the female condom, including its overall design and manufacturing process. The Company has the registered trademark "FC Female Condom" in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include 'femidom', 'femy' and others. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further secure its competitive position.

RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

The Company had net revenues of $2,243,940 and a net loss attributable to common stockholders of $(486,534) or $(0.03) for the three months ended December 31, 2002 compared to net revenues of $1,670,171 and a net loss attributable to common stockholders of $(389,561) or $(0.02) for the three months ended December 31, 2001. During first quarter of fiscal 2003, the Company recorded non-cash charges of $323,973 consisting of stock compensation primarily related to accounting for stock issued for outstanding stock options and costs incurred for consulting services. During the first quarter of fiscal 2002, the Company recorded non-cash charges of $19,608 consisting of stock compensation primarily for consulting services. Excluding these non-cash charges in both fiscal years, the net loss attributable to common stockholders for the three months ended December 31, 2002 would be $(162,561) or $(0.01) per share and the net loss attributable to common stockholders for the three months ended December 31, 2001 would be $(369,953) or $(0.02) per share.

Gross profit increased $378,805, or 63%, to $978,642 for the three months ended December 31, 2002 from $599,837 for the three months ended December 31, 2001. The increase was a result of improved net revenues combined with a less than proportionate increase in cost of products sold. Gross profit as a percentage of net revenues increased to 44% for the three months ended December 31, 2002 compared to 36% for the three months ended December 31, 2001.

Net revenues increased $573,769 in the current quarter, or 34%, compared with the same period last year. The higher sales occurred because of higher unit sales shipped to global and domestic public sector customers. Overall, unit sales in the current quarter increased 35% from the same period last year.

The Company expects significant quarter to quarter variation due to the timing of receipt of large orders, subsequent production scheduling, and shipping of products as various countries launch the product. The Company believes this variation between quarters will continue for several quarters to come until reorders form an increasing portion of total net revenues.

Cost of products sold increased $194,964 to $1,265,298 in the current quarter from $1,070,334 for the same period last year. The cost of products sold increase of 18% on a 34% sales increase resulted in a reduction in costs of products sold as a percentage of sales to 56% in the current quarter from 64% during the same period in the prior year. As unit sales increase, those manufacturing costs that are fixed in nature do not require additional costs to be incurred enabling the Company to produce at a lower cost of goods sold per unit.

Advertising and promotional expenditures increased $4,997 to $15,938 in the current quarter from $10,941 for the same period in the prior year.

Selling, general and administrative expenses increased $137,805, or 19%, to $873,623 in the current quarter from $735,818 for the same period last year. The increase was not in proportion with the sales increase due to the primarily fixed nature of the selling, general and administrative costs. As a percentage of net revenues, selling, general and administrative expenses decreased from 44% for the three months ended December 31, 2001 to 39% for the three months ended December 31, 2002.

The Company's operating loss for the three months ended December 31, 2002 was $234,892 compared to $166,530 for the same period last year for a increase of 41%. Excluding the non-cash charges for stock compensation, the Company would have recorded operating income of $89,081 for the three months ended December 31, 2002 compared to an operating loss of $(146,922) for the three months ended December 31, 2001.

Net interest and other expenses increased $58,834 to $248,594 for the current period from $189,760 for the same period last year. The increase occurred primarily because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures than the first quarter of the prior year.


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

As part of this strategy the Company has entered into two agreements in the year ended September 30, 2002.

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

Liquidity  and  Sources  of  Capital

Historically, the Company has incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the three months ended December 31, 2002, cash used in operations totaled $.1 million. The Company was able to fund cash used in its operations, capital expenditures, and payments of preferred stock dividends and capital lease obligations during the three months ended December 31, 2002 without any debt or equity financing.

At December 31, 2002, the Company had current liabilities of $2.5 million including a $1.0 million note payable due March 25, 2003 to Mr. Dearholt, a Director of the Company. As of December 31, 2002, Mr. Dearholt beneficially owns 4,435,305 shares of the Company's Common Stock. The Company and Mr. Dearholt plan to extend this note in the current fiscal year as the note's term expires.

On January 15, 2003, the Company entered into a line of credit agreement with Heartland Bank. The line of credit facility allows the Company to borrow up to $1,000,000 in $100,000 increments and matures on December 1, 2004. Interest is due monthly at the prime rate plus 1 percent (prime was 4.25 percent on January 15, 2003) and it is collateralized by the Company's inventory and letter of credit backed by accounts receivables.

In the near term, the Company's management expects operating and capital costs to continue to exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. It is estimated that the Company's cash burn rate, with revenues, is approximately $0.1 million per quarter.

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

CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEMS  1-5
----------


ITEM  2  (C)
------------

On June 1, 2001 the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The debentures were due May 30, 2004, bore interest payable at a rate of 10% per annum, and were convertible into the Company's common stock based on a price per share equal of $0.50. The Company did not issue warrants in connection with the issuance of the convertible debentures. On December 5, 2002, the investors converted their debentures into an aggregate of 400,000 shares of the Company's common stock.

On March 30, 2001 the Company issued a $250,000 convertible debenture to one accredited investor. The debenture was due March 30, 2004, bore interest payable at a rate of 12% per annum, and was convertible into the Company's common stock based at a price per share equal to 70% of the market price of the Company's common stock at the time of exercise, but in no event will the purchase price be less than $0.50 per share or more than $1.00 per share. The Company did not issue warrants in connection with the issuance of the convertible debenture. On January 12, 2003, the investor converted his debenture into 250,000 shares of the Company's common stock.

The Company believes it has satisfied the exemption from the securities registration requirement provided by section 3(a)(9) of the Securities Act for these offerings.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits

   Exhibit
   Number               Description
   ------               -----------

     3.1  Amended  and  Restated  Articles  of  Incorporation.  (1)

     3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares (2)

     3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (3)

     3.4  Amended  and  Restated  By-Laws.  (4)

     4.1  Amended  and Restated Articles of Incorporation. (same as Exhibit 3.1)

     4.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2)

     4.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3)

     4.4 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.4).



_____________________________

          (1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

          (2) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

          (3) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

          (4) Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1999.


(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE  FEMALE  HEALTH  COMPANY


DATE:  February  14,  2003                  /s/  O.B.  Parrish
                                         -----------------------------
                                         O.B. Parrish, Chairman and
                                         Chief Executive Officer



                                           /s/  Robert  R.  Zic
                                         ------------------------------
                                         Robert  R.  Zic,  Principal
                                         Accounting  Officer

                                 CERTIFICATIONS
                                 --------------


I, O.B. Parrish, Chairman and Chief Executive Officer of The Female Health Company, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Female Health Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  February  14,  2003                  /s/  O.B.  Parrish
                                         -----------------------------
                                         O.B. Parrish, Chairman and
                                         Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, Robert R. Zic, Principal Accounting Officer of The Female Health Company, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Female Health Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  February  14,  2003                   /s/  Robert  R.  Zic
                                         ------------------------------
                                         Robert  R.  Zic,  Principal
                                         Accounting  Officer