Form 10QSB
period 2003-03-31
FEMALE HEALTH CO
filed 2003-05-15
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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

               Common Stock, $.01 Par Value - 19,226,901 shares outstanding as of May 12, 2003

           Transitional Small Business Disclosure Format (check one):

                           YES            NO   X
                                ---           ---

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX


PART  I.       FINANCIAL  INFORMATION  AND  MANAGEMENT'S
               DISCUSSION  AND ANALYSIS:                                PAGE
                                                                        ----

              Cautionary  Statement  Regarding  Forward  Looking
                Statements . . . . . . . . . . . . . . . . . . . . . . .  3

              Unaudited  Condensed  Consolidated  Balance  Sheet  -
                March  31,  2003     . . . . . . . . . . . . . . . . . .  4

              Unaudited  Condensed  Consolidated
                Statements  of  Operations  -
                Three  Months  Ended  March  31,  2003
                and  March  31,  2002    . . . . . . . . . . . . . . . .  5

              Unaudited  Condensed  Consolidated
                Statements  of  Operations  -
                Six  Months  Ended  March  31,  2003
                and  March  31,  2002    . . . . . . . . . . . . . . . .  6

             Unaudited  Condensed  Consolidated
                Statements  of  Cash  Flows  -
                Six  Months  Ended  March  31,  2003
                and  March  31,  2002    . . . . . . . . . . . . . . . .  7

              Notes  to  Unaudited  Condensed  Consolidated
                Financial  Statements  . . . . . . . . . . . . . . . . .  8

              Management's  Discussion  and  Analysis  . . . . . . . . . 17

              Controls and Procedures  . . . . . . . . . . . . . . . . . 26


PART  II.    OTHER  INFORMATION

              Items 1 - 5  . . . . . . . . . . . . . . . . . . . . . . . 27

              Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . 28

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

                THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
               UNAUDITED  CONDENSED  CONSOLIDATED  BALANCE  SHEET

                                                                       March 31,
                                                                         2003
                                                                     ------------
ASSETS
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    473,235
   Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .       113,688
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . .     1,512,926
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,314,309
   Prepaid expenses and other current assets. . . . . . . . . . . .       331,677
                                                                     -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     3,745,835
                                                                     -------------

Certificate of deposit. . . . . . . . . . . . . . . . . . . . . . .        94,313
Intellectual property rights, net . . . . . . . . . . . . . . . . .       331,837
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       158,432
                                                                     -------------
                                                                          584,582
                                                                     -------------

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . .     4,104,097
Less accumulated depreciation and amortization. . . . . . . . . . .    (3,542,435)
                                                                     -------------
 Net property, plant, and equipment . . . . . . . . . . . . . . . .       561,662
                                                                     -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,892,079
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable, related party, net of unamortized discount . . . .  $    737,744
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       412,138
   Accrued expenses and other current liabilities . . . . . . . . .       635,706
   Current maturities of obligations under capital leases . . . . .        24,682
   Preferred dividends payable. . . . . . . . . . . . . . . . . . .         7,008
                                                                     -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .     1,817,278
                                                                     -------------

   Note payable, bank, net of unamortized discount. . . . . . . . .     1,121,245
   Obligations under capital leases . . . . . . . . . . . . . . . .        40,872
   Deferred gain on sale of facility. . . . . . . . . . . . . . . .     1,236,680
                                                                     -------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .     2,398,797
                                                                     -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock. . . . . . . . . . . . . . . . . . .           560
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . .       192,270
   Additional paid-in-capital . . . . . . . . . . . . . . . . . . .    55,991,668
   Unearned consulting compensation . . . . . . . . . . . . . . . .      (168,540)
   Deferred compensation. . . . . . . . . . . . . . . . . . . . . .      (257,377)
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (55,305,287)
   Accumulated other comprehensive income . . . . . . . . . . . . .       254,786
   Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . .       (32,076)
                                                                     -------------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . .       676,004
                                                                     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .  $  4,892,079
                                                                     =============

See notes to unaudited condensed consolidated financial statements.

                  THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
           UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                           2003          2002
                                                                       ------------  ------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,684,293   $ 2,260,298
Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . .    1,090,256     1,264,044
                                                                      ------------  ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      594,037       996,524
                                                                      ------------  ------------

Advertising & promotion. . . . . . . . . . . . . . . . . . . . . . .        7,035        10,134
Selling, general and administrative. . . . . . . . . . . . . . . . .    1,025,765       681,112
Stock compensation . . . . . . . . . . . . . . . . . . . . . . . . .      192,141        64,546
                                                                      ------------  ------------
Total operating expenses . . . . . . . . . . . . . . . . . . . . . .    1,224,941       755,792
                                                                      ------------  ------------
Operating income (loss)  . . . . . . . . . . . . . . . . . . . . . .     (630,904)      240,462

Interest, net and other expense. . . . . . . . . . . . . . . . . . .      265,204       222,380
                                                                      ------------  ------------
Net income(loss) . . . . . . . . . . . . . . . . . . . . . . . . . .     (896,108)       18,082

Preferred dividends, Series 1. . . . . . . . . . . . . . . . . . . .        2,761        32,553
                                                                      ------------  ------------

Net (loss) attributable to common stockholders . . . . . . . . . . .  $  (898,869)  $   (14,471)
                                                                      ============  ============

Net (loss) per common share outstanding. . . . . . . . . . . . . . .  $     (0.05)  $     (0.00)

Weighted average common shares outstanding . . . . . . . . . . . . .   19,200,034    16,003,165


See notes to unaudited condensed consolidated financial statements.

                  THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
           UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                                           Six Months Ended
                                                                              March 31,
                                                                       --------------------------
                                                                           2003          2002
                                                                       ------------  ------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,928,233   $ 3,930,469
Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . .    2,355,555     2,316,725
                                                                      ------------  ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,572,678     1,613,744
                                                                      ------------  ------------

Advertising & promotion. . . . . . . . . . . . . . . . . . . . . . .       22,973        21,075
Selling, general and administrative. . . . . . . . . . . . . . . . .    1,899,388     1,434,830
Stock compensation . . . . . . . . . . . . . . . . . . . . . . . . .      516,114        84,154
                                                                      ------------  ------------
Total operating expenses . . . . . . . . . . . . . . . . . . . . . .    2,438,475     1,540,059
                                                                      ------------  ------------
Operating income (loss)  . . . . . . . . . . . . . . . . . . . . . .     (865,797)       73,685

Interest, net and other expense. . . . . . . . . . . . . . . . . . .      513,798       411,893
                                                                      ------------  ------------
Net income(loss) . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,379,595)     (338,208)

Preferred dividends, Series 1. . . . . . . . . . . . . . . . . . . .        5,809        65,824
                                                                      ------------  ------------

Net (loss) attributable to common stockholders . . . . . . . . . . .  $(1,385,404)  $  (404,032)
                                                                      ============  ============

Net (loss) per common share outstanding. . . . . . . . . . . . . . .  $     (0.07)  $     (0.03)

Weighted average common shares outstanding . . . . . . . . . . . . .    18,751,585    15,934,252


See notes to unaudited condensed consolidated financial statements.

                      THE  FEMALE  HEALTH  COMPANY  AND  SUBSIDIARIES
               UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                               Six Months Ended
                                                                                   March 31,
                                                                               2003        2002
                                                                            ----------  ----------
OPERATIONS:
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,379,595)  $(338,208)
Adjustment for noncash items:
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    249,074     259,795
 Interest added to certificate of deposit. . . . . . . . . . . . . . . . .     (2,313)     (2,758)
 Amortization of discounts on notes payable. . . . . . . . . . . . . . . .    344,794     257,011
 Amortization of unearned consulting fees. . . . . . . . . . . . . . . . .    175,474      84,154
 Common stock issued for bonuses . . . . . . . . . . . . . . . . . . . . .    128,700         ---
 Stock compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .    340,640         ---
 Changes in operating assets and liabilities . . . . . . . . . . . . . . .    341,591    (537,754)
                                                                            ----------  ----------
Net cash provided by (used in) operating activities. . . . . . . . . . . .    198,365    (277,760)
                                                                            ----------  ----------

INVESTING ACTIVITIES:
Decrease in restricted cash. . . . . . . . . . . . . . . . . . . . . . . .     68,687         ---
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .    (34,351)    (30,747)
                                                                            ----------  ----------
Net cash provided by (used in)investing activities . . . . . . . . . . . .     34,336     (30,747)
                                                                            ----------  ----------

FINANCING ACTIVITIES:
Proceeds from note payable, bank . . . . . . . . . . . . . . . . . . . . .          -     500,000
Dividends paid on preferred stock. . . . . . . . . . . . . . . . . . . . .   (103,197)    (95,816)
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . .    (12,343)          -
Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . .          -      60,000
                                                                            ----------  ----------
Net cash (used in) provided by financing activities. . . . . . . . . . . .   (115,540)    464,184
                                                                            ----------  ----------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . .    (21,234)    (12,095)
                                                                            ----------  ----------
INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     95,927     143,582
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . .    377,308     406,766
                                                                            ----------  ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 473,235   $ 550,348
                                                                            ==========  ==========

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends
 and convertible debenture interest. . . . . . . . . . . . . . . . . . . .  $  40,777   $  60,925
Common stock issued for conversion of convertible debentures . . . . . . .    450,000           -
Preferred dividends declared, Series 1 . . . . . . . . . . . . . . . . . .      5,809      65,824
Issuance of warrants on notes payable and credit facility. . . . . . . . .    265,700     681,137

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

Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002.

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


                                                    Six Months Ended March 31
                                                   ----------------------------
                                                      2003              2002
                                                   ----------        -----------

Net loss, as reported . . . . . . . . . . . . .    $(1,385,404)       $(404,032)
Deduct:  Total stock-based  employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects . . . . . . . . . .           (356)         (23,766)
                                                   ------------       ----------
Pro forma net loss. . . . . . . . . . . . . . .    $(1,385,760)       $(427,798)
                                                   ============       ==========
Loss per share:
    As reported . . . . . . . . . . . . . . . .    $     (0.07)       $   (0.03)
                                                   ============       ==========
    Pro forma . . . . . . . . . . . . . . . . .    $     (0.07)       $   (0.03)
                                                   ============       ==========

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

Reclassification:
----------------

Certain items in the financial statements for the three and six months ended March 31, 2002 have been reclassified to be consistent with the presentation shown for the three and six months ended March 31, 2003.


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

NOTE  3  -  Comprehensive  Income  (Loss)
            -----------------------------
Total Comprehensive Loss was $(939,969) and $(1,355,211) for the three and six months ended March 31, 2003 and $(26,938) and $(389,178) for the three and six months ended March 31, 2002.

NOTE  4  -  Inventories
            -----------

The  components  of  inventory  consist  of  the  following:


                                      March 31, 2003
                                      --------------
Raw Material and work in process      $      632,825
Finished goods . . . . . . . . .             686,952
                                      ---------------
Inventory, gross . . . . . . . .           1,319,777
Less: inventory reserves . . . .              (5,468)
                                      ---------------
Inventory, net . . . . . . . . .      $    1,314,309
                                      ===============


NOTE  5  -  Financial  Condition
            --------------------

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1.4 million for the six months ended March 31, 2003 and as of March 31, 2003 had an accumulated deficit of $55.3 million. At March 31, 2003, the Company had working capital of $1.9 million and stockholders' equity of $0.7 million. In the near term, the Company expects operating and capital costs to on occasion exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. As a result, operations in the near future are expected to continue to use working capital. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom.

        --------------------------------------

Management believes that developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, and various distribution partners in major countries, provide an indication of the Company's success in broadening awareness and distribution of the Female Condom and may benefit future efforts to raise additional capital and to secure additional agreements to promote and distribute the Female Condom throughout other parts of the world. On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility are due May 18, 2004 and bear interest payable at a rate of 10% per year. The agreement contains certain covenants which include restrictions on distributions and on the issuance of warrants, which the Company was in violation of at March 31, 2003. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On May 14, 2003, the Company obtained a waiver from Heartland Bank of its right to demand payment of the credit facility as a result of the violation through the entire fiscal year ending September 30, 2003. The Company may borrow under the credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the credit facility. As of March 31, 2003 the Company had paid down $100,000 of the $2,000,000 borrowed under the credit facility. The credit facility is recorded at March 31, 2003, net of unamortized discount of $1,121,245.

On June 1, 2001 the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The debentures were due May 30, 2004, bore interest payable at a rate of 10% per annum, and were convertible into the Company's common stock based on a price equal to $0.50 per share. The Company did not issue warrants in connection with the issuance of the convertible debentures. On December 5, 2002, the investors converted their debentures into an aggregate of 400,000 shares of the Company's common stock.

On March 30, 2001 the Company issued a $250,000 convertible debenture to one accredited investor. The debenture was due March 30, 2004, bore interest payable at a rate of 12% per annum, and was convertible into the Company's common stock based on a price equal to $0.50 per share. The Company did not issue warrants in connection with the issuance of the convertible debenture. On January 12, 2003, the investor converted his debenture into 500,000 shares of the Company's common stock.

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

The new options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a vesting schedule of 1/36 per month for each of the first 36 months after the date of grant. The new options, when granted, will be accounted for in accordance with fixed plan accounting guidance provided in APB No. 25. Options to purchase a total of 320,000 shares of common stock did not participate in the exchange. As of March 31, 2003 10,000 of the 320,000 share total were still outstanding and will continue to be accounted for in accordance with variable plan accounting guidance.

NOTE  7.  PREFERRED  STOCK
          ----------------

During September 2002, the Company offered the holders of the outstanding 8 percent cumulative convertible preferred stock (Series 1) the right to convert their shares of Series 1 Preferred Stock into shares of common stock based on a price of $1.80 per share. This resulted in a conversion rate of approximately
1.39 shares of common stock per share of Series 1 Preferred Stock rather than the 1 to 1 conversion rate set forth in the Company's Articles of Incorporation. As of March 31, 2003, a total of 604,000 shares of Series 1 Preferred Stock were converted into a total of 838,799 shares of common stock.

The Company has 56,000 outstanding shares of Series 1 Preferred Stock. Each share of Series 1 Preferred Stock is convertible into one share of the Company's common stock on or after August 1, 1998. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the Series 1 Preferred Stock. The Series 1 Preferred Stock may be redeemed at the option of FHC, in whole or in part, on or after August 1, 2000, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the Series 1 Preferred Stock would have priority over the Company's common stock.

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

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:


(Amounts  in  Thousands)

                                           Net Sales to
                                         External Customers
                                              For the             Long-Term Assets
                                          Six months ended             as  of
                                             March 31,               March  31,
                                           2003    2002             2003    2002
                                          ------  ------           ------  ------

United States. . . . . . . . . . . . . .$  1,268  $1,562           $  137  $  145
Brazil . . . . . . . . . . . . . . . . .       *     546                -       -
France . . . . . . . . . . . . . . . . .     326       *
Kenya. . . . . . . . . . . . . . . . . .     269       *                -       -
Nigeria. . . . . . . . . . . . . . . . .     250       *                -       -
South Africa . . . . . . . . . . . . . .     436     378
United Kingdom . . . . . . . . . . . . .       *       *            1,009   1,327
Zimbabwe . . . . . . . . . . . . . . . .     406     542                -       -
Other. . . . . . . . . . . . . . . . . .     973     902                -       -
                                          ------  ------           ------  ------
                                          $3,928  $3,930           $1,146  $1,472

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

Note  10.  Accounting  Change  and  Acquired  Intangible  Asset
           ----------------------------------------------------

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective October 1, 2002. At the date of adoption, the Company reassessed the estimated useful lives of its definite life intangible assets, and found the previously determined lives to be appropriate. The following is a summary of acquired intangible assets at March 31, 2003:


                           Gross Carrying    Accumulated
                               Amount        Amortization
                           --------------    -------------
Subject to amortization:

  Patents. . . . . . . .     $1,123,214        $  791,377


Amortization  expense  recognized  on  all amortizable intangible assets totaled
$58,549 and $52,839 for the six months ended March 31, 2003 and 2002, respectively.

Estimated aggregate amortization expenses for each of the next five years is as follows:


Year ending September 30:
2003                                    $ 58,549
2004                                     117,078
2005                                     117,078
2006                                      39,132
                                        --------
                                        $331,837
                                        ========

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

Global  Market  Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that more than 60 million people have been infected with the virus and that, at the end of 2002, 44 million people globally were living with HIV. Women now comprise the majority of the new cases. AIDS is not the only sexually transmitted disease that the global public health community is battling. In the United States, the Centers for Disease Control and Prevention noted that one in five Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24.

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

The Company recently announced that it has filed a patent on a second generation female condom (FC2). If safety studies are successful, the Company anticipates a meaningful reduction in cost to manufacture FC2.

Commercial  Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 17 countries including the United States, Japan, Canada, Brazil, Venezuela, Denmark, Holland and France, and signed a non-binding memorandum of understanding with Hindustan Latex Limited in India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes the female condom in a single country and the Company manufactures the female condom and sells the product to the partner for distribution in that country.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The Company had net revenues of $1,684,293 and a net loss attributable to common stockholders of $(898,869) or $(0.05) per share for the three months ended March 31, 2003 compared to net revenues of $2,260,298 and a net loss attributable to common stockholders of $(14,471) or $(0.00) per share for the three months ended March 31, 2002.

Gross profit decreased $402,487, or 40%, to $594,037 for the three months ended March 31, 2003 from $996,524 for the three months ended March 31, 2002. The decrease was a result of declining net revenues combined with a less than proportionate decrease in cost of products sold. Gross profit as a percentage of net revenues decreased to 35% for the three months ended March 31, 2003 compared to 44% for the three months ended March 31, 2002.

Net revenues decreased $576,005 in the current quarter, or 25%, compared with the same period last year. The lower sales occurred because of lower unit sales shipped to global and domestic public sector customers. Overall, unit sales in the current quarter decreased 28% from the same period last year.

The results for the second fiscal quarter of 2003 reflect a significant quarterly variation due to the timing and shipment of large orders and not any fundamental change in the business. Units shipped to date and orders in house for the third fiscal quarter 2003 may result in record revenues for the quarter. The Company routinely notes the potential for such quarter to quarter variations in its press releases and SEC filings.

Cost of products sold decreased $173,788 to $1,090,256 in the current quarter from $1,264,044 for the same period last year. The cost of products sold decrease of 14% on a 25% sales decrease resulted in a increase in costs of products sold as a percentage of sales to 65% in the current quarter from 56% during the same period in the prior year. Higher indirect production, distribution and research and development costs for the current quarter compared to the same period last year. Higher employment and maintenance costs were the primary factors causing the rise in indirect production costs. The higher research and development cost related to efforts to develop a second generation product.

Advertising and promotional expenditures decreased $3,099 to $7,035 in the current quarter from $10,134 for the same period in the prior year.

Selling, general and administrative expenses increased $344,653, or 51%, to $1,025,765 in the current quarter from $681,112 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses increased to 60% for the three months ended March 31, 2003 from 30% for the three months ended March 31, 2002. Increases in outside legal, accounting and consulting costs as well as $128,700 fiscal year 2002 non-cash bonus provided to senior management were the primary factors for the quarterly increase. The additional legal fees were largely related to services related to the development of the second generation product. The rise in accounting costs stems from research provided primarily related to employee stock option plans. The bonuses were approved by the board of director's compensation committee on February 12, 2003.

Non-cash stock compensation costs increased $127,595 to $192,141 for the current quarter compared to $64,546 for the same period last year. Deferred compensation costs and an increase in compensation provided to outside investor relation consultants for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 resulted in the increase.

Net interest and other expenses increased $42,824 to $265,204 for the current period from $222,380 for the same period last year. The increase occurred primarily because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and credit facility than the second quarter of the prior year.

SIX  MONTHS  ENDED  MARCH  31,  2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

The Company had net revenues of $3,928,233 and a net loss attributable to common stockholders of $(1,385,404) or $(0.07) per share for the six months ended March 31, 2003 compared to net revenues of $3,930,469 and a net loss attributable to common stockholders of $(404,032) or $(0.03) per share for the six months ended March 31, 2002.

Gross profit decreased $41,066, or 3%, to $1,572,678 for the six months ended March 31, 2003 from $1,613,744 for the six months ended March 31, 2002. The decrease was a result of slightly declining net revenues combined with a 2% increase in cost of products sold. Gross profit as a percentage of net revenues decreased to 40% for the six months ended March 31, 2003 compared to 41% for the six months ended March 31, 2002.

Net revenues for the six months ended March 31, 2003 decreased $2,236 compared with the same period last year. The lower sales occurred because of lower unit sales shipped to domestic public sector offset by an increase in global public sector shipments. Overall unit sales for the six months ended March 31, 2003 decreased 2% compared to the same period last year.

Cost of products sold increased $38,830, to $2,355,555 for the six months ended March 31, 2003 from $2,316,725 for the same period last year. The cost of products sold increase of 2% resulted from a increase in costs of products sold as a percentage of sales to 60% in the first six months of the 2003 fiscal year compared to 59% during the same period in the prior year. The adverse variance resulted from an increase in indirect production and research and development costs between the current and prior fiscal years. Higher employment and maintenance costs were the primary factors for the rise in indirect production. The higher research and development cost related to efforts to develop a second generation product.

Advertising and promotional expenditures increased $1,898 to $22,973 in the current quarter from $21,075 for the same period in the prior year.

Selling, general and administrative expenses increased $464,558, or 32%, to $1,899,388 for the six months ended March 31, 2003 from $1,434,830 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses increased to 48% for the six months ended March 31, 2003 from 37% for the six months ended March 31, 2002. Increases in UK rates, insurance, outside legal, accounting and consulting costs as well as a $128,700 fiscal year 2002 non-cash bonus provided to senior management were the primary causes for the 32% increase. The higher rates were due to a combination of a rent increase effective in fiscal 2003 and a rent rebate which was experienced within the first six months of the 2002 fiscal year. The additional legal fees were largely related to services related to the development of the second generation product. The rise in accounting costs stems from research provided primarily related to employee stock option plans. The bonuses were approved by the board of director's compensation committee on February 12, 2003.

Non-cash stock compensation costs increased $431,960 to $516,114 for the six months ended March 31, 2003 compared to $84,154 for the same period last year. Deferred compensation costs and an increase in compensation provided to outside investor relation consultants for the six months ended March 31, 2003 compared to the six months ended March 31, 2002 resulted in the increase.

Net interest and other expenses increased $101,905, or 25%, to $513,798 for the six months ended March 31, 2003 from $411,893 for the same period last year. The increase occurred primarily because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and credit facilty than the first two quarters of the prior year.

Despite the less than favorable financial results experienced in the second quarter of fiscal year 2003, the Company has been able to operate without any cash infusion and has experienced a positive cash flow from operations throughout the current fiscal year.

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

Liquidity  and  Sources  of  Capital

Historically, the Company had incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the six months ended March 31, 2003, cash provided by operations totaled $0.2 million. The Company was able to fund capital expenditures, and payments of preferred stock dividends and capital lease obligations during the six months ended March 31, 2003 without any debt or equity financing.

At March 31, 2003, the Company had current liabilities of $1.8 million including a $1.0 million note payable due March 25, 2004 to Mr. Dearholt, a Director of the Company. As of March 31, 2003, Mr. Dearholt beneficially owns 4,735,305 shares of the Company's Common Stock.

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

In the near term, the Company's management expects from time to time operating and capital costs may exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. For the first six months of fiscal year 2003 the Company's had a positive cash flow from operations.

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
------------

The Company held an Annual Meeting of its shareholders on March 27, 2003. At the meeting, shareholders were asked to approve an amendment to the Company's Articles of Incorporation to increase the number of shares of the Company's Common Stock authorized from 35,500,000 to 38,500,000, to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, James R. Kerber, and Richard E. Wenninger to the Board of Directors to serve until the 2004 Annual Meeting, and to ratify the appointment of McGladery & Pullen LLP as the Company's independent public accountants for the fiscal year ending September 30, 2003. The results of the shareholder voting are listed below:


Matter Voted On:                                    For        Against    Withheld    Abstentions
---------------                                  ----------    -------    --------    -----------

Increase authorized common stock from
 35,500,000 shares to 38,500,000 shares . . . .  14,739,928    938,614                 16,775

O.B. Parrish. . . . . . . . . . . . . . . . . .  15,589,371                105,946

William R. Gargiulo,Jr. . . . . . . . . . . . .  15,588,271                107,046

Mary Ann Leeper Ph.D. . . . . . . . . . . . . .  15,589,371                105,946

Stephen M. Dearholt . . . . . . . . . . . . . .  15,588,491                106,826

David R. Bethune. . . . . . . . . . . . . . . .  15,588,371                106,946

Michael R. Walton . . . . . . . . . . . . . . .  15,583,491                111,826

Richard E. Wenninger. . . . . . . . . . . . . .  15,583,491                111,826

James R. Kerber . . . . . . . . . . . . . . . .  15,583,491                111,826

Ratification of Independent Public Accountants.  15,602,924     82,493                  9,900


On March 30, 2001 the Company issued a $250,000 convertible debenture to one accredited investor. The debenture was due March 30, 2004, bore interest payable at a rate of 12% per annum, and was convertible into the Company's common stock based at a price per share of the Company's common stock of $0.50 per share. The Company did not issue warrants in connection with the issuance of the convertible debenture. On January 12, 2003, the investor converted his debenture into 500,000 shares of the Company's common stock.

The Company believes it has satisfied the exemption from the securities registration requirement provided by section 3(a)(9) of the Securities Act for the conversion.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     Exhibits

   Exhibit
   Number               Description
   -------              -----------

     3.1  Amended  and  Restated  Articles  of  Incorporation.  (1)

     3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares (2)

     3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (3)

     3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares

     3.5  Amended  and  Restated  By-Laws.  (4)

     4.1  Amended  and Restated Articles of Incorporation. (same as Exhibit 3.1)

     4.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2)

     4.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3)

     4.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4)

     4.5 Articles II, VII, and XI of the Amended and Restated By-Laws (included in Exhibit 3.4).

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

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE  FEMALE  HEALTH  COMPANY


DATE:  May 15,  2003                         /s/  O.B.  Parrish
                                         -----------------------------
                                         O.B. Parrish, Chairman and
                                         Chief Executive Officer



DATE:  May 15, 2003                         /s/  Robert  R.  Zic
                                         ------------------------------
                                         Robert  R.  Zic,  Principal
                                         Accounting  Officer (Principal
                                         Financial Officer)

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

DATE:  May  15,  2003                        /s/  O.B.  Parrish
                                         -----------------------------
                                         O.B. Parrish, Chairman and
                                         Chief Executive Officer

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

DATE:  May  15,  2003                       /s/  Robert  R.  Zic
                                         ------------------------------
                                         Robert  R.  Zic,  Principal
                                         Accounting  Officer (Principal
                                         Financial Officer)