Form 10QSB
period 2003-06-30
FEMALE HEALTH CO
filed 2003-08-14
CIK 863894

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to ____________

                         Commission File Number 1-13602
                                                -------

                            THE FEMALE HEALTH COMPANY
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       Wisconsin                                    39-1144397
       ---------                                    ----------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

       515 North State Street, Suite 2225, Chicago, IL        60610
       -----------------------------------------------        -----
       (Address of Principal Executive Offices)               (Zip Code)

                                  312-595-9123
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES X   NO _
                                                             -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

          Common Stock, $.01 Par Value - 19,232,951 shares outstanding as of August 13, 2003

           Transitional Small Business Disclosure Format (check one):
                                   YES _ NO X
                                            -

                                   FORM 10-QSB

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

                                      INDEX

PART I.    FINANCIAL INFORMATION AND MANAGEMENT'S
           DISCUSSION AND ANALYSIS:                                                PAGE
                                                                                   ----
           Cautionary Statement Regarding Forward Looking
             Statements ........................................................   3

           Unaudited Condensed Consolidated Balance Sheet -
             June 30, 2003 .....................................................   4

           Unaudited Condensed Consolidated
             Statements of Operations -
             Three Months Ended June 30, 2003
             and June 30, 2002 .................................................   5

           Unaudited Condensed Consolidated
             Statements of Operations -
             Nine Months Ended June 30, 2003
             and June 30, 2002 .................................................   6

           Unaudited Condensed Consolidated
             Statements of Cash Flows -
             Nine Months Ended June 30, 2003
             and June 30, 2002 .................................................   7

           Notes to Unaudited Condensed
             Consolidated Financial Statements .................................   8

           Management's Discussion and Analysis ................................   16

           Controls and Procedures .............................................   26

PART II.   OTHER INFORMATION

           Items 1 - 5 .........................................................   27

           Exhibits and Reports on Form 8-K ....................................   27

           SIGNATURES ..........................................................   29

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING STATEMENTS

         Certain statements included in this quarterly report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses; working capital requirements; advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction; price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners; the failure of the Company or its partners to successfully market, sell and deliver its product in international markets; and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             June 30,
                                                                               2003
                                                                          -------------
ASSETS
Current Assets:
   Cash ..............................................................    $     784,399
   Restricted cash ...................................................          119,008
   Accounts receivable, net ..........................................        1,798,454
   Inventories .......................................................          982,698
   Prepaid expenses and other current assets .........................          422,075
                                                                          -------------

TOTAL CURRENT ASSETS .................................................        4,106,634
                                                                          -------------

Certificate of deposit ...............................................           95,443
Intellectual property rights, net ....................................          316,723
Other assets .........................................................          162,284
                                                                          -------------
                                                                                574,450
                                                                          -------------

PROPERTY, PLANT AND EQUIPMENT ........................................        4,283,856
Less accumulated depreciation and amortization .......................       (3,812,748)
                                                                          -------------

 Net property, plant and equipment ...................................          471,108
                                                                          -------------

TOTAL ASSETS .........................................................    $   5,152,192
                                                                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Note payable, related party, net of unamortized discount ..........    $     780,474
   Accounts payable ..................................................          381,703
   Accrued expenses and other current liabilities ....................          648,799
   Current maturities of obligations under capital leases ............           25,838
   Preferred dividends payable .......................................            8,711
                                                                          -------------

TOTAL CURRENT LIABILITIES ............................................        1,845,525
                                                                          -------------

   Note payable, bank, net of unamortized discount ...................        1,242,908
   Obligations under capital leases ..................................           36,327
   Deferred gain on sale of facility .................................        1,271,025
                                                                          -------------

TOTAL LONG TERM LIABILITIES ..........................................        2,550,260
                                                                          -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock .......................................              560
   Common stock ......................................................          192,330
   Additional paid-in-capital ........................................       56,004,308
   Unearned consulting compensation ..................................          (88,175)
   Deferred compensation .............................................         (131,116)
   Accumulated deficit ...............................................      (55,556,725)
   Accumulated other comprehensive income ............................          367,301
   Treasury stock, at cost ...........................................          (32,076)
                                                                          -------------

TOTAL STOCKHOLDERS' EQUITY ...........................................          756,407
                                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................    $   5,152,192
                                                                          =============

See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                            June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Net revenues ..................................... $  3,010,911    $  1,991,287
Cost of products sold ............................    1,991,990       1,073,929
                                                   ------------    ------------

Gross profit .....................................    1,018,921         917,358
                                                   ------------    ------------

Advertising & promotion ..........................        9,698          12,725
Selling, general and administrative ..............      801,089         790,426
Litigation settlement ............................          ---       1,289,397
Stock compensation ...............................      206,625       1,331,238
                                                   ------------    ------------

Total operating expenses .........................    1,017,412       3,423,786
                                                   ------------    ------------

Operating income (loss) ..........................        1,509      (2,506,428)

Interest, net and other expense ..................      250,045         294,581
                                                   ------------    ------------

Net loss .........................................     (248,536)     (2,801,009)

Preferred dividends, Series 1 ....................        2,902          32,910
                                                   ------------    ------------

Net loss attributable to common stockholders ..... $   (251,438)   $ (2,833,919)
                                                   ============    ============

Net loss per common share outstanding ............ $      (0.01)   $      (0.18)

Weighted average common shares outstanding .......   19,228,896      16,035,261

See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Net revenues ..................................... $  6,939,144    $  5,921,756
Cost of products sold ............................    4,347,545       3,390,849
                                                   ------------    ------------

Gross profit .....................................    2,591,599       2,530,907
                                                   ------------    ------------

Advertising & promotion ..........................       32,671          33,800
Selling, general and administrative ..............    2,700,477       2,225,084
Litigation settlement ............................          ---       1,289,397
Stock compensation ...............................      722,739       1,415,392
                                                   ------------    ------------

Total operating expenses .........................    3,455,887       4,963,673
                                                   ------------    ------------

Operating loss ...................................     (864,288)     (2,432,766)

Interest, net and other expense ..................      763,843         706,449
                                                   ------------    ------------
Net loss .........................................   (1,628,131)     (3,139,215)

Preferred dividends, Series 1 ....................        8,711          98,734
                                                   ------------    ------------

Net loss attributable to common stockholders ..... $ (1,636,842)   $ (3,237,949)
                                                   ============    ============

Net loss per common share outstanding ............ $      (0.09)   $      (0.20)

Weighted average common shares outstanding .......   18,910,689      15,967,922

See notes to unaudited condensed consolidated financial statements.

                   THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                              June 30,
                                                                      --------------------------
                                                                          2003           2002
                                                                      -----------    -----------
OPERATIONS:
Net loss ...........................................................  $(1,628,131)   $(3,139,215)
Adjustment for noncash items:
 Depreciation and amortization .....................................      391,323        382,863
 Interest added to certificate of deposit ..........................       (3,443)        (4,186)
 Amortization of discounts on notes payable ........................      521,886        463,317
 Amortization of unearned consulting fees ..........................      255,838        106,534
 Common stock issued for bonuses ...................................      128,700            ---
 Litigation settlement .............................................          ---      1,289,397
 Stock compensation ................................................      466,901      1,308,858
 Changes in operating assets and liabilities .......................      408,175       (373,765)
                                                                      -----------    -----------

Net cash provided by (used in) operating activities ................      541,249        (33,803)
                                                                      -----------    -----------

INVESTING ACTIVITIES:
Decrease in restricted cash ........................................       71,901            ---
Capital expenditures ...............................................      (44,907)       (42,398)
                                                                      -----------    -----------

Net cash provided by (used in)investing activities .................       26,994        (42,398)
                                                                      -----------    -----------

FINANCING ACTIVITIES:
Proceeds from note payable, bank ...................................            -        500,000
Dividends paid on preferred stock ..................................     (104,396)       (95,825)
Payments on capital lease obligations ..............................      (19,379)             -
Proceeds from issuance of common stock .............................            -         60,000
                                                                      -----------    -----------

Net cash (used in) provided by financing activities ................     (123,775)       464,175
                                                                      -----------    -----------

Effect of exchange rate changes on cash ............................      (37,377)         8,867
                                                                      -----------    -----------

INCREASE IN CASH ...................................................      407,091        396,841
Cash at beginning of period ........................................      377,308        406,766
                                                                      -----------    -----------

CASH AT END OF PERIOD ..............................................  $   784,399    $   803,607
                                                                      ===========    ===========

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends
 and convertible debenture interest ................................  $    40,777    $    73,389
Common stock issued for conversion of convertible debentures .......      450,000            ---
Preferred dividends declared, Series 1 .............................        8,711         98,734
Issuance of warrants on notes payable and credit facility ..........      278,400        681,137

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

     Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002.

Principles of consolidation and nature of operations:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the female condom, "FC," in the U.S. and "femidom," "femy" and "the female condom" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England.

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

                                                     Nine Months Ended June 30
                                                   -----------------------------
                                                        2003           2002
                                                   -------------   -------------
Net loss, as reported ............................   $(1,636,842)   $(3,237,949)
Add: Stock option repricing, net of previously
 recognized expense of $1,308,858 under APB 25 ...           --         404,690
Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for all awards,
 net of related tax effects ......................      (157,839)       (35,649)
                                                     -----------    -----------

Pro forma net loss ...............................   $(1,794,681)   $(2,868,908)
                                                     ===========    ===========
Loss per share:
  As reported ....................................   $     (0.09)   $     (0.20)
                                                     ===========    ===========
  Pro forma ......................................   $     (0.09)   $     (0.18)
                                                     ===========    ===========

New accounting pronouncements:

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

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of SFAS 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is required to apply SFAS 150 for the interim period beginning on July 1, 2003. Management does not anticipate that the adoption of SFAS 150 will have a significant effect on the Company's financial statements.

Reclassification:

     Certain items in the financial statements for the three and nine months ended June 30, 2002 have been reclassified to be consistent with the presentation shown for the three and nine months ended June 30, 2003.

NOTE 2 - Earnings Per Share

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

NOTE 3 - Comprehensive Income (Loss)

     Total Comprehensive Loss was $(136,021) and $(1,485,783) for the three and nine months ended June 30, 2003 and $(2,627,922) and $(3,017,099) for the three and nine months ended June 30, 2002.

NOTE 4 - Inventories

     The components of inventory consist of the following:

                                                               June 30, 2003
                                                               -------------

Raw Material and work in process .............................  $   558,295
Finished goods ...............................................      454,333
                                                                -----------

Inventory, gross .............................................    1,012,628
Less: inventory reserves .....................................      (29,930)
                                                                -----------

Inventory, net ...............................................  $   982,698
                                                                ===========

NOTE 5 - Financial Condition

     The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1.6 million for the nine months ended June 30, 2003 and as of June 30, 2003 had an accumulated deficit of $55.6 million. At June 30, 2003, the Company had working capital of $2.3 million and stockholders' equity of $0.8 million. In the near term, the Company expects operating and capital costs to on occasion exceed funds generated from operations due principally to the Company's manufacturing costs relative to current production volumes, quarterly variations in the timing and shipment of orders and the ongoing need to commercialize the Female Condom around the world. As a result, operations may on occasion use working capital The Company may also need to raise capital to repay outstanding debt as it comes due. Management recognizes that the Company's continued operations may depend on its ability to raise additional capital through a combination of equity or debt financing, strategic alliances and increased sales volumes.

     At various points during the developmental stage of the product, the Company was able to secure resources, in large part through the sale of equity and debt securities, to satisfy its funding requirements. As a result, the Company was able to obtain FDA approval, worldwide rights, manufacturing facilities and equipment and to commercially launch the Female Condom.

     Management believes that developments, including the Company's agreement with the UNAIDS, a joint United Nations program on HIV/AIDS, and various distribution partners in major countries, provide an indication of the Company's success in broadening awareness and distribution of the Female Condom and may benefit future efforts to raise additional capital and to secure additional agreements to promote and distribute the Female Condom throughout other parts of the world. On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility are due May 18, 2004, and bear interest payable at a rate of 10% per year. The agreement contains certain covenants which include restrictions on distributions and on the issuance of warrants, which the Company was in violation of at March 31, 2003. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On May 14, 2003, the Company obtained a waiver from Heartland Bank of its right to demand payment of the credit facility as a result of the violation through the entire fiscal year ending September 30, 2003. The Company may borrow under the credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the credit facility. As of June 30, 2003 the Company had paid down $100,000 of the $2,000,000 borrowed under the credit facility. The credit facility is recorded at June 30, 2003, net of unamortized discount of $1,242,908.

     On June 1, 2001, the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The debentures were due May 30, 2004, bore interest payable at a rate of 10% per annum and were convertible into the Company's common stock based on a price equal to $0.50 per share. The Company did not issue warrants in connection with the issuance of the convertible debentures. On December 5, 2002, the investors converted their debentures into an aggregate of 400,000 shares of the Company's common stock.

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

     If internally generated funds are not sufficient to meet cash requirements, FHC will need to generate sufficient capital from outside sources. While management believes that revenue from sales of the Female Condom will eventually exceed operating costs and that ultimately operations will generate sufficient funds to meet capital requirements, there can be no assurance that such level of operations will be achieved or sustained. Likewise, there can be no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate the Company until sales of the Female Condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to source the required funds or any future capital which becomes required, the Company may be forced to sell certain of its assets or rights or cease operations.

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

     On May 8, 2002, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total number of authorized shares of common stock from 27,000,000 to 35,500,000 shares. Since the amendment was approved, the stock options have been re-priced to $0.56 per share. The Company has accounted for all of these stock options in accordance with variable plan accounting guidance provided in APB No. 25 and related interpretations. The reduction in the exercise price of the re-priced options and the increase in the stock price of the Company's common stock as of September 30, 2002, resulted in $1,720,322 of stock compensation expense due to the repricing for the year ended September 30, 2002.

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

     The shares of restricted common stock and the right to receive the shares of deferred common stock are subject to forfeiture if the participant voluntarily resigns or is terminated for cause on or before September 26, 2003, and may not be transferred on or before September 26, 2003. As of September 30, 2002, the Company had issued the restricted common stock to U.S. option holders and accrued for the issuance of deferred common stock to U.K. option holders. The restricted and deferred shares have been recorded as deferred compensation within stockholders' equity as of September 30, 2002, and will be amortized over the employees' one-year service periods.

     The new options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a vesting schedule of 1/36 per month for each of the first 36 months after the date of grant. The new options which were granted on April 22, 2003, at an exercise price of $1.40 are being accounted for in accordance with fixed plan accounting guidance provided in APB No. 25. Options to purchase a total of 320,000 shares of common stock did not participate in the exchange. As of June 30, 2003 10,000 of the 320,000 share total were still outstanding and will continue to be accounted for in accordance with variable plan accounting guidance.

NOTE 7 - Preferred Stock

     During September 2002, the Company offered the holders of the outstanding 8 % cumulative convertible preferred stock (Series 1) the right to convert their shares of Series 1 Preferred Stock into shares of common stock based on a price of $1.80 per share. This resulted in a conversion rate of approximately 1.39 shares of common stock per share of Series 1 Preferred Stock rather than the 1 to 1 conversion rate set forth in the Company's Articles of Incorporation. As of June 30, 2003, a total of 604,000 shares of Series 1 Preferred Stock were converted into a total of 838,799 shares of common stock.

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

NOTE 8 - Industry Segments And Financial Information About Foreign and Domestic Operations

     The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

     The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)

                                                  Net Sales to
                                               External Customers
                                                     For the                          Long-Term Assets
                                                Nine Months Ended                          As of
                                                    June 30,                              June 30,
                                      ------------------------------------- -------------------------------------
                                           2003                  2002            2003                 2002
                                      ----------------     ---------------- ----------------     ----------------
United States ......................     $     1,721           $  2,131       $     130             $     154
Brazil .............................           1,107              1,049               -                     -
France .............................             381                  *               -                     -
South Africa .......................           1,108                594               -                     -
United Kingdom .....................               *                  *             916                 1,291
Zimbabwe ...........................             671                786               -                     -
Other ..............................           1,951              1,362               -                     -
                                      --------------       ------------     -----------          ------------

                                         $     6,939           $  5,922       $   1,046             $   1,445

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

Note 10 - Accounting Change and Acquired Intangible Asset

     The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective October 1, 2002. At the date of adoption, the Company reassessed the estimated useful lives of its definite life intangible assets, and found the previously determined lives to be appropriate. The following is a summary of acquired intangible assets at June 30, 2003:

                                     Gross Carrying            Accumulated
                                         Amount               Amortization
                                  ----------------------   ---------------------
Subject to amortization:

Patents ..........................        $1,123,214                $806,491

     Amortization expense recognized on all amortizable intangible assets totaled $71,439 and $57,586 for the nine months ended June 30, 2003 and 2002, respectively.

      Estimated aggregate amortization expenses for each of the next following years is as follows:

             Year ending September 30:
             ------------------------

             2003                        $  30,651
             2004                          122,602
             2005                          122,602
             2006                           40,868
                                      ---------------
                                         $ 316,723
                                      ===============

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

      The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 100 countries. It is commercially marketed in 21 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, Venezuela and Brazil.

      As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The product is available to developing countries under the umbrella of an agreement with UNAIDS. This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit is approximately 0.38 (Pounds), or approximately $0.63. Currently 87 developing countries purchase the female condom under the terms of this agreement.

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

Raw Materials

      Polyurethane is the principal raw material the Company uses to produce the female condom. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of all of the Company's requirements of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The original term of the agreement extended to December 31, 1995, and thereafter automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

      It is more than 20 years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that more than 60 million people have been infected with the virus and that, at the end of 2002, 44 million people globally were living with HIV. Women now comprise the majority of the new cases. AIDS is not the only sexually transmitted disease that the global public health community is battling. In the United States, the Centers for Disease Control and Prevention noted that 1 in 5 Americans over the age of 12 has Herpes and 1 in every 3 sexually active people will get an STD by age 24.

      Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse--the latex male condom and the female condom.

      Male Condom Market: It is estimated the global annual market for male condoms is more than five billion units. However, the majority of all acts of sexual intercourse, excluding those intended to result in pregnancy, are completed without protection. As a result, it is estimated the potential market for barrier contraceptives is much larger than the identified male condom market.

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

Female Condom Reuse

      A new website funded by the UK's Department for Institutional Development
(DFID) has been established "to enhance the capacity of female condom programmers to make appropriate decisions about reuse of FC female condoms." The site is managed jointly by JSI (UK) in partnership with the Female Health Foundation. Limited availability of FC has led women to reuse the FC female condom. Given this, the World Health Organization (WHO) and United States Agency for International Development (USAID) funded research on the safety of reuse.

      The website presents the WHO protocol and guidelines as well as offering the opportunity for discussion. The website is located at www.femalecondom.org.

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

      The Company recently announced that it has filed a patent on a second generation female condom (FC2). If safety studies are successful, the Company anticipates a meaningful reduction in cost to manufacture FC2 and a significant extension of its proprietary market position.

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

      The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately
0.38 (pounds), or approximately $0.63. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2003, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in 87 countries through public sector distribution. Twenty-seven countries have significant programs and are using The Female Condom - the Guide To Programming and Planning, published by UNAIDS and WHO with the Company's input. This is up from eight countries the previous year.

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

Patents and Trademarks

      The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, The People's Republic of China, Brazil, South Korea and Australia. Additional technology patents are pending in Japan. The patents cover the key aspects of the female condom, including its overall design and manufacturing process. The Company has the registered trademark "FC Female Condom" in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom," "femy" and others. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further secure its competitive position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      The Company had net revenues of $3,010,911 and a net loss attributable to common stockholders of $(251,438) or $(0.01) per share for the three months ended June 30, 2003 compared to net revenues of $1,991,287 and a net loss attributable to common stockholders of $(2,833,919) or $(0.18) per share for the three months ended June 30, 2002.

      Gross profit increased $101,563, or 11%, to $1,018,921 for the three months ended June 30, 2003 from $917,358 for the three months ended June 30, 2002. The increase was a result of expanding net revenues partially offset by a more than proportionate increase in cost of products sold.

      Net revenues increased $1,019,624 in the current quarter, or 51%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public customers offset slightly by a reduction in domestic public sector customers and a reduction of the average selling price per unit. Overall, unit sales in the current quarter increased 58% from the same period last year. Unit sales for the three months ended June 30, 2003, were the highest in the Company's history.

      The results for the third fiscal quarter of 2003 reflect a significant quarterly variation due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such quarter to quarter variations in its press releases and SEC filings.

      Cost of products sold increased $918,061, or 85%, to $1,991,990 in the current Quarter from $1,073,929 for the same period last year. The rise in cost of products sold is a result of higher indirect production, direct labor and research and development costs for the current quarter compared to the same period last year. Higher employment and maintenance costs were the primary factors causing the rise in indirect production costs. Direct labor grew as a result of an across the board 3% raise for hourly labor in fiscal 2003 whereas no such raise was provided in the prior fiscal year. The higher research and development costs related to efforts to develop a second generation product.

      Advertising and promotional expenditures decreased $3,027 to $9,698 in the current quarter from $12,725 for the same period in the prior year.

      Selling, general and administrative expenses increased $10,663, or 1%, to $801,089 in the current quarter from $790,426 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 27% for the three months ended June 30, 2003 from 40% for the three months ended June 30, 2002, due to the fixed nature of the majority of these costs.

      Non-cash litigation settlement costs were incurred in the three months ended June 30, 2002. The former holders of the $1,500,000 convertible debentures issued on May 19, 1999 and June 3, 1999, alleged that the Company was in default with respect to perfection of the former holder's security interest in the Company's assets. On July 23, 2002, the Company and the former holders settled the dispute out of court. The Company issued 450,000 shares of the Company's common stock to the former convertible debenture holders and to extend the expiration dates of 2.25 million warrants held by the former holders until 2007. No such settlement resulted in the three months ended June 30, 2003.

      Non-cash stock compensation costs decreased $1,124,613 to $206,625 for the current quarter compared to $1,331,238 for the same period last year. As explained in Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements section, the reduction of the exercise price of the repriced stock options and the increase in the stock price of the Company's common stock as of June 30, 2002, resulted in the Company recording $1,308,858 for the three months ended June 30, 2002. Neither of these costs were incurred for the three months ended June 30, 2003, resulting in the decrease. The three months ended June 30, 2003 stock compensation costs are comprised of deferred compensation costs and compensation provided to outside investor relation consultants.

      Net interest and other expenses decreased $44,536 to $250,045 for the current period from $294,581 for the same period last year. The decline resulted from a reduction of interest expense paid related to $450,000 convertible debentures that were converted in the first half of fiscal 2003 and because the Company had a smaller amount of non-cash expenses incurred from the amortization of discounts on notes payable and credit facility than the third quarter of the prior year.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

      The Company had net revenues of $6,939,144 and a net loss attributable to common stockholders of $(1,636,842) or $(0.09) per share for the nine months ended June 30, 2003, compared to net revenues of $5,921,756 and a net loss attributable to common stockholders of $(3,237,949) or $(0.20) per share for the nine months ended June 30, 2002.

      Gross profit increased $60,692, or 2%, to $2,591,599 for the nine months ended June 30, 2003, from $2,530,907 for the nine months ended June 30, 2002. The increase was a result of an increase in net revenues partially offset by an increase in cost of products sold and a 10% reduction of the average realized sales price per unit.

      Net revenues for the nine months ended June 30, 2003, increased $1,017,388 or 17%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public sector partially offset by a decrease in domestic public sector shipments. Overall unit sales for the nine months ended June 30, 2003, increased 19% compared to the same period last year.

      Cost of products sold increased $956,696, or 28%, to $4,347,545 for the nine months ended June 30, 2003, from $3,390,849 for the same period last year. The increase resulted from an increase in indirect production, direct labor and research and development costs between the current and prior fiscal years. Higher employment and maintenance costs were the primary factors for the rise in indirect production costs. Direct labor costs grew as a result of an across the board 3% raise for hourly labor in fiscal 2003 whereas no such raise was provided in the prior fiscal year. The higher research and development cost related to efforts to develop a second generation product.

      Advertising and promotional expenditures decreased $1,129 to $32,671 for the nine months ended June 30, 2003, from $33,800 for the same period in the prior year.

      Selling, general and administrative expenses increased $475,393, or 21%, to $2,700,477 for the nine months ended June 30, 2003, from $2,225,084 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses increased to 39% for the nine months ended June 30, 2003, from 38% for the nine months ended June 30, 2002. Increases in UK rates, insurance, outside legal, accounting and consulting costs as well as a $128,700 fiscal year 2002 non-cash bonus provided to senior management were the primary causes for the 21% increase. The higher rates were due to a combination of a rent increase effective in fiscal 2003 and a rent rebate which was experienced within the first six months of the 2002 fiscal year. The additional legal fees were largely related to services related to the development of the second generation product. The rise in accounting costs stems from research provided primarily related to employee stock option plans. The bonuses were approved by the board of director's compensation committee on February 12, 2003.

      Non-cash litigation settlement costs were incurred in the nine months ended June 30, 2002. The former holders of the $1,500,000 convertible debentures issued on May 19, 1999, and June 3, 1999, alleged that the Company was in default with respect to perfection of the former holder's security interest in the Company's assets. On July 23, 2002, the Company and the former holders settled the dispute out of court. The Company issued 450,000 shares of the Company's common stock to the former convertible debenture holders and to extend the expiration dates of 2.25 million warrants held by the former holders until 2007. No such settlement resulted in the nine months ended June 30, 2003.

      Non-cash stock compensation costs decreased $692,653 to $722,739 for the nine months ended June 30, 2003, compared to $1,415,392 for the same period last year. As explained in Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements section, the reduction of the exercise price of the repriced stock options and the increase in the stock price of the Company's common stock as of June 30, 2002, resulted in the Company recording $1,308,858 for the nine months ended June 30, 2002. Neither of these costs were incurred for the nine months ended June 30, 2003, resulting in the decrease. The stock compensation costs for the nine months ended June 30, 2003 are comprised of deferred compensation costs and compensation provided to outside investor relation consultants.

      Net interest and other expenses increased $57,394, or 8%, to $763,843 for the nine months ended June 30, 2003, from $706,449 for the same period last year. The increase occurred primarily because the Company had a larger amount of non-cash expenses incurred from the amortization of discounts on notes payable and credit facility.

      It should be noted that the Company has been able to operate without any cash infusion and has experienced a positive cash flow from operations of $0.5 million for the nine months ended June 30, 2003.

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

Liquidity and Sources of Capital

         Historically, the Company had incurred cash operating losses relating to expenses incurred to develop and promote the Female Condom. During the nine months ended June 30, 2003, cash provided by operations totaled $0.5 million. The Company was able to fund capital expenditures, and payments of preferred stock dividends and capital lease obligations during the nine months ended June 30, 2003, without any debt or equity financing.

         At June 30, 2003, the Company had current liabilities of $1.8 million including a $1.0 million note payable due March 25, 2004, to Mr. Dearholt, a director of the Company. As of June 30, 2003, Mr. Dearholt beneficially owns 4,735,305 shares of the Company's Common Stock.

         On January 15, 2003, the Company entered into a line of credit agreement with Heartland Bank. The line of credit facility allows the Company to borrow up to $1,000,000 in $100,000 increments and matures on December 1, 2004. Interest is due monthly at the prime rate plus 1 percent (prime was 4 % on June 30, 2003) and it is collateralized by the Company's inventory and letter of credit backed by accounts receivables. As of June 30, 2003, the Company has not borrowed any portion of the line of credit facility.

         In the near term, the Company's management expects from time to time operating and capital costs may exceed funds generated from operations, due principally to the Company's fixed manufacturing costs relative to current production volumes and the ongoing need to commercialize the Female Condom around the world. For the first nine months of fiscal year 2003 the Company had a positive cash flow from operations.

         While the Company believes that revenue from sales of the female condom will eventually exceed operating costs, and that, ultimately, operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that such level of operations can be achieved or sustained. Likewise, the Company can make no assurance that the Company will be able to source all or any portion of its required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate until sales of the female condom generate sufficient revenues to fund operations. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders. If the Company is unable to raise adequate financing when needed, the Company may be required to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company is focused on growing its business and, therefore, the Company has made no plans to sell any assets nor has it identified any assets to be sold or potential buyers. In the event that the Company lacks sufficient capital to continue its operations, neither the Company nor its shareholders may be able to realize any significant value from the Company's assets.

IMPACT OF INFLATION AND CHANGING PRICES

         Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

         There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEMS 1-5

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                         Description
------                         -----------

3.1      Amended and Restated Articles of Incorporation.  (1)

3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5      Amended and Restated By-Laws. (5)

4.1      Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5 Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

-----------------------------

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

         (4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

         (5) Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1999.

         (6) This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE FEMALE HEALTH COMPANY


DATE: August 13, 2003                    /s/ O.B. Parrish
                                      -----------------------
                                      O.B. Parrish, Chairman and
                                      Chief Executive Officer


DATE: August 13, 2003                    /s/ Robert R. Zic
                                      -----------------------
                                      Robert R. Zic, Principal
                                      Accounting Officer (Principal
                                      Financial Officer)