Form 10KSB
period 2003-09-30
FEMALE HEALTH CO
filed 2003-12-29
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number:       1-13602

THE FEMALE HEALTH COMPANY
(Name of Small Business Issuer in Its Charter)

Wisconsin	39-1144397

(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
515 North State Street, Suite 2225, Chicago, Illinois 60610
(Address of principal executive offices) (Zip Code)

312-595-9123
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year: $9,045,560.

As of December 19, 2003, 19,524,988 shares of the Company's common stock were outstanding. As of December 19, 2003, the aggregate market value of shares of the Company's common stock held by non-affiliates was approximately $37.8 million (based upon the last reported sale price of $2.70 on that date on the Over the Counter Bulletin Board).

2

FORM 10-KSB INDEX

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters To A Vote Of Security Holders

Part II

Item 5.	Market For Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

Part III

Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits, List and Reports on Form 8-K

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-KSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operations, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

PART I

Item 1.   Description of Business

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the female condom, the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

The female condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having the female condom available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS. The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 100 countries. It is commercially marketed in 21 countries, including the United States, Canada, India, France, Venezuela and Brazil.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The product is available to developing countries under the umbrella of an agreement with the Joint United Nations Programme on HIV/AIDs ("UNAIDS"). This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit is approximately £0.38 (Pounds), or approximately $0.65. Currently 87 developing countries purchase the female condom under the terms of this agreement.

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

Raw Materials

Polyurethane is the principal raw material the Company uses to produce the female condom. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of all of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The original term of the agreement extended to December 31, 1995 and thereafter automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that at the end of 2003, 40 million people globally will be living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken up to 100 million people will have died of AIDS by 2020.

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse--the latex male condom and the female condom.

The Condom Market:

Estimates for the global annual market for male condoms are between 6-9 billion units. In addition, given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the need for condoms, both male and female, may be as high as 29 billion units in the next 6 years.

The Female Condom and the Male Condom

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

Numerous clinical and behavioral studies have been conducted regarding use of the female condom. Studies show that the female condom is found acceptable by women and their partners in many cultures. Importantly studies also show that when the female condom is made available with male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 25% and 35%.

Cost Effectiveness

A study entitled "Cost-effectiveness of the female condom in preventing HIV and STDs in commercial sex workers in South Africa" was reported in the Journal of Social Science and Medicine in 2001. This study shows that making the female condom available is highly cost effective in reducing public health costs in developing countries as well as in the U.S.

The female condom is intended for use during only one sex act.  However, based on recently completed studies, the WHO issued guidelines for the reuse of the female condom in certain global markets.  The guidelines indicate that a new condom should be used each time, but if this is not possible, the female condom may be reused where permitted by local regulation by following a protocol provided by WHO.  The Female Health Foundation and John Snow International (UK) launched a website on July 28, 2003 regarding reuse of the female condom (www.reusefemalecondom.org).

Worldwide Regulatory Approvals

The female condom received Pre-Market Approval ("PMA") as a Class III Medical Device from the U.S. Food and Drug Administration ("FDA") in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the European Union ("EU"). In addition to the United States and the EU, several other countries have approved the female condom for sale, including Canada, Russia, Australia, Japan, India, South Korea and Taiwan.

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

The Company filed a patent application on a second generation product (FC2) in 2003 and initiated a development program. If safety and acceptability studies are successful and FDA approval is received, the Company anticipates a meaningful reduction in cost to manufacture FC2.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 16 countries with major programs in 12 countries, including the United States, Canada, Brazil, Venezuela, Mexico, Spain, Holland, France and India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes The Female Condom in a single country and the Company manufacturers The Female Condom and sells the product to the partner for distribution in that country.

The Company and its current partner in Japan agreed to terminate their distribution agreement. Subsequently, the Company entered into a non-binding Memorandum of Understanding with a large Japanese pharmaceutical company to distribute the female condom to public and private markets in Japan.

Relationships and Agreements with Public Sector Organizations

The female condom is seen as an important addition to prevention strategies by the public sector because studies show that the availability of the female condom decreases the amount of unprotected sex by as much as 25% over male condoms alone.

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately £0.38 (pounds), or approximately $0.65. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2003, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in 87 countries through public sector distribution.

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

Patents and Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People's Republic of China, South Korea and Australia. These patents expire between 2005 and 2013. Additional patent applications are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, FC2, including its overall design and manufacturing process. The Company has the registered trademark “FC Female Condom” in the United States.

The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy", “Reality” and others. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

Employees

As of December 19, 2003, the Company had 104 full-time employees, all but three who are located within the U.S. or the U.K., and 1 part-time employee. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 19, 2003, the Company had unfilled orders of $505,000. The comparable amount as of the same date of the prior year was $2,002,000. Unfilled orders materially fluctuate from quarter to quarter. The Company expects current unfilled orders to be filled during fiscal 2004.

Research and Development

The Company incurred approximately $60,000 of research and development costs in fiscal 2003. The Company did not incur research and development costs in fiscal 2002. Such expenditures pertained to the Company’s need to conduct acceptability studies and analyze second generation products.

Industry Segments and Financial Information About Foreign And Domestic Operations

See Note 11 to Notes to Consolidated Financial Statements, included herein.

History

The female condom was invented by a Danish physician who obtained a U.S. patent for the product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Company, known as Wisconsin Pharmacal Company, Inc. (the Company's predecessor), owned certain rights to the female condom in the U.S., Canada and Mexico, pursued the pre-clinical and clinical studies and overall development of the product for worldwide use and U.S. FDA approval of the product.

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

The FDA approved the female condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 72 million female condoms around the world.

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

Item 4.   Submission of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

Shares of the Company's common stock are traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 19, 2003 was 456. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. The Company's credit facility contains a provision restricting the Company's ability to pay dividends and distributions. Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below. These sales prices reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.

	Quarters

	FIRST	SECOND	THIRD	FOURTH

2003 Fiscal Year

Price per common share – High	$1.99	$1.80	$1.80	$2.69
Price per common share – Low	$1.55	$1.43	$1.40	$1.68

2002 Fiscal Year

Price per common share – High	$0.79	$1.50	$2.09	$2.16
Price per common share – Low	$0.38	$0.70	$1.24	$1.30

Recent Sales of Unregistered Securities

On March 25, 2003, the Company extended a $1 million, one-year promissory note payable by the Company to Stephen M. Dearholt for a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2004 and bears interest at 12% annually, payable monthly. In connection with the extension of the note, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.20 per share, which was 80% of the market price of the Company's common stock on the date of issuance. The warrants expire upon the earlier of their exercise or on March 25, 2016. The Company believes that the issuance of the warrants to Mr. Dearholt was exempt from registration under section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act because such issuance was made to one person who is an accredited investor and a director of the Company. Mr. Dearholt also represented to the Company that he was purchasing for investment without a view to further distribution. Restrictive legends were placed on all instruments evidencing the securities described above.

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

Effective September 26, 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of common stock agreed to exchange all of their outstanding stock options for (i) a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock on September 26, 2003 in the case of U.K. option holders and (ii) the right to receive new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange. The Company recorded $728,430 of amortized compensation expense in fiscal 2003 relating to issuance of the restricted and deferred common stock. See "Stock Option Plans" in Note 8 in the financial statements for additional information regarding the option exchange.

Results Of Operations

Fiscal Year Ended September 30, 2003 ("2003") Compared to Fiscal Year Ended September 30, 2002 ("2002")

The Company had net revenues of $9.0 million and a net loss attributable to common stockholders of $(2.4) million or $(0.13) per share in 2003 compared to net revenues of $8.4 million and a net loss attributable to common stockholders of $(3.6) million or $(0.22) per share in 2002.

Gross profit decreased $97,384, or 3%, to $3,588,722 for 2003 from $3,686,106 for 2002. The decrease was a result of improved net revenues offset by a more than proportionate increase in cost of products sold.

Net revenues increased $629,048, or 7%, in 2003 over the prior year. The higher net revenues resulted from increased unit sales shipped to global public sector customers.  Increased shipments in the countries of South Africa, Zimbabwe and Zambia were partially offset by a reduction of Brazil shipments.

Cost of products sold increased $726,432, or 15%, to $5,456,838 for 2003 from $4,730,406 for 2002. The rise in cost of products sold is a result of higher indirect production, direct labor and research and development costs for the current fiscal year compared to the prior fiscal year. Higher employment, maintenance, helium and nitrogen costs were the primary factors causing the rise in indirect production costs. Direct labor costs increased as a result of an across the board 3% raise for hourly labor in fiscal 2003 whereas no such raise was provided in the prior fiscal year. The higher research and development costs related to efforts to develop a second generation product. As a result of these factors, costs of products sold as a percentage of sales increased from 56% in 2002 to 60% in 2003.

Advertising and promotional expenditures decreased $7,299 to $36,533 from $43,832 for the same period in the prior year. The decline resulted from a reduction in advertising costs between these periods and reflects the Company's strategy as a manufacturer.

Selling, general and administrative expenses increased $650,309, or 20%, from $3,189,598 in 2002 to $3,839,907 in 2003. The increase was not in proportion with the sales increase due to a number of increasing costs. Increases in UK rates, insurance, outside legal, accounting and consulting costs as well as a $128,700 fiscal year 2002 non-cash bonus provided to senior management were the primary causes for the annual increase. The higher rates were due to a combination of a rent increase effective in fiscal 2002 and a rent rebate which was experienced within the first half of the 2002 fiscal year. The additional legal fees were largely related to services related to the development of the second generation product. The increase in consulting costs is due to work primarily conducted in China on analysis of potential commercial partners within the country. The rise in accounting costs stems from research provided primarily related to employee stock option plans. The bonuses were approved by the board of director's compensation committee on February 12, 2003.

Stock compensation decreased $816,558, or 44%, from $1,863,956 in 2002 to $1,047,398 in 2003.  During 2003, the Company recorded charges primarily related to accounting for changes in stock option plans ($0.7 million) and compensation for investor relation services ($0.4 million).  During 2002, the Company recorded charges primarily related to accounting for stock options under variable plan accounting guidance ($1.7 million) as well as compensatoin for investor relation services ($0.1 million).  For all future grants of stock options, the Company will adhere to APB 25 rather than FASB 123.

The Company's operating loss decreased $(1,334,374) from $(2,669,490) in 2002 to $(1,335,116) in 2003 as a result of the decrease in operating expenses. Operating expenses decreased $1,431,758 from $6,355,596 in 2002 to $4,923,838 in 2003. $2,074,768, or 145%, of the decrease represents the change in non-cash costs pertaining to out of court settlement costs and stock compensation expenses incurred during 2003 compared to 2002.

Net interest and non-operating expenses increased $223,381, or 28%, to $1,035,053 for 2003 compared to $811,672 for 2002. The increase exists because the Company had a higher level of debt outstanding during fiscal year 2003 than fiscal year 2002. The result is a higher amount of non-cash expenses incurred from the amortization of discounts on notes payable and convertible debentures in 2003 than in the prior year.

The Company was able to cover fixed manufacturing overhead costs and exceeded the break-even at the gross profit level. However, the Company must achieve cumulative annual unit sales of approximately 17.2 million female condoms based upon the current average selling price per unit in order to cover operating and non-operating expenses or approximately 29% of manufacturing capacity.

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

As part of this strategy the Company entered into two agreements in the year ended September 30, 2002 and one agreement in the year ended September 30, 2003.

On November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited ("HLL"), an Indian government organization and India's largest male condom manufacturer. HLL distributes to public sector customers including government and non-government organizations and to the public sector through 160,000 retail outlets. Jointly with HLL a marketing strategy will be developed for the country of India. The Company entered into a definitive agreement with HLL during the 2003 fiscal year.  Over time, the Company anticipates that HLL and the Company will explore manufacturing options within India.

On December 18, 2001, the Company announced the appointment of Total Access Group ("TAG") as the exclusive distributor for public sector sales within a 15 state region in the western United States. TAG is a privately held national distributor to the United States public sector and serves over 2,500 customers, which include state and local health departments, community based organizations, HIV/STD prevention organizations, Planned Parenthood clinics and family planning organizations. TAG is a full service distributor and will provide marketing, education and customer service support. TAG is required to purchase 2.2 million units within a three year period to retain exclusivity distribution rights. As of December 19, 2003, TAG has purchased 1.4 million units.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. USAID also has the option to order up to 8 million units of FC Female Condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC Female Condoms that USAID will purchase during the term of the agreement. As of December 19, 2003, USAID has purchased 1.1 million units.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.4 million for 2002. However, in fiscal 2003 this trend of negative cash flow from operations ended with the Company experiencing a positive cash flow from operations of $0.3 million.  The Company anticipates this trend of positive cash flow from operations will continue through the 2004 fiscal year.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock. In 2003, the Company did not require such funding and no new debt or equity transactions were consummated.  The Company does not expect any such funding to be required during the 2004 fiscal year.

For fiscal year ending September 30, 2004, FHC management expects funds generated from operations to exceed operating losses and capital requirements.

Below are some recent financing transactions the Company has entered into and their present status:

The Company has a $1 million note due March 25, 2004 to Mr. Stephen Dearholt, a Director of the Company. The Company obtained a letter from Mr. Dearholt which indicates his desire to renew the note at its maturity for an additional year.

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility are due May 18, 2004 and bear interest payable at a rate of 10% per year. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants, which the Company was in violation of at September 30, 2002. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On December 16, 2003, the Company obtained a waiver from Heartland Bank to be utilized through the end of the term of the credit facility on May 18, 2004. The Company also received a letter from Heartland Bank which indicated its intent to extend the term of the facility for an additional year.

On June 1, 2001 the Company issued an aggregate of $200,000 of convertible debentures to two accredited investors. The debentures were due May 30, 2004, bore interest payable at a rate of 10% per annum, and were convertible into the Company's common stock based on a price per share equal of $0.50. The Company did not issue warrants in connection with the issuance of the convertible debentures. On December 5, 2002, each investor converted his debenture into 200,000 shares of the Company's common stock.

On March 30, 2001 the Company issued a $250,000 convertible debenture to one accredited investor. The debenture was due March 30, 2004, bore interest payable at a rate of 12% per annum and was convertible into the Company's common stock based on a price of $0.50 per share. The Company did not issue warrants in connection with the issuance of the convertible debenture. On January 8, 2003, the investor converted his debenture into 500,000 shares of the Company's common stock.

While the Company believes that revenue from sales of the female condom will continue to exceed operating costs, and operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will maintain this level of operations in the near term or at all. If the Company does need to raise additional capital, the Company can make no assurance that the Company will be able to source required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders.

In order to provide working capital when it may become necessary, the Company entered into a line of credit agreement with Heartland Bank on December 17, 2002. The line of credit facility allows the Company to borrow up to $1,000,000 in $100,000 increments and matures on December 1, 2004. Interest is due monthly at the prime rate plus 1 percent (prime was 4.00 percent on September 30, 2003) and it is collateralized by the Company's inventory and accounts receivable backed by letter of credit issued by The World Bank. As of December 19, 2003, the Company had not borrowed any portion of the line of credit facility.

The Company also entered into an additional line of credit agreement with Heartland Bank on April 2, 2003. The line of credit facility allows the Company to borrow up to $500,000 and matures April 1, 2004. Interest is due monthly at the prime rate plus 2 percent (prime was 4.00 percent on September 30, 2003) and is collateralized by accounts receivable not associated with a letter of credit issued by the World Bank. On December 8, 2003, the Company borrowed $250,000 from this line of credit facility.

Additionally, the Company entered into three formal agreements during the past two fiscal years which it expects to contribute to continued improved sales volumes and operations.

On November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited ("HLL"), an Indian government organization and India's largest male condom manufacturer.  The Company entered into a definitive agreement with HLL during the 2003 fiscal year.  The Company anticipates that HLL and the Company will unltimately explore manufacturing options within India.

On December 18, 2001, the Company announced the appointment of Total Access Group ("TAG") as the exclusive distributor for public sector sales within a 15 state region in the western United states.  TAG is required to purchase 2.2 million units within a three year period to retain exclusivity distribution rights.  As of December 19, 2003, TAG has purchased 1.4 million units.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID).  Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries.  USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period.  As of December 19, 2003, USAID has purchased 1.1 million units.

As of December 18, 2003, the Company had approximately $0.8 million in cash, net trade accounts receivable of $2.5 million and current trade accounts payable of $0.7 million. The Company's anticipated debt service obligations for scheduled interest and principal payments are approximately $3,087,000 in fiscal 2004. As of December 19, 2003, the Company was in compliance with all of the covenants relating to its outstanding debt.

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

New Accounting Pronouncements

Please see "New Accounting Pronouncements" in Note 1 of the financial statements.

Item 7.   Financial Statements

The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.   Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The Company has identified two significant deficiencies within its internal control framework.  The first relates to segregation of duties deficiencies within its manufacturing facility.  The Company has limited personnel resources within certain areas, and as a result, there are instances where certain duties could be split to strengthen the overall internal control framework.  The second relates to the timeliness of accounting for certain transactions.  There have been non-cash transactions approved by senior management and not communicated timely to the Company's accounting/finance department for proper recording into the Company's accounts.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.    Directors and Executive Officers of the Registrant

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2003, is as follows:

NAME	POSITION	AGE

O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director	70
Mary Ann Leeper, Ph.D.	President, Chief Operating Officer and Director	63
William R. Garguilo, Jr.	Secretary and Director	75
Jack Weissman	Vice President – Sales	56
Michael Pope	Vice President and General Manager of The Female Health Company (UK)Plc	46
Robert R. Zic	Principal Accounting Officer	40
David R. Bethune	Director	63
Stephen M. Dearholt	Director	57
Michael R. Walton	Director	65
James R. Kerber	Director	71
Richard E. Wenninger	Director	56

O.B. PARRISH
Age: 70; Elected Director: 1987; Present Term Ends: 2004 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 233,501 shares of the Company's common stock. Mr. Parrish also is Chairman and a Director of ViatiCare, L.L.C., a financial services company, and Chairman and a Director of MIICRO, Inc., a neuroimaging company. Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY ANN LEEPER, Ph.D.
Age: 63; Elected Director: 1987; Present Term Ends: 2004 Annual Meeting

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

WILLIAM R. GARGIULO, JR.
Age: 75; Elected Director: 1987; Present Terms Ends: 2004 Annual Meeting

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
Age: 56; Vice President - Sales

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

ROBERT R. ZIC
Age: 40; Principal Accounting Officer

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

DAVID R. BETHUNE
Age: 63; Elected Director: 1996; Present Term Ends: 2004 Annual Meeting

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

STEPHEN M. DEARHOLT
Age: 57; Elected Director: 1996; Present Term Ends: 2004 Annual Meeting

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

MICHAEL R. WALTON
Age: 65; Elected Director: 1999; Present Term Ends: 2004 Annual Meeting

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

JAMES R. KERBER
Age: 71; Director: 1999; Present Term Ends: 2004 Annual Meeting

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

RICHARD E. WENNINGER
Age: 56; Director: 2001; Present Term Ends: 2004 Annual Meeting

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2003 all section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Parrish filed a Form 4 on July 2, 2003 reporting a transaction occurring on April 22, 2003 and a Form 5 on December 22, 2003 reporting transactions occurring on February 12, 2003 and June 10, 2003; Dr. Leeper filed a Form 4 on July 2, 2003 reporting a transaction occurring on April 22, 2003 and a Form 5 on December 22, 2003 reporting a transaction occurring on February 12, 2003; Mr. Gargiulo filed a Form 4 on July 2, 2003 reporting a transaction occurring on April 22, 2003 and a Form 5 on December 22, 2003 reporting a transaction occurring on February 12, 2003; Mr. Bethune filed a Form 4 on July 2, 2003 reporting a transaction occurring on April 22, 2003; Mr. Dearholt filed a Form 4 on July 2, 2003 reporting a transaction occurring on April 22, 2003 and a Form 5 on December 22, 2003 reporting a transaction occurring on March 25, 2003; Mr. Kerber filed a Form 4 on July 2, 2003 reporting a transaction occurring on April 22, 2003; Mr.Walton filed a Form 4 on July 2, 2003 reporting a transaction occurring on April 22, 2003; Mr. Pope filed a Form 5 on December 22, 2003 reporting a transaction occurring on April 22, 2003; and Mr. Zic filed a Form 4 on October 14, 2003 reporting transactions occurring on October 6, 2003, October 7, 2003 and October 8, 2003, a Form 4 on November 21, 2003 reporting a transaction occurring on November 14, 2003 and a Form 4 on December 12, 2003 reporting transactions occurring on October 16, 2003 and November 28, 2003.

Code of Ethics

The Company has adopted a Code of Business Ethics that applies to all of the Company's employees, including the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Ethics is available on the Company's corporate website which is located at www.femalehealth.com. The Company also intends to disclose any amendments to, or waivers from, the Code of Business Ethics on its corporate website.

Item 10.   Executive Compensation

Compensation of the Named Executive Officers

The table shown below provides information for each of the Company's last three fiscal years regarding all annual, long-term and other compensation paid by the Company to its chief executive officer and the only other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered during the fiscal year ended September 30, 2003. The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

SUMMARY COMPENSATION TABLE

		Annual Compensation	Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)

O.B. Parrish, Chairman and Chief Executive Officer	2003 2002 2001	90,000 90,000 90,000	66,000 (1) 237,800 (2) ---	464,000 (3) --- ---

Mary Ann Leeper, Ph. D., President and Chief Operating Officer	2003 2002 2001	225,000 225,000 225,000	46,200 (1) 404,875 (2) ---	790,000 (3) --- ---

(1)       On February 12, 2003, Mr. Parrish and Dr. Leeper were issued 40,000 and 28,000 shares, respectively, of restricted common stock by the Company's Board of Directors. The shares have a one year restriction and become unrestricted on February 12, 2004. The closing price of the Company's common stock on February 12, 2003 was $1.65 per share. As of September 30, 2003, the value of Mr. Parrish's restricted stock was $90,000 and the value of Dr. Leeper's restricted stock was $63,000 based on a value of $2.25 per share, the closing price of the Company's common stock on that date.  The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(2)       On September 26, 2002, Mr. Parrish and Dr. Leeper were issued 116,000 and 197,500 shares, respectively, of restricted common stock in exchange for the cancellation of stock options previously issued to them. All of the restricted stock vested on September 26, 2003. The closing price of the Company's Common Stock on September 26, 2002 was $2.05 per share. As of September 30, 2002, the value of Mr. Parrish's restricted Common Stock was $229,680 and the value of Dr. Leeper's restricted Common Stock was $391,050 based on a value of $1.98 per share, the closing price of the Company's Common Stock on that date.  The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(3)       On April 22, 2003 Mr. Parrish and Dr. Leeper were issued options to purchase shares of the Company's common stock as part of an exchange for the cancellation of previously issued common stock options, which cancellation occurred on September 26, 2002. The common stock options have an exercise price of $1.40 per share, which was the closing stock price of the Company's common stock on April 22, 2003. The options vest pro rata (one thirty-sixth) on the first of each month for 36 months following the date of the grant, commencing on May 1, 2003 and ending on April 1, 2006.

Stock Options

The following table provides certain information regarding stock options granted to the named executive officers of the Company during the fiscal year ended September 30, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options granted to Employees in Fiscal Year	Exercise Price ($/Sh.)	Expiration Date

O.B. Parrish	464,000	22.8%	1.40	April 22, 2013

Mary Ann Leeper	790,000	38.8%	1.40	April 22, 2013

(1)       Options with respect to one thirty-sixth of the underlying shares become exercisable on the first day of each month commencing May 1, 2003 and ending on April 1, 2006.

The following table provides information regarding the value of unexercised options held by the named executive officers at September 30, 2003. No named executive officer exercised any option during the fiscal year ended September 30, 2003.

AGGREGATED FISCAL YEAR END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable (1)

O.B. Parrish	128,889 / 335,111	109,556 / 284,844

Mary Ann Leeper	219,444 / 570,556	186,527 / 484,973

(1)      Calculated based upon a closing sale price of $2.25 on September 30, 2003.

Director Compensation and Benefits

Directors who are officers of the Company do not receive compensation for serving in such capacity. Individual directors who are not officers of the Company receive $1,000 for attendance in person at each Board meeting or meeting of a committee of which he or she is a member. In addition, each director who is not an employee of the Company receives an automatic grant of options to purchase 30,000 shares of common stock under the Company's Outside Director Stock Option Plan. This grant is made upon the director's initial appointment to the Board of Directors and the options vest in accordance with the vesting criteria set forth in the plan.

Employment and Change of Control Agreements

The Company entered into an employment agreement with Dr. Leeper effective May 1, 1994. The original term of Dr. Leeper's employment extended to April 30, 1997 and after April 30, 1997 her employment term renews automatically for additional three-year terms unless notice of termination is given. The employment agreement has automatically renewed for a term ending on April 30, 2006. The Company may terminate the employment agreement at any time for cause. If Dr. Leeper's employment is terminated without cause, the Company is obligated to continue to pay Dr. Leeper her base salary and any bonus to which she would otherwise have been entitled for a period equal to the longer of two years from the date of termination or the remainder of the then applicable term of the employment agreement. In addition, the Company is obligated to continue Dr. Leeper's participation in any of the Company's health, life insurance or disability plans in which Dr. Leeper participated prior to her termination of employment. Dr. Leeper's employment agreement provides for a base salary of $175,000 for the first year of her employment term, $195,000 for the second year of her employment term and $225,000 for the third year of her employment term, subject to the achievement of performance goals established by Dr. Leeper and the Company's Board of Directors. If the employment agreement is renewed beyond the initial three-year term, it requires her base salary to be increased annually by the Board of Directors based upon her performance and any other factors that the Board of Directors considers appropriate. For fiscal 2001, 2002, and 2003, Dr. Leeper's base salary was $225,000 per year. The employment agreement also provides Dr. Leeper with various fringe benefits including an annual cash bonus of up to 100% of her base salary. The Board of Directors may award the cash bonus to Dr. Leeper in its discretion. To date, Dr. Leeper has not received a cash bonus.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of December 19, 2003 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 19, 2003 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent

O.B. Parrish (2)	1,015,790	5.0%
William R. Gargiulo, Jr. (3)	64,278	*
Mary Ann Leeper, Ph.D. (4)	421,344	2.1%
Stephen M. Dearholt (5)	4,754,211	20.9%
David R. Bethune (6)	63,056	*
James R. Kerber (7)	585,932	3.0%
Michael R. Walton (8)	706,455	3.6%
Richard E. Wenninger (9)	3,419,251	16.6%
Gary Benson (10)	1,459,166	7.1%
All directors, nominees and executive officers, as a group (12 persons) (2)(3)(4)(5)(6)(7)(8)(9)	11,185,784	44.4%
_______________

* Less than 1 percent.

(1)       Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60610; the address of Mr. Dearholt is 759 North Milwaukee Street, Suite 316, Milwaukee, WI 53202; the address of Mr. Kerber is 8547 East Arapahoe Road, #J217, Englewood, CO 80112; the address of Mr. Walton is 1626 North Prospect Avenue, No. 2310, Milwaukee, WI 53202; the address of Mr. Wenninger is 855 West Dean Road, Milwaukee, WI 53217; and the address of Mr. Benson is Regency Athletic Club, 1300 Nicollet Mall, Suite 600, Minneapolis, MN 55403.

(2)        Includes 233,501 shares owned by and 60,000 shares under option to Phoenix Health Care of Illinois, Inc. ("Phoenix"). Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix. Also includes 156,900 shares of common stock owned directly by Mr. Parrish, 128,889 shares of common stock subject to stock options held by Mr. Parrish, 36,500 shares under common stock purchase warrants issued to Mr. Parrish and 400,000 shares under common stock purchase warrants held by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power.

(3)       Consists of 36,500 shares of common stock owned directly by Mr. Gargiulo and 27,778 shares of common stock subject to stock options held by Mr. Gargiulo.

(4)       Consists of 201,900 shares of common stock owned directly by Dr. Leeper and 219,444 shares of common stock subject to stock options held by Dr. Leeper.

(5)       Includes 687,955 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 9,680 shares held by Response Marketing Money Purchase Plan, 22,000 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, 18,100 shares held by Mr. Dearholt's minor child, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock, except that North Central Trust has the sole power to vote and dispose of the 9,680 shares of Common Stock held by the Response Marketing Money Purchase Plan. Also includes 30,556 shares of common stock subject to stock options and common stock purchase warrants for 3,222,500 shares of common stock (of which warrants to purchase up to 1,100,000 shares have been pledged to a bank to secure a guarantee by Mr. Dearholt on behalf of the Company).

(6)       Consists of 32,500 shares of common stock owned directly by Mr. Bethune and 30,556 shares of common stock subject to stock options held by Mr. Bethune.

(7)       Includes 363,710 shares of common stock owned directly by Mr. Kerber and 22,222 shares of common stock subject to stock options held by Mr. Kerber. Also includes 200,000 shares subject to exercise of common stock purchase warrants. The warrants have been pledged to a bank to secure a guarantee by Mr. Kerber on behalf of the Company.

(8)      Consists of (a) 257,100 shares of common stock owned directly by Mr. Walton, (b) 13,889 shares of common stock subject to stock options held by Mr. Walton, (c) 30,900 shares subject to exercise of common stock purchase warrants held by Mr. Walton, (d) 169,608 shares of Common Stock held by a trust of which Mr. Walton is trustee and (e) 234,958 shares of common stock held by Sheboygan County Broadcasting Co., Inc. ("Sheboygan"). Under the rules of the SEC, Mr. Walton may be deemed to have voting and dispositive power as to the shares held by Sheboygan since Mr. Walton is an officer, director and shareholder of Sheboygan.

(9)       Consists of (a) 2,314,251 shares of common stock owned directly by Mr. Wenninger, (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), and (c) 1,100,000 shares of common stock subject to exercise of common stock purchase warrants, consisting of a warrant to purchase 100,000 shares and a warrant to purchase a maximum of 1,000,000 shares. The warrants described in (c) above have been pledged to a bank to secure a guarantee by Mr. Wenninger on behalf of the Company.

(10)     Consists of 359,166 shares of common stock and warrants to purchase 1,100,000 shares of common stock owned by Goben Enterprises, LP, a limited partnership of which Mr. Benson is a general partner.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2003, for the Company's equity compensation plans and arrangements. These plans and arrangements were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS

Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	4,679,650	$ 0.59	169,528

Total	4,679,650	$ 0.59	169,528

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

On May 17, 1999, the Company issued warrants to purchase 337,500 shares of common stock to a placement agent with an exercise price of $1.00 per share and an expiration date of May 17, 2004. The placement agent exercised 68,750 warrants in the 2003 fiscal year. On September 19, 1997, the Company issued warrants to purchase 30,900 shares of common stock to a financial consultant with an exercise price of $2.50 per share and an expiration date of September 19, 2006.

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

On March 25, 1997, 1998, 1999, 2000, 2001, 2002 and 2003, the Company extended a $1 million, one-year promissory note payable by it to Mr. Dearholt for a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2004 and bears interest at 12% annually, payable monthly. The borrowing transactions were effected in the form of a promissory note from the Company to Mr. Dearholt and related Note Purchase and Warrant Agreements and a Stock Issuance Agreement. Under the 1997, 1998 and 1999 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock in 1997 at an exercise price of $1.848 per share, 200,000 shares of common stock in 1998 at an exercise price of $2.25 per share and 200,000 shares of the Company's common stock in 1999 at an exercise price of $1.16 per share. In connection with the extension of the note to March 25, 2001, the Company issued warrants to purchase 280,000 shares of the Company's common stock in 2000 at an exercise price of $0.71 per share. In connection with the extension of the note to March 25, 2002, the Company issued warrants to purchase 280,000 shares of the Company's common stock in 2001 at an exercise price of $0.40 per share. In connection with the extension of the note to March 25, 2003, the Company issued warrants to purchase 300,000 shares of the Company's common stock in 2002 at an exercise price of $1.18 per share. In connection with the extension of the note to March 25, 2004, the Company issued warrants to purchase 300,000 shares of the Company's common stock in 2003 at an exercise price of $1.20 per share. In each case, the exercise price of the warrants equaled 80% of the market price of the Company's common stock on the date of issuance. The warrants expire upon the earlier of their exercise or on March 25, 2005 for the warrants issued in 1997, March 25, 2007 for the warrants issued in 1998, March 25, 2009 for the warrants issued in 1999, March 25, 2010 for the warrants issued in 2000, March 25, 2011 for the warrants issued in 2001, March 25, 2014 for the warrants issued in 2002, and March 25, 2016 for the warrants issued in 2003. Under the Stock Issuance Agreement, if the Company fail to pay the $1 million under the note when due, the Company must issue 200,000 shares of the Company's common stock to Mr. Dearholt. This issuance will not, however, alleviate the Company's liability under the note. The Company also granted Mr. Dearholt securities registration rights for any common stock he receives from the Company under these warrants or the Stock Issuance Agreement.

The Company entered into a loan agreement on May 18, 2001, providing for a three-year loan commitment from a bank of up to $2,000,000. The Company may borrow under this loan agreement from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In May 2001, the Company borrowed a total of $15. million under this loan agreement. Five persons provided guarantees equal in total to the $1.5 million outstanding under the loan. The guarantors included James R. Kerber, a member of the Company's board of directors, Stephen M. Dearholt, a member of the Company's board of directors, Richard E. Wenninger, a member of the Company's board of directors, and a trust for the benefit of O.B. Parrish, the Company's Chairman of the Board and Chief Executive Officer. Each guarantor may be liable to the lender for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of the Company's common stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of the Company's common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 per share or more than $1.00 per share. The Company also issued additional warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.50 per share to each of Stephen M. Dearholt and Richard E. Wenninger because each of them guaranteed $500,000 under the loan. The Company granted all of the guarantors registration rights which require that the Company register the shares of common stock underlying the warrants.

Effective March 30, 2001, the Company issued a $250,000 convertible debenture to Richard E. Wenninger. Mr. Wenninger subsequently became a member of the Company's board of directors in July 2001. The convertible debenture bore interest at 12% per year and had a three-year term. Mr. Wenninger converted the debenture into 500,000 shares of common stock on January 8, 2003 based on a conversion rate of $0.50 per share.

During fiscal 2002, the Company's board of directors elected to extend the terms of warrants held by Mr. Walton, consisting of warrants issued in 1997 to purchase 30,900 shares of the Company's common stock at an exercise price of $2.50, for an additional four years.

During September and October 2002, the Company offered the holders of the its outstanding preferred stock the right to convert their shares of preferred stock into shares of common stock based on a price of $1.80 per share, the closing price of the common stock on September 4, 2002. This resulted in a conversion rate of approximately 1.39 shares of common stock per share of preferred stock rather than the 1 to 1 conversion rate set forth in the Company's Articles of Incorporation. Effective September 20, 2003, a total of 604,000 shares of Series 1 Preferred Stock were converted into a total of 838,899 shares of common stock. 309,000 shares of preferred stock beneficially owned by Mr. Walton were converted into 429,166 shares of common stock and 60,000 shares of preferred stock beneficially owned by Mr. Wenninger were converted into 83,333 shares of common stock.

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

Item 13.   Exhibits, List and Reports On Form 8-K.

A.   Documents Filed as a Part of This Report:

       1.         Financial Statements.

             The following consolidated financial statements of the Company are included in Item 8 hereof:

Consolidated Balance Sheet - September 30, 2003

Consolidated Statements of Operations - Years ended September 30, 2003 and 2002

Consolidated Statements of Stockholders' Equity - Years ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows - Years ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements

      2.         Financial Statement Schedules.

                  None.

      3.         Exhibits Filed:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company. (20)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (26)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (33)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (34)
3.5	Amended and Restated By-Laws of the Company. (3)
4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3 and 3.4).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.5).
10.1	Employment Agreement between John Wundrock and the Company dated October 1, 1989. (3)
10.2	Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company) 1990 Stock Option Plan. (4)
10.3	Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (6)
10.4	Trademark License Agreement for Reality Trademark. (7)
10.5	Office space lease between the Company and John Hancock Mutual Life Insurance Company dated June 1, 1994. (8)
10.6	Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (9)
10.7	1994 Stock Option Plan. (10)
10.8	Investor relations and development services Consulting Agreement between the Company and C.C.R.I. Corporation dated March 13, 1995. (11)
10.9	Consultant Warrant Agreement dated March 13, 1995 between the Company and C.C.R.I. Corporation, as amended on April 22, 1996. (12)
10.10	Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, warrants and Stock Issuance Agreement. (13)
10.11	Outside Director Stock Option Plan. (12)
10.12	Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (14)
10.13	Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (14)
10.14	Employment Letter dated February 28, 1990 from Chartex Resources Ltd. to Michael Pope and Board Amendments thereto. (14)

10.15	Grant Letter dated March 7, 1996 from the Government Office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (14)
10.16	Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (14)
10.17	Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (15)
10.18	Fund Raising Agreement dated May 1, 1998 by and between Hartinvest-Medical Ventures and the Company. (12)
10.19	Change of Control Agreement dated January 27, 1999, between The Female Health Company and Michael Pope. (16)
10.20	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (16)
10.21	Company Promissory Note to O.B. Parrish for $50,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (16)
10.22	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 1999 and related Note Purchase and Warrant Agreement, Warrant and Stock Issuance Agreement. (16)
10.23	Form of Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (17)
10.24	Amendment to Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (17)
10.25	$1 million Convertible Debenture issued by the Company to Gary Benson dated May 19, 1999. (17)
10.26	$100,000 Convertible Debenture issued by the Company to Daniel Bishop dated June 3, 1999. (17)
10.27	$100,000 Convertible Debenture issued by the Company to Robert Johander dated June 3, 1999. (17)
10.28	$100,000 Convertible Debenture issued by the Company to Michael Snow dated June 3, 1999. (17)

10.29	$100,000 Convertible Debenture issued by the Company to W.G. Securities Limited Partnership dated June 3, 1999. (17)
10.30	Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on May 19, 1999. (17)
10.31	Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 1999. (17)
10.32	Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on June 3, 1999. (17)
10.33	Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on June 3, 1999. (17)
10.34	Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 1999. (17)
10.35	Form of Common Stock Purchase Warrant to acquire 337,500 shares issued to R.J. Steichen as placement agent. (17)
10.36	Form of Change of Control Agreement between the Company and each of O.B. Parrish and Mary Ann Leeper. (20)
10.37	Lease Agreement among Chartex Resources Limited, P.A.T. (Pensions) Limited and The Female Health Company. (18)
10.38	Agreement dated March 14, 1997, between the Joint United Nations Programme on HIV/AIDS and Chartex International PLC. (19)
10.39	Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related stock purchase and warrant agreement, warrants and stock issuance agreement. (21)
10.40	1997 Stock Option Plan. (19)
10.41	Employee Stock Purchase Plan. (19)
10.42	Agreement dated September 29, 1997, between Vector Securities International and The Female Health Company. (19)
10.43	Private Equity Line of Credit Agreement between the Company and Kingsbridge Capital Limited dated November 19, 1998. (2)
10.44	Registration Rights Agreement between the Company and Kingsbridge Capital Limited dated as of November 19, 1998. (2)

10.45	Warrant to Purchase up to 200,000 shares of common stock of the Company issued to Kingsbridge Capital Limited as of November 19, 1998. (2)
10.46	Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (23)
10.47	Consulting Agreement between the Company and Kingsbridge Capital Limited dated February 12, 1999. (23)
10.48	Registration Rights Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (23)
10.49	Warrant for 100,000 shares of the Company's common stock issued to Kingsbridge Capital Limited as of February 12, 1999. (23)
10.50	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2000 and related Warrants. (24)
10.51	Company Promissory Note to O.B. Parrish for $50,000 dated February 18, 2000 and related Warrants. (24)
10.52	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 2000 and related Warrants. (24)
10.53	Stock Purchase Agreement, dated as of June 14, 2000, between The Female Health Company and The John W. Dearholt Trust. (25)
10.54	Warrant to purchase 250,000 shares of the Company's common stock issued to Gary Benson on May 19, 2000. (25)
10.55	Warrant to purchase 25,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 2000. (25)
10.56	Warrant to purchase 25,000 shares of the Company's common stock issued to Robert Johander on June 3, 2000. (25)
10.57	Warrant to purchase 50,000 shares of the Company's common stock issued to Michael Snow on June 3, 2000. (25)
10.58	Warrant to purchase 25,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 2000. (25)
10.59	Stock Purchase Agreement, dated as of June 14, 2000, between the Company and The John W. Dearholt Trust. (25)

10.60	Exclusive Distribution Agreement, dated as of October 1, 2000, between the Company and Mayer Laboratories, Inc. (26)
10.61	Amended and Restated Convertible Debenture issued by the Company to Richard E. Wenninger dated March 30, 2001. (27)
10.62	Amended and Restated Promissory Note to Stephen M. Dearholt for 250,000 dated February 12, 2001 and related warrants. (5)
10.63	Amended and Restated Promissory Note to O.B. Parrish for $50,000 dated February 18, 2001 and related warrants. (5)
10.64	Amended and Restated Promissory Note to Stephen M. Dearholt for 1,000,000 dated March 25, 2001 and related warrants. (27)
10.65	Loan Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (27)
10.66	Registration Rights Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (27)
10.67	Warrant dated May 18, 2001 from the Company to Heartland Bank. (27)
10.68	Warrants dated May 18, 2001 from the Company to Stephen M. Dearholt. (28)
10.69	Warrant dated May 18, 2001 from the Company to James R. Kerber. (28)
10.70	Warrant dated May 18, 2001 from the Company to Tom Bodine. (28)
10.71	Warrant dated May 18, 2001 from the Company to The Geneva O. Parrish 1996 Living Trust. (28)
10.72	Warrants dated May 23, 2001 from the Company to Richard E. Wenninger. (28)
10.73	Registration Rights Agreement, dated as of May 18, 2001, among the Company and certain guarantors. (28)
10.74	Exclusive Distribution Agreement, dated October 18, 2001, between the Company and Total Access Group. (29)
10.75	Memorandum of Understanding, dated as of November 12, 2001, between the Company and Hindustan Latex Limited. (30)
10.76	Warrant dated December 18, 2001 from the Company to Dr. Jerry Kinder (31)
10.77	Warrant dated December 20, 2001 from the Company to Tom Bodine (31)
10.78	Warrant dated February 20, 2002 from the Company to Gerald Stein (31)
10.79	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2002 and related warrants. (32)
10.80	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2003 and related warrants.
21	Subsidiaries of Registrant. (22)
24.1	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (35)

35

___________________

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

(29)      Incorporated herein by reference to Amendment No. 1 to the Company's Form SB-2 Registration Statement filed on February 6, 2002.

(30)      Incorporated herein by reference to Amendment No. 2 to the Company's Form SB-2 Registration Statement filed on February 27, 2002.

(31)      Incorporated herein by reference to Amendment No. 3 to the Company's Form SB-2 Registration Statement filed on March 18, 2002.

(32)      Incorporated herein by reference to the Company's March 31, 2002 Form 10-QSB.

(33)      Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(34)      Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(35)     This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

B.      Reports on Form 8-K:

         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2003                                                    THE FEMALE HEALTH COMPANY

                                                                                            BY:   /s/  O.B. Parrish
                                                                                         O.B. Parrish, Chairman,
                                                                                         Chief Executive Officer

                                                                                              /s/  Robert R. Zic
                                                                                             Robert R. Zic,
                                                                                             Principal Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints O.B. Parrish and Robert R. Zic, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-KSB and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ O.B. Parrish	Chairman of the Board Chief Executive Officer and Director	December 29, 2003
O.B. Parrish

/s/ Mary Ann Leeper	President, Chief Operating officer and Director	December 29, 2003
Mary Ann Leeper, Ph.D.

/s/ Robert Zic	Principal Accounting Officer	December 29, 2003
Robert Zic

/s/ William R. Gargiulo	Secretary and Director	December 29, 2003
William R. Gargiulo

/s/ David R. Bethune	Director	December 29, 2003
David R. Bethune

/s/ Stephen M. Dearholt	Director	December 29, 2003
Stephen M. Dearholt

/s/ Michael R. Walton	Director	December 29, 2003
Michael R. Walton

/s/ James R. Kerber
James R. Kerber	Director	December 29, 2003

Richard E. Wenninger	Director	December 29, 2003

The Female Health Company
and Subsidiaries

Consolidated Financial Report

The Female Health Company and Subsidiaries

Index to Consolidated Financial Statements

Document                                                                                                            Page No.

Audited Consolidated Financial Statements.

Report of McGladrey & Pullen, LLP, Independent Auditors.              F-1

Consolidated Balance Sheet as of September 30, 2003.                  F-2

Consolidated Statements of Operations for the years ended           F-3
September 30, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity (Deficit)              F-4 and F-5
for the years ended September 30, 2003 and 2002.

Consolidated Statements of Cash Flows for years ended                F-6 and F-7
September 30, 2003 and 2002.

Notes to Consolidated Financial Statements.                                     F-8 through F-23

Independent Auditor’s Report

To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and Subsidiaries, as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen LLP

Schaumburg, Illinois
November 19, 2003, except for the waiver of loan covenant violation discussed in Note 4, as to which the date is December 16, 2003

The Female Health Company and Subsidiaries

Consolidated Balance Sheet
September 30, 2003

Assets
Current Assets
Cash	$632,295
Restricted cash	119,664
Accounts receivable, net of allowance for doubtful accounts
of $8,000 and allowance for product returns of $5,000	2,054,985
Inventories	1,092,286
Prepaid expenses and other current assets	233,818

Total current assets	4,133,048

Other Assets
Certificate of deposit	96,221
Patents, net of accumulated amortization of $835,561	287,653
Other	162,370

546,244

Equipment, Furniture and Fixtures
Equipment, furniture and fixtures	4,308,759
Less accumulated depreciation	3,952,481

356,278

$5,035,570

Liabilities and Stockholders' Equity
Current Liabilities
Note payable, bank, net of unamortized discount of $514,672	$1,385,328
Note payable, related party, net of unamortized discount of $157,201	842,799
Accounts payable	371,742
Current maturities of obligations under capital leases	30,803
Accrued expenses and other current liabilities	624,788
Preferred dividends payable	11,424

Total current liabilities	3,266,884

Long-Term Liabilities
Obligations under capital leases	21,195
Deferred gain on sale of facility	1,254,359

1,275,554

Stockholders' Equity
Convertible preferred stock, Series 1, par value $.01 per share.
Authorized 5,000,000 shares; issued and outstanding 56,000 shares	560
Common stock, par value $.01 per share. Authorized 35,500,000
shares; issued and outstanding 19,524,988 shares	195,250
Additional paid-in capital	56,421,553
Unearned consulting fees	(182,045)
Accumulated other comprehensive income	391,366
Accumulated deficit	(56,301,476)

525,208
Treasury stock, at cost, 20,000 shares of common stock	(32,076)

493,132

$5,035,570

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Operations
Years Ended September 30, 2003 and 2002

	2003	2002

Net revenues	$9,045,560	$8,416,512

Cost of products sold	5,456,838	4,730,406

Gross profit	3,588,722	3,686,106

Operating expenses:
Advertising and promotion	36,533	43,832
Selling, general and administrative	3,839,907	3,189,598
Out of court settlement costs	-	1,258,210
Stock compensation	1,047,398	1,863,956

Total operating expenses	4,923,838	6,355,596

Operating (loss)	(1,335,116)	(2,669,490)

Nonoperating income (expense):
Interest expense	(1,051,184)	(817,714)
Interest income	16,131	6,042

	(1,035,053)	(811,672)

Net (loss)	(2,370,169)	(3,481,162)
Preferred dividends, Series 1	11,424	132,005

Net (loss) attributable to common stockholders	$(2,381,593)	$(3,613,167)

Net (loss) per common share outstanding	$(0.13)	$(0.22)
Weighted average common shares outstanding	19,020,029	16,244,920
See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended September 30, 2003 and 2002

	Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned Consulting Fees	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Cost of Treasury Stock	Total

Balance at September 30, 2001	$6,600	$156,929	$50,264,602	$(60,817)	$-	$23,801	$(50,306,716)	$(32,076)	$52,323
Issuance of 100,000 shares of Common Stock for consulting services	-	1,000	66,000	(67,000)	-	-	-	-	-

Issuance of 150,000 stock options for consulting services	-	-	188,830	(188,830)	-	-	-	-	-

Conversion of 594,000 shares of Preferred Stock into 824,991 shares of Common Stock	(5,940)	8,250	(2,310)	-	-	-	-	-	-

Issuance of 92,549 shares of Common Stock upon exercise of stock options	-	925	42,083	-	-	-	-	-	43,008

Issuance of 450,000 shares of Common Stock and extension of warrants for out of court settlement	-	4,500	1,253,710	-	-	-	-	-	1,258,210

Stock compensation relating to the Company's stock option plans	-	-	1,720,322	-	-	-	-	-	1,720,322

Issuance of 469,000 restricted shares of Common Stock	-	4,690	503,559	-	(641,017)	-	-	-	(132,768)

Issuance of 183,150 shares of Common Stock upon exercise of stock warrants	-	1,832	98,168	-	-	-	-	-	100,000

Issuance of warrants with note payable, bank	-	-	415,427	-	-	-	-	-	415,427

Issuance of warrants with note payable, related party	-	-	265,710	-	-	-	-	-	265,710

Renewal of expired warrants	-	-	30,436	-	-	-	-	-	30,436

Issuance of 39,180 shares of Common Stock as payment of interest on debentures	-	392	49,608	-	-	-	-	-	50,000

Issuance of 70,585 shares of Common Stock as payment of preferred stock dividends	-	706	35,292	-	-	-	-	-	35,998

Preferred Stock dividends	-	-	-	-	-	-	(132,005)	-	(132,005)

Issuance of 120,000 shares of Common Stock	-	1,200	58,800	-	-	-	-	-	60,000

Amortization of unearned consulting fees	-	-	-	143,634	-	-	-	-	143,634
Comprehensive income (loss):
Net (loss)	-	-	-	-	-	-	(3,481,162)	-	(3,481,162)
Foreign currency translation adjustment	-	-	-	-	-	201,152	-	-	201,152
Comprehensive income (loss)									(3,280,010)

Balance at September 30, 2002	$660	$180,424	$54,990,237	$(173,013)	$(641,017)	$224,953	$(53,919,883)	$(32,076)	$630,285

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended September 30, 2003 and 2002

	Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned Consulting Fees	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Cost of Treasury Stock	Total

Balance at September 30, 2002 (balance forwarded)	$660	$180,424	$54,990,237	$(173,013)	$(641,017)	$224,953	$(53,919,883)	$(32,076)	$630,285
Issuance of 200,000 shares of Common Stock for
consulting services	-	2,000	369,000	(371,000)	-	-	-	-	-
Conversion of 10,000 shares of Preferred Stock
into 13,888 shares of Common Stock	(100)	139	(39)	-	-	-	-	-	-
Issuance of 70,783 shares of Common Stock upon
cashless exercise of 106,700 stock options	-	708	(708)	-	-	-	-	-	-
Conversion of Convertible Debentures
into 900,000 shares of common stock	-	9,000	441,000	-	-	-	-	-	450,000
Stock compensation (recovery) relating to the Company's
stock option plans	-	-	(43,000)	-	-	-	-	-	(43,000)
Issuance of 78,000 restricted shares of Common Stock	-	780	127,920	-	-	-	-	-	128,700
Issuance of 122,495 unrestricted shares of Common Stock	-	1,225	131,529	-	-	-	-	-	132,754
Issuance of 75,592 shares of Common Stock upon
cashless exercise of 168,750 stock warrants	-	755	(755)	-	-	-	-	-	-
Issuance of warrants with note payable, related party	-	-	278,400	-	-	-	-	-	278,400
Issuance of 6,898 shares of Common Stock as payment of
interest on debentures	-	69	11,108	-	-	-	-	-	11,177
Issuance of 14,948 shares of Common Stock as payment of
preferred stock dividends	-	150	29,448	-	-	-	-	-	29,598
Preferred Stock dividends	-	-	-	-	-	-	(11,424)	-	(11,424)
Amortization of deferred compensation	-	-	87,413	-	641,017	-	-	-	728,430
Amortization of unearned consulting fees	-	-	-	361,968	-	-	-	-	361,968
Comprehensive income (loss):
Net (loss)	-	-	-	-	-	-	(2,370,169)	-	(2,370,169)
Foreign currency translation adjustment	-	-	-	-	-	166,413	-	-	166,413
Comprehensive income (loss)									(2,203,756)

Balance at September 30, 2003	$560	$195,250	$56,421,553	$(182,045)	$-	$391,366	$(56,301,476)	$(32,076)	$493,132

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 30, 2003 and 2002

	2003	2002

Operating Activities
Net (loss)	$(2,370,169)	$(3,481,162)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	474,966	410,173
Amortization of patents	118,536	109,245
(Recovery of) inventory obsolescence	(7,872)	(1,768)
(Recovery of) doubtful accounts, returns and discounts	(10,136)	(4,554)
Interest added to certificate of deposit	(4,221)	(6,042)
Amortization of unearned consulting fees	361,968	143,634
Amortization of discounts on notes payable and convertible debentures	726,632	458,501
Amortization of deferred income realized on UK grant	(45,423)	(26,557)
Amortization of deferred gain on sale and leaseback of building	(91,031)	(83,896)
Common stock issued for senior management bonuses	128,700	-
Out of court settlement	-	1,258,210
Stock compensation	685,430	1,720,322
Loss (gain) on sale of equipment and furniture and fixtures	2,207	(1,105)
Changes in operating assets and liabilities:
Accounts receivable	499,755	(801,872)
Inventories	(112,911)	(237,449)
Prepaid expenses and other assets	24,211	(114,357)
Accounts payable	(170,564)	31,747
Accrued expenses and other current liabilities	79,930	248,279

Net cash provided by (used in) operating activities	290,008	(378,651)

Investing Activities
Decrease (increase) in restricted cash	69,530	(118,695)
Proceeds from maturity of certificate of deposit	29,042	-
Capital expenditures	(47,233)	(35,009)
Proceeds on sale of equipment and furniture and fixtures	-	1,105

Net cash provided by (used in) investing activities	51,339	(152,599)

Financing Activities
Proceeds from issuance of common stock	-	60,000
Proceeds from exercised stock options	-	43,008
Proceeds from exercise of common stock warrants	-	100,000
Proceeds from note payable, bank	-	500,000
Payments on note payable, bank	-	(100,000)
Dividend paid on preferred stock	(104,396)	(95,825)
Payments on capital lease obligations	(24,986)	(8,403)

Net cash (used in) provided by financing activities	(129,382)	498,780

(continued)

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 30, 2003 and 2002

	2003	2002

Effect of exchange rate changes on cash	$43,022	$3,012

Net increase (decrease) in cash	254,987	(29,458)

Cash at beginning of year	377,308	406,766

Cash at end of year	$632,295	$377,308

Supplemental Cash Flow Disclosures:
Interest paid	$298,561	$381,578

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of warrants on notes payable	$278,400	$681,137
Common stock issued for payment of preferred stock dividends and convertible debenture interest	40,775	85,998
Preferred dividends declared, Series 1	11,424	132,005
Renewal of notes payable with related parties	1,000,000	1,000,000
Capital lease obligations incurred for capital expenditures	-	81,076
Common stock issued for conversion of convertible debentures	450,000	-
Common stock issued to UK employees to satisfy accrued expense	132,754	-
Conversion of preferred stock into common stock	100	5,940

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in over 100 countries. The product is marketed in 21 countries by various country-specific commercial partners. The Company’s credit terms are primarily on a net 30-day basis.

Use of estimates: The preparation of financial statements requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Significant accounting estimates include the following:

Accounts receivable include a provision for sales returns and trade allowances, which is based on management's estimate of future product returns from customers in connection with unsold product which has expired or is expected to expire before it is sold. The estimated costs for product returns, price discounts and trade allowances are accrued when the initial sale is recorded.

The market value of inventory is based on management's best estimate of future sales and the time remaining before the existing inventories reach their expiration dates.

The Company evaluates patents for impairment by comparing the net present value of the asset's estimated future income stream to the asset's carrying value.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Cash concentration: Substantially all of the Company’s cash is held in the UK at two financial institutions.

Restricted cash: Restricted cash represents cash held at a financial institution that has been designated as a performance guarantee to one of the Company’s customers. This performance guarantee is regularly required in order to conduct business with this customer.

Accounts receivable: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Inventories: Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out (FIFO) method. Inventories are also written down for management’s estimates of product which will not sell prior to its expiration date. Write downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence.

Foreign currency translation: In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Translation adjustments are recorded as a separate component of stockholders' equity as the local currency is the functional currency.

Equipment and furniture and fixtures: Depreciation and amortization are computed using primarily the straight-line method. Depreciation and amortization are computed over the estimated useful lives of the respective assets which range as follows:

Equipment                                        5 - 10 years
Furniture and fixtures                      3 years

Depreciation on leased assets and leasehold improvements is computed over the lesser of the remaining lease term or the estimated useful lives of the assets. Depreciation on leased assets is included with depreciation on owned assets.

Patents and trademarks: The Company currently holds product and technology patents on the female condom in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, Brazil, South Korea and Australia. The Company has the registered trademark "FC Female Condom" in the United States and has trademarks on the names "femidom," "femy," “Reality” and others in certain foreign countries. Patents are amortized on a straight-line basis over their estimated useful life of 12 years. Trademarks have no carrying value in the accompanying balance sheet at September 30, 2003.

Financial instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Reclassification: Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation. The reclassifications have had no effect on net losses for the years then ended.

Research and development costs: Research and development costs are expensed as incurred. The amount of costs expensed for the year ended September 30, 2003 was approximately $60,000. There were no research and development costs incurred for the year ended September 30, 2002.

Revenue recognition: Revenues from product sales are recognized as the products are shipped to the customers.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Stock-based compensation: The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations . Accordingly, no stock-based compensation cost has been recognized, as all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net losses and losses per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method prescribed by Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ):

	Year Ended September 30,
	2003	2002

Net loss, as reported	$(2,381,593)	$(3,613,167)
Add: Stock option repricing, net of previously recognized
expense of $1,720,322 under APB 25	-	786,740
Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all awards,
net of related tax effects	(338,487)	(47,533)

Pro forma net loss	$(2,720,080)	$(2,873,960)

Loss per share:
As reported	$(0.13)	$(0.22)

Pro forma	$(0.14)	$(0.17)

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

Note 1. Nature of Business and Significant Accounting Policies (Continued)

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

New accounting pronouncements: In December 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN 46 establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition of consolidation does not apply. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have an effect on the Company's financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of SFAS 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company was required to apply SFAS 150 for the interim period beginning on July 1, 2003. The adoption of SFAS 150 did not have an effect on the Company's financial statements.

Note 2. Inventories

The components of inventory consist of the following at September 30, 2003:

Raw materials	$488,705
Work in process	147,339
Finished goods	495,922
Less allowance for obsolescence	(39,680)

$1,092,286

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Accounting Change and Acquired Intangible Asset

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective October 1, 2002. At the date of adoption, the Company reassessed the estimated useful lives of its definite life intangible assets, and found the previously determined lives to be appropriate. The following is a summary of acquired intangible assets at September 30, 2003:

	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Patents	$1,123,214	$835,561

Amortization expense recognized on all amortizable intangible assets totaled $118,536 and $109,245 for the twelve months ended September 30, 2003 and 2002, respectively.

Estimated aggregate amortization expenses for each of the next following years is as follows:

Years ending September 30:
2004	$118,536
2005	118,536
2006	50,581

$287,653

Note 4. Notes Payable and Long-Term Debt

During 2002, the Company renewed a $1,000,000 note with Mr. Dearholt, a current director of the Company. The outstanding note payable bears interest at 12 percent. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 300,000 shares of the Company’s common stock at $1.18 per share which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $265,710. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2012. The discount, in combination with the note’s 12 percent coupon resulted in an effective interest rate of 46 percent on the note.

During 2003, the Company renewed the $1,000,000 note with Mr. Dearholt. The outstanding note payable bears interest at 12 percent and is payable in full in March 2004. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 300,000 shares of the Company’s common stock at $1.20 per share which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $278,400. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2016. In addition, if the Company defaults on its obligation under the note, the Company is required to issue an additional 300,000 shares of its common stock to Mr. Dearholt in addition to all other remedies to which Mr. Dearholt may be entitled. The note is recorded at September 30, 2003, net of unamortized discount of $157,201. The discount, in combination with the note’s 12 percent coupon resulted in an effective interest rate of 48 percent on the note.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Notes Payable and Long-Term Debt (Continued)

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The Company may borrow under this credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125 percent of the amount outstanding under the credit facility. The unpaid balances on the credit facility are due May 18, 2004, and bear interest payable at an annual rate of 10 percent. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants. The Company issued warrants on its short-term note and paid dividends on the Company’s Class A Preferred Stock – Series 1, both of which are covenant violations of the credit facility. The violations were waived by the bank on May 14, 2003 and December 16, 2003, respectively.

Heartland Bank was issued warrants to purchase the number of shares of the Company’s common stock equal to $500,000 divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70 percent of the “market price” of the common stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00. In accounting for Heartland Bank’s warrants, the Company has designated 1,000,000 warrants valued at $270,800 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. During 2001, the Company borrowed $1,500,000 under the credit facility and obtained personal guarantees of a total of 125 percent of the amount outstanding on the loan from five persons, three of which are current directors of the Company and one of which is a trust for the benefit of a current officer and director of the Company. During 2002, the Company borrowed the remaining $500,000 under the credit facility and obtained personal guarantees of a total of 125 percent of the amount outstanding on the loan from three additional persons. The Company paid down $100,000 on the credit facility in September 2002.

For giving their personal guarantees, the Company issued to the eight guarantors warrants to purchase the number of shares of the Company’s common stock equal to the guarantee amount of each guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is equal to 70 percent of the “market price” of the common stock as of the day immediately prior to the date the exercise notice is given to the Company, but in no event shall the per share price be less than $0.50 or more than $1.00.

In 2001, the Company also issued additional warrants to purchase 100,000 shares of common stock to two guarantors with a warrant purchase price of $0.50 per share. In accounting for the guarantors’ warrants related to the $1,500,000 borrowed in 2001, the Company designated 3,200,000 warrants valued at $667,578 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. The value of the warrants in combination with the credit facility’s 10 percent coupon resulted in an effective interest rate of 50 percent on that portion of the note.

In 2002, the Company also issued additional warrants to purchase 100,000 shares of common stock to one guarantor with a warrant purchase price of $0.50 per share. In accounting for the guarantors’ warrants related to the $500,000 borrowed in 2002, the Company designated 900,000 warrants valued at $415,427 and these are recorded by the Company as additional paid-in capital and a discount on the credit facility. The value of the 2002 warrants in combination with the credit facility’s 10 percent coupon resulted in an effective interest rate of 101 percent on that portion of the note.

The Company has currently borrowed $1,900,000 under this credit facility. The credit facility is recorded at September 30, 2003, net of unamortized discount of $514,672.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Notes Payable and Long-Term Debt (Continued)

On December 17, 2002, the Company entered into a second agreement with Heartland Bank providing for a $1,000,000 credit facility. Borrowings on the credit facility are collateralized by the Company’s accounts receivable and inventories, and bear interest at the prime rate plus 1 percent (prime rate was 4.0% at September 30, 2003). The credit facility expires in December 2004. No borrowings were outstanding on the credit facility at September 30, 2003.

On April 2, 2003, the Company entered into a third agreement with Heartland Bank providing for a $500,000 credit facility. Borrowings on the credit facility are collateralized by the Company’s accounts receivable and bear interest at the prime rate plus 2 percent. The credit facility expires in April 2004. No borrowings were outstanding on the credit facility at September 30, 2003.

On March 30, 2001, the Company issued a $250,000 convertible debenture to one accredited investor. The debenture was due March 30, 2004, bore interest payable at a rate of 12 percent and was convertible into the Company’s common stock based on a price of $0.50 per share. On January 12, 2003, the investor converted his debenture into 500,000 shares of the Company’s common stock.

On June 1, 2001, the Company issued an aggregate $200,000 of convertible debentures to two accredited investors. The debentures were due May 30, 2004, bore interest payable at a rate of 10 percent per annum, and were convertible into the Company’s common stock based on a price of $0.50 per share. On December 5, 2002, the investors converted their debentures into an aggregate of 400,000 shares of the Company’s common stock.

Interest expense to related parties was $388,850 and $322,659 for the years ended September 30, 2003 and 2002, respectively.

Note 5. Capital Leases

The Company leases vehicles under capital leases. The assets and liabilities under the leases were recorded at the present value of future minimum rental payments.

Minimum future lease payments under capital leases as of September 30, 2003, are as follows:

Years ending September 30:
2004	$33,895
2005	22,118

Total minimum lease payments	56,013
Less the amount representing interest	4,015

Present value of net minimum lease payments	51,998
Less current portion	30,803

Long-term obligations under capital leases	$21,195

The cost and accumulated amortization of the leased assets at September 30, 2003, was approximately $110,000 and $38,000, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Operating Leases and Rental Expense

The Company has a lease agreement for office space with an unrelated third party which expires September 2006. The lease requires monthly payments of $5,907 plus real estate taxes, utilities, and maintenance expenses. The Company was required to make an initial security deposit of $115,000 which has been reduced to $69,000 in October 2003. The security deposit is in the form of an irrevocable letter of credit from a bank. The Bank presently requires the Company to hold a $69,000 certificate of deposit as collateral for the letter of credit.

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England. The Company received $3,365,000 (£1,950,000) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $396,021 (£268,125) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make an initial security deposit of $396,021 (£268,125) which has been reduced to $162,045 (£97,500) and is included in other assets in the balance sheet at September 30, 2003. The facility had a net book value of $1,398,819 (£810,845) on the date of the transaction. The $1,966,181 (£1,139,155) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 2003, was $1,254,359 (£754,729).

The Company also leases equipment under lease agreements which expire at various dates between August 2005 and August 2006. The aggregate monthly rental was $1,399 at September 30, 2003.

Details of operating lease expense are as follows:

	September 30,
	2003	2002

Operating lease expense:
Factory and office leases	$708,071	$622,037
Other	16,789	10,217

	$724,860	$632,254

Future minimum payments under operating leases consisted of the following at September 30, 2003:

Operating Leases

2004	$517,203
2005	517,241
2006	508,938
2007	429,536
2008	429,536
Thereafter	3,524,869

Total minimum payments	$5,927,323

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Income Taxes

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2003 and 2002, is as follows:

	September 30,
	2003	2002

Income tax credit at statutory rates	$(806,000)	$(1,184,000)
Nondeductible expenses	15,000	486,000
State income tax, net of federal benefits	(195,000)	(244,000)
Benefit of net operating loss not recognized, increase in valuation allowance	986,000	942,000

	$-	$-

As of September 30, 2003, the Company had federal and state net operating loss carryforwards of approximately $43,005,000 and $24,882,000, respectively, for income tax purposes expiring in years 2005 to 2023. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $105,000 at September 30, 2003, expiring in years 2006 to 2010. The Company's UK subsidiary, The Female Health Company - UK, plc has UK net operating loss carryforwards of approximately $68,755,000 as of September 30, 2003. These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2003:

Deferred tax assets:
Federal net operating loss carryforwards	$14,622,000
State net operating loss carryforwards	1,277,000
Foreign net operating loss carryforwards	20,626,000
Foreign capital allowances	241,000
Tax credit carryforwards	105,000
Other	19,000

Total gross deferred tax assets	36,890,000
Valuation allowance for deferred tax assets	36,890,000

Net deferred tax assets	$-

The valuation allowance increased by $1,105,000 and $696,000 for the years ended September 30, 2003 and 2002, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Common Stock

Stock Option Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 169,528 shares available for future grants as of September 30, 2003. The Company has also granted options to one of its legal counsel, an affiliate and consultants. Certain options are vested and exercisable upon issuance, others over periods up to four years and still others based on the achievement of certain performance criteria by the Company and market prices of its common stock.

In September 2001, the holders of exercisable stock options waived their rights to exercise their options until the Company amended its articles of incorporation to increase the number of shares of common stock authorized for issuance. To obtain this waiver, the Company agreed to re-price these options at $0.56 per share once the amendment was approved. The Company’s common stock was trading at less than $0.56 per share when the waivers were obtained.   The total number of options that were waived at September 30, 2001, was 2,659,800.

On May 8, 2002, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total number of authorized shares of common stock from 27,000,000 to 35,500,000 shares. Since the amendment was approved, the stock options have been re-priced to $0.56 per share. The Company has accounted for all of these stock options in accordance with variable plan accounting guidance provided in APB No. 25 and related interpretations. The reduction in the exercise price of the re-priced options and the increase in the stock price of the Company’s common stock as of September 30, 2002 resulted in $1,720,322 of stock compensation expense due to the repricing for the year ended September 30, 2002.

Effective September 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of common stock agreed to exchange their options for:

•    a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock in September  2003 in the case of U.K. option holders; and

•    the right to receive a grant of new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange.

The shares of restricted common stock and the right to receive the shares of deferred common stock were subject to forfeiture if the participant voluntarily resigned or was terminated for cause on or before September 26, 2003 and were not transferable on or before September 26, 2003. As of September 30, 2002, the Company had issued the restricted common stock to U.S. option holders and accrued for the issuance to U.K. option holders. The restricted and deferred shares have been recorded as deferred compensation within stockholders’ equity as of September 30, 2002, and will be amortized over the employees’ one-year service periods. The restricted legend was removed and the deferred shares were issued as of September 26, 2003. The Company recorded $728,430 of amortization of deferred compensation in the stock compensation portion of the income statement.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Common Stock (Continued)

The new options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date and a vesting schedule of 1/36 per month for each of the first 36 months after the date of grant. The new options which were granted on April 22, 2003 at an exercise price of $1.40 and are being accounted for in accordance with fixed plan accounting guidance provided in APB No. 25. Options to purchase a total of 320,000 shares of common stock did not participate in the exchange. As of September 30, 2003 10,000 of the 320,000 share total were still outstanding and will continue to be accounted for in accordance with variable plan accounting guidance.

Summarized information regarding all of the Company's stock options is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 2001	2,879,800	$0.64
Granted	190,000	1.11
Exercised	(92,549)	0.56
Expired or canceled	(2,387,251)	0.56

Outstanding at September 30, 2002	590,000	$0.88
Granted	2,385,980	1.40
Exercised	(106,700)	0.56
Expired or canceled	(203,300)	0.56

Outstanding at September 30, 2003	2,665,980	$1.38

Option shares exercisable at September 30, 2003 and 2002, are 567,497 and 196,700, respectively, at weighted average exercise prices of $1.28 and $0.93, respectively.

Options Outstanding and Exercisable

	Number	Wghted. Avg.	Wghted. Avg.	Number	Wghted. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	At 9/30/03	Life	Price	At 9/30/03	Price

$0.56	10,000	4.95	$0.56	6,666	$0.56
0.66	150,000	8.25	0.66	150,000	0.66
1.40	2,385,980	9.58	1.40	330,831	1.40
2.00	120,000	1.20	2.00	80,000	2.00

$.56 to $2.00	2,665,980	9.11	$1.38	567,497	$1.28

In 2003, the Company granted 20,000 options to employees with exercise prices equal to fair market value of the Company’s stock at the date of grant. Therefore, no compensation expense was recognized related to these options under APB 25 at the date of grant.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Common Stock (Continued)

The weighted average fair value of employee options granted for the year ended September 30, 2003 and 2002, was $1.04 and $0.56, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 55.2 and 63.4 percent and risk-free interest rates of 3.99 and 5.38 percent, respectively, expected lives of three years and no dividend yield for the years ended September 30, 2003 and 2002. 20,000 options and 40,000 options were granted to employees for the year ended September 30, 2003 and 2002, respectively.

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

During 2002, 168,750 warrants were exercised. At September 30, 2003, the following warrants were outstanding and exercisable:

Number Outstanding

Warrants issued in connection with:
Convertible debentures	2,518,750
Convertible preferred stock	30,900
Note payable, bank	5,100,000
Notes payable, related party	2,189,000

Outstanding at September 30, 2003	9,838,650

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Common Stock (Continued)

Warrants Outstanding and Exercisable

At September 30, 2003, the Company had reserved a total of 10,138,650 shares of its common stock for the exercise of options and warrants outstanding. This amount includes shares reserved to satisfy obligations due if the Company defaults on the payment of interest or principal on a $1.0 million note due in March 2004.

Range of Exercise Prices	Number Outstanding At 9/30/03	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price

$0.40 to $0.50	5,464,000	4.6	$0.49
$0.51 to $1.00	2,843,750	3.7	0.97
$1.01 to $3.10	1,530,900	5.1	1.73

$0.40 to $3.10	9,838,650	4.4	$0.82

Issuance of Stock

The Company has issued common stock to consultants for providing investor relation services. In 2002, the Company issued 100,000 shares of common stock with a market value of $67,000 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In 2003, the Company issued 200,000 shares of common stock with a market value of $371,000 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In 2002, the Company issued 150,000 options to purchase shares of its common stock with a market value of $188,830 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In 2003, the Company did not issue any additional options for providing investor relation services.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Preferred Stock

During September and October 2002, the Company offered the holders of the outstanding preferred stock the right to convert their shares of preferred stock into shares of common stock based on a price of $1.80 per share. This resulted in a conversion rate of approximately 1.39 shares of common stock per share of preferred stock rather than the 1 to 1 conversion rate set forth in the Company’s Articles of Incorporation. As of September 30, 2002, a total of 594,000 shares of Series 1 Preferred Stock were converted into a total of 824,911 shares of common stock. During October 2002 an additional 10,000 shares of Series 1 Preferred Stock were converted into 13,888 shares of common stock.

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

Note 10. Employee Retirement Plan

The Company has a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $8,000 annual compensation to the plan. The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2003 and 2002. Company contributions were $15,491 and $17,102 for 2003 and 2002, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.   Industry Segments And Financial Information About Foreign and
                Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows.

(Amounts in Thousands)
	Net Sales to External Customers September 30,				Long-Term Assets September 30,
	2003		2002		2003	2002

United States	$ 2,537		$ 2,547		$ 133	$ 158
South Africa	1,490	(1) (2)	691		-	-
Brazil	1,199	(1)	2,248	(1)(3)	-	-
Zimbabwe	946	(1)	898	(1)	-	-
France	563		*		-	-
Zambia	484		*		-	-
United Kingdom	*		*		770	1,267
Other	1,827		2,033		-	-

	$ 9,046		$ 8,417		$ 903	$ 1,425

* Less than 5 percent of total net sales

(1) Comprised of a single customer considered to be a major customer (exceeds 10% of net sales).
(2) Outstanding accounts receivable at September 30, 2003, was approximately $1,163,000.
(3) Outstanding accounts receivable at September 30, 2002, was $1,193,000.

Note 12.  Out of Court Settlement

The former holders of the $1,500,000 convertible debentures issued on May 19, 1999 and June 3, 1999, had alleged that the Company was in default with respect to the perfection of the former holders' security interest in the Company’s assets. On July 23, 2002, the Company settled this dispute out of court. The Company agreed to issue 450,000 shares of common stock to the former convertible debenture holders and to extend the expiration dates of 2,250,000 warrants held by the former holders to 2007. The former convertible debenture holders agreed to release their security interest in the Company’s assets and they agreed not to sell, offer or make any short sale of the 450,000 shares prior to June 24, 2003, without the Company’s prior written consent. In accounting for the litigation settlement, the common stock and extension of warrants was valued at $1,258,210.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

Note 14. Related Parties

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

