Form 10QSB
period 2003-12-31
FEMALE HEALTH CO
filed 2004-02-17
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the quarterly period ended December 31, 2003

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       YES  [X]      NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value - 19,621,626 shares outstanding as of February 13, 2004

Transitional Small Business Disclosure Format (check one):
YES [  ]     NO [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION AND MANAGEMENT'S
                  DISCUSSION AND ANALYSIS:                                                                                                 PAGE

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Condensed Consolidated Balance Sheet -
December 31, 2003	4

Unaudited Condensed Consolidated
Statements of Operations -
Three Months Ended Decmeber 31, 2003
and December 31, 2002	5

Unaudited Condensed Consolidated
Statements of Cash Flows -
Three Months Ended December 31, 2003
and December 31, 2002	6

Notes to Unaudited Condensed
Consolidated Financial Statements	7

Management's Discussion and Analysis	11

Controls and Procedures	21

PART II.   OTHER INFORMATION

Items 1 - 5	22

Exhibits and Reports on Form 8-K	22

SIGNATURES	23

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facility due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2003

ASSETS
Current Assets:
Cash	$641,628
Accounts receivable, net	2,717,354
Inventories, net	922,966
Prepaid expenses and other current assets	242,320

TOTAL CURRENT ASSETS	4,524,268

Certificate of deposit	69,593
Intellectual property rights, net	275,724
Other assets	174,284

519,601

PROPERTY, PLANT AND EQUIPMENT	4,603,926
Less accumulated depreciation and amortization	(4,330,332)

Net property, plant and equipment	273,594

TOTAL ASSETS	$5,317,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable, related party, net of unamortized discount	$915,851
Note payable, bank, net of unamortized discount	1,802,522
Accounts payable	639,134
Accrued expenses and other current liabilities	478,796
Current maturities of obligations under capital leases	31,409
Preferred dividends payable	3,048

TOTAL CURRENT LIABILITIES	3,870,760

Obligations under capital leases	17,449
Deferred gain on sale of facility	1,321,184

TOTAL LONG TERM LIABILITIES	1,338,633

STOCKHOLDERS' EQUITY:
Convertible preferred stock	560
Common stock	196,000
Additional paid-in-capital	56,597,053
Unearned consulting compensation	(134,147)
Deferred compensation	(132,188)
Accumulated deficit	(56,956,768)
Accumulated other comprehensive income	569,636
Treasury stock, at cost	(32,076)

TOTAL STOCKHOLDERS' EQUITY	108,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,317,463

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,

	2003	2002

Net revenues	$2,328,748	$2,243,940
Cost of products sold	1,454,518	1,222,462

Gross profit	874,231	1,021,478

Advertising & promotion	11,474	15,938
Selling, general and administrative	1,116,633	910,308
Research & development	34,271	6,151
Stock compensation	47,898	323,973

Total operating expenses	1,210,276	1,256,370

Operating loss	(336,045)	(234,892)

Interest, net and other expense	316,199	248,594

Net loss	(652,244)	(483,486)

Preferred dividends, Series 1	3,048	3,048

Net loss attributable to common stockholders	$(655,292)	$(486,534)

Net loss per common share outstanding	$(0.03)	$(0.03)

Weighted average common shares outstanding	19,599,988	18,312,885

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,

	2003	2002

OPERATIONS:
Net (loss)	$(652,244)	$(483,486)
Adjustment for noncash items:
Depreciation and amortization	121,311	127,239
Interest added to certificate of deposit	(972)	(1,208)
Amortization of discounts on notes payable	240,246	159,190
Amortization of unearned consulting fees	47,898	106,033
Common stock issued for bonuses	44,063	-
Stock compensation	-	217,940
Changes in operating assets and liabilities	(197,541)	(300,652)

Net cash (used in) operating activities	(387,239)	(174,944)

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	27,600	26,626
Decrease in restricted cash	119,664	65,451
Capital expenditures	(12,441)	(15,107)

Net cash provided by investing activities	134,823	76,970

FINANCING ACTIVITIES:
Proceeds from note payable, bank	250,000	-
Dividends paid on preferred stock	(11,200)	(97,194)
Payments on capital lease obligations	(1,659)	(6,134)

Net cash provided (used in) by financing activities	237,141	(103,328)

Effect of exchange rate changes on cash	24,609	7,986

INCREASE IN CASH	9,333	(193,316)
Cash at beginning of period	632,295	377,308

CASH AT END OF PERIOD	$641,628	$183,992

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends and convertible debenture interest	$-	$40,777
Common stock issued for conversion of convertible debentures	-	200,000
Preferred dividends declared, Series 1	3,048	3,048

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

Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

	Three Months Ended December 31,

	2003	2002

Net loss, as reported	$(655,292)	$(486,534)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(193,421)	(2,852)

Pro forma net loss	$(848,713)	$(489,386)

Loss per share:
As reported	$(0.03)	$(0.03)

Pro forma	$(0.04)	$(0.03)

NOTE 1 - Basis of Presentation - (Continued)

Reclassification:

Certain items in the financial statements for the three months ended December 31, 2002 have been reclassified to be consistent with the presentation shown for the three months ended December 31, 2003.

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

NOTE 3 - Comprehensive Income (Loss)

Total Comprehensive Loss was $(477,022) for the three months ended December 31, 2003 and $(412,553) for the three months ended December 31, 2002.

NOTE 4 - Inventories

The components of inventory consist of the following:

December 31, 2003

Raw material and work in process	$651,923
Finished goods	299,583

Inventory, gross	951,506
Less: inventory reserves	(28,540)

Inventory, net	$922,966

NOTE 5 - Stock Compensation

            Effective September 26, 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of common stock agreed to exchange all of their outstanding stock options for (i) a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock on September 26, 2003 in the case of U.K. option holders and (ii) the right to receive new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange. The Company recorded $728,430 of amortized compensation expense in fiscal 2003 relating to issuance of the restricted and deferred common stock. The new options, which were granted on April 22, 2003, at an exercise price of $1.40, are being accounted for in accordance with fixed plan accounting guidance provided in APB No. 25. Options to purchase a total of 320,000 shares of common stock did not participate in the exchange. As of December 31, 2003, 10,000 of the 320,000 share total were still outstanding and will continue to be accounted for in accordance with variable plan accounting guidance.

NOTE 6 - Preferred Stock

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

NOTE 7 - Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)
	Net Sales to External Customers For the Three Months Ended December 31,				Long-Term Assets As of December 31,

	2003		2002		2003	2002

United States	$872		$700		$103	$139
Botswana	*		128		-	-
Congo	267		*		-	-
France	413	(1)	*		-	-
Kenya	*		267	(1)	-	-
Nigeria	*		248		-	-
Senegal	143		*		-	-
United Kingdom	*		*		690	1,171
Zimbabwe	208		283		-	-
Other	426		618		-	-

	$2,329		$2,244		$793	$1,310

* Less than 5 percent of total net sales
(1) Comprised of a single customer considered to be a major customer (exceeds 10% of net sales).

NOTE 8 - Contingent Liabilities

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

The product is currently sold or available in various venues including commercial (private sector) and public sector clinics in over 100 countries. It is commercially marketed in 21 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, and Brazil.

As noted above, the female condom is sold to the global public sector. In the U.S., the product is marketed to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The product is available to developing countries under the umbrella of an agreement with the Joint United Nations Programme on HIV/AIDS ("UNAIDS"). This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit is approximately £0.38 (Pounds), or approximately $0.68 Currently 87 developing countries purchase the female condom under the terms of this agreement.

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

Raw Materials

Polyurethane is the principal raw material the Company uses to produce the female condom. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of all of the Company's requirements of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement expires December 31, 2004, and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. UNAIDS and the World Health Organization ("WHO") estimate that at the end of 2003, 40 million people globally were living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken up to 100 million people will have died of AIDS by 2020.

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse—the latex male condom and the female condom.

The Condom Market

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

Female Condom Reuse

A new website funded by the UK's Department for Institutional Development (DFID) has been established "to enhance the capacity of female condom programmers to make appropriate decisions about reuse of FC female condoms." The site is managed jointly by JSI (UK) in partnership with the Female Health Foundation. Limited availability of the female condom has led women to reuse the female condom. Given this, the World Health Organization (WHO) and United States Agency for International Development (USAID) funded research on the safety of reuse.

The website presents the WHO protocol and guidelines as well as offering the opportunity for discussion. The website is located at www.reusefemalecondom.org.

Worldwide Regulatory Approvals

The female condom received Pre-Market Approval ("PMA") as a Class III Medical Device from the U.S. Food and Drug Administration ("FDA") in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the European Union ("EU"). In addition to the United States and the EU, several other countries have approved the female condom for sale, including Canada, Australia, Japan, and India.

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

The Company filed a patent on a second generation product (FC2) in 2003 and initiated a development program. If safety and acceptability studies are successful and FDA approval is received, the Company anticipates a meaningful reduction in cost to manufacture FC2.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 16 countries with major programs in 12 countries, including the United States, Canada, Brazil, Mexico, Spain, France, and India. Under these agreements, each partner markets and distributes the female condom in a single country and the Company manufactures the female condom and sells the product to the partner for distribution in that country.

After terminating its relationship with its first partner, the Company entered into a non-binding Memorandum of Understanding with a large Japanese pharmaceutical company to distribute the female condom to public and private markets in Japan. In addition, the Company has signed an agreement with a second partner in Japan, Fuji Latex Inc., to manage the importation and quality control of the female condom under Japanese regulatory requirements.

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

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately £0.38 (pounds), or approximately $0.68. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2004, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in 87 countries through public sector distribution.

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

The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy", "Reality" and others. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

The Company had net revenues of $2,328,748 and a net loss attributable to common stockholders of $(655,292) or $(0.03) per share for the three months ended December 31, 2003 compared to net revenues of $2,243,940 and a net loss attributable to common stockholders of $(486,534) or $(0.03) per share for the three months ended December 31, 2002.

Gross profit decreased $147,247, or 14%, to $874,231 for the three months ended December 31, 2003 from $1,021,478 for the three months ended December 31, 2002. The decrease was a result of expanding net revenues offset by a more than proportionate increase in cost of products sold.

Net revenues increased $84,808 in the current quarter, or 4%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to domestic public customers offset slightly by a reduction in global public sector customers and a reduction of the average selling price per unit.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $232,056, or 19%, to $1,454,518 in the current quarter from $1,222,462 for the same period last year. The rise in cost of products sold is a result of higher direct material, direct labor and indirect production costs for the current quarter compared to the same period last year. The higher costs were largely a result of adverse exchange rate fluctuations experienced during the current quarter. Higher helium, nitrogen, maintenance and utility costs were additional contributing factors causing the rise in indirect production costs.

Advertising and promotional expenditures decreased $4,464 to $11,474 in the current quarter from $15,938 for the same period in the prior year.

Selling, general and administrative expenses increased $206,325, or 23%, to $1,116,633 in the current quarter from $910,308 for the same period last year. The increase in the current quarter was a result of non-cash expense for restricted stock grants associated with the implementation of the Company’s Executive Compensation program during the quarter as well a rise in outside consulting fees and an overall increase in UK operating expenses. The higher UK operating costs were largely a result of adverse exchange rate fluctuations experienced during the current quarter.

Research and development cost increased $28,120 to $34,271 in the current quarter from $6,151 for the same period in the prior year.

Non-cash stock compensation costs decreased $276,075 to $47,898 for the current quarter compared to $323,973 for the same period last year. During the prior year the Company recorded charges related to accounting for changes in stock option plans and compensation for investor relation services. During the current quarter the Company did not incur any charges related to accounting for stock option plan changes and was able to reduce the compensation paid for investor relation services.

Net interest and other expenses increased $67,605 to $316,199 for the current period from $248,594 for the same period last year. The current quarter increase resulted from the Company incurring a larger amount of non-cash expenses relating to the amortization of discounts on notes payable and credit facility than the first quarter of the prior year. This change is due to the consistent utilization of the Effective Interest method which requires expensing a larger portion of the discount during the final portion of a note/credit facility’s life.

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

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the female condom, its sole current product. While management believes the global potential for the female condom is significant, the product is in the early stages of commercialization and, as a result, the ultimate level of consumer demand around the world is not yet known. To date, sales of the female condom have not been sufficient to cover the Company's operating costs on an annual basis.

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

As part of this strategy, on September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. USAID also has the option to order up to 8 million units of FC Female Condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC Female Condoms that USAID will purchase during the term of the agreement. As of February 14, 2004, USAID has purchased 1.6 million units.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.4 million for 2002. In fiscal 2003 this trend of negative cash flow from operations ended with the Company experiencing a positive cash flow from operations of $0.3 million.  Cash used in continuing operations was $0.4 million for the first quarter of the 2004 fiscal year.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock. In 2003, the Company did not require such funding and no new debt or equity transactions were consummated.

Below are some recent financing transactions the Company has entered into and their present status:

At December 31, 2003, the Company had current liabilities of $3.9 million including a $1.0 million note payable due March 25, 2004, to Mr. Dearholt, a director of the Company. As of December 31, 2003, Mr. Dearholt beneficially owns 4,756,222 shares of the Company's Common Stock. The Company intends to raise funds to repay Mr. Dearholt's note through a private placement of convertible preferred stock.  In the event the Company does not raise the necessary funds by the due date of the note, the Company has a letter from Mr. Dearholt indicating his willingness to renew the note at its maturity for an additional year.

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility, which as of December 31, 2003 were $1,900,000, are due May 18, 2004 and bear interest payable at a rate of 10% per year. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants, which the Company was in violation of at September 30, 2002. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On December 16, 2003, the Company obtained a waiver from Heartland Bank to be utilized through the end of the term of the credit facility on May 18, 2004. The Company also received a letter from Heartland Bank which indicated its intent to extend the term of the facility for an additional year.

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

In order to provide working capital when it may become necessary, the Company entered into a line of credit agreement with Heartland Bank on December 17, 2002. The line of credit facility allows the Company to borrow up to $1,000,000 in $100,000 increments and matures on December 1, 2004. Interest is due monthly at the prime rate plus 1 percent (prime was 4.00 percent on December 31, 2003) and it is collateralized by the Company's inventory and accounts receivable backed by letter of credit issued by The World Bank. As of December 19, 2003, the Company had not borrowed any portion of the line of credit facility.

The Company also entered into an additional line of credit agreement with Heartland Bank on April 2, 2003. The line of credit facility allows the Company to borrow up to $500,000 and matures April 1, 2004. Interest is due monthly at the prime rate plus 2 percent (prime was 4.00 percent on December 31, 2003) and is collateralized by accounts receivable not associated with a letter of credit issued by the World Bank. On December 8, 2003, the Company borrowed $250,000 from this line of credit facility. On January 17, 2004 the Company paid back the entire $250,000 borrowed from the line of credit facility.

Additionally, the Company entered into three formal agreements during the past two fiscal years which it expects to contribute to continued improved sales volumes and operations.

On November 29, 2001, the Company signed a non-binding memorandum of understanding with Hindustan Latex Limited ("HLL"), an Indian government organization and India's largest male condom manufacturer.  The Company entered into a definitive agreement with HLL during the 2003 fiscal year regarding the marketing and distribution of the product.  The Company anticipates that HLL and the Company will ultimately explore manufacturing options within India.

On December 18, 2001, the Company announced the appointment of Total Access Group ("TAG") as the exclusive distributor for public sector sales within a 15 state region in the western United states.  TAG is required to purchase 2.2 million units within a three year period to retain exclusivity distribution rights.  As of February 14, 2004, TAG has purchased 1.6 million units.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID).  Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries.  USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period.  As of February 14, 2004, USAID has purchased 1.6 million units.

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

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The Company has identified one material weakness within its internal control framework. The weakness relates to the timeliness of accounting for certain transactions.  There have been non-cash transactions approved by senior management and not communicated timely to the Company's accounting/finance department for proper recording into the Company's accounts.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1-5

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number         Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

(6)
This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

       (b)     Report on Form 8-K – On November 25, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 9 regarding the Company's agreement with USAID.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FEMALE HEALTH COMPANY

DATE: February 17, 2004
                                                                  /s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: February 17, 2004
   /s/ Robert R. Zic
Robert R. Zic, Principal
Accounting Officer (Principal
Financial Officer)

