Form 10QSB
period 2004-03-31
FEMALE HEALTH CO
filed 2004-05-17
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES  _X        NO    ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value - 20,080,169 shares outstanding as of May 13, 2004

Transitional Small Business Disclosure Format (check one):

YES  ___     NO    _X

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS:	PAGE

Cautionary Statement Regarding Forward Looking
Statements	3

Unaudited Condensed Consolidated Balance Sheet -
March 31, 2004	4

Unaudited Condensed Consolidated
Statements of Operations -
Three Months Ended March 31, 2004
and March 31, 2003	5

Unaudited Condensed Consolidated
Statements of Operations -
Six Months Ended March 31, 2004
and March 31, 2003	6

Unaudited Statements of Cash Flows -
Six Months Ended March 31, 2004
and March 31, 2003	7

Notes to Unaudited Condensed
Consolidated Financial Statements	8

Management's Discussion and Analysis	13

Controls and Procedures	24

PART II. OTHER INFORMATION

Items 1 - 5	25

Exhibits and Reports on Form 8-K	27

SIGNATURES	29

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2004

ASSETS
Current Assets:
Cash	$1,674,850
Accounts receivable, net	1,725,488
Inventories, net	787,490
Prepaid expenses and other current assets	169,653

TOTAL CURRENT ASSETS	4,357,481

Certificate of deposit	70,485
Intellectual property rights, net	250,234
Other assets	182,424

503,143

PROPERTY, PLANT AND EQUIPMENT	4,734,802
Less accumulated depreciation and amortization	(4,494,918)

Net property, plant and equipment	239,884

TOTAL ASSETS	$5,100,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable, bank, net of unamortized discount	1,749,380
Accounts payable	301,867
Accrued expenses and other current liabilities	431,750
Current maturities of obligations under capital leases	30,681
Preferred dividends payable	6,093

TOTAL CURRENT LIABILITIES	2,519,771

Obligations under capital leases	12,516
Deferred gain on sale of facility	1,336,305

TOTAL LONG TERM LIABILITIES	1,348,821

STOCKHOLDERS' EQUITY:
Convertible preferred stock	5,293
Common stock	198,584
Additional paid-in-capital	58,282,225
Unearned consulting compensation	(86,249)
Deferred compensation	(88,125)
Accumulated deficit	(57,690,633)
Accumulated other comprehensive income	642,897
Treasury stock, at cost	(32,076)

TOTAL STOCKHOLDERS' EQUITY	1,231,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,100,508

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2004	2003

Net revenues	$2,205,565	$1,684,293
Cost of products sold	1,408,773	1,034,598

Gross profit	796,792	649,695

Advertising & promotion	14,776	7,035
Selling, general and administrative	1,049,808	1,063,497
Research & development	44,143	17,926
Stock compensation	47,899	192,141

Total operating expenses	1,156,626	1,280,599

Operating loss	(359,834)	(630,904)

Interest, net and other expense	350,923	265,204

Net loss	(710,757)	(896,108)

Preferred dividends, Series 1	23,108	2,761

Net loss attributable to common stockholders	$(733,865)	$(898,869)

Net loss per common share outstanding	$(0.04)	$(0.05)

Weighted average common shares outstanding	19,707,709	19,200,034

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31,

	2004	2003

Net revenues	$4,534,313	$3,928,233
Cost of products sold	2,863,291	2,257,150

Gross profit	1,671,022	1,671,083

Advertising & promotion	26,250	22,973
Selling, general and administrative	2,166,665	1,973,716
Research & development	78,190	24,077
Stock compensation	95,797	516,114

Total operating expenses	2,366,902	2,536,880

Operating loss	(695,880)	(865,797)

Interest, net and other expense	667,121	513,798

Net loss	(1,363,001)	(1,379,595)

Preferred dividends, Series 1	26,156	5,809

Net loss attributable to common stockholders	$(1,389,157)	$(1,385,404)

Net loss per common share outstanding	$(0.07)	$(0.07)

Weighted average common shares outstanding	19,653,554	18,751,585

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,

	2004	2003
OPERATIONS:
Net loss	$(1,363,001)	$(1,379,595)
Adjustment for noncash items:
Depreciation and amortization	223,496	249,074
Interest added to certificate of deposit	(1,864)	(2,313)
Amortization of discounts on notes payable	521,253	344,794
Amortization of unearned consulting fees	95,797	175,474
Common stock issued for bonuses	88,125	128,700
Stock compensation	-	340,640
Changes in operating assets and liabilities	640,347	312,486

Net cash provided by operating activities	204,153	169,260

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	27,600	29,105
Decrease in restricted cash	132,480	68,687
Capital expenditures	(14,216)	(34,351)

Net cash provided by investing activities	145,864	63,441

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,500,500	-
Proceeds from exercise of stock options	70,350	-
Proceeds from exercise of stock warrants	101,250	-
Dividends paid on preferred stock	(11,200)	(103,197)
Payments on related party notes	(1,000,000)	-
Payments on capital lease obligations	(3,421)	(12,343)

Net cash provided by (used in) financing activities	657,479	(115,540)

Effect of exchange rate changes on cash	35,059	(21,234)

INCREASE IN CASH	1,042,555	95,927
Cash at beginning of period	632,295	377,308

CASH AT END OF PERIOD	$1,674,850	$473,235

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends and convertible debenture interest	$20,316	$40,777
Common stock issued for conversion of convertible debentures	-	450,000
Common stock issued as part of senior staff retention program	176,250	-
Issuance of warrants on notes payable and credit facility	-	265,700
Preferred dividends declared, Series 1	5,840	5,809

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

    Operating results for the three months and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

	Six Months Ended March 31

	2004	2003

Net loss, as reported	$(1,389,157)	$(1,385,404)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(384,740)	(356)

Pro forma net loss	$(1,773,897)	$(1,385,760)

Loss per share:
As reported	$(0.07)	$(0.07)

Pro forma	$(0.09)	$(0.07)

NOTE 1 - Basis of Presentation - (Continued)

Reclassification:

    Certain items in the financial statements for the six months ended March 31, 2003 have been reclassified to be consistent with the presentation shown for the six months ended March 31, 2004.

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

NOTE 3 - Comprehensive Income (Loss)

    Total Comprehensive Loss was $(660,604) and $(1,137,626) for the three and six months ended March 31, 2004 and $(939,969) and $(1,355,211) for the three and six months ended March 31, 2003.

NOTE 4 - Inventories

    The components of inventory consist of the following:

March 31, 2004

Raw material and work in process	$581,890
Finished goods	233,305

Inventory, gross	815,195
Less: inventory reserves	(27,705)

Inventory, net	$787,490

NOTE 5 - Stock Compensation

    Effective September 26, 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of common stock agreed to exchange all of their outstanding stock options for (i) a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock on September 26, 2003 in the case of U.K. option holders and (ii) the right to receive new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange. The Company recorded $728,430 of amortized compensation expense in fiscal 2003 relating to issuance of the restricted and deferred common stock. The new options which were granted on April 22, 2003, at an exercise price of $1.40 are being accounted for in accordance with fixed plan accounting guidance provided in APB No. 25.  As of March 31, 2004, 2,326,980 of the new options were still outstanding.  Options to purchase a total of 320,000 shares of common stock did not participate in the September 26, 2002 exchange. None of these latter options were still outstanding as of March 31, 2004.

NOTE 6 - Preferred Stock

   The Company has 56,000 outstanding shares of Series 1 Preferred Stock. Each share of Series 1 Preferred Stock is convertible into one share of the Company's common stock. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the Series 1 Preferred Stock. The Series 1 Preferred Stock may be redeemed at the option of FHC, in whole or in part, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the Series 1 Preferred Stock would have priority over the Company's common stock.

    The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,500 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company's common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10% of the original issuance price ($3.17 per share) per annum, payable at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date shall mean January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company's common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company's common stock is at least 150% of the original issuance price of $3.17 per share.

NOTE 7 -  Industry Segments And Financial Information About Foreign and
Domestic Operations

    The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

    The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)
	Net Sales to External Customers For the Six Months Ended March 31,			Long-Term Assets As of March 31,

	2004		2003	2004	2003

United States	$1,321		$1,268	$102	$137
Congo	448		*	-	-
France	517	(1)	326	-	-
Kenya	375		269	-	-
Nigeria	*		250	-	-
South Africa	415		436	-	-
United Kingdom	*		*	641	1,009
Zimbabwe	506		406	-	-
Other	952		973	-	-

	$4,534		$3,928	$743	$1,146

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

Note 9 - Accounting Change and Acquired Intangible Asset

    The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective October 1, 2002. At the date of adoption, the Company reassessed the estimated useful lives of its definite life intangible assets, and found the previously determined lives to be appropriate. The following is a summary of acquired intangible assets at March 31, 2004:

	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Patents	$1,123,214	$872,980

    Amortization expense recognized on all amortizable intangible assets totaled $65,327 and $58,549 for the six months ended March 31, 2004 and 2003, respectively.

    Estimated aggregate amortization expenses for each of the next following years is as follows:

Year ending September 30:

2004	$ 65,327
2005	130,654
2006	54,253

$ 250,234

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

    The product is currently sold or available in various venues. It is commercially marketed in 21 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, and Brazil. Currently there are programs and /or pilot studies ongoing in 87 developing countries.

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

Global Market Potential

    It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS ("UNAIDS") and the World Health Organization ("WHO") estimate that at the end of 2003, 40 million people globally will be living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken up to 100 million people could die of AIDS by 2020.

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

Female Condom Reuse

    A new website funded by the UK's Department for Institutional Development (DFID) has been established "to enhance the capacity of female condom programmers to make appropriate decisions about reuse of FC female condoms." The site is managed jointly by JSI (UK) in partnership with the Female Health Foundation. Limited availability of FC female condom has led women to reuse the product. Given this, the WHO and United States Agency for International Development (USAID) funded research on the safety of reuse.

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

Relationships and Agreements with Public Sector Organizations

    The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price. The current price per unit is approximately 0.38 (pounds), or approximately $0.70. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities/agencies in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2004, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in 87 countries through public sector distribution.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

    The Company had net revenues of $2,205,565 and a net loss attributable to common stockholders of $(733,865) or $(0.04) per share for the three months ended March 31, 2004 compared to net revenues of $1,684,293 and a net loss attributable to common stockholders of $(898,869) or $(0.05) per share for the three months ended March 31, 2003.

    Gross profit increased $147,097, or 23%, to $796,792 for the three months ended March 31, 2004 from $649,695 for the three months ended March 31, 2003. The increase was a result of expanding net revenues offset by a more than proportionate increase in cost of products sold.

    Net revenues increased $521,272 in the current quarter, or 31%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public customers offset partially by a reduction in domestic public sector customers and a reduction of the average selling price per unit due to customer mix. The increase in global unit sales occurred largely because of additional products sold to the USAID as a result of the agreement established by the Company on September 30, 2003.

    Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

    Cost of products sold increased $374,175, or 36%, to $1,408,773 in the current quarter from $1,034,598 for the same period last year. The increase in the cost of products sold is a result of higher direct material and labor costs for the current quarter compared to the same period last year. The higher costs were largely a result of adverse exchange rate fluctuations experienced during the current quarter. Additionally, as the Company continued to ramp-up its weekly unit production to fill orders in-house, new hire inefficiencies which became a contributing factor to the rise in unit production costs.

    Advertising and promotional expenditures increased $7,741 to $14,776 in the current quarter from $7,035 for the same period in the prior year.

    Selling, general and administrative expenses decreased $13,689, or 1%, to $1,049,808 in the current quarter from $1,063,497 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 48% for the three months ended March 31, 2004 from 63% for the three months ended March 31, 2003. The improvement between quarters is a result of a decrease in the current quarter U.S. operating expenses offset in part by an overall increase in U.K. operating costs. The higher UK operating costs were largely a result of adverse exchange rate fluctuations experienced during the current quarter.

    Research and development cost increased $26,217 to $44,143 in the current quarter from $17,926 for the same period in the prior year. The increase is a result of investment in the second generation product (FC2).

    Non-cash stock compensation costs decreased $144,242 to $47,899 for the current quarter compared to $192,141 for the same period last year. During the second quarter of the prior year the Company recorded charges related to accounting for changes in stock option plans and compensation for investor relation services. During the second quarter of the current fiscal year the Company did not incur any charges related to accounting for stock option plan changes and was able to reduce the compensation paid for investor relation services.

    Net interest and other expenses increased $85,719 to $350,923 for the current period from $265,204 for the same period last year. The current quarter increase resulted from the Company incurring a larger amount of non-cash expenses relating to the amortization of discounts on notes payable and credit facility than in the second quarter of the prior year. This change is due to the consistent utilization of the Effective Interest method of accounting which requires expensing a larger portion of the discount during the final portion of a note/credit facility’s life.

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

    The Company had net revenues of $4,534,313 and a net loss attributable to common stockholders of $(1,389,157) or $(0.07) per share for the six months ended March 31, 2004 compared to net revenues of $3,928,233 and a net loss attributable to common stockholders of $(1,385,404) or $(0.07) per share for the six months ended March 31, 2003.

    Gross profit remained relatively unchanged at $1,671,022 for the six months ended March 31, 2004 and $1,671,083 for the six months ended March 31, 2003.

    Net revenues increased $606,080 during for the six months ended March 31, 2004, or 15%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public customers offset partially by a reduction in domestic public sector customers and a reduction of the average selling price per unit due to customer mix. The increase in global unit sales occurred largely because of additional products sold to the USAID as a result of the agreement established by the Company on September 30, 2003.

    Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

    Cost of products sold increased $606,141, or 27%, to $2,863,291 for the six months ended March 31, 2004 from $2,257,150 for the same period last year. The rise in cost of products sold is a result of higher direct material, direct labor and indirect production costs for the six months ended March 31, 2004 compared to the same period last year. The higher costs were largely a result of adverse exchange rate fluctuations experienced during the six months ended March 31, 2004 compared to the same period during the prior year. As the Company continued to ramp-up its weekly unit production to fill orders in-house, new hire inefficiencies which became a contributing factor to the rise in unit production costs. Higher helium and nitrogen costs were additional contributing factors causing the rise in indirect production costs.

    Advertising and promotional expenditures increased $3,277 to $26,250 in the current quarter from $22,973 for the same period in the prior year.

    Selling, general and administrative expenses increased $192,949, or 10%, to $2,166,665 in the current quarter from $1,973,716 for the same period last year. The increase in the six months ended March 31, 2004 was a result of non-cash expenses associated with the implementation of the Company’s Executive Compensation program during fiscal 2004 as well as a rise in outside consulting fees and an overall increase in UK operating expenses. The higher UK operating costs were largely a result of adverse exchange rate fluctuations experienced during the six months ended March 31, 2004 compared to the same period in the prior year.

    Research and development cost increased $54,113 to $78,190 for the six months ended March 31, 2004 from $24,077 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of 2003 fiscal year. The Company has initiated a development program in the current fiscal year. The increase in costs is due to costs related to the safety and acceptability studies of this program.

Non-cash stock compensation costs decreased $420,317 to $95,797 for the six months ended March 31, 2004 compared to $516,114 for the six months ended March 31, 2003. During the prior year the Company recorded charges related to accounting for changes in stock option plans and compensation for investor relation services. During the first six months of the current fiscal year the Company did not incur any charges related to accounting for stock option plan changes and was able to reduce the compensation paid for investor relation services.

    Net interest and other expenses increased $153,323 to $667,121 for the six months ended March 31, 2004 from $513,798 for the same period last year. The increase resulted from the Company incurring a larger amount of non-cash expenses relating to the amortization of discounts on notes payable and credit facility during the six months ended March 31, 2004 than for the same period of the prior year. This change is due to the consistent utilization of the Effective Interest method of accounting which requires expensing a larger portion of the discount during the final portion of a note/credit facility’s life.

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

Reliance on a Single Product

    The Company expects to derive the vast majority, if not all, of its future revenues from the female condom, its sole current product. While management believes the global potential for the female condom is significant, the product is in the early stages of commercialization and, as a result, the ultimate level of consumer demand around the world is not yet known. To date, sales of the female condom have not been sufficient to cover the Company's annual operating costs.

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

   On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. USAID also has the option to order up to 8 million units of FC Female Condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC Female Condoms that USAID will purchase during the term of the agreement. As of May 14, 2004, USAID has purchased 2.0 million units and ordered an additional 0.7 million units.

Inventory and Supply

    All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

    The Company manufactures the female condom in a leased facility located in London, England. Further a material portion of the Company's sales are in foreign markets. Manufacturing costs, operating expenses and a portion of the company’s sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the six months ended March 31, 2004, 48% of the Company’s net revenues, 88% of the Company’s cost of products sold and 48% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the six months ended March 31, 2004, we estimate that the net adverse impact on earnings of the unfavorable exchange rate fluctuations is approximately $273,000.

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

Liquidity and Sources of Capital

    Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.4 million for 2002. In fiscal 2003 this trend of negative cash flow from operations ended with the Company experiencing a positive cash flow from operations of $0.3 million.  The positive trend has continued for the six months ended March 31, 2004 as the Company has experienced positive cash flow from operations of $0.2 million.

While the Company believes that revenue from sales of the female condom will continue to exceed operating costs, and operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will maintain this level of operations in the near term or at all. If the Company does need to raise additional capital, the Company can make no assurance that the Company will be able to source required capital through the sale of debt or equity as it has in prior years or, if raised, the amount will be sufficient to operate. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders. In the 2003 fiscal year, the Company did not require such funding and no new debt or equity transactions were consummated.

    At March 31, 2004, the Company had cash of $1.7 million, working capital of $1.8 million and stockholder’s equity of $1.2 million.

    Below are some recent financing transactions the Company has entered into and their present status:

    On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility, which as of March 31, 2004 were $1,900,000, are due May 18, 2004 and bear interest payable at a rate of 10% per year. The agreement contains certain covenants which include restrictions on the payment of dividends and distributions and on the issuance of warrants, which the Company was in violation of at September 30, 2003. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On December 16, 2003, the Company obtained a waiver from Heartland Bank to be utilized through the end of the term of the credit facility on May 18, 2004. The Company also received a commitment letter from Heartland Bank and is negotiating a definitive agreement to extend the term of the facility for an additional two years. On April 19, 2004 the Company paid back $900,000 of the unpaid balance of the credit facility.

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

    On March 25, 2003 the Company re-issued a $1,000,000 note payable due March 25, 2004, to Mr. Dearholt, a director of the Company. The Company paid off the entire balance of this note on February 29, 2004 from the proceeds of its sale of Series 3 Preferred Stock (see below).

    In order to provide working capital when it may become necessary, the Company entered into a line of credit agreement with Heartland Bank on December 17, 2002. The line of credit facility allows the Company to borrow up to $1,000,000 in $100,000 increments and matures on December 1, 2004. Interest is due monthly at the prime rate plus 1 percent (prime was 4.00 percent on March 31, 2004) and it is collateralized by the Company's inventory and accounts receivable backed by letter of credit issued by The World Bank. As of May 14, 2004, the Company had not borrowed any portion of the line of credit facility.

    The Company also entered into an additional line of credit agreement with Heartland Bank on April 2, 2003. The line of credit facility allows the Company to borrow up to $500,000 and matures April 1, 2004. The line of credit agreement was extended to June 1, 2005. Interest is due monthly at the prime rate plus 2 percent (prime was 4.00 percent on March 31, 2004) and is collateralized by accounts receivable not associated with a letter of credit issued by the World Bank. On December 8, 2003, the Company borrowed $250,000 from this line of credit facility. On January 17, 2004 the Company paid back the entire $250,000 borrowed from the line of credit facility.

    The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,500 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company's common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10% of the original issuance price per annum, payable at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date shall mean January 1, April 1, July 1, October 1 of each year. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company's common stock is at least 150% of the original issuance price of $3.17 per share.  The Company utilized the net proceeds from the February issuance to pay off balances due on the Company’s notes payable and credit facility.

    During the past two fiscal years the Company entered into four formal agreements which it expects to contribute to continued improved sales volumes and operations.

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

    On December 18, 2001, the Company announced the appointment of Total Access Group ("TAG") as the exclusive distributor for public sector sales within a 15 state region in the western United states.  TAG is required to purchase 2.2 million units within a three year period to retain exclusive distribution rights.  As of May 14, 2004, TAG has purchased 1.8 million units.

    On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID).  Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries.  USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. As of May 14, 2004, USAID has purchased 2.0 million units and ordered an additional 0.7 million units.

    On March 25, 2004, the Company appointed Global Protection Corporation (“Global”) as the exclusive distributor for public sector sales within a 9 state region in the eastern United States.  Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights.  As of May 14, 2004, Global has purchased 100,000 units.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2 (c)

The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,500 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company's common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10% of the original issuance price per annum, payable at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date shall mean January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company's common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company's common stock is at least 150% of the original issuance price of $3.17 per share.

    The Company believes it satisfied the exemption from the securities registration requirement provided by section 4(2) of the Securities Act and Regulation D promulgated thereunder in this offering since the shares of Series 3 Preferred Stock were sold in a private placement to only sophisticated, accredited investors, each of whom provided representations which the Company deemed necessary to satisfy it that they were accredited investors and were purchasing for investment and not with a view to resale in connection with a public offering.

Item 4

    The Company held an Annual Meeting of  Shareholders on March 23, 2004. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, James R. Kerber and Richard Wenninger to the Board of Directors to serve until the 2005 Annual Meeting, to ratify the appointment of McGladery & Pullen LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2004. The results of the shareholder voting is listed below:

Matter Voted On:	For	Against	Withheld	Abstentions
O.B. Parrish	16,972,095		41,209
William R. Gargiulo, Jr.	17,002,095		11,209
Mary Ann Leeper, Ph.D.	17,004,395		8,909
Stephen M. Dearholt	17,001,995		11,309
David R. Bethune	16,992,195		21,109
Michael R. Walton	16,992,195		21,109
James R. Kerber	17,002,093		11,211
Richard E. Wenninger	16,972,095		41,209
Ratification of Independent Public Accountants	16,963,725	38,600		10,979

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company establishing the terms of the Class A Convertible Preferred Stock - Series 3.

3.6	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company establishing the terms of the Class A Convertible Preferred Stock - Series 3 (same as Exhibit 3.5).

4.6	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.6).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

27

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1999.

(6)
This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)   Report on Form 8-K – On January 5, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 12 regarding a press release issued on December 29, 2003 with respect to the Company's results for its fiscal year ended September 30, 2003.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FEMALE HEALTH COMPANY

DATE:  May 17, 2004                                       /s/ O.B. Parrish
                                                                          O.B. Parrish, Chairman and
                                                                          Chief Executive Officer

DATE:  May 17, 2004                                       /s/ Robert R. Zic
                                                                          Robert R. Zic, Principal
                                                                          Accounting Officer (Principal
                                                                          Financial Officer)

