Form 10QSB
period 2004-06-30
FEMALE HEALTH CO
filed 2004-08-16
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common Stock, $.01 Par Value - 20,080,169 shares outstanding as of August 16, 2004

Transitional Small Business Disclosure Format (check one):
YES _ NO X

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.        FINANCIAL INFORMATION AND MANAGEMENT'S
DISCUSSION AND ANALYSIS:
PAGE
Cautionary Statement Regarding Forward Looking
Statements	3

Unaudited Condensed Consolidated Balance Sheet -
June 30, 2004	4

Unaudited Condensed Consolidated
Statements of Operations -
Three Months Ended June 30, 2004
and June 30, 2003	5

Unaudited Condensed Consolidated
Statements of Operations -
Nine Months Ended June 30, 2004
and June 30, 2003	6

Unaudited Statements of Cash Flows -
Nine Months Ended June 30, 2004
and June 30, 2003	7

Notes to Unaudited Condensed
Consolidated Financial Statements	8

Management's Discussion and Analysis	13

Controls and Procedures	27

PART II.   OTHER INFORMATION

Items 1 - 5	28

Exhibits and Reports on Form 8-K	28

SIGNATURES	30

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2004

ASSETS
Current Assets:
Cash	$690,770
Accounts receivable, net	2,509,566
Inventories, net	912,937
Prepaid expenses and other current assets	453,144

TOTAL CURRENT ASSETS	4,566,417

Certificate of deposit	71,337
Intellectual property rights, net	212,902
Other assets	179,783

464,022

PROPERTY, PLANT AND EQUIPMENT	4,663,464
Less accumulated depreciation and amortization	(4,448,434)

Net property, plant and equipment	215,030

TOTAL ASSETS	$5,245,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$590,538
Accrued expenses and other current liabilities	645,139
Current maturities of obligations under capital leases	24,161
Preferred dividends payable	8,650

TOTAL CURRENT LIABILITIES	1,268,488

Note payable, bank, net of unamortized discount	928,454
Obligations under capital leases	4,362
Deferred gain on sale of facility	1,290,598

TOTAL LONG TERM LIABILITIES	2,223,414

STOCKHOLDERS' EQUITY:
Convertible preferred stock	5,293
Common stock	201,006
Additional paid-in-capital	58,796,340
Unearned consulting compensation	(38,350)
Deferred compensation	(52,341)
Accumulated deficit	(57,749,608)
Accumulated other comprehensive income	623,303
Treasury stock, at cost	(32,076)

TOTAL STOCKHOLDERS' EQUITY	1,753,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,245,469

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2004	2003

Net revenues	$2,760,235	$3,010,911
Cost of products sold	1,428,028	1,928,846

Gross profit	1,332,207	1,082,065

Advertising & promotion	7,176	9,698
Selling, general and administrative	1,016,727	839,270
Research & development	72,818	24,963
Stock compensation	59,561	206,625

Total operating expenses	1,156,282	1,080,556

Operating income	175,925	1,509

Interest, net and other expense	194,701	250,045

Net loss	(18,776)	(248,536)

Preferred dividends	40,201	2,902

Net loss attributable to common stockholders	$(58,977)	$(251,438)

Net loss per common share outstanding	$(0.00)	$(0.01)

Weighted average common shares outstanding	20,086,890	19,228,896

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30,

	2004	2003

Net revenues	$7,294,548	$6,939,144
Cost of products sold	4,291,319	4,185,694

Gross profit	3,003,229	2,753,450

Advertising & promotion	33,426	32,671
Selling, general and administrative	3,183,392	2,813,288
Research & development	151,008	49,040
Stock compensation	155,358	722,739

Total operating expenses	3,523,184	3,617,738

Operating loss	(519,955)	(864,288)

Interest, net and other expense	861,822	763,843

Net loss	(1,381,777)	(1,628,131)

Preferred dividends	66,357	8,711

Net loss attributable to common stockholders	$(1,448,134)	$(1,636,842)

Net loss per common share outstanding	$(0.07)	$(0.09)

Weighted average common shares outstanding	19,797,472	18,910,689

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,

	2004	2003

OPERATIONS:
Net loss	$(1,381,777)	$(1,628,131)
Adjustment for noncash items:
Depreciation and amortization	197,692	391,323
Interest added to certificate of deposit	(2,716)	(3,443)
Amortization of discounts on notes payable	677,149	521,886
Amortization of unearned consulting fees	143,695	255,838
Common stock issued for bonuses	138,939	128,700
Stock compensation	-	466,901
Changes in operating assets and liabilities	(39,361)	379,070

Net cash provided by (used in) operating activities	(266,379)	512,144

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	27,600	29,105
Decrease in restricted cash	130,507	71,901
Capital expenditures	(6,272)	(44,907)

Net cash provided by investing activities	151,835	56,099

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,500,500	-
Proceeds from note payable, bank	1,000,000	-
Proceeds from exercise of stock options	74,550	-
Proceeds from exercise of stock warrants	492,600	-
Dividends paid on preferred stock	(11,200)	(104,396)
Payments from note payable, bank	(1,900,000)	-
Payments on related party notes	(1,000,000)	-
Payments on capital lease obligations	(28,186)	(19,379)

Net cash provided by (used in) financing activities	128,264	(123,775)

Effect of exchange rate changes on cash	44,755	(37,377)

INCREASE IN CASH	58,475	407,091
Cash at beginning of period	632,295	377,308

CASH AT END OF PERIOD	$690,770	$784,399

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends and convertible debenture interest	$57,725	$40,777
Common stock issued for conversion of convertible debentures	-	450,000
Common stock issued as part of retention program	183,203	-
Issuance of warrants on notes payable and credit facility	76,822	278,400
Preferred dividends declared	8,650	8,711

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

Operating results for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003

Net loss, as reported	$(58,977)	$(251,438)	$(1,448,134)	$(1,636,842)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(191,319)	(157,843)	(576,059)	(157,839)

Pro forma net loss	$(250,296)	$(409,281)	$(2,024,193)	$(1,794,681)

Loss per share:
As reported	$(0.00)	$(0.01)	$(0.07)	$(0.09)

Pro forma	$(0.01)	$(0.02)	$(0.10)	$(0.09)

NOTE 1 - Basis of Presentation - (Continued)

Reclassification:

Certain items in the financial statements for the nine months ended June 30, 2003 have been reclassified to be consistent with the presentation shown for the nine months ended June 30, 2004.

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

NOTE 3 - Comprehensive Income (Loss)

Total Comprehensive Loss was $(38,370) and $(1,149,840) for the three and nine months ended June 30, 2004 and $(136,021) and $(1,485,783) for the three and nine months ended June 30, 2003.

NOTE 4 - Inventories

The components of inventory consist of the following:

June 30, 2004

Raw material and work in process	$649,042
Finished goods	291,187

Inventory, gross	940,229
Less: inventory reserves	(27,292)

Inventory, net	$912,937

NOTE 5 - Stock Compensation

Effective September 26, 2002, the holders of outstanding options to purchase a total of 2,365,980 shares of common stock agreed to exchange all of their outstanding stock options for (i) a total of 469,000 shares of restricted common stock in the case of U.S. option holders or the right to receive a total of 122,495 shares of deferred common stock on September 26, 2003 in the case of U.K. option holders and (ii) the right to receive new options to purchase a total of 2,365,980 shares of common stock on the first business day that is at least six months and one day after the effective date of the exchange. The Company recorded $728,430 of amortized compensation expense in fiscal 2003 relating to issuance of the restricted and deferred common stock. The new options which were granted on April 22, 2003, at an exercise price of $1.40 are being accounted for in accordance with fixed plan accounting guidance provided in APB No. 25. As of June 30, 2004, 2,323,980 of the new options were still outstanding.  Options to purchase a total of 320,000 shares of common stock did not participate in the September 26, 2002 exchange. None of these latter options were still outstanding as of June 30, 2004.

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

The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,500 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company's common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10% of the original issuance price ($3.17 per share) per annum, payable at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company's common stock and holders of any other series of preferred stock of the Company.  The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company's common stock is at least 150% of the original issuance price of $3.17 per share.

NOTE 7 – Note Payable & Long-Term Debt

Effective May 19, 2004, the Company amended its previous credit facility and two line of credit agreements with Heartland Bank and established three promissory notes totaling $2,500,000. The first promissory note replaces the previous credit facility, has an outstanding balance of $1,000,000 as of August 15, 2004, bears interest payable at a rate of 10% per year and effectively extended the due date of the credit facility from May 18, 2004 to July 1, 2006. As part of the amended agreement, Heartland Bank was issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.70 per share and an expiration date of June 1, 2009. In accounting for Heartland Bank’s warrants, the Company has designated value at $76,822 and these are recorded by the Company as additional paid-in capital and a discount on the promissory note. The two additional promissory notes which replaced the Company's previous lines of credit are for $500,000 and $1,000,000, respectively. Interest is due monthly at the prime rate plus 2 percent (prime was 4.00 percent on June 30, 2004) and the due date of any borrowings under the notes is July 1, 2005. As of August 15, 2004, the Company had not borrowed under either of these notes.

NOTE 8 - Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)
	Net Sales to External Customers For the Nine Months Ended June 30,				Long-Term Assets As of June 30,

	2004		2003		2004	2003

United States	$1,854		$1,721		$102	$130
Brazil	-		1,107	(1)	-	-
Congo	508		*		-	-
France	813	(1)	381		-	-
Kenya	697		*		-	-
South Africa	431		1,108		-	-
United Kingdom	*		*		577	916
Zimbabwe	986		671		-	-
Other	2,006		1,951		-	-

	$7,295		$6,939		$679	$1,046

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

After terminating its relationship with its first partner, the Company entered into a non-binding Memorandum of Understanding with a large Japanese pharmaceutical company to distribute the female condom to public and private markets in Japan. In addition, the Company has signed an agreement with a second partner in Japan, Fuji Latex Inc. to manage the importation and quality control of the female condom under Japanese regulatory requirements.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price. The current price per unit is approximately 0.38 (pounds), or approximately $0.68. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities/agencies in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2004, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. The female condom is available in 87 countries through public sector distribution.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The Company had net revenues of $2,760,235 and a net loss attributable to common stockholders of $(58,977) or $(0.00) per share for the three months ended June 30, 2004 compared to net revenues of $3,010,911 and a net loss attributable to common stockholders of $(251,438) or $(0.01) per share for the three months ended June 30, 2003.

Gross profit increased $250,142, or 23%, to $1,332,207 for the three months ended June 30, 2004 from $1,082,065 for the three months ended June 30, 2003. The increase was a result of declining net revenues offset by a more than proportionate decrease in cost of products sold.

Net revenues decreased $250,676 in the current quarter, or 8%, compared with the same period last year. The lower net revenues occurred because of lower unit sales shipped to global public customers offset slightly by an increase in domestic public sector customers.

On May 20, 2004, the Brazilian Ministry of Health publicly reported a fraud in the purchasing of certain products by the Ministry and several individuals involved were arrested. Purchases of products have been suspended while the investigation is ongoing. The fraud does not involve The Female Health Company or the Female Condom. However, the Company’s anticipated 4 million unit order has been delayed due to the suspension and investigation. The Company has been advised by Brazilian authorities that the very successful HIV/AIDS prevention program is expected to continue and the Company will be contacted regarding female condom purchasing when the investigation is completed. In the third quarter of fiscal 2003, the Company shipped 2,000,000 units to Brazil, compared to no units in the third quarter of fiscal 2004.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold decreased $500,818, or 26%, to $1,428,028 in the current quarter from $1,928,846 for the same period last year. The decrease in the cost of products sold is a result of lower direct material and labor costs for the current quarter compared to the same period last year. Material reductions resulted in part from favorable price movement in the current quarter in polyurethane film, inner ring material and packaging material purchases as compared to the third quarter of the prior year. Additionally, during the third quarter of the prior year, the Company ramped-up its weekly unit production to fill orders in-house, resulting in new hire inefficiencies resulted in expanding labor variances. The current year production ramp-up and related labor inefficiencies occurred primarily in the second quarter.

Advertising and promotional expenditures decreased $2,522 to $7,176 in the current quarter from $9,698 for the same period in the prior year.

Selling, general and administrative expenses increased $177,457, or 21%, to $1,016,727 in the current quarter from $839,270 for the same period last year. The higher costs between quarters is a result of a increase in the current quarter U.K. operating expenses offset in part by an overall decrease in U.S. operating costs. The higher UK operating costs were due to higher global selling, insurance & rents and property tax costs as well as an adverse exchange rate fluctuation experienced during the current quarter.

Research and development cost increased $47,855 to $72,818 in the current quarter from $24,963 for the same period in the prior year. The increase is a result of investment in the second generation product (FC2).

Non-cash stock compensation costs decreased $147,064 to $59,561 for the current quarter compared to $206,625 for the same period last year. During the third quarter of the prior year the Company recorded charges related to accounting for changes in stock option plans and compensation for investor relation services. During the third quarter of the current fiscal year the Company did not incur any charges related to accounting for stock option plan changes and was able to reduce the compensation paid for investor relation services.

Operating income increased $174,416 to $175,925 for the three months ended June 30, 2004 from $1,509 for the three months ended June 30, 2003. The increase was a result of a 23% increase in gross margin partially offset by a 7% increase in operating expenses.

Net interest and other expenses decreased $55,344 to $194,701 for the current period from $250,045 for the same period last year. The current quarter decrease resulted from the Company incurring a smaller amount of non-cash expenses relating to the amortization of discounts on notes payable and credit facility than in the third quarter of the prior year. This change is due to the Company paying down debt and reducing the amount of non-cash expenses attached to existing debt during the current quarter as compared to same period in the prior year.

Preferred dividends increased $37,299 to $40,201 for the current period from $2,902 for the same period last year. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004.  The Company received $1,500,500 in proceeds from the issuance of the Series 3 Preferred Stock. Holders of shares of the Series 3 Preferred Stock are entitled to a dividend at the rate of 10% of the original issuance price ($3.17 per share) per annum, payable at the Company’s option in cash or shares of the Company’s common stock.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

The Company had net revenues of $7,294,548 and a net loss attributable to common stockholders of $(1,448,134) or $(0.07) per share for the nine months ended June 30, 2004 compared to net revenues of $6,939,144 and a net loss attributable to common stockholders of $(1,636,842) or $(0.09) per share for the nine months ended June 30, 2003.

Gross profit increased $249,779 to $3,003,229 for the nine months ended June 30, 2004 from $2,753,450 for the nine months ended June 30, 2003. The increase was a result of a 5% increase in net revenues partially offset by a 3% increase in cost of products sold.

Net revenues increased $355,404 during for the nine months ended June 30, 2004, or 5%, compared with the same period last year. The higher net revenues occurred because of an increase in the average selling price per unit as a result of favorable exchange rate fluctuations experienced during the first nine months ended June 30, 2004 compared to the same period in the prior year.

On May 20, 2004, the Brazilian Ministry of Health publicly reported a fraud in the purchasing of certain products by the Ministry and several individuals involved were arrested. Purchases of products have been suspended while the investigation is ongoing. The fraud does not involve The Female Health Company or the Female Condom. However, the Company’s anticipated 4 million unit order has been delayed due to the suspension and investigation. The Company has been advised by Brazilian authorities that the very successful HIV/AIDS prevention program is expected to continue and the Company will be contacted regarding female condom purchasing when the investigation is completed. In the first nine months of fiscal 2003, the Company shipped 2,000,000 units to Brazil, compared to no units in the first nine months of fiscal 2004.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $105,625, or 3%, to $4,291,319 for the nine months ended June 30, 2004 from $4,185,694 for the same period last year. The rise in cost of products sold is a result of higher direct labor costs for the nine months ended June 30, 2004 compared to the same period last year. The higher costs were partly as a result of adverse exchange rate fluctuations experienced during the nine months ended June 30, 2004 compared to the same period during the prior year. Additionally, the Company experienced higher costs during the current fiscal year to ramp-up its weekly unit production to fill orders in-house, as new hire inefficiencies resulted in expanding labor variances and was a contributing factor to the rise in unit production costs.

Advertising and promotional expenditures increased $755 to $33,426 in the current quarter from $32,671 for the same period in the prior year.

Selling, general and administrative expenses increased $370,104, or 13%, to $3,183,392 for the nine months ended June 30, 2004 from $2,813,288 for the same period last year. The increase in the nine months ended June 30, 2004 was a result of non-cash expenses associated with the implementation of the Company’s Executive Compensation program during fiscal 2004 as well as a rise in outside consulting fees and an overall increase in UK operating expenses. The higher UK operating costs were partly as a result of adverse exchange rate fluctuations experienced during the nine months ended June 30, 2004 compared to the same period in the prior year.

Research and development cost increased $101,968 to $151,008 for the nine months ended June 30, 2004 from $49,040 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of 2003 fiscal year. The Company has initiated a development program in the current fiscal year. The increase in costs is due to costs related to the safety and acceptability studies for the FC2 program.

Non-cash stock compensation costs decreased $567,381 to $155,358 for the nine months ended June 30, 2004 compared to $722,739 for the nine months ended June 30, 2003. During the prior year the Company recorded charges related to accounting for changes in stock option plans and compensation for investor relation services. During the first nine months of the current fiscal year the Company did not incur any charges related to accounting for stock option plan changes and was able to reduce the compensation paid for investor relation services.

Operating loss decreased $344,333 to $519,955 for the nine months ended June 30, 2004 from $864,288 for the nine months ended June 30, 2003. The decrease was a result of a 9% increase in gross margin coupled with a 3% decrease in operating expenses.

Net interest and other expenses increased $97,979 to $861,822 for the nine months ended June 30, 2004 from $763,843 for the same period last year. The increase resulted from the Company incurring a larger amount of non-cash expenses relating to the amortization of discounts on notes payable and credit facility during the nine months ended June 30, 2004 than for the same period of the prior year. This change is due to the consistent utilization of the Effective Interest method of accounting which requires expensing a larger portion of the discount during the final portion of a note/credit facility’s life.

Preferred dividends increased $57,646 to $66,357 for the nine months ended June 30, 2004 from $8,711 for the same period last year. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004.  The Company received $1,500,500 in proceeds from the issuance of the Series 3 Preferred Stock. Holders of shares of the Series 3 Preferred Stock are entitled to a dividend at the rate of 10% of the original issuance price ($3.17 per share) per annum, payable at the Company’s option in cash or shares of the Company’s common stock.

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

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. USAID also has the option to order up to 8 million units of FC Female Condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC Female Condoms that USAID will purchase during the term of the agreement. As of August 15, 2004, USAID has purchased 2.3 million units and ordered an additional 0.4 million units.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further a material portion of the Company's sales are in foreign markets. Manufacturing costs, operating expenses and a portion of the company’s sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the nine months ended June 30, 2004, 55% of the Company’s net revenues, 87% of the Company’s cost of products sold and 57% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the nine months ended June 30, 2004, the Company estimates that the net adverse impact of the unfavorable exchange rate fluctuations was approximately $259,000.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.4 million for 2002. In fiscal 2003 this trend of negative cash flow from operations ended with the Company experiencing a positive cash flow from operations of $0.3 million.  The Company used $0.3 million of cash to fund its operating activities for the nine months ended June 30, 2004.

While the Company believes that revenue from sales of the female condom will exceed operating costs, and operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will maintain this level of operations in the near term or at all. If the Company does need to raise additional capital, the Company can make no assurance that the Company will be able to source required capital through the sale of debt or equity as it has in prior years or, if raised, the amount will be sufficient to operate. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders. In the 2003 fiscal year, the Company did not require such funding and no new debt or equity transactions were consummated.

At June 30, 2004, the Company had working capital of $3.3 million and stockholder’s equity of $1.8 million compared to working capital of $2.3 million and stockholder’s equity of $0.8 million as of June 30, 2003.

Below are some recent financing transactions the Company has entered into and their present status:

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility were due May 18, 2004 and extended to July 1, 2006 under an amended agreement described below. The credit facility bore interest payable at a rate of 10% per year. The agreement contained certain covenants which included restrictions on the payment of dividends and distributions and on the issuance of warrants, which the Company was in violation of at September 30, 2003. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On December 16, 2003, the Company obtained a waiver from Heartland Bank to be utilized through the end of the term of the credit facility on May 18, 2004. The Company also received a letter from Heartland Bank which indicated its intent to extend the term of the facility for an additional year. On April 19, 2004, the Company repaid $900,000 of the unpaid balance of the credit facility.

In order to provide working capital when it may become necessary, the Company entered into a line of credit agreement with Heartland Bank on December 17, 2002. The line of credit facility allowed the Company to borrow up to $1,000,000 in $100,000 increments and matured on December 1, 2004. The term of this facility was extended to July 1, 2005 under an amended agreement described below.  Interest was due monthly at the prime rate plus 1 percent (prime was 4.00 percent on March 31, 2004) and it was collateralized by the Company's inventory and accounts receivable backed by letter of credit issued by The World Bank. The Company has not borrowed any portion of this line of credit facility.

The Company also entered into an additional line of credit agreement with Heartland Bank on April 2, 2003. The line of credit facility allowed the Company to borrow up to $500,000 and matured April 1, 2004. The line of credit agreement was extended to June 1, 2005 and then extended to July 1, 2005 under an amended agreement described below. Interest was due monthly at the prime rate plus 2 percent (prime was 4.00 percent on March 31, 2004) and was collateralized by accounts receivable not associated with a letter of credit issued by the World Bank. On December 8, 2003, the Company borrowed $250,000 from this line of credit facility. On January 17, 2004 the Company paid back the entire $250,000 borrowed from the line of credit facility.

Effective May 19, 2004, the Company amended its previous credit facility and two line of credit agreements with Heartland Bank and established three promissory notes totaling $2,500,000. The first promissary note replaces the previous credit facility, has an outstanding balance of $1,000,000 as of August 15, 2004, bears interest payable at a rate of 10% per year and effectively extended the due date of the credit facility from May 18, 2004 to July 1, 2006. The two additional promissory notes which replaced the Company's previous lines of credit are for $500,000 and $1,000,000, respectively. Interest is due monthly at the prime rate plus 2 percent (prime was 4.00 percent on June 30, 2004) and the due date of any borrowings under the notes is July 1, 2005. As of August 15, 2004, the Company had not borrowed under either of these notes.

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

On March 25, 2003 the Company re-issued a $1,000,000 note payable due March 25, 2004, to Mr. Dearholt, a director of the Company. The Company paid off the entire balance on February 29, 2004.

The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,500 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company's common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10% of the original issuance price ($3.17 per share) per annum, payable at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company's common stock is at least 150% of the original issuance price of $3.17 per share.  The Company utilized the proceeds from the February issuance to pay off a like amount of unpaid balances due on the Company’s notes payable and credit facility.

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

On December 18, 2001, the Company announced the appointment of Total Access Group ("TAG") as the exclusive distributor for public sector sales within a 15 state region in the western United States.  TAG is required to purchase 2.2 million units within a three year period to retain exclusivity distribution rights.  As of August 15, 2004, TAG has purchased 1.9 million units.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID).  Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries.  USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. As of August 15, 2004, USAID has purchased 2.3 million units and ordered an additional 0.4 million units.

On March 25, 2004, the Company announced the appointment of Global Protection Corporation (“Global”) as the exclusive distributor for public sector sales within a 9 state region in the eastern United States.  Global is required to purchase 2.6 million units within a three year period to retain exclusivity distribution rights.  As of August 15, 2004, Global has purchased 125,000 units.

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

For the year ended September 30, 2003, the Company identified one material weakness within its internal control framework. The weakness related to the timeliness of accounting for certain transactions.  There had been non-cash transactions approved by senior management and not communicated timely to the Company's accounting/finance department for proper recording into the Company's accounts.

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

28

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

(b)   Reports on Form 8-K – None in the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FEMALE HEALTH COMPANY

DATE: August 16, 2004           /s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: August 16, 2004           /s/ Robert R. Zic
Robert R. Zic, Principal
Accounting Officer (Principal
Financial Officer)

30