Form 10KSB
period 2004-09-30
FEMALE HEALTH CO
filed 2004-12-29
CIK 863894

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number:       1-13602

THE FEMALE HEALTH COMPANY (Name of Small Business Issuer in Its Charter)

Wisconsin	39-1144397
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

515 North State Street, Suite 2225, Chicago, Illinois	60610
(Address of principal executive offices)	Zip Code

312-595-9123
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year: $8,829,255.

As of December 20, 2004, 23,005,187 shares of the Company's common stock were outstanding. As of December 20, 2004, the aggregate market value of shares of the Company's common stock held by non-affiliates was approximately $29.3 million (based upon the last reported sale price of $1.86 on that date on the Over the Counter Bulletin Board).

ii

FORM 10-KSB INDEX

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters To A Vote Of Security Holders

Part II

Part III

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

Item 1.   Description of Business.

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

The product is currently sold or available in various venues. It is commercially marketed in 21 countries by various FHC country specific partners, including the United States, United Kingdom, Japan, Canada, Holland, France, and Brazil. Currently there are programs and/or pilot studies ongoing in 87 developing countries.

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

Raw Materials

Polyurethane is the principal raw material the Company uses to produce the female condom. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of all of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement expires December 31, 2004 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS ("UNAIDS") reported that at the end of 2004, 40 million people globally are living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken up to 100 million people will have died of AIDS by 2020.

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

Female Condom Reuse

Studies have shown that the Female Condom can be reused up to five times. The World Health Organization (the "WHO") has noted the procedure to use regarding the washing and preparation of the female condom if it is going to be reused, on its website. WHO, UNAIDS and FHC all make the statement that the female condom should only be reused when a new female condom is not available.

Worldwide Regulatory Approvals

The female condom received Pre-Market Approval ("PMA") as a Class III Medical Device from the U.S. Food and Drug Administration ("FDA") in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the European Union ("EU") and in most countries of the world. In addition to the United States and the EU, several other countries have formally reviewed and approved the female condom for sale, including Canada, Australia, Japan and India.

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

The Company filed a patent on a second generation product (FC2) in 2003 and initiated a development program. Finalization of FC2 for various regulatory approvals is ongoing. It is expected that having FC2 available will result in a meaningful reduction in cost to manufacture the female condom, and thus ultimately reduce the cost to customers.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 16 countries with major programs in 12 countries, including the United States, Canada, Brazil, Mexico, Spain, France and India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes The Female Condom in a single country and the Company manufacturers The Female Condom and sells the product to the partner for distribution in that country.

After terminating its relationship with its first partner, the Company entered into a non-binding Memorandum of Understanding with a large Japanese pharmaceutical company to distribute the female condom to public and private markets in Japan. In addition, the Company has signed an agreement with a second partner in Japan, Fiji Latex Inc. to manage the importation and quality control of the female condom under Japanese regulatory requirements.

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

The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," "Reality" and others. In addition, the experience that has been gained through years of manufacturing the female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

Employees

As of December 20, 2004, the Company had 105 full-time employees, all but two who are located within the U.S. or the U.K. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 20, 2004, the Company had unfilled orders of $131,000. The comparable amount as of the same date of the prior year was $505,000. Unfilled orders materially fluctuate from quarter to quarter. The Company expects current unfilled orders to be filled during fiscal 2005.

Research and Development

The Company incurred approximately $179,000 of research and development costs in fiscal 2004 and $60,000 of research and development costs in fiscal 2003. Such expenditures pertained to the Company’s need to conduct acceptability studies and analyze second generation products.

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

The FDA approved the female condom for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 84 million female condoms around the world.

Item 2.   Description of Property.

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

Item 4.   Submission of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

Shares of the Company's common stock are traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 20, 2004 was 456. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.  Information regarding the Company's high and low reported quarterly closing prices for its common stock is set forth in the table below. These sales prices reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.

		Quarters

	FIRST	SECOND	THIRD	FOURTH

2004 Fiscal Year

Price per common share - High	$2.84	$3.50	$3.30	$2.85
Price per common share - Low	$2.05	$2.70	$2.50	$1.50

2003 Fiscal Year

Price per common share - High	$1.99	$1.80	$1.80	$2.69
Price per common share - Low	$1.55	$1.43	$1.40	$1.68

Recent Sales of Unregistered Securities

Between September and December 2004, the Company conducted a program to induce the holders of the Company's outstanding common stock purchase warrants to exercise their warrants. Pursuant to this program, the Company offered an incentive to such holders providing for issuance of (1) shares of the Company's common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company's common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under the incentive program, one investor exercised 500,000 warrants as of September 30, 2004 and received 550,000 shares of the Company's common stock, including 50,000 incentive shares. Between October and December 2004, three investors exercised a total of 900,000 warrants and received 990,000 shares of the Company's common stock, including 90,000 incentive shares, and two investors exercised a total of 1,200,000 warrants and received 1,200,000 shares of the Company's common stock and 240,000 incentive warrants with an exercise price in each case of $1.50 per share and an expiration date of November 23, 2007. Among the six persons participating in this program were three of the Company's directors (Stephen M. Dearholt, Richard E. Wenninger and O.B. Parrish). The Company received aggregate proceeds of $2.4 million from the exercise of the outstanding warrants.

The Company believes that the issuance of the common stock and the common stock purchase warrants pursuant to the program was exempt from registration under section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act because such issuances were made to persons who are accredited investors. Restrictive legends were placed on all instruments evidencing the securities described above.

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results Of Operations

Fiscal Year Ended September 30, 2004 ("2004") Compared to Fiscal Year Ended September 30, 2003 ("2003")

The Company had net revenues of $8,829,255 and a net loss attributable to common stockholders of $(2,125,889) or $(0.11) per share in 2004 compared to net revenues of $9,045,460 and a net loss attributable to common stockholders of $(2,381,593) or $(0.13) per share in 2003.

Gross profit increased $35,295, or 1%, to $3,622,293 for 2004 from $3,586,998 for 2003. The slight increase was a result of declining net revenues offset by a more than proportionate decrease in cost of products sold.

Net revenues decreased $216,305, or 2%, in 2004 over the prior year. The lower net revenues resulted from decreased unit sales shipped to global public sector customers.  Increased shipments in the countries of Congo, Kenya, France and Zimbabwe were offset by a reduction of South Africa and Brazilian shipments.

On May 20, 2004, the Brazilian Ministry of Health publicly reported a fraud in the purchasing of certain products by the ministry and several individuals involved were arrested. Purchases of products have been suspended while the investigation was ongoing. The fraud does not involve the Female Health Company or the female condom. However, the Company’s anticipated 4 million unit order for 2004 has been delayed due to the suspension and investigation. The Company has been advised by Brazilian authorities that the very successful HIV/AIDS prevention program, which includes the female condom, is expected to continue in 2005. During 2003, the Company shipped 2,000,000 units to Brazil, compared to 65,000 units in 2004.

Cost of products sold decreased $251,600, or 5%, to $5,206,962 for 2004 from $5,458,562 for 2003. The decline in cost of products sold is a result of lower indirect production and direct material costs partially offset by higher direct labor costs for the current fiscal year compared to the prior fiscal year. Lower polyurethane, helium and nitrogen costs were the primary factors causing the reduction in indirect production and material costs. Direct labor costs increased as a result of an across the board 3% raise for hourly labor in fiscal 2004 whereas such raise was only provided for less than half of the prior fiscal year.

Advertising and promotional expenditures increased $11,068 to $47,601 from $36,533 for the same period in the prior year.

Selling, general and administrative expenses increased $424,934, or 11%, from $3,778,015 in 2003 to $4,202,949 in 2004. The increase was a result of non-cash expenses associated with implementation of the Company's executive compensation program in 2004, outside consulting fees and an overall increase in UK operating expenses. The higher UK operating costs were partly as a result of adverse exchange rate fluctuations experienced in 2004 compared to 2003.

Research and development costs increased $119,033 to $179,201 from $60,168 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of the 2003 fiscal year. The Company has initiated a development program in the current fiscal year. The increase in costs is due to costs related to the safety and acceptability studies for the FC2 program.

Stock compensation decreased $787,329, or 75%, from $1,047,398 in 2003 to $260,069 in 2004.  During 2003, the Company recorded charges primarily related to accounting for changes in stock option plans ($0.7 million) and compensation for investor relation services ($0.4 million).  During 2004, the Company recorded charges for investor relation services ($0.2 million) and for common stock purchase warrants issued as an incentive for exercising existing stock warrants ($0.1 million).  No additional charges related to the Company’s stock option plan occurred in 2004.

The Company's operating loss decreased $267,589 from $(1,335,116) in 2003 to $(1,067,527) in 2004 as a result of a slightly improved gross profit coupled with a reduction in operating expenses. Operating expenses decreased $232,294 from $4,922,114 in 2003 to $4,689,820 in 2004 as a result of the reduction in stock compensation partially offset by increases in advertising, selling, general and administrative and research and development expenditures.

Net interest and non-operating expenses decreased $83,692, or 8%, to $951,361 for 2004 compared to $1,035,053 for 2003. The decrease exists because the Company had a lower level of debt outstanding during fiscal year 2004 than fiscal year 2003. The result is a lower amount of non-cash expenses incurred from the amortization of discounts on notes payable in 2004 than in the prior year.

Preferred dividends increased $95,577 to $107,001 for 2004 compared to $11,424 for 2003. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004. The Company received $1,500,602 in proceeds from the issuance of the Series 3 Preferred Stock. Holders of shares of the Series 3 Preferred Stock are entitled to a dividend at the rate of 10% of the original issuance price ($3.17 per share) per annum, payable at the Company’s option in cash or shares of the Company’s common stock.

The Company was able to cover fixed manufacturing overhead costs and exceeded break-even at the gross profit level. However, the Company must achieve cumulative annual unit sales of approximately 18.1 million female condoms based upon the current average selling price per unit in order to cover operating and non-operating expenses or approximately 30% of manufacturing capacity.

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

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. In 2004, 53% of the Company’s net revenues, 86% of the Company’s cost of products sold and 49% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately 17% and 13% of net revenues in 2004 were to the Company's customers in Zimbabwe and France, respectively.  On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. In 2004, the Company estimates that the net adverse impact of the unfavorable exchange rate fluctuations was approximately $381,000.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.2 million for 2004. In fiscal 2003 the Company experienced a positive cash flow from operations of $0.3 million.

The Company has funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock. In 2003, the Company did not require such funding and no new debt or equity transactions were consummated.  However, in 2004, the Company issued $1.5 million of Series 3 Preferred Stock convertible into common stock. The majority of the proceeds from the issuance were used to retire outstanding debt.  With the proceeds of the exercise of outstanding common stock purchase warrants pursuant to a warrant exercise program conducted by the Company between September and December 2004, the Company retired its remaining long-term debt in the first quarter of fiscal 2005.

While the Company believes that revenue from sales of the female condom will exceed operating costs, and operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will maintain such a level of operations in the near term or at all. If the Company does need to raise additional capital, the Company can make no assurance that the Company will be able to source required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders.

Below are some recent financing transactions the Company has entered into and their present status:

The Company had a $1 million note due March 25, 2004 to Mr. Stephen Dearholt, a Director of the Company. The Company paid off the entire balance on February 29, 2004 from the proceeds of its issuance of Series 3 Preferred Stock.

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

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The unpaid balances on the credit facility were due May 18, 2004 and bore interest payable at a rate of 10% per year. The agreement contained certain covenants which included restrictions on the payment of dividends and distributions and on the issuance of warrants, which the Company was in violation of at September 30, 2002. Under the terms of the agreement, Heartland Bank would have had the right to demand payment of the entire balance of the credit facility as a result of this violation. On December 16, 2003, the Company obtained a waiver from Heartland Bank which was utilized through the end of the term of the credit facility, May 18, 2004.  On April 19, 2004, the Company repaid $900,000 of the unpaid credit facility balance.

In order to provide working capital when it may become necessary, the Company entered into a line of credit agreement with Heartland Bank on December 17, 2002. The line of credit facility allows the Company to borrow up to $1,000,000 in $100,000 increments and matured on December 1, 2004. The term of this facility was extended to July 1, 2005 under an amended agreement as described below. Interest was due monthly at the prime rate plus 1 percent (prime was 4.00 percent on September 30, 2003) and it is collateralized by the Company's inventory and accounts receivable backed by letter of credit issued by The World Bank. The Company has not borrowed any portion of the line of credit.

The Company also entered into an additional line of credit agreement with Heartland Bank on April 2, 2003. The line of credit facility allows the Company to borrow up to $500,000 and matured April 1, 2004. The line of credit agreement was extended to June 1, 2005 and then extended to July 1, 2005 under an amended agreement described below. Interest is due monthly at the prime rate plus 2 percent (prime was 4.00 percent on September 30, 2003) and is collateralized by accounts receivable not associated with a letter of credit issued by the World Bank. On December 8, 2003, the Company borrowed $250,000 from this line of credit agreement. On January 17, 2004 the Company paid back the entire $250,000 borrowed from this line of credit agreement.

Effective May 19, 2004, the Company amended its previous credit facilty and two line of credit agreements with Heartland Bank and established three promissory notes totaling $2,500,000. The first promissory note replaced the previous credit facilty which had an outstanding balance as of May 19, 2004 of $1,000,000, bore interest payable at a rate of 10% per year and effectively extended the due date of the credit facility from May 18, 2004 to July 1, 2006. On September 30, 2004 the Company repaid $500,000 of the unpaid balance of the credit facility. On November 23, 2004, the Company paid off the remaining outstanding balance.

The two additional promissory notes which replaced the Company’s two previous lines of credit are for $500,000 and $1,000,000, respectively. Interest is due monthly at the prime rate plus 2 percent (prime was 4.00 percent on September 30, 2004) and the due date of any borrowings is July 1, 2005. The Company has not borrowed any monies under either of the two additional promissory notes.

The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate 10% of the original issuance price ($3.17 per share) per annum, payable at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. The Company may redeem any share of Series 3 Preferred stock at any time that is after the second anniversary of the date of the issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150% of the original issuance price of $3.17 per share. The Company used the proceeds from the February issuance to pay off  balances due on the Company’s note payable to Mr. Stephen Dearholt and the Company's credit facility with Heartland Bank.

In an effort to generate funds for operating needs and to retire outstanding debt, between September and December 2004, the Company conducted a program to induce the holders of the Company's outstanding common stock purchase warrants to exercise their warrants. Pursuant to this program, the Company offered an incentive to such holders providing for issuance of (1) shares of the Company's common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company's common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under the incentive program, one investor exercised 500,000 warrants as of September 30, 2004 and received 550,000 shares of the Company's common stock, including 50,000 incentive shares. Between October and December 2004, three investors exercised a total of 900,000 warrants and received 990,000 shares of the Company's common stock, including 90,000 incentive shares, and two investors exercised a total of 1,200,000 warrants and received 1,200,000 shares of the Company's common stock and 240,000 incentive warrants with an exercise price in each case of $1.50 per share and an expiration date of November 23, 2007. Among the six persons participating in this program were three of the Company's directors (Stephen M. Dearholt, Richard E. Wenninger and O.B. Parrish). The Company received aggregate proceeds of $2.4 million from the exercise of the outstanding warrants. With the proceeds, the Company paid off the remaining outstanding balance of its long-term debt.

Additionally, the Company entered into two formal agreements during the past two fiscal years which it expects to contribute to continued improved sales volumes and operations.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development ("USAID"). Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. USAID also has the option to order up to 8 million units of FC Female Condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC Female Condoms that USAID will purchase during the term of the agreement. As of December 20, 2004, USAID has purchased 3.0 million units.

On March 25, 2004, the Company appointed Global Protection Corporation ("Global") as the exclusive distributor of the female condom for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusivity distribution rights. As of December 20, 2004, Global has purchased 179,000 units.

As of December 20, 2004, the Company had approximately $0.9 million in cash, net trade accounts receivable of $0.8 million and current trade accounts payable of $0.4 million. As noted above, the Company retired its remaining long-term debt in the first quarter of 2005.  The Company is obligated to make dividend payments on its Series 3 Preferred Stock, which it anticipates will total $150,000 in fiscal 2005.

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

Item 7. Financial Statements.

The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.   Controls and Procedures.

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

The Company has identified two material weaknesses within its internal control framework.

The first item relates to the timeliness of accounting for certain transactions.  There have been non-cash transactions approved by senior management and not communicated timely to the Company's accounting/finance department for proper recording into the Company's accounts.

The second relates to the adequacy of supervisory reviews.  There were several instances where items affecting the financial reporting of the Company were not reviewed by others for propriety.  These lack of reviews resulted in adjustments being proposed by the Company's external auditors.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.    Other Information.

On October 22, 2004, the Company's Board of Directors increased the size of the Board from nine directors to ten and appointed Mary Margaret Frank, Ph.D. as a Director of the Company. Dr. Frank will stand for election at the 2005 annual meeting of the Company's shareholders. There are no related party transactions between the Company and Dr. Frank. Additional information regarding Dr. Frank is included in Item 9 below.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2004, is as follows:

NAME	POSITION	AGE

O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director	71
Mary Ann Leeper, Ph.D.	President, Chief Operating Officer and Director	64
William R. Garguilo, Jr.	Secretary and Director	76
Jack Weissman	Vice President - Sales	57
Michael Pope	Vice President and General Manager of The Female Health Company (UK)Plc	47
Robert R. Zic	Principal Accounting Officer	41
Karen King	Vice President, Global Development	45
David R. Bethune	Director	64
Stephen M. Dearholt	Director	58
Michael R. Walton	Director	66
James R. Kerber	Director	72
Richard E. Wenninger	Director	57
Mary Margaret Frank, Ph.D.	Director	35

O.B. PARRISH
Age: 71; Elected Director: 1987; Present Term Ends: 2005 Annual Meeting

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

MARY ANN LEEPER, Ph.D.
Age: 64; Elected Director: 1987; Present Term Ends: 2005 Annual Meeting

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

WILLIAM R. GARGIULO, JR.
Age: 76; Elected Director: 1987; Present Terms Ends: 2005 Annual Meeting

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
Age: 57; Vice President - Sales

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

MICHAEL POPE
Age: 47; Vice President, General Manager - The Female Health Company (UK) Plc.

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
Age: 41; Principal Accounting Officer

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

KAREN KING
Age: 45; Vice President, Global Development

Ms. King has served as Vice President, Global Development of the Company since August 2004. Ms. King spent the previous 22 years with Baxter International Inc. in general management, marketing and business development roles. Most recently, Ms. King was the President of a Baxter subsidiary, Pulse Nutrition Solutions, Inc., a business focused on developing and marketing nutraceutical products.

DAVID R. BETHUNE
Age: 64; Elected Director: 1996; Present Term Ends: 2005 Annual Meeting

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

STEPHEN M. DEARHOLT
Age: 58; Elected Director: 1996; Present Term Ends: 2005 Annual Meeting

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

MICHAEL R. WALTON
Age: 66; Elected Director: 1999; Present Term Ends: 2005 Annual Meeting

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

JAMES R. KERBER
Age: 72; Director: 1999; Present Term Ends: 2005 Annual Meeting

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

RICHARD E. WENNINGER
Age: 57; Director: 2001; Present Term Ends: 2005 Annual Meeting

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

MARY MARGARET FRANK, Ph.D.
Age: 35; Director: 2004; Present Term Ends: 2005 Annual Meeting

Dr. Frank has served as a Director since October 2004. Dr. Frank has served as an Assistant Professor of Accounting at the Darden Graduate School of Business at the University of Virginia where she teaches financial and tax accounting since 2002. From 1999 to 2002, Dr. Frank was an Assistant Professor at the Graduate School of Business at the University of Chicago. During 1997, Dr. Frank was an accounting instructor at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. From 1992 to 1994, Dr. Frank served as a Senior Tax Consultant at Arthur Andersen.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2004 all section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Parrish filed a Form 4 on September 14, 2004 reporting a transaction occurring on January 27, 2004; Dr. Leeper filed a Form 4 on September 14, 2004 reporting a transaction occurring on January 27, 2004; Mr. Dearholt filed a Form 4 on April 12, 2004 reporting a transaction occurring on March 25, 2004; Mr. Pope filed a Form 4 on September 14, 2004 reporting a transaction occurring on January 27, 2004 and a Form 5 on December 21, 2004 reporting a transaction occurring on October 1, 2004; and Mr. Zic filed a Form 4 on January 9, 2004 reporting a transaction occurring on January 5, 2004, a Form 4 on February 23, 2004 reporting transactions occurring on January 2, 2004, February 12, 2004 and February 13, 2004, a Form 4 on March 23, 2004 reporting transactions occurring on March 9, 2004, March 10, 2004, March 15, 2004 (two separate transactions) and March 18, 2004, a Form 4 on April 12, 2004 reporting a transaction occurring on March 26, 2004, a Form 4 on May 12, 2004 reporting transactions occurring on April 21, 2004 (two separate transactions) and a transaction on April 22, 2004 and a Form 4 on September 13, 2004 reporting transactions occurring on June 28, 2004 and June 30, 2004.

Code of Ethics

The Company has adopted a Code of Business Ethics that applies to all of the Company's employees, including the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Ethics is available on the Company's website which is located at www.femalehealth.com. The Company also intends to disclose any amendments to, or waivers from, the Code of Business Ethics on its corporate website.

Audit Committee Financial Expert

The members of the Audit Committee of the Company's Board of Directors are Mary Margaret Frank, Ph.D. (Chairperson), David R. Bethune and James R. Kerber. The Company's Board of Directors has determined that Dr. Frank qualifies as an "audit committee financial expert" as defined by the rules of the SEC based on her work experience and education.  Dr. Frank and the other members of the Audit Committee are independent directors in accordance with the listing standards of the Nasdaq Stock Market.

Item 10.   Executive Compensation.

Compensation of the Named Executive Officers

The table shown below provides information for each of the Company's last three fiscal years regarding all annual, long-term and other compensation paid by the Company to its chief executive officer and the other two executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during the fiscal year ended September 30, 2004. The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation-Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(s)	Restricted Stock Awards ($)		Securities Underlying Options (#)

O.B. Parrish, Chairman and Chief Executive Officer	2004 2003 2002	90,000 90,000 90,000	--- --- ---	117,500 66,000 237,800	(1) (2) (3)	--- 464,000 (4) ---

Mary Ann Leeper, Ph. D., President and Chief Operating Officer	2004 2003 2002	250,000 225,000 225,000	--- --- ---	47,000 46,200 404,875	(1) (2) (3)	--- 790,000 (4) ---

Mike Pope, Vice President	2004	155,059	---	11,750	(1)	---
and General Manager of the	2003	121,893	16,473(5)	---		370,000 (4)
Female Health company (UK) Plc. (6)	2002	121,893	---	189,625	(3)	---

(1)       On October 1, 2003, Mr. Parrish, Dr. Leeper, and Mr. Pope were issued 50,000, 20,000 and 5,000 shares, respectively, of restricted common stock by the Company’s Board of Directors. The shares had a one year restriction and became vested on October 1, 2004. The value of the awards set forth on the table is based on the closing price of the Company’s common stock on October 1, 2003, which was $2.35 per share. As of September 30, 2004, the value of Mr. Parrish’s restricted stock was $75,000, the value of Dr. Leeper’s restricted stock was $30,000, and the value of Mr. Pope’s restricted stock was $7,500 based on a value of $1.50 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(2)       On February 12, 2003, Mr. Parrish and Dr. Leeper were issued 40,000 and 28,000 shares, respectively, of restricted common stock by the Company's Board of Directors. The shares had a one year restriction and became vested on February 12, 2004. The value of the awards set forth on the table is based on the closing price of the Company's common stock on February 12, 2003, which was $1.65 per share. As of September 30, 2004, the value of Mr. Parrish's restricted stock was $60,000 and the value of Dr. Leeper's restricted stock was $42,000 based on a value of $1.50 per share, the closing price of the Company's common stock on that date.  The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(3)       On September 26, 2002, Mr. Parrish, Dr. Leeper and Mr. Pope were issued 116,000, 197,500 and 92,500 shares, respectively, of restricted common stock in exchange for the cancellation of stock options previously issued to them. All of the restricted stock vested on September 26, 2003. The value of the awards set forth on the table is based on the closing price of the Company's common stock on September 26, 2002, which was $2.05 per share. As of September 30, 2004, the value of Mr. Parrish's restricted Common Stock was $174,000, the value of Dr. Leeper's restricted Common Stock was $296,250 and the value of Mr. Pope’s restricted Common Stock was $138,750 based on a value of $1.50 per share, the closing price of the Company's Common Stock on that date.  The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(4)       On April 22, 2003 Mr. Parrish, Dr. Leeper and Mr. Pope were issued options to purchase shares of the Company's common stock as part of an exchange for the cancellation of previously issued common stock options, which cancellation occurred on September 26, 2002. The common stock options have an exercise price of $1.40 per share, which was the closing stock price of the Company's common stock on April 22, 2003. The options vest pro rata (one thirty-sixth) on the first of each month for 36 months following the date of the grant, commencing on May 1, 2003 and ending on April 1, 2006.

(5)       Consists of an amount paid to Mr. Pope pursuant to the Company’s bonus program.

(6)       Mr. Pope’s salary and bonus are paid in U.K. pounds. Amounts shown for Mr. Pope’s salary and bonus are based on the 12- month average exchange rate for each year, which was 1.79 U.S dollars per U.K. pound in fiscal 2004, 1.60 U.S. dollars per U.K. pound in fiscal 2003, and 1.48 U.S dollars per U.K. pound in fiscal 2002.

Stock Options

No stock options were granted to the named executive officers of the Company during the fiscal year ended September 30, 2004.

The following table provides information regarding the value of unexercised options held by the named executive officers at September 30, 2004. No named executive officer exercised any option during the fiscal year ended September 30, 2004.

AGGREGATED FISCAL YEAR END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable (1)

O.B. Parrish	219,111 / 244,889	21,911 / 24,489

Mary Ann Leeper	373,055 / 416,945	37,306 / 41,695

Mike Pope	174,722/ 195,278	17,472/19,528

(1)      Calculated based upon a closing sale price of $1.50 on September 30, 2004.

Director Compensation and Benefits

Directors who are officers of the Company do not receive compensation for serving in such capacity. Individual directors who are not officers of the Company receive $1,000 for attendance in person at each Board meeting or meeting of a committee of which he or she is a member. In addition, each director who is not an employee of the Company receives an automatic grant of options to purchase 30,000 shares of common stock under the Company's Outside Director Stock Option Plan. Stephen M. Dearholt, Richard E. Wenninger, Mary Margaret Frank, Ph.D., James R. Kerber, David R. Bethune and Michael R. Walton were awarded 30,000 options each on October 21, 2004.  All of the options have an exercise price of $1.66 per share and vest pro rata over a thirty-six month period commencing November 22, 2004 and ending on October 22, 2007.

Employment and Change of Control Agreements

The Company entered into an employment agreement with Dr. Leeper effective May 1, 1994. The original term of Dr. Leeper's employment extended to April 30, 1997 and after April 30, 1997 her employment term renews automatically for additional three-year terms unless notice of termination is given. The employment agreement has automatically renewed for a term ending on April 30, 2006. The Company may terminate the employment agreement at any time for cause. If Dr. Leeper's employment is terminated without cause, the Company is obligated to continue to pay Dr. Leeper her base salary and any bonus to which she would otherwise have been entitled for a period equal to the longer of two years from the date of termination or the remainder of the then applicable term of the employment agreement. In addition, the Company is obligated to continue Dr. Leeper's participation in any of the Company's health, life insurance or disability plans in which Dr. Leeper participated prior to her termination of employment. Dr. Leeper's employment agreement provides for a base salary of $175,000 for the first year of her employment term, $195,000 for the second year of her employment term and $225,000 for the third year of her employment term, subject to the achievement of performance goals established by Dr. Leeper and the Company's Board of Directors. If the employment agreement is renewed beyond the initial three-year term, it requires her base salary to be increased annually by the Board of Directors based upon her performance and any other factors that the Board of Directors considers appropriate. For fiscal 2002 and 2003, Dr. Leeper's base salary was $225,000 per year.  For 2005, the Board of Directors raised her base salary to $250,000 per year. The employment agreement also provides Dr. Leeper with various fringe benefits including an annual cash bonus of up to 100% of her base salary. The Board of Directors may award the cash bonus to Dr. Leeper in its discretion. To date, Dr. Leeper has not received a cash bonus.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of December 13, 2004 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 13, 2004 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  As of December 13, 2004, the Company had outstanding 23,005,187 shares of common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent

O.B. Parrish (2)	1,056,457	4.5%
William R. Gargiulo, Jr. (3)	98,611	*
Mary Ann Leeper, Ph.D. (4)	724,678	3.1%
Stephen M. Dearholt (5)	4,390,177	17.5%
David R. Bethune (6)	102,222	*
James R. Kerber (7)	515,099	2.2%
Michael R. Walton (8)	765,622	3.3%
Richard E. Wenninger (9)	3,031,251	13.1%
Mary Margaret Frank (10)	2,500	*
Michael Pope (11)	258,606	1.1%
Gary Benson (12)	1,538,258	6.4%
All directors, nominees and executive officers, as a group (11 persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)	10,981,001	41.1%
_______________

* Less than 1 percent.

(1)       Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60610; the address of Mr. Dearholt is 759 North Milwaukee Street, Suite 316, Milwaukee, WI 53202; the address of Mr. Kerber is 8547 East Arapahoe Road, #J217, Englewood, CO 80112; the address of Mr. Walton is 1626 North Prospect Avenue, No. 2310, Milwaukee, WI 53202; the address of Mr. Wenninger is 855 West Dean Road, Milwaukee, WI 53217; the address of Ms. Frank is P.O. Box 6550, Charlottesville, VA 22906; and the address of Mr. Benson is Regency Athletic Club, 1300 Nicollet Mall, Suite 600, Minneapolis, MN 55403.

(2)        Includes 233,501 shares owned by and 60,000 shares under option to Phoenix Health Care of Illinois, Inc. ("Phoenix"). Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix. Also includes 222,900 shares of common stock owned directly by Mr. Parrish, 220,000 shares of common stock owned by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power; 283,556 shares of common stock subject to stock options held by Mr. Parrish, 36,500 shares under common stock purchase warrants issued to Mr. Parrish.

(3)       Consists of 37,500 shares of common stock owned directly by Mr. Gargiulo and 61,111 shares of common stock subject to stock options held by Mr. Gargiulo.

(4)       Consists of 241,900 shares of common stock owned directly by Dr. Leeper and 482,778 shares of common stock subject to stock options held by Dr. Leeper.

(5)       Includes 1,432,855 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 9,680 shares held by Response Marketing Money Purchase Plan, 23,900 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, 18,100 shares held by Mr. Dearholt's minor child, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock, except that North Central Trust has the sole power to vote and dispose of the 9,680 shares of Common Stock held by the Response Marketing Money Purchase Plan. Also includes 69,722 shares of common stock subject to stock options and common stock purchase warrants for 2,072,500 shares of common stock.

(6)       Consists of 32,500 shares of common stock owned directly by Mr. Bethune and 69,722 shares of common stock subject to stock options held by Mr. Bethune.

(7)       Includes 363,710 shares of common stock owned directly by Mr. Kerber and 51,389 shares of common stock subject to stock options held by Mr. Kerber. Also includes 100,000 shares subject to exercise of common stock purchase warrants. The warrants have been pledged to a bank to secure a guarantee by Mr. Kerber on behalf of the Company.

(8)      Consists of (a) 323,710 shares of common stock owned directly by Mr. Walton, (b) 33,056 shares of common stock subject to stock options held by Mr. Walton, (c) 30,900 shares subject to exercise of common stock purchase warrants held by Mr. Walton, (d) 142,998 shares of Common Stock held by a trust of which Mr. Walton is trustee and (e) 234,958 shares of common stock held by Sheboygan County Broadcasting Co., Inc. ("Sheboygan"). Under the rules of the SEC, Mr. Walton may be deemed to have voting and dispositive power as to the shares held by Sheboygan since Mr. Walton is an officer, director and shareholder of Sheboygan.

(9)       Consists of (a) 2,653,751 shares of common stock owned directly by Mr. Wenninger, (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 250,000 shares of Common Stock held by a trust of which Mr. Walton is trustee, (d) 2,500 shares of common stock subject to stock options held by Mr. Walton and (e) common stock purchase warrants for 120,000 shares of common stock.

(10)     Consists of 2,500 shares of common stock subject to stock options held by Dr. Frank.

(11)     Consists of 32,495 shares of common stock owned directly by Mr. Pope and 226,111 shares of common stock subject to stock options held by Mr. Pope.

(12)     Consists of 375,166 shares of common stock and warrants to purchase 1,100,000 shares of common stock owned by Goben Enterprises, LP, a limited partnership of which Mr. Benson is a general partner. Also includes 31,546 shares of common stock issuable upon conversion of convertible preferred stock held by Goben Enterprises, LP, 15,773 shares of common stock issuable upon conversion of convertible preferred stock held by the Gary O. Benson GST Trust FBO of Natasha M. Benson U/A 10/1/93 and 15,773 shares of common stock issuable upon conversion of convertible preferred stock held by the Gary O. Benson GST Trust FBO of Tara A. Benson U/A 10/1/93. The foregoing information is based on a Schedule 13G filed by Mr. Benson with the SEC on February 17, 2004.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2004, for the Company's equity compensation plans and arrangements. These plans and arrangements were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS

Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	4,808,630	$ 1.18	257,778

Total	4,808,630	$ 1.18	257,778

The Company's equity compensation plans include the 1997 Stock Option Plan, the 1997 Outside Director Stock Option Plan, special option grants to two persons and warrant issuances to nine persons. All of the shares available for future issuance are under the Company's stock option plans. Shares of the Company's common stock are authorized for issuance under the 1997 Stock Option Plan to employees, officers and key executives of the Company and its subsidiaries and shares of the Company's common stock are authorized for issuance under the 1997 Outside Director Stock Option Plan to outside directors of the Company. The Board of Directors administers both plans. Options granted are nonqualified stock options under the Internal Revenue Code. Options expire at such time as the Board of Directors determines, provided that no stock option may be exercised later than the tenth anniversary of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the participant only by him or her. The option price per share is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted.

The Company issued two options to purchase an aggregate of 150,000 shares of common stock to a consultant with an exercise price of $0.66 per share for each option and an expiration date of December 31, 2011 as to 50,000 shares and June 30, 2012 as to 100,000 shares. The Company issued options to purchase 90,000 shares of common stock to Phoenix of Illinois with an exercise price of $2.00 per share and an expiration date of November 20, 2004. The Company issued an option to purchase 30,000 shares of common stock to a professional advisor with an exercise price of $2.00 per share that expired on September 20, 2004.

On May 17, 1999, the Company issued warrants to purchase 337,500 shares of common stock to a placement agent with an exercise price of $1.00 per share and an expiration date of May 17, 2004. These warrants were exercised prior to their expiration date. The placement agent exercised 68,750 warrants in the 2003 fiscal year. On September 19, 1997, the Company issued warrants to purchase 30,900 shares of common stock to a financial consultant with an exercise price of $2.50 per share and an expiration date of September 19, 2006.

Item 12.   Certain Relationships and Related Transactions.

On March 25, 1997, 1998, 1999, 2000, 2001, 2002 and 2003, the Company extended a $1 million, one-year promissory note payable by it to Mr. Dearholt for a previous loan Mr. Dearholt made to the Company. The promissory note is now payable in full on March 25, 2004 and bears interest at 12% annually, payable monthly. The borrowing transactions were effected in the form of a promissory note from the Company to Mr. Dearholt and related Note Purchase and Warrant Agreements and a Stock Issuance Agreement. Under the 1997, 1998 and 1999 Note Purchase and Warrant Agreements, the Company issued to Mr. Dearholt warrants to purchase 200,000 shares of the Company's common stock in 1997 at an exercise price of $1.848 per share, 200,000 shares of common stock in 1998 at an exercise price of $2.25 per share and 200,000 shares of the Company's common stock in 1999 at an exercise price of $1.16 per share. In connection with the extension of the note to March 25, 2001, the Company issued warrants to purchase 280,000 shares of the Company's common stock in 2000 at an exercise price of $0.71 per share. In connection with the extension of the note to March 25, 2002, the Company issued warrants to purchase 280,000 shares of the Company's common stock in 2001 at an exercise price of $0.40 per share. In connection with the extension of the note to March 25, 2003, the Company issued warrants to purchase 300,000 shares of the Company's common stock in 2002 at an exercise price of $1.18 per share. In connection with the extension of the note to March 25, 2004, the Company issued warrants to purchase 300,000 shares of the Company's common stock in 2003 at an exercise price of $1.20 per share. In each case, the exercise price of the warrants equaled 80% of the market price of the Company's common stock on the date of issuance. The warrants expire upon the earlier of their exercise or on March 25, 2005 for the warrants issued in 1997, March 25, 2007 for the warrants issued in 1998, March 25, 2009 for the warrants issued in 1999, March 25, 2010 for the warrants issued in 2000, March 25, 2011 for the warrants issued in 2001, March 25, 2014 for the warrants issued in 2002, and March 25, 2016 for the warrants issued in 2003. Under the Stock Issuance Agreement, if the Company fail to pay the

$1 million under the note when due, the Company must issue 200,000 shares of the Company's common stock to Mr. Dearholt.  The Company also granted Mr. Dearholt securities registration rights for any common stock he receives from the Company under these warrants or the Stock Issuance Agreement. The Company subsequently repaid this note in full in March 2004.

The Company entered into a loan agreement on May 18, 2001, providing for a three-year loan commitment from a bank of up to $2,000,000. The Company may borrow under this loan agreement from time to time subject to a number of conditions, including obtaining personal guarantees of 125% of the amount outstanding under the loan. In May 2001, the Company borrowed a total of $1.5 million under this loan agreement. Five persons provided guarantees equal in total to the $1.5 million outstanding under the loan. The guarantors included James R. Kerber, a member of the Company's board of directors, Stephen M. Dearholt, a member of the Company's board of directors, Richard E. Wenninger, a member of the Company's board of directors, and a trust for the benefit of O.B. Parrish, the Company's Chairman of the Board and Chief Executive Officer. Each guarantor may be liable to the lender for up to 125% of the guarantor's guarantee amount if the Company defaults under the loan. The Company issued warrants to the guarantors to purchase the number of shares of the Company's common stock equal to the guarantee amount of such guarantor divided by the warrant purchase price as of the date of exercise. The warrant purchase price is the price per share equal to 70% of the market price of the Company's common stock at the time of exercise, but in no event will the warrant purchase price be less than $0.50 per share or more than $1.00 per share. The Company also issued additional warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.50 per share to each of Stephen M. Dearholt and Richard E. Wenninger because each of them guaranteed $500,000 under the loan. The Company granted all of the guarantors registration rights which require that the Company register the shares of common stock underlying the warrants. All of the guarantors except Mr. Kerber exercised their warrants between September and December 2004 pursuant to the warrant exercise program described below. Proceeds from this warrant exercise were used to subsequently repay the remaining outstanding portion of the loan in full.

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

Between September and December 2004, the Company conducted a program to induce the holders of the Company's outstanding common stock purchase warrants to exercise their warrants. Pursuant to this program, the Company offered an incentive to such holders providing for issuance of (1) shares of the Company's common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company's common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under the incentive program, a trust for the benefit of O.B. Parrish, the Company's Chairman and Chief Executive Officer, exercised 200,000 common stock purchase warrants and received 20,000 additional shares of the Company's common stock, and each of Mr. Wenninger and Mr. Dearholt, both members of the Company's board of directors, exercised 600,000 common stock purchase warrants, respectively, and each received additional common stock purchase warrants to purchase 120,000 shares of the Company's common stock. The exercise price for these new warrants is equal to $1.50 per share and all have an expiration date of November 23, 2007.

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

Item 13.   Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company. (19)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (25)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (32)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (33)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock - Series 3. (35)
3.6	Amended and Restated By-Laws of the Company. (3)
4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).
10.1	Employment Agreement between John Wundrock and the Company dated October 1, 1989. (3)
10.2	Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company) 1990 Stock Option Plan. (4)
10.3	Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (6)
10.4	Trademark License Agreement for Reality Trademark. (7)
10.5	Office space lease between the Company and John Hancock Mutual Life Insurance Company dated June 1, 1994. (8)
10.6	Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (9)
10.7	1994 Stock Option Plan. (10)
10.8	Investor relations and development services Consulting Agreement between the Company and C.C.R.I. Corporation dated March 13, 1995. (11)
10.9	Consultant Warrant Agreement dated March 13, 1995 between the Company and C.C.R.I. Corporation, as amended on April 22, 1996. (13)
10.10	Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, warrants and Stock Issuance Agreement. (12)
10.11	Outside Director Stock Option Plan. (13)
10.12	Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (13)
10.13	Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (13)
10.14	Employment Letter dated February 28, 1990 from Chartex Resources Ltd. to Michael Pope and Board Amendments thereto. (13)

10.15	Grant Letter dated March 7, 1996 from the Government Office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (13)
10.16	Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (13)
10.17	Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (14)
10.18	Change of Control Agreement dated January 27, 1999, between The Female Health Company and Michael Pope. (15)
10.19	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (15)
10.20	Company Promissory Note to O.B. Parrish for $50,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (15)
10.21	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 1999 and related Note Purchase and Warrant Agreement, Warrant and Stock Issuance Agreement. (15)
10.22	Form of Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (16)
10.23	Amendment to Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (16)
10.24	$1 million Convertible Debenture issued by the Company to Gary Benson dated May 19, 1999. (16)
10.25	$100,000 Convertible Debenture issued by the Company to Daniel Bishop dated June 3, 1999. (16)
10.26	$100,000 Convertible Debenture issued by the Company to Robert Johander dated June 3, 1999. (16)
10.27	$100,000 Convertible Debenture issued by the Company to Michael Snow dated June 3, 1999. (16)

10.28	$100,000 Convertible Debenture issued by the Company to W.G. Securities Limited Partnership dated June 3, 1999. (16)
10.29	Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on May 19, 1999. (16)
10.30	Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 1999. (16)
10.31	Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on June 3, 1999. (16)
10.32	Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on June 3, 1999. (16)
10.33	Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 1999. (16)
10.34	Form of Common Stock Purchase Warrant to acquire 337,500 shares issued to R.J. Steichen as placement agent. (16)
10.35	Form of Change of Control Agreement between the Company and each of O.B. Parrish and Mary Ann Leeper. (19)
10.36	Lease Agreement among Chartex Resources Limited, P.A.T. (Pensions) Limited and The Female Health Company. (17)
10.37	Agreement dated March 14, 1997, between the Joint United Nations Programme on HIV/AIDS and Chartex International PLC. (18)
10.38	Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related stock purchase and warrant agreement, warrants and stock issuance agreement. (20)
10.39	1997 Stock Option Plan. (18)
10.40	Employee Stock Purchase Plan. (18)
10.41	Agreement dated September 29, 1997, between Vector Securities International and The Female Health Company. (18)
10.42	Private Equity Line of Credit Agreement between the Company and Kingsbridge Capital Limited dated November 19, 1998. (2)
10.43	Registration Rights Agreement between the Company and Kingsbridge Capital Limited dated as of November 19, 1998. (2)

10.44	Warrant to Purchase up to 200,000 shares of common stock of the Company issued to Kingsbridge Capital Limited as of November 19, 1998. (2)
10.45	Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (22)
10.46	Consulting Agreement between the Company and Kingsbridge Capital Limited dated February 12, 1999. (22)
10.47	Registration Rights Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (22)
10.48	Warrant for 100,000 shares of the Company's common stock issued to Kingsbridge Capital Limited as of February 12, 1999. (22)
10.49	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2000 and related Warrants. (23)
10.50	Company Promissory Note to O.B. Parrish for $50,000 dated February 18, 2000 and related Warrants. (23)
10.51	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 2000 and related Warrants. (23)
10.52	Stock Purchase Agreement, dated as of June 14, 2000, between The Female Health Company and The John W. Dearholt Trust. (24)
10.53	Warrant to purchase 250,000 shares of the Company's common stock issued to Gary Benson on May 19, 2000. (24)
10.54	Warrant to purchase 25,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 2000. (24)
10.55	Warrant to purchase 25,000 shares of the Company's common stock issued to Robert Johander on June 3, 2000. (24)
10.56	Warrant to purchase 50,000 shares of the Company's common stock issued to Michael Snow on June 3, 2000. (24)
10.57	Warrant to purchase 25,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 2000. (24)
10.58	Stock Purchase Agreement, dated as of June 14, 2000, between the Company and The John W. Dearholt Trust. (24)

10.59	Exclusive Distribution Agreement, dated as of October 1, 2000, between the Company and Mayer Laboratories, Inc. (25)
10.60	Amended and Restated Convertible Debenture issued by the Company to Richard E. Wenninger dated March 30, 2001. (26)
10.61	Amended and Restated Promissory Note to Stephen M. Dearholt for 250,000 dated February 12, 2001 and related warrants. (5)
10.62	Amended and Restated Promissory Note to O.B. Parrish for $50,000 dated February 18, 2001 and related warrants. (5)
10.63	Amended and Restated Promissory Note to Stephen M. Dearholt for 1,000,000 dated March 25, 2001 and related warrants. (26)
10.64	Loan Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (26)
10.65	Registration Rights Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (26)
10.66	Warrant dated May 18, 2001 from the Company to Heartland Bank. (27)
10.67	Warrants dated May 18, 2001 from the Company to Stephen M. Dearholt. (27)
10.68	Warrant dated May 18, 2001 from the Company to James R. Kerber. (27)
10.69	Warrant dated May 18, 2001 from the Company to Tom Bodine. (27)
10.70	Warrant dated May 18, 2001 from the Company to The Geneva O. Parrish 1996 Living Trust. (27)
10.71	Warrants dated May 23, 2001 from the Company to Richard E. Wenninger. (27)
10.72	Registration Rights Agreement, dated as of May 18, 2001, among the Company and certain guarantors. (27)
10.73	Exclusive Distribution Agreement, dated October 18, 2001, between the Company and Total Access Group. (28)
10.74	Memorandum of Understanding, dated as of November 12, 2001, between the Company and Hindustan Latex Limited. (29)
10.75	Warrant dated December 18, 2001 from the Company to Dr. Jerry Kinder (30)
10.76	Warrant dated December 20, 2001 from the Company to Tom Bodine (30)

10.77	Warrant dated February 20, 2002 from the Company to Gerald Stein (30)
10.78	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2002 and related warrants. (31)
10.79	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2003 and related warrants. (34)
21	Subsidiaries of Registrant. (21)
23.1	Consent of McGladrey & Pullen, LLP
24.1	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (36)

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

(10)     Incorporated herein by reference to the Company's 1994 Form 10-KSB.

(11)     Incorporated herein by reference to the Company's March 31, 1995 Form 10-Q.

(12)     Incorporated herein by reference to the Company's June 30, 1995 Form 10-Q.

(13)      Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.

(14)      Incorporated herein by reference to the Company's 1996 Form 10-K.

(15)      Incorporated herein by reference to the Company's March 31, 1999 Form 10-QSB.

(16)      Incorporated herein by reference to the Company's June 30, 1999 Form 10-QSB.

(17)      Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB.

(18)      Incorporated herein by reference to the Company's Form 10-KSB/A-2 for the year ended September 30, 1997.

(19)      Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 19, 1999.

(20)     Incorporated herein by reference to the Company's March 31, 1997 Form 10-QSB.

(21)     Incorporated herein by reference to the Company's Form 10-KSB for the year ended September 30, 1999.

(22)     Incorporated herein by reference to the Company's December 31, 1998 Form 10-QSB.

(23)     Incorporated herein by reference to the Company's March 31, 2000 Form 10-QSB.

(24)     Incorporated herein by reference to the Company's June 30, 2000 Form 10-QSB.

(25)      Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 21, 2000.

(26)      Incorporated herein by reference to the Company's June 30, 2001 Form 10-QSB.

(27)      Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on November 13, 2001.

(28)      Incorporated herein by reference to Amendment No. 1 to the Company's Form SB-2 Registration Statement filed on February 6, 2002.

(29)      Incorporated herein by reference to Amendment No. 2 to the Company's Form SB-2 Registration Statement filed on February 27, 2002.

(30)      Incorporated herein by reference to Amendment No. 3 to the Company's Form SB-2 Registration Statement filed on March 18, 2002.

(31)      Incorporated herein by reference to the Company's March 31, 2002 Form 10-QSB.

(32)      Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(33)      Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(34)	Incorporated by reference to the Company's September 30, 2003 Form 10-KSB.

(35)	Incorporated by reference to the Company's March 31, 2004 Form 10-QSB.

(36)     This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 14.  Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and nonaudit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal years 2004 and 2003:

Service Type	Fiscal 2004	Fiscal 2003

Audit Fees (1)	$172,588	$130,218
Audit-Related Fees	--	--
Tax Fees (2)	32,873	15,643
All Other Fees	--	--

Total Fees Billed	$205,461	$145,861

________________

(1)	Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2004 and September 30, 2003; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-QSB during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)     For the fiscal years ended September 30, 2003 and September 30, 2004, consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

The Audit Committee of the Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of McGladrey & Pullen, LLP.

The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by the Company's independent auditors. The Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the Chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or Chairman of the Audit Committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors.

Each new engagement of the Company's independent auditors to perform non-audit services set forth in the table above has been approved in advance by the Audit Committee or the Chairman of the Audit Committee pursuant to the foregoing procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2004                                                    THE FEMALE HEALTH COMPANY

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

Signature	Title	Date

/s/ O.B. Parrish	Chairman of the Board, Chief	December 29, 2004
O.B. Parrish	Executive Officer and Director

/s/ Mary Ann Leeper	President, Chief Operating officer	December 29, 2004
Mary Ann Leeper, Ph.D.	and Director

/s/ Robert Zic	Principal Accounting Officer	December 29, 2004
Robert Zic

/s/ William R. Gargiulo	Secretary and Director	December 29, 2004
William R. Gargiulo, Jr.

/s/ David R. Bethune	Director	December 29, 2004
David R. Bethune

	Director	December 29, 2004
Stephen M. Dearholt

	Director	December 29, 2004
Michael R. Walton

/s/ James R. Kerber	Director	December 29, 2004
James R. Kerber

Richard E. Wenninger	Director	December 29, 2004

Mary Margaret Frank, Ph.D.	Director	December 29, 2004

The Female Health Company
and Subsidiaries

Consolidated Financial Report
09.30.2004

The Female Health Company and Subsidiaries
Index to Consolidated Financial Statements

Document	Page No.

Audited Consolidated Financial Statements.

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.	F-1

Consolidated Balance Sheet as of September 30, 2004.	F-2

Consolidated Statements of Operations for the years ended September 30, 2004 and 2003.	F-3

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004 and 2003.	F-4 and F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2004 and 2003.	F-6 and F-7

Notes to Consolidated Financial Statements.	F-8 through F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and Subsidiaries, as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

                                                    /s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
November 18, 2004

F - 1

The Female Health Company and Subsidiaries

Consolidated Balance Sheet
September 30, 2004

Assets Current Assets
Cash	$755,482
Accounts receivable, net of allowance for doubtful accounts of $3,000 and allowance for product returns of $10,000	1,450,756
Inventories	1,413,315
Prepaid expenses and other current assets	270,539
Total current assets	3,890,092

Other Assets Certificate of deposit	72,194
Patents, net of accumulated amortization of $944,274	178,940
Other	179,683
430,817

Equipment, Furniture and Fixtures Equipment, furniture and fixtures	4,611,944
Less accumulated depreciation	4,437,583
174,361

$4,495,270
Liabilities and Stockholders' Equity
Current Liabilities Note payable, bank, net of unamortized discount of $46,252	$453,748
Accounts payable	398,672
Current maturities of obligations under capital leases	21,552
Accrued expenses and other current liabilities	522,199
Preferred dividends payable	11,464
Total current liabilities	1,407,635

Deferred Gain on Sale of Facility	1,262,278

Stockholders' Equity Convertible preferred stock, Class A Series 1, par value $.01 per share. Authorized 5,000,000 shares; issued and outstanding 56,000 shares.	560
Convertible preferred stock, Class A Series 3, par value $.01 per share. Authorized 700,000 shares; issued and outstanding 473,377 shares.	4,734
Convertible preferred stock, Class B, par value $ 50 per share. Authorized 15,000 shares; no shares issued and outstanding.	-
Common stock, par value $.01 per share. Authorized 38,500,000 shares; issued and outstanding 20,715,187 shares.	207,152
Additional paid-in capital	59,700,265
Unearned consulting fees	(69,547)
Accumulated other comprehensive income	441,634
Accumulated deficit	(58,427,365)
1,857,433
Treasury stock, at cost, 20,000 shares of common stock	(32,076)
1,825,357

$4,495,270

See Notes to Consolidated Financial Statements.

F - 2

The Female Health Company and Subsidiaries

Consolidated Statements of Operations
Years Ended September 30, 2004 and 2003

	2004	2003
Net revenues	$8,829,255	$9,045,560

Cost of products sold	5,206,962	5,458,562

Gross profit	3,622,293	3,586,998

Operating expenses:
Advertising and promotion	47,601	36,533
Selling, general and administrative	4,202,949	3,778,015
Research and development costs	179,201	60,168
Stock compensation	260,069	1,047,398
Total operating expenses	4,689,820	4,922,114

Operating loss	(1,067,527)	(1,335,116)

Nonoperating income (expense):
Interest expense	(894,385)	(1,051,184)
Interest income	6,967	16,131
Foreign currency translation loss	(63,943)	-
	(951,361)	(1,035,053)

Net loss	(2,018,888)	(2,370,169)

Preferred dividends, Class A Series 1	11,456	11,424

Preferred dividends, Class A Series 3	95,545	-

Net loss attributable to common stockholders	$(2,125,889)	$(2,381,593)

Net loss per common share outstanding	$(0.11)	$(0.13)

Weighted average common shares outstanding	19,925,716	19,020,029

See Notes to Consolidated Financial Statements.
F - 3

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2004 and 2003

		Preferred Stock Class A Series 1	Preferred Stock Class A Series 3	Preferred Stock Class B	Common Stock	Additional Paid-in Capital	Unearned Consulting Fees	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Cost of Treasury Stock	Total

Balance at September 30, 2002		$660	$-	$-	$180,424	$54,990,237	$(173,013)	$(641,017)	$224,953	$(53,919,883)	$(32,076)	$630,285
Issuance of 200,000 shares of Common Stock for consulting services		-	-	-	2,000	369,000	(371,000)	-	-	-	-	-
Conversion of 10,000 shares of Preferred Stock into 13,888 shares of Common Stock		(100)	-	-	139	(39)	-	-	-	-	-	-
Issuance of 70,783 shares of Common Stock upon cashless exercise of 106,700 stock options		-	-	-	708	(708)	-	-	-	-	-	-
Conversion of Convertible Debentures into 900,000 shares of common stock		-	-	-	9,000	441,000	-	-	-	-	-	450,000
Stock compensation (recovery) relating to the Company's stock option plans		-	-	-	-	(43,000)	-	-	-	-	-	(43,000)
Issuance of 78,000 restricted shares of Common Stock		-	-	-	780	127,920	-	-	-	-	-	128,700
Issuance of 122,495 unrestricted shares of Common Stock		-	-	-	1,225	131,529	-	-	-	-	-	132,754
Issuance of 75,592 shares of Common Stock upon cashless exercise of 168,750 stock warrants		-	-	-	755	(755)	-	-	-	-	-	-
Issuance of warrants with note payable, related party		-	-	-	-	278,400	-	-	-	-	-	278,400
Issuance of 6,898 shares of Common Stock as payment of Interest on debentures		-	-	-	69	11,108	-	-	-	-	-	11,177
Issuance of 14,948 shares of Common Stock as payment of preferred stock dividend		-	-	-	150	29,448	-	-	-	-	-	29,598
Preferred Stock dividends		-	-	-	-	-	-	-	-	(11,424)	-	(11,424)
Amortization of deferred compensation		-	-	-	-	87,413	-	641,017	-	-	-	728,430
Amortization of unearned consulting fees		-	-	-	-	-	361,968	-	-	-	-	361,968
Comprehensive income (loss): Net (loss)	$ (2,370,109)	-	-	-	-	-	-	-	-	(2,370,169)	-	(2,370,169)
Foreign currency translation adjustment	166,413	-	-	-	-	-	-	-	166,413	-	-	166,413
Comprehensive income (loss)	$(2,203,750)

Balance at September 30, 2003		$560	$-	$-	$195,250	$56,421,553	$(182,045)	$-	$391,366	$(56,301,476)	$(32,076)	$493,132

See Notes to Consolidated Financial Statements.

F - 4

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2004 and 2003

		Preferred Stock Class A Series 1	Preferred Stock Class A Series 3	Preferred Stock Class B	Common Stock	Additional Paid-in Capital	Unearned Consulting Fees	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Cost of Treasury Stock	Total

Balance at September 30, 2003 (balance forwarded)		$560	$-	$-	$195,250	$56,421,553	$(182,045)	$-	$391,366	$(56,301,476)	$(32,076)	$493,132
Issuance of 473,377 shares of Preferred Stock, Class A Series 3		-	4,734	-	-	1,495,868	-	-	-	-	-	1,500,602
Issuance of 41,000 shares of Common Stock for consulting services		-	-	-	410	72,160	(72,570)	-	-	-	-	-
Issuance of 53,250 shares of Common Stock upon exercise of stock options		-	-	-	532	74,018	-	-	-	-	-	74,550
Issuance of 5,388 shares of Common Stock upon cashless exercise of 6,667 stock options		-	-	-	54	(54)	-	-	-	-	-	-
Issuance of 75,000 restricted shares of Common Stock		-	-	-	750	175,500	-	(176,250)	-	-	-	-
Issuance of 2,250 unrestricted shares of Common Stock		-	-	-	23	6,750	-	-	-	-	-	6,773
Issuance of 95,008 shares of Common Stock upon cashless exercise of 138,750 stock warrants		-	-	-	950	(950)	-	-	-	-	-	-
Issuance of warrants with note payable, bank		-	-	-	-	51,961	-	-	-	-	-	51,961
Issuance of 823,000 shares of Common Stock upon exercise of stock warrants		-	-	-	8,230	984,371	-	-	-	-	-	992,601
Issuance of 45,303 shares of Common Stock as payment of preferred stock dividends		-	-	-	453	95,033	-	-	-	-	-	95,486
Issuance of 50,000 shares of Common Stock as incentive for exercise off stock warrants		-	-	-	500	74,500	-	-	-	-	-	75,000
Preferred Stock dividends		-	-	-	-	-	-	-	-	(107,001)	-	(107,001)
Amortization of deferred compensation		-	-	-	-	-	-	176,250	-	-	-	176,250
Amortization of unearned consulting fees		-	-	-	-	-	185,068	-	-	-	-	185,068
Comprehensive income (loss):
Net (loss):	$(2,018,888)	-	-	-	-	-	-	-	-	(2,018,888)	-	(2,018,888)
Foreign currency translation adjustment	299,823	-	-	-	-	-	-	-	299,823	-	-	299,823
Forgiveness of intercompany debt	(249,555)	-	-	-	-	249,555	-	-	(249,555)	-	-	-
Comprehensive income (loss)	$(1,468,620)

Balance at September 30, 2004		$560	$4,734	$-	$207,152	$59,700.265	$(69,547)	$-	$441,634	$(58,427,365)	$(32,076)	$1,825,357

See Notes to Consolidated Financial Statements.

F - 5

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 30, 2004 and 2003

	2004	2003
Operating Activities
Net loss	$(2,018,888)	$(2,370,169)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	241,148	474,966
Amortization of patents	132,947	118,536
Provision for (recovery of) inventory obsolescence	12,805	(7,872)
Provision for (recovery of) doubtful accounts, returns and discounts	554	(10,136)
Interest added to certificate of deposit	(3,573)	(4,221)
Amortization of unearned consulting fees	185,068	361,968
Amortization of discounts on notes payable	678,135	726,632
Amortization of deferred income realized on UK grant	(48,503)	(45,423)
Amortization of deferred gain on sale and leaseback of building	(102,098)	(91,031)
Common stock issued for senior management bonuses	199,578	128,700
Stock compensation	75,000	685,430
Loss on sale of equipment and furniture and fixtures	7,796	2,207
Changes in operating assets and liabilities:
Accounts receivable	779,228	499,755
Inventories	(235,202)	(112,911)
Prepaid expenses and other assets	(22,962)	24,211
Accounts payable	5,458	(170,564)
Accrued expenses and other current liabilities	(103,255)	79,930
Net cash (used in) provided by operating activities	(216,764)	290,008

Investing Activities
Decrease in restricted cash	129,074	69,530
Proceeds from maturity of certificate of deposit	27,600	29,042
Capital expenditures	(43,990)	(47,233)
Proceeds on sale of equipment and furniture and fixtures	3,404	-
Net cash provided by investing activities	116,088	51,339

Financing Activities
Proceeds from issuance of preferred stock, Class A Series 3	1,500,602	-
Proceeds from exercise of common stock options	74,550	-
Proceeds from exercise of common stock warrants	992,601	-
Payments on notes payable, bank	(1,400,000)	-
Payments on note payable, related party	(1,000,000)	-
Dividend paid on preferred stock, Class A Series 1	(11,200)	(104.396)
Payments on capital lease obligations	(34,730)	(24,986)
Net cash provided by (used in) financing activities	121,823	(129,382)
(continued)

F - 6

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows (continued)
Years Ended September 30, 2004 and 2003

	2004	2003

Effect of exchange rate changes on cash	$102,040	$43,022
Net increase in cash	123,187	254,987
Cash at beginning of year	632,295	377,308
Cash at end of year	$755,482	$632,295

Supplemental Cash Flow Disclosures: Interest paid	$210,766	$298,561
Supplemental Schedule of Noncash Investing and Financing Activities: Issuance of warrants on notes payable	$51,961	$278,400
Common stock issued for payment of preferred stock dividends	95,486	40,775
Preferred dividends declared	107,001	11,424
Renewal of notes payable with related parties	-	1,000,000
Common stock issued for conversion of convertible debentures	-	450,000
Common stock issued to UK employees to satisfy accrued expense	-	132,754
Conversion of preferred stock into common stock	-	100

See Notes to Consolidated Financial Statements.

F - 7

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

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 87 countries. The product is marketed in 21 countries by various country-specific commercial partners. The Company’s credit terms are primarily on a net 30-day basis.

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

Accounts receivable and credit risk: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

A significant portion of the Company’s product is being sold to developing countries and the stability of the political environment within these countries could have a material effect on the operations of the Company.

F - 8

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

Patents and trademarks: The Company currently holds product and technology patents on the female condom in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, Brazil, South Korea and Australia. The Company has the registered trademark "FC Female Condom" in the United States and has trademarks on the names "femidom," "femy," "Reality," and others in certain foreign countries. Patents are amortized on a straight-line basis over their estimated useful life of 12 years. Trademarks have no carrying value in the accompanying balance sheet at September 30, 2004.

Financial instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Research and development costs: Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2004 and 2003, was approximately $179,000 and $60,000, respectively.

Revenue recognition: The Company recognizes revenue from product sales when each of the following conditions have been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectibility is reasonably assured, which is generally upon shipment.

F - 9

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.     Nature of Business and Significant Accounting Policies (Continued)

Stock-based compensation: The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.Accordingly, no stock-based compensation cost has been recognized, as all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net losses and losses per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method prescribed by Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation):

	Year Ended September 30,
	2004	2003

Net loss attributable to common stockholders, as reported	$(2,125,889)	$(2,381,593)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(769,480)	(338,487)

Pro forma net loss	$(2,895,369)	$(2,720,080)

Loss per common share:
As reported	$(0.11)	$(0.13)

Pro forma	$(0.15)	$(0.14)

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

F - 10

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

During the 4th quarter of 2004, the Company recorded an adjustment of $249,555 to comprehensive loss. This adjustment relates to the forgiveness of intercompany debt.

New accounting pronouncements: The Financial Accounting Standards Board has proposed Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment. SFAS 123(R) is a replacement of SFAS 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company will be required to apply Statement 123(R) as of the beginning of its interim reporting period that begins January 1, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of the final Statement. Under the modified retrospective method of transition, an entity would recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement No. 123.

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $235,000 of stock compensation expense in the year ending September 30, 2006, related to employee options issued and outstanding at September 30, 2004.

Reclassifications: Certain items in the 2003 financial statements have been reclassified to conform to the 2004 presentation. The reclassifications have had no effect on net losses for the years then ended.

F - 11

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.   Inventories

The components of inventory consist of the following at September 30, 2004:

Raw materials	$594,766
Work in process	172,703
Finished goods	675,209
Less allowance for obsolescence	$(28,363)

$1,413,315

Note 3.   Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Patents	$1,123,214	$944,274

Amortization expense recognized on all amortizable intangible assets totaled $132,947 and $118,536 for the years ended September 30, 2004 and 2003, respectively.

Estimated aggregate amortization expense for each of the next following years is as follows:

Years ending September 30:
2005	$132,947
2006	45,993

$178,940

Note 4.   Notes Payable and Long-Term Debt

During 2003, the Company renewed a $1,000,000 note with Mr. Dearholt, a current director of the Company. The outstanding note payable bears interest at 12 percent and was payable in full in March 2004. As part of the transaction, the Company issued Mr. Dearholt warrants to purchase 300,000 shares of the Company’s common stock at $1.20 per share which represented 80 percent of the average trading price for the five trading days prior to the closing date for the transaction and resulted in an initial discount on the note of $278,400. Any stock issued under the warrants carries certain registration rights. The warrants expire in 2016. The discount, in combination with the note’s 12 percent coupon, resulted in an effective interest rate of 48 percent on the note. On February 29, 2004, the Company paid off the entire balance of the note.

F - 12

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.       Notes Payable and Long-Term Debt (Continued)

On May 18, 2001, the Company entered into an agreement with Heartland Bank providing for a $2,000,000 credit facility. The Company may borrow under this credit facility from time to time subject to a number of conditions, including obtaining personal guarantees of 125 percent of the amount outstanding under the credit facility. The unpaid balances on the credit facility are due May 18, 2004, and bear interest payable at an annual rate of 10 percent. On May 18, 2004, the Company had $1,000,000 outstanding on this facility. This amount was refinanced under an amended agreement as discussed in the fifth paragraph of this note.

On December 17, 2002, the Company entered into a second agreement with Heartland Bank providing for a $1,000,000 credit facility. Borrowings on the credit facility are collateralized by the Company’s accounts receivable and inventories, and bear interest at the prime rate plus 1 percent (prime rate was 4.75 percent at September 30, 2004). The credit facility was to expire December 2004 and was extended to July 1, 2005, under an amended agreement as discussed in the fifth paragraph of this note. No borrowings were outstanding on this credit facility as of September 30, 2004.

On April 2, 2003, the Company entered into a third agreement with Heartland Bank providing for a $500,000 credit facility that matured April 1, 2004. The line of credit agreement was extended to July 1, 2005, under an amended agreement discussed in the fifth paragraph of this note. Borrowings on the credit facility are collateralized by the Company’s accounts receivable and bear interest at the prime rate plus 2 percent.

Effective May 19, 2004, The Company amended its previous credit facility and two line of credit agreements with Heartland Bank and established three promissory notes totaling $2,500,000. The first promissory note replaces the previous credit facility, and had an initial outstanding balance of $1,000,000, bears interest payable at a rate of 10% per year and effectively extended the due date of the credit facility to July 1, 2006. Related to this renewal the Company issued the Heartland Bank warrants to purchase 50,000 shares of the Company’s common stock at $2.65 per share. The warrants were valued at $51,961 and these were recorded by the Company as additional paid-in capital and a discount on the credit facility.

As part of the amended credit facility, the covenants were also amended. The amended agreement contains restrictions relating to the issuance of common stock warrants without prior bank approval.

On September 30, 2004, the 500,000 common stock warrants issued to Heartland Bank were exercised at $1.00 per share. The Company issued 50,000 shares of the Company’s common stock as incentive to complete the transaction. The shares were valued at $75,000 and the shares were recorded by the Company as stock compensation expense.

As of September 30, 2004, the Company has $500,000 remaining due under this credit facility. The credit facility is recorded at September 30, 2004, net of unamortized discount of $46,252.

On March 30, 2001, the Company issued a $250,000 convertible debenture to one accredited investor. The debenture was due March 30, 2004, bore interest payable at a rate of 12 percent and was convertible into the Company’s common stock based on a price of $0.50 per share. On January 12, 2003, the investor converted his debenture into 500,000 shares of the Company’s common stock.

F - 13

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

Interest expense to related parties was $894,385 and $388,850 for the years ended September 30, 2004 and 2003, respectively.

Note 5.   Capital Leases

The Company leases vehicles under capital leases. The assets and liabilities under the leases were recorded at the present value of future minimum rental payments.

Minimum future lease payments under capital leases as of September 30, 2004, are as follows:

Year ending September 30:
2005	$25,196
Less the amount representing interest	3,644
Present value of net minimum lease payments	21,552
Less current portion	21,552
Long-term obligations under capital leases	$-

The cost and accumulated amortization of the leased assets at September 30, 2004, were approximately $120,000 and $61,000, respectively.

Note 6.   Operating Leases and Rental Expense

The Company has a lease agreement for office space with an unrelated third party which expires September 2006. The lease requires monthly payments of $5,907 plus real estate taxes, utilities, and maintenance expenses. The Company was required to make an initial security deposit of $115,000 which has been reduced to $46,000 in October 2004. The security deposit is in the form of an irrevocable letter of credit from a bank. The bank presently requires the Company to hold a $46,000 certificate of deposit as collateral for the letter of credit.

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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $396,021 (£268,125) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make an initial security deposit of $396,021 (£268,125) which has been reduced to $176,377 (£97,500) and is included in other assets in the balance sheet at September 30, 2004. The facility had a net book value of $1,398,819 (£810,845) on the date of the transaction. The $1,966,181 (£1,139,155) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 2004, was $1,262,278 (£697,777).

The Company also leases equipment under a lease agreement which expires in March 2006. The aggregate monthly rental was $917 at September 30, 2004.

F - 14

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.   Operating Leases and Rental Expense (Continued)

Details of operating lease expense, including real estate taxes and insurance, are as follows:

	September 30,
	2004	2003
Operating lease expense:
Factory and office leases	$717,414	$708,071
Other	11,007	16,789
	$728,421	$724,860

Future minimum payments under operating leases consisted of the following at September 30, 2004:

Operating Leases

Years ending December 30,
2005	$564,895
2006	561,221
2007	481,231
2008	481,231
2009	481,231
Thereafter	3,467,855
Total minimum payments	$6,037,664

Note 7.   Income Taxes

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2004 and 2003, is as follows:

	September 30,
	2004	2003

Income tax credit at statutory rates	$(686,000)	$(806,000)
Nondeductible expenses	124,000	15,000
State income tax, net of federal benefits	(96,000)	(195,000)
Benefit of net operating loss not recognized, increase in valuation allowance	658,000	986,000
	$-	$-

F - 15

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.   Income Taxes (Continued)

As of September 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $44,644,000 and $26,143,000, respectively, for income tax purposes expiring in years 2010 to 2024. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $105,000 at September 30, 2004, expiring in years 2006 to 2010. The Company's UK subsidiary, The Female Health Company - UK, plc has UK net operating loss carryforwards of approximately $69,391,000 as of September 30, 2004. These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2004:

Deferred tax assets:
Federal net operating loss carryforwards	$15,179,000
State net operating loss carryforwards	1,307,000
Foreign net operating loss carryforwards	23,593,000
Foreign capital allowances	363,000
Tax credit carryforwards	105,000
Other	10,000

Total gross deferred tax assets	40,557,000
Valuation allowance for deferred tax assets	40,557,000

Net deferred tax assets	$-

The valuation allowance increased by $3,667,000 and $1,105,000 for the years ended September 30, 2004 and 2003, respectively.

Note 8.   Common Stock

Stock Option Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 257,778 shares available for future grants as of September 30, 2004. The Company has also granted options to one of its legal counsel, an affiliate and consultants. Certain options are vested and exercisable upon issuance, others over periods up to four years and still others based on the achievement of certain performance criteria by the Company and market prices of its common stock.

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

F - 16

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.   Common Stock (Continued)

The shares of restricted common stock and the right to receive the shares of deferred common stock were subject to forfeiture if the participant voluntarily resigned or was terminated for cause on or before September 26, 2003, and were not transferable on or before September 26, 2003. As of September 30, 2002, the Company had issued the restricted common stock to U.S. option holders and accrued for the issuance to U.K. option holders. The restricted and deferred shares were amortized over the employees’ one-year service periods. The restricted legend was removed and the deferred shares were issued as of September 26, 2003. The Company recorded $728,430 of amortization of deferred compensation in the stock compensation portion of the statement of operations for the year ended September 30, 2003.

The new options have an exercise price equal to 100 percent of the fair market value of the common stock on the grant date and a vesting schedule of 1/36 per month for each of the first 36 months after the date of grant. The new options which were granted on April 22, 2003, at an exercise price of $1.40 are being accounted for in accordance with fixed plan accounting guidance provided in APB No. 25. Options to purchase a total of 320,000 shares of common stock did not participate in the exchange. As of September 30, 2004, none of the 320,000 share total were outstanding.

Summarized information regarding all of the Company's stock options is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 2002	590,000	$0.88
Granted	2,385,980	1.40
Exercised	(106,700)	0.56
Expired or canceled	(203,300)	0.56

Outstanding at September 30, 2003	2,665,980	$1.38
Granted	10,000	2.47
Exercised	(59,917)	1.31
Expired or canceled	(38,333)	1.80

Outstanding at September 30, 2004	2,577,730	$1.38

Option shares exercisable at September 30, 2004 and 2003, are 1,279,017 and 567,497, respectively, at weighted average exercise prices of $1.34 and $1.28, respectively.

F - 17

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.   Common Stock (Continued)

Options Outstanding and Exercisable

Exercise Price	Number Outstanding At 9/30/04	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Number Exercisable At 9/30/04	Wghted. Avg. Exercise Price

$ 0.66	150,000	7.25	$ 0.66	150,000	$ 0.66

1.40	2,327,730	8.58	1.40	1,068,462	1.40

2.00	90,000	0.20	2.00	60,000	2.00

2.47	10,000	9.83	2.47	555	2.47

$0.66 to $2.47	2,577,730	8.21	$ 1.38	1,279,017	$ 1.34

The Company granted 10,000 options in 2004 and 20,000 options in 2003 to employees with exercise prices equal to fair market value of the Company’s stock at the date of grant. Therefore, no compensation expense was recognized related to these options under APB 25 at the date of grant.

The weighted average fair value of employee options granted for the years ended September 30, 2004 and 2003, was $1.10 and $1.04, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 41.1 percent and 55.2 percent, respectively, and risk-free interest rates of 4.25 and 3.99 percent, respectively, expected lives of three years and no dividend yield for the years ended September 30, 2004 and 2003.

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

Common Stock Purchase Warrants

The Company enters into consulting agreements with separate third-party professionals to provide investor relations services and financial advisory services. In connection with the consulting agreements, the Company granted warrants to purchase common stock.

F - 18

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.      Common Stock (Continued)

During 2004, 961,750 warrants were exercised. At September 30, 2004, the following warrants were outstanding and exercisable:

Number Outstanding

Warrants issued in connection with:
Convertible debentures	2,250,000
Convertible preferred stock	30,900
Note payable, bank	2,250,000
Notes payable, related party	1,989,000

Outstanding at September 30, 2004	6,519,900

Warrants Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding At 9/30/04	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price

$0.40 to $0.50	664,000	4.46	$ 0.45
0.51 to 1.00	4,475,000	3.18	0.98
1.01 to 3.10	1,380,900	4.82	1.75
$0.40 to $3.10	6,519,900	3.66	$ 1.09

Issuance of Stock

The Company has issued common stock to consultants for providing investor relation services. In 2003, the Company issued 200,000 shares of common stock with a market value of $371,000 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In 2004, the Company issued 41,000 shares of common stock with a market value of $72,570 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In the past the Company also issued options to purchase shares of its common stock. In 2003 and 2004, the Company did not issue any additional options for providing investor relation services.

F - 19

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.   Preferred Stock

The Company has 56,000 outstanding shares of 8 percent cumulative convertible Series 1 Preferred Stock. Each share of preferred stock is convertible into one share of the Company's common stock. Annual preferred stock dividends will be paid if and as declared by the Company's Board of Directors. No dividends or other distributions will be payable on the Company's common stock unless dividends are paid in full on the Series 1 Preferred Stock. The Series 1 Preferred Stock may be redeemed at the option of FHC, in whole or in part, subject to certain conditions, at $2.50 per share plus accrued and unpaid dividends. In the event of a liquidation or dissolution of the Company, the Series 1 Preferred Stock would have priority over the Company's common stock.

The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holder’s of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issuance price of $3.17 per share. The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.

Note 10.   Employee Benefit Plans

Employee retirement plan:
The Company has a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $8,000 annual compensation to the plan. The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2004 and 2003. Company contributions were $20,100 and $15,491 for 2004 and 2003, respectively.

Bonus and retention program:
During 2004, the Company implemented a new management compensation and employee retention program. The program provided for the issuance of 75,000 shares of restricted common stock as a bonus to senior management with a market value of $176,250. As of October 1, 2004, the restricted legend was removed. Under the terms of the retention program, employees were granted 7,750 shares of common stock as a retention bonus with a market value of $23,328, in which 2,250 shares have been issued and 5,500 shares have been deferred until a UK employee tax restriction lapses. Total expense for these bonus awards was approximately $200,000 and is included in selling, general and administrative expenses in the statement of operations for the year ended September 30, 2004.

F - 20

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

 Note 11.   Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows.

	Net Sales to External Customers September 30,				Long-Term Assets September 30,
	2004		2003		2004	2003

United States	$2,373		$2,537		$103	$133
Zimbabwe	1,480	(1)	946	(1)	-	-
France	1,144	(1)	563		-	-
Kenya	698		*		-	-
South Africa	499		1,490	(1)(2)	-	-
Congo	489		*		-	-
Brazil	*		1,199	(1)	-	-
Zambia	-		484		-	-
United Kingdom	*		*		502	770
Other	2,146		1,827		-	-

	$8,829		$9,046		$605	$903

*Less than 5 percent of total net sales

(1) Comprised of a single customer considered to be a major customer (exceeds 10% of net sales).
(2) Outstanding accounts receivable at September 30, 2003, were approximately $1,163,000.

Note 12.   Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

Note 13.   Related Parties

It has been and currently is the policy of the Company that transactions between the Company and its officers, directors, principal stockholders or affiliates are to be on terms no less favorable to the Company than could be obtained from unaffiliated parties. The Company intends that any future transactions between the Company and its officers, directors, principal stockholders or affiliates will be approved by a majority of the directors who are not financially interested in the transaction.

F - 21