Form 10QSB
period 2004-12-31
FEMALE HEALTH CO
filed 2005-02-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission File Number 1-13602

THE FEMALE HEALTH COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

Wisconsin	39-1144397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 North State Street, Suite 2225, Chicago, IL	60610
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock, $.01 Par Value - 23,322,838 shares outstanding as of February 14, 2005

Transitional Small Business Disclosure Format (check one):
YES [   ]      NO [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION:
PAGE

Cautionary Statement Regarding Forward Looking Statements	4

Unaudited Condensed Consolidated Balance Sheets - as of December 31, 2004 and September 30, 2004	5

Unaudited Condensed Consolidated Statements of Operations - Three Months Ended December 31, 2004 and December 31, 2003	6

Unaudited Condensed Consolidated Statements of Cash Flows - Three Months Ended December 31, 2004 and December 31, 2003	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Management's Discussion and Analysis	13

Controls and Procedures	23

PART II. OTHER INFORMATION

Items 1 - 5	25

Exhibits	25

SIGNATURES	27

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
ASSETS
Current Assets:
Cash	$1,503,863	$755,482
Accounts receivable, net	1,429,209	1,450,756
Inventories, net	1,488,647	1,413,315
Prepaid expenses and other current assets	327,324	270,539
TOTAL CURRENT ASSETS	4,749,043	3,890,092

Certificate of deposit	46,225	72,194
Intellectual property rights, net	154,002	178,940
Other assets	186,811	179,683
	387,038	430,817

PROPERTY, PLANT AND EQUIPMENT	4,877,167	4,611,944
Less accumulated depreciation and amortization	(4,692,519)	(4,437,583)
Net property, plant and equipment	184,648	174,361

TOTAL ASSETS	$5,320,729	$4,495,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$327,156	$398,672
Accrued expenses and other current liabilities	732,289	522,199
Current maturities of obligations under capital leases	17,119	21,552
Preferred dividends payable	7,306	11,464
Note payable, bank, net of unamortized discount	-	453,748
TOTAL CURRENT LIABILITIES	1,083,870	1,407,635

Deferred gain on sale of facility	1,309,660	1,262,278

STOCKHOLDERS' EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	231,028	207,152
Additional paid-in-capital	62,247,861	59,700,265
Unearned consulting compensation	(285,475)	(69,547)
Deferred compensation	(124,453)	-
Accumulated deficit	(59,650,630)	(58,427,365)
Accumulated other comprehensive income	535,650	441,634
Treasury stock, at cost	(32,076)	(32,076)
TOTAL STOCKHOLDERS' EQUITY	2,927,199	1,825,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,320,729	$4,495,270

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2004	2003

Net revenues	$1,545,657	$2,328,748
Cost of products sold	1,016,502	1,454,517
Gross profit	529,155	874,231
Advertising & promotion	4,588	11,474
Selling, general and administrative	1,246,567	1,116,633
Research & development	17,686	34,271
Stock compensation	406,147	47,898
Total operating expenses	1,674,988	1,210,276
Operating loss	(1,145,833)	(336,045)

Interest, net and other expense	52,925	316,199
Foreign currency translation (gain)/loss	(16,320)	-
Net loss	(1,182,438)	(652,244)

Preferred dividends, Class A, Series 1	3,048	3,048
Preferred dividends, Class A, Series 3	37,779	-

Net loss attributable to common stockholders	$(1,223,265)	$(655,292)

Net loss per common share outstanding	$(0.06)	$(0.03)

Weighted average common shares outstanding	22,156,056	19,599,988

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2004	2003

OPERATING ACTIVITIES:
Net (loss)	$(1,182,438)	$(652,244)
Adjustment for noncash items:
Depreciation and amortization	26,373	121,311
Interest added to certificate of deposit	(1,093)	(972)
Amortization of discounts on notes payable	46,252	240,246
Amortization of unearned consulting fees	84,071	47,898
Common stock issued for bonuses	56,672	44,063
Stock compensation	322,076	-
Changes in operating assets and liabilities	(15,127)	(197,541)

Net cash (used in) operating activities	(663,214)	(387,239)

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	27,062	27,600
Decrease in restricted cash	-	119,664
Capital expenditures	(20,371)	(12,441)

Net cash provided by investing activities	6,691	134,823

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	1,945,000	-
Proceeds from note payable, bank	-	250,000
Payments on note payable, bank	(500,000)	-
Dividends paid on preferred stock	(7,206)	(11,200)
Payments on capital lease obligations	(5,570)	(1,659)

Net cash provided by financing activities	1,432,224	237,141

Effect of exchange rate changes on cash	(27,320)	24,609

INCREASE IN CASH	748,381	9,333
Cash at beginning of period	755,482	632,295

CASH AT END OF PERIOD	$1,503,863	$641,628

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$37,779	-

Issuance of restricted stock to employees	131,625	176,250
Issuance of common stock and warrants provided as incentives for exercising warrants	322,076	-
Accrued expense incurred for restricted common stock granted to employees	214,500	-
Preferred dividends declared	40,827	3,048

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

Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004.

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

	Three Months Ended December 31,
	2004	2003

Net loss, as reported	$(1,223,265)	$(655,292)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(175,802)	(193,421)

Pro forma net loss	$(1,399,067)	$(848,713)

Loss per share:
As reported	$(0.06)	$(0.03)

Pro forma	$(0.06)	$(0.04)

Reclassification:

Certain items in the financial statements for the three months ended December 31, 2003 have been reclassified to be consistent with the presentation shown for the three months ended December 31, 2004.

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

NOTE 3 - Comprehensive Loss

Total Comprehensive Loss was $(1,088,422) for the three months ended December 31, 2004 and $(477,022) for the three months ended December 31, 2003.

NOTE 4 - Inventories

The components of inventory consist of the following:

	December 31, 2004	September 30, 2004

Raw material and work in process	$829,141	$767,469
Finished goods	697,217	674,209

Inventory, gross	1,526,358	1,441,678
Less: inventory reserves	(37,711)	(28,363)

Inventory, net	$1,488,647	$1,413,315

Note 5. Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at December 31, 2004 and September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Patents as of December 31, 2004	$ 1,123,214	$ 969,212
Patents as of September 30, 2004	$ 1,123,214	$ 944,274

Amortization expense recognized on all amortizable intangible assets totaled $34,668 and $31,729 for the three months ended December 31, 2004 and 2003, respectively.

Estimated aggregate amortization expense for each of the next following years is as follows:

Years ending September 30:
2005	$104,004
2006	49,998

$154,002

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

The Company has 473,377 outstanding shares of Series 3 Preferred Stock. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company's common stock at the rate of 10% of the original issuance price ($3.17 per share) per annum, payable at the Company's option in cash or shares of the Company's common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95% of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1 and October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150% of the original issuance price of $3.17 per share. The liquidation preference on the Series 3 Preferred stock is $3.17 per share plus accrued and unpaid dividends.

NOTE 7 - Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)

	Net Sales to External Customers For the Three Months Ended December 31,				Long-Lived Assets As of

	2004		2003		December 31, 2004	September 30, 2004

United States	$394		$872		$90	$103
Venezuela	388	(1)	*		-	-
Congo	*		267		-	-
France	108		413	(1)	-	-
Senegal	*		143		-	-
United Kingdom	*		*		482	502
Zimbabwe	*		208		-	-
Other	656		426		-	-
	$1,546		$2,329		$572	$605

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

Raw Materials

Polyurethane is the principal raw material the Company uses to produce the female condom. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of all of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement expires on December 31, 2005 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) reported that at the end of 2004, 40 million people globally are living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken up to 100 million people will have died of AIDS by 2020.

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

Female Condom Reuse

Studies have shown that the female condom can be reused up to five times. The World Health Organization (the “WHO”) has described on its website the procedure to use regarding the washing and preparation of the female condom if it is going to be reused. WHO, UNAIDS and FHC all make the statement that the female condom should only be reused when a new female condom is not available.

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

The Company filed a patent on a second generation product (FC2) in 2003 and initiated a development program. Various regulatory approvals for FC2 are in process. It is expected that having FC2 available will result in a meaningful reduction in cost to manufacture the female condom, and thus ultimately reduce the cost to customers. It is the Company’s objective to use this opportunity to accelerate market penetration.

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

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately £0.38 (pounds), or approximately $0.73. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expired on December 31, 2004, but automatically renewed for an additional one-year period. The female condom is available in 87 countries through public sector distribution.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

The Company had net revenues of $1,545,657 and a net loss attributable to common stockholders of $(1,223,265) or $(0.06) per share for the three months ended December 31, 2004 compared to net revenues of $2,328,748 and a net loss attributable to common stockholders of $(655,292) or $(0.03) per share for the three months ended December 31, 2003.

Gross profit decreased $345,076, or 39%, to $529,155 for the three months ended December 31, 2004 from $874,231 for the three months ended December 31, 2003. The decrease was a result of reduced net revenues coupled with a less than proportionate decrease in cost of products sold.

Net revenues decreased $783,091 in the current quarter, or 34%, compared with the same period last year. The lower net revenues occurred because of lower unit sales shipped to global and domestic public customers coupled with a reduction of the average selling price per unit due to sales mix.  The lower net revenues is consistent with the Company's expectation that significant quarter to quarter variations will result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold decreased $438,015, or 30%, to $1,016,502 in the current quarter from $1,454,517 for the same period last year. The less than proportionate decline in cost of products sold is a result of higher direct material, direct labor and indirect production costs per unit for the current quarter compared to the same period last year offset by lower depreciation expenses. The higher costs were largely a result of adverse exchange rate fluctuations experienced during the current quarter combined with operating at lower, less efficient production levels. The lower depreciation costs were a result of a significant number of the Company’s fixed assets becoming fully depreciated during the first quarter of fiscal 2005.

Advertising and promotional expenditures decreased $6,886 to $4,588 in the current quarter from $11,474 for the same period in the prior year.

Selling, general and administrative expenses increased $129,934, or 12%, to $1,246,567 in the current quarter from $1,116,633 for the same period last year. The increase in the current quarter was a result of a rise in outside legal and consulting fees and an overall increase in UK operating expenses. The higher UK operating costs were largely a result of adverse exchange rate fluctuations experienced during the current quarter. The additional legal fees were due to non-recurring post-closing costs pertaining to credit agreements entered into in May 2004 while the higher consulting fees incurred represented services related to the initial planning and documentation stages necessary to design an internal control environment that complies with Section 404 of the Sarbanes-Oxley Act.

Research and development cost decreased $16,585 to $17,686 in the current quarter from $34,271 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of the 2003 fiscal year. The Company initiated a development program related to FC2 in the 2004 fiscal year. The decrease in costs is due to the timing of services rendered during the first quarter of the 2005 fiscal year related to the safety and acceptability studies for the FC2 program.

Non-cash stock compensation costs increased $358,249 to $406,147 for the current quarter compared to $47,898 for the same period last year. The higher costs during the current fiscal year were a result of the Company recording charges related to shares of common stock and stock purchase warrants issued as an incentive for exercising existing stock warrants during the first quarter of fiscal 2005 as well as increased compensation for investor relation services. During the prior year first quarter the Company did not incur any charges related to issuance of incentive shares or warrants.

Net interest and other expenses decreased $263,274 to $52,925 for the current period from $316,199 for the same period last year. The current quarter decrease was due to the Company having a lower level of debt outstanding during the first quarter of fiscal year 2005 than the same period in fiscal year 2004. The result is a lower amount of both interest paid and non-cash expenses incurred from the amortization of discounts on notes payable during the current quarter than the same period in the prior year.

Preferred dividends increased $37,779 to $40,827 for the current quarter compared to $3,048 for the same period last year. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 which thereby impacted the current quarter but not the prior year’s first quarter.

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

As part of this strategy, on September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004. USAID also has the option to order up to 8 million units of FC Female Condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC Female Condoms that USAID will purchase during the term of the agreement. As of February 14, 2005, USAID has purchased 3.0 million units.

On March 25, 2004, the Company appointed Global Protection Corporation ("Global") as the exclusive distributor of the female condom for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of February 7, 2005, Global has purchased 251,000 units.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first quarter of fiscal 2005, 65% of the Company’s net revenues, 88% of the Company’s cost of products sold and 37% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately 25% of net revenues in first quarter fiscal 2005 were to the Company’s customers in Venezuela. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first quarter of fiscal 2005, the Company estimates that the net adverse impact of the unfavorable exchange rate fluctuations was approximately $81,000.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. In fiscal 2003 the Company experienced a positive cash flow from operations of $0.3 million. Cash used in continuing operations was $0.2 million for 2004. Cash used in continuing operations was $0.7 million for the first quarter of the 2005 fiscal year.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

At December 31, 2004, the Company had working capital of $3.7 million and stockholder’s equity of $2.9 million compared to working capital of $2.5 million and stockholder’s equity of $1.8 million as of September 30, 2004.

The Company currently has three revolving promissory notes with Heartland Bank that allow the Company to borrow up to $2,500,000 and expire in July 2006. The Company had a balance on one of the promissory notes of $500,000 at September 30, 2004 and this amount was paid off as part of the warrant exercise program discussed below on November 23, 2004.

In an effort to generate funds for operating needs and to retire outstanding debt, between September 2004 and January 2005, the Company conducted a program to induce the holders of the Company's outstanding common stock purchase warrants to exercise their warrants. Pursuant to this program, the Company offered an incentive to such holders providing for issuance of (1) shares of the Company's common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company's common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under the incentive program, five investors exercised a total of 1,500,000 warrants and received 1,650,000 shares of the Company's common stock, including 150,000 incentive shares, and two investors exercised a total of 1,200,000 warrants and received 1,200,000 shares of the Company's common stock and 240,000 incentive warrants with an exercise price in each case of $1.50 per share and an expiration date of November 23, 2007. Among the six persons participating in this program include three of the Company's directors (Stephen M. Dearholt, Richard E. Wenninger and O.B. Parrish). The Company received aggregate proceeds of $2.5 million from the exercise of the outstanding warrants. With the proceeds, the Company paid off the remaining outstanding balance of its long-term debt.

The Company believes it’s current cash position and available borrowings are adequate to fund the operations of the Company for the year ended September 30, 2005; however, no assurances can be made.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, except as discussed below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed below.

For the year ended September 30, 2004, the Company has identified two material weaknesses within its internal control framework.

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

The Company is in the process of implementing Section 404 of Sarbanes-Oxley. In doing so the above material weaknesses will be addressed and remediated.

Changes in Internal Control over Financial Reporting

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

THE FEMALE HEALTH COMPANY

DATE: February 14, 2005                  /s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: February 14, 2005                  /s/ Robert R. Zic
Robert R. Zic, Principal
Accounting Officer (Principal
Financial Officer)