Form 10QSB
period 2005-03-31
FEMALE HEALTH CO
filed 2005-05-16
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

           For the quarterly period ended March 31, 2005

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

Common Stock, $.01 Par Value - 23,420,148 shares outstanding as of May 13, 2005

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2005	September 30, 2004
Current Assets:
Cash	$1,782,962	$755,482
Accounts receivable, net	2,158,130	1,450,756
Inventories, net	842,735	1,413,315
Prepaid expenses and other current assets	216,439	270,539
TOTAL CURRENT ASSETS	5,000,266	3,890,092
Certificate of deposit	46,651	72,194
Patents, net	116,797	178,940
Other assets	184,158	179,683
	347,606	430,817
EQUIPMENT AND FURNITURE AND FIXTURES	4,954,717	4,611,944
Less accumulated depreciation and amortization	(4,642,818)	(4,437,583)
Net equipment and furniture and fixtures	311,899	174,361
TOTAL ASSETS	$5,659,771	$4,495,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$317,681	$398,672
Accrued expenses and other current liabilities	562,223	522,199
Current maturities of obligations under capital leases	11,251	21,552
Preferred dividends payable	9,848	11,464
Note payable, bank, net of unamortized discount	-	453,748
TOTAL CURRENT LIABILITIES	901,003	1,407,635
Deferred gain on sale of facility	1,264,175	1,262,278
STOCKHOLDERS' EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	233,402	207,152
Additional paid-in-capital	62,573,226	59,700,265
Unearned consulting fees	(201,404)	(69,547)
Deferred compensation	(79,172)	-
Accumulated deficit	(59,588,657)	(58,427,365)
Accumulated other comprehensive income	583,980	441,634
Treasury stock, at cost	(32,076)	(32,076)
TOTAL STOCKHOLDERS' EQUITY	3,494,593	1,825,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,659,771	$4,495,270

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004

Net revenues	$3,605,764	$2,205,565
Cost of products sold	2,040,314	1,408,773
Gross profit	1,565,450	796,792
Advertising and promotion	14,020	14,776
Selling, general and administrative	1,280,682	1,049,808
Research and development	63,389	44,143
Stock compensation	104,072	47,899
Total operating expenses	1,462,163	1,156,626
Operating income (loss)	103,287	(359,834)
Interest, net and other (income) expense	(4,537)	350,923
Foreign currency translation (gain)/loss	6,316	-
Net income (loss)	101,508	(710,757)

Preferred dividends, Class A, Series 1	2,537	3,048
Preferred dividends, Class A, Series 3	36,998	20,060
Net income (loss) attributable to common stockholders	$61,973	$(733,865)

Basic and Diluted net income (loss) per common share outstanding	$0.00	$(0.04)

Weighted average common shares outstanding - Basic	23,325,438	19,707,709
Weighted average common shares outstanding - Diluted	26,496,267	26,177,435

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31,
	2005	2004

Net revenues	$5,151,422	$4,534,313
Cost of products sold	3,056,817	2,863,291
Gross profit	2,094,605	1,671,022
Advertising and promotion	18,608	26,250
Selling, general and administrative	2,527,249	2,166,665
Research and development	81,075	78,190
Stock compensation	510,219	95,797
Total operating expenses	3,137,151	2,366,902

Operating loss	(1,042,546)	(695,880)
Interest, net and other expense	48,388	667,121
Foreign currency translation gain	(10,004)	-
Net loss	(1,080,930)	(1,363,001)
Preferred dividends, Class A, Series 1	5,585	6,096
Preferred dividends, Class A, Series 3	74,777	20,060
Net loss attributable to common stockholders	$(1,161,292)	$(1,389,157)

Basic and Diluted net loss per common share outstanding	$(0.05)	$(0.07)

Weighted average common shares outstanding - Basic	22,737,552	19,653,554
Weighted average common shares outstanding - Diluted	25,811,911	25,854,746

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2005	2004
OPERATIONS:
Net loss	$(1,080,930)	$(1,363,001)
Adjustment for noncash items:
Depreciation and amortization	45,550	223,496
Interest added to certificate of deposit	(1,519)	(1,864)
Amortization of discounts on notes payable	46,252	521,253
Amortization of unearned consulting fees	168,143	95,797
Common stock issued for bonuses	101,953	88,125
Stock compensation	342,076	-
Changes in operating assets and liabilities	(35,886)	640,347
Net cash (used in) provided by operating activities	(414,361)	204,153

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	27,062	27,600
Decrease in restricted cash	-	132,480
Capital expenditures	(161,326)	(14,216)
Net cash (used in) provided by investing activities	(134,264)	145,864

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	1,500,500
Proceeds from exercise of common stock warrants	2,045,000	101,250
Proceeds from exercise of common stock options	4,200	70,350
Payments on note payable, bank	(500,000)	-
Payments on note payable, related parties	-	(1,000,000)
Dividends paid on preferred stock	(7,206)	(11,200)
Payments on capital lease obligations	(11,340)	(3,421)
Net cash provided by financing activities	1,530,654	657,479
Effect of exchange rate changes on cash	45,451	35,059
INCREASE IN CASH	1,027,480	1,042,555
Cash at beginning of period	755,482	632,295
CASH AT END OF PERIOD	$1,782,962	$1,674,850

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$74,761	$20,316
Issuance of restricted stock to employees	131,625	176,250
Issuance of common stock and warrants provided as incentives for exercising warrants	342,076	-
Accrued expense incurred for restricted common stock granted to employees	64,500	-
Preferred dividends declared	5,590	5,840

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

Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004.

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

	Six Months Ended March 31,
	2005	2004

Net loss, as reported	$(1,161,292)	$(1,389,157)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(366,721)	(384,740)
Pro forma net loss	$(1,528,013)	$(1,773,897)

Loss per share:
As reported	$(0.05)	$(0.07)
Pro forma	$(0.07)	$(0.09)

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

NOTE 3 - Comprehensive Income (Loss)

Total Comprehensive Income (Loss) was $149,838 and $(938,584) for the three and six months ended March 31, 2005 and $(660,604) and $(1,137,626) for the three and six months ended March 31, 2004.

NOTE 4 - Inventories

The components of inventory consist of the following:

	March 31, 2005	September 30, 2004

Raw material and work in process	$755,325	767,469
Finished goods	132,146	674,209
Inventory, gross	887,471	1,441,678
Less: inventory reserves	(44,736)	(28,363)
Inventory, net	$842,735	1,413,315

Note 5.   Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at March 31, 2005 and September 30, 2004:

Subject to amortization:	Gross Carrying Amount	Accumulated Amortization

Patents as of March 31, 2005	$1,123,214	$1,006,417

Patents as of September 30, 2004	$1,123,214	$944,274

Amortization expense recognized on all amortizable intangible assets totaled $70,589 and $65,327 for the six months ended March 31, 2005 and 2004, respectively.

Estimated aggregate amortization expense for each of the next following years is as follows:

Years ending September 30:
2005	$70,589
2006	46,208
$116,797

NOTE 6 - Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)
	Net Sales to External Customers				Long-Lived Assets As of
	For the Six Months Ended March 31,				March 31,	September 30,
	2005		2004		2005	2004

United States	$864		$1,321		$86	$103
Botswana	467		*
Venezuela	392		*		-	-
Congo	*		448		-	-
France	*		517	(1)	-	-
Kenya	*		375		-	-
South Africa	2,083	(1)	415		-	-
United Kingdom	*		*		574	502
Zimbabwe	*		506		-	-
Other	1,345		952		-	-
	$5,151		$4,534		$660	$605

* Less than 5 percent of total net sales.
(1)Comprised of a single customer considered to be a major customer (exceeds 10% of net sales).

NOTE 7 - Contingent Liabilities

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

Female Condom Reuse

Studies have shown that the Female Condom can be reused up to five times. The World Health Organization (the “WHO”) has noted the procedure to use regarding the washing and preparation of the female condom if it is going to be reused, on its website. WHO, UNAIDS and FHC all make the statement that the female condom should only be reused when a new female condom is not available.

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

The Company filed a patent on a second generation product (FC2) in 2003 and initiated a development program. Various regulatory approvals for FC2 are ongoing. It is expected that having FC2 available will result in a meaningful reduction in cost to manufacture the female condom, and thus ultimately reduce the cost to customers based on the purchase of sufficient volume. It is the Company’s objective to use this opportunity to accelerate market penetration.

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

The Company is in discussions with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan and with whom the Company has previously signed an agreement to manage the importation and quality control of the female condom under Japanese regulatory requirements. The potential new relationship would broaden Fuji Latex’s involvement with the female condom to include marketing and distribution in Japan.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately £0.38 (pounds), or approximately $0.72. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the female condom in developing countries. Sales of the female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2005, but automatically renews for additional one-year periods unless either party gives at least 90 days' prior written notice of termination. The female condom is available in 87 countries through public sector distribution.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The Company had net revenues of $3,605,764 and net income attributable to common stockholders of $61,973 or $0.00 per share for the three months ended March 31, 2005 compared to net revenues of $2,205,565 and a net loss attributable to common stockholders of $(733,865) or $(0.04) per share for the three months ended March 31, 2004.

Gross profit increased $768,658, or 96%, to $1,565,450 for the three months ended March 31, 2005 from $796,792 for the three months ended March 31, 2004. The increase was a result of increased net revenues coupled with a less than proportionate increase in cost of products sold.

Net revenues increased $1,400,199 for the three months ended March 31, 2005, or 63%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public customers coupled with an increase of the average selling price per unit due to sales mix. The improvement in each of these areas was a result of two shipments to South Africa during the current quarter which made up the majority of the quarter’s global public sector sales.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $631,541, or 45%, to $2,040,314 for the three months ended March 31, 2005 from $1,408,773 for the same period last year. Cost of products sold as a percentage of net revenues declined to 57% for the three months ended March 31, 2005 compared to 64% for the same period last year. The lower costs were largely a result of the Company operating at a higher, more efficient production levels throughout the current quarter as compared to the same period last year and lower fixed costs. The lower fixed costs were a result of a significant number of the Company’s fixed assets becoming fully depreciated during the first quarter of fiscal 2005.

Advertising and promotion expenditures decreased $756 to $14,020 for the three months ended March 31, 2005 from $14,776 for the same period in the prior year.

Selling, general and administrative expenses increased $230,874, or 22%, to $1,280,682 for the three months ended March 31, 2005 from $1,049,808 for the same period last year. However, selling, general and administrative expenses as a percentage of net revenues declined to 36% from 48% during the prior year’s second quarter. The dollar increase that was experienced in the current quarter was due to a rise in consulting fees, executive staff compensation and an overall increase in UK operating expenses. The higher consulting fees represented services related to the documentation stage necessary to design an internal control environment to comply with Section 404 of the Sarbanes-Oxley Act. During the current quarter expenses relating to the Sarbanes-Oxley implementation totaled $63,468. The additional executive costs relate to the hiring of a Global Development Vice President during the fourth quarter of the prior fiscal year. The position was vacant for the first three quarters of that fiscal year. The higher UK operating costs were largely a result of adverse exchange rate fluctuations experienced during the current quarter.

Research and development cost increased $19,246 to $63,389 for the three months ended March 31, 2005 from $44,143 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of fiscal 2003. The Company initiated a development program related to FC2 in fiscal 2004. The increase in costs during the second quarter of fiscal 2005 is due to the timing of services rendered related to the safety and acceptability studies for the FC2 program.

Non-cash stock compensation costs increased $56,173 to $104,072 for the three months ended March 31, 2005 compared to $47,899 for the same period last year. The higher costs during the second quarter were a result of the Company recording charges related to shares of common stock and stock purchase warrants issued as an incentive for exercising existing stock warrants during the second quarter of fiscal 2005 as well as increased compensation for investor relation services. During the second quarter of the prior year the Company did not incur any charges related to issuance of incentive shares or warrants as inducement to exercise the Company’s common stock warrants.

Net interest and other expenses decreased $349,144 to $1,779 for the three months ended March 31, 2005 from $350,923 for the same period last year. The current quarter decrease was due to the Company eliminating its debt outstanding during the first quarter of fiscal 2005. The result is a significantly lower amount of both interest paid and non-cash expenses incurred from the amortization of discounts on notes payable during the current quarter than the same period in the prior year.

Preferred dividends increased $16,427 to $39,535 for the three months ended March 31, 2005 compared to $23,108 for the same period last year. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 which thereby impacted the entire current quarter but only a portion of the prior year’s second quarter.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

The Company had net revenues of $5,151,422 and net loss attributable to common stockholders of $(1,161,292) or $(0.05) per share for the six months ended March 31, 2005 compared to net revenues of $4,534,313 and a net loss attributable to common stockholders of $(1,389,157) or $(0.07) per share for the six months ended March 31, 2004.

Gross profit increased $423,583, or 25%, to $2,094,605 for the six months ended March 31, 2005 from $1,671,022 for the six months ended March 31, 2004. The increase was a result of an increase in net revenues coupled with a less than proportionate increase in cost of products sold.

Net revenues increased $617,109 for the six months ended March 31, 2005, or 14%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public customers coupled with the impact of a higher weighted average exchange rate for the first six months of the current fiscal year compared to the same period of the prior fiscal year.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $193,526, or 7%, to $3,056,817 for the six months ended March 31, 2005 from $2,863,291 for the same period last year. Cost of products sold as a percentage of net revenues declined to 59% in the current period compared to 63% for the same period of the prior year. The dollar increase was a result of higher labor and indirect production costs incurred during the current fiscal year as a result of costs related to increased production levels and the timing of maintenance and repair costs. The increases were partially offset by lower depreciation costs during the current fiscal year as a result of a significant number of the Company’s fixed assets becoming fully depreciated during the first quarter of fiscal 2005.

Advertising and promotion expenditures decreased $7,642 to $18,608 during the six months ended March 31, 2005 from $26,250 for the same period in the prior year.

Selling, general and administrative expenses increased $360,584, or 17%, to $2,527,249 during the six months ended March 31, 2005 from $2,166,665 for the same period last year. The increase in the current period was a result of a rise in outside legal and consulting fees and executive staff compensation. The additional legal fees were due to non-recurring costs pertaining to banking transactions while the higher consulting fees incurred represented services related to the planning and documentation stages necessary to design an internal control environment to comply with Section 404 of the Sarbanes-Oxley Act. During the six months ended March 31, 2005, the Company incurred $136,670 in expenses related to the Sarbanes-Oxley implementation. The additional executive costs relate to the hiring of a Global Development Vice President during the fourth quarter of the prior fiscal year. The position was vacant for the first three quarters of that fiscal year.

Research and development cost increased $2,885 to $81,075 during the six months ended March 31, 2005 from $78,190 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of fiscal 2003. The Company initiated a development program related to FC2 in fiscal 2004. The costs during the first six months of fiscal 2005 related to the safety and acceptability studies for the FC2 program.

Non-cash stock compensation costs increased $414,422 to $510,219 during the six months ended March 31, 2005 compared to $95,797 for the same period last year. The higher costs during the current fiscal year were a result of the Company recording charges related to shares of common stock and stock purchase warrants issued as an incentive for exercising existing stock warrants during the two quarters of fiscal 2005 as well as increased compensation for investor relation services. During the prior fiscal year the Company did not incur any charges related to issuance of incentive shares or warrants as inducement to exercise the Company’s common stock warrants.

Net interest and other expenses decreased $628,737 to $38,384 for the six months ended March 31, 2005 from $667,121 for the same period last year. The decrease was due to the Company having a lower level of debt outstanding during the first six  months of fiscal 2005 than the same period last year. The result is a lower amount of both interest paid and non-cash expenses incurred from the amortization of discounts on notes payable during the first six months of fiscal 2005 than the same period in the prior year.

Preferred dividends increased $54,206 to $80,362 for the six months ended March 31, 2005 compared to $26,156 for the same period last year. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 which thereby impacted the first two quarters of the current year but not the first four months of the same period in the prior year.

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

As part of this strategy, on September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC Female Condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC Female Condoms for delivery between September 30, 2003 and December 31, 2004. USAID also has the option to order up to 8 million units of FC Female Condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC Female Condoms that USAID will purchase during the term of the agreement. As of May 13, 2005, USAID has purchased 3.2 million units.

On March 25, 2004, the Company appointed Global Protection Corporation ("Global") as the exclusive distributor of the female condom for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of May 13, 2005, Global has purchased 302,000 units.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first six months of fiscal 2005, 84% of the Company’s net revenues, 92% of the Company’s cost of products sold and 40% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately 40% of net revenues in the first six months of fiscal 2005 were to the Company’s customers in South Africa. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first six months of fiscal 2005, the Company estimates that the net impact of the favorable exchange rate fluctuations was approximately $64,000.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. In fiscal 2003 the Company experienced a positive cash flow from operations of $0.3 million. Cash used in continuing operations was $0.2 million for fiscal 2004. During the second quarter of fiscal 2005 the Company experienced a positive cash flow from operations of $0.2 million. For the first six months of fiscal 2005 cash used in continuing operations was $0.4 million.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

At March 31, 2005, the Company had working capital of $4.1 million and stockholder’s equity of $3.5 million compared to working capital of $2.5 million and stockholder’s equity of $1.8 million as of September 30, 2004.

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

During the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Company's management determined that two material weaknesses within its internal control framework, which had been identified earlier, were still present.

The first weakness relates to the timeliness of accounting for certain transactions. Equity transactions pertaining to outside consultants and new employees were not communicated in a timely manner to the Principal Accounting Officer by senior management. In the final stages of preparation of the Company's Form 10-KSB, as part of a reconciliation process, the Principal Accounting Officer discovered the excluded transactions and informed the Company’s external auditors of the proposed adjustments and their potential financial impact. Such issues were discovered at the end of both fiscal 2003 and fiscal 2004 and related to fourth quarter activity only. During the quarter following the discovery of each issue, the Company discussed setting up a procedure to eliminate the possibility of future exceptions. No new weaknesses relating to the specific equity transactions have subsequently occurred.

The second weakness relates to the adequacy of supervisory reviews. The lack of reviews resulted in adjustments being proposed during the year-end field work by the Company’s external auditors following the end of fiscal 2004. To remediate this weakness, beginning with the first quarter of the current fiscal year, the Principal Accounting Officer began reviewing all of the components of the U.K. balance sheet and income statement including material financial transactions. No new adjustments have been proposed by the Company’s external auditors during the first two quarters of the current fiscal year related to the U.K. financials. In the U.S., the Company has begun the process of hiring a consultant to function as an accounting manager and allow the Principal Accounting Officer to serve in a supervisory review function. The Company believes the supervisory review function will begin in earnest during the third quarter of the current fiscal year.

The Company is in the process of implementing Section 404 of the Sarbanes-Oxley Act. In doing so the above material weaknesses will be addressed and remediated.  In completing the evaluation of disclosure controls and procedures as of the end of the period covered by this report, the Company's management concluded that the Company's disclosure controls and procedures were effective despite these two material weaknesses because the material weaknesses involved isolated matters affecting relatively discreet, immaterial items and management believes that the issues were promptly brought to its attention.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1-5

Item 4

The Company held an Annual Meeting of its shareholders on March 18, 2005. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, James R. Kerber, Richard E. Wenninger and Mary Margaret Frank, Ph.D. to the Board of Directors to serve until the 2006 Annual Meeting, and to ratify the appointment of McGladery & Pullen LLP as the Company’s independent auditors for the fiscal year ending September 30, 2005. The results of the shareholder voting are listed below:

Matter Voted On:	For	Against	Withheld
O.B. Parrish	18,748,667	-	99,413
Mary Ann Leeper Ph.D.	18,748,982	-	99,098
William R. Gargiulo, Jr.	18,748,667	-	99,413
Stephen M. Dearholt	18,746,617	-	101,483
David R. Bethune	18,746,523	-	101,557
Michael R. Walton	18,748,917	-	99,163
James R. Kerber	18,745,958	-	102,122
Richard E. Wenninger	18,746,682	-	101,396
Mary Margaret Frank, Ph.D.	18,743,257	-	104,823
Ratification of Independent Auditors	18,763,755	87,050	7,275

ITEM 6.  EXHIBITS

Exhibit
Number              Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE: May 16, 2005

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: May 16, 2005

/s/ Robert R. Zic
Robert R. Zic, Principal
Accounting Officer (Principal
Financial Officer)