Form 10QSB
period 2005-06-30
FEMALE HEALTH CO
filed 2005-08-15
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common Stock, $.01 Par Value - 23,461,425 shares outstanding as of August 12, 2005

Transitional Small Business Disclosure Format (check one):
YES  [   ]        NO [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.      FINANCIAL INFORMATION AND MANAGEMENT'S
DISCUSSION AND ANALYSIS:

PART II.       OTHER INFORMATION

Items 1 - 5	25

Exhibits	25

SIGNATURES	26

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005	September 30, 2004
Current Assets:
Cash	$1,542,822	$755,482
Accounts receivable, net	2,183,762	1,450,756
Inventories, net	879,767	1,413,315
Prepaid expenses and other current assets	365,487	270,539
TOTAL CURRENT ASSETS	4,971,838	3,890,092

Certificate of deposit	47,360	72,194
Patents, net	77,631	178,940
Other assets	184,804	179,683
	309,795	430,817

EQUIPMENT AND FURNITURE AND FIXTURES	4,803,534	4,611,944
Less accumulated depreciation and amortization	(4,444,519)	(4,437,583)
Net equipment and furniture and fixtures	359,015	174,361
TOTAL ASSETS	$5,640,648	$4,495,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$350,815	$398,672
Accrued expenses and other current liabilities	642,591	522,199
Unearned revenues	205,200	-
Current maturities of obligations under capital leases	8,952	21,552
Preferred dividends payable	12,639	11,464
Note payable, bank, net of unamortized discount	-	453,748
TOTAL CURRENT LIABILITIES	1,220,197	1,407,635
Deferred gain on sale of facility	1,174,527	1,262,278

STOCKHOLDERS' EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	234,415	207,152
Additional paid-in-capital	62,746,858	59,700,265
Unearned consulting fees	(220,458)	(69,547)
Deferred compensation	(35,906)	-
Accumulated deficit	(59,807,332)	(58,427,365)
Accumulated other comprehensive income	355,129	441,634
Treasury stock, at cost	(32,076)	(32,076)
TOTAL STOCKHOLDERS' EQUITY	3,245,924	1,825,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,640,648	$4,495,270

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2005	2004

Net revenues	$2,792,739	$2,760,235
Cost of products sold	1,509,948	1,428,028
Gross profit	1,282,791	1,332,207
Advertising and promotion	27,077	7,176
Selling, general and administrative	1,227,917	1,016,727
Research and development	91,405	72,818
Stock compensation	104,696	59,561
Total operating expenses	1,451,095	1,156,282
Operating (loss) income	(168,303)	175,925

Interest, net and other expense	2,174	194,701
Foreign currency translation loss	7,997	-
Net loss	(178,474)	(18,776)

Preferred dividends, Class A, Series 1	2,792	2,792
Preferred dividends, Class A, Series 3	37,409	37,409
Net loss attributable to common stockholders	$(218,675)	$(58,977)

Basic and diluted net loss per common share outstanding	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	23,427,162	20,086,890

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30,

	2005	2004

Net revenues	$7,944,161	$7,294,548
Cost of products sold	4,566,765	4,291,319
Gross profit	3,377,396	3,003,229
Advertising and promotion	45,685	33,426
Selling, general and administrative	3,726,469	3,183,392
Research and development	201,178	151,008
Stock compensation	614,915	155,358
Total operating expenses	4,588,247	3,523,184
Operating loss	(1,210,849)	(519,955)

Interest, net and other expense	50,562	861,822
Foreign currency translation gain	(2,007)	-
Net loss	(1,259,404)	(1,381,777)

Preferred dividends, Class A, Series 1	8,377	8,650
Preferred dividends, Class A, Series 3	112,186	57,707
Net loss attributable to common stockholders	$(1,379,967)	$(1,448,134)

Basic and diluted net loss per common share outstanding	$(0.06)	$(0.07)

Weighted average common shares outstanding - basic and diluted	22,966,583	19,797,472

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,

	2005	2004

OPERATIONS:
Net loss	$(1,259,404)	$(1,381,777)
Adjustment for noncash items:
Depreciation and amortization	67,965	197,692
Interest added to certificate of deposit	(2,228)	(2,716)
Amortization of discounts on notes payable	46,252	677,149
Amortization of unearned consulting fees	272,839	143,695
Common stock issued for bonuses	131,719	138,939
Stock compensation	342,076	-
Changes in operating assets and liabilities	(41,223)	(39,361)
Net cash used in operating activities	(442,004)	(266,379)

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	27,062	27,600
Decrease in restricted cash	-	130,507
Capital expenditures	(238,602)	(6,272)
Net cash (used in) provided by investing activities	(211,540)	151,835

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	1,500,500
Proceeds from note payable, bank	-	1,000,000
Proceeds from exercise of common stock warrants	2,045,000	492,600
Proceeds from exercise of common stock options	4,200	74,550
Payments on note payable, bank	(500,000)	(1,900,000)
Payments on note payable, related parties	-	(1,000,000)
Dividends paid on preferred stock	(7,206)	(11,200)
Payments on capital lease obligations	(13,030)	(28,186)
Net cash provided by financing activities	1,528,964	128,264
Effect of exchange rate changes on cash	(88,080)	44,755
INCREASE IN CASH	787,340	58,475
Cash at beginning of period	755,482	632,295
CASH AT END OF PERIOD	$1,542,822	$690,770

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$112,156	$57,725
Issuance of restricted stock to employees	131,625	183,203
Issuance of common stock and warrants provided as incentives for exercising warrants	342,076	-
Accrued expense incurred for restricted common stock granted to employees	51,000	-
Issuance of warrants on credit facility	-	76,822
Preferred dividends declared	8,377	8,650

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

Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders, as reported	$(218,675)	$(58,977)	$(1,379,967)	$(1,448,134)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(192,996)	(191,319)	(559,717)	(576,059)
Pro forma net loss	$(411,671)	$(250,296)	$(1,939,684)	$(2,024,193)
Loss per share:
As reported	$(0.01)	$(0.00)	$(0.06)	$(0.07)

Pro forma	$(0.02)	$(0.01)	$(0.08)	$(0.10)

Reclassification:

Certain items in the financial statements for the three and nine months ended June 30, 2005 have been reclassified to be consistent with the presentation shown for the three and nine months ended June 30, 2004.

NOTE 2 - Earnings Per Share

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock or convertible debt and the exercise of stock options and warrants for all periods. The Company’s dilutive potential common shares were 2,547,370 and 2,918,438 for the three and nine months ended June 30, 2005 and 6,317,542 and 6,194,612 for the three and nine months ended June 30, 2004.

Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

NOTE 3 - Comprehensive Income (Loss)

Total Comprehensive Income (Loss) was $(407,325) and $(1,345,909) for the three and nine months ended June 30, 2005 and $(38,370) and $(1,149,840) for the three and nine months ended June 30, 2004.

NOTE 4 - Inventories

The components of inventory consist of the following:

	June 30, 2005	September 30, 2004

Raw material and work in process	$723,331	$767,469
Finished goods	197,926	674,209
Inventory, gross	921,257	1,441,678
Less: inventory reserves	(41,490)	(28,363)
Inventory, net	$879,767	$1,413,315

Note 5 - Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at June 30, 2005 and September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Patents as of June 30, 2005	$1,123,214	$1,045,583
Patents as of September 30, 2004	$1,123,214	$944,274

Amortization expense recognized on all amortizable intangible assets totaled $104,718 and $99,636 for the nine months ended June 30, 2005 and 2004, respectively.

Estimated aggregate amortization expense for each of the next following years is as follows:

Years ending September 30:
2005	$34,906
2006	$42,725

$77,631

NOTE 6 - Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)

	Net Sales to external Customers For the Nine Months Ended June 30,				Long-Lived Assets As of June 30, September 30,
	2005		2004		2005	2004

United States	$1,456		$1,854		$94	$103
Botswana	971	(1)	*		-	-
Congo	*		508		-	-
France	575		813	(1)	-	-
Kenya	*		697		-	-
South Africa	2,050	(1)	431		-	-
United Kingdom	*		*		575	502
Zimbabwe	519		986		-	-
Other	2,373		2,006		-	-
	$7,944		$7,295		$669	$605

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

The female condom has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having the FC available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS.

The product is currently sold or available in various venues. It is commercially marketed in 21 countries by various FHC country specific partners, including the United States, United Kingdom, Canada, Holland, France, and Brazil. Currently there are programs and/or pilot studies ongoing in 100 developing countries.

Product

The FC female condom is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. The FC female condom consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. The FC female condom lines the vagina, preventing skin from touching skin during intercourse. The FC female condom is pre-lubricated and disposable and is intended for use during only one sex act.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce the FC female condom. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of all of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement expires on December 31, 2005 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

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

Currently there are only two products that prevent the transmission of HIV/AIDS through sexual intercourse--the latex male condom and the FC female condom.

The Condom Market

Estimates for the global annual market for male condoms are between 6-9 billion units. In addition, given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the need for condoms, both male and female, may be as high as 29 billion units in the next 6 years.

The FC Female Condom and the Male Condom

The FC female condom is currently the only available barrier contraceptive method controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. The most important advantage is that using the FC female condom, a woman has a prevention method she controls as many men do not like to wear male condoms and may refuse to do so.

The polyurethane material that is used for the FC female condom offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is much stronger than latex, reducing the probability that the FC female condom sheath will tear during use. Unlike latex, polyurethane quickly transfers heat, so the FC female condom immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an additional benefit to the 7% to 20% of the population that is allergic to latex and who, as a result, may be irritated by latex male condoms. To the Company's knowledge, there is no reported allergy to date to polyurethane. The FC female condom is also more convenient, providing the option of insertion hours before sexual arousal and as a result is less disruptive during sexual intimacy than the male condom which requires sexual arousal for application.

Numerous clinical and behavioral studies have been conducted regarding use of the female condom. Studies show that the FC female condom is found acceptable by women and their partners in many cultures. Importantly studies also show that when the female condom is made available with male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 25% and 35%.

Cost Effectiveness

A study entitled "Cost-effectiveness of the female condom in preventing HIV and STDs in commercial sex workers in South Africa" was reported in the Journal of Social Science and Medicine in 2001. This study shows that making the FC female condom available is highly cost effective in reducing public health costs in developing countries as well as in the U.S.

Female Condom Reuse

Studies have shown that the FC female condom can be reused up to five times. The World Health Organization (the “WHO”) has noted the procedure to use regarding the washing and preparation of the FC female condom if it is going to be reused, on its website. WHO, UNAIDS and FHC all make the statement that the FC female condom should only be reused when a new female condom is not available.

Worldwide Regulatory Approvals

The FC female condom received Pre-Market Approval ("PMA") as a Class III Medical Device from the U.S. Food and Drug Administration ("FDA") in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the European Union ("EU") and in most countries of the world. In addition to the United States and the EU, several other countries have formally reviewed and approved the FC female condom for sale, including Canada, Australia, Japan and India.

The Company believes that the FC female condom's PMA and FDA classification as a Class III Medical Device create a significant barrier to entry. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of the FC female condom.

Strategy

The Company's strategy is to act as a manufacturer, selling the FC female condom to the global public sector, United States public sector and commercial partners for country-specific marketing. The public sector and commercial partners assume the cost of shipping and marketing the product. As a result, as volume increases, the Company's operating expenses will not increase significantly.

The Company filed a patent on a second generation product (FC2) in 2003 and initiated a development program. Various regulatory approvals for FC2 are ongoing. It is expected that having FC2 available will result in a meaningful reduction in cost to manufacture the FC female condom, and thus ultimately reduce the cost to customers based on the purchase of sufficient volume. It is the Company’s objective to use this opportunity to accelerate market penetration.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 16 countries with major programs in 12 countries, including the United States, Canada, Brazil, Mexico, Spain, France and India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes The FC female condom in a single country and the Company manufacturers The FC female condom and sells the product to the partner for distribution in that country.

After terminating its relationship with its first partner, the Company entered into a non-binding Memorandum of Understanding with a large Japanese pharmaceutical company to distribute the FC female condom to public and private markets in Japan. Since then that company has been sold, thus terminating discussions. The Company is currently in discussions with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan and with whom the Company has previously signed an agreement to manage the importation and quality control of the FC female condom under Japanese regulatory requirements. The potential new relationship would broaden Fuji Latex’s involvement with the FC female condom to include marketing and distribution in Japan.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply the female condom to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately £0.38 (pounds), or approximately $0.71. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing the FC female condom in developing countries. Sales of the FC female condom are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2005, but automatically renews for an additional one-year periods unless either party gives at least 90 days prior written notice of termination. The FC female condom is available in 87 countries through public sector distribution.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood.

State-of-the-Art Manufacturing Facility

The Company manufactures the FC female condom in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year.

Government Regulation

In the U.S., the FC female condom is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that the FC female condom is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

Competition

The Company's female condom participates in the same market as male condoms but is not seen as directly competing with male condoms. Rather, the Company believes that providing the FC female condom is additive in terms of prevention and choice. Latex male condoms cost less and have brand names that are more widely recognized than the FC female condom. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company. It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

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

The Company has the registered trademark “FC Female Condom” in the United States.  The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy", “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further secure its competitive position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The Company had net revenues of $2,792,739 and net loss attributable to common stockholders of $(218,675) or $(0.01) per share for the three months ended June 30, 2005 compared to net revenues of $2,760,235 and a net loss attributable to common stockholders of $(58,977) or $(0.00) per share for the three months ended June 30, 2004.

Gross profit decreased $49,916, or 4%, to $1,282,791 for the three months ended June 30, 2005 from $1,332,707 for the three months ended June 30, 2004. The decrease was a result of increased net revenues offset by more than a proportionate increase in cost of products sold.

Net revenues increased $32,504 for the three months ended June 30, 2005, or 1%, compared with the same period last year. The higher net revenues occurred because of an increase of the average selling price per unit due to sales mix.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $81,920, or 6%, to $1,509,948 for the three months ended June 30, 2005 from $1,428,028 for the same period last year.  The higher costs were largely a result of higher labor costs incurred during the current period as a result of costs related to increased production levels.

Advertising and promotion expenditures increased $19,901 to $27,077 for the three months ended June 30, 2005 from $7,176 for the same period in the prior year. The increase resulted from the Company hiring a public relations firm to prepare for the possibility of a future worldwide FC2 product launch.

Selling, general and administrative expenses increased $211,190, or 21%, to $1,227,917 for the three months ended June 30, 2005 from $1,016,727 for the same period last year. The increase in the current quarter was due to a rise in consulting fees, executive staff compensation and an increase in UK operating expenses. The higher consulting fees represented services related to the documentation, design and testing stages required to design an internal control environment to comply with Section 404 of the Sarbanes-Oxley Act. During the current quarter expenses relating to the Sarbanes-Oxley implementation totaled $125,921. The additional executive costs relate to the hiring of a Global Development Vice President during the fourth quarter of the prior fiscal year. The position was vacant for the first three quarters of that fiscal year. The higher UK operating costs were primarily a result of an increase in the Company’s bad debt provision during the current quarter compared to the prior fiscal year’s third quarter due to reserving for 2 specific account balances that had become outstanding for over 90 days.

Research and development cost increased $18,587 to $91,405 for the three months ended June 30, 2005 from $72,818 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of fiscal 2003. The Company initiated a development program related to FC2 in fiscal 2004. The increase in costs during the third quarter of fiscal 2005 is due to the timing of services rendered related to the safety and acceptability studies for the FC2 program.

Non-cash stock compensation costs increased $45,135 to $104,696 for the three months ended June 30, 2005 compared to $59,561 for the same period last year. The higher costs were a result of the Company recording charges for increased compensation for investor relation services than during the third quarter of the prior year.

Net interest and other expenses decreased $184,530 to $10,171 for the three months ended June 30, 2005 from $194,701 for the same period last year. The current quarter decrease was due to the Company eliminating its debt outstanding during the first quarter of fiscal 2005. The result is a significantly drop in both interest paid and non-cash expenses incurred from the amortization of discounts on a credit facility during the current quarter than the same period in the prior year.

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE MONTHS ENDED JUNE 30, 2004

The Company had net revenues of $7,944,161 and net loss attributable to common stockholders of $(1,379,967) or $(0.06) per share for the nine months ended June 30, 2005 compared to net revenues of $7,294,548 and a net loss attributable to common stockholders of $(1,448,134) or $(0.07) per share for the nine months ended June 30, 2004.

Gross profit increased $374,167, or 12%, to $3,377,396 for the nine months ended June 30, 2005 from $3,003,229 for the nine months ended June 30, 2004. The increase was a result of an increase in net revenues coupled with a less than proportionate increase in cost of products sold.

Net revenues increased $649,613 for the nine months ended June 30, 2005, or 9%, compared with the same period last year. The higher net revenues occurred because of higher unit sales shipped to global public customers coupled with an increase of the average selling price due to the sales mix coupled with the impact of a slightly higher weighted average exchange rate for the first nine months of the current fiscal year compared to the same period of the prior fiscal year.

Significant period to period variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $275,446, or 6%, to $4,566,765 for the nine months ended June 30, 2005 from $4,291,319 for the same period last year.  The dollar increase was a result of higher labor, indirect production costs incurred during the current period coupled with the impact of a slightly higher weighted average exchange rate for the first nine months of the current fiscal year compared to the same period of the prior fiscal year. The change in labor and indirect production is largely related to increased production levels, and increases in the related helium, nitrogen and electricity costs. The increases were partially offset by lower depreciation costs during the current period as a result of a significant number of the Company’s fixed assets becoming fully depreciated during the first quarter of fiscal 2005 coupled with the fact that nearly all new additions during the period related to FC2 and new additions related to FC2 are not presently being depreciated because the new equipment has not yet been placed into operation.

Advertising and promotion expenditures increased $12,259 to $45,685 during the nine months ended June 30, 2005 from $33,426 for the same period in the prior year.

Selling, general and administrative expenses increased $543,077, or 17%, to $3,726,469 during the nine months ended June 30, 2005 from $3,183,392 for the same period last year. The increase in the current period was a result of a rise in consulting fees, executive staff compensation and increases in U.K. operating expenses. The higher consulting fees incurred represented services related to the documentation, design and testing stages required to design an internal control environment to comply with Section 404 of the Sarbanes-Oxley Act. During the nine months ended June 30, 2005 the Company incurred $262,591 in expenses related to the Sarbanes-Oxley implementation. The additional executive costs relate to the hiring of a Global Development Vice President during the fourth quarter of the prior fiscal year. The position was vacant for the first three quarters of that fiscal year. The overall higher UK operating costs were a result of the impact of a slightly higher weighted average exchange rate for the first nine months of the current fiscal year compared to the same period of the prior fiscal year coupled with an increase in the Company’s bad debt provision during the first nine months of the current fiscal year compared to the same period of the prior fiscal year due to reserving for 2 specific account balances that had become outstanding for over 90 days.

Research and development cost increased $50,170 to $201,178 during the nine months ended June 30, 2005 from $151,008 for the same period in the prior year. The Company filed a patent on a second generation product (FC2) in the latter part of fiscal 2003. The Company initiated a development program related to FC2 in fiscal 2004. The costs during the first nine months of fiscal 2005 related to the safety and acceptability studies for the FC2 program.

Non-cash stock compensation costs increased $459,557 to $614,915 during the nine months ended June 30, 2005 compared to $155,358 for the same period last year. The higher costs during the current period were a result of the Company recording charges related to shares of common stock and stock purchase warrants issued as an incentive for exercising existing stock warrants during the first two quarters of fiscal 2005 as well as increased compensation for investor relation services. During the same period of the prior fiscal year the Company did not incur any charges related to issuance of incentive shares or warrants as inducement to exercise the Company’s common stock warrants.

Net interest and other expenses decreased $813,267 to $48,555 for the nine months ended June 30, 2005 from $861,822 for the same period last year. The decrease in the current fiscal year was due to the Company eliminating its debt outstanding during the first quarter of fiscal 2005. The result is a substantially lower amount of both interest paid and non-cash expenses incurred from the amortization of discounts on the credit facility during the first nine months of fiscal 2005 than the same period in the prior year.

Preferred dividends increased $54,206 to $120,563 for the nine months ended June 30, 2005 compared to $66,357 for the same period last year. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 which thereby impacted the first nine months of the current year but not the first four months of the same period in the prior year.

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

Distribution Network

The Company's strategy is to act as a manufacturer and to develop a global distribution network for the product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and recently in India. Several partnership agreements have been completed for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments as well as city and state public health departments within the United States to continue their commitment to prevention of STDs, including AIDS, by including female condoms in their programs. The Company is also dependent on finding appropriate partners for the private sector markets around the world. Once an agreement is completed, the Company is reliant on the effectiveness of its partners to market and distribute the product. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to implement prevention programs which include distribution of barrier methods against the AIDS crisis, an inability of the Company to secure additional agreements for AIDS crisis, or an inability of the Company to secure additional agreements for new markets either in the public or private sectors could adversely affect the Company's financial condition and results of operations.

As part of this strategy, on September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC female condoms to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC female condoms for delivery between September 30, 2003 and December 31, 2004. USAID also has the option to order up to 8 million units of FC female condoms for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC female condoms that USAID will purchase during the term of the agreement. As of August 14, 2005, USAID has purchased 3.5 million units.

On March 25, 2004, the Company appointed Global Protection Corporation ("Global") as the exclusive distributor of the female condom for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of August 14, 2005, Global has purchased 439,000 units.

On December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. As a result, effective January 1, 2005, TAG was rewarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG is now required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. As of August 14, 2005, TAG has purchased 350,000 units under the extension.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first nine months of fiscal 2005, 74% of the Company’s net revenues, 92% of the Company’s cost of products sold and 43% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately 26% and 12% of net revenues in the first nine months of fiscal 2005 were to the Company’s customers in South Africa and Botswana, respectively. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first nine months of fiscal 2005, the Company estimates that the net impact of the unfavorable exchange rate fluctuations was approximately $106,000.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.2 million for fiscal 2004. During the past two quarters of fiscal 2005 the Company experienced a positive cash flow from operations of $0.2 million. For the first nine months of fiscal 2005 cash used in continuing operations was $0.4 million.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

At June 30, 2005, the Company had working capital of $3.8 million and stockholder’s equity of $3.2 million compared to working capital of $2.5 million and stockholder’s equity of $1.8 million as of September 30, 2004.

Effective May 19, 2004 the Company had three revolving promissory notes with Heartland Bank that allowed the Company to borrow up to $2,500,000. The Company had a balance on one of the promissory notes of $500,000 at September 30, 2004 and this amount was paid off as part of the warrant exercise program discussed below on November 23, 2004. This specific promissory note allowed the Company to borrow up to $1,000,000 and expires July 1, 2006. The two additional promissory notes were for $500,000 and $1,000,000 and expired July 1, 2005. The Company did not borrow any monies under either of these notes.  Heartland Bank has extended an offer to the Company to extend these two notes for an additional year (expiration July 1, 2006) at the same terms held when the notes had initially became effective on May 19, 2004.

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

The Company believes its current cash position is adequate to fund the operations of the Company for the year ending September 30, 2005, although no assurances can be made that such cash will be adequate.  The Company may sell equity securities to raise additional capital and may also have access to borrowings under the Heartland Bank facility if it is extended.  Sales of equity securities would improve the Company's equity position and an improved equity position would assist the Company in satisfying the required criteria to qualify to be listed on a major U.S. stock exchange, although no assurance can be given that the Company will sell additional equity securities or qualify to be listed on a major U.S. stock exchange.

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

During the evaluation of the Company's disclosure controls and procedures, the Company's management determined that two material weaknesses within its internal control framework, which had been identified earlier, were still present.

The first weakness relates to the timeliness of accounting for certain transactions.  Equity transactions pertaining to outside consultants and new employees were not communicated in a timely manner to the Principal Accounting Officer by senior management. In the final stages of preparation of the Company's Form 10-KSB, as part of a reconciliation process, the Principal Accounting Officer discovered the excluded transactions and informed the Company's external auditors of the proposed adjustments and their potential financial impact. Such issues were discovered at the end of both fiscal 2003 and fiscal 2004 and related to fourth quarter activity only. During the quarter following the discovery of each issue, the Company discussed setting up a procedure to eliminate the possibility of future exceptions. No new weakness relating to the specific equity transactions has subsequently occurred.

The second weakness relates to the adequacy of supervisory reviews. The lack of reviews resulted in adjustments being proposed during the year-end field work by the Company's external auditors following the end of fiscal 2004. To remediate this weakness, beginning with the first quarter of the current fiscal year, the Principal Accounting Officer began reviewing all of the components of the U.K. balance sheet and income statement including material financial transactions. No new adjustments have been proposed by the Company's external auditors during the first three quarters of the current fiscal year related to the U.K. financials. In the U.S., the Company hired a consultant to function as an accounting manager and allow the Principal Accounting Officer to serve in a supervisory review function. The supervisory review function began in earnest during the third quarter of the current fiscal year.  No new adjustments were proposed by the Company's external auditors during the third quarter of the fiscal year related to the U.S. or consolidated financials.

The Company is in the process of implementing Section 404 of the Sarbanes-Oxley Act. In doing so the above material weaknesses are being addressed and remediated. In completing the evaluation of disclosure controls and procedures as of the end of the period covered by this report, the Company's management concluded that the Company's disclosure controls and procedures were effective despite these two material weaknesses because the material weaknesses involved isolated matters affecting relatively discreet, immaterial items and management believes that the issues were promptly brought to its attention.

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

ITEM 6. Exhibits.

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

THE FEMALE HEALTH COMPANY

DATE: August 15, 2005

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: August 15, 2005

/s/ Robert R. Zic
Robert R. Zic, Principal
Accounting Officer (Principal
Financial Officer)