Form 10KSB
period 2005-09-30
FEMALE HEALTH CO
filed 2005-12-29
CIK 863894

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
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
Common Stock, $.01 par value
(Title of class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [   ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]     No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.   [    ]

Indicate by check mark whether the Issuer is a shell company (as defined in Exchange Act Rule 12b-2).    Yes [    ]    No [ X ]

Issuer's revenues for its most recent fiscal year: $11,161,555.

As of December 19, 2005, 23,585,084 shares of the Company's common stock were outstanding. As of December 19, 2005, the aggregate market value of shares of the Company's common stock held by non-affiliates was approximately $27.4 million (based upon the last reported sale price of $1.67 on that date on the Over the Counter Bulletin Board).

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

PART I

Item 1. Description of Business.

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the FC female condom (FC), the only FDA-approved product under a woman's control which can prevent unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

FC has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having FC available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS.

The product is currently sold or available in various venues. It is commercially marketed in 14 countries by various FHC country specific partners, including the United States, United Kingdom, Canada, France, and Brazil. Currently there are programs and/or pilot studies ongoing in over 100 countries.

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

In 2005, FHC announced that it had completed development of its second generation female condom, FC2. FC2 is made of a nitrile polymer which allows for a more rapid and economical manufacturing process. FC2 has the same physical design, specifications, safety and efficacy profile as the female condom the Company now sells. FC2 has been approved by the European Union ("EU") and received the CE mark and is under review by the World Health Organization ("WHO"). FHC is in discussions with the U.S. Food and Drug Administration (the "FDA") regarding requirements for US distribution. To date, the Company has not yet completed any sales or received any orders for FC2.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement expires on December 31, 2006 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) reported that at the end of 2005, 43 million people globally are living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken up to 100 million people will have died of AIDS by 2020.

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

The FC Female Condom and the Male Condom

FC is currently the only available barrier contraceptive method approved by FDA and listed as an essential product by WHO that is controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. The most important advantage is that using FC, a woman has a prevention method she controls as many men do not like to wear male condoms and may refuse to do so.

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

Numerous clinical and behavioral studies have been conducted regarding use of FC. Studies show that FC is found acceptable by women and their partners in many cultures. Importantly studies also show that when FC is made available with male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 10% and 35%.

Cost Effectiveness

A study entitled "Cost-effectiveness of the female condom in preventing HIV and STDs in commercial sex workers in South Africa" was reported in the Journal of Social Science and Medicine in 2001. This study shows that making FC available is highly cost effective in reducing public health costs in developing countries as well as in the U.S.

Female Condom Reuse

Studies have shown that FC can be reused up to five times. WHO has noted the procedure to use regarding the washing and preparation of FC if it is going to be reused, on its website. WHO, UNAIDS and FHC all make the statement that FC should only be reused when a new female condom is not available.

Worldwide Regulatory Approvals

FC received Pre-Market Approval ("PMA") as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market FC throughout the EU and in most countries of the world. In addition to the United States and the EU, several other countries have formally reviewed and approved FC for sale, including Canada, Australia, Japan and India.

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

The Company filed a patent on its second generation product (FC2) in 2003. It completed development in 2005. FC2 has been approved by the EU and received the CE mark. The FC2 data base is currently under review by the WHO and the Company is in discussions with FDA regarding FDA’s requirements for US distribution. Because of the modified manufacturing procedure, it is expected that having FC2 available will result in a meaningful reduction in cost to manufacture FC, and thus ultimately reduce the cost to customers based on the purchase of sufficient volume. It is the Company’s objective to use this opportunity to accelerate market penetration.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 14 countries with major programs in 12 countries, including the United States, Canada, Brazil, Mexico, Spain, France and India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes FC in a single country and the Company manufacturers FC and sells the product to the partner for distribution in that country.

After terminating its relationship with its first partner, the Company entered into a non-binding Memorandum of Understanding with a large Japanese pharmaceutical company to distribute FC to public and private markets in Japan. Since then that company has been sold, thus terminating discussions. The Company is currently in discussions with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan and with whom the Company has previously signed an agreement to manage the importation and quality control of FC under Japanese regulatory requirements. The potential new relationship would broaden Fuji Latex’s involvement with FC to include marketing and distribution in Japan.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit is approximately £0.40 (pounds), or approximately $0.69. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing FC in developing countries. Sales of FC are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2006, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. FC is available in 87 countries through public sector distribution.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood.

Manufacturing Facilities

The Company manufactures FC in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year.

The Company manufactures and warehouses FC2 within 1,900 square footage of a leased facility located in Selangor D.E., Malaysia. The facility is presently capable of producing 8 million units per year. The Company intends to expand its capacity at this location and/or manufacture at additional locations as the demand for FC2 develops.

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

Medtech Products (MP) Ltd. is a condom company with a manufacturing facility in Chennai, India, which has developed the V/A - Feminine Condom, MP’s version of a latex female condom. USAID and Family Health International (FHI) are currently evaluating the MP condom for consideration to move into a Phase 3 clinical study, having already completed Phases 1 and 2. The manufacturing process has a CE mark for distribution in Europe and is available in German stores. Additionally, the Indian Drug Controller approval was received in January 2003. The product has not received FDA approval nor has it been listed as an essential product by WHO.

It is also possible that other parties will develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People's Republic of China, South Korea and Australia. These patents expire between 2006 and 2013. Additional patent applications are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, FC2, including its overall design and manufacturing process.

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

Employees

As of December 19, 2005, the Company had 122 full-time employees and 1 part-time employee, all but two who are located within the U.S. or the U.K. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 19, 2005, the Company had unfilled orders of $3,940,000. The comparable amount as of the same date of the prior year was $131,000. Unfilled orders materially fluctuate from quarter to quarter, and include orders with requested delivery dates later in fiscal 2006. The Company expects current unfilled orders to be filled during fiscal 2006.

Research and Development

The Company incurred approximately $274,000 of research and development costs in fiscal 2005 and $179,000 of research and development costs in fiscal 2004. Such expenditures pertained to the Company’s need to conduct acceptability studies and analyze second generation products.

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

The FDA approved FC for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 104 million female condoms around the world.

Item 2. Description of Property.

The Company leases approximately 3,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60610. The lease expires September 30, 2006. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the female condom. The Company manufactures the female condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2016, with the right to renew through 2027. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EU quality group. Current capacity at the manufacturing facility is approximately 60 million female condoms per year. The Company manufactures and warehouses FC2 within 1,900 square feet of a leased facility located in Selangor D.E., Malaysia. The Malaysian lease expires June 30, 2006, with the right to renew through 2007. Current capacity at the manufacturing facility is approximately 8 million female condoms per year. Management believes the properties are adequately insured.

Item 3. Legal Proceedings.

The Company is not currently involved in any material pending legal proceedings.

Item 4.   Submission of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Shares of the Company's common stock are traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 19, 2005 was 464. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. The Company's credit facility contains a provision restricting the Company's ability to pay dividends and distributions. Information regarding the Company's high and low reported closing prices for its common stock for the quarters indicated is set forth in the table below. These sales prices reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2005 Fiscal Year
Price per common share - High	$2.13	$2.10	$1.95	$1.86
Price per common share - Low	$1.50	$1.66	$1.45	$1.37

2004 Fiscal Year
Price per common share - High	$2.84	$3.50	$3.30	$2.85
Price per common share - Low	$2.05	$2.70	$2.50	$1.50

Recent Sales of Unregistered Securities

Between September 2004 and January 2005, the Company conducted a program to induce the holders of the Company’s outstanding common stock purchase warrants to exercise their warrants. Pursuant to this program, the Company offered an incentive to such holders providing for issuance of (1) shares of the Company’s common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company’s common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under this incentive program, one investor exercised 500,000 warrants as of September 30, 2004 and received 550,000 shares of common stock which includes 50,000 incentive shares. Between October 2004 and January 2005 four investors exercised 1,000,000 warrants and received 1,100,000 shares of common stock which includes 100,000 incentive shares and two investors exercised 1,200,000 warrants and received 1,200,000 shares of common stock and 240,000 incentive warrants with an exercise price in each case of $1.50 per share and an expiration date of November 23, 2007. Among the seven persons participating in this program were three of the Company’s directors (Stephen M. Dearholt, Richard E. Wenninger and O.B. Parrish). The Company received aggregate proceeds of $2.5 million from the exercise of the outstanding warrants.

The Company believes that the issuance of the common stock and the common stock purchase warrants pursuant to the program were exempt from registration under section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act because such issuances were made to persons who are accredited investors. The accredited investors represented to the Company that they were purchasing for investment without a view to further distribution. Restrictive legends were placed on all instruments evidencing the securities described above.

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

Results of Operations

Fiscal Year Ended September 30, 2005 ("2005") Compared to Fiscal Year Ended September 30, 2004 ("2004")

The Company had net revenues of $11,161,555 and a net loss attributable to common stockholders of $(1,516,863) or $(0.07) per share in 2005 compared to net revenues of $8,982,074 and a net loss attributable to common stockholders of $(2,125,889) or $(0.11) per share in 2004.

Gross profit increased $1,169,107, or 32%, to $4,791,400 for 2005 from $3,622,293 for 2004. The increase was a result of expanding net revenues more than offseting the higher fixed and variable costs incurred to manufacture the product in 2005.

Net revenues increased $2,179,481, or 24%, in 2005 over the prior year. The higher net revenues resulted from increased unit sales shipped to global public sector customers.  The increased global public sector shipments in the countries of South Africa and Botswana were partially offset by smaller reductions in shipments in Zimbabwe, Congo and Kenya.

On May 20, 2004 the Brazilian Ministry of Health publicly reported a fraud in the purchasing of certain products by the ministry and several individuals involved were arrested. Purchases of products have been suspended while the investigation was ongoing. The fraud does not involve the Female Health Company or the female condom. However, the Company’s anticipated 4 million unit order was delayed due to the suspension and investigation. During 2004 and 2005 no public sector shipments to Brazil were made. The investigation has been completed and the Brazilian Ministry of Health has resumed orders of the female condom beginning with a 4 million unit order on October 5, 2005 to be shipped in fiscal year 2006, of which the first 2 million units were shipped in December 2005. Additionally, the Company shipped 110,000 commercial units to a distributor in Brazil in 2005, compared to 65,000 units in 2004.

Cost of products sold increased $1,010,374, or 19%, to $6,370,155 for 2005 from $5,359,781 for 2004. The increase in cost of products sold is a result of higher labor, direct material, and indirect production costs due to higher production levels during 2005 than 2004.

Advertising and promotional expenditures increased $75,502 to $123,103 for 2005 from $47,601 for 2004. The increase resulted from the Company hiring a public relations firm in 2005 to prepare for a worldwide FC2 product launch.

Selling, general and administrative expenses increased $1,242,757, or 28%, from $4,463,018 in 2004 to $5,705,775 in 2005. The increase in 2005 was a result of a rise in stock compensation, consulting fees, executive staff compensation and increases in U.K. operating expenses. The higher stock compensation costs during 2005 were a result of the Company recording $342,000 in non-recurring charges related to shares of common stock and stock purchase warrants issued as an incentive for exercising existing stock warrants during the first two quarters of fiscal 2005 as well as increased compensation for investor relation services. The higher consulting fees incurred represented services related to the documentation, design and testing stages required to design an internal control environment to comply with Section 404 of the Sarbanes-Oxley Act. During 2005 the Company incurred $435,381 in expenses related to the Sarbanes-Oxley implementation. The additional executive costs relate to the hiring of a Global Development Vice President during the fourth quarter of the prior fiscal year. The position was vacant for the first three quarters of that fiscal year. The overall higher UK operating costs were a result of increases in insurance costs, engaging an IT consultant, property taxes and the Company’s bad debt provision in 2005 compared to 2004.

Research and development costs increased $94,575 to $273,776 in 2005 from $179,201 in 2004. The Company filed a patent on a second generation product (FC2) in the latter part of the 2003 fiscal year. The Company initiated a development program related to FC2 in 2004. The increase in costs during 2005 is a result of expenses related to the safety and acceptability studies for the FC2 program and setting up a facility in Malaysia to warehouse and manufacture the product.

The Company's operating loss increased $243,727 to $(1,311,254) in 2005 from $(1,067,527) in 2004 due to the improved gross profit being more than offset by an increase in operating expenses. Total operating expenses increased $1,412,834 from $4,689,820 in 2004 to $6,102,654 in 2005 as a result of increases in advertising and promotional, selling, general and administrative, research and development, and stock compensation expenses.

Net interest and non-operating expenses decreased $906,959, or 95%, to $44,402 for 2005 compared to $951,361 for 2004. The reduction in the current fiscal year is primarily due to the Company eliminating its debt outstanding during the first quarter of fiscal 2005. The result is a substantially lower amount of both interest paid and non-cash expenses incurred from the amortization of discounts on the credit facility during 2005 than in 2004.

Preferred dividends increased $54,206 to $161,207 for 2005 compared to $107,001 for 2004. The increase occurred as a result of the Company’s issuance of 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 which thereby impacted 12 months of 2005 but only 8 months of 2004.

The Company was able to cover fixed manufacturing overhead costs and exceeded the break-even at the gross profit level. However, the Company must achieve cumulative annual unit sales of approximately 19.5 million female condoms based upon the current average selling price per unit in order to cover operating and non-operating expenses or approximately 32% of manufacturing capacity.

Factors That May Affect Operating Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to increase demand for the female condom and to cost-effectively manufacture sufficient quantities of the female condom. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future results and improve its financial condition.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the female condom, its sole current product. While management believes the global potential for the female condom is significant, the ultimate level of consumer demand around the world is not yet known. To date, sales of the female condom have not been sufficient to cover the Company's operating costs.

Distribution Network

The Company's strategy is to act as a manufacturer and to develop a global distribution network for the product by seeking the global public sector and by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa and Latin America. Several partnership agreements have been completed for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments, global donors, as well as city and state public health departments within the United States to continue their commitment to prevention of STDs, including AIDS, by including female condoms in their programs. The Company is also dependent on finding appropriate partners for the private sector markets around the world. Once an agreement is completed, the Company is reliant on the effectiveness of its partners to market and distribute the product. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to implement prevention programs which include distribution of barrier methods against the AIDS crisis, or an inability of the Company to secure additional agreements for the AIDS crisis, or an inability of the Company to secure additional agreements for new markets either in the public or private sectors could adversely affect the Company's financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For 2005, 76% of the Company’s net revenues, 88% of the Company’s cost of products sold and 43% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately, 19% of net revenues in 2005 were to the Company’s customers in South Africa. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For 2005, the Company estimates that the net adverse impact of the exchange rate fluctuations was not significant.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.2 million for 2005 and for 2004.

The Company has funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock.

While the Company believes that net revenues from sales of the female condom will exceed operating costs, and operations will generate sufficient funds to meet capital requirements, the Company can make no assurance that it will maintain such a level of operations in the near term or at all. If the Company does need to raise additional capital, the Company can make no assurance that the Company will be able to source required capital through the sale of debt or equity or, if raised, the amount will be sufficient to operate. In addition, any funds raised may be costly to the Company and/or dilutive to its shareholders.

In an effort to generate funds for operating needs and to retire existing debt, during September and November 2004 the Company conducted a program to induce several holders of the Company’s common stock warrants to exercise such warrants and receive an incentive of (1) shares of the Company's common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company's common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under this incentive program, one investor exercised 500,000 warrants as of September 30, 2004 and received 550,000 shares of common stock which includes 50,000 incentive shares. Between October and January 2005 four investors opted to exercise 1,000,000 warrants and receive 1,100,000 shares of common stock which include 100,000 incentive shares and two investors opted to exercise 1,200,000 warrants and receive 1,200,000 shares of common stock and 240,000 incentive common stock warrants. Among the seven accredited investors participating in this program three of the Company’s board of directors (Steve Dearholt, Richard Wenninger and O.B. Parrish) and the bank which held the Company’s outstanding promissory note (Heartland Bank). As a result of the exercise of the common stock warrants the Company received $2.5 million in aggregate proceeds. With the proceeds the Company paid off the remaining outstanding balance of its long term debt.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire July 1, 2006. These notes were extended on July 20, 2005, at the same terms held when the notes initially became effective on May 19, 2004. These notes bear interest payable at a rate of prime plus 2% (prime rate was 6.75% at September 30, 2005). No new warrants were issued as part of the extension of these notes.  These notes are collateralized by substantially all of the assets of the Company.  No amounts are outstanding  under the revolving notes at September 30, 2005.

Additionally, the Company entered into the following formal agreements during the past several fiscal years which it expects to contribute to continued improved sales volumes and operations.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID has ordered 3 million units of FC for delivery between September 30, 2003 and December 31, 2004 and has the option to order up to an additional 6 million units during that period. USAID also has the option to order up to 8 million units of FC for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC that USAID will purchase during the term of the agreement. As of December 19, 2005, USAID has purchased 3.5 million units.

On March 25, 2004, the Company announced the appointment of Global Protection Corporation (“Global”) as the exclusive distributor for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of December 19, 2005, Global has purchased 678,000 units.

On December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. As a result, effective January 1, 2005, TAG was rewarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG is now required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. As of December 19, 2005, TAG has purchased 640,000 units under the extension.

As of December 19, 2005, the Company had approximately $1.6 million in cash, net trade accounts receivable of $1.4 million and current trade accounts payable of $0.9 million. Presently, the Company has no required debt service obligations. All principal payments were completed as of November 23, 2004.

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

During the evaluation of the Company's disclosure controls and procedures conducted at the end of fiscal 2005, the Company's management determined that two material weaknesses within its internal control framework, which had previously been identified in 2003 and 2004, do not appear to still be present.

The first weakness related to the timeliness of accounting for certain transactions.  Equity transactions pertaining to outside consultants and new employees were not communicated in a timely manner to the Principal Accounting Officer by senior management. In the final stages of preparation of prior Form 10-KSB reports, as part of a reconciliation process, the Principal Accounting Officer discovered the excluded transactions and informed the Company’s external auditors of the proposed adjustments and their potential financial impact. Such issues were discovered at the end of both fiscal 2003 and fiscal 2004 and related to fourth quarter activity only. During the quarter following the discovery of each issue the Company discussed setting up a procedure to eliminate the possibility of future exceptions. No new weakness relating to the specific equity transactions have subsequently occurred.

The second weakness related to the adequacy of supervisory reviews. The lack of reviews resulted in adjustments being proposed during the year-end field work by the Company’s external auditors following the end of fiscal 2004. To remediate this weakness, beginning with the first quarter of the current fiscal year, the Principal Accounting Officer began reviewing all of the components of the U.K. balance sheet and income statement including material financial transactions. No new adjustments have been proposed by the Company’s external auditors during the current fiscal year related to the U.K. financials.

The Company is in the process of implementing Section 404 of the Sarbanes-Oxley Act. In doing so the above material weaknesses were addressed and remediated. In completing the evaluation of disclosure controls and procedures as of the end of the period covered by this report, the Company's management concluded that the Company's disclosure controls and procedures were effective.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

Effective October 1, 2005, the Company entered into Amended and Restated Change of Control Agreements with O.B. Parrish, the Company's Chairman and Chief Executive Officer, Mary Ann Leeper, the Company's President and Chief Operating Officer, and Michael Pope, the Company's Vice President.  These Amended and Restated Change of Control Agreements are described in more detail under Item 10 "Executive Compensation - Employment and Change of Control Agreements." These Amended and Restated Change of Control Agreements are attached to this report as Exhibits 10.78, 10.79 and 10.80 and are incorporated herein by reference.

PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2005, is as follows:

NAME	POSITION	AGE

O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director	72
Mary Ann Leeper, Ph.D.	President, Chief Operating Officer and Director	65
William R. Garguilo, Jr.	Secretary and Director	77
Jack Weissman	Vice President - Sales	58
Michael Pope	Vice President and General Manager of The Female Health Company (UK) Plc	48
Robert R. Zic	Principal Accounting Officer	42
Karen King	Vice President, Global Development	46
David R. Bethune	Director	65
Stephen M. Dearholt	Director	59
Michael R. Walton	Director	67
James R. Kerber	Director	73
Richard E. Wenninger	Director	58
Mary Margaret Frank	Director	36

O.B. PARRISH
Age: 72; Elected Director: 1987; Present Term Ends: 2006 Annual Meeting

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

MARY ANN LEEPER, Ph.D.
Age: 65; Elected Director: 1987; Present Term Ends: 2006 Annual Meeting

Dr. Leeper has served as the President and Chief Operating Officer of the Company since 1996, as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. From 1981 until 1986, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA. Dr. Leeper serves on the Board of Neenah Paper, Inc. (NP: NYSE) and is chair of its nominating and governance committee. She is also an adjunct professor at the University of Virginia Darden School of Business.

WILLIAM R. GARGIULO, JR.
Age: 77; Elected Director: 1987; Present Terms Ends: 2006 Annual Meeting

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
Age: 58; Vice President - Sales

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

MICHAEL POPE
Age: 48; Vice President, General Manager - The Female Health Company (UK) Plc.

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
Age: 42; Principal Accounting Officer

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

KAREN KING
Age: 46; Vice President, Global Development

Ms. King has served as Vice President, Global Development of the Company since August 2004. Ms. King spent the previous 22 years with Baxter International, Inc. in general management, marketing and business development roles. Most recently, Ms. King was the President of a Baxter subsidiary, Pulse Nutrition Solutions, Inc., a business focused on developing and marketing nutraceutical products.

DAVID R. BETHUNE
Age: 65; Elected Director: 1996; Present Term Ends: 2006 Annual Meeting

Mr. Bethune has served as a Director since January 1996. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is on the Board of Directors of the Southern Research Institute and the American Foundation for Pharmaceutical Education, Partnership for Prevention. He is a founding trustee of the American Cancer Society Foundation and an associate member of the National Wholesale Druggists' Association and the National Association of Chain Drug Stores. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

STEPHEN M. DEARHOLT
Age: 59; Elected Director: 1996; Present Term Ends: 2006 Annual Meeting

Mr. Dearholt has served as a director since April 1996. Mr. Dearholt is a co-founder of, and partner in, Insurance Processing Center, Inc., one of the largest privately owned life insurance marketing organizations in the United States, since 1972. He has over 23 years of experience in direct response advertising and data based marketing of niche products. Since 1985, he has been a 50% owner of R.T. of Milwaukee, a private investment holding company which operates a stock brokerage business in Milwaukee, Wisconsin. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex. Mr. Dearholt is also very active in the non-profit sector. He is currently on the Board of Directors of Children's Hospital Foundation of Wisconsin, an honorary board member of the Zoological Society of Milwaukee, and the national Advisory Council of the Hazelden Foundation. He is a past board member of Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.

MICHAEL R. WALTON
Age: 67; Elected Director: 1999; Present Term Ends: 2006 Annual Meeting

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

JAMES R. KERBER
Age: 73; Director: 1999; Present Term Ends: 2006 Annual Meeting

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

RICHARD E. WENNINGER
Age: 58; Director: 2001; Present Term Ends: 2006 Annual Meeting

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

MARY MARGARET FRANK
Age: 36; Director: 2004; Present Term Ends: 2006 Annual Meeting

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2005 all section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Pope filed a Form 4 on December 19, 2005 reporting transactions occurring on October 4, 2005, October 18, 2005 and November 2, 2005.

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

Audit Committee Financial Expert

The members of the Audit Committee of the Company's Board of Directors are Mary Margaret Frank, Ph.D. (Chairperson), David R. Bethune and James R. Kerber. The Company's Board of Directors has determined that Dr. Frank qualifies as an "audit committee financial expert" as defined by the rules of the SEC based on her work experience and education. Dr. Frank and the other members of the Audit Committee are independent directors in accordance with the listing standards of the Nasdaq Stock Market. The Audit Committee is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

Compensation of the Named Executive Officers

The table shown below provides information for each of the Company's last three fiscal years regarding all annual, long-term and other compensation paid by the Company to its chief executive officer and the other executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during the fiscal year ended September 30, 2005. The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation-Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)		Securities Underlying Options (#)

O.B. Parrish, Chairman and Chief Executive Officer	2005 2004 2003	90,000 90,000 90,000	--- --- ---	75,000 117,500 66,000	(1) (2) (3)	--- --- 464,000 (4)

Mary Ann Leeper, Ph. D., President and Chief Operating Officer	2005 2004 2003	250,000 250,000 225,000	--- --- ---	37,500 47,000 46,200	(1) (2) (3)	--- --- 790,000 (4)

Michael Pope, Vice President and General Manager of the Female Health Company (UK) Plc. (5)	2005 2004 2003	160,343 155,059 121,893	--- --- 16,473 (5)	7,500 11,750 ---	(1) (2)	--- --- 370,000 (4)

(1)
On October 1, 2004, Mr. Parrish, Dr. Leeper and Mr. Pope were issued 50,000, 25,000 and 5,000 shares, respectively, of restricted common stock by the Company’s Board of Directors. The shares had a one year restriction and became vested on October 1, 2005. The closing price of the Company’s common stock on October 1, 2004 was $1.50 per share. As of September 30, 2005, the value of Mr. Parrish’s restricted stock was $83,000, the value of Dr. Leeper’s restricted stock was $41,500 and the value of Mr. Pope’s restricted stock was $8,300 based on a value of $1.66 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(2)
On October 1, 2003, Mr. Parrish, Dr. Leeper, and Mr. Pope were issued 50,000, 20,000 and 5,000 shares, respectively, of restricted common stock by the Company’s Board of Directors. The shares had a one year restriction and became vested on October 1, 2004. The closing price of the Company’s common stock on October 1, 2003 was $2.35 per share. As of September 30, 2005, the value of Mr. Parrish’s restricted stock was $83,000, the value of Dr. Leeper’s restricted stock was $33,200, and the value of Mr. Pope’s restricted stock was $8,300 based on a value of $1.66 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(3)
On February 12, 2003, Mr. Parrish and Dr. Leeper were issued 40,000 and 28,000 shares, respectively, of restricted common stock by the Company's Board of Directors. The shares had a one year restriction and became vested on February 12, 2004. The closing price of the Company's common stock on February 12, 2003 was $1.65 per share. As of September 30, 2005, the value of Mr. Parrish's restricted stock was $66,400 and the value of Dr. Leeper's restricted stock was $46,480 based on a value of $1.66 per share, the closing price of the Company's common stock on that date.  The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(4)
On April 22, 2003, Mr. Parrish, Dr. Leeper and Mr. Pope were issued options to purchase shares of the Company's common stock as part of an exchange for the cancellation of previously issued common stock options, which cancellation occurred on September 26, 2002. The common stock options have an exercise price of $1.40 per share, which was the closing stock price of the Company's common stock on April 22, 2003. The options vest pro rata (one thirty-sixth) on the first of each month for 36 months following the date of the grant, commencing on May 1, 2003 and ending on April 1, 2006.

(5)
Mr. Pope’s salary and bonus are paid in U.K. pounds. Amounts shown for Mr. Pope’s salary and bonus are based on the 12- month average exchange rate for each year, which was 1.85 U.S. dollars per U.K. pound in fiscal 2005, was 1.79 U.S. dollars per U.K. pound in fiscal 2004 and 1.60 U.S. dollars per U.K. pound in fiscal 2003.

Stock Options

No stock options were granted to the named executive officers of the Company during the fiscal years ended September 30, 2005.

The following table provides information regarding the value of unexercised options held by the named executive officers at September 30, 2005. No named executive officer exercised any option during the fiscal year ended September 30, 2005.

AGGREGATED FISCAL YEAR END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable (1)

O.B. Parrish	373,777 / 90,223	97,182 / 23,458

Mary Ann Leeper	636,388 / 153,612	165,460 / 39,940

Michael Pope	298,055 / 71,945	77,494 / 18,706

(1) Calculated based upon a closing sale price of $1.66 on September 30, 2005.

Director Compensation and Benefits

Directors who are officers of the Company do not receive compensation for serving in such capacity. Individual directors who are not officers of the Company receive $1,000 for attendance in person at each Board meeting or meeting of a committee of which he or she is a member. In addition, each director who is not an employee of the Company receives an automatic grant of options to purchase 30,000 shares of common stock under the Company's Outside Director Stock Option Plan. Stephen M. Dearholt, Richard E. Wenninger, Mary Margaret Frank, Ph.D., James R. Kerber, David R. Bethune and Michael R. Walton were awarded 30,000 options each October 21, 2004. All of the options have an exercise price of $1.66 per share and vest pro rata over a thirty-six month period commencing November 22, 2004 and ending on October 22, 2007.

Employment and Change of Control Agreements

The Company entered into an employment agreement with Dr. Leeper effective May 1, 1994. The original term of Dr. Leeper's employment extended to April 30, 1997 and after April 30, 1997 her employment term renews automatically for additional three-year terms unless notice of termination is given. The employment agreement has automatically renewed for a term ending on April 30, 2006, and Dr. Leeper has given notice that her employment agreement will terminate as of April 30, 2006. Dr. Leeper plans to continue as an employee of the Company and a senior strategic adviser focusing on the commercialization of FC2 and we are negotiating the terms of this arrangement. The Company may terminate the employment agreement at any time for cause. If Dr. Leeper's employment is terminated without cause, the Company is obligated to continue to pay Dr. Leeper her base salary and any bonus to which she would otherwise have been entitled for a period equal to the longer of two years from the date of termination or the remainder of the then applicable term of the employment agreement. In addition, the Company is obligated to continue Dr. Leeper's participation in any of the Company's health, life insurance or disability plans in which Dr. Leeper participated prior to her termination of employment. Dr. Leeper's employment agreement provides for a base salary of $175,000 for the first year of her employment term, $195,000 for the second year of her employment term and $225,000 for the third year of her employment term, subject to the achievement of performance goals established by Dr. Leeper and the Company's Board of Directors. If the employment agreement is renewed beyond the initial three-year term, it requires her base salary to be increased annually by the Board of Directors based upon her performance and any other factors that the Board of Directors considers appropriate. For fiscal 2003, Dr. Leeper's base salary was $225,000 per year. For fiscal 2004, the Board of Directors raised her base salary to $250,000 per year. Dr. Leeper's base salary for fiscal 2005 remained at $250,000 per year. The employment agreement also provides Dr. Leeper with various fringe benefits including an annual cash bonus of up to 100% of her base salary. The Board of Directors may award the cash bonus to Dr. Leeper in its discretion. To date, Dr. Leeper has not received a cash bonus.

Effective October 1, 2005, the Company entered into Amended and Restated Change of Control Agreements with each of O.B. Parrish, its Chairman and Chief Executive Officer, Mary Ann Leeper, its President and Chief Operating Officer, and Michael Pope, its Vice President. These agreements essentially act as springing employment agreements which provide that, upon a change of control, as defined in the agreement, the Company will continue to employ the executive for a period of three years in the same capacities and with the same compensation and benefits as the executive was receiving prior to the change of control, in each case as specified in the agreements. If the executive is terminated without cause or if he or she quits for good reason, in each case as defined in the agreements, after the change of control, the executive is generally entitled to receive a severance payment from the Company equal to the amount of compensation remaining to be paid to the executive under the agreement for the balance of the three-year term.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of December 19, 2005 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 19, 2005 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent

O.B. Parrish (2)	1,141,123	4.7%
William R. Gargiulo, Jr. (3)	131,944	*
Mary Ann Leeper, Ph.D. (4)	945,611	3.9%
Stephen M. Dearholt (5)	4,391,763	17.0%
David R. Bethune (6)	148,888	*
James R. Kerber (7)	551,766	2.3%
Michael R. Walton (8)	792,288	3.3%
Ri Richard E. Wenninger (9)	3,041,251	12.8%
Mary Margaret Frank (10)	12,500	*
Michael Pope (11)	372,189	1.6%
Gary Benson (12)	1,538,258	6.2%
All directors, nominees and executive officers, as a group (12 persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(13)	11,596,684	41.4%
_______________

* Less than 1 percent.

(1)
Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60610; the address of Mr. Dearholt is 759 North Milwaukee Street, Suite 316, Milwaukee, WI 53202; the address of Mr. Kerber is 8547 East Arapahoe Road, #J217, Englewood, CO 80112; the address of Mr. Walton is 1626 North Prospect Avenue, No. 2310, Milwaukee, WI 53202; the address of Mr. Wenninger is 855 West Dean Road, Milwaukee, WI 53217; the address of Dr. Frank is P.O. Box 6550, Charlottesville, VA 22906 and the address of Mr. Benson is Regency Athletic Club, 1300 Nicollet Mall, Suite 600, Minneapolis, MN 55403.

(2)
Includes 233,501 shares owned by Phoenix Health Care of Illinois, Inc. ("Phoenix"). Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix. Also includes 207,900 shares of common stock owned directly by Mr. Parrish, 225,000 shares of common stock owned by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power 438,222 shares of common stock subject to stock options held by Mr. Parrish and 36,500 shares under common stock purchase warrants issued to Mr. Parrish.

(3)	Consists of 37,500 shares of common stock owned directly by Mr. Gargiulo and 94,444 shares of common stock subject to stock options held by Mr. Gargiulo.

(4)	Consists of 199,500 shares of common stock owned directly by Dr. Leeper and 746,111 shares of common stock subject to stock options held by Dr. Leeper.

(5)
Includes 1,414,855 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 26,500 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, 18,100 shares held by Mr. Dearholt's minor child, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock. Also includes 116,388 shares of common stock subject to stock options and common stock purchase warrants for 2,052,500 shares of common stock.

(6)	Consists of 32,500 shares of common stock owned directly by Mr. Bethune and 116,388 shares of common stock subject to stock options held by Mr. Bethune.

(7)
Includes 363,710 shares of common stock owned directly by Mr. Kerber and 88,056 shares of common stock subject to stock options held by Mr. Kerber. Also includes 100,000 shares subject to exercise of common stock purchase warrants.

(8)
Consists of (a) 353,448 shares of common stock owned directly by Mr. Walton, (b) 59,722 shares of common stock subject to stock options held by Mr. Walton, (c) 30,900 shares subject to exercise of common stock purchase warrants held by Mr. Walton, (d) 112,760 shares of Common Stock held by a trust of which Mr. Walton is trustee and (e) 234,958 shares of common stock held by Sheboygan County Broadcasting Co., Inc. ("Sheboygan"). Under the rules of the SEC, Mr. Walton may be deemed to have voting and dispositive power as to the shares held by Sheboygan since Mr. Walton is an officer, director and shareholder of Sheboygan.

(9)
Consists of (a) 2,653,751 shares of common stock owned directly by Mr. Wenninger, (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 250,000 shares of Common Stock held by a trust of which Mr. Walton is trustee, (d) Also includes 12,500 shares of common stock subject to stock options and (e) common stock purchase warrants for 120,000 shares of common stock.

(10)	Consists of 12,500 shares of common stock subject to stock options held by Dr. Frank.

(11)	Consists of 22,745 shares of common stock owned directly by Mr. Pope and 349,444 shares of common stock subject to stock options.

(12)
Consists of 375,166 shares of common stock and warrants to purchase 1,100,000 shares of common stock owned by Goben Enterprises, LP, a limited partnership of which Mr. Benson is a general partner. Also includes 63,092 shares of preferred stock.

(13)	Also includes 3,750 shares of common stock owned directly by Mr. Zic and 63,611 shares of common stock subject to stock options held by Mr. Zic.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2005, for the Company's equity compensation plans and arrangements. These plans and arrangements were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS

Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	2,791,880	$ 1.38	174,528

Total	2,791,880	$ 1.38	174,528

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

Item 12. Certain Relationships and Related Transactions.

Between September 2004 and January 2005, the Company conducted a program to induce the holders of the Company’s outstanding common stock purchase warrants to exercise their warrants. Pursuant to this program, the Company offered an incentive to such holders providing for issuance of (1) shares of the Company’s common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company’s common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under this incentive program, one investor exercised 500,000 warrants as of September 30, 2004 and received 550,000 shares of common stock which includes 50,000 incentive shares. Between October 2004 and January 2005 four investors opted to exercise 1,000,000 warrants and receive 1,100,000 shares of common stock which includes 100,000 incentive shares and two investors opted to exercise 1,200,000 warrants and received 1,200,000 shares of common stock and 240,000 incentive warrants with an exercise price in each case of $1.50 per share and an expiration date of November 23, 2007. Among the seven persons participating in this program were three of the Company’s directors (Stephen M. Dearholt, Richard E. Wenninger and O.B. Parrish). The Company received aggregate proceeds of 2.5 million from the exercise of the outstanding warrants.

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

Item 13. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company. (19)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (25)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (32)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (33)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock - Series 3. (35)
3.6	Amended and Restated By-Laws of the Company. (3)
4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3 and 3.4).
4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).
10.1	Employment Agreement between John Wundrock and the Company dated October 1, 1989. (3)
10.2	Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company) 1990 Stock Option Plan. (4)
10.3	Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (6)
10.4	Trademark License Agreement for Reality Trademark. (7)
10.5	Office space lease between the Company and John Hancock Mutual Life Insurance Company dated June 1, 1994. (8)
10.6	Employment Agreement dated September 10, 1994 between the Company and Dr. Mary Ann Leeper. (9)
10.7	1994 Stock Option Plan. (10)
10.8	Investor relations and development services Consulting Agreement between the Company and C.C.R.I. Corporation dated March 13, 1995. (11)
10.9	Consultant Warrant Agreement dated March 13, 1995 between the Company and C.C.R.I. Corporation, as amended on April 22, 1996. (13)
10.10	Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, warrants and Stock Issuance Agreement. (12)
10.11	Outside Director Stock Option Plan. (13)
10.12	Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (13)
10.13	Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (13)
10.14	Employment Letter dated February 28, 1990 from Chartex Resources Ltd. to Michael Pope and Board Amendments thereto. (13)

10.15	Grant Letter dated March 7, 1996 from the Government Office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (13)
10.16	Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (13)
10.17	Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (14)
10.18	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (15)
10.19	Company Promissory Note to O.B. Parrish for $50,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (15)
10.20	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 1999 and related Note Purchase and Warrant Agreement, Warrant and Stock Issuance Agreement. (15)
10.21	Form of Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (16)
10.22	Amendment to Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (16)
10.23	$1 million Convertible Debenture issued by the Company to Gary Benson dated May 19, 1999. (16)
10.24	$100,000 Convertible Debenture issued by the Company to Daniel Bishop dated June 3, 1999. (16)
10.25	$100,000 Convertible Debenture issued by the Company to Robert Johander dated June 3, 1999. (16)
10.26	$100,000 Convertible Debenture issued by the Company to Michael Snow dated June 3, 1999. (16)
10.27	$100,000 Convertible Debenture issued by the Company to W.G. Securities Limited Partnership dated June 3, 1999. (16)
10.28	Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on May 19, 1999. (16)
10.29	Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 1999. (16)
10.30	Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on June 3, 1999. (16)
10.31	Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on June 3, 1999. (16)
10.32	Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 1999. (16)
10.33	Form of Common Stock Purchase Warrant to acquire 337,500 shares issued to R.J. Steichen as placement agent. (16)
10.34	Lease Agreement among Chartex Resources Limited, P.A.T. (Pensions) Limited and The Female Health Company. (17)
10.35	Agreement dated March 14, 1997, between the Joint United Nations Programme on HIV/AIDS and Chartex International PLC. (18)
10.36	Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related stock purchase and warrant agreement, warrants and stock issuance agreement. (20)
10.37	1997 Stock Option Plan. (18)
10.38	Employee Stock Purchase Plan. (18)
10.39	Agreement dated September 29, 1997, between Vector Securities International and The Female Health Company. (18)
10.40	Private Equity Line of Credit Agreement between the Company and Kingsbridge Capital Limited dated November 19, 1998. (2)
10.41	Registration Rights Agreement between the Company and Kingsbridge Capital Limited dated as of November 19, 1998. (2)

10.42	Warrant to Purchase up to 200,000 shares of common stock of the Company issued to Kingsbridge Capital Limited as of November 19, 1998. (2)
10.43	Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (22)
10.44	Consulting Agreement between the Company and Kingsbridge Capital Limited dated February 12, 1999. (22)
10.45	Registration Rights Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (22)
10.46	Warrant for 100,000 shares of the Company's common stock issued to Kingsbridge Capital Limited as of February 12, 1999. (22)
10.47	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2000 and related Warrants. (23)
10.48	Company Promissory Note to O.B. Parrish for $50,000 dated February 18, 2000 and related Warrants. (23)
10.49	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 2000 and related Warrants. (23)
10.50	Stock Purchase Agreement, dated as of June 14, 2000, between The Female Health Company and The John W. Dearholt Trust. (24)
10.51	Warrant to purchase 250,000 shares of the Company's common stock issued to Gary Benson on May 19, 2000. (24)
10.52	Warrant to purchase 25,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 2000. (24)
10.53	Warrant to purchase 25,000 shares of the Company's common stock issued to Robert Johander on June 3, 2000. (24)
10.54	Warrant to purchase 50,000 shares of the Company's common stock issued to Michael Snow on June 3, 2000. (24)
10.55	Warrant to purchase 25,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 2000. (24)
10.56	Stock Purchase Agreement, dated as of June 14, 2000, between the Company and The John W. Dearholt Trust. (24)
10.57	Exclusive Distribution Agreement, dated as of October 1, 2000, between the Company and Mayer Laboratories, Inc. (25)
10.58	Amended and Restated Convertible Debenture issued by the Company to Richard E. Wenninger dated March 30, 2001. (26)
10.59	Amended and Restated Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2001 and related warrants. (5)
10.60	Amended and Restated Promissory Note to O.B. Parrish for $50,000 dated February 18, 2001 and related warrants. (5)
10.61	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2001 and related warrants. (26)
10.62	Loan Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (26)
10.63	Registration Rights Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (26)
10.64	Warrant dated May 18, 2001 from the Company to Heartland Bank. (27)
10.65	Warrants dated May 18, 2001 from the Company to Stephen M. Dearholt. (27)
10.66	Warrant dated May 18, 2001 from the Company to James R. Kerber. (27)
10.67	Warrant dated May 18, 2001 from the Company to Tom Bodine. (27)
10.68	Warrant dated May 18, 2001 from the Company to The Geneva O. Parrish 1996 Living Trust. (27)
10.69	Warrants dated May 23, 2001 from the Company to Richard E. Wenninger. (27)
10.70	Registration Rights Agreement, dated as of May 18, 2001, among the Company and certain guarantors. (27)
10.71	Exclusive Distribution Agreement, dated October 18, 2001, between the Company and Total Access Group. (28)
10.72	Memorandum of Understanding, dated as of November 12, 2001, between the Company and Hindustan Latex Limited. (29)
10.73	Warrant dated December 18, 2001 from the Company to Dr. Jerry Kinder (30)
10.74	Warrant dated December 20, 2001 from the Company to Tom Bodine (30)

10.75	Warrant dated February 20, 2002 from the Company to Gerald Stein (30)
10.76	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2002 and related warrants. (31)
10.77	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2003 and related warrants. (34)
10.78	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005.
10.79	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005.
10.80	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005.
21	Subsidiaries of Registrant. (21)
23.1	Consent of McGladrey & Pullen, LLP.
24.1	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (36)

___________________

(1)            Incorporated herein by reference to the Company's 1995 Form 10-KSB.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed December 8, 1998.

(3)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.

(4)            Incorporated herein by reference to the Company's December 31, 1990 Form 10-QSB.

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

(33)         Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(34)         Incorporated herein by reference to the Company's September 30, 2003 Form 10-KSB.

(35)         Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(36)
This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 14.  Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and nonaudit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal years 2005 and 2004:

Service Type	Fiscal 2005	Fiscal 2004

Audit Fees (1)	$189,101	$172,588
Audit-Related Fees (2)	205,094	--
Tax Fees (3)	20,723	32,873
All Other Fees	--	--
Total Fees Billed	$414,918	$205,461

________________

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2005 and September 30, 2004; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-QSB during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)
Consists of activities in support of the Company's Sarbanes-Oxley Section 404 implementation project and costs incurred for consultation on various accounting matters in support of the Company's financial statements.

(3)
For the fiscal years ended September 30, 2004 and September 30, 2005 consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

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

Date: December 29, 2005                                                                 THE FEMALE HEALTH COMPANY

BY:   /s/ O.B. Parrish
O.B. Parrish, Chairman,
Chief Executive Officer

BY:   /s/ Robert R. Zic
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

Signature	Title	Date
/s/ O.B. Parrish	Chairman of the Board Chief Executive Officer and Director	December 29, 2005
O.B. Parrish

/s/ Mary Ann Leeper	President, Chief Operating officer and Director	December 29, 2005
Mary Ann Leeper, Ph.D.

/s/ Robert Zic	Principal Accounting Officer	December 29, 2005
Robert Zic

/s/ William R. Gargiulo	Secretary and Director	December 27, 2005
William R. Gargiulo

/s/ David R. Bethune	Director	December 29, 2005
David R. Bethune

	Director	December ___, 2005
Stephen M. Dearholt

/s/ Michael R. Walton	Director	December 28, 2005
Michael R. Walton

/s/ James R. Kerber
James R. Kerber	Director	December 27, 2005

Richard E. Wenninger	Director	December ___, 2005

/s/ Mary Margaret Frank
Mary Margaret Frank	Director	December 27, 2005

The Female Health Company and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and Subsidiaries, as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

Schaumburg, Illinois                                /s/ McGladrey & Pullen, LLP
November 21, 2005

The Female Health Company and Subsidiaries

Consolidated Balance Sheet
September 30, 2005

Assets
Current Assets
Cash	$1,775,066
Accounts receivable, net of allowance for doubtful accounts
of $58,000	2,040,476
Inventories	883,709
Prepaid expenses and other current assets	344,383
Total current assets	5,043,634

Other Assets
Certificate of deposit	47,934
Patents, net of accumulated amortization of $1,079,405	43,809
Other	185,625
277,368

Equipment, Furniture and Fixtures

Equipment not yet in service	207,819

Equipment, furniture and fixtures	4,556,277
Less accumulated depreciation	4,405,947
358,149

$5,679,151
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$559,414
Accrued expenses and other current liabilities	664,709
Preferred dividends payable	11,201
Total current liabilities	1,235,324

Deferred gain on sale of facility	1,134,003

Stockholders' Equity
Convertible preferred stock, Class A Series 1, par value $.01 per share;
authorized 5,000,000 shares; issued and outstanding 56,000 shares	560
Convertible preferred stock, Class A Series 3, par value $.01 per share;
authorized 700,000 shares; issued and outstanding 473,377 shares	4,734
Convertible preferred stock, Class B, par value $.50 per share;
authorized 15,000 shares; no shares issued and outstanding	-
Common stock, par value $.01 per share; authorized 38,500,000
shares; issued and outstanding 23,497,334 shares	234,973
Additional paid-in capital	62,836,236
Unearned consulting fees	(105,449)
Accumulated other comprehensive income	315,075
Accumulated deficit	(59,944,229)
3,341,900
Treasury stock, at cost, 20,000 shares of common stock	(32,076)
3,309,824

$5,679,151

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Operations
Years Ended September 30, 2005 and 2004

	2005	2004

Net revenues	$11,161,555	$8,982,074

Cost of products sold	6,370,155	5,359,781

Gross profit	4,791,400	3,622,293

Operating expenses:
Advertising and promotion	123,103	47,601
Selling, general and administrative	5,705,775	4,463,018
Research and development costs	273,776	179,201
Total operating expenses	6,102,654	4,689,820

Operating loss	(1,311,254)	(1,067,527)

Nonoperating income (expense):
Interest expense	(53,752)	(894,385)
Interest income	23,453	6,967
Foreign currency transaction loss	(14,103)	(63,943)
	(44,402)	(951,361)

Net loss	(1,355,656)	(2,018,888)

Preferred dividends, Class A Series 1	11,201	11,456
Preferred dividends, Class A Series 3	150,006	95,545

Net loss attributable to common stockholders	$(1,516,863)	$(2,125,889)

Net loss per basic and diluted common share outstanding	$(0.07)	$(0.11)

Basic and diluted weighted average common shares outstanding	23,094,868	19,925,716

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended September 2005 and 2004

	Class A	Class A						Accumulated
	Series 1	Series 3	Preferred		Additional	Unearned		Other		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	Consulting	Deferred	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Fees	Compensation	Income	Deficit	Stock	Total

Balance at September 30, 2003	$560	$-	$-	$195,250	$56,421,553	$(182,045)	$-	$391,366	$(56,301,476)	$(32,076)	$493,132
Issuance of 473,377 shares of Preferred Stock	-	4 ,734	-	-	1,495,868	-	-	-	-	-	1,500,602
Issuance of 41,000 shares of Common Stock for consulting services	-	-	-	410	72,160	(72,570)	-	-	-	-	-
Issuance of 53,250 shares of Common Stock upon exercise of stock options	-	-	-	532	74,018	-	-	-	-	-	74,550
Issuance of 5,388 shares of Common Stock upon cashless exercise of 6,667 stock options	-	-	-	54	(54)	-	-	-	-	-	-
Issuance of 75,000 restricted shares of Common Stock	-	-	-	750	175,500	-	(176,250)	-	-	-	-
Issuance of 2,500 unrestricted shares of Common Stock	-	-	-	23	6,750	-	-	-	-	-	6,773
Issuance of 95,008 shares of Common Stock upon cashless exercise of 138,750 stock warrants	-	-	-	950	(950)	-	-	-	-	-	-
Issuance of warrants with note payable, bank	-	-	-	-	51,961	-	-	-	-	-	51,961
Issuance of 823,000 shares of Common Stock upon exercise of stock warrants	-	-	-	8,230	984,371	-	-	-	-	-	92,601
Issuance of 45,303 shares of Common Stock as payment of preferred stock dividends	-	-	-	453	95,033	-	-	-	-	-	95,486
Issuance of 50,000 shares of Common Stock as incentive for exercise of stock warrants	-	-	-	500	74,500	-	-	-	-	-	75,000
Preferred Stock dividends	-	-	-	-	-	-	-	-	(107,001)	-	(107,001)
Amortization of deferred compensation	-	-	-	-	-	-	176,250	-	-	-	176,250
Amortization of unearned consulting fees	-	-	-	-	-	185,068	-	-	-	-	185,068
Comprehensive income (loss):
Net (loss)	-	-	-	-	-	-	-	-	(2,018,888)	-	(2,018,888)
Foreign currency translation adjustment	-	-	-	-	-	-	-	299,823	-	-	299,823
Forgiveness of inter-company debt	-	-	-	-	249,555	-	-	(249,555)	-	-	-
Comprehensive income (loss)											(1,719,065)

Balance at September 30, 2004	$560	$4,734	$-	$207,152	$59,700,265	$(69,547)	$-	$441,634	$(58,427,365)	$(32,076)	$1,825,357

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended September 2005 and 2004

	Class A	Class A						Accumulated
	Series 1	Series 3	Preferred		Additional	Unearned		Other		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	Consulting	Deferred	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Fees	Compensation	Income	Deficit	Stock	Total

Balance at September 30, 2004 (balance forwarded)	$560	$4,734	$-	$207,152	$59,700,265	$(69,547)	$-	$441,634	$(58,427,365)	$(32,076)	$1,825,357
Issuance of 275,000 shares of Common Stock for consulting services	-	-	-	2,750	421,000	(423,750)	-	-	-	-	-
Issuance of 3,000 shares of Common Stock upon exercise of stock options	-	-	-	30	4,170	-	-	-	-	-	4,200
Issuance of 113,500 restricted shares of Common Stock	-	-	-	1,135	197,672	-	(198,807)	-	-	-	-
Issuance of 2,200,000 shares of Common Stock upon exercise of stock warrants	-	-	-	22,000	2,023,000	-	-	-	-	-	2,045,000
Issuance of 90,647 shares of Common Stock as payment of preferred stock dividends	-	-	-	906	149,053	-	-	-	-	-	149,959
Issuance of 100,000 shares of Common Stock as incentive for exercise of stock warrants	-	-	-	1,000	171,400	-	-	-	-	-	172,400
Issuance of 240,000 Common Stock warrants as incentive for exercise of stock warrants	-	-	-	-	169,676	-	-	-	-	-	169,676
Preferred Stock dividends	-	-	-	-	-	-	-	-	(161,207)	-	(161,207)
Amortization of deferred compensation	-	-	-	-	-	-	198,807	-	-	-	198,807
Amortization of unearned consulting fees	-	-	-	-	-	387,848	-	-	-	-	387,848
Comprehensive income (loss):
Net (loss)	-	-	-	-	-	-	-	-	(1,355,656)	-	(1,355,656)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(126,559)	-	-	(126,559)
Comprehensive income (loss)											(1,482,215)

Balance at September 30, 2005	$560	$4,734	$-	$234,973	$62,836,236	$(105,449)	$-	$315,075	$(59,944,228)	$(32,076)	$3,309,825

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 30, 2005 and 2004

	2005	2004

Operating Activities
Net loss	$(1,355,656)	$(2,018,888)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	56,950	241,148
Amortization of patents	136,818	132,947
(Recovery of) increase in inventory obsolescence	(3,356)	12,805
Increase in allowance for doubtful accounts, returns and discounts	47,561	554
Interest added to certificate of deposit	(2,802)	(3,573)
Amortization of unearned consulting fees	387,848	185,068
Amortization of discounts on notes payable	46,252	678,135
Amortization of deferred income realized on UK grant	-	(48,503)
Amortization of deferred gain on sale and leaseback
of building	(105,071)	(102,098)
Common stock issued to employees	198,807	199,578
Stock compensation	342,076	75,000
Loss on sale of equipment and furniture and fixtures	-	7,796
Changes in operating assets and liabilities:
Accounts receivable	(705,118)	779,228
Inventories	523,406	(235,202)
Prepaid expenses and other assets	(93,258)	(22,962)
Accounts payable	169,539	5,458
Accrued expenses and other current liabilities	156,746	(103,255)
Net cash used in operating activities	(199,258)	(216,764)

Investing Activities
Decrease in restricted cash	-	129,074
Proceeds from maturity of certificate of deposit	27,062	27,600
Capital expenditures	(251,687)	(43,990)
Proceeds on sale of equipment and furniture and fixtures	-	3,404
Net cash (used in) provided by investing activities	(224,625)	116,088

Financing Activities
Proceeds from issuance of preferred stock	-	1,500,602
Proceeds from exercise of stock options	4,200	74,550
Proceeds from exercise of common stock warrants	2,045,000	992,601
Payments on note payable, bank	(500,000)	(1,400,000)
Payments on note payable, related party	-	(1,000,000)
Dividend paid on preferred stock	(7,206)	(11,200)
Payments on capital lease obligations	(21,980)	(34,730)
Net cash provided by financing activities	1,520,014	121,823

(continued)

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 2005 and 2004 (continued)

	2005	2004

Effect of exchange rate changes on cash	$(76,547)	$102,040

Net increase in cash	1,019,584	123,187

Cash at beginning of year	755,482	632,295

Cash at end of year	$1,775,066	$755,482

Supplemental Cash Flow Disclosures:
Interest paid	$7,500	$210,766

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of warrants on notes payable	$-	$51,961
Common stock issued for payment of preferred stock dividends	149,959	95,486
Preferred dividends declared	11,201	11,456

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 87 countries. The product is marketed in 14 countries by various country-specific commercial partners. The Company’s credit terms are primarily on a net 30-day basis.

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

Patents and trademarks: The Company currently holds product and technology patents on the female condom in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, Brazil, South Korea and Australia. The Company has the registered trademark "FC Female Condom" in the United States and has trademarks on the names "femidom," "femy," “Reality,” and others in certain foreign countries. Patents are amortized on a straight-line basis over their estimated useful life of 12 years. Trademarks have no carrying value in the accompanying balance sheet at September 30, 2005.

Financial instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Research and development costs: Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2005 and 2004, was approximately $274,000 and $179,000, respectively.

Revenue recognition: The Company recognizes revenue from product sales when each of the following conditions have been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectibility is reasonably assured.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Stock-based compensation: The value of stock options awarded to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost has been recognized, as all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net losses and losses per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method prescribed by Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation):

	Year Ended September 30,
	2005	2004

Net loss attributable to common stockholders, as reported	$(1,516,863)	$(2,125,889)
Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all awards	(824,930)	(769,480)

Pro forma net loss	$(2,341,793)	$(2,895,369)

Basic and diluted loss per common share:
As reported	$(0.07)	$(0.11)

Pro forma	$(0.10)	$(0.15)

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

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares or convertible debt and the exercise of stock options and warrants for all periods. The Company’s dilutive potential common shares were 2,836,472 for the twelve months ended September 30, 2005 and 5,596,617 for the twelve months ended September 30, 2004.

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

Over the years, the Parent Company has financed the operations of its subsidiaries through an intercompany loan with The Female Health Company, plc. which was eliminated upon consolidation. The Company has designated the intercompany loan to be long-term in nature as prescribed by FAS 52. Further, the Company followed the guidance of FAS 52 paragraph 20. b. when translating the subsidiary’s balance sheet for consolidation purposes. This paragraph states that “gains and losses on intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) would not be included in the computation of net income when the entities to the transaction are consolidated.”

The Parent Company forgave a portion of this loan and needed to adjust accumulated other comprehensive income on the balance sheet for the cumulative amount of foreign currency adjustments relating to this portion of the intercompany loan.

Since the currency effect of the change in the intercompany debt flowed through comprehensive income (loss) as income while the debt was outstanding, the Company recorded the currency effect of the debt forgiveness through comprehensive income (loss) as an expense when the debt was forgiven.

New accounting pronouncements: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment. SFAS 123(R) is a replacement of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

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

The Company will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $378,000 of stock compensation expense in the year ending September 30, 2006, related to employee options issued and outstanding at September 30, 2005.

Reclassifications: Certain items in the 2004 financial statements have been reclassified to conform to the 2005 presentation. The reclassifications have had no effect on the net loss for the year then ended.

Note 2.	Inventories

The components of inventory consist of the following at September 30, 2005:

Raw materials	$511,551
Work in process	182,656
Finished goods	214,028
Less allowance for obsolescence	(24,526)
$883,709

Note 3.	Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at September 30, 2005:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Subject to amortization:
Patents	$1,123,214	$1,079,405

Amortization expense recognized on all amortizable intangible assets totaled $136,818 and $132,947 for the years ended September 30, 2005 and 2004, respectively.

Estimated aggregate amortization expense for the year ending September 30, 2006, is $43,809.

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

On May 19, 2004, the Company amended its previous credit facility and two line of credit agreements with Heartland Bank and established three promissory notes totaling $2,500,000. The first promissory note replaces the previous credit facility, and had an initial outstanding balance of $1,000,000, bears interest payable at a rate of 10 percent per year and extended the due date of the credit facility to July 1, 2006. Related to this renewal the Company issued the Heartland Bank warrants to purchase 50,000 shares of the Company’s common stock at $2.65 per share. The warrants were valued at $51,961 and these were recorded by the Company as additional paid-in capital and a discount on the credit facility.

As of September 30, 2004, the Company had $500,000 remaining due under this credit facility. The credit facility is recorded at September 30, 2004, net of unamortized discount of $46,252. The remaining due amount of $500,000 was paid off as part of the warrant exercise program discussed in detail in Note 7, Common Stock Purchase Warrants.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire July 1, 2006. The two notes total $1,500,000 and bear interest payable at a rate of prime plus 2% (prime rate was 6.75% at September 30, 2005). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company.  No amounts are outstanding under the revolving notes at September 30, 2005.

Interest expense to related parties was $53,752 and $894,385 for the years ended September 30, 2005 and 2004, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.	Operating Leases and Rental Expense

The Company has a lease agreement for office space with an unrelated third party which expires September 2006. The lease requires monthly payments of $6,055 plus real estate taxes, utilities, and maintenance expenses. The Company was required to make an initial security deposit of $115,000 which has been reduced to $23,000 in October 2004. The security deposit is in the form of an irrevocable letter of credit from a bank. The bank presently requires the Company to hold a $23,000 certificate of deposit as collateral for the letter of credit.

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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $474,474 (£268,125) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make an initial security deposit of $396,021 (£268,125) which has been reduced to $172,536 (£97,500) and is included in other assets in the balance sheet at September 30, 2005. The facility had a net book value of $1,398,819 (£810,845) on the date of the transaction. The $1,966,181 (£1,139,155) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 2005, was $1,134,003 (£697,777).

On June 1, 2005, the Company entered into a lease agreement to utilize 1900 square feet of a facility located in Selangor D.E., Malaysia for warehousing and manufacturing FC2. The lease requires an annual payment of $6,840 and the lease expires May 31, 2006. The lease shall automatically renew for an additional six month period, unless either party gives written notice of termination. The Company was not required to make an initial security deposit.

The Company also leases equipment under a lease agreement which expires in March 2006. The aggregate monthly rental was $943 at September 30, 2005.

Details of operating lease expense, including real estate taxes and insurance, are as follows:

	September 30,
	2005	2004

Operating lease expense:
Factory and office leases	$856,525	$788,723
Other	11,314	11,007
	$867,839	$799,730

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.	Operating Leases and Rental Expense (continued)

Future minimum payments under operating leases consisted of the following at September 30, 2005:

Operating
Leases

2006	$587,082
2007	494,664
2008	494,664
2009	494,664
2010	494,664
Thereafter	3,069,993
Total minimum payments	$5,635,731

Note 6.	Income Taxes

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2005 and 2004, is as follows:

	September 30,
	2005	2004

Income tax credit at statutory rates	$(461,000)	$(686,000)
Nondeductible expenses	66,000	42,000
State income tax, net of federal benefits	(64,000)	(96,000)
Benefit of net operating loss not recognized, increase in
valuation allowance	459,000	740,000
	$-	$-

As of September 30, 2005, the Company had federal and state net operating loss carryforwards of approximately $45,966,000 and $27,196,000, respectively, for income tax purposes expiring in years 2010 to 2025. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders' equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $127,000 at September 30, 2005, expiring in years 2006 to 2010. The Company's UK subsidiary, The Female Health Company - UK, plc has UK net operating loss carryforwards of approximately $85,099,000 as of September 30, 2005. These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.	Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2005:

Deferred tax assets:
Federal net operating loss carryforwards	$15,629,000
State net operating loss carryforwards	1,360,000
Foreign net operating loss carryforwards	28,933,000
Foreign capital allowances	416,000
Tax credit carryforwards	127,000
Other	34,000
Total gross deferred tax assets	46,499,000
Valuation allowance for deferred tax assets	46,499,000
Net deferred tax assets	$-

The valuation allowance increased by $5,942,000 and $3,667,000 for the years ended September 30, 2005 and 2004, respectively.

Note 7.	Common Stock

Stock Option Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 174,528 shares available for future grants as of September 30, 2005. The Company has also granted options to one of its legal counsel, an affiliate and consultants. Certain options are vested and exercisable upon issuance and others vest over periods up to three years.

Summarized information regarding all of the Company's stock options is as follows:
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at September 30, 2003	2,665,980	$1.38
Granted	10,000	2.47
Exercised	(59,917)	1.31
Expired or canceled	(38,333)	1.80

Outstanding at September 30, 2004	2,577,730	$1.38
Granted	195,000	1.72
Exercised	(3,000)	1.40
Expired or canceled	(108,750)	1.90

Outstanding at September 30, 2005	2,660,980	$1.39

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Common Stock (Continued)

Option shares exercisable at September 30, 2005 and 2004, are 2,070,051 and 1,279,017, respectively, at weighted average exercise prices of $1.36 and $1.34, respectively.

Options Outstanding and Exercisable

	Number	Wghted. Avg.	Wghted. Avg.	Number	Wghted. Avg.
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	At 9/30/05	Life	Price	At 9/30/05	Price

$0.66	150,000	6.25	$0.66	150,000	$0.66
1.40	2,305,980	7.58	1.40	1,853,366	1.40
1.66	180,000	9.06	1.66	56,219	1.66
2.40	15,000	8.83	2.40	5,836	2.40
2.70	10,000	8.61	2.70	4,630	2.70
	2,660,980	7.62	$1.39	2,070,051	$1.36

The Company granted 195,000 options in 2005 and 10,000 options in 2004 to employees and outside board of directors with exercise prices equal to fair market value of the Company’s stock at the date of grant. Therefore, no compensation expense was recognized related to these options under APB 25 at the date of grant.

The weighted average fair value of employee options granted for the years ended September 30, 2005 and 2004, was $1.33 and $2.10, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatilities ranging from 47.9 percent to 52.8 percent, respectively, and risk-free interest rates ranging from 3.98 percent to 4.78 percent, respectively, expected lives of three years and no dividend yield for the years ended September 30, 2005 and 2004.

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

Common Stock Purchase Warrants

The Company enters into consulting agreements with separate third-party professionals to provide investor relations services and financial advisory services. In connection with the consulting agreements, the Company has historically granted warrants to purchase common stock, although none were issued in 2004 or 2005.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Common Stock (Continued)

In an effort to generate funds for operating needs and to retire outstanding debt, between September 2004 and January 2005, the Company conducted a program to induce the holders of the Company’s outstanding common stock purchase warrants to exercise their warrants. Pursuant to this program, the Company offered an incentive to such holders providing for issuance of (1) shares of the Company’s common stock equal to 10% of the aggregate number of common stock purchase warrants exercised or (2) new common stock purchase warrants equal to 20% of the aggregate number of outstanding warrants exercised containing an exercise price per share equal to the closing price of the Company’s common stock as reported on the OTC Bulletin Board on the date the holder committed to exercise the outstanding warrants. Under this incentive program, one investor exercised 500,000 warrants as of September 30, 2004 and received 550,000 shares of common stock which includes 50,000 incentive shares. The shares were valued at $75,000 and the shares were recorded by the Company in selling, general and administrative expense.

Between October 2004 and January 2005 four investors opted to exercise 1,000,000 warrants and receive 1,100,000 shares of common stock which includes 100,000 incentive shares and two investors opted to exercise 1,200,000 warrants and received 1,200,000 shares of common stock and 240,000 incentive warrants with an exercise price in each case of $1.50 per share and an expiration date of November 23, 2007. Among the seven persons participating in this program were three of the Company’s directors. The Company received aggregate proceeds of $2.5 million from the exercise of the outstanding warrants. The incentive shares and warrants were valued at $342,076 and recorded by the Company in selling, general and administrative expense.

As a result of the inducement program, during 2005, 2,200,000 warrants were exercised. At September 30, 2005, the following warrants were outstanding and exercisable:

Number
Outstanding

Warrants issued in connection with:
Convertible debentures	2,150,000
Convertible preferred stock	30,900
Note payable, bank	340,000
Notes payable, related party	2,039,000
Outstanding at September 30, 2005	4,559,900

Warrants Outstanding and Exercisable

Range of	Number	Wghted. Avg.	Wghted. Avg.
Exercise	Outstanding	Remaining	Exercise
Prices	At 9/30/05	Life	Price

$0.40 to $0.50	364,000	4.48	$0.40
0.51 to 1.00	2,575,000	2.05	0.96
1.01 to 3.00	1,620,900	3.57	1.72
	4,559,900	2.78	$1.19

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Common Stock (Continued)

Issuance of Stock

The Company has issued common stock to consultants for providing investor relation services. In 2004, the Company issued 41,000 shares of common stock with a market value of $72,570 which was recorded as unearned consulting fees and is being recognized over the term of the agreement. In 2005, the Company issued 275,000 shares of common stock with a market value of $423,750 which was recorded as unearned consulting fees and is being recognized over the terms of the agreement. In the past the Company also issued options to purchase shares of its common stock. In 2004 and 2005, the Company did not issue any additional options for providing investor relation services.

Stock Based Compensation Expense

The Company has issued common stock to outside consultants, issued common stock or common stock purchase warrants to certain warrant holders and restrictive common stock to employees. Total stock-based compensation was $928,731 and $459,646 for the years ended September 30, 2005 and 2004, respectively, and is included in selling, general and administrative expenses in the statements of operations.

Note 8.	Preferred Stock

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

The Company issued 473,377 shares of Series 3 Preferred Stock to eleven investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issuance price of $3.17 per share. The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.	Employee Benefit Plans

Employee retirement plan:
The Company has a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $8,000 annual compensation to the plan. The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2005 and 2004. Company contributions were approximately $23,000 and $19,000 for 2005 and 2004, respectively.

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

During 2005, the program provided for the issuance of 80,000 shares of restricted common stock as a bonus to senior management with a market value of $120,000. As of October 1, 2005, the restricted legend was removed. Under the terms of the retention program, employees were granted 13,500 shares of common stock as a retention bonus with a market value of $29,307.

In addition, the Company issued 20,000 shares to new employees during the year ended September 30, 2005. Total expense for these awards was approximately $49,500.

Total expense for all 2005 awards was $198,807 and is included in selling, general and administrative expenses in the statement of operations for the year ended September 30, 2005.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.	Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows.

(Amounts in Thousands)	Net Sales to
	External Customers				Long-Term Assets
	September 30,				September 30,
	2005		2004		2005	2004

United States	$2,280		$2,373		$95	$103
South Africa	2,140	(1)	499		-	-
Botswana	1,050		*		-	-
France	849		1,144	(1)	-	-
Zimbabwe	697		1,480	(1)	-	-
Congo	*		489		-	-
Kenya	*		698		-	-
United Kingdom	*		*		541	502
Other	4,146		2,299		-	-
	$11,162		$8,982		$636	$605
* Less than 5 percent of total net sales

(1) Comprised of a single customer considered to be a major customer (exceeds 10% of net sales).

Note 11.	Contingent Liabilities

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