Form 10QSB
period 2005-12-31
FEMALE HEALTH CO
filed 2006-02-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

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
If Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES  [ X ]      NO  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   YES  [    ]      NO  [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value - 23,823,756 shares outstanding as of February 13, 2006

Transitional Small Business Disclosure Format (check one):
YES  [    ]       NO  [ X ]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.    FINANCIAL INFORMATION AND MANAGEMENT'S
                  DISCUSSION AND ANALYSIS:

PART II.    OTHER INFORMATION

Items 1 - 5	21

Exhibits	21

SIGNATURES	23

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2005	September 30, 2005
Current Assets:
Cash	$1,003,639	$1,775,066
Restricted cash	169,844	-
Accounts receivable, net	3,067,906	2,040,476
Inventories, net	1,051,432	883,709
Prepaid expenses and other current assets	249,102	344,383
TOTAL CURRENT ASSETS	5,541,923	5,043,634

Other Assets
Certificate of deposit	48,515	47,934
Patents, net	10,685	43,809
Other	180,672	185,625
	239,872	277,368
EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	202,005	207,819
Equipment and furniture and fixtures	4,439,903	4,556,277
Less accumulated depreciation and amortization	4,307,436	4,405,947
	334,472	358,149
TOTAL ASSETS	$6,116,267	$5,679,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$892,619	$559,414
Accrued expenses and other current liabilities	933,663	664,709
Preferred dividends payable	6,826	11,201
TOTAL CURRENT LIABILITIES	1,883,108	1,235,324

Deferred gain on sale of facility	1,076,977	1,134,003

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	236,117	234,973
Additional paid-in-capital	63,024,752	62,836,236
Unearned consulting fees	(269,440)	(105,449)
Deferred compensation	(150,131)	-
Accumulated deficit	(59,884,277)	(59,944,229)
Accumulated other comprehensive income	275,943	315,075
Treasury stock, at cost	(32,076)	(32,076)
TOTAL STOCKHOLDERS’ EQUITY	3,206,182	3,309,824
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,116,267	$5,679,151

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,

	2005	2004

Net revenues	$3,408,062	$1,628,241
Cost of products sold	1,795,185	1,099,086
Gross profit	1,612,877	529,155
Advertising and promotion	50,105	4,588
Selling, general and administrative	1,429,350	1,652,714
Research and development	31,446	17,686
Total operating expenses	1,510,900	1,674,988
Operating income (loss)	101,977	(1,145,833)

Interest, net and other (income) expense	(5,322)	52,925
Foreign currency transaction loss (gain)	6,704	(16,320)
Net income (loss)	100,595	(1,182,438)

Preferred dividends, Class A, Series 1	2,823	3,048
Preferred dividends, Class A, Series 3	37,820	37,779
Net income (loss) attributable to common stockholders	$59,952	$(1,223,265)

Basic and diluted net income (loss) per common share outstanding	$0.00	$(0.06)

Weighted average common shares outstanding - basic and diluted	23,595,226	22,156,056

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,

	2005	2004
OPERATIONS:
Net income (loss)	$100,595	$(1,182,438)
Adjustment for noncash items:
Depreciation and amortization	22,370	26,373
Interest added to certificate of deposit	(581)	(1,093)
Amortization of discounts on notes payable	-	46,252
Amortization of unearned consulting fees	91,009	84,071
Common stock issued for bonuses	50,044	56,672
Stock compensation	-	322,076
Changes in operating assets and liabilities	(882,163)	(15,127)
Net cash used in operating activities	(618,725)	(663,214)

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	-	27,062
Increase in restricted cash	(169,844)	-
Capital expenditures	(377)	(20,371)
Net cash (used in) provided by investing activities	(170,221)	6,691

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	-	1,945,000
Proceeds from exercise of common stock options	1,400	-
Payments on note payable, bank	-	(500,000)
Dividends paid on preferred stock	(7,200)	(7,206)
Payments on capital lease obligations	-	(5,570)
Net cash (used in) provided by financing activities	(5,800)	1,432,224
Effect of exchange rate changes on cash	23,319	(27,320)
(DECREASE) INCREASE IN CASH	(771,427)	748,381
Cash at beginning of period	1,775,066	755,482
CASH AT END OF PERIOD	$1,003,639	$1,503,863

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$37,820	$37,779
Issuance of restricted stock to employees	200,175	131,625
Issuance of common stock and warrants provided as incentives for exercising warrants	-	322,076
Accrued expense incurred for restricted common stock granted to employees and consultants	304,725	214,500
Issuance of warrants on credit facility	-	76,822
Preferred dividends declared	2,823	3,048

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

Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

Restricted cash:

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds provider. The expiration of the bond is defined by the completion of an event such as, but not limited to, delivery of goods or at a period of time after product has been distributed.

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

	Three Months Ended December 31,
	2005	2004

Net income (loss) attributable to common stockholders, as reported	$59,952	$(1,223,265)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(213,854)	(175,802)
Pro forma net loss	$(153,902)	$(1,399,067)
Net income (loss) per share:
As reported	$0.00	$(0.06)

Pro forma	$(0.00)	$(0.06)

Reclassification:

Certain items in the financial statements for the three months ended December 31, 2005 have been reclassified to be consistent with the presentation shown for the three months ended December 31, 2004.

NOTE 2 - Earnings Per Share

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock or convertible debt and the exercise of stock options and warrants for all periods. The Company’s dilutive potential common shares were 2,657,607 for the three months ended December 31, 2005 and 3,205,190 for the three months ended December 31, 2004.

Fully diluted (loss) per share is not presented since the effect would be anti-dilutive.

NOTE 3 - Comprehensive Income (Loss)

Total comprehensive income (loss) was $20,820 for the three months ended December 31, 2005 and $(1,088,422) for the three months ended December 31, 2004.

NOTE 4 - Inventories

The components of inventory consist of the following:

	December 31, 2005	September 30, 2005

Raw material and work in process	$888,000	$511,551
Finished goods	190,969	182,656
Inventory, gross	1,078,969	214,028
Less: inventory reserves	(27,537)	(24,526)
Inventory, net	$1,051,432	$883,709

NOTE 5 - Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at December 31, 2005 and September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Patents as of December 31, 2005	$1,123,214	$1,112,529
Patents as of September 30, 2005	$1,123,214	$1,079,405

Amortization expense recognized on all amortizable intangible assets totaled $32,345 and $34,668 for the three months ended December 31, 2005 and 2004, respectively.

Estimated aggregate amortization expense for the year ending September 30, 2006 is $10,685.

NOTE 6 - Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)
	Net Sales to External Customers For the Three Months Ended					Long-Lived Assets As of
	December 31,					December 31,	September 30,
	2005		2004			2005	2005

Brazil	$1,340	(1)	$	*		$-	$-
United States	480			394		89	95
Venezuela	429	(1)		388	(1)	-	-
Namibia	342	(1)		*		-	-
France	*			108		-	-
South Africa	296			*		-	-
United Kingdom	*			*		485	541
Other	521			738		-	-

	$3,408			$1,628		$574	$636

*  Less than 5 percent of total net sales
(1) Each country is comprised of a single customer considered to be a major customer (exceeds 10% of net sales).

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

The product is currently sold or available in various venues. It is commercially marketed in 14 countries by various FHC country specific partners, including the United States, the United Kingdom, Canada, France, and Brazil. Currently there are programs and/or pilot studies ongoing in 100 countries.

Product

FC is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC lines the vagina, preventing skin from touching skin during intercourse. FC pre-lubricated and disposable and is intended for use during only one sex act.

In 2005, FHC announced that it had completed development of its second generation female condom, FC2. FC2 is made of a nitrile polymer which allows for a more rapid and economical manufacturing process. FC2 has the same physical design, specifications, safety and efficacy profile as the female condom the Company now sells. FC2 has been approved by the European Union (“EU”) and received the CE mark and is under review by the World Health Organization (“WHO”). FHC is in discussion with the U.S. Food and Drug Administration (the “FDA”) regarding requirements for U.S. distribution. To date, the Company has not yet completed any sales or received any orders for FC2.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The current term of the agreement expires on December 31, 2006 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) reported that at the end of 2005, 43 million people globally are living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken up to 100 million people will die of AIDS by 2020.

Currently there are only two products approved by the FDA that prevent the transmission of HIV/AIDS through sexual intercourse--the latex male condom and the FC female condom.

The Condom Market

Estimates for the global annual market for male condoms are between 6-9 billion units. In addition, given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the need for condoms, both male and female, may be as high as 29 billion units in the next 6 years.

The FC Female Condom and the Male Condom

FC is currently the only available barrier contraceptive method approved by FDA or listed as an essential product by WHO that is controlled by women which allows them to protect themselves from unintended pregnancy and STDs, including HIV/AIDS. The most important advantage is that using FC, a woman has a prevention method she controls as many men do not like to wear male condoms and may refuse to do so.

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

Female Condom Reuse

Studies have shown that FC can be reused up to five times. The WHO has noted the procedure to use regarding the washing and preparation of FC if it is going to be reused, on its website. WHO, UNAIDS and FHC all make the statement that FC should only be reused when a new female condom is not available.

Worldwide Regulatory Approvals

FC received Pre-Market Approval ("PMA") as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the EU and in most countries of the world. In addition to the United States and the EU, several other countries have formally reviewed and approved FC for sale, including Canada, Australia, Japan and India.

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

Strategy

The Company's strategy is to fully develop the market for FC on a global basis. In doing so it has extensive contacts and works with multiple public sector organizations including WHO, UNFPA, UNAIDS, USAID, country specific health ministries and NGO’s and commercial partners in various countries. In addition, the Company conducts research and development on advanced versions of FC which have resulted in FC2, its second generation product. In pursuing this strategy the Company manufactures the first generation FC in London, England and FC2 in Selangor D.E. Malaysia and sells to the global public sector, United States public sector and commercial partners for country specific marketing. The public sector and commercial partners assume the cost of shipping and marketing the product. As a result, as volume increases, the Company’s operating expenses will not increase significantly.

The Company filed a patent on a second generation product (FC2) in 2003. It completed development in 2005. FC2 has been approved by the EU and received the CE mark. The FC2 data base is currently under review by WHO and the Company is in discussions with the FDA regarding FDA requirements for U.S. distribution. Because of its modified manufacturing procedure, it is expected that having FC2 available will result in a meaningful reduction in cost to manufacture FC, and thus ultimately reduce the cost to customers based on the purchase of sufficient volume. It is the Company’s objective to use this opportunity to accelerate market penetration.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 14 countries with major programs in 12 countries, including the United States, Canada, Brazil, Mexico, Spain, France and India. The agreements are generally exclusive for a single country. Under these agreements, each partner markets and distributes FC in a single country and the Company manufactures FC and sells the product to the partner for distribution in that country.

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

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which is negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.36 and £0.42.5 (pounds), or approximately $0.62 to $0.73. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing FC in developing countries. Sales of FC are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2006, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. FC is available in 87 countries through public sector distribution.

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

Medtech Products (MP) Ltd. is a condom company with a manufacturing facility in Chennai, India, which has developed the V/A - Feminine Condom, MP’s version of a latex female condom. USAID and Family Health International (FHI) are currently evaluating the MP condom for consideration to move into Phase 3 clinical study, having already completed Phases 1 and 2. The manufacturing process has a CE mark for distribution in Europe and is available in German stores. Additionally, the Indian Drug Controller approval was received in January 2003. The product has not received FDA approval nor has it been listed as an essential product by WHO.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

The Company had net revenues of $3,408,062 and net income attributable to common stockholders of $59,952 or $0.00 per share for the three months ended December 31, 2005 compared to net revenues of $1,628,241 and a net loss attributable to common stockholders of $(1,223,265) or $(0.06) per share for the three months ended December 31, 2004.

Gross profit increased $1,083,722, or 205%, to $1,612,877 for the three months ended December 31, 2005 from $529,155 for the three months ended December 31, 2004. The improvement was a result of increased net revenues more than offsetting the less than proportionate increase in variable and fixed costs incurred to manufacture the product.

Net revenues increased $1,779,821 for the three months ended December 31, 2005, or 109%, compared with the same period last year. The expanding net revenues resulted from higher unit sales shipped to global and domestic public sector customers.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $696,099, or 63%, to $1,795,185 for the three months ended December 31, 2005 from $1,099,086 for the same period last year. The less than proportionate increase between years is due to lower direct material, direct labor and indirect production costs per unit as a result of efficiencies experienced as a byproduct of significantly increased production levels.

Advertising and promotion expenditures increased $45,517 to $50,105 for the three months ended December 31, 2005 from $4,588 for the same period in the prior year. The variance resulted from the Company hiring a public relations firm during the third quarter of the 2005 fiscal year which continues to assist in promotional efforts related to the worldwide FC2 product launch. No such expenses were incurred during the same period of the prior year.

Selling, general and administrative expenses decreased $223,364, or 14%, to $1,429,350 for the three months ended December 31, 2005 from $1,652,714 for the three months ended December 31, 2004. The decrease was primarily due to a reduction of non-cash stock compensation between years offset partially by a rise in outside consulting fees. The higher non-cash stock compensation costs incurred during the first quarter of the prior year was result of the Company recording $322,076 in non-recurring charges related to shares of common stock and stock purchase warrants issued as an inducement by the Company to existing warrant holders who exercised common stock purchase warrants. No such inducement occurred during the first quarter of the current fiscal year. The higher consulting fees represented services related to the documentation, design and testing stages required to develop an Information Technology internal control environment to comply with Section 404 of the Sarbanes-Oxley Act. During the current quarter expenses relating to the Sarbanes-Oxley implementation totaled $161,156 compared to $65,383 during the same period in the prior year.

Research and development cost increased $13,760 to $31,446 for the three months ended December 31, 2005 from $17,686 for the same period in the prior year.

In the category of net interest expense and miscellaneous income/expense, the Company recorded income of $5,322 for the three months ended December 31, 2005 compared to $52,925 of expense for the same period last year, for an improvement of $58,247. The improvement was a result of the Company eliminating its remaining debt outstanding of $500,000 during the latter part of the first quarter of fiscal 2005 and not subsequently issuing any new debt. The result of the debt reduction was the elimination of interest paid and non-cash expenses incurred from the amortization of discounts on a credit facility during the current quarter as compared to the same period in the prior year.

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

As part of this strategy, on September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC to USAID through December 31, 2006 principally for use in family planning programs supported by USAID in developing countries. USAID also has the option to order up to 8 million units of FC for the 2005 and 2006 calendar years. USAID has the right to terminate the agreement at any time for its sole convenience, and no assurance can be given as to the amount of FC that USAID will purchase during the term of the agreement. As of February 13, 2006, USAID has purchased 3.9 million units.

On March 25, 2004, the Company appointed Global Protection Corporation ("Global") as the exclusive distributor of the female condom for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of February 13, 2006, Global has purchased 742,000 units.

On December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sector sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. As a result, effective January 1, 2005, TAG was rewarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG is now required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. As of February 13, 2006, TAG has purchased 640,000 units under the extension.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first three months of fiscal 2006, 81% of the Company’s net revenues, 80% of the Company’s cost of products sold and 39% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately 39%, 13% and 10% of net revenues in the first three months of fiscal 2006 were to the Company’s customers in Brazil, Venezuela, and Namibia respectively. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first three months of fiscal 2006, the Company estimates that the net impact of the unfavorable exchange rate fluctuations was approximately $92,000.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.2 million for fiscal 2004 and 2005. During the first quarter of fiscal 2006, cash used in continuing operations was $0.6 million as a result of significant increase in quarter-end shipments at end of the current quarter compared to that experienced at September 30, 2005.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

At December 31, 2005, the Company had working capital of $3.7 million and stockholder’s equity of $3.2 million compared to working capital of $3.8 million and stockholder’s equity of $3.3 million as of September 30, 2005.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire July 1, 2006. These notes were extended on July 20, 2005, at the same terms held when the notes initially became effective on May 19, 2004. These notes bear interest payable at a rate of prime plus 2% (prime rate was 7.25% at December 31, 2005). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts are outstanding under the revolving notes at December 31, 2005.

The Company believes its current cash position is adequate to fund the operations of the Company for the year ending September 30, 2006, although no assurances can be made that that such cash will be adequate. In addition, the Company may sell equity securities to raise additional capital and may have access to borrowings under the Heartland Bank facility.

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

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1-5

Not applicable.

ITEM 6.     Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  February 14, 2006

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE:  February 14, 2006

/s/ Donna Felch
Donna Felch, Vice President and
Chief Financial Officer