Form 10QSB
period 2006-03-31
FEMALE HEALTH CO
filed 2006-05-12
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
YES   [X]     NO  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).      YES  [   ]      NO   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
Common Stock, $.01 Par Value - 24,162,113 shares outstanding as of May 12, 2006

Transitional Small Business Disclosure Format (check one):            YES  [   ]        NO  [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION AND MANAGEMENT'S
       DISCUSSION AND ANALYSIS:

PART II. OTHER INFORMATION

Items 1 - 5	23

Exhibits and Reports on Form 8-K	24

SIGNATURES	26

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2006	September 30, 2005
Current Assets:
Cash	$1,736,555	$1,775,066
Restricted cash	195,942	-
Accounts receivable, net	2,416,004	2,040,476
Inventories, net	962,349	883,709
Certificate of deposit	49,090	-
Prepaid expenses and other current assets	212,837	344,383
TOTAL CURRENT ASSETS	5,572,777	5,043,634

Other Assets
Certificate of deposit	-	47,934
Patents, net	-	43,809
Other	186,745	185,625
	186,745	277,368
EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	206,100	207,819
Equipment and furniture and fixtures	4,482,688	4,556,277
Total equipment, furniture and fixtures	4,688,788	4,764,096
Less accumulated depreciation and amortization	4,365,947	4,405,947
	322,841	358,149
TOTAL ASSETS	$6,082,363	$5,679,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$564,355	$559,414
Accrued expenses and other current liabilities	644,815	664,709
Preferred dividends payable	5,587	11,201
TOTAL CURRENT LIABILITIES	1,214,757	1,235,324

Deferred gain on sale of facility	1,065,058	1,134,003

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	238,619	234,973
Additional paid-in-capital	63,437,672	62,836,236
Unearned consulting fees	(178,432)	(105,449)
Deferred compensation	(118,663)	-
Accumulated deficit	(59,847,859)	(59,944,229)
Accumulated other comprehensive income	297,993	315,075
Treasury stock, at cost	(32,076)	(32,076)
TOTAL STOCKHOLDERS’ EQUITY	3,802,548	3,309,824
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,082,363	$5,679,151

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2006	2005

Net revenues	$3,692,871	$3,677,975
Cost of products sold	2,163,122	2,112,525
Gross profit	1,529,749	1,565,450
Advertising and promotion	58,677	14,020
Selling, general and administrative	1,394,343	1,384,754
Research and development	22,043	63,389
Total operating expenses	1,475,063	1,462,163
Operating income	54,686	103,287
Interest, net and other (income) expense	(9,524)	(4,537)
Foreign currency transaction (gain) loss	(11,968)	6,316
Net income	76,178	101,508

Preferred dividends, Class A, Series 1	2,762	2,537
Preferred dividends, Class A, Series 3	36,998	36,998
Net income attributable to common stockholders	$36,418	$61,973

Basic and diluted net income per common share outstanding	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	23,833,768	23,325,438

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31,

	2006	2005

Net revenues	$7,100,933	$5,306,217
Cost of products sold	3,958,307	3,211,612
Gross profit	3,142,626	2,094,605
Advertising and promotion	108,782	18,608
Selling, general and administrative	2,823,692	3,037,468
Research and development	53,489	81,075
Total operating expenses	2,985,963	3,137,151
Operating income (loss)	156,663	(1,042,546)

Interest, net and other (income) expense	(14,846)	48,388
Foreign currency transaction gain	(5,264)	(10,004)
Net income (loss)	176,773	(1,080,930)
Preferred dividends, Class A, Series 1	5,585	5,585
Preferred dividends, Class A, Series 3	74,818	74,777
Net income (loss) attributable to common stockholders	$96,370	$(1,161,292)

Basic and diluted net income (loss) per common share outstanding	$0.00	$(0.05)

Weighted average common shares outstanding - basic and diluted	23,713,186	22,737,552

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,

	2006	2005

OPERATIONS:
Net income (loss)	$176,773	$(1,080,930)
Adjustment for noncash items:
Depreciation and amortization	21,147	45,550
Interest added to certificate of deposit	(1,156)	(1,519)
Amortization of discounts on notes payable	-	46,252
Amortization of unearned consulting fees	182,018	168,143
Common stock issued for bonuses	230,094	101,953
Stock compensation	-	342,076
Changes in operating assets and liabilities	(440,873)	(35,886)
Net cash provided by (used in) operating activities	168,003	(414,361)

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	-	27,062
Increase in restricted cash	(169,844)	-
Capital expenditures	(11,250)	(161,326)
Net cash used in investing activities	(181,094)	(134,264)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	-	2,045,000
Proceeds from exercise of common stock options	1,400	4,200
Payments on note payable, bank	-	(500,000)
Dividends paid on preferred stock	(11,200)	(7,206)
Payments on capital lease obligations	-	(11,340)
Net cash (used in) provided by financing activities	(9,800)	1,530,654
Effect of exchange rate changes on cash	(15,620)	45,451
(DECREASE) INCREASE IN CASH	(38,511)	1,027,480
Cash at beginning of period	1,775,066	755,482

CASH AT END OF PERIOD	$1,736,555	$1,782,962

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$74,818	$74,761
Issuance of restricted stock to employees	225,225	131,625
Issuance of common stock and warrants provided as incentives for exercising warrants	-	342,076
Accrued expense incurred for restricted common stock granted to employees and consultants	74,775	64,500
Issuance of warrants on credit facility	-	76,822
Preferred dividends declared	5,585	5,590

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

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the female condom, "FC," in the U.S. and "femidom," "femy" and "the female condom" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England and leases 1,900 sq. ft. of a manufacturing facility located in Selangor D.E., Malaysia.

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

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005

Net income (loss) attributable to common stockholders, as reported	$36,418	$61,973	$96,370	$(1,161,292)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(209,204)	(190,919)	(423,058)	(366,721)
Pro forma net loss	$(172,786)	$(128,946)	$(326,688)	$(1,528,013)

Net income (loss) per share:
As reported	$0.00	$0.00	$0.00	$(0.05)
Pro forma	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Reclassification:

Certain items in the financial statements for the three and six months ended March 31, 2005 have been reclassified to be consistent with the presentation shown for the three and six months ended March 31, 2006.

NOTE 2 - Earnings Per Share

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock or convertible debt and the exercise of stock options and warrants for all periods. The Company’s dilutive common shares were 2,515,004 and 2,779,467 for the three and six months ended March 31, 2006 and 3,286,048 and 3,181,126 for the three and six months ended March 31, 2005.

Fully diluted earnings (loss) per share is not presented since the effect would be anti-dilutive or the same as basic earnings per share.

NOTE 3 - Comprehensive Income (Loss)

Total comprehensive income (loss) was $98,228 and $159,691 for the three and six months ended March 31, 2006 and $149,838 and $(938,584) for the three and six months ended March 31, 2005.

NOTE 4 - Inventories

The components of inventory consist of the following:

	March 31, 2006	September 30, 2005

Raw material and work in process	$879,595	$694,207
Finished goods	151,725	214,028
Inventory, gross	1,031,320	908,235
Less: inventory reserves	(68,971)	(24,526)
Inventory, net	$962,349	$883,709

NOTE 5 - Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at March 31, 2006 and September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Patents as of March 31, 2006	$1,123,214	$1,123,214
Patents as of September 30, 2005	$1,123,214	$1,079,405

Amortization expense recognized on all amortizable intangible assets totaled $43,340 and $70,589 for the six months ended March 31, 2006 and 2005, respectively.

As a result of the patents becoming fully amortized as of March 31, 2006, no additional amortization expense will be incurred for the patents in future periods.

NOTE 6 - Industry Segments And Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)

	Net Sales to external Customers For the Six Months Ended				Long-Lived Assets As of
	March 31,				March 31,	September 30,
	2006		2005		2006	2005

Brazil	$1,366	(1)	$	*	$-	$-
United States	937			864	48	95
South Africa	474			2,083
Venezuela	431			392	-	-
Zimbabwe	406			*	-	-
Namibia	386			*	-	-
Tanzania	386			*	-	-
Botswana	*			467	-	-
United Kingdom	*			*	256	333
Malaysia	*			*	206	208
Other	2,715			1,500	-	-
	$7,101			$5,306	$510	$636

* Less than 5 percent of total net sales
(1) Comprised of a customer that is considered to be a major customer (exceeds 10% of net sales).

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

The product is currently sold or available through various channels. It is commercially marketed in 14 countries by various FHC country specific partners, including the United States, the United Kingdom, Canada, France, and Brazil. Public sector female condom programs in various stages are on-going in over 70 countries.

Product

FC is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC lines the vagina, preventing skin from touching skin during intercourse. FC is pre-lubricated and disposable and is intended for use during a single sex act.

In September, 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 is made of a nitrile polymer which allows for a more rapid and economical manufacturing process. FC2 has the same physical design, specifications, safety and efficacy profile as the female condom the Company now sells. FC2 has been approved by the European Union (“EU”) and received the CE mark. The FC2 technical dossier is currently under review by the World Health Organization (“WHO”). FHC is in discussion with the U.S. Food and Drug Administration (the “FDA”) regarding requirements for U.S. distribution.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The current term of the agreement expires on December 31, 2006 and automatically renews for an additional one year periods unless either party gives at least 12 months prior written notice of termination.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) reported that at the end of 2005, 43 million people globally are living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken, up to 100 million people will die of AIDS by 2020.

The Condom Market

The annual global market for male condoms is estimated to be between 6-9 billion units. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual demand for condoms, both male and female, will reach 19 billion within the next ten years.

The FC Female Condom and the Male Condom

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse, the male latex condom, the male polyurethane condom and the FC female condom. FC is the only barrier contraceptive controlled by women. It provides women an option for protection against STD’s (including HIV/AIDS) and pregnancy. It is also an alternative when male condoms are not used for reasons of latex sensitivity or choice.

The polyurethane material that is used for FC offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is much stronger than latex, reducing the probability that FC sheath will tear during use. Unlike latex, polyurethane quickly transfers heat, so FC immediately warms to body temperature when it is inserted, which may result in increased pleasure and sensation during use. The product offers an alternative to the 7 % to 20% of the population that is latex sensitive and unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to date to polyurethane. FC is also more convenient, as it can be inserted before arousal, eliminating disruption during sexual intimacy.

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

Female Condom Reuse

Studies have shown that FC can be reused up to five times. The WHO posted a validated reuse protocol on its website. However, WHO, UNAIDS and FHC all advise that FC should only be reused when a new female condom is not available.

Worldwide Regulatory Approvals

FC received Pre-Market Approval ("PMA") as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market the female condom throughout the EU and in most countries of the world. In addition to the United States and the EU, several other countries have formally reviewed and approved FC for sale, including Canada, Australia, Japan, Brazil and India.

The Company believes that FC’s PMA and FDA classification as a Class III Medical Device create a significant barrier to entry in the U.S. market. The Company estimates that it would take a competitor a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom in the U.S.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC.

Strategy

The Company’s strategy is to fully develop the market for FC on a global basis. In doing so, it has extensive contacts and works with multiple public health sector organizations including WHO, UNFPA, UNAIDS, USAID, country-specific health ministries and NGO’s and commercial partners in various countries. In addition, the Company conducts research and development on advanced versions of FC which have resulted in FC2, its second generation product. In pursuing this strategy, the Company manufactures the first generation product, FC, in London, England and FC2 in Selangor D.E. Malaysia. FC is sold to the global public sector, United States public sector and commercial partners for country-specific marketing. The public sector and commercial partners assume the cost of shipping and marketing the product. As a result, as volumes increase, the Company’s operating expenses will not increase significantly. The Company does provide a technical sales support function with a representative responsible for each of the major regions of the world: Asia, Africa, Europe, North America and Latin America.

The Company filed a patent on a second generation synthetic nitrile product (FC2) in 2003. Development of FC2 was completed in 2005. FC2 received the CE mark from the European Union. The FC2 technical dossier is currently under review by WHO and the Company is in discussions with the FDA regarding FDA requirements for U.S. distribution. It is expected that FC2 will result meaningful reductions in manufacturing costs due to the material and cost effective manufacturing process utilized. The reduction in costs will allow for a revised customer pricing schedule based on volume of purchases with the objective of accelerating market penetration.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 14 countries with major programs in 12 countries, including the United States, Canada, Brazil, Mexico, Spain, France and India. Under these agreements the Company manufactures and sells FC to the distributor partners, who, in turn market and distribute the product in the established territory.

On March 28, 2006, the Company signed an agreement with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan, appointing Fuji Latex as FHC’s exclusive marketer and distributor of the female condom in Japan. Fuji Latex has initiated commercial distribution of the female condom in Japan.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.37 and £0.425 (pounds), or approximately $0.65 to $0.74. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing FC in developing countries. Sales of FC are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The term of the agreement currently expires on December 31, 2006, but automatically renews for additional one-year periods unless either party gives at least 90 days prior written notice of termination. FC is available in 87 countries through public sector distribution.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood.

Manufacturing Facilities

The Company manufactures FC in a 40,000 square-foot leased facility in London, England. The facility is currently capable of producing 60 million units per year.

The Company manufactures and warehouses FC2 within a leased facility located in Selangor D.E., Malaysia. The facility is presently capable of producing 7.5 million units per year. The Company intends to expand its capacity at this location and/or manufacture at additional locations as the demand for FC2 develops.

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

Medtech Products (MP) Ltd. is a condom company with a manufacturing facility in Chennai, India, which has developed the V/A - Feminine Condom, MP’s version of a latex female condom. USAID and Family Health International (FHI) are currently evaluating the MP condom for consideration to move into Phase 3 clinical study, having already completed Phases 1 and 2. The manufacturing process has a CE mark for distribution in Europe and may be available in other countries. Additionally, the Indian Drug Controller approval was received in January 2003. The product has not received FDA approval nor has it been listed as an essential product by WHO.

It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

The Company currently holds product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People's Republic of China, South Korea and Australia. These patents expire between 2006 and 2013. Additional patent applications are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications are directed to cover the key aspects of the second generation female condom, FC2, including its overall design and manufacturing process.

The Company has the registered trademark “FC Female Condom” in the United States.  The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy", “Reality” and others, including FC2. In addition, the experience that has been gained through years of manufacturing FC has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further secure its competitive position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

The Company had net revenues of $3,692,871 and net income attributable to common stockholders of $36,418 or $0.00 per share for the three months ended March 31, 2006 compared to net revenues of $3,677,975 and net income attributable to common stockholders of $61,973 or $0.00 per share for the three months ended March 31, 2005.  The Company estimates that foreign currency exchange losses reduced net income by approximately $104,000 for the second quarter of fiscal year 2006.

Gross profit decreased $35,701, or 2%, to $1,529,749 for the three months ended March 31, 2006 from $1,565,450 for the three months ended March 31, 2005.

Net revenues increased $14,896 for the three months ended March 31, 2006, compared with the same period last year. The strong revenue performance the Company experienced during both periods was a result of an above average volume of units shipped to global public sector customers during the second quarter of both the current and prior fiscal year. The number of units shipped in the quarter ended March 31, 2006 was the highest in the Company’s history.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $50,597, or 2%, to $2,163,122 for the three months ended March 31, 2006 from $2,112,525 for the same period last year. The increase is due to marginally higher direct labor costs caused by temporary inefficiencies, a byproduct of scaling up to and sustaining increased production levels to satisfy demand.

Advertising and promotion expenditures increased $44,657 to $58,677 for the three months ended March 31, 2006 from $14,020 for the same period in the prior year. The increase relates to fees paid to a public relations firm the Company hired during the third quarter of the 2005 fiscal year which continues to assist in promotional efforts related to FC2 and the global contribution to women’s health.

Selling, general and administrative expenses increased $9,589, or 1%, to $1,394,343 for the three months ended March 31, 2006 from $1,384,754 for the three months ended March 31, 2005. The Company experienced higher compensation costs that were essentially offset by reductions in amortization of intangible assets and bad debt expense. The decrease in patent amortization is due to the related assets becoming fully amortized during the mid-point of the current quarter. The decline in bad debt expense was a result of improved cash collections and aging of the account receivable balance as of the end of the current quarter.

Research and development cost decreased $41,346 to $22,043 for the three months ended March 31, 2006 from $63,389 for the same period in the prior year, reflecting completion of most of the FC2 development cost.

In the category of net interest expense and miscellaneous income/expense, the Company recorded income of $9,524 for the three months ended March 31, 2006 compared to income of $4,537 for the same period last year, for an increase of $4,987.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO SIX MONTHS ENDED MARCH 31, 2005

The Company had net revenues of $7,100,933 and net income attributable to common stockholders of $96,370 or $0.00 per share for the six months ended March 31, 2006 compared to net revenues of $5,306,217 and a net loss attributable to common stockholders of $(1,161,292) or $(0.05) per share for the six months ended March 31, 2005.  The Company estimates that foreign currency exchange losses reduced net income by approximately $196,000 during the six months ended March 31, 2006.

Gross profit increased $1,048,021, or 50%, to $3,142,626 for the six months ended March 31, 2006 from $2,094,605 for the six months ended March 31, 2005. The improvement was a result of increased net revenues more than offsetting the less than proportionate increase in variable and fixed costs incurred to manufacture the product.

Net revenues increased $1,794,716 for the six months ended March 31, 2006, or 34%, compared with the same period last year. The net revenues growth was attributable to an increase in units sold to global and domestic public sector customers.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $746,695, or 23%, to $3,958,307 for the six months ended March 31, 2006 from $3,211,612 for the same period last year. The less than proportionate increase exists because of lower direct material, labor and indirect production costs per unit resulting from efficiencies due to sustaining increased production levels during the first half of the current fiscal year.

Advertising and promotion expenditures increased $90,174 to $108,782 for the six months ended March 31, 2006 from $18,608 for the same period in the prior year. The increase relates to fees paid to a public relations firm during the third quarter of the 2005 fiscal year which continues to assist in promotional efforts related to FC2 and the global contribution of FHC to women’s health.

Selling, general and administrative expenses decreased $213,776, or 7%, to $2,823,692 for the six months ended March 31, 2006 from $3,037,468 for the six months ended March 31, 2005. The decrease was due to a reduction of non-cash stock compensation partially offset by a rise in outside consulting fees. $342,076 of stock compensation was incurred during the first half of the prior fiscal year as a result of issuing common stock and stock purchase warrants as an inducement to warrant holders who exercised common stock purchase warrants. No such inducement occurred during the first half of the current fiscal year. The higher consulting fees represented services rendered to develop an Information Technology internal control environment to comply with Section 404 of the Sarbanes-Oxley Act. During the first half of the current fiscal year expenses relating to the Sarbanes-Oxley implementation totaled $203,807 compared to $109,187 during the same period in the prior year.

Research and development cost decreased $27,586 to $53,489 for the six months ended March 31, 2006 from $81,075 for the same period in the prior year.

In the category of net interest expense and miscellaneous income/expense, the Company recorded income of $14,846 for the six months ended March 31, 2006 compared to $48,388 of expense for the same period last year, for an improvement of $63,234. The improvement was a result of the Company eliminating its remaining debt during the latter part of the first quarter of fiscal 2005.

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

Distribution Network

The Company's strategy is to develop a global distribution network for the product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and recently in India. Several partnership agreements have been completed for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments, multi-lateral aid organizations, global donors, as well as city and state public health departments within the United States to continue their commitment to prevention of STDs, including AIDS, by including female condoms in their programs. The Company is also dependent on finding appropriate partners for the private sector markets around the world. Once an agreement is completed, the Company is reliant on the effectiveness of its partners to market and distribute the product. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to implement prevention programs which include distribution of barrier methods against the AIDS crisis, an inability of the Company to secure additional agreements for AIDS crisis, or an inability of the Company to secure additional agreements for new markets either in the public or private sectors could adversely affect the Company's financial condition and results of operations.

As part of this strategy, on September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID). Under this agreement, the Company may supply up to 25 million units of FC to USAID through December 31, 2006 principally for use in HIV/AIDS prevention programs supported by USAID in developing countries. USAID also has the option to order up to 8 million units of FC for the 2006 calendar year. As of May 12, 2006, USAID has purchased 4.4 million units.

On March 25, 2004, the Company appointed Global Protection Corporation ("Global") as the exclusive distributor of the female condom for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of May 12, 2006, Global has purchased 742,000 units.

On December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sector sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. As a result, effective January 1, 2005, TAG was rewarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG is now required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. As of May 12, 2006, TAG has purchased 640,000 units under the extension.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Further, a material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first six months of fiscal 2006, 81% of the Company’s net revenues, 84% of the Company’s cost of products sold and 39% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately 19% of net revenues in the six months of fiscal 2006 were to the Company’s customers in Brazil. On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first six months of fiscal 2006, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $196,000.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.2 million for fiscal 2004 and 2005. However, during the first six month of fiscal 2006 the Company reversed the trend. The Company has experienced $0.2 million positive cash flow from operations for the current fiscal year primarily as a result of improved cash collections of accounts receivable balances at the end of the current quarter compared to that experienced at September 30, 2005.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

At March 31, 2006, the Company had working capital of $4.4 million and stockholder’s equity of $3.8 million compared to working capital of $3.8 million and stockholder’s equity of $3.3 million as of September 30, 2005.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire July 1, 2006.  These notes were extended on July 20, 2005, at the same terms held when the notes initially became effective on May 19, 2004.  These notes bear interest payable at a rate of prime plus 2% (prime rate was 7.25% at December 31, 2005).  No new warrants were issued as part of the extension of these notes.  These notes are collateralized by substantially all of the assets of the Company.  No amounts are outstanding under the revolving notes at March 31, 2006.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c)

The Company held an Annual Meeting of its shareholders on March 31, 2006. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, James R. Kerber, Richard E. Wenninger and Mary Margaret Frank, Ph.D. to the Board of Directors to serve until the 2007 Annual Meeting and to ratify the appointment of McGladrey & Pullen LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2006. The results of the shareholder voting are listed below:

Matter Voted On:	For	Against	Withheld	Abstentions
O.B. Parrish	19,385,108		66,855
Mary Ann Leeper Ph.D.	19,337,828		114,135
William R. Gargiulo, Jr.	19,383,908		68,055
Stephen M. Dearholt	19,385,138		66,825
David R. Bethune	19,381,272		70,691
Michael R. Walton	19,383,938		68,025
James R. Kerber	19,381,698		70,265
Richard E. Wenninger	19,381,782		70,181
Mary Margaret Frank, Ph.D.	19,384,218		67,745
Ratification of Independent Public Accountants	19,401,117	46,920		3,926

Item 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)
_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  May 12, 2006

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE:  May 12, 2006

/s/ Donna Felch
Donna Felch, Vice President and
Chief Financial Officer