Form 10QSB
period 2006-06-30
FEMALE HEALTH CO
filed 2006-08-11
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Common Stock, $.01 Par Value - 24,390,638 shares outstanding as of August 11, 2006

Transitional Small Business Disclosure Format (check one):    YES [   ]     NO [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION AND MANAGEMENT'S
                 DISCUSSION AND ANALYSIS

PART II. OTHER INFORMATION

Items 1 - 5	24

Exhibits	24

SIGNATURES	26

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash	$2,208,107	$1,775,066
Restricted cash	215,514	-
Accounts receivable, net	1,914,118	2,040,476
Inventories, net	1,291,087	883,709
Certificate of deposit	49,678	-
Prepaid expenses and other current assets	445,413	344,383
TOTAL CURRENT ASSETS	6,123,917	5,043,634

Other Assets
Certificate of deposit	-	47,934
Patents, net	-	43,809
Other	187,078	185,625
	187,078	277,368
EQUIPMENT, FURNITURE AND FIXTURES

Equipment not yet in service	-	207,819
Equipment, furniture and fixtures	4,982,219	4,556,277
Total equipment, furniture and fixtures	4,982,219	4,764,096
Less accumulated depreciation and amortization	4,627,902	4,405,947
	354,317	358,149
TOTAL ASSETS	$6,665,312	$5,679,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$456,071	$559,414
Accrued expenses and other current liabilities	849,723	664,709
Preferred dividends payable	8,390	11,201
TOTAL CURRENT LIABILITIES	1,314,184	1,235,324

Deferred gain on sale of facility	1,105,967	1,134,003

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	242,104	234,973
Additional paid-in-capital	63,954,583	62,836,236
Unearned consulting fees	(133,048)	(105,449)
Deferred compensation	(458,838)	-
Accumulated deficit	(59,875,556)	(59,944,229)
Accumulated other comprehensive income	542,698	315,075
Treasury stock, at cost	(32,076)	(32,076)
TOTAL STOCKHOLDERS’ EQUITY	4,245,161	3,309,824
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,665,312	$5,679,151

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

	2006	2005

Net revenues	$3,301,206	$2,854,017
Cost of products sold	2,106,899	1,759,068

Gross profit	1,194,307	1,094,949

Advertising and promotion	49,481	27,077
Selling, general and administrative	1,080,421	1,144,770
Research and development	62,027	91,405

Total operating expenses	1,191,929	1,263,252

Operating income (loss)	2,378	(168,303)

Interest, net and other (income) expense	(23,496)	2,174
Foreign currency transaction loss	13,132	7,997

Net income (loss)	12,742	(178,474)

Preferred dividends, Class A, Series 1	2,792	2,792
Preferred dividends, Class A, Series 3	37,410	37,409

Net loss attributable to common stockholders	$(27,460)	$(218,675)

Basic and diluted net loss per common share outstanding	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	24,079,209	23,427,162

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30,

	2006	2005

Net revenues	$10,402,139	$8,160,234
Cost of products sold	6,426,638	5,351,812

Gross profit	3,975,501	2,808,422

Advertising and promotion	158,263	45,685
Selling, general and administrative	3,542,918	3,772,408
Research and development	115,516	201,178

Total operating expenses	3,816,697	4,019,271

Operating income (loss)	158,804	(1,210,849)

Interest, net and other (income) expense	(38,343)	50,562
Foreign currency transaction loss (gain)	7,868	(2,007)

Net income (loss)	189,279	(1,259,404)

Preferred dividends, Class A, Series 1	8,377	8,377
Preferred dividends, Class A, Series 3	112,228	112,186

Net income (loss) attributable to common stockholders	$68,674	$(1,379,967)

Basic and diluted net income (loss) per common share outstanding	$0.00	$(0.06)

Weighted average common shares outstanding - basic and diluted	23,835,194	22,966,583

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,

	2006	2005

OPERATIONS:
Net income (loss)	189,279	$(1,259,404)
Adjustment for noncash items:
Depreciation and amortization	11,806	67,965
Interest added to certificate of deposit	(1,744)	(2,228)
Amortization of discounts on notes payable	-	46,252
Amortization of unearned consulting fees	257,401	272,839
Employee stock compensation	406,301	131,719
Common stock and warrants issued as inducement to exercise warrants	-	342,076
Changes in operating assets and liabilities	(264,061)	(41,223)
Net cash provided by (used in) operating activities	598,982	(442,004)

INVESTING ACTIVITIES:
Proceeds from maturity of certificate of deposit	-	27,062
Increase in restricted cash	(215,514)	-
Capital expenditures	(25,609)	(238,602)
Net cash used in investing activities	(241,123)	(211,540)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	-	2,045,000
Proceeds from exercise of common stock options	1,400	4,200
Payments on note payable, bank	-	(500,000)
Dividends paid on preferred stock	(11,200)	(7,206)
Payments on capital lease obligations	-	(13,030)

Net cash (used in) provided by financing activities	(9,800)	1,528,964

Effect of exchange rate changes on cash	84,982	(88,080)

INCREASE IN CASH	433,041	787,340
Cash at beginning of period	1,775,066	755,482

CASH AT END OF PERIOD	$2,208,107	$1,542,822

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$112,227	$112,156
Issuance of restricted stock to employees	678,225	131,625
Issuance of common stock and warrants provided as incentives for exercising warrants	-	342,076
Accrued expense incurred for restricted common stock granted to employees and consultants	138,157	51,000
Preferred dividends declared	8,377	8,377

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

Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the female condom, "FC," in the U.S. and "femidom," "femy" and "the female condom" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England and leases 1,900 sq. ft. of a manufactured facility located in Selangor D.E., Malaysia.

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

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005

Net income (loss) attributable to common stockholders, as reported	$(27,460)	$(218,675)	$68,674	$(1,379,967)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(66,464)	(192,996)	(489,522)	(559,717)
Pro forma net loss	$(93,924)	$(411,671)	$(420,848)	$(1,939,684)
Net income (loss) per basic and diluted share:
As reported	$(0.00)	$(0.01)	$0.00	$(0.06)

Pro forma	$(0.00)	$(0.02)	$(0.02)	$(0.08)

Reclassification:

Certain items in the financial statements for the three and nine months ended June 30, 2005 have been reclassified to be consistent with the presentation shown for the three and nine months ended June 30, 2006.

NOTE 2 - Earnings Per Share

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock or convertible debt and the exercise of stock options and warrants for all periods. The Company’s dilutive common shares were 2,257,126 and 2,598,538 for the three and nine months ended June 30, 2006 and 2,779,495 and 3,003,758 for the three and nine months ended June 30, 2005.

Fully diluted earnings (loss) per share is not presented since the effect would be anti-dilutive or the same as basic earnings per share.

NOTE 3 - Comprehensive Income (Loss)

Total comprehensive income (loss) was $ 217,245 and $ 296,297 for the three and nine months ended June 30, 2006 and $(407,325) and $(1,345,909) for the three and nine months ended June 30, 2005.

NOTE 4 - Inventories

The components of inventory consist of the following:

	June 30, 2006	September 30, 2005

Raw material and work in process	$1,109,693	$694,207
Finished goods	230,894	214,028
Inventory, gross	1,340,587	908,235
Less: inventory reserves	(49,500)	(24,526)
Inventory, net	$1,291,087	$883,709

NOTE 5 - Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at June 30, 2006 and September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Patents as of June 30, 2006	$1,123,214	$1,123,214
Patents as of September 30, 2005	$1,123,214	$1,079,405

Amortization expense recognized on all amortizable intangible assets totaled $ 43,809 and $104,718 for the nine months ended June 30, 2006 and 2005, respectively.

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

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)

	Net Sales to external Customers For the Nine Months Ended					Long-Lived Assets As of
	June 30,					June 30,	September 30,
	2006			2005		2006	2005

Brazil	$2,038	(1)	$	*		$-	$-
United States	1,366			1,456		31	95
South Africa	*			2,050	(1)	-	-
Zimbabwe	612			519		-	-
Botswana	*			971	(1)	-	-
India	560			*		-	-
United Kingdom	*			*		270	333
Malaysia	*			*		240	208
France	*			575		-	-
Other	5,826			2,589		-	-

	$10,402			$8,160		$541	$636

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the female condom (FC), the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

FC has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having FC available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS.

The product is currently sold or available through various channels. It is commercially marketed in 14 countries by various FHC country specific partners, including in the United States, the United Kingdom, Canada and France. Currently, public sector female condom programs in various stages are ongoing in approximately 70 countries.

Product

FC is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC lines the vagina, preventing skin-to-skin contact during intercourse. FC is pre-lubricated and disposable and is recommended for use during a single sex act.

In September, 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 is made of a nitrile polymer which allows for a lower cost manufacturing process. FC2 has the same physical design, specifications, safety and efficacy profile as the female condom the Company now sells. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU").  FHC is in discussion with the U.S. Food and Drug Administration (the “FDA”) regarding requirements for U.S. distribution.

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

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) reported that at the end of 2005, 39 million people globally were living with HIV. Women now comprise the majority of the new cases. UNAIDS estimates that if further action isn’t taken, up to 100 million people will die of AIDS by 2020.

The Condom Market

The global public sector market for male condoms is estimated to be between 6-9 billion units annually. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion within the next ten years.

The FC Female Condom and the Male Condom

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom and the FC female (polyurethane) condom. FC is the only barrier contraceptive controlled by women. It provides women dual protection against STD’s (including HIV/AIDS) and unintended pregnancy. It is also an alternative when male condoms are not used for reasons of latex sensitivity or choice.

The polyurethane material that is used for FC offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is much stronger than latex, reducing the probability that the FC sheath will tear during use. Unlike latex, polyurethane quickly transfers heat, so FC immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, FC may be inserted in advance of arousal, eliminating disruption during sexual intimacy. The product also offers an alternative to the latex sensitive (7 % to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to polyurethane to date.

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

Female Condom Reuse

Studies have shown that FC can be reused up to five times. The World Health Organization ("WHO") posted a validated reuse protocol on its website. However, WHO, UNAIDS and FHC all advise that FC should only be reused when a new female condom is not available.

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

The Company believes that FC’s PMA and FDA classification as a Class III Medical Device create a significant barrier to entry for a competitor. The Company estimates that it would take a competitor a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC.

Strategy

The Company’s strategy is to fully develop the market for FC on a global basis. In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, UNFPA (the United Nations Population Fund), UNAIDS, USAID (the U.S. Agency for International Development), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with technical sales support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The company manufactures the first generation product, FC, in London, England. Because customers assume shipping and marketing costs, volume increases will have little impact on the Company’s operating expenses.

To expand its market and increase volume, the Company has developed a second generation synthetic nitrile product, FC2, which is less costly to manufacture. It is initially being produced in Selangor D.E. Malaysia. The Company filed a patent on FC2 in 2003 and completed development of the product in 2005. FC2 received the CE mark which allows the Company to market the female condom throughout the EU and in most countries of the world. The Company is in discussions with the FDA regarding the FDA's requirements for U.S. distribution.

Commercial Markets

The Company markets the product directly in the United Kingdom. The Company has distribution agreements with commercial partners in 14 countries with major programs in 12 countries, including the United States, Canada, Mexico, Spain, France and India. The agreements are generally exclusive for a single country. Under these agreements the Company manufactures and sells FC to the distributor partners, who, in turn market and distribute the product in the established territory.

On March 28, 2006, the Company signed an agreement with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan, appointing Fuji Latex as FHC’s exclusive marketer and distributor of the female condom in Japan. The Company and Fuji Latex had previously signed an agreement to manage the importation and quality control of FC under Japanese regulatory requirements, which began repositioning the FC female condom’s availability in Japan. Fuji Latex has initiated commercial distribution of the female condom in Japan

On May 9, 2006, the Company announced it has entered into a Memorandum of Understanding with Hindustan Latex Limited (HLL), a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2, the Company’s second generation product, in India. Negotiations are currently underway. In May, 2006, HLL launched the female condom to consumers under the name Confidom Passion Rings. HLL introduced the product as India’s first female condom for safe sex and contraception. The company is targeting high-end upwardly mobile consumers. The Company had previously reported that HLL was appointed its exclusive distributor in India.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.37 and £0.425 (British pounds sterling), or approximately $0.68 to $0.79. Under the agreement, UNAIDS and the Company cooperate in education efforts and marketing FC in developing countries. Sales of FC are made directly to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2006, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC is available in approximately 70 countries through public sector distribution.

In May, 2006, the Company received an initial order for 500,100 female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Populations Fund. The female condoms will be used in NACO’s Reproductive Health and HIV/AIDS prevention programs and distribution will initially be focused on commercial sex workers in six high prevalence states in India. India was reported as having 6.1 million HIV/AIDS cases as of May 31 2006, less than 1% of its 1 billion plus population, making India the largest HIV population in the world. UNAIDS reported in 2005 that a significant portion of new infections in India are occurring in women who are married and who have been infected by husbands who frequent sex workers. UNAIDS further states that commercial sex serves as a major driver of the epidemic in most parts of India. The Indian Government is implementing prevention programs to preclude what happened in some sub-Saharan Africa countries where more than 20% of the population is HIV positive.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood.

Manufacturing Facilities

The Company manufactures FC in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year at a capital expenditure of less than $1 million for the purchase of additional equipment.

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

The Company is in discussions with the FDA regarding the requirements for U.S. distribution of FC2, and has not yet determined the regulatory procedures that will be required to market and sell FC2 in the United States.

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

Medtech Products (MP) Ltd. is a male latex condom company with a manufacturing facility in Chennai, India, which has developed a natural latex female condom. The female condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour. USAID and Family Health International (FHI) are currently evaluating the MP female condom for consideration to move into Phase 3 clinical study, having already completed Phases 1 and 2. The manufacturing process has a CE mark for distribution in Europe and may be available in other countries. Additionally, the Indian Drug Controller approval was received in January 2003. The product has not received FDA approval.

It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

The Company currently holds FC product and technology patents in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People's Republic of China, South Korea and Australia. These patents expire between 2006 and 2013. Additional patent applications are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications are directed to cover the key aspects of the second generation female condom, FC2, including its overall design and manufacturing process.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

The Company had net revenues of $3,301,206 and net loss attributable to common stockholders of $(27,460) or $(0.00) per share for the three months ended June 30, 2006 compared to net revenues of $2,854,017 and net loss attributable to common stockholders of $(218,675) or $(0.01) per share for the three months ended June 30, 2005.

Gross profit increased $99,358, or 9%, to $1,194,307 for the three months ended June 30, 2006 from $1,094,949 for the three months ended June 30, 2005.

Net revenues increased $447,189, or 16%, for the three months ended June 30, 2006 compared with the same period last year. The strong revenue performance the Company experienced was attributable to an increase in units shipped to global public sector customers during the third quarter of the current fiscal year.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than a fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $347,831, or 20%, to $2,106,899 for the three months ended June 30, 2006 from $1,759,068 for the same period last year. The increase is due to marginally higher direct labor costs caused by temporary inefficiencies, which is a byproduct of scaling up to and sustaining increased production levels to satisfy demand.

Advertising and promotion expenditures increased $22,404 to $49,481 for the three months ended June 30, 2006 from $27,077 for the same period in the prior year. The increase reflects fees paid to a public relations consulting firm engaged to promote FC2 and publicize the Company’s global contribution to women’s health.

Selling, general and administrative expenses decreased $64,349, or 6%, to $1,080,421 for the three months ended June 30, 2006 from $1,144,770 for the three months ended June 30, 2005. The Company experienced reductions in amortization of intangible assets, bad debt expense and the reimbursement of expenses related to a Business Linkages Challenge Fund (BLCF) grant which were partially offset by higher employee compensation costs. The decrease in patent amortization is due to the related assets becoming fully amortized during the mid-point of the second quarter of the current fiscal year. The decline in bad debt expense was a result of improved cash collections and aging of the account receivable balance as of the end of the current quarter. The expense reimbursement related to a claim covering the period April 2004 to March 2006 which was accepted and processed by the BLCF during the third quarter of the current fiscal year.

Research and development cost decreased $29,378 to $62,027 for the three months ended June 30, 2006 from $91,405 for the same period in the prior year, reflecting further enhancement of the FC2 manufacturing process.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO NINE MONTHS ENDED JUNE 30, 2005

The Company had net revenues of $10,402,139 and net income attributable to common stockholders of $68,674 or $0.00 per share for the nine months ended June 30, 2006 compared to net revenues of $8,160,234 and a net loss attributable to common stockholders of $(1,379,967) or $(0.06) per share for the nine months ended June 30, 2005.

Gross profit increased $1,167,079, or 42%, to $3,975,501 for the nine months ended June 30, 2006 from $2,808,422 for the nine months ended June 30, 2005. The improvement was a result of increased net revenues more than offsetting the less than proportionate increase in variable and fixed costs incurred to manufacture the product.

Net revenues increased $2,241,905, or 27%, for the nine months ended June 30, 2006 compared with the same period last year. The net revenues growth was attributable to an increase in units sold to global public sector customers during the current fiscal year.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and not any fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $1,074,826, or 20%, to $6,426,638 for the nine months ended June 30, 2006 from $5,351,812 for the same period last year. The less than proportionate increase in cost of products sold as compared to net revenues exists because of lower direct material, labor and indirect production costs per unit resulting from efficiencies due to improved capacity utilization.

Advertising and promotion expenditures increased $112,578 to $158,263 for the nine months ended June 30, 2006 from $45,685 for the same period in the prior year. The increase reflects fees paid to a public relations consulting firm engaged in the third quarter of fiscal year 2005 to promote FC2 and publicize the Company’s global contribution to women’s health.

Selling, general and administrative expenses decreased $229,490, or 6%, to $3,542,918 for the nine months ended June 30, 2006 from $3,772,408 for the nine months ended June 30, 2005. The decrease was primarily due to a reduction of non-cash stock compensation. $342,076 of stock compensation was incurred during the first half of the prior fiscal year as a result of issuing common stock and stock purchase warrants as an inducement to warrant holders who exercised common stock purchase warrants. No similar inducement occurred during the current fiscal year. Part of the expense reduction was offset by higher employee compensation.

Research and development cost decreased $85,662 to $115,516 for the nine months ended June 30, 2006 from $201,178 for the same period in the prior year.

In the category of net interest expense and other income/expense, the Company recorded income of $38,343 for the nine months ended June 30, 2006 compared to $50,562 of expense for the same period last year, for an improvement of $88,905. The improvement was a result of debt elimination during the latter part of the first quarter of fiscal 2005.

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

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the female condom, its sole current product. Management believes the global potential for the female condom is significant, but feels the ultimate level of consumer demand around the world is not yet known. To date, sales of the female condom have not been sufficient to cover the Company's operating costs on an annual basis.

Distribution Network

The Company's strategy is to develop a global distribution network for the product by entering partnership arrangements with financially secure companies with appropriate marketing expertise. To date, this strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and recently in India. The Company has also entered into several partnership agreements for the commercialization of the female condom in private sector markets around the world. However, the Company is dependent on country governments, multi-lateral aid organizations, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STD prevention programs that include FC. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute the female condom within its contractual territory. Events that could adversely affect the Company's financial condition and results of operations include failure by the Company's partners to successfully market and distribute the female condom; failure of country governments to establish and sustain HIV/AIDS/STD prevention programs which include distribution of FC; the Company’s inability to secure additional agreements with global AIDS prevention organizations; or the Company’s inability to secure agreements in new markets, either in the public or private sectors.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply up to 25 million units of FC during the term of the contract, which expires on December 31, 2006. The product would be used primarily in USAID HIV/AIDS prevention programs in developing countries. In 2006, USAID exercised the option to procure six million incremental units within the calendar year. As of August 14, 2006, USAID orders received within the calendar year 2006 totaled 8.5 million units. Between the inception of the agreement and August 14, 2006, the Company has sold USAID 5.5 million units.

On March 25, 2004, the Company appointed Global Protection Corporation ("Global") as the exclusive distributor of the female condom for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. To date the Company has sold to Global 922,000 units of its minimum purchase requirement.

On December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sector sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. As a result, effective January 1, 2005, TAG was rewarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG is now required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. As of August 14, 2006, TAG has purchased 746,000 units under the extension.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures the female condom in a leased facility located in London, England. Company's sales are presently and most likely will continue to be, denominated in either British pounds sterling or U.S. dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. For the first nine months of fiscal 2006, 61% of the Company’s net revenues, 90% of the Company’s cost of products sold and 30% of the Company’s operating expenses were affected by changes in the exchange rate of British pounds sterling relative to the United States dollar. For the first nine months of fiscal 2006, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $136,000.

Approximately 20% of net revenues in the nine months of fiscal 2006 were to the Company’s customers in Brazil where the Company’s sales are denominated in U.S. dollars.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. Cash used in continuing operations was $0.2 million in both fiscal 2004 and 2005. However, during the first nine months of fiscal 2006 the Company reversed the trend in the prior two fiscal years. The Company has achieved $0.6 million positive cash flow from operations for the current fiscal year mainly as a result of increased sales volumes, reduced operating and non-operating expenses and improved cash collections of accounts receivable balances at the end of the current quarter compared to that experienced at September 30, 2005.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of common stock or debt securities convertible into common stock.

At June 30, 2006, the Company had working capital of $4.8 million and stockholder’s equity of $4.2 million compared to working capital of $3.8 million and stockholder’s equity of $3.3 million as of September 30, 2005.

The Company believes its current cash position is adequate to fund the operations of the Company for the year ending September 30, 2006, although no assurances can be made that that such cash will be adequate. If additional funding is needed, the Company may raise additional capital through equity or debt financing, including accessing its line of credit with Heartland Bank which is subject to a pending renewal.

If the Company is unable to raise adequate financing when needed, the Company may be required to sharply curtail the Company's efforts to promote the female condom, to attempt to sell certain of its assets and rights or to curtail certain of its operations and may ultimately be forced to cease operations. Currently, the Company is focused on growing its business and, has no plans to sell any assets nor has it identified any assets to be sold or potential buyers.

IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without significant increases to its selling prices.

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

PART II - OTHER INFORMATION

ITEMS 1-5

None

ITEM 6.  EXHIBITS

Exhibit
Number    Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  August 11, 2006

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE:  August 11, 2006

/s/ Donna Felch
Donna Felch, Vice President and
Chief Financial Officer