Form 10KSB
period 2006-09-30
FEMALE HEALTH CO
filed 2006-12-28
CIK 863894

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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

Issuer's revenues for its most recent fiscal year: $14,824,242.

As of December 15, 2006, 24,325,113 shares of the Company's common stock were outstanding. As of December 15, 2006, the aggregate market value of shares of the Company's common stock held by non-affiliates was approximately $26.5 million (based upon the last reported sale price of $1.58 on that date on the Over the Counter Bulletin Board).

FORM 10-KSB INDEX

PART I

Part II

Part III

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-KSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operations, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

PART I

Item 1.    Description of Business

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the female condom (FC), the only product approved by the U.S. Food and Drug Administration (FDA) under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

FC has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having FC available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS.

The product is currently sold or available through various channels in 108 countries. It is commercially marketed directly to consumers in 10 countries by various country specific partners, including in the United States, the United Kingdom, Canada and France. Currently, public sector female condom programs in various stages are ongoing in over 90 countries.

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

In September, 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 has the same physical design, specifications, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU"). In August 2006, the Company was notified by the World Health Organization (WHO) that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly. Based on this assessment WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement. FHC plans to submit a supplement for FC2 to its original Pre-Market Approval (PMA) to the FDA early in 2007.

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

The principal raw material used to produce FC2 is a nitrile polymer. This material is generally available from a number of suppliers, but the Company has chosen to concentrate its purchases from a single supplier.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) in its December 2006 Aids Epidemic Update reported that 39.5 million people globally were living with HIV. In 2006, 4.3 million people were newly infected with HIV and 2.9 million people died of the disease. This is an increase of 2.6 million from 2004. Women now comprise the majority of the new cases in many areas of the world. In a recently published paper by Dr. Colin Mathers and Dejan Loncar of the WHO, “Projections of Global Mortality and Burden of Disease from 2002 to 2030," they estimate that at least 117 million people will have died of or will have AIDS by 2030.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion. The global public sector market for male condoms is estimated to be between 6 and 9 billion units annually. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years

The FC Female Condom and the Male Condom

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom and the FC female polyurethane condom. FC is the only FDA approved product controlled by women that prevents sexually transmitted diseases including HIV/AIDS. It provides women dual protection against STD’s (including HIV/AIDS) and unintended pregnancy. It is also an alternative when male condoms are not used for reasons of latex sensitivity or choice.

The polyurethane material that is used for FC offers a number of benefits over latex, the material that is most commonly used in male condoms. Polyurethane is much stronger than latex, reducing the probability that the FC sheath will tear during use. Unlike latex, polyurethane quickly transfers heat, so FC immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, FC may be inserted in advance of arousal, eliminating disruption during sexual intimacy. The product also offers an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to polyurethane to date. FC2, made from synthetic nitrile, has the same physical design, specifications, safety and efficacy profile as the FC female polyurethane condom.

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

In October 2006, a study regarding FC2 entitled “County-wide distribution of the nitrile female condom (FC2) in Brazil and South Africa: a cost effectiveness analysis” was published in AIDS. The study concludes that expanded distribution of FC2 in Brazil and South Africa may avert hundreds to thousands of HIV infections annually at an incremental cost to government or donors that is less than that of antiretroviral therapy. The study also found that if only 16.6 million female condoms were distributed in South Africa, almost 10,000 HIV infections would be prevented. If 53.7 million female condoms were distributed, 32,000 HIV infections would be prevented. Comparing the dollar value of health care costs averted with the cost of distributing the female condoms, the total cost savings would be between $5.3 million and $35.7 million. Similarly, if 26.2 million condoms were distributed in Brazil, 600 HIV infections would be averted. If 84.8 million condoms were distributed, 2,000 new HIV infections would be prevented. In total, the savings in Brazil alone could range from $1.1 million to $27 million.

Female Condom Reuse

Studies have shown that FC can be reused up to five times. WHO’s website includes the proper procedure for the washing and preparation of FC if it is going to be reused. WHO, UNAIDS and FHC concur that FC should only be reused when a new female condom is not available. FC2 is not reusable.

Worldwide Regulatory Approvals

FC received Pre-Market Approval ("PMA") as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market FC throughout the European Union. In addition to the United States and the EU, several other countries have formally reviewed and approved FC for sale, including Canada, Australia, Japan and India.

The Company believes that FC's PMA and FDA classification as a Class III Medical Device create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

FC2 received the CE mark which allows it to be marketed throughout the European Union. FC2 has also been approved by Indian Regulatory authorities. The Company plans to submit a supplement for FC2 to its original PMA to the FDA early in calendar 2007.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC and FC2.

Strategy

The Company’s strategy is to fully develop the market for FC and FC2 on a global basis. In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), UNAIDS, the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with technical sales support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC, in London, England.

Because customers assume shipping and marketing expenses, volume increases will have little impact on the Company’s operating expenses.

To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product which is less costly to manufacture than FC. FC2 is currently being produced in Selangor D.E., Malaysia. In August 2006, the Company received notice from WHO that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard measures being applied prior to procurement. FHC plans to submit a supplement for FC2 to its original PMA to the FDA early in calendar 2007.

Commercial Markets - Direct to Consumers

The Company markets FC directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 10 countries, including the United States, Canada, Mexico, Spain, France and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells FC to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

On March 28, 2006, the Company signed an agreement with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan, appointing Fuji Latex as FHC’s exclusive marketer and distributor of the female condom in Japan. The Company and Fuji Latex had previously signed an agreement to manage the importation and quality control of FC under Japanese regulatory requirements, which began repositioning the FC female condom’s availability in Japan. Fuji Latex has initiated commercial distribution of the FC in Japan.

On May 9, 2006, the Company announced it has entered into a Memorandum of Understanding with Hindustan Latex Limited (HLL), a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2, the Company’s second generation product, in India. Negotiations are currently underway. In May 2006, HLL introduced the FC to consumers under the name Confidom Passion Rings. HLL markets the product as India’s first female condom for safe sex and contraception, targeting high-end upwardly mobile consumers. FC, already available in three major cities, will be introduced sequentially into a total of 34 cities within India. HLL is the Company’s exclusive distributor in India.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.38 and £0.445 (British pounds sterling), or approximately $0.74 to $0.87. Under the agreement, UNAIDS and the Company cooperate in educational efforts and marketing FC in developing countries. Sales of FC are made directly to international public agencies and to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2006, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC is available in approximately 92 countries through public sector distribution.

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Population Fund. The female condoms will be used in NACO’s Reproductive Health and HIV/AIDS prevention programs and distribution will initially be focused on commercial sex workers in six high prevalence states in India. In May 2006, India was reported as having 6.1 million HIV/AIDS cases, less than 1% of its 1 billion plus population, but the largest HIV population in the world. UNAIDS reported in 2005 that a significant portion of new infections in India are occurring in women who are married and who have been infected by husbands who frequent sex workers. UNAIDS further states that commercial sex serves as a major driver of the epidemic in most parts of India. The Indian Government is implementing prevention programs to preclude what happened in some sub-Saharan Africa countries where more than 20% of the population is HIV positive.

In the United States, the product is marketed to city and state public health clinics, as well as not-for-profit organizations such as Planned Parenthood.

Manufacturing Facilities

FC
The Company manufactures FC in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year at a capital expenditure of less than $1 million for the purchase of additional equipment.

FC2
The Company manufactures and warehouses FC2 within 1,900 square footage of a leased facility located in Selangor D.E., Malaysia. The facility is presently capable of producing 7.5 million units per year. A second manufacturing line, scheduled to be in production in February 2007, will bring the Malaysian facility’s capacity to 15 million units per annum.

The Company’s India-based FC2 end-stage production capacity will be located at a facility owned by its India business partner, Hindustan Latex Limited (HLL). The Company expects that production, at an initial capacity of 7.5 million units annually, will be operational early in calendar 2007.

FHC will bring its FC2 production capacity to 22.5 million units annually during the first quarter of calendar 2007. The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

Government Regulation

In the U.S., FC is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act. FHC plans to submit a supplement for FC2 to its original PMA to the FDA early in calendar 2007.

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

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex female condom. MP's female condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour. USAID and Family Health International (FHI) are currently evaluating the MP female condom for consideration to move into Phase 3 clinical study. The manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003. The product has not received FDA approval nor has it been listed as an essential product by WHO.

It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

The Company currently holds product and technology patents for FC in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People's Republic of China, South Korea and Australia. These patents expire between 2006 and 2013. Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process.

The Company has the registered trademark “FC Female Condom” in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy", “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further secure its competitive position. The Company has registered the trademark “FC2 Female Condom” in the United States.

Employees

As of December 15, 2006, the Company had 159 full-time employees, all but four of whom are located in the U.S. or the U.K., and no part-time employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 15, 2006, the orders to be shipped totaled $4,802,000 for FC and $2,528,000 for FC2, or a total of $7,330,000. The comparable amount as of the same date of the prior year was $3,940,000. Unfilled orders materially fluctuate from quarter to quarter, and include orders with requested delivery dates later in fiscal 2007. The Company expects current unfilled orders to be filled during fiscal 2007.

Research and Development

The Company incurred approximately $211,000 of research and development costs in fiscal 2006 and $274,000 of research and development costs in fiscal 2005. Such expenditures pertained to the Company’s need to conduct acceptability studies and analyze second generation products.

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

The FDA approved FC for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold over 124 million female condoms around the world.

Item 2.    Description of Property

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60610. The lease expires October 31, 2011. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located near Minneapolis, Minnesota for storage and distribution of the female condom. The Company manufactures the FC female condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2016, with the right to renew through 2027. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EU quality group. Current capacity at the U.K. facility can be expanded to 60 million units annually at a capital expenditure of less than $1 million for the purchase of additional equipment. The Company manufactures and warehouses FC2 within 1,900 square feet of a leased facility located in Selangor D.E., Malaysia. The Malaysian lease, which expires May 31, 2007, automatically renews for an additional six month period unless either party gives written notice of termination. The Company expects the Malaysian facility to produce at an annual rate of approximately 15 million units per year by the first quarter of calendar 2007. Management believes the properties are adequately insured.

Item 3.    Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 4.    Submission of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5.    Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Shares of the Company's common stock are traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 18, 2006 was 449. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. The Company's credit facility contains a provision restricting the Company's ability to pay dividends and distributions. Information regarding the Company's high and low reported closing prices for its common stock for the quarters indicated is set forth in the table below. These sales prices reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2006 Fiscal Year
Price per common share - High	$1.80	$1.78	$1.63	$1.65
Price per common share - Low	$1.32	$1.50	$1.25	$1.19

2005 Fiscal Year
Price per common share - High	$2.13	$2.10	$1.95	$1.86
Price per common share - Low	$1.50	$1.66	$1.45	$1.37

Recent Sales of Unregistered Securities

In January 2006, the Company issued 150,000 shares of common stock to an outside consultant to provide investor relations services to the Company for the 2006 calendar year. Additionally, in June 2006, the Company appointed a public relations firm to assist the Company in developing an investor relations program. The Company issued 20,000 shares of its common stock in part for payment of such services. In July 2006, the Company issued 200,000 warrants to purchase shares of common stock to a consultant in part for payment to assist in evaluating strategic growth opportunities. These warrants have an exercise price of $1.30 per share and expire on July 14, 2016. The Company believes that the issuances of the common stock and warrants in connection with the performance of services to the Company were exempt from registration under section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act because such issuances were made to persons who are accredited investors. The accredited investors represented to the Company that they were purchasing for investment without a view to further distribution. Restrictive legends were placed on all instruments evidencing the securities described above.

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company manufactures, markets and sells the FC female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS. During 2003, the Company started developing a second generation female condom, FC2, which was completed in 2005. The Company believes that FC2 will result in a significant reduction in production costs and accelerate growth.

Revenues. The Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. The Company's strategy is to develop a global market and distribution network for its product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. The Company's customers include the following:

●    The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit ranges between £0.38 and £0.445 (British pounds sterling), or approximately $0.74 to $0.87. Currently, the female condom is available in approximately 92 countries through public sector distribution.

●	The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

●
The Company sells the female condom in the commercial private sector principally through distribution partners. Currently the female condom is currently available through various channels in 108 countries and is commercially marketed directly to consumers in 10 countries, including the United States, Canada, Mexico, Spain, France and India.

●
On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply up to 25 million units of FC during the term of the contract, which originally expired on December 31, 2006 and was later extended until March 31, 2007. The product would be used primarily in USAID HIV/AIDS prevention programs in developing countries. In 2006, USAID exercised the option to procure six million incremental units within the calendar year. Between the inception of the agreement and December 18, 2006, the Company has shipped USAID 8.3 million units and estimates the number of to be units purchased to be 11.7 million.

●
On March 25, 2004, the Company appointed Global Protection Corporation as the exclusive distributor of the female condom for public sector sales within a nine-state region in the eastern United States. Global Protection Corporation is required to purchase 2.6 million units within a three-year period to retain exclusive distribution rights. As of December 18, 2006, the Company had sold Global Protection Corporation 1.1 million units of its minimum purchase requirement.

●
On December 18, 2001, the Company announced the three year appointment of Total Access Group as the exclusive distributor for public sales within a 15 state region in the western United States. Total Access Group was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. As a result, effective January 1, 2005, Total Access Group received a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. Total Access Group is now required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. As of December 18, 2006, Total Access Group has purchased 1.0 million units under the extension.

●
On May 9, 2006, the Company announced that it had entered into a Memorandum of Understanding with Hindustan Latex Limited, or HLL, a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2 in India. Negotiations are currently underway. In May 2006, HLL introduced the female condom to consumers under the name Confidom Passion Rings. HLL markets the product as India’s first female condom for safe sex and contraception, targeting high-end upwardly mobile consumers. FC, already available in three major cities, will be introduced eventually into a total of 34 cities within India. HLL is the Company's exclusive distributor in India.

●
In May 2006, the Company received an initial order for 500,100 female condoms from the National Aids Control Organization of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Populations Fund. The female condoms will be used in National Aids Control Organization's Reproductive Health and HIV/AIDS prevention programs and distribution will initially be focused on commercial sex workers in six high prevalence states in India. In May 2006, India was reported as having 6.1 million HIV/AIDS cases, less than 1% of its 1 billion plus population, making India the largest HIV population in the world. UNAIDS reported in 2005 that a significant portion of new infections in India are occurring in women who are married and who have been infected by husbands who frequent sex workers. UNAIDS further states that commercial sex serves as a major driver of the epidemic in most parts of India. The Indian Government is implementing prevention programs to preclude what happened in some sub-Saharan Africa countries where more than 20% of the population is HIV positive.

Significant quarter to quarter variations may result from time to time due to the timing and shipment of large orders and not any fundamental change in the Company's business. Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign markets. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. For 2006, 58% of the Company's net revenues, 88% of the Company's cost of products sold and 28% of the Company's operating expenses were affected by changes in the exchange rate of British pounds sterling relative to the United States dollar. Approximately, 18% of net revenues in 2006 were to the Company's customers in Brazil, whose purchases are denominated in U.S. dollars. On an ongoing basis, management continues to evaluate the Company's commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. For 2006, the Company estimated that the net adverse impact of the exchange rate fluctuations was not significant.

Expenses. The Company manufactures FC at its facility located in the United Kingdom and FC2 at its facility located in Selangor D.E., Malaysia. The Company's cost of products sold consist primarily of direct material costs, direct labor costs and indirect production and distribution costs. Direct material costs include raw materials used to make the female condom, principally polyurethane for FC and a latex hybrid for FC2. Indirect product costs include logistics, quality control, and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses. In 2005 and 2006, the Company has, where possible, increased selling prices to offset such increases in costs.

As noted above, the Company's manufacturing costs are subject to currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. To date, the Company's management has not deemed it necessary to utilize currency hedging strategies to manage its currency risks. A decrease of the value of the U.S. dollar compared to British pounds sterling has the effect of increasing the Company's cost of sales and decreasing its gross profit margin.

Operating Highlights. The Company's net revenues have increased in recent periods. The Company had net revenues of $14,824,242 in the fiscal year ended September 30, 2006 as compared to net revenues of $11,161,555 in the fiscal year ended September 30, 2005.

The Company had positive cash flow from operations of $0.3 million during the fiscal year ended September 30, 2006.  In fiscal 2005, the Company had negative cash flows from operations of $0.2.

In fiscal 2005, the Company had a net loss attributable to common stockholders of $(1,516,863) or $(0.07) per share for the fiscal year ended September 30, 2005. The Company had net income attributable to common stockholders of $120,778 or $0.01 per share in fiscal 2006. Based on the level of the Company's expenses and the average selling price per unit in fiscal 2006, the Company must achieve cumulative annual unit sales of approximately 19.5 million female condoms to cover operating and non-operating expenses. The Company had unit sales of 19.6 million in fiscal 2006.

Results of Operations

Fiscal Year Ended September 30, 2006 ("2006") Compared to Fiscal Year Ended September 30, 2005 ("2005")

The Company had net revenues of $14,824,242 and net income attributable to common stockholders of $120,778 or $0.01 per share in 2006 compared to net revenues of $11,161,555 and a net loss attributable to common stockholders of $(1,516,863) or $(0.07) per share in 2005.

Gross profit increased $1,445,577, or 36%, to $5,489,410 for 2006 from $4,043,833 for 2005. The increase was a result of expanding net revenues more than offsetting the increase in fixed and variable costs incurred to manufacture the Company's product in 2006.

Net revenues increased $3,662,687, or 33%, in 2006 over the prior year. The higher net revenues resulted from increased demand from global public sector customers. The increased global public sector shipments in the countries of Brazil, Zimbabwe and Tanzania were partially offset by slightly reduced purchasing from South Africa, Botswana and France.

Cost of products sold increased $2,217,110, or 31%, to $9,334,832 for 2006 from $7,117,722 for 2005. The increase in cost of products sold is a result of a significant increase in volume and a slight increase in manufacturing costs.

Advertising and promotional expenditures increased $95,397 to $218,500 for 2006 from $123,103 for 2005. The increase relates to the cost of engaging a public relations firm, beginning in the third quarter of 2005 and continuing throughout fiscal 2006, to promote FC2 and communicate the Company’s global contribution to woman’s health.

Selling, general and administrative expenses decreased $138,529, or 3%, from $4,958,208 in 2005 to $4,819,679 in 2006. The decrease resulted from reductions in amortization expense, reduced consulting fees and expense reimbursement from the BLCF grant which were partially offset by higher employee compensation costs. Amortization expense declined as intangible assets became fully amortized during the second quarter of 2006. Consulting fees dropped at the conclusion of Sarbanes-Oxley compliance preparation activities, early in 2006.

Research and development costs decreased $62,900 to $210,876 in 2006 from $273,776 in 2005. The costs in 2005 and, to a lesser extent, the costs in 2006 primarily relate to expenses related to the safety and acceptability studies for the FC2 program and establishing manufacturing capacity in Malaysia and India.

The Company's operating income increased $1,551,609 to $240,355 in 2006 from $(1,311,254) in 2005 due to the improved gross profit coupled with a slight decrease in operating expenses. Total operating expenses decreased $106,032 from $5,355,087 in 2005 to $5,249,055 in 2006 as a result of decreases in selling, general and administrative and research and development expenses which were offset slightly by an increase in advertising and promotional expenses.

In the category of net interest and miscellaneous income/expense, the Company recorded income of $41,671 for 2006 compared to $44,402 of expense for 2005. The improvement was a result of debt elimination during the latter part of the first quarter of 2005 and an increase in interest income as a result of improved cash flow in 2006

By reaching annual unit sales of 19.6 million female condoms in 2006 the Company was able to cover fixed manufacturing overhead costs, exceed break-even at the gross profit level, and cover operating and non-operating expenses.

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

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the female condom, its sole current product. While management believes the global potential for the female condom is significant, the ultimate level of consumer demand around the world is not yet known. In 2006, sales of the female condom were sufficient to cover the Company's operating costs.

Distribution Network

The Company's strategy is to develop a global distribution network for the female condom by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and recently India. The Company has also entered into several partnership agreements for the commercialization of the female condom in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STD prevention programs that include female condoms as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute the female condom within its contractual territory. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply USAID with up to 25 million units of FC during the term of the contract. The contract, which originally had a three year term scheduled to expire on December 31, 2006, has been extended until March 31, 2007. The female condom is used primarily in USAID HIV/AIDS prevention programs in developing countries. USAID also has the option to order up to 8 million units of FC for the 2006 calendar year. In 2006, USAID exercised a contract option allowing it to procure six million incremental units within a calendar year. Between the inception of the agreement and December 18, 2006, the Company has shipped USAID 8.3 million units. The Company estimates total units purchased under the contract to be 11.7 million.

On March 25, 2004, the Company announced the appointment of Global Protection Corporation (“Global”) as the exclusive distributor for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of December 18, 2006, Global has purchased 1.1 million units.

On December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. As a result, effective January 1, 2005, TAG was rewarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG was required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. As of December 18, 2006, TAG has purchased 1.0 million units under the extension. Presently, the Company is in the process of negotiating a new four year extension with TAG which the Company anticipates will become effective in January 2007.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For 2006, 58% of the Company’s net revenues, 88% of the Company’s cost of products sold and 28% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar. Approximately, 18% of net revenues in 2006 were to customers in Brazil, whose purchases are denominated in U.S. dollars.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For 2006, the Company estimates that the net impact of the exchange rate fluctuations was not significant.

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

Liquidity and Sources of Capital

Historically, the Company has incurred cash operating losses relating to expenses to develop, manufacture, and promote the female condom. However, in 2006 the Company generated $0.3 million in positive cash flow from operations as a result of increased sales volume and reduced operating and non-operating expenses. In 2005 cash used in operations was $0.2 million.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock.

At September 30, 2006, the Company had working capital of $5.0 million and stockholder’s equity of $4.8 million compared to working capital of $3.8 million and stockholder’s equity of $3.3 million as of September 30, 2005.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire on July 1, 2007. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 1% (prime rate was 8.25% at September 30, 2006). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at September 30, 2006.

As of December 18, 2006, the Company had approximately $1.5 million in cash, net trade accounts receivable of $3.2 million and current trade accounts payable of $1.6 million. Presently, the Company has no required debt service obligations.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In 2005 and 2006 the Company has, where possible, increased selling prices to offset such increases in costs.

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

Item 8B.  Other Information

Not applicable.

PART III

Item 9.    Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2006, is as follows:

NAME	POSITION	AGE

O.B. Parrish	Chairman of the Board, Chief Executive Officer, acting President and Director	73
Mary Ann Leeper, Ph.D.	Senior Strategic Adviser and Director	66
William R. Garguilo, Jr.	Secretary and Director	78
Michael Pope	Vice President and General Manager of The Female Health Company (UK) Plc	49
Donna Felch	Vice President and Chief Financial Officer	59
Jack Weissman	Vice President - Sales	59
Robert R. Zic	Vice President - Finance	43
David R. Bethune	Director	66
Stephen M. Dearholt	Director	60
Michael R. Walton	Director	68
James R. Kerber	Director	74
Richard E. Wenninger	Director	59
Mary Margaret Frank	Director	37

O.B. PARRISH
Age: 73; Elected Director: 1987; Present Term Ends: 2007 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting President since May 2006, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 233,501 shares of the Company's common stock. Mr. Parrish also is Chairman and a Director of ViatiCare, L.L.C., a financial services company, and Chairman and a Director of Abiant, Inc., a neuroimaging company. Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY ANN LEEPER, Ph.D.
Age: 66; Elected Director: 1987; Present Term Ends: 2007 Annual Meeting

Dr. Leeper has served as Senior Strategic Adviser since May 2006. Dr. Leeper served as the President and Chief Operating Officer of the Company from February 1996 to April 2006, as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. From 1981 until 1986, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA. Dr. Leeper serves on the Board of Neenah Paper, Inc. and is chair of its nominating and governance committee. She is also an adjunct professor at the University of Virginia Darden School of Business.

WILLIAM R. GARGIULO, JR.
Age: 78; Elected Director: 1987; Present Terms Ends: 2007 Annual Meeting

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

MICHAEL POPE
Age: 49; Vice President, General Manager - The Female Health Company (UK) Plc.

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

DONNA FELCH
Age 59; Vice President and Chief Financial Officer

Ms. Felch has served as Vice President and Chief Financial Officer of the Company since February 2006. Prior to joining the Company, Ms. Felch was Vice President and Treasurer of American Pharmaceutical Partners, Inc., a pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products, from November 2002 until June 2005. In these positions, she directed the treasury, tax, financial planning and analysis, credit and collections and risk management functions. Ms. Felch joined American Pharmaceutical Partners in 1998 and during such time held the positions of Senior Director of Corporate Accounting and Director in General Accounting and Tax. In these roles her responsibilities included internal and external financial reporting, tax, treasury, financial planning, credit and risk management. Previously, Ms Felch served as Director of Corporate Tax with Fujisawa USA, a subsidiary of a major Japanese pharmaceutical company. Ms. Felch had formerly worked as a Tax Manager for LyphoMed, Inc., a generic pharmaceutical manufacturer.

JACK WEISSMAN
Age: 59; Vice President - Sales

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

ROBERT R. ZIC
Age: 43; Vice President - Finance

Mr. Zic has served as Vice President - Finance since February 2006. Prior to being promoted to his current position, he served from March 1999 until February 2006 as the Company’s Principal Accounting Officer. From 1998 to 1999, Mr. Zic held the dual positions of Acting Controller and Acting Chief Financial Officer at Ladbroke's Pacific Racing Association division. From 1995 to 1998, Mr. Zic served as the Chief Accounting Manager and Assistant Controller at Argonaut Insurance Company. In this capacity, he was responsible for the financial and accounting operations of Argonaut and its four subsidiaries. From 1990 to 1994, he was the Assistant Controller of CalFarm Insurance Company, where he was responsible for external reporting duties. From 1988 to 1990, Mr. Zic was a Senior Accountant responsible for the statutory-based financials of Allstate Insurance Company. Mr. Zic began his career in 1986 as an auditor with Arthur Andersen & Co.

DAVID R. BETHUNE
Age: 66; Elected Director: 1996; Present Term Ends: 2007 Annual Meeting

Mr. Bethune has served as a Director of the Company since January 1996. He is currently a member of the Board of Directors of the CAMBREX Corporation, a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is a founding trustee of the American Cancer Society Foundation. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

STEPHEN M. DEARHOLT
Age: 60; Elected Director: 1996; Present Term Ends: 2007 Annual Meeting

Mr. Dearholt has served as a Director of the Company since April 1996. Mr. Dearholt is a co-founder of, and partner in, Insurance Processing Center, Inc., one of the largest privately owned life insurance marketing organizations in the United States, since 1972. He has over 33 years of experience in direct response advertising and data based marketing of niche products. Since 1985, he has been a 50% owner of R.T. of Milwaukee, a private investment holding company which operates a stock brokerage business in Milwaukee, Wisconsin. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex. Mr. Dearholt is also very active in the non-profit sector. He is currently on the Board of Directors of Children's Hospital Foundation of Wisconsin, an honorary board member of the Zoological Society of Milwaukee, and the national Advisory Council of the Hazelden Foundation. He is a past board member of Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.

MICHAEL R. WALTON
Age: 68; Elected Director: 1999; Present Term Ends: 2007 Annual Meeting

Mr. Walton has served as a Director of the Company since April 1999. Mr. Walton is President and owner of Sheboygan County Broadcasting Co., Inc., a company he founded in 1972. The company has focused on start-up situations, and growing value in under-performing, and undervalued radio stations and newspapers. Sheboygan County Broadcasting Co. has owned and operated businesses in Wisconsin, Illinois, Michigan and New York. It has specialized in creating, building and managing news media properties and has acquired existing companies as well. Prior to 1972, Mr. Walton was owner and President of Walton Co., an advertising representative firm he founded in New York City. He has held sales and management positions with Forbes Magazine, The Chicago Sun Times and Gorman Publishing Co. Mr. Walton has served on the Boards of the American Red Cross, the Salvation Army, the Sheboygan County Chamber of Commerce and the Rogers Memorial Hospital Foundation.

JAMES R. KERBER
Age: 74; Director: 1999; Present Term Ends: 2007 Annual Meeting

Mr. Kerber has served as a Director of the Company since April 1999. Mr. Kerber has been a business consultant to the insurance industry since January 1996. He has over 40 years of experience in operating insurance companies, predominately those associated with life and health. From 1994 to 1996, he was Chairman, President, Chief Executive Officer and director of the 22 life and health insurance companies which comprise the ICH Group. In 1990, Mr. Kerber was a founding partner in the Life Partners Group where he was Senior Executive Vice President and a director. Prior to that, he was involved with operating and consolidating over 200 life and health insurance companies for ICH Corporation, HCA Corporation and US Life Corporation.

RICHARD E. WENNINGER
Age: 59; Director: 2001; Present Term Ends: 2007 Annual Meeting

Mr. Wenninger has served as a Director of the Company since July 2001. Mr. Wenninger currently serves as Chairman of Wenninger Company, Inc., a mechanical contracting and engineering company. From 1976 to 2001, Mr. Wenninger served as President and Chief Executive Officer of Wenninger Company, Inc. He is also Secretary of Wenn Soft, Inc., a software development, sales and service company he founded in 1997. From 1992 to 1999, Mr. Wenninger served as Secretary of Liftco, Inc. Mr. Wenninger is a current board member of the Boys & Girls Club of Milwaukee, a former President and board member of the Milwaukee Athletic Club, a former board member of the Wisconsin Psychoanalytic Foundation, a former board member of University Lake School, the former President and a current board member of the Plumbing and Mechanical Contractors Association of Milwaukee, the former President and a former board member of the Sheet Metal Contractors Association of Milwaukee and a former board member of the Mechanical Contractors Association of America.

MARY MARGARET FRANK
Age: 37; Director: 2004; Present Term Ends: 2007 Annual Meeting

Dr. Frank has served as a Director of the Company since October 2004. Dr. Frank has served as an Assistant Professor of Accounting at the Darden Graduate School of Business at the University of Virginia where she teaches financial and tax accounting since 2002. From 1999 to 2002, Dr. Frank was an Assistant Professor at the Graduate School of Business at the University of Chicago. During 1997, Dr. Frank was an accounting instructor at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. From 1992 to 1994, Dr. Frank served as a Senior Tax Consultant at Arthur Andersen.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2006 all section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Pope filed a Form 4 on December 13, 2006 reporting a transaction occurring on October 1, 2006 and a Form 4 on October 6, 2006 reporting transactions occurring September 28, 2006 and September 29, 2006; Mr. Zic filed a Form 4 on December 13, 2006 reporting a transaction occurring on October 1, 2006 and a Form 4 on July 5, 2006 reporting a transaction occurring on June 3, 2006; Mr. Parrish filed a Form 4 on May 8, 2006 reporting a transaction occurring on May 1, 2006; and Mr. Kerber filed a Form 4 on April 19, 2006 reporting a transaction occurring on June 19, 2000.

Code of Ethics

The Company has adopted a Code of Business Ethics that applies to all of the Company's employees, including the Company's Chief Executive Officer, Chief Financial Officer and Vice President - Finance. A copy of the Code of Business Ethics is available on the Company's corporate website which is located at www.femalehealth.com. The Company also intends to disclose any amendments to, or waivers from, the Code of Business Ethics on its corporate website.

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

Item 10.  Executive Compensation

Compensation of the Named Executive Officers

The table shown below provides information for each of the Company's last three fiscal years regarding all annual, long-term and other compensation paid by the Company to its Chief Executive Officer, the two other executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during the fiscal year ended September 30, 2006 and the other former executive officer whose total annual salary and bonus exceeded such amount during fiscal 2006. The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)		Securities Underlying Options (#)
O.B. Parrish, Chairman, Chief Executive Officer and Acting President	2006 2005 2004	110,833 90,000 90,000	--- --- ---	538,000 75,000 117,500	(1)(2) (3) (4)	--- --- 464,000 (5)
Mary Ann Leeper, Ph. D., Senior Strategic Adviser (6)	2006 2005 2004	204,167 250,000 250,000	--- --- ---	51,000 37,500 47,000	(1) (3) (4)	--- --- 790,000 (5)
Michael Pope, Vice President and General Manager of the Female Health Company (UK) Plc. (8)	2006 2005 2004	168,811 160,343 155,059	--- --- ---	106,500 7,500 11,750	(1)(7) (3) (4)	--- --- 370,000 (5)
Donna Felch, Chief Financial Officer and Vice President (9)	2006	108,202	25,050 (10)	81,000	(7)	---

(1)
On October 3, 2005, Mr. Parrish, Dr. Leeper and Mr. Pope were issued 50,000, 30,000 and 15,000 shares, respectively, of restricted common stock by the Company’s Board of Directors. The shares had a one year restriction and became vested on October 1, 2006. The closing price of the Company’s common stock on October 3, 2005 was $1.70 per share. As of September 30, 2006, the value of Mr. Parrish’s restricted stock was $66,500, the value of Dr. Leeper’s restricted stock was $39,900 and the value of Mr. Pope’s restricted stock was $19,950 based on a value of $1.33 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(2)           On May 1, 2006, Mr. Parrish was issued 300,000 shares of restricted common stock by the Company’s Board of Directors. The shares vest pro rata over a two-year period such that 150,000 shares vest on each of May 1, 2007 and May 1, 2008. None of the shares were vested on October 1, 2006. The closing price of the Company’s common stock on May 1, 2006 was $1.51 per share. As of September 30, 2006, the value of Mr. Parrish’s restricted stock was $399,000 based on a value of $1.33 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company’s common stock, including voting and dividend rights.

(3)
On October 1, 2004, Mr. Parrish, Dr. Leeper and Mr. Pope were issued 50,000, 25,000 and 5,000 shares, respectively, of restricted common stock by the Company’s Board of Directors. The shares had a one year restriction and became vested on October 1, 2005. The closing price of the Company’s common stock on October 1, 2004 was $1.50 per share. As of September 30, 2006, the value of Mr. Parrish’s restricted stock was $66,500, the value of Dr. Leeper’s restricted stock was $33,250 and the value of Mr. Pope’s restricted stock was $6,650 based on a value of $1.33 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(4)
On October 1, 2003, Mr. Parrish, Dr. Leeper, and Mr. Pope were issued 50,000, 20,000 and 5,000 shares, respectively, of restricted common stock by the Company’s Board of Directors. The shares had a one year restriction and became vested on October 1, 2004. The closing price of the Company’s common stock on October 1, 2003 was $2.35 per share. As of September 30, 2006, the value of Mr. Parrish’s restricted stock was $66,500, the value of Dr. Leeper’s restricted stock was $26,600, and the value of Mr. Pope’s restricted stock was $6,650 based on a value of $1.33 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company's common stock, including voting and dividend rights.

(5)
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

(6)           Dr. Leeper ceased to be an executive officer of the Company on May 1, 2006.

(7)           On June 30, 2006, Mr. Pope and Ms. Felch were each issued 60,000 shares of restricted common stock by the Company’s Board of Directors. The shares vest pro rata over a two-year period such that 30,000 shares vest on each of June 30, 2007 and June 30, 2008. None of the shares were vested on October 1, 2006. The closing price of the Company’s common stock on June 30, 2006 was $1.35 per share. As of September 30, 2006, the value of both Mr. Pope and Ms. Felch’s restricted stock was $79,800 based on a value of $1.33 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company’s common stock, including voting and dividend rights.

(8)           Mr. Pope’s salary is paid in U.K. pounds. Amounts shown for Mr. Pope’s salary are based on the 12- month average exchange rate for each year, which was 1.80 U.S. dollars per U.K. pound in fiscal 2006, was 1.85 U.S. dollars per U.K. pound in fiscal 2005 and 1.79 U.S. dollars per U.K. pound in fiscal 2004.

(9)           Ms. Felch became an executive officer of the Company with her appointment as Chief Financial Officer and Vice President in February 2006.

(10)         On February 6, 2006, Ms. Felch was issued 15,000 shares of common stock by the Company. The closing price of the Company’s common stock on February 6, 2006 was $1.67 per share.

Stock Options

No stock options were granted to the named executive officers of the Company during the fiscal year ended September 30, 2006.

The following table provides information regarding the value of unexercised options held by the named executive officers at September 30, 2006. No named executive officer exercised any option during the fiscal year ended September 30, 2006.

Aggregated Fiscal Year-end Option Values
Name	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable (1)

O.B. Parrish	464,000 / 0	0 / 0

Mary Ann Leeper	790,000 / 0	0 / 0

Michael Pope	370,000 / 0	0 / 0

Donna Felch	0 / 0	0 / 0

(1)           Calculated based upon a closing sale price of $1.33 on September 30, 2006.

Director Compensation and Benefits

Directors who are officers of the Company do not receive compensation for serving in such capacity. Individual directors who are not officers of the Company receive $1,000 for attendance in person at each Board meeting or meeting of a committee of which he or she is a member. In addition, each director who is not an employee of the Company receives an automatic grant of options to purchase 30,000 shares of common stock under the Company's Outside Director Stock Option Plan. Stephen M. Dearholt, Richard E. Wenninger, Mary Margaret Frank, Ph.D., James R. Kerber, David R. Bethune and Michael R. Walton were awarded a post-election grant of 30,000 options each on October 12, 2006. All of the options have an exercise price of $1.27 per share and vest pro rata over a thirty-six month period commencing November 12, 2006 and ending on October 12, 2009.

Employment and Change of Control Agreements

On January 20, 2006, the Company entered into an employment agreement with Dr. Leeper, the Company's Senior Strategic Adviser and former President and Chief Operating Officer of the Company, and a member of the Company’s Board of Directors. The employment agreement is effective May 1, 2006. The employment agreement terminated all previous agreements between the parties relating to Dr. Leeper’s employment, including the employment agreement between the Company and Dr. Leeper effective as of May 1, 1994. Pursuant to the terms of the employment agreement, Dr. Leeper will serve as a strategic adviser to the Company. The employment agreement originally expiring on September 30, 2006, was extended for a period of ninety days. Pursuant to the employment agreement, Dr. Leeper originally received an annual base salary of $150,000. As part of the extension of the employment agreement, Dr. Leeper temporarily assumed some additional duties and her base salary was increased to $200,000. The employment agreement may be further extended upon the mutual agreement of the Company and Dr. Leeper. Under the employment agreement, Dr. Leeper is entitled to participate in the Company’s bonus plans, stock incentive plan and other employee benefit plans. Additionally, Dr. Leeper is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company’s other senior management. Pursuant to the employment agreement, Dr. Leeper has agreed not to compete with the Company during employment and for a period of two years following termination of employment (six months if employment is terminated by the Company after a “change of control”) and has agreed to maintain the confidentiality of the Company’s proprietary information and trade secrets during the term of employment and for three years thereafter. The employment agreement provides that if Dr. Leeper’s employment is terminated by the Company without “cause” or by Dr. Leeper for “good reason,” Dr. Leeper will be entitled to a severance payment of $125,000 and a payment of $50,000 in consideration of the noncompetition and confidentiality covenants, except that if such termination occurs at any time after or in anticipation of a “change of control” with respect to the Company, Dr. Leeper will be entitled solely to those amounts to which she is entitled under the Amended and Restated Change of Control Agreement dated October 1, 2005 by and between the Company and Dr. Leeper. If the termination of Dr. Leeper’s employment occurs as a result of the death or disability of Dr. Leeper, then she shall be entitled to receive the greater of (a) her base salary or (b) the remaining amounts due her under the terms of the employment agreement.

Effective February 2, 2006, the Company entered into a letter agreement with Donna Felch, the Company's Chief Financial Officer and Vice President regarding the terms of her employment with the Corporation. Pursuant to the terms of the letter agreement, Ms. Felch will serve as the Company's Vice President and Chief Financial Officer and will be responsible for the Company's financial reporting, financial analysis and related filings with the Securities and Exchange Commission. Ms. Felch will receive an annual base salary of $165,000. Additionally, Ms. Felch is entitled to participate in the Company's bonus plans, stock incentive plan and other employee benefit plans. As a hiring bonus, Ms. Felch received a grant of 15,000 shares of common stock. Additionally, the Company agreed to grant Ms. Felch an additional 15,000 shares of common stock on the one year anniversary date of her hire date if she remained employed by the Company on such date. Ms. Felch is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company's other employees who are located in the United States.

Effective October 1, 2005, the Company entered into Amended and Restated Change of Control Agreements with each of O.B. Parrish, its Chairman and Chief Executive Officer, Mary Ann Leeper, its Senior Strategic Adviser, and Michael Pope, its Vice President, and effective February 8, 2006, the Company entered into a Change of Control Agreement with Donna Felch, its Chief Financial Officer and Vice President. These agreements essentially act as springing employment agreements which provide that, upon a change of control, as defined in the agreement, the Company will continue to employ the executive for a period of three years in the same capacities and with the same compensation and benefits as the executive was receiving prior to the change of control, in each case as specified in the agreements. If the executive is terminated without cause or if he or she quits for good reason, in each case as defined in the agreements, after the change of control, the executive is generally entitled to receive a severance payment from the Company equal to the amount of compensation remaining to be paid to the executive under the agreement for the balance of the three-year term.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of December 15, 2006 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 15, 2006 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent

O.B. Parrish (2)	1,421,901	5.7%
William R. Gargiulo, Jr. (3)	137,500	*
Mary Ann Leeper, Ph.D. (4)	949,500	3.8%
Stephen M. Dearholt (5)	3,987,208	15.3%
David R. Bethune (6)	168,333	*
James R. Kerber (7)	572,043	2.3%
Michael R. Walton (8)	823,889	3.4%
Richard E. Wenninger (9)	3,054,584	12.5%
Mary Margaret Frank (10)	25,833	*
Michael Pope (11)	454,245	1.8%
Donna Felch (12)	75,000	*
Gary Benson (13)	1,963,503	7.6%
All directors and executive officers as a group (12 persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(14)	11,768,786	41.3%
_______________
* Less than 1 percent.

(1)
Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60610; the address of Mr. Dearholt is 36365 Trail Ridge Road, Steamboat Springs, CO 80488; the address of Mr. Kerber is 8547 East Arapahoe Road, #J217, Englewood, CO 80112; the address of Mr. Walton is 1626 North Prospect Avenue, No. 2310, Milwaukee, WI 53202; the address of Mr. Wenninger is 14000 Gypsum Creek Road, Gypsum, CO 81637; the address of Dr. Frank is P.O. Box 6550, Charlottesville, VA 22906 and the address of Mr. Benson is Regency Athletic Club, 1300 Nicollet Mall, Suite 600, Minneapolis, MN 55403.

(2)
Includes 233,501 shares owned by Phoenix of Illinois. Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix of Illinois. Also includes 462,900 shares of common stock owned directly by Mr. Parrish, 225,000 shares of common stock owned by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power, 464,000 shares of common stock subject to stock options held by Mr. Parrish and 36,500 shares under common stock purchase warrants issued to Mr. Parrish.

(3)	Consists of 37,500 shares of common stock owned directly by Mr. Gargiulo and 100,000 shares of common stock subject to stock options held by Mr. Gargiulo.

(4)	Consists of 159,500 shares of common stock owned directly by Dr. Leeper and 790,000 shares of common stock subject to stock options held by Dr. Leeper.

(5)
Includes 1,410,855 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 26,500 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, 18,100 shares held by Mr. Dearholt's minor child, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock. Also includes 135,833 shares of common stock subject to stock options and common stock purchase warrants for 1,632,500 shares of common stock.

(6)	Consists of 32,500 shares of common stock owned directly by Mr. Bethune and 135,833 shares of common stock subject to stock options held by Mr. Bethune.

(7)
Includes 366,210 shares of common stock owned directly by Mr. Kerber and 105,833 shares of common stock subject to stock options held by Mr. Kerber. Also includes 100,000 shares subject to exercise of common stock purchase warrants.

(8)
Consists of (a) 440,992 shares of common stock owned directly by Mr. Walton, (b) 75,833 shares of common stock subject to stock options held by Mr. Walton, (c) 72,106 shares of Common Stock held by a trust of which Mr. Walton is trustee and (d) 234,958 shares of common stock held by Sheboygan County Broadcasting Co., Inc. ("Sheboygan"). Under the rules of the SEC, Mr. Walton may be deemed to have voting and dispositive power as to the shares held by Sheboygan since Mr. Walton is an officer, director and shareholder of Sheboygan.

(9)
Consists of (a) 2,653,751 shares of common stock owned directly by Mr. Wenninger, (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 250,000 shares of Common Stock held by a trust of which Mr. Walton is trustee, (d) 25,833 shares of common stock subject to stock options and (e) common stock purchase warrants for 120,000 shares of common stock.

(10)	Consists of 25,833 shares of common stock subject to stock options held by Dr. Frank.

(11)	Consists of 84,245 shares of common stock owned directly by Mr. Pope and 370,000 shares of common stock subject to stock options.

(12)	Consists of 75,000 shares of common stock owned directly by Ms. Felch.

(13)
Consists of 431,957 shares of common stock and warrants to purchase 1,500,000 shares of common stock owned by Goben Enterprises, LP, a limited partnership of which Mr. Benson is a general partner. Also includes 31,546 shares of preferred stock.

(14)	Also includes 29,750 shares of common stock owned directly by Mr. Zic and 69,000 shares of common stock subject to stock options held by Mr. Zic.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2006, for the Company's equity compensation plans and arrangements. These plans and arrangements were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS

Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	2,944,980	$1.36	190,528
Total	2,944,980	$1.36	190,528

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

The Company issued two options to purchase an aggregate of 150,000 shares of common stock to a consultant as compensation for certain services provided by the consultant to the Company with an exercise price of $0.66 per share for each option and an expiration date of December 31, 2011 as to 50,000 shares and June 30, 2012 as to 100,000 shares.

In July 2006, the Company issued 200,000 warrants to purchase shares of common stock to a consultant in part for payment to assist in evaluating strategic growth opportunities. These warrants have an exercise price of $1.30 per share and expire on July 14, 2016.

Item 12.  Certain Relationships and Related Transactions

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

Item 13.  Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company. (19)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (25)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (32)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (33)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock - Series 3. (35)
3.6	Amended and Restated By-Laws of the Company. (3)
4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3 and 3.4).
4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.5).
10.1	Wisconsin Pharmacal Company, Inc. (k/n/a The Female Health Company) 1990 Stock Option Plan. (4)
10.2	Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (6)
10.3	Trademark License Agreement for Reality Trademark. (7)
10.4	Office space lease between the Company and John Hancock Mutual Life Insurance Company dated June 1, 1994. (8)
10.5	1994 Stock Option Plan. (10)
10.6	Investor relations and development services Consulting Agreement between the Company and C.C.R.I. Corporation dated March 13, 1995. (11)
10.7	Consultant Warrant Agreement dated March 13, 1995 between the Company and C.C.R.I. Corporation, as amended on April 22, 1996. (13)
10.8	Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, warrants and Stock Issuance Agreement. (12)
10.9	Outside Director Stock Option Plan. (13)
10.10	Exclusive Distribution Agreement between Chartex International Plc and Taiho Pharmaceutical Co., Ltd. dated October 18, 1994. (13)
10.11	Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (13)
10.12	Grant Letter dated March 7, 1996 from the Government Office for London of the Secretary of State of Trade and Industry regarding economic development grant to the Company. (13)
10.13	Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (13)

10.14	Form of Warrant issued by the Company to certain foreign investors as of September 12, 1996. (14)
10.15	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (15)
10.16	Company Promissory Note to O.B. Parrish for $50,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (15)
10.17	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 1999 and related Note Purchase and Warrant Agreement, Warrant and Stock Issuance Agreement. (15)
10.18	Form of Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (16)
10.19	Amendment to Registration Rights Agreement between the Company and certain private placement investors dated as of June 1, 1999. (16)
10.20	$1 million Convertible Debenture issued by the Company to Gary Benson dated May 19, 1999. (16)
10.21	$100,000 Convertible Debenture issued by the Company to Daniel Bishop dated June 3, 1999. (16)
10.22	$100,000 Convertible Debenture issued by the Company to Robert Johander dated June 3, 1999. (16)
10.23	$100,000 Convertible Debenture issued by the Company to Michael Snow dated June 3, 1999. (16)
10.24	$100,000 Convertible Debenture issued by the Company to W.G. Securities Limited Partnership dated June 3, 1999. (16)
10.25	Warrant to purchase 1,250,000 shares of the Company's common stock issued to Gary Benson on May 19, 1999. (16)
10.26	Warrant to purchase 125,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 1999. (16)
10.27	Warrant to purchase 125,000 shares of the Company's common stock issued to Robert Johander on June 3, 1999. (16)
10.28	Warrant to purchase 250,000 shares of the Company's common stock issued to Michael Snow on June 3, 1999. (16)
10.29	Warrant to purchase 125,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 1999. (16)
10.30	Form of Common Stock Purchase Warrant to acquire 337,500 shares issued to R.J. Steichen as placement agent. (16)
10.31	Lease Agreement among Chartex Resources Limited, P.A.T. (Pensions) Limited and The Female Health Company. (17)
10.32	Agreement dated March 14, 1997, between the United Nations Joint Programme on HIV/AIDS and Chartex International PLC. (18)
10.33	Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related stock purchase and warrant agreement, warrants and stock issuance agreement. (20)
10.34	1997 Stock Option Plan. (18)
10.35	Employee Stock Purchase Plan. (18)
10.36	Agreement dated September 29, 1997, between Vector Securities International and The Female Health Company. (18)
10.37	Private Equity Line of Credit Agreement between the Company and Kingsbridge Capital Limited dated November 19, 1998. (2)
10.38	Registration Rights Agreement between the Company and Kingsbridge Capital Limited dated as of November 19, 1998. (2)
10.39	Warrant to Purchase up to 200,000 shares of common stock of the Company issued to Kingsbridge Capital Limited as of November 19, 1998. (2)
10.40	Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (22)
10.41	Consulting Agreement between the Company and Kingsbridge Capital Limited dated February 12, 1999. (22)

10.42	Registration Rights Agreement between Kingsbridge Capital Limited and the Company dated February 12, 1999. (22)
10.43	Warrant for 100,000 shares of the Company's common stock issued to Kingsbridge Capital Limited as of February 12, 1999. (22)
10.44	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2000 and related Warrants. (23)
10.45	Company Promissory Note to O.B. Parrish for $50,000 dated February 18, 2000 and related Warrants. (23)
10.46	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 2000 and related Warrants. (23)
10.47	Stock Purchase Agreement, dated as of June 14, 2000, between The Female Health Company and The John W. Dearholt Trust. (24)
10.48	Warrant to purchase 250,000 shares of the Company's common stock issued to Gary Benson on May 19, 2000. (24)
10.49	Warrant to purchase 25,000 shares of the Company's common stock issued to Daniel Bishop on June 3, 2000. (24)
10.50	Warrant to purchase 25,000 shares of the Company's common stock issued to Robert Johander on June 3, 2000. (24)
10.51	Warrant to purchase 50,000 shares of the Company's common stock issued to Michael Snow on June 3, 2000. (24)
10.52	Warrant to purchase 25,000 shares of the Company's common stock issued to W.G. Securities Limited Partnership on June 3, 2000. (24)
10.53	Stock Purchase Agreement, dated as of June 14, 2000, between the Company and The John W. Dearholt Trust. (24)
10.54	Exclusive Distribution Agreement, dated as of October 1, 2000, between the Company and Mayer Laboratories, Inc. (25)
10.55	Amended and Restated Convertible Debenture issued by the Company to Richard E. Wenninger dated March 30, 2001. (26)
10.56	Amended and Restated Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2001 and related warrants. (5)
10.57	Amended and Restated Promissory Note to O.B. Parrish for $50,000 dated February 18, 2001 and related warrants. (5)
10.58	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2001 and related warrants. (26)
10.59	Loan Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (26)
10.60	Registration Rights Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (26)
10.61	Warrant dated May 18, 2001 from the Company to Heartland Bank. (27)
10.62	Warrants dated May 18, 2001 from the Company to Stephen M. Dearholt. (27)
10.63	Warrant dated May 18, 2001 from the Company to James R. Kerber. (27)
10.64	Warrant dated May 18, 2001 from the Company to Tom Bodine. (27)
10.65	Warrant dated May 18, 2001 from the Company to The Geneva O. Parrish 1996 Living Trust. (27)
10.66	Warrants dated May 23, 2001 from the Company to Richard E. Wenninger. (27)
10.67	Registration Rights Agreement, dated as of May 18, 2001, among the Company and certain guarantors. (27)
10.68	Exclusive Distribution Agreement, dated October 18, 2001, between the Company and Total Access Group. (28)
10.69	Memorandum of Understanding, dated as of November 12, 2001, between the Company and Hindustan Latex Limited. (29)
10.70	Warrant dated December 18, 2001 from the Company to Dr. Jerry Kinder (30)
10.71	Warrant dated December 20, 2001 from the Company to Tom Bodine (30)
10.72	Warrant dated February 20, 2002 from the Company to Gerald Stein (30)
10.73	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2002 and related warrants. (31)
10.74	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2003 and related warrants. (34)

10.75	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005. (36)
10.76	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005. (36)
10.77	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005. (36)
10.78	Change of Control Agreement between the Company and Donna Felch dated February 8, 2006. (37)
10.79	Letter Agreement between the Company and Donna Felch dated February 2, 2006. (37)
10.80	Employment Agreement between the Company and Mary Ann Leeper dated effective as of May 1, 2006. (38)
21	Subsidiaries of Registrant. (21)
23.1	Consent of McGladrey & Pullen, LLP
24.1	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002.(39)
___________________

(1)	Incorporated herein by reference to the Company's 1995 Form 10-KSB.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed December 8, 1998.

(3)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.

(4)	Incorporated herein by reference to the Company's December 31, 1990 Form 10-QSB.

(5)	Incorporated herein by reference to the Company's March 31, 2001 Form 10-QSB.

(6)
Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-51586, as filed with the Securities and Exchange Commission on September 28, 1992.

(7)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(8)	Incorporated herein by reference to the Company's June 30, 1994 Form 10-Q.

(9)	Intentionally omitted.

(10)	Incorporated herein by reference to the Company's 1994 Form 10-KSB.

(11)	Incorporated herein by reference to the Company's March 31, 1995 Form 10-Q.

(12)	Incorporated herein by reference to the Company's June 30, 1995 Form 10-Q.

(13)	Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.

(14)	Incorporated herein by reference to the Company's 1996 Form 10-K.

(15)	Incorporated herein by reference to the Company's March 31, 1999 Form 10-QSB.

(16)	Incorporated herein by reference to the Company's June 30, 1999 Form 10-QSB.

(17)	Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB.

(18)	Incorporated herein by reference to the Company's Form 10-KSB/A-2 for the year ended September 30, 1997.

(19)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 19, 1999.

(20)	Incorporated herein by reference to the Company's March 31, 1997 Form 10-QSB.

(21)	Incorporated herein by reference to the Company's Form 10-KSB for the year ended September 30, 1999.

(22)	Incorporated herein by reference to the Company's December 31, 1998 Form 10-QSB.

(23)	Incorporated herein by reference to the Company's March 31, 2000 Form 10-QSB.

(24)	Incorporated herein by reference to the Company's June 30, 2000 Form 10-QSB.

(25)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 21, 2000.

(26)	Incorporated herein by reference to the Company's June 30, 2001 Form 10-QSB.

(27)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on November 13, 2001.

(28)	Incorporated herein by reference to Amendment No. 1 to the Company's Form SB-2 Registration Statement filed on February 6, 2002.

(29)	Incorporated herein by reference to Amendment No. 2 to the Company's Form SB-2 Registration Statement filed on February 27, 2002.

(30)	Incorporated herein by reference to Amendment No. 3 to the Company's Form SB-2 Registration Statement filed on March 18, 2002.

(31)	Incorporated herein by reference to the Company's March 31, 2002 Form 10-QSB.

(32)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(33)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(34)	Incorporated herein by reference to the Company's September 30, 2003 Form 10-KSB.

(35)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(36)	Incorporated herein by reference to the Company's September 30, 2005 Form 10-KSB.

(37)	Incorporated herein by reference to the Company's Form 8-K dated February 8, 2006 and filed on February 8, 2006.

(38)	Incorporated hereby by reference to the Company's Form 8-K/A dated February 20, 2006 and filed on February 21, 2006.

(39)
This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees the Company paid for audit and non-audit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal years 2006 and 2005:

Service Type	Fiscal 2006	Fiscal 2005

Audit Fees (1)	$226,311	$189,101
Audit-Related Fees (2)	17,365	205,094
Tax Fees (3)	26,066	20,723
All Other Fees	--	--

Total Fees Billed	$269,742	$414,918
________________

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2006 and September 30, 2005; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-QSB during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)           Consists of activities in support of the Company's Sarbanes-Oxley Section 404 implementation project and costs incurred for consultation on various accounting matters in support of the Company's financial statements.

(3)
For the fiscal years ended September 30, 2005 and September 30, 2006 consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

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

Date:  December 28, 2006
THE FEMALE HEALTH COMPANY

BY: /s/ O.B. Parrish
O.B. Parrish, Chairman,
Chief Executive Officer

BY: /s/ Donna Felch
Donna Felch, Vice President,
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints O.B. Parrish and Donna Felch, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-KSB and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2006
O.B. Parrish

/s/ Mary Ann Leeper	Director	December 28, 2006
Mary Ann Leeper, Ph.D.

/s/ Donna Felch	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	December 28, 2006
Donna Felch

/s/ William R. Gargiulo	Secretary and Director	December 27, 2006
William R. Gargiulo

/s/ David R. Bethune	Director	December 27, 2006
David R. Bethune

	Director	December ___, 2006
Stephen M. Dearholt

	Director	December ___, 2006
Michael R. Walton

/s/ James R. Kerber	Director	December 27, 2006
James R. Kerber

	Director	December ___, 2006
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 27, 2006
Mary Margaret Frank

The Female Health Company and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of The Female Health Company and Subsidiaries, as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
December 27, 2006

The Female Health Company and Subsidiaries

Consolidated Balance Sheet
September 30, 2006

Assets
Current Assets
Cash	$1,827,393
Restricted cash	237,741
Accounts receivable, net of allowance for doubtful accounts
of $45,000	3,160,801
Inventories	1,011,672
Prepaid expenses and other current assets	413,532
Total current assets	6,651,139

Other Assets	187,940

Equipment, Furniture and Fixtures
Equipment not yet in service	205,837
Equipment, furniture and fixtures	4,920,483
5,126,320
Less accumulated depreciation	4,519,627
606,693

$7,445,772
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$599,023
Accrued expenses and other current liabilities	970,439
Preferred dividends payable	11,210
Total current liabilities	1,580,672

Deferred Gain on Sale of Facility	1,092,775

Stockholders' Equity
Convertible preferred stock, Class A Series 1, par value $.01 per share;
authorized 5,000,000 shares; issued and outstanding 56,000 shares	560
Convertible preferred stock, Class A Series 3, par value $.01 per share;
authorized 700,000 shares; issued and outstanding 473,377 shares	4,734
Convertible preferred stock, Class B, par value $.50 per share;
authorized 15,000 shares; no shares issued and outstanding	-
Common stock, par value $.01 per share; authorized 38,500,000
shares; issued and outstanding 24,316,363 shares	243,164
Additional paid-in capital	64,291,244
Unearned consulting fees	(61,000)
Deferred compensation	(449,325)
Accumulated other comprehensive income	598,474
Accumulated deficit	(59,823,450)
4,804,401
Treasury stock, at cost, 20,000 shares of common stock	(32,076)
4,772,325

$7,445,772
See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Operations
Years Ended September 30, 2006 and 2005
	2006	2005

Net revenues	$14,824,242	$11,161,555

Cost of products sold	9,334,832	7,117,722

Gross profit	5,489,410	4,043,833

Operating expenses:
Advertising and promotion	218,500	123,103
Selling, general and administrative	4,819,679	4,958,208
Research and development costs	210,876	273,776
Total operating expenses	5,249,055	5,355,087

Operating income (loss)	240,355	(1,311,254)

Nonoperating income (expense):
Interest expense	(11,250)	(53,752)
Interest income	65,267	23,453
Foreign currency transaction loss	(12,346)	(14,103)
	41,671	(44,402)

Net income (loss)	282,026	(1,355,656)

Preferred dividends, Class A Series 1	11,201	11,201
Preferred dividends, Class A Series 3	150,047	150,006

Net income (loss) attributable to common stockholders	$120,778	$(1,516,863)

Net income (loss) per basic common share outstanding	$0.01	$(0.07)

Basic weighted average common shares outstanding	23,801,167	23,094,868

Net income (loss) per diluted common share outstanding	$0.01	$(0.07)

Diluted weighted average common shares outstanding	26,494,568	25,967,085

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2006 and 2005

	Class A	Class A						Accumulated
	Series 1	Series 3	Preferred		Additional	Unearned		Other		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	Consulting	Deferred	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Fees	Compensation	Income (Loss)	Deficit	Stock	Total

Balance at September 30, 2004	$560	$4,734	$-	$207,152	$59,700,265	$(69,547)	$-	$441,634	$(58,427,365)	$(32,076)	$1,825,357
Issuance of 275,000 shares of Common
Stock for consulting services	-	-	-	2,750	421,000	(423,750)	-	-	-	-	-
Issuance of 3,000 shares of Common
Stock upon exercise of stock options	-	-	-	30	4,170	-	-	-	-	-	4,200
Issuance of 113,500 restricted shares of Common Stock	-	-	-	1,135	197,672	-	(198,807)	-	-	-	-
Issuance of 2,200,000 shares of Common Stock
upon exercise of stock warrants	-	-	-	22,000	2,023,000	-	-	-	-	-	2,045,000
Issuance of 90,647 shares of Common Stock as
payment of preferred stock dividends	-	-	-	906	149,053	-	-	-	-	-	149,959
Issuance of 100,000 shares of Common Stock as
incentive for exercise of stock warrants	-	-	-	1,000	171,400	-	-	-	-	-	172,400
Issuance of 240,000 Common Stock warrants as
incentive for exercise of stock warrants	-	-	-	-	169,676	-	-	-	-	-	169,676
Preferred Stock dividends	-	-	-	-	-	-	-	-	(161,207)	-	(161,207)
Amortization of deferred compensation	-	-	-	-	-	-	198,807	-	-	-	198,807
Amortization of unearned consulting fees	-	-	-	-	-	387,848	-	-	-	-	387,848
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,355,656)	-	(1,355,656)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(126,559)	-	-	(126,559)
Comprehensive loss											(1,482,215)

Balance at September 30, 2005	$560	$4,734	$-	$234,973	$62,836,236	$(105,449)	$-	$315,075	$(59,944,228)	$(32,076)	$3,309,825

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2006 and 2005
	Class A	Class A						Accumulated
	Series 1	Series 3	Preferred		Additional	Unearned		Other		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	Consulting	Deferred	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Fees	Compensation	Income	Deficit	Stock	Total

Balance at September 30, 2005 (balance forwarded)	$560	$4,734	$-	$234,973	$62,836,236	$(105,449)	$-	$315,075	$(59,944,228)	$(32,076)	$3,309,825
Issuance of 170,000 shares of Common Stock
for consulting services	-	-	-	1,700	283,300	(285,000)	-	-	-	-	-
Issuance of 1,000 shares of Common
stock upon exercise of stock options	-	-	-	10	1,390	-	-	-	-	-	1,400
Issuance of 462,875 restricted shares of Common Stock	-	-	-	4,629	704,259	-	(839,800)	-	-	-	(130,912)
Issuance of 75,000 shares of Common Stock as bonuses	-	-	-	750	123,100	-	-	-	-	-	123,850
Issuance of 110,154 shares of Common Stock as payment of preferred stock
dividends	-	-	-	1,102	148,924	-	-	-	-	-	150,026
Issuance of 200,000 Common Stock
warrants for consulting services	-	-	-	-	194,035	-	-	-	-	-	194,035
Preferred Stock dividends	-	-	-	-	-	-	-	-	(161,248)	-	(161,248)
Amortization of deferred compensation	-	-	-	-	-	-	390,475	-	-	-	390,475
Amortization of unearned consulting fees	-	-	-	-	-	329,449	-	-	-	-	329,449
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	282,026	-	282,026
Foreign currency translation adjustment	-	-	-	-	-	-	-	283,399	-	-	283,399
Comprehensive income											565,425

Balance at September 30, 2006	$560	$4,734	$-	$243,164	$64,291,244	$(61,000)	$(449,325)	$598,474	$(59,823,450)	$(32,076)	$4,772,325

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 30, 2006 and 2005

	2006	2005

Operating Activities
Net income (loss)	$282,026	$(1,355,656)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	63,004	56,950
Amortization of patents	43,809	136,818
Increase in (recovery of) inventory obsolescence	26,245	(3,356)
(Recovery of) increase in allowance for doubtful accounts, returns and discounts	(15,568)	47,561
Interest added to certificate of deposit	(2,347)	(2,802)
Amortization of unearned consulting fees	329,449	387,848
Amortization of discounts on notes payable	-	46,252
Common stock warrants issued for investor relation services	194,035	-
Amortization of deferred gain on sale and leaseback
of building	(102,629)	(105,071)
Stock compensation	429,325	540,883
Changes in operating assets and liabilities:
Accounts receivable	(949,869)	(705,118)
Inventories	(100,407)	523,406
Prepaid expenses and other assets	(158,128)	(93,258)
Accounts payable	16,729	169,539
Accrued expenses and other current liabilities	212,261	156,746
Net cash provided by (used in) operating activities	267,935	(199,258)

Investing Activities
Increase in restricted cash	(237,741)	-
Proceeds from maturity of certificate of deposit	-	27,062
Capital expenditures	(124,190)	(251,687)
Net cash used in investing activities	(361,931)	(224,625)

Financing Activities
Proceeds from exercise of stock options	1,400	4,200
Proceeds from exercise of common stock warrants	-	2,045,000
Payments on note payable, bank	-	(500,000)
Dividend paid on preferred stock	(15,200)	(7,206)
Payments on capital lease obligations	-	(21,980)
Net cash (used in) provided by financing activities	(13,800)	1,520,014

(continued)

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 30, 2006 and 2005 (continued)

	2006	2005

Effect of exchange rate changes on cash	$160,123	$(76,547)

Net increase in cash	52,327	1,019,584

Cash at beginning of year	1,775,066	755,482

Cash at end of year	$1,827,393	$1,775,066

Supplemental Cash Flow Disclosures:
Interest paid	$-	$7,500

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividends	$150,026	$149,959
Preferred dividends declared	11,201	11,201
Issuance of restricted stock to employees	839,800	131,625
Accrued expense incurred for restricted common stock granted to employees
and consultants	130,912	-

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 108 countries. The product is marketed in 10 countries by various country-specific commercial partners. The Company’s credit terms are primarily on a net 30-day basis.

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

Cash concentration: Substantially all of the Company’s cash is maintained in one financial institution located in London, England.

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

Inventories: Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out (FIFO) method. Inventories are also written down for management’s estimates of product which will not sell prior to its expiration date. Write-downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence.

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

Patents and trademarks: The Company currently holds product and technology patents on the female condom in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, South Korea and Australia. The Company has the registered trademark "FC Female Condom" in the United States and has trademarks on the names "femidom," "femy," “Reality,” and others in certain foreign countries. Patents are amortized on a straight-line basis over their estimated useful life of 12 years. Patents and trademarks have no carrying value in the accompanying balance sheet at September 30, 2006.

Financial instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Research and development costs: Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2006 and 2005, was approximately $211,000 and $274,000, respectively.

Restricted cash: Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, delivery of goods or at a period of time after product has been distributed.

Revenue recognition: The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectibility is reasonably assured.

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

	Year Ended September 30,
	2006	2005

Net income (loss) attributable to common stockholders, as reported	$120,778	$(1,516,863)
Deduct: Total stock-based employee compensation expense
determined under fair-value-based method for all awards	(492,086)	(824,930)

Pro forma net loss	$(371,308)	$(2,341,793)

Basic and diluted income (loss) per common share:
As reported	$0.01	$(0.07)

Pro forma	$(0.02)	$(0.10)

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

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants and upon restrictions lapsing on contingent shares, for all periods.

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

The Company will be required to apply Statement 123(R) as of the beginning of its interim reporting period that begins October 1, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair-value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of the final Statement. Under the modified retrospective method of transition, an entity would recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement No. 123.

The Company will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of SFAS 123(R) will require the Company to record approximately $125,000 of stock compensation expense in the year ending September 30, 2007, related to employee options issued and outstanding at September 30, 2006, and those issued by the Company subsequent to year-end.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Management has not yet determined the impact that adoption will have on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company does not believe the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108. The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material effect on its consolidated financial statements.

Reclassifications: Certain items in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The reclassifications have had no effect on the net income (loss) for the years then ended.

Note 2.	Inventories

The components of inventory consist of the following at September 30, 2006:

Raw materials	$738,166
Work in process	171,886
Finished goods	154,620
Less allowance for obsolescence	(53,000)
$1,011,672

Note 3.	Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets. The following is a summary of acquired intangible assets at September 30, 2006:

	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Patents	$1,123,214	$1,123,214

Amortization expense recognized on all amortizable intangible assets totaled $43,809 and $136,818 for the years ended September 30, 2006 and 2005, respectively.

As a result of the patents becoming fully amortized as of March 31, 2006, no additional amortization expense will be incurred in the future.

Note 4.	Notes Payable and Long-Term Debt

As of September 30, 2004, the Company had $500,000 remaining due under a credit facility with Heartland Bank. The credit facility was recorded at September 30, 2004, net of unamortized discount of $46,252. The remaining due amount of $500,000 was paid off as part of the warrant exercise program discussed in detail in Note 7, Common Stock Purchase Warrants.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire July 1, 2007. The two notes total $1,500,000 and bear interest payable at a rate of prime plus 1% (prime rate was 8.25% at September 30, 2006). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts are outstanding under the revolving notes at September 30, 2006.

Interest expense to related parties for the year ended September 30, 2005, was $53,752. There was no interest expense to related parties for the year ended September 30, 2006, due to the retirement of the related notes payable in the prior fiscal year.

Note 5.	Operating Leases and Rental Expense

The Company renewed and expanded its lease agreement to 5,100 square feet of office space with an unrelated third party which expires October 31, 2011. The lease requires monthly payments of $6,297 plus real estate taxes, utilities, and maintenance expenses. The Company is no longer required to make a security deposit related to the office space or maintain a certificate of deposit and letter of credit as collateral for said deposit.

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

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $483,168 (£268,125) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make an initial security deposit of $483,168 (£268,125) which has been reduced to $182,481 (£97,500) and is included in other assets in the balance sheet at September 30, 2006. The facility had a net book value of $1,398,819 (£810,845) on the date of the transaction. The $1,966,181 (£1,139,155) gain which resulted from this transaction will be recognized ratably over the initial term of the lease. Unamortized deferred gain as of September 30, 2006, was $1,092,775 (£583,873).

On June 1, 2005, the Company entered into a lease agreement to utilize 1,900 square feet of a facility located in Selangor D.E., Malaysia, for warehousing and manufacturing FC2. The lease expired May 31, 2006, and has since been renewed for two additional six-month periods currently expiring May 31, 2007. The lease requires an annual payment of $7,233. The lease shall automatically renew for an additional six-month period unless either party gives written notice of termination. The Company was not required to make an initial security deposit.

The Company also leases equipment under a number of lease agreements which expire at various dates between March 2009 and May 2011. The aggregate monthly rental was $1,559 at September 30, 2006.

Details of operating lease expense, including real estate taxes and insurance, are as follows:

	September 30,
	2006	2005

Operating lease expense:
Factory and office leases	$832,547	$856,525
Other	18,718	11,314
	$851,265	$867,839

Future minimum payments under operating leases consisted of the following at September 30, 2006:

Operating Leases

2007	$571,211
2008	568,664
2009	566,310
2010	567,145
2011	568,570
Thereafter	2,401,954
Total minimum payments	$5,243,854

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.	Income Taxes

A reconciliation of income tax expense (credit) and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2006 and 2005, is as follows:
	September 30,
	2006	2005

Income tax expense (credit) at statutory rates	$96,000	$(461,000)
Nondeductible expenses	142,000	66,000
State income tax, net of federal benefits	(13,000)	(64,000)
Utilization of NOL carryforwards	(225,000)	-
Benefit of net operating loss not recognized, increase in
valuation allowance	-	459,000
	$-	$-

As of September 30, 2006, the Company had federal and state net operating loss carryforwards of approximately $47,211,000 and $25,570,000, respectively, for income tax purposes expiring in years 2007 to 2026. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders’ equity when realized. The Company also has investment tax and research and development credit carryforwards for income tax purposes aggregating approximately $16,000 at September 30, 2006, which expires in the year 2007. The Company's UK subsidiary, The Female Health Company - UK, plc has UK net operating loss carryforwards of approximately $81,560,000 as of September 30, 2006. These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income.

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2006:

Deferred tax assets:
Federal net operating loss carryforwards	$16,566,000
State net operating loss carryforwards	1,278,000
Foreign net operating loss carryforwards	27,731,000
Foreign capital allowances	2,028,000
Tax credit carryforwards	15,000
Other	(30,000)
Total gross deferred tax assets	47,588,000
Valuation allowance for deferred tax assets	47,588,000
Net deferred tax assets	$-

The valuation allowance increased by $1,089,000 and $5,942,000 for the years ended September 30, 2006 and 2005, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Common Stock

Stock Option Plans

The Company has various stock option plans that authorize the granting of options to officers, key employees and directors to purchase the Company's common stock at prices generally equal to the market value of the stock at the date of grant. Under these plans, the Company has 190,528 shares available for future grants as of September 30, 2006. The Company has also granted options to one of its legal counsel and consultants. Certain options are vested and exercisable upon issuance and others vest over periods up to three years.

Summarized information regarding all of the Company's stock options is as follows:
	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 2004	2,577,730	$1.38
Granted	195,000	1.72
Exercised	(3,000)	1.40
Expired	(108,750)	1.90

Outstanding at September 30, 2005	2,660,980	$1.39
Granted	-	-
Exercised	(1,000)	1.40
Forfeited	(15,000)	2.40

Outstanding at September 30, 2006	2,644,980	$1.38

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Common Stock (Continued)

Option shares exercisable at September 30, 2006 and 2005, are 2,579,162 and 2,070,051, respectively, at weighted average exercise prices of $1.37 and $1.36, respectively.

Options Outstanding and Exercisable

Exercise Price	Number Outstanding at 9/30/06	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Number Exercisable at 9/30/06	Wghted. Avg. Exercise Price
$0.66	150,000	5.25	$0.66	150,000	$0.66
1.40	2,304,980	6.58	1.40	2,304,980	1.40
1.66	180,000	8.06	1.66	116,219	1.66
2.70	10,000	7.61	2.70	7,963	2.70
	2,644,980	6.61	$1.38	2,579,162	$1.37

The Company granted 195,000 options in 2005 to employees and outside directors with exercise prices equal to fair market value of the Company’s stock at the date of grant. Therefore, no compensation expense was recognized related to these options under APB 25 at the date of grant. No options were issued in 2006.

The weighted average fair value of employee options granted for the year ended September 30, 2005, was $1.16. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected volatility of 52.83 percent, risk-free interest rate of 4.02 percent, expected life of ten years and no dividend yield.

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

Common Stock Purchase Warrants

The Company enters into consulting agreements with separate third-party professionals to provide investor relations services and financial advisory services. In connection with the consulting agreements, the Company granted 200,000 warrants to purchase common stock in 2006, although none were issued in 2005. The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 61.2 percent, risk-free interest rate of 5.10 percent, expected life of ten years, and no dividend yield. The warrants were valued at $194,035 and recorded by the Company in selling, general and administrative expense.

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

Between October 2004 and January 2005, four investors opted to exercise 1,000,000 warrants and receive 1,100,000 shares of common stock which includes 100,000 incentive shares and two investors opted to exercise 1,200,000 warrants and received 1,200,000 shares of common stock and 240,000 incentive warrants with an exercise price in each case of $1.50 per share and an expiration date of November 23, 2007. Among the persons participating in this program were three of the Company’s directors. The Company received aggregate proceeds of $2.5 million from the exercise of the outstanding warrants. The incentive shares and warrants were valued at $342,076 and recorded by the Company in selling, general and administrative expense.

As a result of the inducement program, during 2005, 2,200,000 warrants were exercised. No such program was utilized in 2006.

At September 30, 2006, the following warrants were outstanding and exercisable:

Number Outstanding
Warrants issued in connection with:
Convertible debentures	2,150,000
Investor relations	200,000
Note payable, bank	340,000
Notes payable, related party	1,599,000
Outstanding at September 30, 2006	4,289,000

Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable at 9/30/06	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price

$0.40 to $0.50	364,000	3.48	$ 0.40
0.51 to 1.00	2,575,000	1.42	0.96
1.01 to 3.00	1,350,000	4.71	1.31
	4,289,000	2.63	$ 1.03

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Common Stock (Continued)

Issuance of Stock

The Company has issued common stock to consultants for providing investor relation services. In 2005, the Company issued 275,000 shares of common stock with a market value of $423,750 which was recorded as unearned consulting fees and is being recognized over the terms of the agreement. In 2006, the Company issued 170,000 shares of common stock with a market value of $285,000 which was recorded as unearned consulting fees and is being recognized over the terms of the agreement.

Stock-Based Compensation Expense

The Company has issued common stock or common stock purchase warrants to outside consultants, employees, and certain warrant holders and restrictive common stock to employees. Total stock-based compensation was $952,809 and $928,731 for the years ended September 30, 2006 and 2005, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company issued 473,377 shares of Series 3 Preferred Stock to 11 investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issuance price of $3.17 per share. The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.	Employee Benefit Plans

Employee retirement plan:

The Company has a Simple Individual Retirement Account (IRA) plan for its employees. Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $12,500 annual compensation to the plan. The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2006 and 2005. Annual company contributions were approximately $23,000 for 2005 and 2006.

Bonus and retention program:

During 2004, the Company implemented a management compensation and employee retention program.
The Board of Director’s Company’s Compensation Committee is responsible for determining the number of shares annually awarded to senior management in the management compensation program. Under the employee retention program, key employees are eligible for shares based on years of service. Shares awarded under either program are issued with restrictions on transfer and vest over either a one- or two-year period.

During 2005, the program provided for the issuance of 80,000 shares of restricted common stock as a bonus to senior management with a market value of $120,000. As of September 30, 2005, the restricted legend was removed. Under the terms of the retention program, employees were granted 13,500 shares of common stock as a retention bonus with a market value of $29,307.

In addition, the Company issued 20,000 shares to new employees during the year ended September 30, 2005. Total expense for these awards was approximately $49,500.

Total expense for all 2005 awards was $198,807 and is included in selling, general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2005.

During 2006, the program provided for the issuance of 447,500 shares of restricted common stock as a retention bonus to senior management with a market value of approximately $814,000. In addition, employees were granted 15,375 shares of common stock as a retention bonus with a market value of approximately $26,000. As of September 30, 2006, the restricted legend was removed on 13,250 of these shares.

In addition, the Company issued 25,000 shares to new employees during the year ended September 30, 2006. Total expense for these awards was approximately $39,000 in 2006. The Company also issued 50,000 bonus shares to employees in 2006 as compensation for special projects. This award was for services rendered in the year ended September 30, 2005. Accordingly, the Company recognized approximately $85,000 of stock compensation expense related to these shares in 2005.

Total expense for all 2006 awards was approximately $429,000 and is included in selling, general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2006.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.	Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in Thousands)	Net Sales to External Customers September 30,				Long-Term Assets September 30,
	2006		2005		2006	2005

United States	$2,074		$2,280		$107	$95
Brazil	2,718	(1)	*		-	-
South Africa	1,161		2,140	(1)	-	-
Botswana	*		1,050		-	-
France	*		849		-	-
Zimbabwe	1,065		697		-	-
Tanzania	754		*		-	-
India	*		*		112	-
Malaysia	*		*		307	208
United Kingdom	*		*		269	333
Other	7,052		4,146		-	-
	$14,824		$11,162		$795	$636

* Less than 5 percent of total net sales

(1) Comprised of a single customer considered to be a major customer (exceeds 10% of net sales).

Note 11.	Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.