Form 10QSB
period 2006-12-31
FEMALE HEALTH CO
filed 2007-02-13
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

    Common Stock, $.01 Par Value - 24,515,396 shares outstanding as of February 9, 2007

Transitional Small Business Disclosure Format (check one):     YES  [   ]       NO  [ X ]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

PAGE

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Condensed Consolidated Balance Sheets -
December 31, 2006 and September 30, 2006	4

Unaudited Condensed Consolidated Statements of Operations -
Three Months Ended December 31, 2006 and December 31, 2005	5

Unaudited Condensed Consolidated Statements of Cash Flows -
Three Months Ended December 31, 2006 and December 31, 2005	6

Notes to Unaudited Condensed
Consolidated Financial Statements	7

Management's Discussion and Analysis	13

Controls and Procedures	25

PART II. OTHER INFORMATION

Items 1 - 5	26

Exhibits	26

SIGNATURES	28

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	September 30, 2006
Current Assets:
Cash	$1,197,639	$1,827,393
Restricted cash	236,782	237,741
Accounts receivable, net	3,694,012	3,160,801
Inventories, net	1,361,487	1,011,672
Prepaid expenses and other current assets	376,465	413,532
TOTAL CURRENT ASSETS	6,866,385	6,651,139

Other Assets	191,482	187,940
EQUIPMENT, FURNITURE AND FIXTURES

Equipment not yet in service	388,175	205,837
Equipment and furniture and fixtures	5,335,728	4,920,483
Total equipment, furniture and fixtures	5,723,903	5,126,320
Less accumulated depreciation and amortization	4,745,729	4,519,627
	978,174	606,693
TOTAL ASSETS	$8,036,041	$7,445,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$889,779	$599,023
Accrued expenses and other current liabilities	983,812	970,439
Preferred dividends payable	6,834	11,210
TOTAL CURRENT LIABILITIES	1,880,425	1,580,672

Deferred gain on sale of facility	1,115,687	1,092,775

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	243,502	243,164
Additional paid-in-capital	64,084,470	64,291,244
Unearned consulting fees	-	(61,000)
Deferred compensation	-	(449,325)
Accumulated deficit	(60,050,374)	(59,823,450)
Accumulated other comprehensive income	789,113	598,474
Treasury stock, at cost	(32,076)	(32,076)
TOTAL STOCKHOLDERS’ EQUITY	5,039,929	4,772,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,036,041	$7,445,772

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2006	2005

Net revenues	$4,198,879	$3,408,062
Cost of products sold	2,920,481	1,987,502

Gross profit	1,278,398	1,420,560

Advertising and promotion	59,038	50,105
Selling, general and administrative	1,373,062	1,237,032
Research and development	64,704	31,446
Total operating expenses	1,496,804	1,318,583

Operating (loss) income	(218,406)	101,977

Interest, net and other income	(13,553)	(5,322)
Foreign currency transaction (gain) loss	(18,572)	6,704
Net (loss) income	(186,281)	100,595

Preferred dividends, Class A, Series 1	2,823	2,823
Preferred dividends, Class A, Series 3	37,820	37,820
Net (loss) income attributable to common stockholders	$(226,924)	$59,952

Net (loss) income per basic common share outstanding	$(0.01)	$0.00

Basic weighted average common share outstanding	23,952,040	23,506,726

Net (loss) income per diluted common share outstanding	$(0.01)	$0.00

Diluted weighted average common shares outstanding	26,444,924	26,053,108

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2006	2005

OPERATIONS:
Net (loss) income	$(186,281)	$100,595
Adjustment for noncash items:
Depreciation and amortization	30,120	22,370
Interest added to certificate of deposit	(609)	(581)
Amortization of unearned consulting fees	61,000	91,009
Employee stock compensation	162,007	50,044
Changes in operating assets and liabilities	(179,145)	(882,163)
Net cash used in operating activities	(112,908)	(618,725)

INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	11,866	(169,844)
Capital expenditures	(549,742)	(377)
Net cash used in investing activities	(537,876)	(170,221)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	-	1,400
Dividends paid on preferred stock	(7,200)	(7,200)
Net cash used in financing activities	(7,200)	(5,800)

Effect of exchange rate changes on cash	28,230	23,319

DECREASE IN CASH	(629,754)	(771,427)
Cash at beginning of period	1,827,393	1,775,066
CASH AT END OF PERIOD	$1,197,639	$1,003,639

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$37,819	$37,820
Issuance of restricted stock to employees	80,640	200,175
Accrued expense incurred for restricted common stock granted to employees and consultants	73,065	304,725
Preferred dividends declared	2,823	2,823

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2006.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England and leases 1,900 sq. ft. of a manufacturing facility located in Selanger D.E., Malaysia.

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

Reclassification:

Certain items in the financial statements for the three months ended December 31, 2005 have been reclassified to be consistent with the presentation shown for the three months ended December 31, 2006.

NOTE 2 - Earnings Per Share

Earnings per share (EPS): Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants and upon restrictions lapsing on contingent shares for all periods.

NOTE 3 - Comprehensive Income (Loss)

Total comprehensive income was $ 4,494 for the three months ended December 31, 2006 and $61,463 for the three months ended December 31, 2005.

NOTE 4 - Inventories

The components of inventory consist of the following:

	December 31, 2006	September 30, 2006

Raw material and work in process	$1,148,881	$910,052
Finished goods	277,416	154,620
Inventory, gross	1,426,297	1,064,672
Less: inventory reserves	(64,810)	(53,000)
Inventory, net	$1,361,487	$1,011,672

NOTE 5 - Adoption of Accounting Standard and Share-Based Compensation

Stock Option Plans

Under the Company’s share based long-term incentive compensation plans, the Company grants non-qualified stock options to employees.

Shares available for future issuance to the Company’s employees under existing plans were 10,528 shares at December 31, 2006.

Effective October 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment (“SFAS 123R”), which establishes standards for the accounting for equity instruments exchanged for employee services. Among it provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.

Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.

The Company adopted SFAS 123R in the first quarter of fiscal 2007 using the modified prospective approach. Under this transition method, the measurement of the Company’s method of amortization of costs for share-based payments granted prior to, but not vested as of October 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method granted of expensing share-based compensation. For equity awards granted after the date of adoption, the Company will amortize share-based compensation on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

The Company recognized share-based compensation expense for stock options of approximately $30,000 in selling, general and administrative expenses in the statement of operations for the three months ended December 31, 2006. The adoption of SFAS 123R by the Company had no effect on basic and diluted net loss per share for the three months ended December 31, 2006.

The following table shows the effect on net income attributable to common stockholders for the three months ended December 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of stock option awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

Three Months Ended December 31, 2005

Net income attributable to common stockholders, as reported	$59,952
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(213,854)
Pro forma net loss attributable to common stockholders	$(153,902)
Net income (loss) per basic and diluted share:
As reported	$0.00

Pro forma	$(0.00)

As of December 31, 2006, there was approximately $215,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plans. That cost is to be recognized over a weighted average period of approximately 2.27 years.

The Company granted 180,000 stock options during the first quarter of fiscal 2007. The Company did not grant any options during the first quarter of fiscal 2006. The table below outlines the weighted average assumptions for options granted during the three months ended December 31, 2006 and 2005:

	Three Months Ended December 31
	2006	2005
Weighted average assumptions:
Expected volatility	61.2%	-
Expected dividend yield	0%	-
Risk-free interest rate	5.10%	-
Expected term (in years)	10.0	-
Fair value of options granted	$0.95	-

During the three months ended December 31, 2006 and 2005, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. To value option grants and other awards for actual and pro forma stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock options expire in 10 years and generally were exercisable 33.33% per year, with full vesting after three years.

The following table summarizes the Company’s option activity during the three months ended December 31, 2006:

Option Activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	2,644,980	$1.38
Granted	180,000	1.27
Exercised	0	-
Expired or forfeited	0	-
Outstanding at December 31, 2006	2,824,980	$1.37

The following table summarizes the stock options outstanding and exerciserable at December 31, 2006:

	Number Outstanding At 12/31/06	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exerciserable At 12/31/06	Wghted, Avg. Exercise Price	Aggregate Intrinsic Value
Total	2,824,980	6.58	$1.37	$ 503,297	2,607,784	$1.37	$ 458,115

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $1.54 as of the last business day of the period ended December 31, 2006.

Restricted Stock:

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to two years or the issuances may be contingent on continued employment for periods that range from one to two years. In addition, the Company has issued stock awards to certain employees that contain vesting provisions or provide for future issuance contingent upon the achievement of pre-established performance targets.

As of October 1, 2006, there was approximately $510,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.

The Company granted 32,000 shares of restricted stock during the first quarter of fiscal 2007. The fair value of the awards granted was approximately $40,000. All such shares of restricted stock vest on September 30, 2007, provided the grantee has not terminated service prior to the vesting date. The Company granted 253,125 shares of restricted stock during the first quarter of fiscal 2006. The fair value of the awards granted was approximately $455,000. 102,885 of these shares of restricted stock vested on September 30, 2006. An additional 150,000 shares of restricted stock vested on December 31, 2006. 250 shares of restricted stock were forfeited as a result of the grantee terminating service prior to the vesting date. No performance shares were issued during the quarters ended December 31, 2006 and 2005, respectively.

The Company recognized share-based compensation expense for restricted stock of approximately $193,000 and $141,000 in selling, general and administrative expenses in the statement of operations for the three months ended December 31, 2006 and December 31, 2005, respectively.

No shares of restricted stock were forfeited during the three months ended December 31, 2006 or December 31, 2005.

As of December 31, 2006, there was approximately $358,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.

NOTE 6 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)
	Net Sales to external Customers For the Three Months Ended December 31,				Long-Lived Assets As of
				December 31,		September 30,
	2006		2005		2006	2006

South Africa	$977	(1)(2)	$296		$-	$-
Zimbabwe	797	(1)	*		-	-
France	678	(1)	*		-	-
United States	550		480		195	107
Brazil	*		1,340	(1)	-	-
Venezuela	*		429		-	-
Zambia	411		*		-	-
Namibia	*		342		-	-
Tanzania	247		*		-	-
India	*		*		216	112
United Kingdom	*		*		333	269
Malaysia	*		*		426	307
Other	539		521		-	-

	$4,199		$3,408		$1,170	$795

* Less than 5 percent of total net sales
(1)  Comprised of a customer that is considered to be a major customer (exceeds 10% of net sales).
(2)  The revenue amount is a current outstanding accounts receivable balance as of December 31, 2006.

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

In September, 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 has the same physical design, specifications, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU"). In August 2006, the Company was notified by the World Health Organization (WHO) that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement. The Company has initiated discussions with the FDA regarding submission of its PMA supplement for FC2.  The FDA has laid out a process of meetings and review which is now on-going.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement expires on December 31, 2007 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

The principal raw material used to produce FC2 is a nitrile polymer. This material is generally available from a number of suppliers, but the Company has chosen to concentrate its purchases from a single supplier.

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) in its December 2006 Aids Epidemic Update reported that 39.5 million people globally were living with HIV. This is an increase of 2.6 million from 2004. In 2006, 4.3 million people were newly infected with HIV and 2.9 million people died of the disease. Women now comprise the majority of the new cases in many areas of the world. In a recently published paper by Dr. Colin Mathers and Dejan Loncar of the WHO, “Projections of Global Mortality and Burden of Disease from 2002 to 2030," they estimate that at least 117 million people will have died of or will have AIDS by 2030.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion. The global public sector market for male condoms is estimated to be between 6 and 9 billion units annually. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

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

FC2, made from a nitrile polymer, has the same physical design, specifications, safety and efficacy profile as the FC female polyurethane condom.

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

In October 2006, a study regarding FC2 entitled “Country-wide distribution of the nitrile female condom (FC2) in Brazil and South Africa: a cost effectiveness analysis” was published in AIDS. The study concludes that expanded distribution of FC2 in Brazil and South Africa may avert hundreds to thousands of HIV infections annually at an incremental cost to government or donors that is less than that of antiretroviral therapy. The study also found that if only 16.6 million female condoms were distributed in South Africa, almost 10,000 HIV infections would be prevented. If 53.7 million female condoms were distributed, 32,000 HIV infections would be prevented. Comparing the dollar value of health care costs averted with the cost of distributing the female condoms, the total cost savings would be between $5.3 million and $35.7 million. Similarly, if 26.2 million condoms were distributed in Brazil, 600 HIV infections would be averted. If 84.8 million condoms were distributed, 2,000 new HIV infections would be prevented. In total, the savings in Brazil alone could range from $1.1 million to $27 million.

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

FC2 received the CE mark which allows it to be marketed throughout the European Union. FC2 has also been approved by Indian Regulatory authorities. The Company has initiated discussions with the FDA regarding submission of its PMA supplement for FC2.  The FDA has laid out a process of meetings and review which is now on-going.

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

On March 28, 2006, the Company signed an agreement with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan, appointing Fuji Latex as FHC’s exclusive marketer and distributor of the female condom in Japan. The Company and Fuji Latex had previously signed an agreement to manage the importation and quality control of FC under Japanese regulatory requirements, which began repositioning the FC female condom’s availability in Japan. Fuji Latex is currently distributing the Female Condom commercially in Japan.

On May 9, 2006, the Company announced it has entered into a Memorandum of Understanding with Hindustan Latex Limited (HLL), a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2, the Company’s second generation product, in India. Negotiations are currently underway. In May 2006, HLL introduced the FC to consumers under the name Confidom Passion Rings. HLL markets the product as India’s first female condom for safe sex and contraception, targeting high-end upwardly mobile consumers. FC, already available in six major cities, will be introduced sequentially into a total of 34 cities within India. HLL is the Company’s exclusive distributor in India.

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

FC2
The Company manufactures and warehouses FC2 within 1,900 square footage of a leased facility located in Selangor D.E., Malaysia.  A second manufacturing line at this facility became operational in February 2007 expanding capacity from 7.5 million units per year to 15 million units per year.

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

Government Regulation

In the U.S., FC is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.  The Company has initiated discussions with the FDA regarding submission of its PMA supplement for FC2.  The FDA has laid out a process of meetings and review which is now on-going.

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

Patents and Trademarks

The Company currently holds product and technology patents for FC in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People's Republic of China, South Korea and Australia. These patents expire between 2007 and 2013. Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process.

The Company has the registered trademark “FC Female Condom” in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further secure its competitive position. The Company has registered the trademark “FC2 Female Condom” in the United States.

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

Revenues. The Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. The Company's strategy is to develop a global market and distribution network for its product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. The Company's customers include the following:

•      The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit ranges between £0.38 and £0.445 (British pounds sterling), or approximately $0.74 to $0.87. Currently, the female condom is available in approximately 92 countries through public sector distribution.

•	The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

•
The Company sells the female condom in the commercial private sector principally through distribution partners. Currently the female condom is currently available through various channels in 108 countries and is commercially marketed directly to consumers in 10 countries, including the United States, Canada, Mexico, Spain, France and India.

•
On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply up to 25 million units of FC during the term of the contract, which originally expired on December 31, 2006 and was later extended until March 31, 2007. The product would be used primarily in USAID HIV/AIDS prevention programs in developing countries. In 2006, USAID exercised the option to procure six million incremental units within the calendar year. Between the inception of the agreement and February 9, 2007, the Company has shipped USAID 8.9 million units. The Company estimates total units purchased under the contract to be 11.7 million.

•
On May 9, 2006, the Company announced that it had entered into a Memorandum of Understanding with Hindustan Latex Limited, or HLL, a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2 in India. Negotiations are currently underway. In May 2006, HLL introduced the female condom to consumers under the name Confidom Passion Rings. HLL markets the product as India’s first female condom for safe sex and contraception, targeting high-end upwardly mobile consumers. FC, already available in six major cities, will be introduced eventually into a total of 34 cities within India. HLL is the Company's exclusive distributor in India.

•
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

Significant quarter to quarter variations may result from time to time due to the timing and shipment of large orders and not any fundamental change in the Company's business. Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign markets. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. For the first three months of fiscal 2007, 55% of the Company’s net revenues, 82% of the Company’s cost of products sold and 32% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first three months of fiscal 2007, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $104,000.

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

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses. In the first three months of fiscal 2007, the Company has, where possible, increased selling prices to offset such increases in costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

The Company had net revenues of $4,198,879 and net loss attributable to common stockholders of $(226,924) or $(0.01) per share for the three months ended December 31, 2006 compared to net revenues of $3,408,062 and net income attributable to common stockholders of $59,952 or $0.00 per share for the three months ended December 31, 2005.

Gross profit decreased $142,162, or 10%, to $1,278,398 for the three months ended December 31, 2006 from $1,420,560 for the three months ended December 31, 2005.  Gross profit for the quarter ending Deecember 31, 2006 was negatively impacted by product mix, with a significant number of units sold at a low-margin contract price compared to the quarter ended December 31, 2005 which had negligible sales at such a low-margin price.  The Company's obligation to accept orders under this contract has expired.  The Company expects to negotiate a new contract for future orders from the purchaser.

Net revenues increased $790,817, or 23%, for the three months ended December 31, 2006 compared with the same period last year. The strong revenue performance the Company experienced was attributable to an increase in units shipped to customers in South Africa, Zimbabwe, France, Zambia and Tanzania during the first quarter of the current fiscal year offset somewhat by reduced shipments in Brazil due to the timing of product being shipped in the latter country.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $932,979, or 47%, to $2,920,481 for the three months ended December 31, 2006 from $1,987,502 for the same period last year.  The increase is due to increased unit sales and temporary operating inefficiencies resulting in higher direct material, labor and indirect production costs.  The temporary operating inefficiencies occurred when it was necessary to alter a vendor's components that were slightly out of standard specification.

Advertising and promotion expenditures increased $8,933 to $59,038 for the three months ended December 31, 2006 from $50,105 for the same period in the prior year. The increase relates to increased fees paid to a public consulting firm first engaged in the third quarter of 2005 to provide on-going assistance in promoting FC2 and communicating the Company’s global contribution to woman’s health.

Selling, general and administrative expenses increased $136,030, or 11%, to $1,373,062 for the three months ended December 31, 2006 from $1,237,032 for the three months ended December 31, 2005. The Company experienced higher employee compensation costs offset somewhat by reductions in amortization of intangible assets and lower consulting fees. The decrease in patent amortization resulted from the related assets becoming fully amortized during the second quarter of the prior fiscal year. Consulting fees declined because Sarbanes-Oxley compliance preparation activities concluded in the first quarter of the prior fiscal year.

Research and development cost increased $33,258 to $64,704 for the three months ended December 31, 2006 from $31,446 for the same period in the prior year. The costs in 2006 and first quarter of fiscal 2007 relate primarily to initiating commercial production of FC2 in Malaysia and India, various product studies and preparation of the FC2 PMA supplement.

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

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply USAID with up to 25 million units of FC during the term of the contract. The contract, which originally had a three year term scheduled to expire on December 31, 2006, has been extended until March 31, 2007. The female condom is used primarily in USAID HIV/AIDS prevention programs in developing countries. USAID also has the option to order up to 8 million units of FC for the 2006 calendar year. In 2006, USAID exercised a contract option allowing it to procure six million incremental units within a calendar year. Between the inception of the agreement and February 9, 2007, the Company has shipped USAID 8.9 million units. The Company estimates total units purchased under the contract to be 11.7 million.

On March 25, 2004, the Company announced the appointment of Global Protection Corporation (“Global”) as the exclusive distributor for public sector sales within a 9 state region in the eastern United States. Global is required to purchase 2.6 million units within a three year period to retain exclusive distribution rights. As of February 9, 2007, Global has purchased 1.2 million units.

On December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. Effective January 1, 2005, TAG was awarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG was required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. The Company granted TAG a four-year contract extension effective January 1, 2007, making TAG the exclusive distributor for public sales within a 25 state region located between the Midwestern and Western portions of the United States. TAG has agreed to purchase 3.2 million units under this extension.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first three months of fiscal 2007, 55% of the Company’s net revenues, 82% of the Company’s cost of products sold and 32% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. Approximately, 23%, 19% and 16% of net revenues in the first quarter of fiscal 2007 were to customers in South Africa, Zimbabwe and France, respectively. For the first three months of fiscal 2007, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $104,000.

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

Liquidity and Sources of Capital

Historically, the Company’s operations have consumed cash in the development, manufacturing, and promotion of the female condom. However, in 2006 the Company generated $0.3 million in positive cash flow from operations as a result of increased sales volume and reduced operating and non-operating expenses. During the first quarter of fiscal 2007, cash used in operations was $0.1 million as a result of a higher quarter-end receivable balances due to the timing of sales and inventory growth resulting from manufacturing expansion.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock.

At December 31, 2006, the Company had working capital of $5.0 million and stockholder’s equity of $5.0 million compared to working capital of $5.1 million and stockholder’s equity of $4.8 million as of September 30, 2006.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank, expiring July 1, 2007, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 1% (prime rate was 8.25% at December 31, 2006). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at December 31, 2006.

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

PART II - OTHER INFORMATION

ITEMS 1-5

None

ITEM 6.  EXHIBITS

Exhibit
Number                   Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6).

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  February 13, 2007

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: February 13, 2007

/s/ Donna Felch
Donna Felch, Vice President and
Chief Financial Officer