Form 10QSB
period 2007-03-31
FEMALE HEALTH CO
filed 2007-05-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

    Common Stock, $.01 Par Value - 24,527,398 shares outstanding as of May 10, 2007

Transitional Small Business Disclosure Format (check one):     YES  [   ]       NO  [ X ]

10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II. OTHER INFORMATION

Items 1 - 5	30

Exhibits	31

SIGNATURES	33

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007	September 30, 2006
Current Assets:
Cash	$1,672,441	$1,827,393
Restricted cash	83,450	237,741
Accounts receivable, net	4,114,611	3,160,801
Inventories, net	1,481,067	1,011,672
Prepaid expenses and other current assets	570,769	413,532
TOTAL CURRENT ASSETS	7,922,338	6,651,139

Other Assets	191,928	187,940

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	348,521	205,837
Equipment and furniture and fixtures	5,556,207	4,920,483
Total equipment, furniture and fixtures	5,904,728	5,126,320
Less accumulated depreciation and amortization	4,802,089	4,519,627
	1,102,639	606,693
TOTAL ASSETS	$9,216,905	$7,445,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,082,789	$599,023
Accrued expenses and other current liabilities	1,465,248	970,439
Preferred dividends payable	9,606	11,210
TOTAL CURRENT LIABILITIES	2,557,643	1,580,672

Deferred gain on sale of facility	1,093,298	1,092,775

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Common stock	246,013	243,164
Additional paid-in-capital	64,572,319	64,428,692
Unearned consulting fees	-	(61,000)
Deferred compensation	-	(449,325)
Accumulated deficit	(59,870,474)	(59,960,898)
Accumulated other comprehensive income	819,319	598,474
Treasury stock, at cost	(206,507)	(32,076)
TOTAL STOCKHOLDERS’ EQUITY	5,565,964	4,772,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,216,905	$7,445,772

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006

Net revenues	$5,323,593	$3,692,871
Cost of sales	3,289,496	2,324,892

Gross profit	2,034,097	1,367,979

Advertising and promotion	33,926	58,677
Selling, general and administrative	1,619,803	1,220,605
Research and development	59,037	22,043

Total operating expenses	1,712,766	1,301,325

Operating income	321,331	66,654

Interest, net and other income	35,777	9,524

Net income	357,108	76,178

Preferred dividends, Class A, Series 1	2,760	2,762
Preferred dividends, Class A, Series 3	37,000	36,998

Net income attributable to common stockholders	$317,348	$36,418

Net income per basic common share outstanding	$0.01	$0.00

Basic weighted average common shares outstanding	23,973,955	23,745,268

Net income per diluted common share outstanding	$0.01	$0.00

Diluted weighted average common shares outstanding	27,702,950	26,882,256

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2007	2006

Net revenues	$9,522,473	$7,100,933
Cost of sales	6,209,978	4,305,783

Gross profit	3,312,495	2,795,150

Advertising and promotion	92,964	108,782
Selling, general and administrative	2,992,865	2,476,216
Research and development	123,741	53,489

Total operating expenses	3,209,570	2,638,487

Operating income	102,925	156,663

Interest, net and other income	49,330	14,846
Foreign currency transaction gain	18,572	5,264

Net income	170,827	176,773

Preferred dividends, Class A, Series 1	5,583	5,585
Preferred dividends, Class A, Series 3	74,820	74,818

Net income attributable to common stockholders	$90,424	$96,370

Net loss income per basic common share outstanding	$0.00	$0.00

Basic weighted average common shares outstanding	23,962,877	23,624,686

Net loss income per diluted common share outstanding	$0.00	$0.00

Diluted weighted average common shares outstanding	26,513,336	26,668,403

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2007	2006

OPERATIONS:
Net income	$170,827	$176,773
Adjustment for noncash items:
Depreciation and amortization	64,322	21,147
Interest added to certificate of deposit	(1,213)	(1,156)
Amortization of unearned consulting fees	118,000	182,018
Employee stock compensation	367,771	230,094
Changes in operating assets and liabilities	(339,206)	(440,873)
Net cash generated by operating activities	380,501	168,003

INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	166,318	(169,844)
Capital expenditures	(579,541)	(11,250)
Net cash used in investing activities	(413,223)	(181,094)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	96,600	1,400
Dividends paid on preferred stock	(7,200)	(11,200)
Purchase of Treasury shares	(174,431)	-

Net cash used in financing activities	(85,031)	(9,800)

Effect of exchange rate changes on cash	(37,199)	(15,620)

DECREASE IN CASH	(154,952)	(38,511)
Cash at beginning of period	1,827,393	1,775,066

CASH AT END OF PERIOD	$1,672,441	$1,736,555

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$74,820	$74,818
Issuance of restricted stock to employees	293,880	225,225
Accrued expense incurred for restricted common stock granted to employees and consultants	106,423	74,775
Preferred dividends declared	5,583	5,585

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

Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

Reclassification:

Certain items in the financial statements for the three and six months ended March 31, 2006 have been reclassified to be consistent with the presentation shown for the three and six months ended March 31, 2007.

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

NOTE 3 - Comprehensive Income

Total comprehensive income was $387,314 and $391,672 for the three and six months ended March 31, 2007 and $98,228 and $159,691 for the three and six months ended March 31, 2006.

NOTE 4 - Inventories

The components of inventory consist of the following:

	March 31, 2007	September 30, 2006

Raw material and work in process	$1,297,458	$910,052
Finished goods	245,758	154,620
Inventory, gross	1,543,216	1,064,672
Less: inventory reserves	(62,149)	(53,000)
Inventory, net	$1,481,067	$1,011,672

NOTE 5 - Adoption of Accounting Standard and Share-Based Compensation

Stock Option Plans

Under the Company’s share based long-term incentive compensation plans, the Company grants non-qualified stock options to employees.

Shares available for future issuance to the Company’s employees under existing plans were 10,528 shares at March 31, 2007.

Effective October 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for equity instruments exchanged for employee services. Among it provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.

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

The Company recognized share-based compensation expense for stock options of approximately $62,000 in the six months ended March 31, 2007 and $32,000 in the three months ended March 31, 2007, in selling, general and administrative expenses in the statements of income. The adoption of SFAS 123R by the Company had no effect on basic and diluted earnings per share for the three and six months ended March 31, 2007.

The following table shows the effect on net income attributable to common stockholders for the three and six months ended March 31, 2006 had compensation expense been recognized based upon the estimated fair value on the grant date of stock option awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Net income as reported	36,418	96,370
Deduct: Total stock based employee compensation expense determined under the fair value basis for all awards, net of related tax effects	(209,204)	(423,058)
Pro forma net loss	(172,786)	(326,688)
Earnings per share:
Basic - as reported	$0.00	$0.00
Pro forma	$(0.01)	$(0.01)

Total unrecognized compensation cost for stock options as of March 31, 2007 was $183,000. Cash proceeds received from the exercise of options for the three and six months ended March 31, 2007 was $96,600. Cash proceeds for the three and six months ended March 31, 2006 was $1,400. The realized tax benefit from stock options and other share-based payments for the three and six months ended March 31, 2007 and the three and six months ended March 31, 2006 was $0, based on the Company’s election of the “with and without” approach.

The Company granted 180,000 stock options during the first six months of fiscal 2007. The Company did not grant any options during the first six months of fiscal 2006. The table below outlines the weighted average assumptions for options granted during the six months ended March 31, 2007:

Six Months Ended March 31, 2007
Weighted average assumptions:
Expected volatility	61.2%
Expected dividend yield	0%
Risk-free interest rate	5.10%
Expected term (in years)	10.0
Fair value of options granted	$0.95

During the six months ended March 31, 2007, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. To value option grants and other awards for actual and pro forma stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock options expire in 10 years and generally vest ratably over the thirty-six month vesting period.

Option Activity:

The following table summarizes the stock options outstanding and exercisable at March 31, 2007:

	Weighted Average
	Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options Outstanding on October 1, 2006	2,644,980	$1.38
Granted	180,000	$1.27
Exercised	69,000	$1.40
Forfeited	-
Outstanding at March 31, 2007	2,755,980	$1.37	6.80	$2,366,763
Exercisable on March 31, 2007	2,567,251	$1.37	6.62	$2,200,874

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $2.23 on the last day of business for the period ended March 31, 2007.

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

A summary of the nonvested stock activity for the fiscal year 2007 is summarized in the table below:

Non-vested awards summary:	Shares	Weighted Average Grant -Date Fair Value
Outstanding at October 1, 2006	347,917	$1.48
Stock Granted	186,250	$1.47
Vested or Forfeited	238,979	$1.51
Total Outstanding March 31, 2007	295,188	$1.46

The Company recognized share-based compensation expense for restricted stock of approximately $193,000 and $369,771 for the three and six months ended March 31, 2007 and $141,000 and $311,293 for the three and six months ended March 31, 2006. This expense is included in selling, general and administrative expenses for the respective periods.

No shares of restricted stock were forfeited during the three months and six months ended March 31, 2007 or March 31, 2006.

As of March 31, 2007, there was approximately $430,379 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.  This unrecognized cost will be recognized over a weighted average period of the next 0.82 years. The fair value of the shares that vested during fiscal 2007 was $359,919.

NOTE 6 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)

	Net Sales to External Customers for the Six Months Ended				Long-Lived Asset As Of
	March 31,				March 31,	September 30,
	2007		2006		2007	2006
South Africa	$2,206	(1)	$474		$-	$-
Zimbabwe	1,732	(1)	406		-	-
United States	1,142	(1)	937		195	107
France	748		*		-	-
Brazil	*		1,366	(1)	-	-
Venezuela	*		431		-	-
Zambia	414		*		-	-
Namibia	*		386		-	-
Tanzania	449		386		-	-
India	*		*		216	112
United Kingdom	*		*		202	269
Malaysia	*		*		557	307
Other	2,831		2,715		-	-
	$9,522		$7,101		$1,170	$795

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

NOTE 8 - SAB No. 108 Adoption and Evaluation

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for the Company’s current fiscal year-end.

The Company’s evaluation of SAB No. 108 has discovered an omission from a prior period. In September 2004, the Board of Directors extended the term of 400,000 warrants to purchase common stock for an additional period of two years. While the decision was properly recorded in the Board of Director’s meeting minutes, the fair value of the extensions were not reflected in the Company’s financial statements for the fiscal year ended September 30, 2004. The Company’s retained loss and additional paid in capital as of September 30, 2006 has been increased $137,448 to properly reflect the extension’s fair value under the guidance of SAB No. 108.

NOTE 9 - Stock Repurchase Program

On January 17, 2007, the Company announced a program to repurchase up to 1,000,000 shares of the Company’s common stock. The program will remain in place for a period of one year.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 3 Months
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1, 2007 - January 31, 2007	14,100	$1.79	14,100	985,900
February 1, 2007 - February 28, 2007	29,100	$2.05	29,100	956,800
March 1, 2007 - March 31, 2007	43,200	$2.07	43,200	913,600
Total	86,400	$2.02	86,400

NOTE 10 - New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its consolidated balance sheets, statements of income and statements of cash flows.

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

In September 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 has the same physical design, specifications, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU"). In August 2006, the Company was notified by the World Health Organization (WHO) that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement. The Company has initiated discussions with the FDA regarding submission of its PMA supplement for FC2.  The FDA has laid out a process of meetings and review which is now on-going.

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

The principal raw material used to produce FC2 is a nitrile polymer. While general nitrile formulations are available from a number of suppliers, the Company has chosen to work closely with the technical market leader in synthetic polymers to develop a grade suited to the bio-compatability and functional needs of a female condom.

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

FC2, made from a nitrile polymer, has a very similar physical design and specifications as the FC female polyurethane condom. The safety and efficacy profiles are the same as the FC female polyurethane condom.

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

FC2 received the CE mark which allows it to be marketed throughout the European Union. FC2 has also been approved by regulatory authorities in India and Brazil. The Company has initiated discussions with the FDA regarding submission of its PMA supplement for FC2.  The FDA has laid out a process of meetings and review which is now on-going.

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

On March 28, 2006, the Company signed an agreement with Fuji Latex, one of the largest male condom manufacturers and distributors in Japan, appointing Fuji Latex as FHC’s exclusive marketer and distributor of the female condom in Japan. The Company and Fuji Latex had previously signed an agreement to manage the importation and quality control of FC under Japanese regulatory requirements, which began repositioning the FC female condom’s availability in Japan. Fuji Latex is currently distributing FC commercially in Japan.

On May 9, 2006, the Company announced it has entered into a Memorandum of Understanding with Hindustan Latex Limited (HLL), a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2, the Company’s second generation product, in India. Negotiations are currently underway. In May 2006, HLL introduced the FC to consumers under the name Confidom Passion Rings. HLL markets the product as India’s first female condom for safe sex and contraception, targeting high-end upwardly mobile consumers. Currently, FC is available in 22 cities including New Delhi, Mumbai, Madras, Chennai, Pune and Bangalore, across ten major states of India. HLL is the Company’s exclusive distributor in India.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.83 to $0.88, depending on contractual volumes. Under the agreement, UNAIDS and the Company cooperate in educational efforts and marketing FC in developing countries. Sales of FC are made directly to international public agencies and to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2007, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC is available in approximately 92 countries through public sector distribution.

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Population Fund. In May 2006, India was reported as having 6.1 million HIV/AIDS cases, less than 1% of its 1 billion plus population, but the largest HIV population in the world. To preclude what happened in some sub-Saharan Africa countries where more than 20% of the population is HIV positive, the Indian Government has developed and implemented prevention programs in which the female condoms are is being used. As a part of HIV/AIDS prevention program development India initiated a test of its social market programs for the Female Condom in 60 NGO’s (Non-Governmental Organizations) in five target states. To date, end user who are high risk individuals report a high level of satisfaction. Ninety per cent of the NGO’s have reordered the Female Condom.

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

FC2
The Company manufactures and warehouses FC2 within 1,900 square footage of a leased facility located in Selangor D.E., Malaysia.  A second manufacturing line at this facility became operational in February 2007 expanding capacity from 7.5 million units per year to 15 million units per year. The Company has ordered equipment for two additional lines, expanding its capacity to 30 million units per year. These additional lines are expected to be operational by the end of the year.

The Company’s India-based FC2 end-stage production capacity will be located at a facility owned by its India business partner, Hindustan Latex Limited (HLL). The Company expects that production, at an initial capacity of 7.5 million units annually, will be operational in the first half of calendar 2007.

FHC expects to bring its FC2 production capacity to 22.5 million units annually in the first half of calendar 2007 and further expand FC2 capacity to 37.5 million units before the end of calendar 2007. The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

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

The Company has the registered trademark “FC Female Condom” in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protect its competitive position. The Company has registered the trademark “FC2 Female Condom” in the United States.

Overview

The Company manufactures, markets and sells the FC female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS. During 2003, the Company began development of a second generation female condom, FC2, which was completed in 2005. The Company believes that its customers’ transition to FC2 will reduce manufacturing costs and accelerate growth. The first substantial sales of FC2 occurred in the quarter ended March 31, 2007.

Revenues. The Company's revenues are derived from sales of the female condom (including FC2, its second generation product), its only product, and are recognized upon shipment of the product to its customers. The Company's strategy is to develop a global market and distribution network for its product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. The Company's customers include the following:

•
The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling) dependent on contractual volumes, or approximately $0.83 to $0.88. Currently, the female condom is available in approximately 92 countries through public sector distribution.

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

•
On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply up to 25 million units of FC during the term of the contract, which originally expired on December 31, 2006 and was later extended until March 31, 2007. The product would be used primarily in USAID HIV/AIDS prevention programs in developing countries. In 2006, USAID exercised the option to procure six million incremental units within the calendar year. Between the inception of the agreement and May 8, 2007, the Company has shipped USAID 11.9 million units. The Company estimates total units purchased under the contract to be 13 million.

•
On May 9, 2006, the Company announced it has entered into a Memorandum of Understanding with Hindustan Latex Limited (HLL), a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2, the Company’s second generation product, in India. Negotiations are currently underway. In May 2006, HLL introduced the FC to consumers under the name Confidom Passion Rings. HLL markets the product as India’s first female condom for safe sex and contraception, targeting high-end upwardly mobile consumers. Currently, FC is available in 22 cities including New Delhi, Mumbai, Madras, Chennai, Pune and Bangalore, across ten major states of India. HLL is the Company’s exclusive distributor in India.

•
In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Population Fund. In May 2006, India was reported as having 6.1 million HIV/AIDS cases, less than 1% of its 1 billion plus population, but the largest HIV population in the world. To preclude what happened in some sub-Saharan Africa countries where more than 20% of the population is HIV positive, the Indian Government has developed and implemented prevention programs in which the female condoms are is being used. As a part of HIV/AIDS prevention program development India initiated a test of its social market programs for the Female Condom in 60 NGO’s (Non-Governmental Organizations) in five target states. To date, end user who are high risk individuals report a high level of satisfaction. Ninety per cent of the NGO’s have reordered the Female Condom.

Significant quarter to quarter variations may result from time to time due to the timing and shipment of large orders and not any fundamental change in the Company's business. Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign markets. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. For the first six months of fiscal 2007, 59% of the Company’s net revenues, 83% of the Company’s cost of products sold and 35% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first six months of fiscal 2007, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $116,000.

Expenses. The Company manufactures FC at its facility located in the United Kingdom and FC2 at its facility located in Selangor D.E., Malaysia. The Company's cost of sales consist primarily of direct material costs, direct labor costs and indirect production and distribution costs. Direct material costs include raw materials used to make the female condom, principally polyurethane for FC and a latex hybrid for FC2. Indirect product costs include logistics, quality control, and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses. In the first six months of fiscal 2007, the Company has, where possible, increased selling prices to offset such increases in costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The Company had net revenues of $5,323,593 and net income attributable to common stockholders of $317,348 or $0.01 per share for the three months ended March 31, 2007 compared to net revenues of $3,692,871 and net income attributable to common stockholders of $36,418 or $0.00 per share for the three months ended March 31, 2006.

Gross profit increased $666,118, or 49%, to $2,034,097 for the three months ended March 31, 2007 from $1,367,979 for the three months ended March 31, 2006.

Net revenues increased $1,630,722, or 44%, for the three months ended March 31, 2007 compared with the same period last year. The strong revenue performance the Company experienced was attributable to increased demand from global public sector customers and the first substantial shipments of our second generation product, FC2. The number of units shipped in the quarter ended March 31, 2007, was the highest number in any fiscal quarter in the Company’s history.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of goods sold increased $964,604, or 41%, to $3,289,496 for the three months ended March 31, 2007 from $2,324,892 for the same period last year. The increase is due to increased unit sales, and higher direct material, labor and indirect production costs.

Advertising and promotion expenditures decreased $24,751 to $33,926 for the three months ended March 31, 2007 from $58,677 for the same period in the prior year. The decrease reflects a reduced usage of public relations consulting services.

Selling, general and administrative expenses increased $399,198, or 33%, to $1,619,803 for the three months ended March 31, 2007 from $1,220,605 for the three months ended March 31, 2006. In the three months ended March 31, 2007 the Company incurred higher employee compensation costs and increased outside consulting fees, compared to the same period last year.

Research and development cost increased $36,994 to $59,037 for the three months ended March 31, 2007 from $22,043 for the same period in the prior year. The increase is related to various product studies and other costs of the FC2 PMA supplement preparation.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO SIX MONTHS ENDED MARCH 31, 2006

The Company had net revenues of $9,522,473 and net income attributable to common stockholders of $90,424 or $0.00 per share for the six months ended March 31, 2007 compared to net revenues of $7,100,933 and net income attributable to common stockholders of $96,370 or $0.00 per share for the six months ended March 31, 2006.

Gross profit increased $517,345, or 19%, to $3,312,495 for the six months ended March 31, 2007 from $2,795,150 for the six months ended March 31, 2006.

Net revenues increased $2,421,540, or 34%, for the six months ended March 31, 2007 compared with the same period last year. The strong revenue performance the Company experienced was attributable to increased demand from global public sector customers and the first substantial sales of our second generation product, FC2.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of goods sold increased $1,904,195, or 44%, to $6,209,978 for the six months ended March 31, 2007 from $4,305,783 for the same period last year. The increase is due to increased unit sales, and higher direct material, labor and indirect production costs.

Advertising and promotion expenditures decreased $15,818 to $92,964 for the six months ended March 31, 2007 from $108,782 for the same period in the prior year. The decrease results from reduced usage of public relations consulting services.

Selling, general and administrative expenses increased $516,649, or 21%, to $2,992,865 for the six months ended March 31, 2007 from $2,476,216 for the six months ended March 31, 2006. The increase was due to higher employment costs and increased financial and investor relations consulting fees. The increases were somewhat offset by the elimination of Sarbanes-Oxley implementation costs.

Research and development cost increased $70,252 to $123,741 for the six months ended March 31, 2007 from $54,489 for the same period in the prior year. The cost increase relates to various product studies and other costs of the FC2 PMA supplement preparation.

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

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the female condom, its sole current product. While management believes the global potential for the female condom is significant, the ultimate level of consumer demand around the world is not yet known. In the six months ended March 31, 2007 and March 31, 2006, sales of the female condom were sufficient to cover the Company's operating costs.

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

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply USAID with up to 25 million units of FC during the term of the contract. The contract, which originally had a three year term scheduled to expire on December 31, 2006, has been extended until June 30, 2007. The female condom is used primarily in USAID HIV/AIDS prevention programs in developing countries. USAID had the option to order up to 8 million units of FC for the 2006 calendar year. In 2006, USAID exercised that option. Between the inception of the agreement and May 8, 2007, the Company has shipped USAID 11.9 million units. The Company estimates total units purchased under the contract to be 13 million.

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

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first six months of fiscal 2007, 59% of the Company’s net revenues, 83% of the Company’s cost of products sold and 35% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. Approximately, 23%, 18% and 8% of net revenues in the first six months of fiscal 2007 were to customers in South Africa, Zimbabwe and France, respectively. For the first six months of fiscal 2007, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $116,000.

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

Liquidity and Sources of Capital

Historically, the Company’s operations have consumed cash in the development, manufacturing, and promotion of the female condom. However, in 2006 the Company generated $0.3 million in positive cash flow from operations as a result of increased sales volume and reduced operating and non-operating expenses. During the six months of fiscal 2007, cash generated by operations was $0.3 million as a result of higher quarter-end receivable balances due to the timing of sales and inventory growth resulting from manufacturing expansion.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock.

At March 31, 2007, the Company had working capital of $5.3 million and stockholder’s equity of $5.5 million compared to working capital of $5.0 million and stockholder’s equity of $4.8 million as of September 30, 2006.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank, expiring July 1, 2007, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 1% (prime rate was 8.25% at March 31, 2007). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at March 31, 2007.

Stock Repurchase Program

On January 17, 2007, the Company announced a program to repurchase up to 1,000,000 shares of the Company's common stock. The program will remain in place for a period of one year. Repurchases may occur from time to time and are expected to be funded by cash flow from operations and available cash. As of March 31, 2007, the Company has repurchased a total of 86,400 shares under this program at an average price of $2.02 per share.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In 2006 and 2007 the Company has, where possible, increased selling prices to offset such increases in costs.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c)

On January 17, 2007, the Company announced a program to repurchase up to 1,000,000 shares of the Company’s common stock. The program will remain in place for a period of one year.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 3 Months
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1, 2007 - January 31, 2007	14,100	$1.79	14,100	985,900
February 1, 2007 - February 28, 2007	29,100	$2.05	29,100	956,800
March 1, 2007 - March 31, 2007	43,200	$2.07	43,200	913,600
Total	86,400	$2.02	86,400

Item 4

The Company held an Annual Meeting of its shareholders on March 29, 2007. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, James R. Kerber, Richard E. Wenninger and Mary Margaret Frank, Ph.D. to the Board of Directors to serve until the 2008 Annual Meeting and to ratify the appointment of McGladrey & Pullen LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2007. The results of the shareholder voting are listed below:

Matter Voted On:	For	Against	Withheld	Abstentions
O.B. Parrish	15,724,027		80,022
Mary Ann Leeper Ph.D.	15,365,827		438,222
William R. Gargiulo, Jr.	15,723,327		80,722
Stephen M. Dearholt	15,724,227		79,822
David R. Bethune	15,724,227		79,822
Michael R. Walton	15,724,127		79,922
James R. Kerber	15,724,027		80,022
Richard E. Wenninger	15,722,427		81,622
Mary Margaret Frank, Ph.D.	15,724,327		79,722
Ratification of Independent Public Accountants	15,764,437	16,287		23,325

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.01	Standstill Agreement, dated as of March 28, 2007 between the Company and Red Oak Fund, L.P. (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (7)

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the Securities and Exchange Commission on May 25, 1990.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2007.

(7)
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

THE FEMALE HEALTH COMPANY

DATE: May 14, 2007

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: May 14, 2007

/s/ Donna Felch
Donna Felch, Vice President and
Chief Financial Officer