Form 10QSB
period 2007-06-30
FEMALE HEALTH CO
filed 2007-08-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

    Common Stock, $.01 Par Value – 26,437,908 shares outstanding as of August 10, 2007

Transitional Small Business Disclosure Format (check one):     YES  [   ]       NO  [ X ]

10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION AND MANAGEMENT'S
DISCUSSION AND ANALYSIS
PAGE

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Condensed Consolidated Balance Sheets -
June 30, 2007 and September 30, 2006	4

Unaudited Condensed Consolidated Statements of Income -
Three Months Ended June 30, 2007 and June 30, 2006	5

Unaudited Condensed Consolidated Statements of Income -
Nine Months Ended June 30, 2007 and June 30, 2006	6

Unaudited Condensed Consolidated Statements of Cash Flows -
Nine Months Ended June 30, 2007 and June 30, 2006	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Management's Discussion and Analysis	16

Controls and Procedures	29

PART II.	OTHER INFORMATION

Items 1 – 5	30

Exhibits	30

SIGNATURES	32

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2007	September 30, 2006
Current Assets:
Cash	$1,855,515	$1,827,393
Restricted cash	85,053	237,741
Accounts receivable, net	3,933,770	3,160,801
Inventories, net	1,627,011	1,011,672
Prepaid expenses and other current assets	525,718	413,532
TOTAL CURRENT ASSETS	8,027,067	6,651,139

Other Assets	195,614	187,940

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	425,187	205,837
Equipment and furniture and fixtures	5,664,564	4,920,483
Total equipment, furniture and fixtures	6,089,751	5,126,320
Less accumulated depreciation and amortization	4,924,247	4,519,627
	1,165,504	606,693
TOTAL ASSETS	$9,388,185	$7,445,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$697,731	$599,023
Accrued expenses and other current liabilities	1,415,105	970,439
Preferred dividends payable	49,796	11,210
TOTAL CURRENT LIABILITIES	2,162,632	1,580,672

Deferred gain on sale of facility	1,085,727	1,092,775

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Common stock	263,898	243,164
Additional paid-in-capital	64,754,549	64,428,692
Unearned consulting fees	-	(61,000)
Deferred compensation	-	(449,325)
Accumulated deficit	(59,553,201)	(59,960,898)
Accumulated other comprehensive income	942,396	598,474
Treasury stock, at cost	(273,110)	(32,076)
TOTAL STOCKHOLDERS’ EQUITY	6,139,826	4,772,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,388,185	$7,445,772
See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006

Net revenues	$4,623,190	$3,301,206
Cost of sales	2,810,291	2,106,899

Gross profit	1,812,899	1,194,307

Advertising and promotion	38,056	49,481
Selling, general and administrative	1,371,339	1,080,421
Research and development	32,927	62,027

Total operating expenses	1,442,322	1,191,929

Operating income	370,577	2,378

Interest, net and other income	(10,804)	(23,496)
Foreign currency loss	23,905	13,132

Net income	357,476	12,742

Preferred dividends, Class A, Series 1	2,792	2,792
Preferred dividends, Class A, Series 3	37,410	37,410
Net income (loss) attributable to common stockholders	317,274	(27,460)

Net income (loss) per basic common share outstanding	$0.01	$(0.00)

Basic weighted average common shares outstanding	25,902,539	23,783,017

Net income (loss) per diluted common share outstanding	$0.01	$(0.00)

Diluted weighted average common shares outstanding	28,753,523	23,783,017

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,
	2007	2006

Net revenues	$14,145,663	$10,402,139
Cost of sales	9,020,269	6,426,638

Gross profit	5,125,394	3,975,501

Advertising and promotion	131,020	158,263
Selling, general and administrative	4,364,204	3,542,918
Research and development	156,668	115,516

Total operating expenses	4,651,892	3,816,697

Operating income	473,502	158,804

Interest, net and other income	(60,134)	(38,343)
Foreign currency transaction loss	5,333	7,868

Net income	528,303	189,279

Preferred dividends, Class A, Series 1	8,377	8,377
Preferred dividends, Class A, Series 3	112,228	112,228
Net income attributable to common stockholders	$407,698	$68,674

Net income per basic common share outstanding	$0.02	$0.00

Basic weighted average common shares outstanding	24,609,431	23,677,463

Net income per diluted common share outstanding	$0.02	$0.00

Diluted weighted average common shares outstanding	26,853,041	23,677,463

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2007	2006

OPERATIONS:
Net income	$528,303	$189,279
Adjustment for noncash items:
Depreciation and amortization	100,949	11,806
Interest added to certificate of deposit	(1,832)	(1,744)
Amortization of consulting fees paid in shares	175,000	257,401
Share-based compensation	509,851	406,301
Changes in operating assets and liabilities	(571,096)	(264,061)
Net cash generated by operating activities	741,175	598,982

INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	168,481	(215,514)
Capital expenditures	(799,677)	(25,609)
Net cash used in investing activities	(631,196)	(241,123)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	96,600	1,400
Dividends paid on preferred stock	(7,200)	(11,200)
Purchase of Treasury shares	(241,034)	-

Net cash used in financing activities	(151,634)	(9,800)

Effect of exchange rate changes on cash	69,777	84,982

INCREASE IN CASH	28,122	433,041
Cash at beginning of period	1,827,393	1,775,066

CASH AT END OF PERIOD	$1,855,515	$2,208,107

Schedule of noncash financing and investing activities:
Common stock issued/accrued for payment of preferred stock dividends	$112,227	$112,227
Issuance of restricted stock to employees	465,983	678,225
Accrued expense incurred for restricted common stock granted to employees and consultants	142,999	138,157
Preferred dividends declared	8,377	8,377

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

Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

NOTE 3 - Comprehensive Income

Total comprehensive income was $479,861 and $871,533 for the three and nine months ended June 30, 2007 and $217,245 and $296,297 for the three and nine months ended June 30, 2006.

NOTE 4 - Inventories

The components of inventory consist of the following:
	June 30, 2007	September 30, 2006

Raw material and work in process	$1,447,102	$910,052
Finished goods	242,242	154,620
Inventory, gross	1,689,344	1,064,672
Less: inventory reserves	(62,333)	(53,000)
Inventory, net	$1,627,011	$1,011,672

NOTE 5 - Adoption of Accounting Standard and Share-Based Compensation

Stock Option Plans

Under the Company’s share based long-term incentive compensation plans, the Company had granted non-qualified stock options to employees.  The Company's 1997 Stock Option Plan expired December 31, 2006, and the Company no longer has shares available for issuance under any of its plans.

Effective October 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for equity instruments exchanged for employee services. Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.

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

The Company recognized share-based compensation expense for stock options of approximately $90,000 in the nine months ended June 30, 2007 and $28,000 in the three months ended June 30, 2007, in selling, general and administrative expenses in the statements of income. The adoption of SFAS 123R by the Company had no effect on basic and diluted earnings per share for the three and nine months ended June 30, 2007. The adoption of SFAS 123R did not affect the Company’s cash flows or financing activities.

The following table shows the effect on net income attributable to common stockholders for the three and nine months ended June 30, 2006 had compensation expense been recognized based upon the estimated fair value on the grant date of stock option awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006

Net income (loss) as reported	$(27,460)	$68,674
Deduct: Total stock based employee compensation expense determined under the fair value basis for all awards, net of related tax effects	(66,464)	(489,522)
Pro forma net loss	$(93,924)	$(420,848)
Earnings per share:
Basic - as reported	$(0.00)	$0.00
Pro forma	$(0.00)	$(0.02)

Total unrecognized compensation cost for stock options as of June 30, 2007 was $152,000. This compensation cost will be recognized over a weighted average period of 2.1 years.  Cash proceeds received from the exercise of options for the nine months ended June 30, 2007 was $96,600. There were no option exercises in the three months ended June 30, 2007.  Cash proceeds for the three and nine months ended June 30, 2006 was $0 and $1,400 respectively.  The realized tax benefit from stock options and other share-based payments for the three and nine months ended June 30, 2007 and the three and nine months ended June 30, 2006 was $0, based on the Company’s election of the “with and without” approach.

The Company granted 180,000 stock options during the first nine months of fiscal 2007. The Company did not grant any options during the first nine months of fiscal 2006. The table below outlines the weighted average assumptions for options granted during the nine months ended June 30, 2007.

Nine Months Ended June 30, 2007

Weighted average assumptions:
Expected volatility	61.2%
Expected dividend yield	0%
Risk-free interest rate	5.10%
Expected term (in years)	10.0
Fair value of options granted	$ 0.95

During the nine months ended June 30, 2007, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. To value option grants and other awards for actual and pro forma stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock options expire in 10 years and generally vest ratably over the thirty-six month vesting period.

Option Activity:

The following table summarizes the stock options outstanding and exercisable at June 30, 2007:

	Weighted Average
	Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options Outstanding on October 1, 2006	2,644,980	$1.38
Granted	180,000	$1.27
Exercised	69,000	$1.40
Forfeited	10,000	$2.70
Outstanding at June 30, 2007	2,745,980	$1.37	6.55	$2,202,005
Exercisable on June 30, 2007	2,589,247	$1.37	6.39	$2,068,446

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $2.17 on the last day of business for the period ended June 30, 2007.

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

A summary of the nonvested stock activity for the fiscal year 2007 is summarized in the table below:

Non-vested awards summary:	Shares	Weighted Average Grant -Date Fair Value
Outstanding at October 1, 2006	347,917	$1.48
Stock Granted	236,250	$1.61
Vested or Forfeited	389,896	$1.53
Total Outstanding June 30, 2007	194,271	$1.54

The Company recognized share-based compensation expense for restricted stock of approximately $224,557 and $594,328 for the three and nine months ended June 30, 2007 and $187,000 and $484,939 for the three and nine months ended June 30, 2006. This expense is included in selling, general and administrative expenses for the respective periods.

During the three months and nine months ended June 30, 2007, 2,500 shares of restricted stock were forfeited. No shares of restricted stock were forfeited during the three months and nine months ended June 30, 2006.

As of June 30, 2007, there was approximately $298,519 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next 0.69 years. The fair value of the shares that vested during fiscal 2007 was $594,328.

NOTE 6 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)

	Net Sales to External Customers for the Nine Months Ended				Long-Lived Asset As Of
	June 30,				June 30,	September 30,
	2007		2006		2007	2006

South Africa	$3,210	(1)	$-		$-	$-
Zimbabwe	2,426	(1)	612		-	-
United States	1,834	(1)	1,366		183	107
France	986		*		-	-
Brazil	*		2,038	(1)	-	-
Zambia	843		*		-	-
India	*		560		221	112
United Kingdom	*		*		322	269
Malaysia	*		*		636	307
Other	4,847		5,826		-	-
	$14,146		$10,402		$1,362	$795

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

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 6 Months

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Period:
January 1, 2007 – January 31, 2007	14,100	$1.79	14,100	985,900
February 1, 2007 - February 28, 2007	29,100	$2.05	29,100	956,800
March 1, 2007 – March 31, 2007	43,200	$2.07	43,200	913,600
Quarterly Subtotal	86,400	$2.02	86,400
April 1, 2007 – April 30, 2007	-	-	-	913,600
May 1, 2007 – May 31, 2007	-	-	-	913,600
June 1, 2007 – June 30, 2007	27,600	2.41	27,600	886,000
Quarterly Subtotal	27,600	$2.41	27,600
Total	114,000	$2.11	114,000	886,000

NOTE 10 - Warrant Settlement Program

During the third quarter of fiscal 2007, the Company offered certain holders of warrants a program under which they could settle the warrants for fully vested common stock.  The subject warrants had had exercise prices ranging from $0.40 per share to $1.50 per share.  Warrant holders who elected to participate in the program tendered 2,762,500 warrants to acquire 1,782,645 shares of common stock, which were issued during the third quarter. Since the fair value of the warrants tendered was greater than the value of the common stock received, no expense was recorded related to this program.

NOTE 11 - New Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Under SFAS No. 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Statement is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its consolidated balance sheets, statements of income and statements of cash flows.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The requirements of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not believe the adoption of SFAS No. 157 will have a material effect on its financial statements.

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

The Female Health Company obtained approval for its common stock to be listed on the American Stock Exchange early in July, 2007.  The Company’s common stock began trading on AMEX under the symbol “FHC” on July 9, 2007.

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

In September 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 has basically the same physical design, specifications, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU"). In August 2006, the Company was notified by the World Health Organization (WHO) that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly and consistently. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement. The Company has initiated discussions with the FDA regarding the path to approval and expects to submit a PMA before the end of calendar 2007.  FC2 has also been approved and received the CE mark from the European Union and has been approved by regulatory authorities in India and Brazil.

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

The principal raw material used to produce FC2 is a nitrile polymer. While general nitrile formulations are available from a number of suppliers, the Company has chosen to work closely with the technical market leader in synthetic polymers to develop a grade ideally suited to the bio-compatibility and functional needs of a female condom.  The supplier has agreed that the Company is the sole and exclusive owner of the unique polymer formulation that was developed for FC2.

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

In 2006, the Centers for Disease Control and Prevention reported that the HIV/AIDS epidemic is taking an increasing toll on women and girls in the United States.  Women of color, particularly Black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Black women account for 67% of AIDS cases among women aged 13 and older, diagnosed in 2005, but only 12% of the U.S. population of women.  Latinas account for 16% of estimated AIDS cases, compared to 13% of the female population aged 13 and over.

For the most recent year in which data are available (2002), HIV infection was

•	The leading cause of death for African American women aged 25-34 years
•	The 3rd leading cause of death for African American women aged 35-44 years
•	The 4th leading cause of death for African American women aged 45-54 years and for Hispanic women aged 35-44.

Most HIV/AIDS diagnoses among women are due to heterosexual transmission (71% in 2005) followed by injection drug use (27%).

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

FC2, made from a nitrile polymer, has a very similar physical design and specifications.  The safety and efficacy profiles are the same as those of the FC female polyurethane condom.

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

The Company believes that FC's PMA and FDA classification as a Class III Medical Device create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of four to nine years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

FC2 received the CE mark which allows it to be marketed throughout the European Union. FC2 has also been approved regulatory authorities in India and Brazil. The Company has initiated discussions with the FDA regarding the path to approval.  The Company plans to file a PMA before the end of calendar 2007.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC and FC2.

Strategy

The Company’s strategy is to fully develop the market for FC and FC2 on a global basis. In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), UNAIDS, the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with technical sales support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC, in London, England.  FC2 is currently being produced in Selangor D.E., Malaysia.

With the majority of its products currently being sold to the public sector, the Company’s incurs minimal sales and marketing expense.  As the demand for the Female Condom continues to grow, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product which is less costly to manufacture than FC. FC2 is currently being produced in Selangor D.E., Malaysia. In August 2006, the Company received notice from WHO that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly and consistently. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard measures being applied prior to procurement. The Company made its first substantial sales in the second quarter of fiscal 2007.

Commercial Markets - Direct to Consumers

The Company markets FC directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 10 countries, including the United States, Brazil, Canada, Mexico, Spain, France and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells FC to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

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

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.84 to $0.89, depending on contractual volumes. Under the agreement, UNAIDS and the Company cooperate in educational efforts and marketing FC in developing countries. Sales of FC are made directly to international public agencies and to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2008, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC is available in approximately 92 countries through public sector distribution.

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Population Fund. India faces a significant threat of HIV/AIDS, with existing cases estimated to be 2.5 – 3 million.  The Indian Government is determined to avoid what happened in some sub-Saharan Africa countries where more than 20% of the population is HIV positive.  They have developed and implemented prevention programs in which the female condoms are being used.  As a part of HIV/AIDS prevention program development India initiated a test of its social market programs for the Female Condom in 60 NGO’s (Non-Governmental Organizations) in five target states.  To date, end user who are high risk individuals report a high level of satisfaction.  Ninety per cent of the NGO’s have reordered the Female Condom.

The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  The female condom is currently available in 63 locations in New York City, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units, it is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.

Manufacturing Facilities

FC
The Company manufactures FC in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year at a capital expenditure of less than $1 million for the purchase of additional equipment.

FC2
The Company manufactures and warehouses FC2 within a 1,900 square foot leased facility located in Selangor D.E., Malaysia.  A second manufacturing line at this facility became operational in February 2007 expanding capacity from 7.5 million units per year to 15 million units per year.  The Company has ordered equipment for two additional lines, expanding its capacity to 30 million units per year.  These additional lines are expected be operational by the end of the year.

The Company’s India-based FC2 end-stage production capacity will be located at a facility owned by its India business partner, Hindustan Latex Limited (HLL). The Company expects that production, at an initial capacity of 7.5 million units annually, will be operational before the end of calendar 2007.

FHC expects its total FC2 production capacity to be 37.5 million units annually before the end of calendar 2007.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

Government Regulation

In the U.S., FC is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.  The Company has initiated discussions with the FDA regarding the path to approval of FC2, and the Company plans to file a PMA before the end of calendar 2007.

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

It is also possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company

Patents and Trademarks

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

Overview

The Company manufactures, markets and sells the FC female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS. During 2003, the Company began development of a second generation female condom, FC2, which was completed in 2005. The Company believes that its customers’ transition to FC2 will reduce manufacturing costs and accelerate growth.  The first substantial sales of FC2, which occurred in the quarter ended March 31, 2007, were followed by significant sales in the quarter ended June 30, 2007.

Revenues. The Company's revenues are derived from sales of the female condom (including FC2, its second generation product), its only product, and are recognized upon shipment of the product to its customers. The Company's strategy is to develop a global market and distribution network for its product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise. The Company's customers include the following:

•
The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling) dependent on contractual volumes, or approximately $0.84 to $0.89. Currently, the female condom is available in approximately 92 countries through public sector distribution.

•	The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

•
The Company sells the female condom in the commercial private sector principally through distribution partners. Currently the female condom is available through various channels in 108 countries and is commercially marketed directly to consumers in 10 countries, including the United States, Brazil, Canada, Mexico, Spain, France and India.

•
On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply up to 25 million units of FC during the term of the contract, which originally expired on December 31, 2006 and was later extended until June 30, 2007, when it expired. The product would be used primarily in USAID HIV/AIDS prevention programs in developing countries. In 2006, USAID exercised the option to procure nine million incremental units within the calendar year. During the course of the contract, the Company has shipped USAID about 13 million units.  Approximately 57% of the total units were shipped in the twelve months ended June 30, 2007.

•
In May, 2006, the Company announced it has entered into a Memorandum of Understanding with Hindustan Latex Limited (HLL), a Government of India Enterprise, to negotiate, in good faith, formal agreements related to the manufacture of FC2, the Company’s second generation product, in India. Negotiations are currently underway. In May 2006, HLL introduced the FC to consumers under the name Confidom Passion Rings. HLL markets the product as India’s first female condom for safe sex and contraception, targeting high-end upwardly mobile consumers. Currently, FC is available in 22 cities including New Delhi, Mumbai, Madras, Chennai, Pune and Bangalore, across ten major states of India.  HLL is the Company’s exclusive distributor in India.

•
In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Population Fund. India faces a significant threat of HIV/AIDS, with existing cases estimated to be 2.5 – 3 million.  The Indian Government is determined to avoid what happened in some sub-Saharan Africa countries where more than 20% of the population is HIV positive.  They have developed and implemented prevention programs in which the female condoms are is being used.  As a part of HIV/AIDS prevention program development India initiated a test of its social market programs for the Female Condom in 60 NGO’s (Non-Governmental Organizations) in five target states.  To date, end user who are high risk individuals report a high level of satisfaction.  Ninety per cent of the NGO’s have reordered the Female Condom.

Significant quarter to quarter variations may result from time to time due to the timing and shipment of large orders and not any fundamental change in the Company's business. Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign markets. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. For the first nine months of fiscal 2007, 58% of the Company’s net revenues, 86% of the Company’s cost of goods sold and 31% of the Company’s operating expenses were affected by changes in the exchange rate of the British pounds sterling relative to the United States dollar. For the first nine months of fiscal 2007, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $200,000.  On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate.

In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

Expenses. The Company manufactures FC at its facility located in the United Kingdom and FC2 at its facility located in Selangor D.E., Malaysia. The Company's cost of sales consist primarily of direct material costs, direct labor costs and indirect production and distribution costs. Direct material costs include raw materials used to make the female condom, principally polyurethane for FC and a nitrile polymer for FC2. Indirect product costs include logistics, quality control, and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

The Company has experienced increased costs of raw materials, supplies, salaries and benefits, and increased general and administrative expenses. In the first nine months of fiscal 2007, the Company has, where possible, increased selling prices to offset such increases in costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The Company had net revenues of $4,623,190 and net income attributable to common stockholders of
$317,274 or $0.01 per share for the three months ended June 30, 2007 compared to net revenues of $3,301,206 and net loss attributable to common stockholders of $(27,460) or $(0.00) per share for the three months ended June 30, 2006.

Gross profit increased $618,592, or 52%, to $1,812,899 for the three months ended June 30, 2007 from $1,194,307 for the three months ended June 30, 2006.

Net revenues increased $1,321,984, or 40%, for the three months ended June 30, 2007 compared with the same period last year. The strong revenue performance the Company experienced was attributable to increased demand from global and domestic public sector customers and the increasing growth in sales of our second generation product, FC2.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales increased $703,392, or 33%, to $2,810,291 for the three months ended June 30, 2007 from $2,106,899 for the same period last year. The increase results mainly from growth in unit sales.  Increases in FC’s direct material, labor and indirect production costs per unit have been offset somewhat by FC2’s lower production costs.

Advertising and promotion expenditures decreased $11,425 to $38,056 for the three months ended June 30, 2007 from $49,481 for the same period in the prior year. The decrease reflects a reduced usage of public relations consulting services.

Selling, general and administrative expenses increased $290,918, or 27%, to $1,371,339 for the three months ended June 30, 2007 from $1,080,421 for the three months ended June 30, 2006. In the three months ended June 30, 2007 the Company incurred higher employee compensation costs and increased outside consulting fees, compared to the same period last year.

Research and development cost decreased $29,100 to $32,927 for the three months ended June 30, 2007 from $62,027 for the same period in the prior year.  Last year’s expenses were related to development of commercial scale manufacturing of FC2 while the current fiscal year’s expenses relate primarily to the costs of the FC2 PMA supplement preparation.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO NINE MONTHS ENDED JUNE 30, 2006

The Company had net revenues of $14,145,663 and net income attributable to common stockholders of
$407,698 or $0.02 per share for the nine months ended June 30, 2007 compared to net revenues of $10,402,139 and net income attributable to common stockholders of $68,674 or $0.00 per share for the nine months ended June 30, 2006.

Gross profit increased $1,149,893, or 29%, to $5,125,394 for the nine months ended June 30, 2007 from $3,975,501 for the nine months ended June 30, 2006.

Net revenues increased $3,743,524, or 36%, for the nine months ended June 30, 2007 compared with the same period last year. The strong revenue performance the Company experienced was attributable to increased demand from global public sector customers and the increasing growth in sales of our second generation product, FC2.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales increased $2,593,631, or 40%, to $9,020,269 for the nine months ended June 30, 2007 from $6,426,638 for the same period last year. The increase results mainly from growth in unit sales.  Increases in FC’s direct material, labor and indirect production costs per unit have been offset somewhat by FC2’s lower production costs.

Advertising and promotion expenditures decreased $27,243 to $131,020 for the nine months ended June 30, 2007 from $158,263 for the same period in the prior year. The decrease results from reduced consulting services.

Selling, general and administrative expenses increased $821,286, or 23%, to $4,364,204 for the nine months ended June 30, 2007 from $3,542,918 for the nine months ended June 30, 2006. The increase was due to higher employment costs and increased financial and investor relations consulting fees.

Research and development cost decreased $41,152 to $156,668 for the nine months ended June 30, 2007 from $115,516 for the same period in the prior year. Last year’s research and development expenses were related to the development of commercial scale manufacturing of FC2 while fiscal year 2007 expenses relate primarily to the costs of the FC2 PMA supplement preparation.

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

Distribution Network

The Company's strategy is to develop a global distribution network for the female condom by entering into distribution arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous agreements for in-country distribution to the public sector, particularly in Africa, Latin America and India. The Company has also entered into several agreements for the commercialization of the female condom in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STD prevention programs that include female condoms as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute the female condom within its contractual territory. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

On September 30, 2003, the Company entered into an agreement with the U.S. Agency for International Development (USAID) to supply up to 25 million units of FC during the term of the contract, which originally expired on December 31, 2006 and was later extended until June 30, 2007, when it expired. The product would be used primarily in USAID HIV/AIDS prevention programs in developing countries. In 2006, USAID exercised the option to procure nine million incremental units within the calendar year. During the course of the contract, the Company has shipped USAID about 13 million units.  Approximately 57% of the total units were shipped in the twelve months ended June 30, 2007.

In December 18, 2001, the Company announced the three year appointment of Total Access Group (“TAG”) as the exclusive distributor for public sales within a 15 state region in the western United States. TAG was required to meet minimum unit purchase requirements within the three year period to retain exclusive distribution rights and achieved the required levels. Effective January 1, 2005, TAG was awarded a two year extension as the exclusive distributor for public sales within a 20 state region located between the Midwest and Western portion of the United States. TAG was required to purchase 1.4 million units within the two year period to retain exclusive distribution rights. The Company granted TAG a four-year contract extension effective January 1, 2007, making TAG the exclusive distributor for public sales within a 25 state region located between the Midwestern and Western portions of the United States. TAG has agreed to purchase 3.2 million units under this extension.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first nine months of fiscal 2007, 58% of the Company’s net revenues, 86% of the Company’s cost of goods sold and 31% of the Company’s operating expenses were affected by changes in the exchange rate of British Pound Sterling relative to the United States dollar. For the first nine months of fiscal 2007, the Company estimates that the unfavorable net impact of the exchange rate fluctuations was approximately $200,000.
On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate.

In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. Approximately, 23%, 17% and 7% of net revenues in the first nine months of fiscal 2007 were to customers in South Africa, Zimbabwe and France, respectively.

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

Liquidity and Sources of Capital

Historically, the Company’s operations have consumed cash in the development, manufacturing, and promotion of the female condom. However, in 2006 the Company generated $0.3 million in positive cash flow from operations as a result of increased sales volume and reduced operating and non-operating expenses. During the nine months of fiscal 2007, cash generated by operations totaled $0.7 million, primarily due to increased operating profit.

In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock.

At June 30, 2007, the Company had working capital of $5.8 million and stockholder’s equity of $6.1 million compared to working capital of $5.1 million and stockholder’s equity of $4.8 million as of September 30, 2006.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility (if that facility is renewed).

As of June 30, 2007, the Company had two unused revolving notes with Heartland Bank that allowed the Company to borrow up to $1,500,000. Both revolving notes expired on July 1, 2007, and an extension is pending.

Stock Repurchase Program

On January 17, 2007, the Company announced a program to repurchase up to 1,000,000 shares of the Company's common stock.  The program will remain in place for a period of one year.  Repurchases may occur from time to time and are expected to be funded by cash flow from operations and available cash.  As of June 30, 2007, the Company has repurchased a total of 114,000 shares under this program at an average price of $2.11 per share.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of raw materials, supplies, salaries and benefits, and increased general and administrative expenses. In 2006 and 2007 the Company has, where possible, increased selling prices to offset such increases in costs.

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

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 6 Months
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Period:
January 1, 2007 – January 31, 2007	14,100	$1.79	14,100	985,900
February 1, 2007 - February 28, 2007	29,100	$2.05	29,100	956,800
March 1, 2007 – March 31, 2007	43,200	$2.07	43,200	913,600
Quarterly Subtotal	86,400	$2.02	86,400
April 1, 2007 – April 30, 2007	-	-	-	913,600
May 1, 2007 – May 31, 2007	-	-	-	913,600
June 1, 2007 – June 30, 2007	27,600	$2.41	27,600	886,000
Quarterly Subtotal	27,600	$2.41	27,600
Total	114,000	$2.11	114,000	886,000

Item 6. EXHIBITS

Exhibit
Number                      Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)(6)
_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the Securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  August 14, 2007

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE:  August 14, 2007

/s/ Donna Felch
Donna Felch, Vice President and
Chief Financial Officer