Form 10KSB
period 2007-09-30
FEMALE HEALTH CO
filed 2007-12-21
CIK 863894

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number: 1-13602

THE FEMALE HEALTH COMPANY
(Name of Small Business Issuer in Its Charter)

Wisconsin	39-1144397
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

515 North State Street, Suite 2225, Chicago, Illinois	60610
(Address of principal executive offices)	Zip Code

312-595-9123
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

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

Issuer's revenues for its most recent fiscal year: $19,319,889.

As of December 13, 2007, 26,707,908 shares of the Company's common stock were outstanding. As of December 13, 2007, the aggregate market value of shares of the Company's common stock held by non-affiliates was approximately $51.6 million (based upon the last reported sale price of $2.72 on that date on the American Stock Exchange).

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

The product is currently sold or available through various channels in 116 countries.  It is commercially marketed directly to consumers in 15 countries by various country specific partners, including in the United States, the United Kingdom, Canada and France.  Currently, public sector female condom programs in various stages are ongoing in over 90 countries.

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

In September 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 has basically the same physical design, specifications, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU"). In August 2006, the Company was notified by the World Health Organization (WHO) that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly and consistently. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement. The Company expects to submit a PMA for approval of FC2 to the FDA before the end of calendar 2007.  FC2 has also been approved by regulatory authorities in India and Brazil.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement expires on December 31, 2008 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

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

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) in its December 2006 Aids Epidemic Update reported that 33 million people globally were living with HIV. Approximately 2.5 million new cases of HIV will be reported this year while about 2 million people will have died from the disease. Women now comprise the majority of the new cases in many areas of the world. In a published paper by Dr. Colin Mathers and Dejan Loncar of the WHO, “Projections of Global Mortality and Burden of Disease from 2002 to 2030," they estimate that at least 117 million people will have died of or will have AIDS by 2030.

In 2006, the Centers for Disease Control and Prevention reported that the HIV/AIDS epidemic is taking an increasing toll on women and girls in the United States.  Women of color, particularly Black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Black women accounted for 67% of AIDS cases among women aged 13 and older diagnosed in 2005, but only 12% of the U.S. population of women.  Latinas accounted for 16% of estimated AIDS cases in 2005, compared to 13% of the female population aged 13 and over.

For the most recent year in which data are available (2002), the Centers for Disease Control and Prevention reported that HIV infection was:

●	the leading cause of death for African American women aged 25-34 years;
●	the 3rd leading cause of death for African American women aged 35-44 years; and
●	the 4th leading cause of death for African American women aged 45-54 years and for Hispanic women aged 35-44.

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

FC2 received the CE mark which allows it to be marketed throughout the European Union.  FC2 has also been approved by both Brazil’s and India’s Regulatory authorities.  The Company expects to submit a PMA for FC2 to the FDA before the end of calendar 2007.

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

With the majority of its products currently being sold to the public sector, the Company incurs minimal sales and marketing expense.  As the demand for the Female Condom continues to grow, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product which is less costly to manufacture than FC. FC2 is currently being produced in Selangor D.E., Malaysia. In August 2006, the Company received notice from WHO that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly and consistently. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard measures being applied prior to procurement. The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.

Commercial Markets – Direct to Consumers

The Company markets FC directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.84 to $0.89, depending on contractual volumes. Under the agreement, UNAIDS and the Company cooperate in educational efforts and marketing FC in developing countries. Sales of FC are made directly to international public agencies and to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2008, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC is available in over 90 countries through public sector distribution.

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Population Fund. India faces a significant threat of HIV/AIDS, with existing cases estimated to be 2.5 – 3 million.  Since May, 2006, the Indian Government has developed and tested prevention programs which include female condoms in six high-incidence states. The government will conclude its assessment of the test program in December 2007.  A survey conducted as part of the assessment process shows a high acceptance of the female condom.

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

FC2
The Company began end-stage production of FC2 within a 1,900 square foot leased facility located in Selangor D.E., Malaysia.  On September 1, 2007, the Company leased 16,000 sq. ft. of production space to house the expanding operations also located in Selangor D.E., Malaysia.  The lease on the 1,900 sq. ft. will terminate on December 31, 2007, after manufacturing commences at the newly leased facility in Malaysia.  By December 31, 2007, FC2 manufacturing capacity in Malaysia will be 30 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its India business partner, Hindustan Latex Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.

Upon commencement of manufacturing in India, FHC’s total FC2 production capacity will be 37.5 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

Government Regulation

In the U.S., FC is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.  The Company expects to submit a PMA for FC2 to the FDA before the end of calendar 2007.

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

Employees

As of December 14, 2007, the Company had 166 full-time employees, all but eight of whom are located in the U.S. or the U.K., and no part-time employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

At December 15, 2007, the orders to be shipped totaled $4,692,000 for FC and $1,928,000 for FC2, or a total of $6,620,000.  At December 15, 2006, the orders to be shipped totaled $4,802,000 for FC and $2,528,000 for FC2, or a total of $7,330,000. Unfilled orders materially fluctuate from quarter to quarter, and include orders with requested delivery dates later in fiscal 2008. The Company expects current unfilled orders to be filled during fiscal 2008.

Research and Development

The Company incurred approximately $209,000 of research and development costs in fiscal 2007 and $211,000 of research and development costs in fiscal 2006. Such expenditures funded various activities related to the preparation of a PMA for FC2.

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

The FDA approved FC for distribution in 1993 and the Company's manufacturing facility in 1994. Since that time, the Company has sold about 150 million female condoms around the world.

Item 2.     Description of Property

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60610. The lease expires October 31, 2011. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located Wood Dale, IL for storage and distribution of the female condom. The Company manufactures the FC female condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2016, with the right to renew through 2027. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EU quality group. Current capacity at the U.K. facility can be expanded to 60 million units annually at a capital expenditure of less than $1 million for the purchase of additional equipment. The Company manufactures and warehouses FC2 within 1,900 square feet of a leased facility located in Selangor D.E., Malaysia.  On September 1, 2007, the Company leased a manufacturing facility with 16,000 sq. ft. of production space, also in Selangor D.E., Malaysia.  The lease on the 1,900 sq. ft. will terminate on December 31, 2007, after manufacturing commences at the newly leased facility in Malaysia. The new lease has a three year term and is renewable for two additional three year terms. The Company’s Malaysian production capacity is now approximately 30 million units annually.  Management believes the properties are adequately insured.

Item 3.     Legal Proceedings.

The Company is not currently involved in any material pending legal proceedings.

Item 4.     Submission of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Shares of the Company's common stock have traded on the American Stock Exchange (AMEX) under the symbol "FHC" since July 9, 2007.  Prior to July 9, 2007, shares of the Company's common stock traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 13, 2007 was 419. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. The Company's credit facility contains a provision restricting the Company's ability to pay dividends and distributions. Information regarding the Company's high and low reported closing prices for its common stock for the quarters indicated is set forth in the table below. Sale prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2007 Fiscal Year
Price per common share – High	$1.65	$2.30	$2.95	$2.55
Price per common share – Low	$1.20	$1.46	$2.15	$2.00

2006 Fiscal Year
Price per common share – High	$1.80	$1.78	$1.63	$1.65
Price per common share – Low	$1.32	$1.50	$1.25	$1.19

Recent Sales of Unregistered Securities

In January, 2007, the Company issued 150,000 shares of stock for investor relations consulting.  The Company believes that this issuance of the common stock in connection with the performance of services to the Company was exempt from registration under section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act because such issuance was made to a person who is an accredited investor. The accredited investor represented to the Company that he was purchasing for investment without a view to further distribution. Restrictive legends were placed on all instruments evidencing the securities described above.

Warrant Settlement Program

During the third quarter of fiscal 2007, the Company offered certain holders of warrants a program under which they could exercise the warrants on a cashless basis for shares of common stock.  The subject warrants had had exercise prices ranging from $0.40 per share to $1.50 per share.  Warrant holders who elected to participate in the program tendered 2,762,500 warrants to acquire 1,782,645 shares of common stock, which were issued during the third quarter of fiscal 2007.  Since the fair value of the warrants tendered was greater than the value of the common stock received, no expense was recorded related to this program.

Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months.  Through September 30, 2007, the Company has purchased 173,400 shares.  The Board has approved the continuation of this program through December 31, 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 12 Months
Period:	Total Number of Shares Purchased	Per Average Price Paid Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – June 30, 2007	114,000	$ 2.11	114,000	886,000
July 1, 2007 – July 31, 2007	-	-	-
August 1, 2007 – August 31, 2007	13,200	$ 2.16	13,200	872,800
September 1, 2007 – September 30, 2007	46,200	$ 2.12	46,200	826,600
Quarterly Subtotal	59,400	$ 2.13	59,400
Total	173,400	$ 2.12	173,400	826,600

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company manufactures, markets and sells the FC female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS.  During 2003, the Company started developing a second generation female condom, FC2, which was completed in 2005.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  The Company believes that FC2 will result in a significant reduction in production costs and accelerate growth.

Revenues.  The Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers.  The Company's strategy is to develop a global market and distribution network for its product by establishing relationships with public sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●
The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS.  This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production.  The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.84 to $0.89, depending on contractual volumes.  Currently, the female condom is available in over 90 countries through public sector distribution.

●	The Company also sells FC to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries.

●
The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The female condom is currently availabe in 63 locations in New York City, including both community-based organizations and the N.Y.C. Department of Health and Mental Hygiene units. It is being distributed as part of New York City's Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.

●
The Company markets FC directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

Significant quarter to quarter variations may result from time to time due to the timing and shipment of large orders and not any fundamental change in the Company's business.  Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign markets. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. For 2007, 53% of the Company's net revenues, 85% of the Company's cost of products sold and 34% of the Company's operating expenses were affected by changes in the exchange rate of British pounds sterling relative to the United States dollar. On an ongoing basis, management continues to evaluate the Company's commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. For 2006, the Company estimated that the net adverse impact of the exchange rate fluctuations was not significant. For 2007, the net adverse impact of the exchange rate was about $414,000.

Expenses.  The Company manufactures FC at its facility located in the United Kingdom and FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of goods sold consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the female condom, principally polyurethane for FC and a nitrile polymer for FC2.  Indirect product costs include logistics, quality control, and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In 2006 and 2007, the Company has, where possible, increased selling prices to offset such increases in costs.

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

Operating Highlights.  The Company's net revenues have increased in recent periods.  The Company had net revenues of $19,319,889 in the fiscal year ended September 30, 2007 as compared to net revenues of $14,824,242 in the fiscal year ended September 30, 2006.

The Company used $42,047 in its 2007 operations versus generating cash flow from operations was $0.3 million during the fiscal year ended September 30, 2006.

The Company had net income attributable to common stockholders of $1,532,665 or $0.06 per share in fiscal 2007.  In fiscal 2006, the Company had net income attributable to common stockholders of $120,778 or $0.01 per share.

Results of Operations

Fiscal Year Ended September 30, 2007 ("2007") Compared to Fiscal Year Ended September 30, 2006 ("2006")

The Company had net revenues of $19,319,889 and net income attributable to common stockholders of $1,532,665 or $0.06 per share versus net revenues of $14,824,242 and net income attributable to common stockholders of $120,778 or $0.01 per share in 2006.

Gross profit increased $1,666,905, or 30%, to $7,156,315 for 2007 from $5,489,410 for 2006. The increase was a result of improved FC margins as overhead was spread over a higher number of units and the introduction of the more profitable second generation product, FC2.

Net revenues increased $4,495,647, or 30%, in 2007 over the prior year, reflecting increased demand from global public sector customers.

Cost of goods sold increased $2,828,742, or 30%, to $12,163,574 for 2007 from $9,334,832 for 2006. The increase in cost of products sold is a result of a significant increase in volume and a slight increase in manufacturing costs.

Advertising and promotional expenditures decreased $38,626 to $179,874 for 2007 from $218,500 for 2006. The reduction relates to the public relations program to promote FC2 and communicate the Company’s global contribution to woman’s health.

Selling, general and administrative expenses increased $1,072,246, or 22%, from $4,819,679 in 2006 to $5,891,925 in 2007. The increase resulted from expansion of the Global Public Sector team, higher employee compensation costs, decreased expense offsets from a grant from the British Linkage Challenge Fund and a one-time fee to list the common stock on the American Stock Exchange, partially offset by lower depreciation and office expenses.

Research and development costs decreased $2,268 to $208,608 in 2007 from $210,876 in 2006. The costs in 2006 were incurred to develop commercial scale manufacturing of FC2, while fiscal 2007 expenses relate to the preparation of the PMA for FC2.

The Company's operating income increased $635,553 to $875,908 in 2007 from $240,355 in 2006 due to the improved gross profit offset in part by a net increase in operating expenses. Total operating expenses increased $1,031,352 from $5,249,055 in 2006 to $6,280,407 as a result of increases in selling, general and administrative expense which were partially offset by lower advertising and promotional expenditures and decreased research and development expenses.

The Company recorded non-operating expense of $6,995 in 2007 versus non-operating income of $41,671 in 2006.  The reduction in investment income resulted from a lower cash balance due to the Company’s investment in manufacturing expansion and its stock repurchase program.

Under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company’s recent and projected future growth and profitability as made it more likely than not that the Company will utilize its net operating carryforwards in the future.  The Company has recorded a tax benefit in the amount of $825,000 during the year ended September 30, 2007.

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

Distribution Network

The Company's strategy is to develop a global distribution network for the female condom by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and recently India. The Company has also entered into several partnership agreements for the commercialization of the female condom in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STD prevention programs that include female condoms as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute the female condom within its contractual territory. Failure by the Company's partners to successfully market and distribute the female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For 2007, 53% of the Company’s net revenues, 85% of the Company’s cost of products sold and 34% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

For 2007, the Company estimates that the net negative impact of the exchange rate fluctuations was approximately $414,000.  On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

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

Liquidity and Sources of Capital

In fiscal year 2006, the company generated $0.3 million in positive cash flow from operations.  In 2007, the company’s operations consumed cash of $42,047, primarily due to the timing of collection of accounts receivable.  In prior years, the Company has funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock.

At September 30, 2007, the Company had working capital of $7.2 million and stockholders' equity of $7.4 million compared to working capital of $5.1 million and stockholders' equity of $4.7 million as of September 30, 2006.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, if needed, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000.  These notes expire on July 1, 2008. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 1% (prime rate was 7.75% at September 30, 2007). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at September 30, 2007.

As of December 15, 2007, the Company had approximately $1.8 million in cash, net trade accounts receivable of $ 4.1 million and current trade accounts payable of $ 0.8 million. Presently, the Company has no required debt service obligations.

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

Item 8B.    Other Information

Not applicable.

PART III

Item 9.      Directors and Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2007, is as follows:

NAME	POSITION	AGE
O.B. Parrish	Chairman of the Board, Chief Executive Officer, acting President and Director	74
Mary Ann Leeper, Ph.D.	Senior Strategic Adviser and Director	67
William R. Gargiulo, Jr.	Secretary and Director	79
Michael Pope	Vice President and General Manager of The Female Health Company (UK) Plc	50
Donna Felch	Vice President and Chief Financial Officer	60
Jack Weissman	Vice President - Sales	60
Janet Lee	Controller	43
David R. Bethune	Director	67
Stephen M. Dearholt	Director	61
Michael R. Walton	Director	70
James R. Kerber	Director	75
Richard E. Wenninger	Director	60
Mary Margaret Frank	Director	38

O.B. PARRISH
Age: 74; Elected Director: 1987; Present Term Ends: 2008 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting President since May 2006, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 233,501 shares of the Company's common stock. Mr. Parrish also is Chairman and a Director of Abiant, Inc., a neuroimaging company, and a director of Zila, Inc., an oral cancer screening company.  Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY ANN LEEPER, Ph.D.
Age: 67; Elected Director: 1987; Present Term Ends: 2008 Annual Meeting

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

WILLIAM R. GARGIULO, JR.
Age: 79; Elected Director: 1987; Present Terms Ends: 2008 Annual Meeting

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

MICHAEL POPE
Age: 50; Vice President, General Manager - The Female Health Company (UK) Plc.

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

DONNA FELCH
Age 60; Vice President and Chief Financial Officer

Ms. Felch has served as Vice President and Chief Financial Officer of the Company since February 2006. Prior to joining the Company, Ms. Felch was Vice President and Treasurer of American Pharmaceutical Partners, Inc., a pharmaceutical company that develops, manufactures and markets injectible pharmaceutical products, from November 2002 until June 2005. In these positions, she directed the treasury, tax, financial planning and analysis, credit and collections and risk management functions. Ms. Felch joined American Pharmaceutical Partners in 1998 and during such time held the positions of Senior Director of Corporate Accounting and Director in General Accounting and Tax. In these roles her responsibilities included internal and external financial reporting, tax, treasury, financial planning, credit and risk management. Previously, Ms Felch served as Director of Corporate Tax with Fujisawa USA, a subsidiary of a major Japanese pharmaceutical company. Ms. Felch had formerly worked as a Tax Manager for LyphoMed, Inc., a generic pharmaceutical manufacturer.

JACK WEISSMAN
Age: 60; Vice President - Sales

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

JANET LEE
Age: 43;  Controller

Ms. Lee has served as Controller since May 2007.  From November 2002 until May 2007,  Ms. Lee served the Society of Thoracic Surgeons as Accounting Manager/Analyst.  Previously, she held various financial positions at RR Donnelley and Sons Company and ServiceMaster.

DAVID R. BETHUNE
Age: 67; Elected Director: 1996; Present Term Ends: 2008 Annual Meeting

Mr. Bethune has served as a Director of the Company since January 1996. He is currently Executive Chairman of Zila, Inc, an oral cancer screening company. Additionally, he is a member of the Board of Directors of the CAMBREX Corporation, a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is a founding trustee of the American Cancer Society Foundation. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

STEPHEN M. DEARHOLT
Age: 61; Elected Director: 1996; Present Term Ends: 2008 Annual Meeting

Mr. Dearholt has served as a Director of the Company since April 1996. Mr. Dearholt is a co-founder of, and partner in, Insurance Processing Center, Inc., one of the largest privately owned life insurance marketing organizations in the United States, since 1972. He has over 36 years of experience in direct response advertising and data based marketing of niche products. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex. He is a past board member of the Children’s Hospital Foundation of Wisconsin, the Zoological Society of Milwaukee, Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.

MICHAEL R. WALTON
Age: 70; Elected Director: 1999; Present Term Ends: 2008 Annual Meeting

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

JAMES R. KERBER
Age: 75; Director: 1999; Present Term Ends: 2008 Annual Meeting

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

RICHARD E. WENNINGER
Age: 60; Director: 2001; Present Term Ends: 2008 Annual Meeting

Mr. Wenninger has served as a Director of the Company since July 2001. Mr. Wenninger is former Chairman of Wenninger Company, Inc., a mechanical contracting and engineering company. From 1976 to 2001, Mr. Wenninger served as President and Chief Executive Officer of Wenninger Company, Inc. He is also Secretary of Wenn Soft, Inc., a software development, sales and service company he founded in 1997. From 1992 to 1999, Mr. Wenninger served as Secretary of Liftco, Inc. Mr. Wenninger is a former board member of the Boys & Girls Club of Milwaukee, a former President and board member of the Milwaukee Athletic Club, a former board member of the Wisconsin Psychoanalytic Foundation, a former board member of University Lake School, the former President and a former board member of the Plumbing and Mechanical Contractors Association of Milwaukee, the former President and a former board member of the Sheet Metal Contractors Association of Milwaukee and a former board member of the Mechanical Contractors Association of America.

MARY MARGARET FRANK
Age: 38; Director: 2004; Present Term Ends: 2008 Annual Meeting

Dr. Frank has served as a Director of the Company since October 2004. Dr. Frank has served as an Assistant Professor of Accounting at the Darden Graduate School of Business at the University of Virginia where she teaches financial and tax accounting since 2002. From 1999 to 2002, Dr. Frank was an Assistant Professor at the Graduate School of Business at the University of Chicago. During 1997, Dr. Frank was an accounting instructor at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. From 1992 to 1994, Dr. Frank served as a Senior Tax Consultant at Arthur Andersen.  She has her masters degree and Ph.D. in accounting from the University of North Carolina at Chapel Hill and was issued her CPA in 1994.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended September 28, 2007, all reports required by Section 16(a) to be filed by the Company's officers, directors and more than 10% shareholders were filed on a timely basis, except Mr. Pope filed a Form 4 report on February 23, 2007 reporting a transaction occurring on February 20, 2007 and a Form 4 report on August 27, 2007 reporting a transaction occurring on August 21, 2007 and Mr. Dearholt filed a Form 4 report on December 21, 2007 reporting a transaction occurring on September 24, 2004.

Code of Ethics

The Company has adopted a Code of Business Ethics that applies to all of the Company's employees, including the Company's Chief Executive Officer and Chief Financial Officer.  A copy of the Code of Business Ethics is available on the Company's corporate website which is located at www.femalehealth.com. The Company also intends to disclose any amendments to, or waivers from, the Code of Business Ethics on its corporate website.

Audit Committee

The members of the Audit Committee of the Company's Board of Directors are Mary Margaret Frank, Ph.D. (Chairperson), David R. Bethune and James R. Kerber. The Company's Board of Directors has determined that Dr. Frank qualifies as an "audit committee financial expert" as defined by the rules of the SEC based on her work experience and education. Dr. Frank and the other members of the Audit Committee are independent directors in accordance with the listing standards of the American Stock Exchange. The Audit Committee is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

Item 10.     Executive Compensation

Summary Compensation Table

The table shown below provides information for the Company's last fiscal year regarding compensation paid by the Company to its Chief Executive Officer and the other two most highly compensated executive officers of the Company based on total compensation for services rendered during the fiscal year ended September 30, 2007.  The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

Name and Principal Position	Year	Salary		Bonus	Stock Awards	(1)	All Other Compensation	(2)	Total

O.B. Parrish, Chief Executive Officer and Acting President	2007	$140,000		-	$245,375		$22,074		$407,449
Donna Felch, Vice President and Chief Financial Officer	2007	$175,000		-	$56,888		$5,457		$237,345
Mike Pope, Vice President and General Manager of Female Health Company (UK) Plc.	2007	$227,009	(3)	-	$50,625		$33,625	(3)	$311,259

(1)
These amounts reflect the dollar value of the compensation cost of all outstanding restricted stock awards recognized over the requisite service period, computed in accordance with FAS 123R.  The stock awards are valued at the closing market price of our common stock on the date of grant.

(2)
The amount of "All Other Compensation" for Mr. Parrish consists of premiums paid by the Company for term life insurance and disability insurance under which Mr. Parrish or his designee is the beneficiary, for Ms. Felch consists of matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and for Mr. Pope consists of an automobile allowance.

(3)
Mr. Pope's salary and automobile allowance are paid in U.K. pounds.  Amounts shown for Mr. Pope's salary are based on the 12-month average exchange rate for the year, which was 1.978304 U.S. dollars per U.K. pound in fiscal 2007.

Stock Awards

No stock options were granted to any of the named executive officers during the fiscal year ended September 30, 2007.

On February 6, 2007, Ms. Felch received a grant of 15,000 shares of common stock pursuant to her employment letter agreement described below under "Employment and Change of Control Agreements."

On July 1, 2007, Mr. Pope received a grant of 30,000 shares of common stock pursuant to a commitment made by the Company on June 30, 2006.  Mr. Pope is entitled to receive a grant of an additional 30,000 shares of common stock on July 1, 2008, unless he voluntarily resigns or is terminated by the Company without cause.

The following table provides information regarding unexercised options and unvested restricted stock awards held by the named executive officers at September 30, 2007.  All of these option awards are fully vested.  No named executive officer exercised any option during the fiscal year ended September 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)	(1)
O. B. Parrish	464,000	1.40	04/22/13	150,000	(2)	352,500
Donna Felch	–	–	–	30,000	(3)	70,500
Michael Pope	370,000	1.40	04/22/13	–		–
_______________

(1) Market value equals the closing market price of our common stock on September 28, 2007, which was $2.35, multiplied by the number of shares of restricted stock.
(2) The shares of restricted stock vest on May 1, 2008, the second anniversary of the grant date.
(3) The shares of restricted stock vest on June 30, 2008, the second anniversary of the grant date.

Employment and Change of Control Agreements

Effective February 2, 2006, the Company entered into a letter agreement with Donna Felch, the Company's Chief Financial Officer and Vice President regarding the terms of her employment with the Company. Pursuant to the terms of the letter agreement, Ms. Felch will serve as the Company's Vice President and Chief Financial Officer and will be responsible for the Company's financial reporting, financial analysis and related filings with the Securities and Exchange Commission.  Ms. Felch will receive an annual base salary of at least $165,000. Additionally, Ms. Felch is entitled to participate in the Company's bonus plans, stock incentive plan and other employee benefit plans. As a hiring bonus, Ms. Felch received a grant of 15,000 shares of common stock. Additionally, the Company agreed to grant Ms. Felch an additional 15,000 shares of common stock on the one year anniversary date of her hire date if she remained employed by the Company on such date. Ms. Felch is eligible to participate in any medical, health, dental,disability and life insurance policy that is in effect for the Company's other employees who are located in the United States.

Effective October 1, 2005, the Company entered into Amended and Restated Change of Control Agreements with each of O.B. Parrish, its Chairman, Chief Executive Officer and Acting President and Michael Pope, its Vice President, and effective February 8, 2006, the Company entered into a Change of Control Agreement with Donna Felch, its Chief Financial Officer and Vice President. These agreements essentially act as springing employment agreements which provide that, upon a change of control, as defined in the agreement, the Company will continue to employ the executive for a period of three years in the same capacities and with the same compensation and benefits as the executive was receiving prior to the change of control, in each case as specified in the agreements. If the executive is terminated without cause or if he or she quits for good reason, in each case as defined in the agreements, after the change of control, the executive is generally entitled to receive the following benefits:

●
a lump sum payment equal to the sum of the executive's base salary through the termination date, a prorated payment of bonus which the executive is eligible to receive and any compensation previously deferred by the executive;

●	a lump sum payment equal to three times the sum of the executive's base salary and the amount of the executive's prorated bonus;

●	continuation of health and other similar benefits for a period of three years after the termination date; and

●	a "gross-up" payment which will, in general, effectively reimburse the executive for any amounts paid under federal excise taxes relating to change of control benefits.

Director Summary Compensation Table

Directors who are executive officers or employees of the Company do not receive compensation for serving as directors.  In fiscal 2007, the Company paid fees to its directors who are not executive officers or employees of the Company for their committee participation.  As described below, one of our directors, Mary Ann Leeper, receives compensation as the Company's Senior Strategic Adviser pursuant to an employment agreement, and another director, William Gargiulo, Jr. receives consulting fees.

The following table provides information concerning the compensation paid by the Company in 2007 to each of its directors who are not executive officers of the Company.

Name	Fees Earned or Paid in Cash	(1)	Option Awards	(2)	All Other Compensation	(3)	Total
Mary Ann Leeper	–		–		$200,217		$200,217
William Gargiulo, Jr.	–		–		$60,000		$60,000
David Bethune	$10,000		$20,261		–		$30,261
Stephen Dearholt	–		$20,261		–		$20,261
Mary Margaret Frank	$10,000		$20,261		–		$30,261
James Kerber	–		$20,261		–		$20,261
Michael Walton	–		$20,261		–		$20,261
Richard Weninger	–		$20,261		–		$20,261

(1)	The amounts in this column reflect fees paid to board members for their committee participation.

(2)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123R of stock option awards to the listed directors and, thus, include amounts from awards granted prior to fiscal 2007 that vested in fiscal 2007.  The assumptions made in valuing the stock option awards are included under "Note 7, Share-based Compensation" in the Notes to Consolidated Financial Statements, included herein.

On October 12, 2006, each of the directors of the Company other than O.B. Parrish, Mary Ann Leeper and William Gargiulo, Jr. received a grant of options to purchase 30,000 shares of common stock with an exercise price of $1.27 per share.  All such stock options vest on the 12th of each month commencing on November 12, 2006 and ending on October 12, 2009 and have a ten year term.

(3)
The amount of "All Other Compensation" for Dr. Leeper consists of salary of $179,167 and $21,050 of premiums paid by the Company for term life insurance and disability insurance under which Dr. Leeper or her designee is the beneficiary.  Dr. Leeper is employed as a Senior Strategic Advisor.  She has specific responsibility for the preparation, submission and presentation of the FC2 PMA to the FDA.  In addition, she participates as a member of the Executive Operation Committee.  Dr. Leeper's compensation is for the execution of these responsibilities.  She does not receive compensation for her role as a director of the Company.  Mr. Gargiulo is a consultant to the Company and serves as the Corporate Secretary.  In this role, he is responsible for scheduling all board and board committee meetings and distribution of material and preparation and approval of minutes for each meeting.  In addition, he is responsible for the Company's relationship with its transfer agent and the issuance of shares.  Mr. Gargiulo also assists Ms. Felch with investor relations.  Mr. Gargiulo's compensation is for the execution of these responsibilities.  He does not receive compensation for being a director of the Company.

Dr. Leeper has served as the Company's Senior Strategic Adviser since May 2006 when she retired from the positions of President and Chief Operating Officer of the Company.  Dr. Leeper's services as Senior Strategic Adviser are governed by the terms of an employment agreement dated January 20, 2006, between the Company and Dr. Leeper.  The employment agreement took effect as of May 1, 2006, and originally was to expire on September 30, 2006, but has been extend a number of times with the most recent extension lasting until December 31, 2007.  Pursuant to the employment agreement, Dr. Leeper receives an annual base salary of at least $150,000 and is entitled to participate in the Company’s bonus plans, stock incentive plan and other employee benefit plans. Additionally, Dr. Leeper is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company’s other senior management.  Pursuant to the employment agreement, Dr. Leeper has agreed not to compete with the Company during employment and for a period of two years following termination of employment (six months if employment is terminated by the Company after a “change of control”) and has agreed to maintain the confidentiality of the Company’s proprietary information and trade secrets during the term of employment and for three years thereafter. The employment agreement provides that if Dr. Leeper’s employment is terminated by the Company without “cause” or by Dr. Leeper for “good reason,” Dr. Leeper will be entitled to a severance payment of $125,000 and a payment of $50,000 in consideration of the noncompetition and confidentiality covenants, except that if such termination occurs at any time after or in anticipation of a “change of control” with respect to the Company, Dr. Leeper will be entitled solely to those amounts to which she is entitled under the Amended and Restated Change of Control Agreement dated October 1, 2005 by and between the Company and Dr. Leeper.  The terms of such Amended and Restated Change of Control Agreement are substantially the same as those summarized under the heading "Employment and Change of Control Agreements."  If the termination of Dr. Leeper’s employment occurs as a result of the death or disability of Dr. Leeper, then she shall be entitled to receive the greater of (a) her base salary or (b) the remaining amounts due her under the terms of the employment agreement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of December 14, 2007 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 14, 2007 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent
O.B. Parrish (2)	1,366,901	5.0%
William R. Gargiulo, Jr. (3)	137,500	*
Mary Ann Leeper, Ph.D. (4)	949,500	3.5%
Stephen M. Dearholt (5)	3,872,268	13.8%
David R. Bethune (6)	185,833	*
James R. Kerber (7)	545,099	2.0%
Michael R. Walton (8)	841,389	3.2%
Richard E. Wenninger (9)	3,072,084	11.5%
Mary Margaret Frank (10)	43,333	*
Michael Pope (11)	412,245	1.5%
Donna Felch (12)	90,000	*
Red Oak Partners (13)	1,530,410	5.8%
Gary Benson (13)	1,261,364	4.7%
All directors and executive officers as a group (11 persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)	11,516,152	37.9%
_______________

* Less than 1 percent.

(1)
Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60610; the address of Mr. Dearholt is 36365 Trail Ridge Road, Steamboat Springs, CO 80488; the address of Mr. Kerber is 8547 East Arapahoe Road, #J217, Englewood, CO 80112; the address of Mr. Walton is 1626 North Prospect Avenue, No. 2310, Milwaukee, WI 53202; the address of Mr. Wenninger is 14000 Gypsum Creek Road, Gypsum, CO 81637; the address of Dr. Frank is P.O. Box 6550, Charlottesville, VA 22906; the address of Mr. Benson is Regency Athletic Club, 1300 Nicollet Mall, Suite 600, Minneapolis, MN 55403; and the address of Red Oak Partners is 145 Fourth Avenue, Suite 15A, New York, NY 10003.

(2)
Includes 233,501 shares owned by Phoenix of Illinois. Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix of Illinois. Also includes 417,900 shares of common stock owned directly by Mr. Parrish, 225,000 shares of common stock owned by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power, 464,000 shares of common stock subject to stock options held by Mr. Parrish and 26,500 shares under common stock purchase warrants issued to Mr. Parrish.

(3)	Consists of 37,500 shares of common stock owned directly by Mr. Gargiulo and 100,000 shares of common stock subject to stock options held by Mr. Gargiulo.

(4)	Consists of 159,500 shares of common stock owned directly by Dr. Leeper and 790,000 shares of common stock subject to stock options held by Dr. Leeper.

(5)
Includes 1,529,015 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 26,500 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock. Also includes 153,333 shares of common stock subject to stock options and common stock purchase warrants for 1,400,000 shares of common stock.

(6)	Consists of 32,500 shares of common stock owned directly by Mr. Bethune and 153,333 shares of common stock subject to stock options held by Mr. Bethune.

(7)	Includes 421,766 shares of common stock owned directly by Mr. Kerber and 123,333 shares of common stock subject to stock options held by Mr. Kerber.

(8)
Consists of (a) 485,341 shares of common stock owned directly by Mr. Walton, (b) 93,333 shares of common stock subject to stock options held by Mr. Walton, (c) 27,757 shares of Common Stock held by a trust of which Mr. Walton is trustee and (d) 234,958 shares of common stock held by Sheboygan County Broadcasting Co., Inc. ("Sheboygan"). Under the rules of the SEC, Mr. Walton may be deemed to have voting and dispositive power as to the shares held by Sheboygan since Mr. Walton is an officer, director and shareholder of Sheboygan.

(9)
Consists of (a) 2,773,751 shares of common stock owned directly by Mr. Wenninger, (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 250,000 shares of Common Stock held by a trust of which Mr. Walton is trustee, and (d) 43,333 shares of common stock subject to stock options.

(10)	Consists of 43,333 shares of common stock subject to stock options held by Dr. Frank.

(11)	Consists of 42,245 shares of common stock owned directly by Mr. Pope and 370,000 shares of common stock subject to stock options.

(12)         Consists of 90,000 shares of common stock owned directly by Ms. Felch.

(13)
Red Oak Partners and certain affiliates filed a Schedule 13D dated May 7, 2007 reporting that Red Oak Partners, as general partner of Red Oak Fund LP, beneficially owned 1,530,410 shares of common stock with shared voting and investment power over such shares.

(14)
Gary Benson filed a Schedule 13G/A dated May 25, 2007 reporting that as of May 15, 2007 Mr. Benson and certain of his affiliates beneficially owned 1,261,364 shares of common stock, which includes 32,710 shares of preferred stock and 1,170,379 shares of common stock owned by Goben Enterprises LP, a limited partnership, of which Mr. Benson is the general partner.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2007, for the Company's equity compensation plans and arrangements. These plans and arrangements were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	2,745,980	$1.37	-
Total	2,745,980	$1.37	-

The Company's equity compensation plans include the 1997 Stock Option Plan, the 1997 Outside Director Stock Option Plan, special option grants to three persons and warrant issuances to nine persons. Options granted are nonqualified stock options under the Internal Revenue Code. Options expire at such time as the Board of Directors determines, provided that no stock option may be exercised later than the tenth anniversary of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the participant only by him or her. The option price per share is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted. The 1997 Stock Option Plan expired as of December 31, 2006, thus no further shares can be issued under this plan.

In December 2001 and June 2002, the Company issued to a consultant as compensation for services provided 50,000 options and 100,000 options respectively to purchase shares of common stock.  The options have an exercise price of $0.66 per share for each option and an expiration date of December 31, 2011 as to 50,000 shares and June 30, 2012 as to 100,000 shares.

In July 2006, the Company issued 200,000 warrants to purchase shares of common stock to a consultant in part for payment to assist in evaluating strategic growth opportunities.  These warrants have an exercise price of $1.30 per share and expire on July 10, 2016.

Item 12.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the third quarter of fiscal 2007, the Company offered certain holders of warrants a program under which they could exercise the warrants on a cashless basis for shares of common stock.  The subject warrants had had exercise prices ranging from $0.40 per share to $1.50 per share.  Warrant holders who elected to participate in the program tendered 2,762,500 warrants to acquire 1,782,645 shares of common stock, which were issued during the third quarter of fiscal 2007 .  Two of the Company's directors, Stephen M. Dearholt and James R. Kerber, participated in this program.  Mr. Dearholt exercised 200,000 warrants with an exercise price of $1.16 per share to acquire 95,495 shares of common stock, 250,000 warrants with an exercise price of $0.71 per share to acquire 169,683 shares of common stock and 62,500 warrants with an exercise price of $0.77 per share to acquire 40,724 shares of common stock.  Mr. Kerber exercised 100,000 warrants with an exercise price of $1.00 per share to acquire 55,556 shares of common stock.

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

Director Independence

The Company's Board of Directors currently consists of nine members:  O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, James R. Kerber, Richard E. Wenninger and Mary Margaret Frank, Ph.D.  The Board of Directors has reviewed the independence of the directors under the applicable standards of the American Stock Exchange, and based on this review, the Board of Directors determined that all of the directors are independent under the American Stock Exchange listing standards other than O.B. Parrish, Mary Ann Leeper and William R. Gargiulo, Jr.

Item 13.   Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company. (10)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (15)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (18)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (19)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (21)

3.6	Amended and Restated By-Laws of the Company. (1)
4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3 and 3.4).
4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.5).
10.1	Reality Female Condom Clinical Trial Data Agreement between the Company and Family Health International dated September 24, 1992. (3)
10.2	Trademark License Agreement for Reality Trademark. (4)
10.3	Company Promissory Note payable to Stephen M. Dearholt for $1 million dated March 25, 1996 and related Note Purchase and Warrant Agreement, warrants and Stock Issuance Agreement. (5)
10.4	Outside Director Stock Option Plan. (6)
10.5	Supply Agreement between Chartex International Plc and Deerfield Urethane, Inc. dated August 17, 1994. (6)
10.6	Letter Amendment to Asset Sale Agreement dated April 29, 1996 between the Company and Dowty Seals Limited and Chartex International Plc. (6)
10.7	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (7)
10.8	Company Promissory Note to O.B. Parrish for $50,000 dated February 1, 1999 and related Note Purchase And Warrant Agreement, warrants and Stock Issuance Agreement. (7)
10.9	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 1999 and related Note Purchase and Warrant Agreement, Warrant and Stock Issuance Agreement. (7)
10.10	Lease Agreement among Chartex Resources Limited, P.A.T. (Pensions) Limited and The Female Health Company. (8)
10.11	Agreement dated March 14, 1997, between the United Nations Joint Programme on HIV/AIDS and Chartex International PLC. (9)
10.12	Company promissory note payable to Stephen M. Dearholt for $1 million dated March 25, 1997, and related stock purchase and warrant agreement, warrants and stock issuance agreement. (11)

10.13	1997 Stock Option Plan. (9)
10.14	Agreement dated September 29, 1997, between Vector Securities International and The Female Health Company. (9)
10.15	Company Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2000 and related Warrants. (13)
10.16	Company Promissory Note to O.B. Parrish for $50,000 dated February 18, 2000 and related Warrants. (13)
10.17	Company Promissory Note to Stephen M. Dearholt for $1 million dated March 25, 2000 and related Warrants. (13)
10.18	Stock Purchase Agreement, dated as of June 14, 2000, between The Female Health Company and The John W. Dearholt Trust. (14)
10.19	Stock Purchase Agreement, dated as of June 14, 2000, between the Company and The John W. Dearholt Trust. (14)
10.20	Amended and Restated Promissory Note to Stephen M. Dearholt for $250,000 dated February 12, 2001 and related warrants. (2)
10.21	Amended and Restated Promissory Note to O.B. Parrish for $50,000 dated February 18, 2001 and related warrants. (2)
10.22	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2001 and related warrants. (16)
10.23	Loan Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (16)
10.24	Registration Rights Agreement, dated as of May 18, 2001, between the Company and Heartland Bank. (16)
10.25	Warrant dated May 18, 2001 from the Company to Heartland Bank. (17)
10.26	Warrants dated May 18, 2001 from the Company to Stephen M. Dearholt. (17)
10.27	Warrant dated May 18, 2001 from the Company to The Geneva O. Parrish 1996 Living Trust. (17)
10.28	Warrants dated May 23, 2001 from the Company to Richard E. Wenninger. (17)

10.29	Registration Rights Agreement, dated as of May 18, 2001, among the Company and certain guarantors. (17)
10.30	Amended and Restated Promissory Note to Stephen M. Dearholt for $1,000,000 dated March 25, 2003 and related warrants. (20)
10.31	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005. (22)
10.32	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005. (22)
10.33	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005. (22)
10.34	Change of Control Agreement between the Company and Donna Felch dated February 8, 2006. (23)
10.35	Letter Agreement between the Company and Donna Felch dated February 2, 2006. (23)
10.36	Employment Agreement between the Company and Mary Ann Leeper dated effective as of May 1, 2006. (24)
21	Subsidiaries of Registrant. (12)
23.1	Consent of McGladrey & Pullen, LLP
24.1	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (25)

___________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.

(2)	Incorporated herein by reference to the Company's March 31, 2001 Form 10-QSB.

(3)
Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-51586, as filed with the Securities and Exchange Commission on September 28, 1992.

(4)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(5)	Incorporated herein by reference to the Company's June 30, 1995 Form 10-Q.

(6)	Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.

(7)	Incorporated herein by reference to the Company's March 31, 1999 Form 10-QSB.

(8)	Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB.

(9)	Incorporated herein by reference to the Company's Form 10-KSB/A-2 for the year ended September 30, 1997.

(10)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 19, 1999.

(11)	Incorporated herein by reference to the Company's March 31, 1997 Form 10-QSB.

(12)	Incorporated herein by reference to the Company's Form 10-KSB for the year ended September 30, 1999.

(13)	Incorporated herein by reference to the Company's March 31, 2000 Form 10-QSB.

(14)	Incorporated herein by reference to the Company's June 30, 2000 Form 10-QSB.

(15)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 21, 2000.

(16)	Incorporated herein by reference to the Company's June 30, 2001 Form 10-QSB.

(17)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on November 13, 2001.

(18)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(19)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(20)	Incorporated herein by reference to the Company's September 30, 2003 Form 10-KSB.

(21)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(22)	Incorporated herein by reference to the Company's September 30, 2006 Form 10-KSB.

(23)	Incorporated herein by reference to the Company's Form 8-K dated February 8, 2006 and filed on February 8, 2006.

(24)	Incorporated hereby by reference to the Company's Form 8-K/A dated February 20, 2006 and filed on February 21, 2006.

(25)
This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 14.   Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and non-audit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal years 2007 and 2006:

Service Type	Fiscal 2007	Fiscal 2006

Audit Fees (1)	$201,496	$226,311
Audit-Related Fees (2)	15,261	17,365
Tax Fees (3)	23,901	26,066
All Other Fees	--	--
Total Fees Billed	$240,658	$269,742

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2007 and September 30, 2006; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-QSB during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)	Consists of costs incurred for consultation on various accounting matters in support of the Company's financial statements.

(3)
For the fiscal years ended September 30, 2006 and September 30, 2007 consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

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

Date:  December 21, 2007

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

Signature	Title	Date

/s/ O.B. Parrish O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2007

/s/ Mary Ann Leeper Mary Ann Leeper, Ph.D.	Director	December 21, 2007

/s/ Donna Felch Donna Felch	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	December 21, 2007

/s/ William R. Gargiulo	Secretary and Director	December 21, 2007
William R. Gargiulo

/s/ David R. Bethune	Director	December 21, 2007
David R. Bethune

	Director	December __, 2007
Stephen M. Dearholt

	Director	December __, 2007
Michael R. Walton

/s/ James R. Kerber	Director	December 21, 2007
James R. Kerber

	Director	December __, 2007
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 21, 2007
Mary Margaret Frank

Female Health Company and Subsidiaries
Index to Consolidated Financial Statements

Document Page No.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Female Health Company and Subsidiaries, as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As described in Notes 7 and 13 to the consolidated financial statements, on October 1, 2007, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standard No. 123(R), and changed its method of evaluating the effects of prior year misstatements in the current year financial statements to adopt Securities and Exchange Commission Staff Accounting Bulletin No. 108.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
December 19, 2007

The Female Health Company and Subsidiaries

Consolidated Balance Sheet
September 30, 2007

Assets
Current Assets
Cash	$799,421
Restricted cash	86,435
Accounts receivable, net of allowance for doubtful accounts
of $51,000	6,080,153
Inventories	1,372,582
Prepaid expenses and other current assets	399,536
Deferred Income Taxes	825,000
Total current assets	9,563,127

Other Assets	251,536

Equipment, Furniture and Fixtures
Equipment not yet in service	444,275
Equipment, furniture and fixtures	5,967,082
6,411,357
Less accumulated depreciation	5,032,472
1,378,885

Total assets	$11,193,548

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$806,134
Accrued expenses and other current liabilities	1,555,346
Preferred dividends payable	53,025
Total current liabilities	2,414,505

Deferred Gain on Sale of Facilities	1,074,339
Deferred Grant Income	257,245
Total liabilities	3,746,089

Stockholders’ Equity
Convertible preferred stock, Class A Series 1, par value $.01 per share;
authorized 5,000,000 shares; issued and outstanding 56,000 shares	560
Convertible preferred stock, Class A Series 3, par value $.01 per share;
authorized 700,000 shares; issued and outstanding 473,377 shares	4,734
Convertible preferred stock, Class B, par value $.50 per share;
authorized 15,000 shares; no shares issued and outstanding	-
Common Stock, par value $.01 per share; authorized 38,500,000
shares; issued and outstanding 26,437,908 shares	264,379
Additional paid-in capital	64,954,610
Accumulated other comprehensive income	1,051,156
Accumulated deficit	(58,428,233)
Treasury stock, at cost, 173,400 shares of common stock	(399,747)
Total stockholders’ equity	7,447,459
Total liabilities and stockholders’ equity	$11,193,548
See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Operations
Years Ended September 30, 2007 and 2006

	2007	2006

Net revenues	$19,319,889	$14,824,242

Cost of products sold	12,163,574	9,334,832

Gross profit	7,156,315	5,489,410

Operating expenses:
Advertising and promotion	179,874	218,500
Selling, general and administrative	5,891,925	4,819,679
Research and development costs	208,608	210,876
Total operating expenses	6,280,407	5,249,055

Operating income	875,908	240,355

Non-operating (expense) income:
Interest expense	(17,279)	(11,250)
Interest and other income	78,197	65,267
Foreign currency transaction loss	(67,913)	(12,346)
	(6,995)	41,671

Income before income taxes	868,913	282,026

Income tax benefit	(825,000)	-
Net income	1,693,913	282,026

Preferred dividends, Class A Series 1	11,201	11,201
Preferred dividends, Class A Series 3	150,047	150,047

Net income attributable to common stockholders	$1,532,665	$120,778

Net income per basic common shares outstanding	$0.06	$0.01

Basic weighted average common shares outstanding	24,952,440	23,801,167

Net income per diluted common share outstanding	$0.06	$0.01

Diluted weighted average common shares outstanding	26,398,565	26,494,568

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended September 2007 and 2006

	Class A	Class A						Accumulated
	Series 1	Series 3	Preferred		Additional	Unearned		Other		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	Consulting	Deferred	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Fees	Compensation	Income	Deficit	Stock	Total

Balance at September 30, 2005 (balance forwarded)	$560	$4,734	$-	$234,973	$62,836,236	$(105,449)	$-	$315,075	$(59,944,228)	$(32,076)	$3,309,825
Issuance of 170,000
shares of Common Stock for consulting services	-	-	-	1,700	283,300	(285,000)	-	-	-	-	-
Issuance of 1,000 shares
of Common Stock upon exercise of stock options	-	-	-	10	1,390	-	-	-	-	-	1,400
Issuance of 462,875
restricted shares of Common Stock	-	-	-	4,629	704,259	-	(839,800)	-	-	-	(130,912)
Issuance of 75,000 shares
of Common Stock as bonus	-	-	-	750	123,100	-	-	-	-	-	123,850
Issuance of 110,154 shares
of Common Stock as payment of preferred stock dividends	-	-	-	1,102	148,924	-	-	-	-	-	150,026
Issuance of 200,000
Common Stock warrants forconsulting services	-	-	-	-	194,035	-	-	-	-	-	194,035
Preferred Stock dividends	-	-	-	-	-	-	-	-	(161,248)	-	(161,248)
Amortization of deferred
compensation	-	-	-	-	-	-	390,475	-	-	-	390,475
Amortization of unearned
consulting fees	-	-	-	-	-	329,449	-	-	-	-	329,449
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	282,026	-	282,026
Foreign currency
translation adjustment	-	-	-	-	-	-	-	283,399	-	-	283,399
Comprehensive income											565,425

Balance at September 30, 2006	$560	$4,734	$-	$243,164	$64,291,244	$(61,000)	$(499,325)	$598,474	$(59,823,450)	$(32,076)	$4,772,325

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended September 2007 and 2006

	Class A	Class A						Accumulated
	Series 1	Series 3	Preferred		Additional	Unearned		Other		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	Consulting	Deferred	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Fees	Compensation	Income	Deficit	Stock	Total

Balance at September 30, 2006	$560	$4,734	$-	$243,164	$64,291,244	$(61,000)	$(449,325)	$598,474	$(59,823,450)	$(32,076)	$4,772,325
Cumulative effect of
accounting change for SAB 108	-	-	-	-	137,448	-	-	-	(137,448)	-	-
Adoption of FAS 123R	-	-	-	-	(510,325)	61,000	449,325	-	-	-	-
Share-based compensation	-	-	-	585	616,046	-	-	-	-	-	616,631
Issuance of 1,782,645
shares of Common Stock for Warrant Settlement Program	-	-	-	17,826	(17,826)		-	-	-	-	-
Issuance of 150,000 shares
of Common Stock for consulting services	-	-	-	1,500	230,500	-	-	-	-	-	232,000
Issuance of 61,397 shares
of Common Stock as payment of preferred stock dividends	-	-	-	614	111,613	-	-	-	-	-	112,227
Issuance of 69,000 shares of
Common Stock for options exercised	-	-	-	690	95,910	-	-	-	-	-	96,600
Stock repurchase –
173,400 Treasury Shares	-	-	-	-	-	-	-	-	-	(367,671)	(367,671)
Preferred Stock dividends	-	-	-	-	-	-	-	-	(161,248)	-	(161,248)
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	1,693,913	-	1,693,913
Foreign currency
translation adjustment	-	-	-	-	-	-	-	452,682	-	-	452,682
Comprehensive income											2,146,595

Balance at September 30, 2007	$560	$4,734	$-	$264,379	$64,954,610	$-	$-	$1,051,156	$(58,428,233)	$(399,747)	7,447,459

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended September 30, 2007 and 2006

	2007	2006

Operating Activities
Net income	$1,693,913	$282,026
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	133,657	63,004
Amortization of patents	-	43,809
Increase in inventory obsolescence reserve	10,035	26,245
(Recovery of) increase in allowance for doubtful accounts	1,649	(15,568)
Interest added to certificate of deposit	(2,464)	(2,347)
Amortization of unearned consulting fees	232,000	329,449
Common stock warrants issued for investor relation services	-	194,035
Amortization of deferred gain on sale and leaseback of building	(112,721)	(102,629)
Share-based compensation	616,631	429,325
Deferred income taxes	(825,000)	-
Changes in operation assets and liabilities:
Accounts receivable	(2,648,079)	(949,869)
Inventories	(280,528)	(100,407)
Prepaid expenses and other assets	167,524	(158,128)
Accounts payable	159,079	16,729
Accrued expenses and other current liabilities	812,257	212,261
Net cash (used in) provided by operating activities	(42,047)	267,935

Investing Activities
Decrease in restricted cash	167,508	(237,741)
Capital expenditures	(1,020,170)	(124,190)
Net cash used in investing activities	(852,662)	(361,931)

Financing Activities
Proceeds from exercise of stock options	96,600	1,400
Purchases of common stock for Treasury	(367,671)	-
Dividend paid on preferred stock	(7,200)	(15,200)
Net cash used in financing activities	(278,271)	(13,800)

Effects of exchange rate changes on cash	145,008	160,123

Net (decrease) increase in cash	(1,027,971)	52,327

Cash at beginning of year	1,827,393	1,775,066

Cash at end of year	$799,421	$1,827,393

Supplemental Schedules of Non-cash Investing and Financing Activities:
Common stock issued for payment of preferred stock dividends	$112,227	$150,026
Preferred dividends declared	11,201	11,201
Issuance of restricted stock to employees and consultants	624,118	839,800
Accrued expense incurred for restricted common stock granted to employees
and consultants	71,453	130,912

See Notes to Consolidated Financial Statements.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Female Health Company - UK and The Female Health Company - UK, plc. All significant intercompany transactions and accounts have been eliminated in consolidation.  The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England, leases 1,900 sq. ft. of a manufacturing facility located in Selangor D.E., Malaysia pursuant to a lease which expires on December 31, 2007 and leases 16,000 sq. ft. of a manufacturing facility also located in Selangor D.E., Malaysia.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries.  The product is marketed in 15 countries by various country-specific commercial partners.  The Company’s credit terms are primarily on a net 30-day basis.

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

Cash concentration: The Company’s cash is maintained primarily in two financial institutions, one located in London, England and the other in Clayton, Missouri.

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

Foreign currency translation and operations:  In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses.  Translation adjustments are recorded as a separate component of stockholders' equity as the local currency is the functional currency. Assets located outside of the United States totaled approximately $6,500,000 at September 30, 2007.

Equipment and furniture and fixtures:  Depreciation and amortization are computed using primarily the straight-line method.  Depreciation and amortization are computed over the estimated useful lives of the respective assets which range as follows:

Equipment                                                                                5 - 10 years
Office equipment                                                                           3 years
Furniture & fixtures                                                                 7 -10 years

Depreciation on leased assets and leasehold improvements is computed over the lesser of the remaining lease term or the estimated useful lives of the assets.  Depreciation on leased assets is included with depreciation on owned assets.

Patents and trademarks:  The Company currently holds product and technology patents on the female condom in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, Brazil, South Korea and Australia.  The Company has the registered trademark "FC Female Condom" in the United States and has trademarks on the names "femidom," "femy," “Reality,” and others in certain foreign countries.  Patents are amortized on a straight-line basis over their estimated useful life of 12 years.  Patents and trademarks have no carrying value in the accompanying balance sheet at September 30, 2007.

Financial instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2007 and 2006, was approximately $209,000 and $211,000, respectively.

Restricted cash:  Restricted cash relates to security provided to one of the Company’s UK banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, delivery of goods or at a period of time after product has been distributed.

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

Deferred Grant Income:  The Company receives grant monies from the British Linkage Challenge Fund to help the Company defray certain expenses and the cost of capital expenditures related to a project. The Company allocates the grant monies received on a proportionate basis to expenses incurred and capital expenditures related to the underlying project. The deferred income will be recognized over the useful lives of the fixed assets when they are placed in service.

Adoption of Accounting Standard and Share-Based Compensation: Effective October 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for equity instruments exchanged for employee services. Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.

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

Over the years, the Parent Company has financed the operations of its subsidiaries through an intercompany loan with The Female Health Company, plc. which was eliminated upon consolidation.  The Company has designated the intercompany loan to be long-term in nature as prescribed by FAS 52.  Further, the Company followed the guidance of FAS 52 paragraph 20. b. when translating the subsidiary’s balance sheet for consolidation purposes.  This paragraph states that “gains and losses on intercompany foreign currency transactions that are of a long-terminvestment nature (that is, settlement is not planned or anticipated in the foreseeable future) would not be included in the computation of net income when the entities to the transaction are consolidated.”

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.	Inventories

The components of inventory consist of the following at September 30, 2007:

Raw material	$808,379
Work in process	273,704
Finished goods	358,499
Inventory, gross	1,440,582
Less allowance for obsolescence	(68,000)
Inventory, net	$1,372,582

Note 3.	Acquired Intangible Asset

The Company follows SFAS 142, Goodwill and Other Intangible Assets.  The following is a summary of acquired intangible assets at September 30, 2007:

	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Patents	$1,123,214	$1,123,214

Amortization expense recognized on all amortizable intangible assets totaled $43,809 for the year ended September 30, 2006.  As the patents were fully amortized as of March 31, 2006, no additional amortization expense was incurred subsequent to that date.

Note 4.	Notes Payable and Long-Term Debt

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire July 1, 2008.  The two notes total $1,500,000 and bear interest payable at a rate of prime plus 1% (prime rate was 7.75% at September 30, 2007). These notes are collateralized by substantially all of the assets of the Company.  No amounts are outstanding under the revolving notes at September 30, 2007.

Note 5.           Operating Leases and Rental Expense

During the year ended September 30, 2006, the Company renewed and expanded its U.S. lease agreement to 5,100 square feet of office space which expires October 31, 2011.  The lease requires monthly payments of $6,486 plus real estate taxes, utilities, and maintenance expenses.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $580,513 (£296,725) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make an initial security deposit of $483,168 (£268,125) which has been reduced to $198,793 (£97,500) and is included in other assets in the consolidated balance sheet at September 30, 2007.  The facility had a net book value of $1,398,819 (£810,845) on the date of the transaction.  The $1,966,181 (£1,139,155) gain which resulted from this transaction will be recognized ratably over the initial term of the lease.  Unamortized deferred gain as of September 30, 2007, was $1,074,339 (£526,921).

On September 1, 2005, the Company entered into a lease agreement to utilize 1,900 square feet of a facility located in Selangor D.E., Malaysia, for warehousing and manufacturing FC2. The lease will expire on December 31, 2007.  On September 1, 2007, the Company leased 16,000 sq. ft. of manufacturing space in Selangor D.E., Malaysia.  The lease term is for three years at a monthly rate of $6,840 and may be renewed for two additional three year terms.

Details of operating lease expense, including real estate taxes and insurance, are as follows:

	September 30,
	2007	2006
Operating Lease Expense:
Factory & Office Leases	$1,026,335	$832,547
Other	37,688	18,718
	$1,064,023	$851,265

The Company also leases equipment under a number of lease agreements which expire at various dates between March 2009 and May 2011.  The aggregate monthly rental was $3,141 at September 30, 2007.

Future Minimum payments under operating leases consisted of the following at September 30, 2007:
Operating Leases
2008	$ 773,572
2009	770,600
2010	771,228
2011	690,440
2012	612,259
Thereafter	2,544,914
$ 6,163,013

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.	Income Taxes

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2007 and 2006 is as follows:

	September 30
	2007	2006

Income tax expense at statutory rates	$295,000	$96,000
Non-deductible expenses	97,000	142,000
State income tax, net of federal benefits	(46,000)	(13,000)
Recognition of net operating loss, decrease in valuation allowance	(825,000)	-
Utilization of NOL carryforwards	(674,000)	(225,000)
Benefit of net operating loss not recognized, increase in valuation allowance	328,000	-
Income tax benefit	$(825,000)	$-

As of September 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $43,565,000 and $23,461,000, respectively, for income tax purposes expiring in years 2008 to 2027. The benefit relating to $1,537,800 of these net operating losses relates to exercise of common stock options and will be credited directly to stockholders’ equity when realized. The Company's UK subsidiary, The Female Health Company - UK, plc has UK net operating loss carryforwards of approximately $88,222,000 as of September 30, 2007.  These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income.

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2007:

Deferred Tax Assets:
Federal net operating loss carryforwards	$14,812,000
State net operating loss carryforwards	1,877,000
Foreign net operating loss carryforwards	29,996,000
Foreign capital allowance	1,806,000
Other	71,000
Gross deferred tax assets	48,562,000
Valuation allowance for deferred tax asset	47,737,000
Deferred income taxes	$825,000

The valuation allowance increased by $149,000 and $1,089,000 for the years ended September 30, 2007 and 2006, respectively.  Included in the valuation allowance increase in 2007 is a recognition of $825,000 of net operating loss carryforward.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Share-based Compensation

Stock Option Plans

Under the Company’s share based long-term incentive compensation plans, the Company had granted non-qualified stock options to employees and consultants.  The Company's 1997 Stock Option Plan expired December 31, 2006, and the Company no longer has shares available for issuance under any of its plans.

The Company adopted SFAS 123R in the first quarter of fiscal 2007 using the modified prospective approach. Under this transition method, the measurement of the Company’s method of amortization of costs for share-based payments granted prior to, but not vested as of October 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Financial statement amounts for prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method granted of expensing share-based compensation. For equity awards granted after the date of adoption, the Company will amortize share-based compensation on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

The effect of adopting SFAS 123R was to decrease operating income, income before income taxes and net income by $121,564 for the twelve months ended September 30, 2007.  Share-based compensation is included in selling, general and administrative expenses in the statements of income. The adoption of SFAS 123R by the Company had no effect on basic and diluted earnings per share for the twelve months ended September 30, 2007. The adoption of SFAS 123R did not affect the Company’s cash flows or financing activities. Upon adoption of SFAS 123R the Company reclassified amounts in unearned consulting fees and deferred compensation to additional paid in capital.

The following table shows the effect on net income attributable to common stockholders for the twelve months ended September 30, 2006 had compensation expense been recognized based upon the estimated fair value on the grant date of stock option awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

Year Ended September 30, 2006

Net income as reported	$120,778
Deduct: Total stock based employee compensation expense determined under the fair value basis for all awards, net of related tax effects	(492,086)
Pro forma net loss	$(371,308)
Earnings (loss) per share:
Basic and diluted - as reported	$0.01
Pro forma	$(0.02)

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

The Company granted 180,000 stock options during the fiscal year ended September 30, 2007. The Company did not grant any options during the fiscal year ended September 30, 2006. The table below outlines the weighted average assumptions for options granted during the fiscal year ended September 30, 2007.

Fiscal Year Ended September 30, 2007
Weighted average assumptions:
Expected volatility	61.2%
Expected dividend yield	0%
Risk-free interest rate	5.10%
Expected term (in years)	10.0
Fair value of options granted	$0.95

During the fiscal year ended September 30, 2007, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

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

Option Activity:

The following table summarizes the stock options outstanding and exerciserable at September 30, 2007:

		Weighted Average
	Shares	Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	2,660,980	$1.39
Granted	-	-
Exercised	(1,000)	$1.40
Forfeited	(15,000)	$2.40
Outstanding at September 30, 2006	2,644,980	$1.38
Granted	180,000	$1.27
Exercised	(69,000)	$1.40
Forfeited	(10,000)	$2.70
Outstanding at September 30, 2007	2,745,980	$1.37	5.82	$ 2,421,683
Exercisable on September 30, 2007	2,619,370	$1.37	5.67	$ 2,299,208

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $2.35 on the last day of business for the period ended September 30, 2007. The total intrinsic value of options exercised during the year ended September 30, 2007 was $46,230.

Total unrecognized compensation cost for stock options as of September 30, 2007 was $120,000. This compensation cost will be recognized over a weighted average period of 2.1 years.  The realized tax benefit from stock options and other share-based payments for the twelve months ended September 30, 2007 and the twelve months ended September 30, 2006 was $0, based on the Company’s election of the “with and without” approach.

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

A summary of the non-vested stock activity for the fiscal year 2007 is summarized in the table below:
Non-vested awards summary:	Shares	Weighted Average Grant -Date Fair Value
Outstanding at October 1, 2006	347,917	$1.48
Stock Granted	231,250	$1.61
Vested	468,333	$1.54
Forfeited	2,500	$1.26
Total Outstanding September 30, 2007	113,333	$1.53

The Company recognized share-based compensation expense for restricted stock of approximately $727,067 for the year ended September 30, 2007 and $952,809 for the year ended September 30, 2006. This expense is included in selling, general and administrative expenses for the respective periods.

As of September 30, 2007, there was approximately $173,629 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next six months. The fair value of the shares that vested during the years ended September 30, 2007 and 2006 was $731,375 and $269,412, respectively.

Common Stock Purchase Warrants

The Company enters into consulting agreements with separate third-party professionals to provide investor relations services and financial advisory services.  In connection with the consulting agreements, the Company granted 200,000 warrants to purchase common stock in 2006.  The fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 61.2 percent, risk-free interest rate of 5.10 percent, expected life of ten years, and no dividend yield.  The warrants were valued at $194,035 and recorded by the Company in selling, general and administrative expense.  No warrants were issued in 2007.

At September 30, 2007, the following warrants were outstanding and exercisable:

Number
Outstanding
Warrants issued in connection with:
Investor relations	200,000
Note payable, bank	340,000
Notes payable, related party	1,376,500
Outstanding at September 30, 2007	1,916,500

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Warrants outstanding and exercisable:
	Number
Range of	Outstanding	Wghtd.Avg.	Wghtd.Avg.
Exercise	and Exercisable	Remaining	Exercise
Prices	at 9/30/07	Life	Price
$0.40 - $0.99	364,000	3.54	$0.40
$1.00 - $1.99	12,500	2.38	0.72
$2.00 - $3.10	1,540,000	4.29	1.69
	1,916,500	4.13	$1.44

Warrant Settlement Program

During the third quarter of fiscal 2007, the Company offered certain holders of warrants a program under which they could exercise the warrants on a cashless basis for shares of common stock.  The subject warrants had exercise prices ranging from $0.40 per share to $1.50 per share.  Warrant holders who elected to participate in the program tendered 2,762,500 warrants to acquire 1,782,645 shares of common stock, which were issued during the third quarter. Since the fair value of the warrants tendered was greater than the value of the common stock received, no expense was recorded related to this program.

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

The Company issued 473,377 shares of Series 3 Preferred Stock to 11 investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issue price of $3.17 per share.  The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.           Employee Benefit Plans

Employee retirement plan:
The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $13,000 annual compensation to the plan.  The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2007 and 2006.  Annual company contributions were approximately $19,000 and 23,000 for 2007 and 2006

Note 10.         Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

	Net Sales to External Customers for the Twelve Months Ended				Long-Lived Asset As Of
	September 30,				September 30,	September 30,
	2007		2006		2007	2006
South Africa	$3,733	(1)(2)	$1,161		$-	$-
Zimbabwe	4,096	(1)	1,065		-	-
United States	2,516	(3)	2,074		226	107
France	1,217		*		-	-
Brazil	*		2,718	(1)	-	-
Tanzania	*		754		-	-
Zambia	940		*		-	-
India	*		*		225	112
United Kingdom	*		*		315	269
Malaysia	*		*		865	307
Other	6,818		7,052		-	-
	$19,320		$14,824		$1,630	$795

* Less than 5% percent of total net sales.

(1) Comprised of a single customer considered to be a major customer (exceeds 10 percent of net sales).
(2)
This customer has approximately $1,028,000 of outstanding accounts receivable at September 30, 2007. No other customers had accounts receivable in excess of 10% of current assets at September 30, 2007.

(3)	Comprised of multiple customers. One customer is considered to be a major customer (exceeds 10% of net sales) with sales accumulating approximately 12% of total sales.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.	Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company.  The Company maintains product liability insurance coverage for claims arising from the use of its products.  The coverage amount is currently $5,000,000 for FHC's consumer health care product.

Note 12.	Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months.  Through September 30, 2007, the Company has purchased 173,400 shares.  The Board has approved the continuation of this program through December 31, 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 9 Months
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cash Outlay	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2007	173,400	$ 2.12	$ 367,671	826,600

Note 13.	Recent Accounting Pronouncements

In September, 2006, FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for the Company beginning October 1, 2007. The Company has determined that the adoption of FIN 48 will not have a material effect on its consolidated financial statements.

SAB No. 108 Adoption and Evaluation

In September 2006, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements”. SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative factors. The requirements of SAB No. 108 are effective for the Company’s current fiscal year-end.

The Company’s evaluation of SAB No. 108 has discovered an omission from a prior period. In September 2004, the Board of Directors extended the term of 400,000 warrants to purchase common stock for an additional two years. While the decision was properly recorded in the Board of Directors’ minutes, the fair value of the extensions was not reflected in the Company’s financial statements for the fiscal year ended September 30, 2004. The Company’s retained loss and additional paid in capital as of September 30, 2006 has been increased by approximately $137,000 to properly reflect the extensions’ fair value under the guidance of SAB No. 108.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company does not believe SFAS 159 will have a material effect on its consolidated financial statements.

SAB 109 expresses the current view of the staff that, consistent with the guidance in Statements No. 156, Accounting for Servicing of Financial Assets, and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  However, in accordance with Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a separate and distinct servicing asset or liability is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained.  The SEC staff also cautions that this view is not intended to be applied by analogy to any other instrument that contains a non-financial element.

SAB 109 also indicated that the SEC staff believed that internally-developed intangible assets, such as customer relationship intangible assets, should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The SEC staff expects registrants to apply the guidance in the second preceding paragraph on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not believe SAB 109 will have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010).  The Company does not believe SFAS No. 141R will have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). The Company does not believe SFAS No. 160 will have an effect on the Company’s consolidated financial statements.