Form 10QSB
period 2007-12-31
FEMALE HEALTH CO
filed 2008-02-13
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
      Common Stock, $.01 Par Value – 26,707,908 shares outstanding as of February 8, 2008

Transitional Small Business Disclosure Format (check one):       YES    [    ]     NO [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II.	OTHER INFORMATION

Items 1 – 5	27

Exhibits	28

SIGNATURES	29

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
ASSETS
Current Assets:
Cash	$1,604,306	$799,421
Restricted cash	236,138	86,435
Accounts receivable, net	6,007,114	6,080,153
Inventories, net	1,785,430	1,372,582
Prepaid expenses and other current assets	328,516	399,536
Deferred income taxes	825,000	825,000
TOTAL CURRENT ASSETS	10,786,504	9,563,127

Other Assets	246,853	251,536

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	178,491	444,275
Equipment, furniture and fixtures	6,250,288	5,967,082
Total equipment, furniture and fixtures	6,428,779	6,411,357
Less accumulated depreciation and amortization	4,951,112	5,032,472
	1,477,667	1,378,885
TOTAL ASSETS	$12,511,024	$11,193,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,129,725	$806,134
Accrued expenses and other current liabilities	1,877,679	1,555,346
Preferred dividends payable	48,643	53,025
TOTAL CURRENT LIABILITIES	3,056,047	2,414,505

Deferred gain on sale of facility	1,017,317	1,074,339
Deferred grant income	247,567	257,245
TOTAL LIABILITIES	4,320,931	3,746,089

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	267,079	264,379
Additional paid-in-capital	65,453,935	64,954,610
Accumulated other comprehensive income	832,923	1,051,156
Accumulated deficit	(57,614,264)	(58,428,233)
Treasury stock, at cost	(754,874)	(399,747)
TOTAL STOCKHOLDERS’ EQUITY	8,190,093	7,447,459
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,511,024	$11,193,548

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2007	2006

Net revenues	$5,734,751	$4,198,879
Cost of products sold	3,368,635	2,920,481

Gross profit	2,366,116	1,278,398

Advertising and promotion	41,518	59,038
Selling, general and administrative	1,493,824	1,373,062
Research and development	101,129	64,704

Total operating expenses	1,636,471	1,496,804

Operating income (loss)	729,645	(218,406)

Interest, net and other income	(9,608)	(13,553)
Foreign currency transaction gain	(115,358)	(18,572)
Income (loss) before income taxes	854,611	(186,281)

Income tax benefit	-	-

Net income (loss)	854,611	(186,281)

Preferred dividends, Class A, Series 1	2,823	2,823
Preferred dividends, Class A, Series 3	37,820	37,820
Net income (loss) attributable to common stockholders	$813,968	$(226,924)

Net income (loss) per basic common share outstanding	$0.03	$(0.01)

Basic weighted average common share outstanding	26,121,460	23,952,040

Net income (loss) per diluted common share outstanding	$0.03	$(0.01)

Diluted weighted average common shares outstanding	28,688,345	26,444,924

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2007	2006
OPERATIONS
Net income (loss)	$854,611	$(186,281)
Adjustment for noncash items:
Depreciation and amortization	36,432	30,120
Amortization of deferred gain on sale/leaseback	(29,211)	(27,553)
Amortization of deferred income from grant - BLCF	(2,885)	-
Interest added to certificate of deposit	(640)	(609)
Amortization of unearned consulting fees	57,000	61,000
Employee stock compensation	88,752	162,007
Changes in operating assets and liabilities	280,917	(151,592)
Net cash provided by (used in) operating activities	1,284,976	(112,908)

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(149,703)	11,866
Capital expenditures	(180,921)	(549,742)
Net cash used in investing activities	(330,624)	(537,876)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	360,000	-
Purchases of common stock for treasury shares	(355,126)	-
Dividend paid on preferred stock	(45,036)	(7,200)
Net cash used in financing activities	(40,162)	(7,200)

Effect of exchange rate changes on cash	(109,306)	28,230

Net increase (decrease) in cash	804,885	(629,754)
Cash at beginning of period	799,421	1,827,393
CASH AT END OF PERIOD	$1,604,306	$1,197,639

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	-	$37,819
Reduction of accrued expense upon issuance of shares	29,295	73,065
Preferred dividends declared	40,643	2,823

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

Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2007.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Female Health Company - UK, The Female Health Company - UK, plc and The Female Health Company (M) SDN. BHD., a wholly owned subsidiary of The Female Health Company-UK. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England and leases a 16,000 sq. ft.  manufacturing facility located in Selangor D.E., Malaysia.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries. The product is marketed in 15 countries by various country-specific commercial partners. The Company has a range of credit terms.  For the past twelve months, the average days' sales outstanding has been approximately 60 days.

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

NOTE 2 - Earnings per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. In the diluted earnings per share calculation, the numerator is the sum of net income attributable to common shareholders and preferred dividends. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees.

	Three Months Ended December 31,
	2007	2006
Denominator:
Weighted average common shares outstanding – basic	26,121,460	23,952,040
Net effect of dilutive securities:
Options	922,971	114,007
Warrants	847,037	1,466,500
Convertible preferred stock	529,377	529,377
Unvested restricted shares	267,500	383,000
Total net effect of dilutive securities	2,566,885	2,492,884
Weighted average common shares outstanding – diluted	28,688,345	26,444,924
Income (loss) per common share – basic	$0.03	$(0.01)
Income (loss) per common share – diluted	$0.03	$(0.01)

Warrants to purchase approximately 200,000 shares of common stock at an exercise price of $3.10 that were outstanding during the three months ended December 31, 2007, were not included in the computation of diluted net income per share because they were out of the money. These warrants expire in March 2008. Options to purchase approximately 190,000 shares of common stock at exercise prices ranging from $1.66 to $2.70 per share and warrants to purchase approximately 290,000 shares of common stock at exercise prices ranging from $1.50 to $3.10 per share that were outstanding during of the three month period ended December 31, 2006, were not included in the computation of diluted net income per share because they were anti-dilutive. These options expire from 2013 to 2014.  These warrants expire in fiscal years 2008-2009.

NOTE 3 - Comprehensive Income

Total comprehensive income was $636,378 for the three months ended December 31, 2007 and $4,494  for the three months ended December 31, 2006.

NOTE 4 - Inventories

The components of inventory consist of the following:

	December 31, 2007	September 30, 2007
Raw material and work in process	$1,490,924	$1,082,083
Finished goods	340,362	358,499
Inventory, gross	1,831,286	1,440,582
Less: inventory reserves	(45,856)	(68,000)
Inventory, net	$1,785,430	$1,372,582

NOTE 5 – Share-Based Compensation

Stock Option Plans

Under the Company’s share based long-term incentive compensation plans, the Company grants non-qualified stock options to employees.  The Company’s 1997 Stock Option Plan expired December 31, 2006, and the Company no longer has shares available for issuance under any of its plans. The Company’s stock options expire in 10 years and generally vested 1/36 per month, with full vesting after three years.

 The Company recognized share-based compensation expense for stock options of approximately $19,000 in selling, general and administrative expenses in the statement of operations for the three months ended December 31, 2007.

The Company granted 180,000 stock options during the first quarter of fiscal 2007. The Company did not grant any options during the first quarter of fiscal 2008. The table below outlines the weighted average assumptions for options granted during the three months ended December 31, 2006:

Three Months Ended December 31, 2006
Weighted Average
Assumptions:
Expected volatility	61.2%
Expected dividend yield	0%
Risk-free interest rate	5.10%
Expected term (in years)	10.0
Fair value of options granted	$0.95

The following table summarizes the Company’s option activity during the three months ended December 31, 2007:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	2,745,980	$1.37
Granted	0	-
Exercised	0	-
Expired or forfeited	0	-
Outstanding at December 31, 2007	2,745,980	$1.37

The following table summarizes the stock options outstanding and exerciserable at December 31, 2007:

	Number Outstanding At 12/31/07	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exerciserable At 12/31/07	Wghted, Avg. Exercise Price	Aggregate Intrinsic Value
Total	2,745,980	5.57	$1.37	$3,410,236	2,638,480	$1.37	$3,266,186

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $2.61 as of the last business day of the period ended December 31, 2007.  As of December 31, 2007, the Company had unrecognized compensation expenses of $101,738 related to unvested stock options.  These expenses will be recognized over approximately 1.75 years.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to two years or the issuances may be contingent on continued employment for periods that range from one to two years. In addition, the Company has issued restricted stock awards to certain employees that contain vesting provisions or provide for future issuance contingent upon the achievement of pre-established performance targets.

As of December 31, 2007, there was approximately $135,000 of unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. The expense will be recognized over approximately 0.75 years.

The Company granted 38,000 shares of restricted stock during the first quarter of fiscal 2008. The fair value of the awards granted was approximately $88,000. All such shares of restricted stock vest between September 30 and November 1, 2008, provided the grantee has not terminated service prior to the vesting date. The Company granted 32,000 shares of restricted stock during the first quarter of fiscal 2007. The fair value of the awards granted was approximately $40,000. All of these shares vested on September 30, 2007. An additional 150,000 shares of restricted stock vested on December 31, 2007.

The Company recognized share-based compensation expense for restricted stock of approximately $127,000 and $193,000 in selling, general and administrative expenses in the statement of operations for the three months ended December 31, 2007 and December 31, 2006, respectively.

No shares of restricted stock were forfeited during the three months ended December 31, 2007 or December 31, 2006.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months.  Through December 31, 2007, the Company has purchased 310,400 shares.  The Board has approved the continuation of this program through December 31, 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 12 Months
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,000	826,600
October 1, 2007 – October 31, 2007	10,100	$2.24	10,100	816,500
November 1, 2007 – November 30, 2007	-	-	-
December 1, 2007 – December 31, 2007	126,900	$2.62	126,900	689,600
Quarterly Subtotal	137,000	$2.59	137,000
Total	310,400	$2.33	310,400	689,600

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)

	Net Sales to External Customers For the Three Months Ended December 31,				Long-Lived Assets As of
					December 31,	September 30,
	2007		2006		2007	2007
South Africa	$1,036	(1) (2)	$ 977	(1) (2)	$ -	$ -
Zimbabwe	1,133	(1)	797	(1)	-	-
France	334	(1)	678	(1)	-	-
United States	653		550		218	226
Brazil	*		*		-	-
Venezuela	*		*		-	-
Zambia	*		411		-	-
Namibia	658		*		-	-
Tanzania	*		247		-	-
India	*		*		214	225
United Kingdom	*		*		361	315
Malaysia	*		*		932	864
Other	1,921		539		-	-

	$5,735		$4,199		$1,725	$1,630

* Less than 5 percent of total net sales
(1)Comprised of a customer that is considered to be a major customer (exceeds 10% of net sales).
(2)The revenue amount is a current outstanding accounts receivable balance as of December 31, 2007.

NOTE 8 - Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

NOTE 9 - Deferred Grant Income

The Company receives grant monies from the British Linkage Challenge Fund to help the Company defray certain expenses and the cost of capital expenditures related to a specific project.  The underlying project relates to the development of a linkage between the UK subsidiary and Hindustan Latex Limited, in India, to do end-stage manufacturing of the female condom and develop the market for the product in that country.  The grant received is split between the Company and Hindustan Latex Limited pro-rata to their respective expenditure on the project.

The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of  International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocates its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses are credited to income in the quarter incurred.  Grant proceeds for capital expenditure are deferred and released to income in line with the depreciation of the relevant assets.

NOTE 10 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

During 2007, the Company recorded an income tax benefit of $825,000. This benefit consisted of a $825,000 reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on future projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded for the three months ended December 31, 2007 has been reduced by an offsetting decrease in our valuation allowance.  Accordingly, no income tax or benefit has been recognized for the three months ended December 31, 2007.

In September, 2006, FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted this interpretation on October 1, 2007. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions.  The open tax years are those years ending September 30, 2004 to September 30, 2007, which statutes expire in 2008-2011.  As of December 31, 2007, the Company has no liability for unrecognized tax benefits.  The adoption and implementation of FIN 48 had no effect on the Company’s income from operations, net income or basic and diluted earnings per share for the period ended December 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the three months ended December 31, 2007.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the female condom (FC), the only product under a woman's control that is approved by the U.S. Food and Drug Administration (FDA) to  provide dual protection against unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

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

In September, 2005, FHC announced that it had completed development of FC2, its second generation female condom. FC2 has the same physical design, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU"). In August 2006, the Company was notified by the World Health Organization (WHO) that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement. The FC2 pre-market approval application (PMA) submitted by the Company on January 8, 2008, was accepted for FDA review on January 28, 2008.  That acceptance marks the beginning of the FDA review process, which generally can take up to 180 active review days.  During this process, the FDA may ask questions regarding the submission.  The time spent on answering such questions is not counted as review process time.  Following the FDA review, the submission’s merits will be reviewed and discussed by FDA’s OB-GYN Device Advisory Panel.  The final step to approval is negotiation and approval of the product’s labeling.  The entire process may typically take up to 360 days.

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

For the most recent year in which data are available (2002), the Centers for Disease Control and Prevention reported that HIV infection was:

•	the leading cause of death for African American women aged 25-34 years;
•	the 3rd leading cause of death for African American women aged 35-44 years; and
•	the 4th leading cause of death for African American women aged 45-54 years and for Hispanic women aged 35-44.

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

The FC Female Condom and the Male Condom

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom and the FC female polyurethane condom. FC is the only FDA approved product whose use is controlled by women that prevents sexually transmitted diseases including HIV/AIDS. It provides women dual protection against STD’s (including HIV/AIDS) and unintended pregnancy. It is also an alternative when male condoms are not used for reasons of latex sensitivity or choice.

Studies show that both FC1’s polyurethane and FC2’s nitrile polymer are safe, strong materials and that method failure rates are similar to that of male condoms.  The female condom offers a number of benefits over natural rubber latex, the material that is most commonly used in male condoms. Unlike  natural rubber latex, both polyurethane and the nitrile polymer quickly transfer heat, so the female condom immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, the female condom may be inserted in advance of arousal, eliminating disruption during sexual intimacy. It is not dependent on the male erection, does not require immediate withdrawal and is not tight or constricting.  The female condoms can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  The products also offer an alternative to natural rubber latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to polyurethane to date.

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

In October 2006, a study regarding FC2 entitled “Country-wide distribution of the nitrile female condom (FC2) in Brazil and South Africa: a cost effectiveness analysis” was published in AIDS. The study concludes that expanded distribution of FC2 in Brazil and South Africa may avert hundreds to thousands of HIV infections annually at an incremental cost to government or donors that is less than that of antiretroviral therapy. The study also found that if only 16.6 million female condoms were distributed in South Africa, almost 10,000 HIV infections would be prevented. If 53.7 million female condoms were distributed, 32,000 HIV infections would be prevented. Comparing the dollar value of health care costs averted with the cost of distributing the female condoms, the total cost savings would be between $5.3 million and $35.7 million. Similarly, if 26.2 million female condoms were distributed in Brazil, 600 HIV infections would be averted. If 84.8 million female condoms were distributed, 2,000 new HIV infections would be prevented. In total, the savings in Brazil alone could range from $1.1 million to $27 million.

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

FC2 received the CE mark which allows it to be marketed throughout the European Union. FC2 has also been approved by regulatory authorities in both Brazil and India. The Company submitted a pre-market approval application (PMA) for FC2 which was accepted for FDA review on January 28, 2008.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC and FC2.

Strategy

The Company’s strategy is to fully develop the market for FC and FC2 on a global basis. In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), UNAIDS, the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. Because the Company has unique distribution channels and minimum sales and marketing expense, volume increases will not result in a corresponding increase in operating expenses. To provide its customers with technical sales support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC, in London, England. The second generation product, FC2, is being manufactured in Selangor D.E., Malaysia and in Cochin, India.

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

Commercial Markets - Direct to Consumers

The Company markets FC directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distribution partners, who, in turn market and distribute the product to consumers in the established territory.

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

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order was placed through UNFPA, the United Nations Population Fund. India faces a significant threat of HIV/AIDS, with existing cases estimated to be 2.5 – 3 million.  Since May, 2006, the Indian Government has developed and tested prevention programs which include female condoms in six high-incidence states. The government concluded its assessment of the test program in December, 2007.  A survey conducted as part of the assessment process shows a high acceptance of the female condom.

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

FC2
The Company began end-stage production of FC2 within a 1,900 square foot leased facility located in Selangor D.E., Malaysia.  On September 1, 2007, the Company leased a 16,000 sq. ft. production facility, also in Selangor D.E., Malaysia, to house the expanding operations also. Operations were re-located to the newly leased facility in December, 2007, at which time the lease on the original space terminated.  The Company’s FC2 manufacturing capacity in Malaysia is 30 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its India business partner, Hindustan Latex Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007.  The present FC2 capacity at that facility is 7.5 million units per year.

FHC’s total FC2 production capacity is currently 37.5 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 increases.

Government Regulation

In the U.S., FC is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act. The Company submitted a pre-market approval application (PMA) for FC2 which was accepted for FDA review on January 28, 2008.

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

Patents and Trademarks

The Company currently holds product and technology patents for FC in the United States. The Company’s current United States patents expire between 2009 and 2014. The Company understands these U.S. patents to cover FC as sold.  The patents are generally directed to the structural aspects of the product.  While there can be no assurance, these patents could provide the Company with protection against copycat products entering the U.S. market during the pendency of the patents. The Company also has patents covering technology and products relating to FC in Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, South Korea and Australia.  These patents expire from 2008 to 2013.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process.

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

Overview

The Company manufactures, markets and sells the FC female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS.  During 2003, the Company started developing a second generation female condom, FC2, which was completed in 2006.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.The Company believes that FC2 will result in a significant reduction in production costs and accelerate growth.

Revenues.  The Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers.  The Company's strategy is to develop a global market and distribution network for its product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

•
The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS.  This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production.  The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0. 84 to $0.89.  Currently, the female condom is available in over 90 countries through public sector distribution.

•	The Company also sells FC to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries.

•
The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  The female condom is currently available in 63 locations in New York City, including both community-based organizations and the N.Y.C. Department of Health and Mental Hygiene units.  It is being distributed as part of New York City‘s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.

•
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

Significant quarter to quarter variations may result from time to time due to the timing and shipment of large orders and not any fundamental change in the Company's business.  Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign markets. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. For the first three months of fiscal 2008, 61% of the Company’s net revenues, 79% of the Company’s cost of products sold and 37% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first three months of fiscal 2008, the Company estimates that the favorable net impact of the exchange rate fluctuations was approximately $39,000.

Expenses.  The Company manufactures FC at its facility located in the United Kingdom and FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of products sold consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the female condom, principally polyurethane for FC and a latex hybrid for FC2.  Indirect product costs include logistics, quality control, and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In the first three months of fiscal 2008, the Company has, where possible, increased selling prices to offset such increases in costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

The Company had net revenues of $5,734,751 and net income attributable to common stockholders of $813,968 or $0.03 per share for the three months ended December 31, 2007 compared to net revenues of $4,198,879 and net loss attributable to common stockholders of $(226,924) or $(0.01) per share for the three months ended December 31, 2006.

Gross profit increased $1,087,718, or 85%, to $2,366,116 for the three months ended December 31, 2007 from $1,278,398 for the three months ended December 31, 2006. Gross profit for the quarter ending December 31, 2007 was positively impacted by product mix, with a significant number of FC2 units versus negligible FC2 sales in the quarter ended December 31, 2006.  Further enhancing the gross margin was a more favorable FC average sales price per unit compared to the same period in fiscal year 2007.

Net revenues increased $1,535,872, or 37%, for the three months ended December 31, 2007 compared with the same period last year. The strong revenue performance the Company experienced was attributable to significant growth in demand for the product.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of goods sold increased $448,154, or 15%, to $3,368,635 for the three months ended December 31, 2007 from $2,920,481 for the same period last year. The increase is due to increased unit sales.

Advertising and promotion expenditures decreased $17,520 to $41,518 for the three months ended December 31, 2007 from $59,038 for the same period in the prior year. The decrease relates to decreased use of an outside consulting firm engaged for public relations.

Selling, general and administrative expenses increased $120,762, or 9%, to $1,493,824 for the three months ended December 31, 2007 from $1,373,062 for the three months ended December 31, 2006.The slight increase was caused by increased employment costs related to new positions added within the past twelve months partially offset by reduced consulting fees.

Research and development cost increased $36,425 to $101,129 for the three months ended December 31, 2007 from $64,704 for the same period in the prior year. The costs in the first quarter of fiscal 2007 relate primarily to initiating commercial production of FC2 in Malaysia and India, and the fiscal year 2008 expenditures relate to preparation of the FC2 PMA.

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

Distribution Network

The Company's strategy is to develop a global distribution network for the female condom by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and  India. The Company has also entered into several  agreements for the commercialization of the female condom in consumer sector markets around the world. However, the Company is dependent on country governments and global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STD prevention programs that include female condoms as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute the female condom within its contractual territory. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first three months of fiscal 2008, 61% of the Company’s net revenues, 79% of the Company’s cost of products sold and 37% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

For the first three months of fiscal 2008, the Company estimates that the favorable net impact of the exchange rate fluctuations was approximately $39,000.  On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

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

Liquidity and Sources of Capital

In the first quarter of fiscal 2008, the Company generated $1.3 million in positive cash flow from operations as a result of increased sales volume and improved gross margins. During the first quarter of fiscal 2007, cash used in operations was $0.1 million as a result of a higher quarter-end receivable balances due to the timing of sales and inventory growth related to manufacturing expansion.

At December 31, 2007, the Company had working capital of $7.7 million and stockholder’s equity of $8.2 million compared to working capital of $7.2 million and stockholder’s equity of $7.4 million as of September 30, 2007.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank, expiring July 1, 2008, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 1% (prime rate was 7.25% at December 31, 2007). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at December 31, 2007.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In fiscal year 2007 and 2008 the Company has, where possible, increased selling prices to offset such increases in costs.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c)

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months.  Through December 31, 2007, the Company has purchased 310,400 shares.  The Board has approved the continuation of this program through December 31, 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases for the 12 Months
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,000	826,600
October 1, 2007 – October 31, 2007	10,100	$2.24	10,100	816,500
November 1, 2007 – November 30, 2007	-	-	-
December 1, 2007 – December 31, 2007	126,900	$2.62	126,900	689,600
Quarterly Subtotal	137,000	$2.59	137,000
Total	310,400	$2.33	310,400	689,600

Item 6.   EXHIBITS

Exhibit
Number                       Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  February 13, 2008

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE:  February 13, 2008

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer