Form 10QSB
period 2008-03-31
FEMALE HEALTH CO
filed 2008-05-14
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
      Common Stock, $.01 Par Value – 26,903,908 shares outstanding as of May 5, 2008

Transitional Small Business Disclosure Format (check one):
YES    [   ]     NO [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II.	OTHER INFORMATION

Items 1 – 5	31

Exhibits	32

SIGNATURES	34

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; risks related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	September 30, 2007
Current Assets:
Cash	$2,464,036	$799,421
Restricted cash	236,280	86,435
Accounts receivable, net	5,495,489	6,080,153
Inventories, net	1,967,212	1,372,582
Prepaid expenses and other current assets	304,061	399,536
Deferred income taxes	1,202,000	825,000
TOTAL CURRENT ASSETS	11,669,078	9,563,127

Other Assets	247,609	251,536

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	-	444,275
Equipment, furniture and fixtures	6,475,371	5,967,082
Total equipment, furniture and fixtures	6,475,371	6,411,357
Less accumulated depreciation and amortization	4,933,250	5,032,472
	1,542,121	1,378,885
TOTAL ASSETS	$13,458,808	$11,193,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$627,503	$806,134
Accrued expenses and other current liabilities	2,164,238	1,555,346
Preferred dividends payable	51,025	53,025
TOTAL CURRENT LIABILITIES	2,842,766	2,414,505

Deferred gain on sale of facility	989,663	1,074,339
Deferred grant income	242,407	257,245
TOTAL LIABILITIES	4,074,836	3,746,089

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	560	560
Convertible preferred stock, Class A Series 3	4,734	4,734
Convertible preferred stock, Class B	-	-
Common stock	268,839	264,379
Additional paid-in-capital	65,748,119	64,954,610
Accumulated other comprehensive income	838,827	1,051,156
Accumulated deficit	(56,448,328)	(58,428,233)
Treasury stock, at cost	(1,028,779)	(399,747)
TOTAL STOCKHOLDERS’ EQUITY	9,383,972	7,447,459
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,458,808	$11,193,548
See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007

Product sales	$6,396,333	$5,323,593
Royalty income	4,944	-
Net revenues	6,401,277	5,323,593

Cost of products sold	3,728,630	3,289,496

Gross profit	2,672,647	2,034,097

Advertising and promotion	68,858	33,926
Selling, general and administrative	1,690,409	1,592,314
Research and development	86,247	59,037

Total operating expenses	1,845,514	1,685,277

Operating income	827,133	348,820

Interest, net and other income	(7,057)	(10,863)
Foreign currency transaction loss	5,053	2,575
Income before income taxes	829,137	357,108

Income tax benefit	(377,000)	-

Net income	1,206,137	357,108

Preferred dividends, Class A, Series 1	2,792	2,760
Preferred dividends, Class A, Series 3	37,409	37,000

Net income attributable to common stockholders	$1,165,936	$317,348

Net income per basic common share outstanding	$0.04	$0.01

Basic weighted average common shares outstanding	26,087,245	23,973,955

Net income per diluted common share outstanding	$0.04	$0.01

Diluted weighted average common shares outstanding	28,403,263	27,702,950

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2008	2007

Product sales	$12,131,084	$9,522,473
Royalty income	4,944	-
Net revenues	12,136,028	9,522,473

Cost of products sold	7,097,265	6,209,978

Gross profit	5,038,763	3,312,495

Advertising and promotion	110,376	92,964
Selling, general and administrative	3,184,232	2,965,376
Research and development	187,376	123,741

Total operating expenses	3,481,984	3,182,081

Operating income	1,556,779	130,414

Interest, net and other income	(16,666)	(24,416)
Foreign currency transaction gain	(110,304)	(15,997)
Income before income taxes	1,683,749	170,827

Income tax benefit	(377,000)	-

Net income	2,060,749	170,827

Preferred dividends, Class A, Series 1	5,615	5,583
Preferred dividends, Class A, Series 3	75,230	74,820

Net income attributable to common stockholders	$1,979,904	$90,424

Net income per basic common share outstanding	$0.08	$0.00

Basic weighted average common shares outstanding	26,104,540	23,962,877

Net income per diluted common share outstanding	$0.07	$0.00

Diluted weighted average common shares outstanding	28,501,611	26,513,336

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007

OPERATIONS
Net income	$2,060,749	$170,827
Adjustment for noncash items:
Depreciation and amortization	85,289	64,322
Amortization of deferred gain on sale/leaseback	(57,444)	(55,690)
Amortization of deferred income from grant - BLCF	(8,232)	-
Interest added to certificate of deposit	(1,279)	(1,213)
Amortization of unearned consulting fees	57,000	118,000
Employee stock compensation	172,819	367,771
Deferred income taxes	(377,000)	-
Loss on disposal of fixed assets	6,420	-
Changes in operating assets and liabilities	413,606	(283,516)
Net cash provided by operating activities	2,351,928	380,501

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(149,845)	166,318
Proceeds from disposal of fixed assets	14,151	-
Capital expenditures	(321,441)	(579,541)
Net cash used in investing activities	(457,135)	(413,223)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	182,250	96,600
Proceeds from exercise of warrants	422,500	-
Purchases of common stock for treasury shares	(629,032)	(174,431)
Dividend paid on preferred stock	(82,856)	(7,200)
Net cash used in financing activities	(107,138)	(85,031)

Effect of exchange rate changes on cash	(123,040)	(37,199)

Net increase (decrease) in cash	1,664,615	(154,952)
Cash at beginning of period	799,421	1,827,393

CASH AT END OF PERIOD	$2,464,036	$1,672,441

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$-	$74,820
Reduction of accrued expense upon issuance of shares	29,295	106,423
Preferred dividends declared	43,024	5,583

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

Operating results for the three months and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2007.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiary, The Female Health Company - UK, plc as well as The Female Health Company (M) SDN. BHD, a wholly owned subsidiary of The Female Health Company-UK. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S. The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries. The product is marketed in 15 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 61 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

Under a temporary arrangement, the Company authorized Hindustan Latex Limited to produce FC2 for sale in India in exchange for a royalty per unit.  The companies are in the process of negotiating a permanent agreement.

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

Reclassification:

Certain items in the financial statements for the three and six months ended March 31, 2007 have been reclassified to be consistent with the presentation shown for the three and six months ended March 31, 2008

NOTE 2 - Earnings per Share

Basic EPS is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. In the diluted earnings per share calculation, the numerator is the sum of net income attributable to common stockholders and preferred dividends. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Denominator:
Weighted average common shares outstanding – basic	26,087,245	23,973,955	26,104,540	23,962,877
Net effect of dilutive securities:
Options	796,512	801,893	850,327	498,038
Warrants	722,629	2,029,725	749,867	1,684,421
Convertible preferred stock	529,377	529,377	529,377	-
Unvested restricted shares	267,500	368,000	267,500	368,000
Total net effect of dilutive securities	2,316,018	3,728,995	2,397,071	2,550,459
Weighted average common shares
outstanding – diluted	28,403,263	27,702,950	28,501,611	26,513,336
Income per common share – basic	$0.04	$0.01	$0.08	$0.00
Income per common share – diluted	$0.04	$0.01	$0.07	$0.00

Warrants to purchase approximately 50,000 shares of common stock at an exercise price of $2.65 that were outstanding during the three and six months ended March 31, 2008, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. These warrants expire in July 2009. Options to purchase approximately 10,000 shares of common stock at an exercise price of $2.70 per share and warrants to purchase approximately 450,000 shares of common stock at exercise prices ranging from $2.25 to $3.10 per share that were outstanding during of the three and six month periods ended March 31, 2007, were not included in the computation of diluted net income per share because they were anti-dilutive. The options were forfeited in April 2007.  Of these warrants, 400,000 expired in March 2008.  The remaining 50,000 will expire in July 2009.  For the six months ended March 31, 2007, 529,377 shares of preferred stock were excluded from the computation because they were anti-dilutive.

NOTE 3 - Comprehensive Income

Total comprehensive income was $1,212,041 for the three months ended March 31, 2008 and $387,314 for the three months ended March 31, 2007. The total comprehensive income was $1,848,420 for the six months ended March 31, 2008 and $391,672 for the six months ended March 31, 2007.

NOTE 4 - Inventories

The components of inventory consist of the following:

	March 31, 2008	September 30, 2007
Raw material and work in process	$1,483,290	$1,082,083
Finished goods	538,922	358,499
Inventory, gross	2,022,212	1,440,582
Less: inventory reserves	(55,000)	(68,000)
Inventory, net	$1,967,212	$1,372,582

NOTE 5 – Share-Based Compensation

Stock Option Plans

Under the Company’s previous share based long-term incentive compensation plans, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under the plan which expired on December 31, 2006.  Options issued under that plan expire in 10 years and generally vested 1/36 per month, with full vesting after three years.

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan.  As of March 31, 2008, no shares had been issued under the plan.

The Company recognized share-based compensation expense for stock options of approximately $14,000 and $33,000 in selling, general and administrative expenses in the statement of operations for the three and six months ended March 31, 2008, respectively, and $32,000 and $62,000 for the three and six months ended March 31, 2007, respectively.

The Company granted 180,000 stock options during the first six months of fiscal 2007. The Company did not grant any options during the first six months of fiscal 2008. The table below outlines the weighted average assumptions for options granted during the six months ended March 31, 2007:

Six Months Ended March 31, 2007
Weighted Average Assumptions:
Expected volatility	61.2%
Expected dividend yield	0%
Risk-free interest rate	5.10%
Expected term (in years)	10.0
Fair value of options granted	$0.95

The following table summarizes the Company’s option activity during the six months ended March 31, 2008:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	2,745,980	$1.37
Granted	0	-
Exercised	126,000	1.45
Expired or forfeited	15,000	1.27
Outstanding at March 31, 2008	2,604,980	$1.36

During the three and six months ended March 31, 2008, proceeds of $182,250 were received from the exercise of stock options.  During the same periods in the prior fiscal year, proceeds of $96,000 were received from stock option exercises.  The intrinsic value of the options exercised were $114,200 and $46,230 for the three and six months ended March 31, 2008 and March 31, 2007, respectively.  There was no realized tax benefit from options exercised for the three and six months ended March 31, 2008 and 2007, based on the “with and without” approach.

The following table summarizes the stock options outstanding and exerciserable at March 31, 2008:

	Number Outstanding At 3/31/08	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exerciserable At 3/31/08	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Wghted. Avg. Remaining Life

Total	2,604,980	5.28	$1.36	$ 2,904,878	2,529,980	$1.37	$2,814,128	5.19

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $2.48 as of the last business day of the period ended March 31, 2008.  As of March 31, 2008, the Company had unrecognized compensation expenses of $73,499 related to unvested stock options.  These expenses will be recognized over approximately 1.50 years.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to two years or the issuances may be contingent on continued employment for periods that range from one to two years. In addition, the Company has issued restricted stock awards to certain employees that contain vesting provisions.

As of March 31, 2008, there was approximately $65,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive and retention plans. The expense will be recognized over approximately 4 months.

The Company granted 38,000 shares of restricted stock during the first six months of fiscal 2008. The fair value of the awards granted was approximately $88,000. All such shares of restricted stock vest between September 30 and November 1, 2008, provided the grantee has not terminated service prior to the vesting date. The Company granted 186,250 shares of restricted stock during the first six months of fiscal 2007. The fair value of the awards granted was approximately $274,000. All of these shares vested between September 30, 2007 and December 31, 2007.

The Company recognized share-based compensation expense for restricted stock of approximately $70,000 and $197,000 for the three and six months ended March 31, 2008, respectively, and $193,000 and $370,000 for the three and six months ended March 31, 2007, respectively in selling, general and administrative expenses in the statement of operation for those periods.

No shares of restricted stock were forfeited during the three months and six months ended March 31, 2008 or March 31, 2007.

Common Stock Purchase Warrants

No warrants were issued in the three and six months ended March 31, 2008 or the same periods in 2007.

During the three and six months ended March 31, 2008, proceeds of $62,500 and $422,500, respectively, were received from the exercise of warrants.  During the same period in fiscal 2007, no warrant exercises occurred.

At March 31, 2008, 1,226,500 warrants were outstanding and exercisable with weighted average remaining contractual lives of 5.73 years.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. Later in 2007, the buy-back period was extended to December 31, 2008.  Through March 31, 2008, the Company has purchased 422,400 shares.  In late March, 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – December 31, 2007	137,000	$2.59	310,400	689,600
January 1, 2008 – January 31, 2008	20,100	$2.53	330,500	669,500
February 1, 2008 – February 29, 2008	49,000	$2.48	379,500	620,500
March 1, 2008 – March 31, 2008	42,900	$2.37	422,400	1,577,600
Quarterly Subtotal	112,000	$2.45	112,000	1,577,600
Total	422,400	$2.44	422,400	1,577,600

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	(Amounts in thousands)
	Net Sales to External Customers For the Six Months Ended March 31,				Long-Lived Assets As of
					March 31,	September 30,
	2008		2007		2008	2007
South Africa	$1,866	(1) (2)	$2,206	(1)	$-	$-
Zimbabwe	2,173	(1)	1,732	(1)	-	-
France	767		748		-	-
United States	1,064		1,142		208	226
Brazil	1,138		*		-	-
Venezuela	*		*		-	-
Zambia	*		414		-	-
Namibia	647		*		-	-
Tanzania	749		449		-	-
India	*		*		207	225
United Kingdom	*		*		400	315
Malaysia	*		*		974	864
Other	3,727		2,831		-	-

	$12,131		$9,522		$1,789	$1,630
* Less than 5 percent of total net sales
(1) Comprised of a customer that is considered to be a major customer (exceeds 10% of net sales).
(2) $834,000 of the revenue amount is a current outstanding accounts receivable balance as of March 31, 2008.   Sixty percent of the receivable was paid by the date of this filing.

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

The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of  International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocates its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses are credited to income in the quarter incurred.  Grant proceeds for capital expenditure are deferred and released to income in line with the depreciation of the relevant assets.  In the three and six months ended March 31, 2008, the reimbursement of project-related expenses was $1,816.  During the same periods, amortization of deferred grant proceeds were $5,420 and $8,232, respectively.

NOTE 10 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

During the fourth quarter of fiscal 2007, the Company recorded an income tax benefit of $825,000. This benefit consisted of a $825,000 reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on future projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. Our income tax expense recorded for the three months and six months ended March 31, 2008 has been reduced by an offsetting decrease in our valuation allowance.  In the three months and six months ending March 31, 2008, a tax benefit of $377,000 was recognized.  No tax benefit was recognized in the three and six months ended March 31, 2007. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes as of March 31, 2008 and March 31, 2007, is as follows

	March 31, 2008	March 31, 2007

Income tax expense at statutory rates	$572,000	$58,000
Non-deductible expenses	65,000	49,000
State income tax, net of federal benefits	89,000	9,000
Recognition of net operating loss, decrease in valuation allowance	(377,000)	-
Utilization of NOL carryforwards	(565,000)	(337,000)
Benefit of net operating loss not recognized, (decrease) increase in valuation allowance	(161,000)	221,000
Income tax benefit	$(377,000)	$-

In September, 2006, FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted this interpretation on October 1, 2007. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions.  The open tax years are those years ending September 30, 2004 to September 30, 2007, which statutes expire in 2008-2011.  As of March 31, 2008, the Company has recorded no liability for unrecognized tax benefits.  The adoption and implementation of FIN 48 had no effect on the Company’s income from operations, net income or basic and diluted earnings per share for the period ended March 31, 2008.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the six months ended March 31, 2008.

Note 11 – Repurchase of Class A Convertible Series Three Preferred Stock

In April, 2008, the Company repurchased 150,000 shares of Class A Series 3 Preferred stock, which is subject to a 10% dividend, paid quarterly. The shares were repurchased at $3.17 per share for a total of $475,000.  The shares were purchased at the same per share price at which they were sold to the shareholder.  The repurchased preferred shares have been retired.

Note 12 – Recent  Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating whether adoption of SFAS 161 will have an impact on our consolidated financial statements.

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

The FC2 pre-market approval application (PMA) submitted by the Company on January 8, 2008, was accepted for FDA review on January 28, 2008.  That acceptance marks the beginning of the FDA review process, which generally can take up to 180 active review days.  As is typical during this process, the FDA has asked various questions regarding the submission.  The Company has already responded to a number of the FDA’s questions and is preparing responses to others.  As the FDA works through its review process, additional questions may arise. The time during which the FDA is awaiting answers to its questions is not counted as active review process time.  Following the FDA review, the submission’s merits will be reviewed and discussed by FDA’s OB-GYN Device Advisory Panel.  The final step to approval is negotiation and approval of the product’s labeling.  The entire process may typically take up to 360 days.

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

Global Market Potential

It is more than twenty years since the first clinical evidence of AIDS was noted. HIV/AIDS is the most devastating pandemic that humankind has faced in recorded history. The Joint United Nations Programme on HIV/AIDS (“UNAIDS”) in its December 2007 Aids Epidemic Update reported that 33 million people globally were living with HIV. Approximately 2.5 million new cases of HIV will be reported this year while about 2 million people will have died from the disease. Women now comprise the majority of the new cases in many areas of the world. In a published paper by Dr. Colin Mathers and Dejan Loncar of the WHO, “Projections of Global Mortality and Burden of Disease from 2002 to 2030," they estimate that at least 117 million people will have died of or will have AIDS by 2030.

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

For the most recent year in which data are available (2004), the Centers for Disease Control and Prevention reported that HIV infection was:

●	the leading cause of death for African American women aged 25-34 years;
●	the 3rd leading cause of death for African American women aged 35-44 years; and
●	the 4th leading cause of death for African American women aged 45-54 years and for Hispanic women aged 35-44.

Most HIV/AIDS diagnoses among women are due to high-risk heterosexual contact (80% in 2005).  The rate of AIDS diagnosis for black women was approximately 23 times the rate for white women and 4 times the rate for Hispanic women.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion. The global public sector market for male condoms is estimated to be between 11and 13 billion units annually. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

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

Studies show that both FC’s polyurethane and FC2’s nitrile polymer are safe, strong materials and that method failure rates are similar to that of male condoms.  The female condom offers a number of benefits over natural rubber latex, the material that is most commonly used in male condoms. Unlike natural rubber latex, both polyurethane and the nitrile polymer quickly transfer heat, so the female condom immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, the female condom may be inserted in advance of arousal, eliminating disruption during sexual intimacy. It is not dependent on the male erection, does not require immediate withdrawal and is not tight or constricting.  The female condoms can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  The products also offer an alternative to natural rubber latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to either FC polyurethane or the FC2 nitrile polymer.

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

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National Aids Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India. The order, placed through UNFPA, the United Nations Population Fund, supplied female condoms for NACO’s year-long HIV/AIDS prevention study.  The female condoms were distributed to 60,000 women in eight high-incidence states.  A survey conducted as part of the study assessment showed a high acceptance of the female condom.  NACO recently announced its intention to distribute female condoms in four high-incidence states over eight months in the first phase of its new prevention program.

The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  The female condom is currently available in 95 locations in New York City, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units, it is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.

Manufacturing Facilities

FC
The Company manufactures FC in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year at a capital expenditure of less than $1 million for the purchase of additional equipment.

FC2
The Company began end-stage production of FC2 within a 1,900 square foot leased facility located in Selangor D.E., Malaysia.  On September 1, 2007, the Company leased 16,000 sq. ft. of a production facility, also in Selangor D.E., Malaysia, to house the expanding manufacturing. Operations were re-located to the newly leased facility in December, 2007, at which time the lease on the original space terminated.  The Company’s FC2 manufacturing capacity in Malaysia is 30 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its India business partner, Hindustan Latex Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007.  The present FC2 capacity at that facility is 7.5 million units per year. Under a temporary arrangement, Hindustan Latex Limited is authorized to produce FC2 for sale in India in exchange for a royalty per unit.  The companies are in the process of negotiating a permanent agreement such as a joint venture which does require the approval of the Indian government.

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

Overview

The Company manufactures, markets and sells the FC female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS.  During 2003, the Company started developing a second generation female condom, FC2, which was completed in 2006.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.The Company believes that availability of the lower priced FC2 will accelerate growth while increasing prevention for women and improving profitability.

Revenues.  Most of the Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, the Company also derives revenue from licensing its intellectual property.  Such revenue appears as royalties on the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2008.

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

●
The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  The female condom is currently available in 95 locations in New York City, including both community-based organizations and the N.Y.C. Department of Health and Mental Hygiene units.  It is being distributed as part of New York City‘s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.

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

Significant quarter to quarter variations may result from time to time due to the timing and shipment of large orders and not any fundamental change in the Company's business.  Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign markets. While a material portion of the Company's future sales are likely to be in foreign markets, sales are denominated in British pounds sterling or United States dollars only. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of the British pound sterling relative to the United States dollar. For the first six months of fiscal 2008, 57% of the Company’s net revenues, 82% of the Company’s cost of products sold and 30% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first six months of fiscal 2008, the Company estimates that the favorable net impact of the exchange rate fluctuations was approximately $12,000.

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

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In the six months of fiscal 2008, the Company has, where possible, increased selling prices to offset such increases in costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The Company had net revenues of $6,401,277 and net income attributable to common stockholders of $1,165,936 or $0.04 per diluted share for the three months ended March 31, 2008 compared to net revenues of $5,323,593 and net income attributable to common stockholders of $317,348 or $0.01 per diluted share for the three months ended March 31, 2007.

Gross profit increased $638,550, or 31%, to $2,672,647 for the three months ended March 31, 2008 from $2,034,097 for the three months ended March 31, 2007. Gross profit for the quarter ending March 31, 2008 was positively impacted by product mix, with a significant increase in FC2 units in the sales mix versus the quarter ended March 31, 2007.  Also improving the gross margin was a more favorable FC average sales price per unit compared to the same period in fiscal year 2007.  Negatively impacting the gross margin were one-time costs of approximately $19,000 related to the start-up of the new Malaysian facility.

Net revenues increased $1,077,684, or 20%, for the three months ended March 31, 2008 compared with the same period last year. The revenue performance the Company experienced was attributable to significant growth in demand for the product somewhat offset by the higher mix of lower priced FC2.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of goods sold increased $439,134, or 13%, to $3,728,630 for the three months ended March 31, 2008 from $3,289,496 for the same period last year. The increase is due primarily to increased unit sales.

Advertising and promotion expenditures increased $34,932 to $68,858 for the three months ended March 31, 2008 from $33,926 for the same period in the prior year. The increase relates to an expanded public relations program to increase product awareness in specific locations.

Selling, general and administrative expenses increased $98,095, or 6%, to $1,690,409 for the three months ended March 31, 2008 from $1,592,314 for the three months ended March 31, 2007.  The slight increase was caused by increased employment costs related to new positions added within the past twelve months partially offset by reduced consulting fees.

Research and development cost increased $27,210 to $86,247 for the three months ended March 31, 2008 from $59,037 for the same period in the prior year. The costs in the second quarter of fiscal 2007 relate primarily to initiating commercial production of FC2 in Malaysia and India while the fiscal year 2008 expenditures relate to preparation of the FC2 PMA and the one-time PMA application fee to FDA of $46,250.

Operating income for the three months ended March 31, 2008, was $827,133 versus $348,820 in the same period last year, an increase of $478,313 or 137%.  The increase was primarily due to the improved gross margin, somewhat offset by the increased operating expenses.

Interest, net and other income for the three months ended March 31, 2008 was $7,057, a change of $3,806 from the same period in fiscal year 2007, when net interest income was $10,863.  The impact of foreign currency transactions for the second quarter of fiscal year 2008 was a loss of $5,053 compared to a loss of $2,575 for the same period last year.

Under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating carryforwards in the future.  The Company has recorded a tax benefit in the amount of $377,000 during the three months ended March 31, 2008.

SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO SIX MONTHS ENDED MARCH 31, 2007

The Company had net revenues of $12,136,028 and net income attributable to common stockholders of $1,979,904 or $0.07 per diluted share for the six months ended March 31, 2008 compared to net revenues of $9,522,473 and net income attributable to common stockholders of $90,424 or $0.00 per diluted share for the six months ended March 31, 2007.

Gross profit increased $1,726,268, or 52%, to $5,038,763 for the six months ended March 31, 2008 from $3,312,495 for the six months ended March 31, 2007.  Gross profit for the six months ending March 31, 2008 was positively impacted by product mix, with a higher percentage of FC2 units in the sales mix versus the same period last year.  The higher FC average sales price per unit in the six months ended March 31, 2008, compared to the same period in fiscal year 2007 also enhanced the gross margin.  Negatively impacting the gross margin were one-time costs of approximately $55,000 related to the move to and start-up of the new Malaysian facility.

Net revenues increased $2,613,555, or 27%, for the six months ended March 31, 2008 compared with the same period last year. The strong revenue performance the Company experienced was due to increased global demand.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of products sold increased $887,287, or 14%, to $7,097,265 for the six months ended March 31, 2008 from $6,209,978 for the same period last year. The increase is due to increased unit sales, higher direct material, labor and indirect production costs as well as one-time costs of approximately $55,000 related to the move to and start-up of the new Malaysian facility.

Advertising and promotion expenditures increased $17,412 to $110,376 for the six months ended March 31, 2008 from $92,964 for the same period in the prior year. The increase relates to consulting fees paid to a public consulting firm to provide on-going assistance in promoting the female condom and communicating the Company’s global contribution to women’s health.

Selling, general and administrative expenses increased $218,856, or 7%, to $3,184,232 for the six months ended March 31, 2008 from $2,965,376 for the six months ended March 31, 2007. The Company experienced higher employee compensation costs offset somewhat by reductions in amortization of intangible assets and lower consulting fees.

Research and development cost increased $63,635 to $187,376 for the six months ended March 31, 2008 from $123,741 for the same period in the prior year. The costs in 2007 relate primarily to initiating commercial production of FC2 in Malaysia. Expenses incurred in FY2008 relate to preparation of the FC2 PMA and the one-time FDA PMA application fee of $46,250.

For the six months ended March 31, 2008, operating income was $1,556,779, a $1,426,365 or 1094% increase over operating income of $130,414 in the same period last year. The increase was primarily due to the improved gross margin, somewhat offset by the increased operating expenses.

Interest, net and other income for the six months ended March 31, 2008 was $16,666, a change of $7,750 from the same period in fiscal year 2007, when net interest income was $24,416.  The foreign currency transaction impact for the six months ended March 31, 2008 was a first quarter gain offset by a modest second quarter loss for a net gain of $110,304 compared to a gain of $15,997 for the same period last year.

Under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating carryforwards in the future.  The Company has recorded a tax benefit in the amount of $377,000 during the six months ended March 31, 2008.

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

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first six months of fiscal 2008, 57% of the Company’s net revenues, 82% of the Company’s cost of products sold and 30% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

For the first six months of fiscal 2008, the Company estimates that the favorable net impact of the exchange rate fluctuations was approximately $12,000.  On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

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

Liquidity and Sources of Capital

In the first six months of fiscal 2008, the Company generated $2.4 million in positive cash flow from operations as a result of increased sales volume and improved gross margins. During the first six months of fiscal 2007, cash provided by operations was $0.4 million.

Accounts receivable decreased from $6,080,153 at September 30, 2007 to $5,495,489 at March 31, 2008.  The Company's quarter-end accounts receivable balance is impacted by various factors besides rising sales levels.  One factor is the Company's pattern of production and sales, which causes accounts receivable to spike near quarter end.  The Company's U.K subsidiary produces product early in the quarter to be sold by its U.S. parent, thus ensuring that most sales to third parties occur in the second half of the quarter.  The timing of large orders can have a significant impact on the quarter-end balance.  The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 61.

At March 31, 2008, the Company had working capital of $9.0 million and stockholder’s equity of $9.4 million compared to working capital of $7.1 million and stockholder’s equity of $7.4 million as of September 30, 2007.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank, expiring July 1, 2008, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 1% (prime rate was 5.25% at March 31, 2008). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at March 31, 2008.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c)

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months.  Through March 31, 2008, the Company has purchased 422,400 shares.  In late March, 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – December 31, 2007	137,000	$2.59	310,400	689,600
January 1, 2008 – January 31, 2008	20,100	$2.53	330,500	669,500
February 1, 2008 – February 29, 2008	49,000	$2.48	379,500	620,500
March 1, 2008 – March 31, 2008	42,900	$2.37	422,400	1,577,600
Quarterly Subtotal	112,000	$2.45	112,000	1,577,600
Total	422,400	$2.44	422,400	1,577,600

Item 4

The Company held an Annual Meeting of its shareholders on March 27, 2008. At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, Richard E. Wenninger and Mary Margaret Frank, Ph.D. to the Board of Directors to serve until the 2009 Annual Meeting, to approve and adopt the Company's 2008 Stock Incentive Plan and to ratify the appointment of McGladrey & Pullen LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2008. The results of the shareholder voting are listed below:

Matter Voted On:	For	Against	Withheld	Abstentions	Broker Non-votes
O.B. Parrish	20,974,276		863,282
Mary Ann Leeper Ph.D.	20,560,249		1,277,309
William R. Gargiulo, Jr.	20,776,276		1,061,282
Stephen M. Dearholt	21,773,260		64,298
David R. Bethune	20,768,341		1,069,217
Michael R. Walton	21,774,060		63,498
Richard E. Wenninger	21,773,946		63,612
Mary Margaret Frank, Ph.D.	21,774,360		63,198
Approval of 2008 Stock Incentive Plan	13,089,630	1,793,906		67,965	6,886,057
Ratification of Independent Public Accountants	21,726,656	99,344		11,588

Item 6. EXHIBITS

Exhibit
Number                      Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  May 14, 2008

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE:  May 14, 2008

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer