Form 10QSB
period 2008-06-30
FEMALE HEALTH CO
filed 2008-08-12
CIK 863894

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission File Number 1-13602

THE FEMALE HEALTH COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

Wisconsin	39-1144397
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

515 North State Street, Suite 2225, Chicago, IL	60654
(Address of Principal Executive Offices)	(Zip Code)

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
      Common Stock, $.01 Par Value – 26,957,908 shares outstanding as of August 6, 2008

Transitional Small Business Disclosure Format (check one):
YES    [   ]     NO [X]

FORM 10-QSB

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION AND MANAGEMENT'S
DISCUSSION AND ANALYSIS

PAGE

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Condensed Consolidated Balance Sheets - June 30, 2008 and September 30, 2007	4

Unaudited Condensed Consolidated Statements of Income - Three Months Ended June 30, 2008 and June 30, 2007 Nine months Ended June 30, 2008 and June 30, 2007	5 6

Unaudited Condensed ConsolidatedStatements of Cash Flows - Nine months Ended June 30, 2008 and June 30, 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Management's Discussion and Analysis	17

Controls and Procedures	31

PART II.	OTHER INFORMATION

Items 1 – 5	32

Exhibits	32

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008	September 30, 2007
Current Assets:
Cash	$1,586,842	$799,421
Restricted cash	236,887	86,435
Accounts receivable, net	5,964,736	6,080,153
Inventories, net	2,161,161	1,372,582
Prepaid expenses and other current assets	415,311	399,536
Deferred income taxes	1,369,000	825,000
TOTAL CURRENT ASSETS	11,733,937	9,563,127

Other Assets	248,753	251,536

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	-	444,275
Equipment, furniture and fixtures	6,515,163	5,967,082
Total equipment, furniture and fixtures	6,515,163	6,411,357
Less accumulated depreciation and amortization	5,011,944	5,032,472
	1,503,219	1,378,885
TOTAL ASSETS	$13,485,909	$11,193,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,073,434	$806,134
Accrued expenses and other current liabilities	2,281,822	1,555,346
Preferred dividends payable	27,654	53,025
TOTAL CURRENT LIABILITIES	3,382,910	2,414,505

Deferred gain on sale of facility	963,862	1,074,339
Deferred grant income	235,268	257,245
TOTAL LIABILITIES	4,582,040	3,746,089

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	-	560
Convertible preferred stock, Class A Series 3	3,234	4,734
Convertible preferred stock, Class B	-	-
Common stock	269,169	264,379
Additional paid-in-capital	65,233,626	64,954,610
Accumulated other comprehensive income	865,056	1,051,156
Accumulated deficit	(55,939,262)	(58,428,233)
Treasury stock, at cost	(1,527,954)	(399,747)
TOTAL STOCKHOLDERS’ EQUITY	8,903,869	7,447,459
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,485,909	$11,193,548
See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2008	2007

Product sales	$5,657,418	$4,623,190
Royalty income	707	-
Net revenues	5,658,125	4,623,190

Cost of sales	3,480,400	2,810,291

Gross profit	2,177,725	1,812,899

Advertising and promotion	50,969	38,056
Selling, general and administrative	1,715,515	1,371,339
Research and development	14,865	32,927

Total operating expenses	1,781,349	1,442,322

Operating income	396,376	370,577

Interest, net and other income	(13,964)	(10,804)
Foreign currency transaction loss	36,680	23,905
Income before income taxes	373,660	357,476

Income tax benefit	(167,000)	-

Net income	540,660	357,476

Preferred dividends, Class A, Series 1	2,782	2,792
Preferred dividends, Class A, Series 3	28,811	37,410

Net income attributable to common stockholders	$509,067	$317,274

Net income per basic common share outstanding	$0.02	$0.01

Basic weighted average common shares outstanding	26,144,583	25,902,539

Net income per diluted common share outstanding	$0.02	$0.01

Diluted weighted average common shares outstanding	28,117,178	28,753,523

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine months Ended June 30,
	2008	2007

Product sales	$17,788,503	$14,145,663
Royalty income	5,650	-
Net revenues	17,794,153	14,145,663

Cost of sales	10,577,665	9,020,269

Gross profit	7,216,488	5,125,394

Advertising and promotion	161,345	131,020
Selling, general and administrative	4,899,747	4,336,715
Research and development	202,241	156,668

Total operating expenses	5,263,333	4,624,403

Operating income	1,953,155	500,991

Interest, net and other income	(30,629)	(35,220)
Foreign currency transaction (gain) loss	(73,625)	7,908
Income before income taxes	2,057,409	528,303

Income tax benefit	(544,000)	-

Net income	2,601,409	528,303

Preferred dividends, Class A, Series 1	8,397	8,377
Preferred dividends, Class A, Series 3	104,041	112,228

Net income attributable to common stockholders	$2,488,971	$407,698

Net income per basic common share outstanding	$0.10	$0.02

Basic weighted average common shares outstanding	26,117,888	24,609,431

Net income per diluted common share outstanding	$0.09	$0.02

Diluted weighted average common shares outstanding	28,101,867	26,853,041

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended June 30,
	2008	2007

OPERATIONS
Net income	$2,601,409	$528,303
Adjustment for noncash items:
Depreciation and amortization	143,482	100,949
Amortization of deferred gain on sale/leaseback	(85,620)	(85,032)
Amortization of deferred income from grant - BLCF	(15,995)	-
Interest added to certificate of deposit	(1,925)	(1,832)
Amortization of unearned consulting fees	57,000	175,000
Employee stock compensation	225,766	509,851
Deferred income taxes	(544,000)	-
Loss on disposal of fixed assets	6,380	-
Changes in operating assets and liabilities	223,008	(486,064)
Net cash provided by operating activities	2,609,505	741,175

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(150,452)	168,481
Proceeds from disposal of fixed assets	14,062	-
Capital expenditures	(344,056)	(799,677)
Net cash used in investing activities	(480,446)	(631,196)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	196,250	96,600
Proceeds from exercise of warrants	422,500	-
Purchases of common stock for treasury shares	(1,128,206)	(241,034)
Redemption and repurchase of preferred stock	(580,500)	-
Dividends paid on preferred stock	(137,822)	(7,200)
Net cash used in financing activities	(1,227,778)	(151,634)

Effect of exchange rate changes on cash	(113,860)	69,777

Net increase in cash	787,421	28,122
Cash at beginning of period	799,421	1,827,393

CASH AT END OF PERIOD	$1,586,842	$1,855,515

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$-	$112,227
Reduction of accrued expense upon issuance of shares	51,203	142,999
Preferred dividends declared	27,654	8,377
Liability for preferred stock redemption	15,000	-

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

Operating results for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2007.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiary, The Female Health Company - UK, plc as well as The Female Health Company (M) SDN. BHD, a wholly owned subsidiary of The Female Health Company-UK. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the female condom.  The original female condom is known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S; the second generation product is known as FC2 throughout the world.  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries. The product is marketed in 15 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 94 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

Under an interim agreement, the Company authorized Hindustan Latex Limited ("HLL") to produce FC2 for sale in India in exchange for a royalty per unit.  The companies are in the process of negotiating a permanent agreement.

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

Reclassification:

Certain items in the financial statements for the three and nine months ended June 30, 2007 have been reclassified to be consistent with the presentation shown for the three and nine months ended June 30, 2008

NOTE 2 - Earnings per Share

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

	Three Months Ended June 30,		Nine months Ended June 30,
	2008	2007	2008	2007
Denominator:
Weighted average common shares outstanding – basic	26,144,583	25,902,539	26,117,888	24,609,431
Net effect of dilutive securities:
Options	837,587	1,249,258	845,130	820,224
Warrants	744,131	854,349	747,972	676,009
Convertible preferred stock	323,377	529,377	323,377	529,377
Unvested restricted shares	67,500	218,000	67,500	218,000
Total net effect of dilutive securities	1,972,595	2,850,984	1,983,979	2,243,610
Weighted average common shares outstanding – diluted	28,117,178	28,753,523	28,101,867	26,853,041
Income per common share – basic	$0.02	$0.01	$0.10	$0.02
Income per common share – diluted	$0.02	$0.01	$0.09	$0.02

Warrants to purchase approximately 50,000 shares of common stock at an exercise price of $2.65 that were outstanding during the three and nine months ended June 30, 2008, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.  These warrants expire in July 2009. Warrants to purchase approximately 450,000 shares of common stock at exercise prices ranging from $2.25 to $3.10 per share that were outstanding during the three and nine month periods ended June 30, 2007, were not included in the computation of diluted net income per share because their effect was anti-dilutive. In March 2008, 400,000 of these warrants expired.  The remaining 50,000 will expire in July 2009.

NOTE 3 - Comprehensive Income

Total comprehensive income was $566,889 for the three months ended June 30, 2008 and $479,861 for the three months ended June 30, 2007. Total comprehensive income was $2,415,309 for the nine months ended June 30, 2008 and $871,533 for the nine months ended June 30, 2007.

NOTE 4 - Inventories

The components of inventory consist of the following:

	June 30, 2008	September 30, 2007
Raw material and work in process	$1,369,125	$1,082,083
Finished goods	838,036	358,499
Inventory, gross	2,207,161	1,440,582
Less: inventory reserves	(46,000)	(68,000)
Inventory, net	$2,161,161	$1,372,582

NOTE 5 – Share-Based Compensation

Stock Option Plans

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under the plan which expired on December 31, 2006.  Options issued under that plan expire in 10 years and generally vested 1/36 per month, with full vesting after three years.

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance –based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan.  As of June 30, 2008, 20,000 shares had been issued under the plan.

 The Company recognized share-based compensation expense for stock options of approximately $12,000 and $45,000 in selling, general and administrative expenses in the statement of operations for the three and nine months ended June 30, 2008, respectively, and $28,000 and $90,000 for the three and nine months ended June 30, 2007, respectively.

The Company granted 180,000 stock options during the first nine months of fiscal 2007. The Company did not grant any options during the first nine months of fiscal 2008. The table below outlines the weighted average assumptions for options granted during the nine months ended June 30, 2007:

Nine months Ended June 30, 2007
Weighted Average Assumptions:
Expected volatility	61.2%
Expected dividend yield	0%
Risk-free interest rate	5.10%
Expected term (in years)	10.0
Fair value of options granted	$0.95

The following table summarizes the Company’s option activity during the nine months ended June 30, 2008:

Option Activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	2,745,980	$ 1.37
Granted	0	-
Exercised	136,000	1.44
Expired or forfeited	15,000	1.27
Outstanding at June 30, 2008	2,594,980	$ 1.36

During the three and nine months ended June 30, 2008, proceeds of $14,000 and $196,250, respectively, were received from the exercise of stock options.  During the nine months ended June 30, 2007, proceeds of  approximately $96,000 were received from stock option exercises.  No options were exercised during the three months ended June 30, 2007.  The intrinsic value of the options exercised was $13,000 and $127,200, respectively, for the three and nine months ended June 30, 2008.  The intrinsic value of the options exercised during the nine months ended June 30, 2007 was $46,230.  There was no realized tax benefit from options exercised for the three and nine months ended June 30, 2008 and 2007, based on the “with and without” approach.

The following table summarizes the stock options outstanding and exerciserable at June 30, 2008:

	Number Outstanding At 6/30/08	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exerciserable At 6/30/08	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Wghted. Avg. Remaining Life
Total	2,594,980	5.03	$1.36	$ 3,335,225	2,532,480	$1.37	$3,248,975	4.95

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $2.65 as of the last business day of the period ended June 30, 2008.  As of June 30, 2008, the Company had unrecognized compensation expenses of $61,619 related to unvested stock options.  These expenses will be recognized over approximately 1.29 years.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to two years or the issuances may be contingent on continued employment for periods that range from one to two years. In addition, the Company has issued restricted stock awards to certain employees that contain vesting provisions.

As of June 30, 2008, there was approximately $23,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive and retention plans. The expense will be recognized over approximately 4 months.

The Company granted 38,000 shares of restricted stock during the first nine months of fiscal 2008. The fair value of the awards granted was approximately $88,000. All such shares of restricted stock vest between September 30 and November 1, 2008, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. The Company granted 236,250 shares of restricted stock during the first nine months of fiscal 2007. The fair value of the awards granted was approximately $379,000. All of these shares vested between September 30, 2007 and April 15, 2008.

The Company recognized share-based compensation expense for restricted stock of approximately $41,000 and $238,000 for the three and nine months ended June 30, 2008, respectively, and $225,000 and $594,000 for the three and nine months ended June 30, 2007, respectively, in selling, general and administrative expenses in the statements of income for those periods.

No shares of restricted stock were forfeited during the three months and nine months ended June 30, 2008.  During the three and nine months ended June 30, 2007, 2,500 shares of restricted stock were forfeited.

Common Stock Purchase Warrants

No warrants were issued in the three and nine months ended June 30, 2008 or the same periods in 2007.

During the nine months ended June 30, 2008, proceeds of $422,500 were received from the exercise of warrants.  No warrant exercises occurred during the three months ended June 30, 2008.  During the same period in fiscal 2007, no warrant exercises occurred.

At June 30, 2008, 1,226,500 warrants were outstanding and exercisable with weighted average remaining contractual lives of 5.48 years.

NOTE 6 – Warrant Settlement Program

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

NOTE 7 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. Later in 2007, the buy-back period was extended to December 31, 2008. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  Through June 30, 2008, the Company has purchased 613,000 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – December 31, 2007	137,000	$2.59	310,400	689,600
January 1, 2008 – March 31, 2008	112,000	$2.45	422,400	1,577,600
April 1, 2008 – April 30, 2008	81,400	$2.54	503,800	1,496,200
May 1, 2008 – May 31, 2008	58,200	$2.70	562,000	1,438,000
June 1, 2008 – June 30, 2008	51,000	$2.67	613,000	1,387,000
Quarterly Subtotal	190,600	$2.62	190,600	1,387,000
Total	613,000	$2.44	613,000	1,387,000

NOTE 8 – Repurchase of Class A Series 3 Convertible Preferred Stock

In April 2008, the Company repurchased 150,000 shares of Class A Series 3 Convertible Preferred Stock, which is subject to a 10% dividend, paid quarterly. The shares were repurchased at $3.17 per share for a total of approximately $475,000.  The shares were purchased at the same per share price at which they were sold to the shareholder.  The repurchased preferred shares have been retired.  There was no unpaid dividend as of June 30, 2008 for this repurchase.

NOTE 9 – Redemption of Class A Series 1 Convertible Preferred Stock

In May 2008, the Company elected to exercise its right to redeem all of the 56,000 outstanding shares of its Class A Series 1 Convertible Preferred Stock (the "Series 1 Preferred Stock"), subject to the right of the holders to elect to convert their shares of Series 1 Preferred Stock into Common Stock in lieu of redemption.  On the redemption dates in June 2008, 42,000 of the outstanding shares of Series 1 Preferred Stock were acquired by the Company pursuant to the redemption and cancelled and the remaining 14,000 outstanding shares of Series 1 Preferred Stock were converted into 14,000 shares of Common Stock and cancelled.  The Series 1 Preferred Stock was subject to an 8% dividend, paid annually.  The Company paid a redemption price per share equal to the liquidation value per share (which was $2.50 per share plus accrued and unpaid dividends) for the 42,000 shares that were redeemed.  Shareholders who elected to convert received one common share for each share of Series 1 Preferred Stock plus accumulated dividends.  There were approximately $2,100 of unpaid dividends for the converted 14,000 shares of Series 1 Preferred Stock as of June 30, 2008.  These dividends were paid in July 2008.

NOTE 10 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)
	Net Sales to External Customers For the Nine months Ended June 30,				Long-Lived Assets As of
					June 30,	September 30,
	2008		2007		2008	2007
South Africa	$3,367	(1) (2)	$3,210	(1)	$-	$-
Zimbabwe	2,700	(1)	2,426	(1)	-	-
France	*		986		-	-
United States	1,540		1,834	(1)	204	226
Brazil	2,077	(1)	*		-	-
Zambia	*		843		-	-
Namibia	*		*		-	-
Tanzania	*		*		-	-
India	*		*		203	225
United Kingdom	*		*		395	315
Malaysia	*		*		950	864
Other	8,110		4,847		-	-

	$17,794		$14,146		$1,752	$1,630
* Less than 5 percent of total net sales
(1)Comprised of a customer that is considered to be a major customer (exceeds 10% of net sales).
(2)$1,505,000 of the revenue amount is a current outstanding accounts receivable balance as of June 30, 2008.  Thirty-three percent of the receivable was paid by the date of this filing.

NOTE 11 - Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

NOTE 12 - Deferred Grant Income

The Company received grant monies from the British Linkage Challenge Fund to help the Company defray certain expenses and the cost of capital expenditures related to a specific project.  The underlying project relates to the development of a linkage between the UK subsidiary and HLL in India to do end-stage manufacturing of the female condom and develop the market for the product in that country.  The grant received was split between the Company and HLL pro-rata to their respective expenditure on the project.

The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of  International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocates its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses are credited to income in the quarter incurred.  Grant proceeds for capital expenditure are deferred and released to income in line with the depreciation of the relevant assets.  In the three and nine months ended June 30, 2008, the reimbursement of project-related expenses was zero and $1,836, respectively, versus $116,788 and $160,302, respectively, in the same periods of 2007.  In the three and nine months ended June 30, 2008, amortization of deferred grant proceeds were $7,815 and $15,995 respectively.  There was no amortization of deferred grant proceeds in 2007.

NOTE 13 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. Our income tax expense recorded for the three months and nine months ended June 30, 2008 has been reduced by an offsetting decrease in our valuation allowance.  In the three months and nine months ending June 30, 2008, a tax benefit of $167,000 and $544,000, respectively, was recognized.  No tax benefit was recognized in the three and nine months ended June 30, 2007. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes as of June 30, 2008 and June 30, 2007, is as follows:

	June 30 2008	June 30 2007

Income tax expense at statutory rates	$700,000	$180,000
Non-deductible expenses	76,000	73,000
State income tax, net of federal benefits	109,000	28,000
Recognition of net operating loss, decrease in valuation allowance	(544,000)	-
Utilization of NOL carryforwards	(894,000)	(506,000)
Benefit of net operating loss not recognized, increase in valuation allowance	9,000	225,000
Income tax benefit	$(544,000)	$-

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted this interpretation on October 1, 2007. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions.  The open tax years are those years ending September 30, 2004 to September 30, 2007, which statutes expire in 2008-2011.  As of June 30, 2008, the Company has no recorded liability for unrecognized tax benefits.  The adoption and implementation of FIN 48 had no effect on the Company’s income from operations, net income or basic and diluted earnings per share for the period ended June 30, 2008.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the nine months ended June 30, 2008.

NOTE 14 - Recent Accounting Pronouncements

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

In May 2008, the FASB issued FAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 identifies the sources of accounting generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "The Meaning of 'Present fairly in conformity with generally accepted accounting principles'". The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

The FC2 pre-market approval application (PMA) submitted by the Company on January 8, 2008, was accepted for FDA review on January 28, 2008.  The acceptance began the FDA review process, which generally can take up to 180 active review days.  As is typical for the process, the FDA has asked various questions regarding the submission, to which the Company has responded.   The time during which the FDA awaits answers to its questions is not counted as active review process time. It is likely that additional questions will be asked and answered as the FDA works through the review process. Following the FDA review, the submission’s merits will be reviewed and discussed by FDA’s OB-GYN Device Advisory Panel.  The final step to approval is negotiation and approval of the product’s labeling.  The entire process may typically take up to 360 days.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. While the term of the agreement expires on December 31, 2008, the agreement automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

The principal raw material used to produce FC2 is a nitrile polymer. While general nitrile formulations are available from a number of suppliers, the Company chose to work closely with the technical market leader in synthetic polymers to develop a grade ideally suited to the bio-compatibility and functional needs of a female condom.  The supplier has agreed that the Company is the sole and exclusive owner of the unique polymer formulation that was developed for FC2.

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

In 2006, the U.S. Centers for Disease Control and Prevention (CDC) reported that the HIV/AIDS epidemic is taking an increasing toll on women and girls in the United States.  Women of color, particularly Black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Black women accounted for 67% of AIDS cases among women aged 13 and older diagnosed in 2005, but only 12% of the U.S. population of women.  Latinas accounted for 16% of estimated AIDS cases in 2005, compared to 13% of the female population aged 13 and over.

For the most recent year in which data are available (2004), CDC reported that HIV infection was:

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

In March 2008, CDC announced that a recent study indicated that 26% of female adolescents in the United States have at least one of the most common sexually transmitted infections (STI’s).  Led by CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STI’s among adolescent women in the United States.

In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex.  Among these girls, the STI prevalence was 40 percent.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion. The global public sector market for male condoms is estimated to be between 11 and 13 billion units annually. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

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

Numerous clinical and behavioral studies have been conducted regarding use of FC. Studies show that FC is found acceptable by women and their partners in many cultures. Importantly, studies also show that when FC is made available as an option to using male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 10% and 35%.

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

Strategy

The Company’s strategy is to fully develop the market for FC and FC2 on a global basis. In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), UNAIDS, the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. Because the Company has unique distribution channels and minimum sales and marketing expense, volume increases will not result in a corresponding increase in operating expenses.  To provide its customers with technical sales support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC, in London, England. The second generation product, FC2, is being manufactured in Selangor D.E., Malaysia and in conjunction with FHC’s partner Hindustan Latex Limited ("HLL"), in Kochi, India.

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

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National AIDS Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India.  The order, placed through UNFPA, supplied female condoms for NACO’s year-long pre-program prevention and acceptability study.  The female condoms were distributed to 60,000 women at 13 sites in eight states. Because the pilot project was highly successful showing consistent use of FC, NACO decided to scale up the program under which women are trained on how to use the Female Condom. In June 2008, the Company’s technical collaboration with HLL in India was successful in winning an order from the National AIDS Control Organization of India.  The order, for 1.5  million female condoms, will be manufactured in Kochi, India, in HLL’s newly commissioned factory and used in the scaled up prevention program.

The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  The female condom is currently available in 95 locations in New York City, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.  It is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  In June 2008, the New York City Department of Health & Mental Hygiene awarded the Company a bid for two million female condoms for use in that program.  The program may be increased at the discretion of the NYC Department of Health.

Manufacturing Facilities

FC
The Company manufactures FC in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year at a capital expenditure of less than $1 million for the purchase of additional equipment.

FC2
The Company began end-stage production of FC2 within a 1,900 square foot leased facility located in Selangor D.E., Malaysia.  On September 1, 2007, the Company leased 16,000 sq. ft. of a production facility, also in Selangor D.E., Malaysia, to house the expanding manufacturing. Operations were re-located to the newly leased facility in December 2007, at which time the lease on the original space terminated.  The Company’s FC2 manufacturing capacity in Malaysia is 30 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its India business partner, HLL in the Kochi Special Export Zone. Production began at that facility in December 2007.  The present FC2 capacity at that facility is 7.5 million units per year. Under an interim agreement, HLL is authorized to produce FC2 for sale in India in exchange for a royalty per unit.  The companies are in the process of negotiating a permanent agreement such as a joint venture which does require the approval of the Indian government.

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

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex female condom. MP's female condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour. PATH, an international, nonprofit organization based in the United States, has a female condom product in early stage development.  USAID and Family Health International (FHI) are currently evaluating the MP female condom for consideration along with the PATH woman’s condom and FC2 to qualify for an in-depth Phase 3 clinical study evaluation.  The MP product’s manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003. Neither the MP female condom nor the PATH woman’s condom have received FDA approval or been listed as essential products for procurement by WHO.

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

Revenues.  Most of the Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, the Company also derives revenue from licensing its intellectual property.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2008.

The Company's strategy is to develop a global market and distribution network for its product by completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

•
The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.84 to $0.89.  Currently, the female condom is available in over 90 countries through public sector distribution.

•	The Company sells FC to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries.

•
The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The female condom is currently available in 95 locations in New York City, including both community-based organizations and the N.Y.C. Department of Health and Mental Hygiene units. It is being distributed as part of New York City‘s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  In June 2008, the New York City Department of Health & Mental Hygiene awarded the Company a bid for two million female condoms for use in that program.

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

Quarterly financial results may vary significantly from one quarter to another due to the timing and shipment of large orders rather than from any fundamental change in the Company's business.  Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs occur in foreign currencies. While a material portion of the Company's future sales are likely to be global versus domestic, all sales are denominated in British pounds sterling or United States dollars only. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of the British pound sterling relative to the United States dollar. For the first nine months of fiscal 2008, 58% of the Company’s net revenues, 84% of the Company’s cost of products sold and 31% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition. For the first nine months of fiscal 2008, the Company estimates that the net adverse impact of the exchange rate fluctuations was not significant.

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

The Company’s costs of sales, supplies, salaries and benefits, and general and administrative expenses have increased.  In the first nine months of fiscal 2008, the Company has, where possible, increased selling prices to offset such increases in costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The Company had net revenues of $5,658,125 and net income attributable to common stockholders of $509,067, or $0.02 per diluted share, for the three months ended June 30, 2008 compared to net revenues of $4,623,190 and net income attributable to common stockholders of $317,274, or $0.01 per diluted share, for the three months ended June 30, 2007.

Gross profit increased $364,826, or 20%, to $2,177,725 for the three months ended June 30, 2008 from $1,812,899 for the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008 was positively impacted by increased volume.

Net revenues increased $1,034,935, or 22%, for the three months ended June 30, 2008 compared with the same period last year. The revenue increase is primarily attributable to growth in demand.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales increased $670,109, or 24%, to $3,480,400 for the three months ended June 30, 2008 from $2,810,291 for the same period last year. The increase is due primarily to increased unit sales, and to a lesser extent, increased costs of labor and materials.

Advertising and promotion expenditures increased $12,913 to $50,969 for the three months ended June 30, 2008 from $38,056 for the same period in the prior year. The increase relates to a public relations program designed to increase product awareness in specific locations.

Selling, general and administrative expenses increased $344,176, or 25%, to $1,715,515 for the three months ended June 30, 2008 from $1,371,339 for the three months ended June 30, 2007.  During the third quarter of fiscal 2008, FHC recorded an expense accrual for incentive compensation based on the probability of achievement of fiscal 2008 plan compared to the third quarter of fiscal 2007 when there was a reversal of an expense accrual due to a change in accounting estimate.  A year-to-year comparison of operating expense shows a 23.5% increase, 71% of which is attributable to the accrual mentioned above.  Costs in the 2008 quarter also increased due to Sarbanes-Oxley 404 compliance consulting fees.

Research and development cost decreased $18,062 to $14,865 for the three months ended June 30, 2008 from $32,927 for the same period in the prior year. The third quarter costs in both fiscal year 2007 and fiscal year 2008 are related to the FC2 PMA submission.

Operating income for the three months ended June 30, 2008, was $396,376 versus $370,577 in the same period last year, an increase of $25,799 or 7%.  The increase was primarily due to the improved gross profit reduced by the increased operating expenses.

Interest, net and other income for the three months ended June 30, 2008 was $13,964, a change of $3,160 from the same period in fiscal year 2007, when net interest income was $10,804.  The impact of foreign currency transactions for the third quarter of fiscal year 2008 was a loss of $36,680 compared to a loss of $23,905 for the same period last year.

Under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating carryforwards in the future.  The Company has recorded a tax benefit in the amount of $167,000 during the three months ended June 30, 2008.

NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO NINE MONTHS ENDED JUNE 30, 2007

The Company had net revenues of $17,794,153 and net income attributable to common stockholders of $2,488,971, or $0.09 per diluted share, for the nine months ended June 30, 2008 compared to net revenues of $14,145,663 and net income attributable to common stockholders of $407,698, or $0.02 per diluted share, for the nine months ended June 30, 2007.

Gross profit increased $2,091,094 or 41%, to $7,216,488 for the nine months ended June 30, 2008 from $5,125,394 for the nine months ended June 30, 2007.  Gross profit for the nine months ended June 30, 2008 was positively impacted by product mix, with a higher percentage of FC2 unit sales in 2008 versus the same period last year.  The improved FC average sales price per unit in the nine months ended June 30, 2008, compared to the same period in fiscal year 2007 also enhanced the gross margin.

Net revenues increased $3,648,490, or 26%, for the nine months ended June 30, 2008 compared with the same period last year. The stronger revenue performance reflects the increased global demand for the female condom.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental change in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales increased $1,557,396 or 17%, to $10,577,665 for the nine months ended June 30, 2008 from $9,020,269 for the same period last year. The increase is mainly derived from increased unit sales, higher direct material, labor and indirect production costs as well as one-time costs of approximately $55,000 related to the move to and start-up of the new Malaysian facility.

Advertising and promotion expenditures increased $30,325 to $161,345 for the nine months ended June 30, 2008 from $131,020 for the same period in the prior year. The increase relates to public relations program designed to raise product awareness in specific locations.

Selling, general and administrative expenses increased $563,032, or 13%, to $4,899,747 for the nine months ended June 30, 2008 from $4,336,715 for the nine months ended June 30, 2007. The Company incurred higher employee-related costs due to staff expansion in the past twelve months as well as some consulting fees related to Sarbanes-Oxley 404 compliance.

Research and development cost increased $45,573 to $202,241 for the nine months ended June 30, 2008 from $156,668 for the same period in the prior year. The costs in 2007 relate both to initiating commercial production of FC2 in Malaysia and preparation of the FC2 PMA submission.   Expenses incurred in fiscal 2008 relate to preparation of the FC2 PMA and the one-time FDA PMA application fee of $46,250.

For the nine months ended June 30, 2008, operating income was $1,953,155, an increase of $1,452,164, or 290%, over operating income of $500,991 in the same period last year. The increase was due to higher volume and improved gross margin, somewhat offset by the increased operating expenses.

Interest, net and other income for the nine months ended June 30, 2008 was $30,629, a change of $4,591 from the same period in fiscal year 2007, when net interest income was $35,220.  The foreign currency transaction impact for the nine months ended June 30, 2008 was a net gain of $73,625 compared to a loss of $7,908 for the same period last year.

Under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating carryforwards in the future.  The Company has recorded a tax benefit in the amount of $544,000 during the nine months ended June 30, 2008.

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

Distribution Network

The Company has developed a global distribution network for the female condom by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and India. The Company has also entered into several agreements for the commercialization of the female condom in consumer sector markets around the world. However, the Company is dependent on country governments and global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STD prevention programs that include female condoms as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute the female condom within its contractual territory. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar. For the first nine months of fiscal 2008, 58% of the Company’s net revenues, 84% of the Company’s cost of products sold and 31% of the Company’s operating expenses were affected by changes in the exchange rate of foreign currencies relative to the United States dollar.

For the first nine months of fiscal 2008, the Company estimates that the net adverse impact of the exchange rate fluctuations was not significant.  On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. In addition, some of the Company's future international sales may be in developing nations where dramatic political or economic changes are possible. Such factors may adversely affect the Company's results of operations and financial condition.

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

Liquidity and Sources of Capital

In the first nine months of fiscal 2008, the Company generated $2.6 million in positive cash flow from operations as a result of increased sales volume and improved gross margins. During the first nine months of fiscal 2007, cash provided by operations was $0.7 million.

Accounts receivable decreased from $6,080,153 at September 30, 2007 to $5,964,736 at June 30, 2008.  The Company's quarter-end accounts receivable balance is impacted by various factors besides rising sales levels.  One factor is the Company's pattern of production and delivery, which causes accounts receivable to increase near quarter end.  The Company's U.K. subsidiary produces U.S. labeled FC early in the quarter to be sold by its U.S. parent to customers within the U.S., thus contributing to their sales.  The Company tends to produce and ship FC to ex-U.S. customers and the United States Agency for International Development (USAID) later in the quarter, causing quarter-end increases in receivables.  The timing of large orders can have a significant impact on the quarter-end balance.  The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 94.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

At June 30, 2008, the Company had working capital of $8.4 million and stockholder’s equity of $8.9 million compared to working capital of $7.1 million and stockholder’s equity of $7.4 million as of September 30, 2007.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank, expiring July 1, 2009, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 0.5% (prime rate was 5% at June 30, 2008). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at June 30, 2008.

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

PART II - OTHER INFORMATION

Items 1-5.

Item 2(c)

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. Later in 2007, the buy-back period was extended to December 31, 2008. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  Through June 30, 2008, the Company has purchased 613,000 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – December 31, 2007	137,000	$2.59	310,400	689,600
January 1, 2008 – March 31, 2008	112,000	$2.45	422,400	1,577,600
April 1, 2008 – April 30, 2008	81,400	$2.54	503,800	1,496,200
May 1, 2008 – May 31, 2008	58,200	$2.70	562,000	1,438,000
June 1, 2008 – June 30, 2008	51,000	$2.67	613,000	1,387,000
Quarterly Subtotal	190,600	$2.62	190,600	1,387,000
Total	613,000	$2.44	613,000	1,387,000

Item 6.  Exhibits

Exhibit
Number                       Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)
_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE:  August 12, 2008

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE:  August 12, 2008

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer