Form 10-K
period 2008-09-30
FEMALE HEALTH CO
filed 2008-12-19
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-13602
The Female Health Company
(Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 N. State Street, Suite 2225, Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 595-9123

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	American Stock Exchange

Securities registered under Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                                                                          Accelerated filer ☐

Non-accelerated file ☐(Do not check if a smaller reporting company)                            Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008,  was approximately $48.8 million based on the per share closing price as of March 31, 2008 quoted on the American Stock Exchange for the registrant’s common stock, which was $2.48.

There were 27,146,158 shares of the registrant’s common stock, $0.01 par value per share outstanding at December 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

None

THE FEMALE HEALTH COMPANY

FORM 10-K

SEPTEMBER 30, 2008

FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund operations, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell, and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs, and other trade barriers, and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages, and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

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

The product is currently sold or available through various channels in 116 countries.  It is commercially marketed directly to consumers in 15 countries by various country specific partners, including in the United States, the United Kingdom, France, Brazil, India and Canada.  Currently, public sector female condom programs in various stages are ongoing in over 90 countries.

In September 2005, FHC completed development of FC2, its second generation female condom. FC2 has basically the same physical design, specifications, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product made from polyurethane, a higher cost raw material. FC2 has received the CE Mark which allows the Company to market FC2 throughout the European Union ("EU"). In August 2006, the Company was notified by the World Health Organization (WHO) that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly and consistently. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement.   In January 2008, the Company submitted a PMA application to the FDA for FC2.  The FDA’s OB/GYN Device Advisory Committee unanimously voted at its December 11, 2008 meeting that the Company’s second-generation female condom, the FC2 female condom, is approvable with a single condition.  The condition is that the FC2 female condom’s instructions for use continue to follow use instructions for the FC female condom and appropriately identify the study that was performed to establish the comparable safety and effectiveness of FC2 with FC.  The FDA is not bound by the committee’s recommendation, but it takes its advice into consideration when completing its review of obstetric and gynecologic devices.  If the FDA determines the FC2 female condom approvable, the final step will be to confirm the package labeling and directions.

In July 2007, The Female Health Company obtained approval for its common stock to be listed on the American Stock Exchange (AMEX) and began trading on AMEX under the symbol “FHC” on July 9, 2007.  On December 1, 2008, following the merger of The American Stock Exchange with the New York Stock Exchange, the Company’s stock began to trade on the NYSE Alternext under the symbol “FHC”.

On October 1, 2007, The Female Health Company (M) SDN, BHD, a wholly owned subsidiary of The Female Health Company-UK which was incorporated in May, 2007, began operations in Selangor D.E. Malaysia.  The Malaysian entity manufactures the Company’s second generation product, FC2.

History

The female condom was invented by a Danish physician who obtained a U.S. patent for the product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a Danish entrepreneur and a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Company, known as Wisconsin Pharmacal Company, Inc. (the Company's predecessor), owned certain rights to the female condom in the U.S., Canada and Mexico, pursued the pre-clinical and clinical studies and overall development of the product for worldwide use and U.S. FDA approval of the product.

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

The FDA approved FC for distribution in 1993 and approved the Company's UK FC manufacturing facility in 1994. Since that time, the Company has sold about 180 million female condoms (FC and FC2) around the world.

Strategy

The Company’s strategy is to fully develop the market for FC and FC2 on a global basis. In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the Joint United Nations Programme on HIV/AIDS (UNAIDS),  the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with prevention program and technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC, in London, England.  To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product less costly to produce which is available at a lower price than FC.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s business partner, Hindustan Latex Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007. In fiscal 2008, FC2 comprised 40% of the units sold.

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Products

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom and the FC female polyurethane condom. FC is the only FDA approved product controlled by women that prevents sexually transmitted diseases including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STD’s (including HIV/AIDS) and unintended pregnancy.  The female condom does not compete with the male condom, but is an alternative to either male condom use or to unprotected sex.

Numerous clinical and behavioral studies have been conducted regarding use of FC. Studies show that FC is found acceptable by women and their partners in many cultures. Importantly, studies also show that when FC is made available with male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 10% and 35%.

FC is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC lines the vagina, preventing skin-to-skin contact during intercourse.

In September 2005, FHC completed development of FC2, its second generation female condom. FC2 has basically the same physical design, specifications, safety and efficacy profile as FC. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product made from polyurethane, a more costly raw material.   FC2 has received the CE Mark which allows the Company to market FC2 throughout the EU. In August 2006, the Company was notified by WHO that after a stringent technical review process regarding design, product characteristics, quality control and manufacturing technology, FC2 is in principle being manufactured to at least the same standard as the polyurethane female condom, FC. In addition, the design and physical characteristics of FC2, supported by the clinical data, suggest that FC and FC2 are functionally equivalent, when used correctly and consistently. Based on this assessment, WHO has stated that FC2 is acceptable for bulk procurement by UN agencies subject to the standard quality assurance measures being applied prior to procurement.

On January 8, 2008, the Company submitted the FC2 pre-market approval application (PMA) to the FDA.  The FDA accepted it for review on January 28, 2008. The FDA’s OB/GYN Device Advisory Committee unanimously voted at its December 11, 2008 meeting that the Company’s second-generation female condom, the FC2 female condom, is approvable with a single condition.  The condition is that the FC2 female condom’s instructions for use continue to follow use instructions for the FC female condom and appropriately identify the study that was performed to establish the comparable safety and effectiveness of FC2 with FC.  The FDA is not bound by the committee’s recommendation, but it takes its advice into consideration when completing its review of obstetric and gynecologic devices.  If the FDA determines the FC2 female condom approvable, the final step will be to confirm the package labeling and directions.

The raw materials of which FC and FC2 are manufactured offer a number of benefits over latex, the material that is most commonly used in male condoms. Both materials, polyurethane and FC2’s nitrile polymer, are stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, both polyurethane and FC2’s nitrile polymer quickly transfer heat, so the female condom immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, the female condom may be inserted in advance of arousal, eliminating disruption during sexual intimacy. Both female condoms offer an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to either polyurethane or the nitrile polymer to date.

Both products, FC and FC2, are pre-lubricated and disposable and are recommended for use during a single sex act.

Cost Effectiveness of the Female Condom

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

Global Market Potential

The only means of preventing sexual transmission of HIV/AIDS, besides abstinence, is condoms, male and female.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Unfortunately, the development attempts have not been successful to date:  four microbicides have failed in clinical trials and the most promising HIV/AIDS vaccine under development has also failed.  Thus, HIV/AIDS prevention is focused on condoms, male and female.  The Company’s female condom is the only product, when used consistently and correctly, that gives a woman control over her sexual health by providing dual protection against sexually transmitted diseases (including HIV/AIDS), and unintended pregnancy.

The first clinical evidence of AIDS was noted more than twenty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. UNAIDS in its July 2008 Aids Epidemic Update reported that approximately 33 million people globally were living with HIV. Approximately 2.7 million new cases of HIV will be reported this year while about 2 million people will have died from the disease. Sub-Saharan Africa remains most heavily affected by HIV, accounting for 67% of all people living with HIV and for 72% of AIDS deaths in 2007.  Women now account for 50% of those living with HIV/AIDS and in some Sub-Saharan African countries, for more than 70% of those infected.  In a published paper by Dr. Colin Mathers and Dejan Loncar of the WHO, “Projections of Global Mortality and Burden of Disease from 2002 to 2030," they estimate that at least 117 million people will have died of or will have AIDS by 2030.

In the United States, the Centers for Disease Control and Prevention reported in 2006 that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly Black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Black women accounted for 67% of AIDS cases among women aged 13 and older diagnosed in 2005, but only 12% of the U.S. population of women.  Latinas accounted for 16% of estimated AIDS cases in 2005, compared to 13% of the female population aged 13 and over.

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

Most HIV/AIDS diagnoses among women are due to high-risk heterosexual contact (80% in 2005).  The rate of AIDS diagnosis for black women was approximately 18 times the rate for white women, while the prevalence rate among Hispanic women was more than four times that of white women.

In March 2008, CDC announced that a recent study indicated that 26% of female adolescents in the United States has at least one of the most common sexually transmitted infections (STI’s).  Led by CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STI’s among adolescent women in the United States.

In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex.  Among these girls, the STI prevalence was 40 percent.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion.  The global public sector market for male condoms is estimated to have been greater than 10 billion units annually since 2005. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

Government Regulation

FC received PMA as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market FC throughout the European Union. In addition to the United States and the EU, several other countries have formally reviewed and approved FC for sale, including Canada, Australia, Japan and India.

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

In the U.S., FC is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.  The Company submitted a PMA for FC2 to the FDA in January 2008.  The FDA’s OB/GYN Device Advisory Committee unanimously voted at its December 11, 2008 meeting that the Company’s second-generation female condom, the FC2 female condom, is approvable with a single condition.  The condition is that the FC2 female condom’s instructions for use continue to follow use instructions for the FC female condom and appropriately identify the study that was performed to establish the comparable safety and effectiveness of FC2 with FC.  The FDA is not bound by the committee’s recommendation, but it takes its advice into consideration when completing its review of obstetric and gynecologic devices.  If the FDA determines the FC2 female condom approvable, the final step will be to confirm the package labeling and directions.

Significant Customers

While the female condom (FC and FC2) provides dual protection against sexually transmitted diseases, including HIV/AIDS, and unintended pregnancy, it is most commonly used to prevent sexually- transmitted diseases and is an integral part of many HIV/AIDS prevention programs throughout the world.  These prevention programs are typically supplied by global public sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves.  Within the global public sector are large international agencies such as UNFPA (UN Population Fund), USAID (United States Agency for International Development) various Ministries of Health, state and local health agencies and NGO’s (non-governmental agencies) such as Population Services International.  The Company’s most significant customers are either global public sector agencies or those who facilitate their purchases and/or distribution.  In fiscal year 2008, significant customers were UNFPA (19% of sales), John Snow, Inc., facilitator of USAID I DELIVER project (25% of sales) and Sekunjalo, distributor to the Republic of South Africa (17% of sales).

Commercial Markets – Direct to Consumers

The Company markets FC directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.  FC2 is being sold commercially in India, France and Brazil.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.76 to $0.81, depending on contractual volumes. Under the agreement, UNAIDS and the Company cooperate in educational efforts and marketing FC in developing countries. Sales of FC are made directly to international public agencies and to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2008, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC is available in over 90 countries through public sector distribution.

In May 2006, the Company received an initial order for 500,100 FC female condoms from the National AIDS Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India.  The order, placed through UNFPA, supplied female condoms for NACO’s year-long program effectiveness study.  The female condoms were distributed to 60,000 women at 13 sites in eight states. Because the pilot project was highly successful showing consistent use of FC, NACO decided to scale up the program under which women are trained on how to use the female condom. In June 2008, the Company and HLL were successful in winning an order from NACO.  The order, for 1.5 million female condoms, was manufactured in Kochi, India, in HLL’s newly commissioned factory and will be used in the scaled up prevention program.

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

Employees

As of December 10, 2008, the Company had 168 full-time employees, including 9 located in the U.S., 144 in the UK and 15 in Malaysia, and no part-time employees. No Company employees are represented by a labor union. The Company believes that its employee relations are good.   In Malaysia, direct labor is supplied primarily by a contracted work force.

Research and Development

In September 2005, the Company announced that development of its second generation product, FC2 was complete.  Throughout fiscal 2006, the Company developed and scaled-up the FC2 manufacturing process, which was completed by approximately March 31, 2007.  Throughout the remainder of fiscal 2007 and throughout fiscal 2008, the Company conducted various activities in preparation and support of a PMA for FC2.  The Company incurred research and development costs of approximately $284,000 in fiscal 2008 and approximately $209,000 in fiscal 2007.

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC and FC2.  The Company has incurred no expenses in either fiscal 2008 or 2007, nor does it anticipate the need for any environmental expenditures in the foreseeable future.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. The term of the agreement currently expires on December 31, 2009 and automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.  There are no quantity commitments in this agreement.

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

Manufacturing Facilities

FC
The Company manufactures FC in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year with additional investment in equipment.

FC2
The Company began end-stage production of FC2 within a 1,900 square foot leased facility located in Selangor D.E., Malaysia.  That lease terminated on December 31, 2007, after production was moving to a larger facility.  On September 1, 2007, the Company leased 16,000

sq. ft. of production space in Selangor D.E., Malaysia to house the expanding operations.  Manufacturing began in that location in December 2007.  Current production capacity in Malaysia is 30 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its business partner, Hindustan Latex Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.  In June, 2008, NACO placed an order of 1.5 million units for distribution in India.

FHC’s total FC2 production capacity is 37.5 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

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

Patents and Trademarks

The Company currently holds product and technology patents for FC in the United States. The Company’s current United States patents expire between 2009 and 2014. The Company understands these U.S. patents to cover FC as sold.  The patents are generally directed to the structural aspects of the product.  The Company also has patents covering technology and products relating to FC in Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, South Korea and Australia.  These patents expire from 2008 to 2013.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process. While there can be no assurance, these patents could provide the Company with protection against copycat products entering the U.S. market during the pendency of the patents. In South Africa, a patent for FC2 was granted in fiscal year 2008.

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

Backlog

At December 10, 2008, product orders totaled $10,087,176 for FC and $730,843 for FC2, or a total of $10,818,019.  At December 15, 2007, product orders totaled $4,692,000 for FC and $1,928,000 for FC2, or a total of $6,620,000.  Unfilled orders materially fluctuate from quarter to quarter, and include orders with requested delivery dates later in fiscal 2009. The Company expects current unfilled orders to be filled during fiscal 2009.

Item 2. Description of Property

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60654.  The lease expires October 31, 2011. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located in Wood Dale, IL for storage and distribution of the female condom. The Company manufactures the FC female condom in a 40,000 square foot leased facility located in London, England under a lease which expires in 2016, with the right to renew through 2027. The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the EU quality group. Current capacity at the U.K. facility could be expanded to 60 million units annually with additional investment in equipment.  The Company manufactures and warehouses FC2 within a leased facility with 16,000 sq. ft. of production space, in Selangor D.E., Malaysia.  The lease, which began on September 1, 2007, has a three year term and is renewable for two additional three year terms. The Company’s Malaysian production capacity is approximately 30 million units annually.

Item 3. Legal Proceedings.

The Company is not currently involved in any pending legal proceedings.

Item 4. Submission of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Small Issuer Purchases of Equity Securities

Shares of the Company's common stock have traded on the American Stock Exchange (AMEX) under the symbol "FHC" since July 9, 2007. On December 1, 2008, following the merger of The American Stock Exchange with the New York Stock Exchange, the Company’s stock began to trade on the NYSE Alternext under the symbol “FHC”. Prior to July 9, 2007, shares of the Company's common stock traded on the OTC Bulletin Board under the symbol "FHCO." The approximate number of record holders of the Company's common stock at December 11, 2008 was 395. The Company has paid no cash dividends on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business. The Company's credit facility contains a provision restricting the Company's ability to pay common stock dividends and distributions. Information regarding the Company's high and low reported closing prices for its common stock for the quarters indicated is set forth in the table below. Sale prices on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-ups, mark downs, or commissions.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2008 Fiscal Year
Price per common share – High	$3.60	$2.84	$2.87	$3.15
Price per common share – Low	$2.20	$2.17	$2.30	$2.15

2007 Fiscal Year
Price per common share – High	$1.65	$2.30	$2.95	$2.55
Price per common share – Low	$1.20	$1.46	$2.15	$2.00

Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months.  In March, 2008, the Board approved the expansion of the repurchase program up to two million shares and continuation of this program through December 31, 2009.  Through September 30, 2008, the Company has purchased 841,000 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases through September 30, 2008
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – June 30, 2008	439,600	$2.57	613,000	1,387,000
July 1, 2008 – July 31, 2008	53,000	$2.51	666,000	1,334,000
August 1, 2008 – August 31, 2008	68,700	$2.62	734,700	1,265,300
September 1, 2008 – September 30, 2008	106,300	$3.09	841,000	1,159,000
Quarterly Subtotal	228,000	$2.81	228,000
Total	841,000	$2.54	841,000	1,159,000

In October, 2008, the Board of Directors amended this Stock Repurchase Program to expressly authorize the repurchase outside of the open market of common stock issued under the Company’s equity compensation plans from directors, employees, consultants and other service providers of the Company or any of its subsidiaries.  The repurchases would be authorized by Company officers at fair market value on the date of purchase.  Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  The maximum repurchase for the remainder of calendar 2008 would be a total of 62,500 shares or 6,250 shares per individual.  This provision will expire at the termination date of the Stock Repurchase Program.  To date, no repurchases have been made under this amendment.

Warrant Settlement Program

During the third quarter of fiscal 2007, the Company offered certain holders of warrants a program under which they could settle the warrants for fully vested common stock.  The subject warrants had exercise prices ranging from $0.40 per share to $1.50 per share.  Warrant holders who elected to participate in the program tendered 2,762,500 warrants to acquire 1,782,645 shares of common stock, which were issued during the third quarter of FY 2007. Since the fair value of the warrants tendered was greater than the value of the common stock received, no expense was recorded related to this program.

Redemption of Class A Series 1 Convertible Preferred Stock

In May 2008, the Company elected to exercise its right to redeem all of the 56,000 outstanding shares of its Class A Series 1 Convertible Preferred Stock (the "Series 1 Preferred Stock"), subject to the right of the holders to elect to convert their shares of Series 1 Preferred Stock into Common Stock in lieu of redemption.  On the redemption dates in June 2008, 42,000 of the outstanding shares of Series 1 Preferred Stock were acquired by the Company pursuant to the redemption and cancelled and the remaining 14,000 outstanding shares of Series 1 Preferred Stock were converted into 14,000 shares of Common Stock and cancelled.  The Series 1 Preferred Stock was subject to an 8% dividend, paid annually.  The Company paid a redemption price per share equal to the liquidation value per share (which was $2.50 per share plus accrued and unpaid dividends) for the 42,000 shares that were redeemed. Shareholders who elected to convert received one common share for each share of Series 1 Preferred Stock plus accumulated dividends.  The final unpaid dividends of $2,100 for the converted 14,000 shares of Series 1 Preferred Stock were paid in July 2008.

The Company issued 473,377 shares of Series 3 Preferred Stock to 11 investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issue price of $3.17 per share.  The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.  As of September 30, 2008, there are 307,602 shares of Series 3 Preferred Stock outstanding.

Repurchase of Class A Series 3 Convertible Preferred Stock

In April 2008, the Company repurchased 150,000 shares of Class A Series 3 Convertible Preferred Stock, which is subject to a 10% dividend, paid quarterly. The shares were repurchased at $3.17 per share for a total of approximately $475,000.  In July, 2008, the Company repurchased an additional 15,773 shares of Class A Series 3 Convertible Preferred Stock for a total of approximately $50,000; the dividend of approximately $500 of this purchase was paid in October, 2008.  All of the shares were purchased at the same per share price at which they were sold to the shareholder, $3.17 per share.  The repurchased preferred shares have been retired.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company manufactures, markets and sells the FC female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS.  During 2003, the Company began development of its second generation female condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, the World Health Organization cleared it for purchase by UN agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  The Company submitted a PMA with the FDA for FC2 in January 2008.  The FDA’s OB/GYN Device Advisory Committee unanimously voted at its December 11, 2008 meeting that the Company’s second-generation female condom, the FC2 female condom, is approvable with a single condition.  The condition is that the FC2 female condom’s instructions for use continue to follow use instructions for the FC female condom and appropriately identify the study that was performed to establish the comparable safety and effectiveness of FC2 with FC.  The FDA is not bound by the committee’s recommendation, but it takes its advice into consideration when completing its review of obstetric and gynecologic devices.  If the FDA determines the FC2 female condom approvable, the final step will be to confirm the package labeling and directions.  The Company believes that FC2 will result in a significant reduction in production costs and accelerate growth through the lower price product.

Revenues.  Most of the Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, Hindustan Latex Limited.  Such revenue appears as royalties on the Audited Consolidated Statement of Income for the year ended September 30, 2008.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●
The Company sells the female condom to the global public sector under the umbrella of its agreement with UNAIDS.  This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production.  The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.76 to $0.81, depending on contractual volumes.  Currently, the female condom is available in over 90 countries through public sector distribution.

●	The Company sells FC to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries.
●	The Company sells the female condom in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

●	The Company markets FC directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

Occasionally, significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business.  Because the Company manufactures FC in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in either British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar. Since the Malaysian ringgit (MYR) is historically quite stable against the dollar, the foreign exchange impact of MYR versus British pounds (GBP) is negligible as the UK subsidiary’s financial statements are converted to U.S. dollars. On an ongoing basis, management continues to evaluate the Company's commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate.

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

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In both 2007 and 2008, the Company has increased selling prices wherever possible to offset such cost increases.

As noted above, the Company's manufacturing costs are subject to currency risks associated with changes in the exchange rate of British pounds sterling relative to the United States dollar.  To date, the Company's management has not deemed it appropriate to utilize currency hedging strategies to manage its currency risks.  A decrease of the value of the U.S. dollar compared to British pounds sterling has the effect of increasing the Company's cost of sales and decreasing its gross profit margin.  When the dollar strengthens against the pound, the opposite impact occurs.

Operating Highlights.  The Company's net revenues have increased steadily in recent periods.  The Company had net revenues of $25,634,126 in the fiscal year ended September 30, 2008 as compared to net revenues of $19,319,889 in the fiscal year ended September 30, 2007.

The Company generated cash flow from operations of $4.2 million in 2008 versus using $0.08 million in its operation for the fiscal year ended September 30, 2007.

The Company had net income attributable to common stockholders of $4,829,262 or $0.18 per diluted share in fiscal 2008.  In fiscal 2007, the Company had net income attributable to common stockholders of $1,532,665 or $0.06 per diluted share.

Results of Operations

Fiscal Year Ended September 30, 2008 ("2008") Compared to Fiscal Year Ended September 30, 2007 ("2007")

The Company had net revenues of $25,634,126 and net income attributable to common stockholders of $4,829,262 or $0.18 per diluted share versus net revenues of $19,319,889 and net income attributable to common stockholders of $1,532,665 or $0.06 per diluted share in 2007.

Net revenues increased $6,314,237, or 33%, in 2008 over the prior year, demonstrating growth in demand for female condoms. In 2008, net revenue included royalties of $105,876 earned from licensing intellectual property to the Company’s business partner in India, Hindustan Latex Limited.

Gross profit increased $3,573,486, or 50%, to $10,729,801 for 2008 from $7,156,315 for 2007. The increase was attributable to improved FC margins as overhead was spread over a higher number of units and the product mix, with a higher percentage of the more profitable second generation product, FC2.

Cost of sales increased $2,740,751, or 23%, to $14,904,325 for 2008 from $12,163,574 for 2007. The increase in cost of sales is a result of increased volume and a slight increase in manufacturing costs.

Advertising and promotional expenses increased $43,926 to $223,800 for 2008 from $179,874 for 2007. The increase relates to the public relations program to promote FC2 and communicate the Company’s global contribution to woman’s health, and promotional expenses related to the 2008 International AIDS Conference held in Mexico City, in August 2008.

Selling, general and administrative expenses increased $1,173,624, or 20%, to $7,038,060 in 2008 from $5,864,436 in 2007. The increase resulted from full year versus partial year salaries and related costs from various positions added mid-year 2007, increased consulting fees for Sarbanes-Oxley-related review of internal control over financial reporting and incentive bonuses related to the achievement of various levels of profitability and units shipped.

Research and development costs increased $75,608 to $284,216 in 2008 from $208,608 in 2007. The costs in 2007 were incurred to develop commercial scale manufacturing of FC2, while fiscal 2008 costs are related to the preparation and support of the PMA for FC2.

Total operating expenses increased $1,293,158 to $7,546,076 in 2008 from $6,252,918 in 2007 as a result of increases in selling, general and administrative expense, advertising and promotion and research and development costs.

The Company's operating income increased $2,280,328 to $3,183,725 in 2008 from $903,397 in 2007 due to the improved gross profit partially offset by an increase in operating expenses.

The Company recorded non-operating income of $1,020,181 in 2008 versus non-operating expense of $34,484 in 2007.  This was primarily attributable to a significant gain on foreign currency ($966,736).  In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses and gains and losses.  Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.  Assets located outside the United States totaled approximately $7,500,000 and $6,500,000 at September 30, 2008 and 2007, respectively.

Under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company’s recent and projected future growth and profitability has made it more likely than not that the Company will utilize a portion of its net operating carryforwards in the future.  The Company has recorded a tax benefit in the amount of $775,000 during the year ended September 30, 2008 compared to $825,000 for the year ended September 30, 2007 as a result of the decrease in the valuation allowance on these assets.

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

Government Regulation

The female condom is subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA or a failure by FDA to approve, or a significant delay of approval by the FDA of FC2.

Liquidity and Sources of Capital

In 2007, the Company’s operations consumed cash of $0.1 million primarily due to the timing of collection of accounts receivable.  In fiscal year 2008, the Company generated $4.2 million in positive cash flow from operations.  Investing activities consumed $0.5 million, primarily in purchasing fixed assets.  Financing activities consumed a net of $1.9 million; $2.4 million was used to repurchase stock, $0.7 million generated by stock option and warrant exercises, and $0.2 consumed by preferred dividend and capital lease payments.  Cash flows from operations, investing activites and financing activites together with an $0.8 million negative currency exchange rate impact resulted in a positive cash flow of $1.1 million in fiscal 2008.  In earlier years, the Company funded operating losses and capital requirements, in large part, through the sale of preferred stock, common stock or debt securities convertible into common stock.

At September 30, 2008, the Company had working capital of $9.2 million and stockholders' equity of $9.7 million compared to working capital of $7.2 million and stockholders' equity of $7.4 million as of September 30, 2007.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, if needed, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000.  These notes expire on July 1, 2009. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus .5% (prime rate was 5% at September 30, 2008). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at September 30, 2008.

As of December 10, 2008, the Company had approximately $3.7 million in cash, net trade accounts receivable of $ 3.2 million and current trade accounts payable of $ 1.1 million. Presently, the Company has no required debt service obligations.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In 2007 and 2008 the Company has, where possible, increased selling prices to offset such increases in costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

Supplementary data is not applicable to a smaller reporting company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)            provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)            provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2008, is as follows:

NAME	POSITION	AGE
O.B. Parrish	Chairman of the Board, Chief Executive Officer, acting President and Director	75
Mary Ann Leeper, Ph.D.	Senior Strategic Adviser and Director	68
William R. Gargiulo, Jr.	Secretary and Director	80
Michael Pope	Vice President and General Manager of The Female Health Company (UK) Plc	51
Donna Felch	Vice President and Chief Financial Officer	61
Jack Weissman	Vice President – Sales	61
Janet Lee	Controller	44
David R. Bethune	Director	68
Stephen M. Dearholt	Director	62
Michael R. Walton	Director	71
Richard E. Wenninger	Director	61
Mary Margaret Frank	Director	39

O.B. PARRISH
Age: 75; Elected Director: 1987; Present Term Ends: 2009 Annual Meeting

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

MARY ANN LEEPER, Ph.D.
Age: 68; Elected Director: 1987; Present Term Ends: 2009 Annual Meeting

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

WILLIAM R. GARGIULO, JR.
Age: 80; Elected Director: 1987; Present Terms Ends: 2009 Annual Meeting

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

MICHAEL POPE
Age: 51; Vice President, General Manager - The Female Health Company (UK) Plc.

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

DONNA FELCH
Age 61; Vice President and Chief Financial Officer

Ms. Felch has served as Vice President and Chief Financial Officer of the Company since February 2006. Prior to joining the Company, Ms. Felch was Vice President and Treasurer of American Pharmaceutical Partners, Inc., a pharmaceutical company that develops, manufactures and markets injectible pharmaceutical products, from November 2002 until June 2005. In these positions, she directed the treasury, tax, financial planning and analysis, credit and collections and risk management functions. Ms. Felch joined American Pharmaceutical Partners in 1998 and during such time held the positions of Senior Director of Corporate Accounting and Director of General Accounting and Tax. In these roles her responsibilities included internal and external financial reporting, tax, treasury, financial planning, credit and risk management. Previously, Ms Felch served as Director of Corporate Tax with Fujisawa USA, a subsidiary of a major Japanese pharmaceutical company. Ms. Felch had formerly worked as a Tax Manager for LyphoMed, Inc., a generic pharmaceutical manufacturer.

JACK WEISSMAN
Age: 61; Vice President - Sales

Mr. Weissman has served as Vice President – Sales of the Company since June 1995. From 1992 to 1994, Mr. Weissman was Vice President-Sales for Capitol Spouts, Inc., a manufacturer of pouring spouts for gable paper cartons. From 1989 to 1992, he acted as General Manager-HTV Group, an investment group involved in the development of retail stores. Mr. Weissman joined Searle's Consumer Products Group in 1979 and held positions of increasing responsibility, including National Account and Military Sales Manager. From 1985 to 1989, he was Director - Retail Business Development for The NutraSweet Company, a Searle subsidiary. Prior to Searle, Mr. Weissman worked in the consumer products field as account manager and territory manager for Norcliff Thayer and Whitehall Laboratories.

JANET LEE
Age: 44; Controller

Ms. Lee has served as Controller of the Company since May 2007.  From November 2002 until May 2007, Ms. Lee served the Society of Thoracic Surgeons as Accounting Manager/Analyst.  Previously, she held various financial positions at RR Donnelley and Sons Company and ServiceMaster.

DAVID R. BETHUNE
Age: 68; Elected Director: 1996; Present Term Ends: 2009 Annual Meeting

Mr. Bethune has served as a Director of the Company since January 1996. He is currently Executive Chairman and Chief Financial Officer of Zila, Inc, an oral cancer screening company. Additionally, he is a member of the Board of Directors of the CAMBREX Corporation, a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is a founding trustee of the American Cancer Society Foundation. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

STEPHEN M. DEARHOLT
Age: 62; Elected Director: 1996; Present Term Ends: 2009 Annual Meeting

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

MICHAEL R. WALTON
Age: 71; Elected Director: 1999; Present Term Ends: 2009 Annual Meeting

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

RICHARD E. WENNINGER
Age: 61; Director: 2001; Present Term Ends: 2009 Annual Meeting

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

MARY MARGARET FRANK
Age: 39; Director: 2004; Present Term Ends: 2009 Annual Meeting

Dr. Frank has served as a Director of the Company since October 2004. Dr. Frank has served as an Assistant Professor of Accounting at the Darden Graduate School of Business at the University of Virginia where she teaches financial and tax accounting since 2002. From 1999 to 2002, Dr. Frank was an Assistant Professor at the Graduate School of Business at the University of Chicago. During 1997, Dr. Frank was an accounting instructor at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. From 1992 to 1994, Dr. Frank served as a Senior Tax Consultant at Arthur Andersen.  She has her master’s degree and Ph.D. in accounting from the University of North Carolina at Chapel Hill and was issued her CPA in 1994.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended September 30, 2008, all reports required by Section 16(a) to be filed by the Company's officers, directors and more than 10% shareholders were filed on a timely basis, except Mr. Pope filed a Form 4 report on August 11, 2008 reporting a transaction occurring on August 1, 2008 and a Form 4 report on August 22, 2008 reporting a transaction occurring on August 15, 2008.

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

Audit Committee

The members of the Audit Committee of the Company's Board of Directors are Mary Margaret Frank, Ph.D. (Chairperson), David R. Bethune and Michael Walton. The Company's Board of Directors has determined that Dr. Frank qualifies as an "audit committee financial expert" as defined by the rules of the SEC based on her work experience and education. Dr. Frank and the other members of the Audit Committee are independent directors in accordance with the listing standards of the American Stock Exchange. The Audit Committee is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Summary Compensation Table

The table shown below provides information for the Company's last two fiscal years regarding compensation paid by the Company to its Chief Executive Officer and the other two most highly compensated executive officers of the Company based on total compensation for services rendered during the fiscal year ended September 30, 2008.  The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Nonequity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
O.B. Parrish, Chief Executive Officer and Acting President	2008 2007	$145,100 $140,000	$93,750 -	$66,063 $245,375	$366,000 -	$22,073 $22,074	$692,986 $407,449
Donna Felch, Vice President and Chief Financial Officer	2008 2007	$185,000 $175,000	- $34,000	$15,188 $56,888	$122,000 -	$9,504 $5,457	$331,692 $271,345
Mike Pope, Vice President and General Manager of Female Health Company (UK) Plc.	2008 2007	$211,725 (5) $227,009 (5)	- $34,000	$15,188 $50,625	$122,000 -	$34,468 (5) $33,625 (5)	$383,381 $345,259

(1)
Bonus amount for 2008 represents a retention bonus payable monthly to Mr. Parrish based on continued service from January 1, 2008 through September 30, 2008.  Bonus amounts for 2007 represent discretionary bonuses awarded based on the Company's revenue and profit performance.

(2)
These amounts reflect the dollar value of the compensation cost of all outstanding restricted stock awards recognized over the requisite service period, computed in accordance with FAS 123R. The stock awards are valued at the closing market price of the Company's common stock on the date of grant.

(3)
Amounts for 2008 represent payouts under the Company's Key Executive Incentive Program based on achieving net income objectives for 2008. Under this program, each named executive officer is entitled to a payout based on the Company exceeding a target amount of net income for 2008 and an additional payout for exceeding 110% of such target amount, with the amount of the payout based on the value of the Company's common stock on September 30, 2008.  A similar program was in effect for 2007, but no payout was made under the program as the net income targets were not met.

(4)
The amount of "All Other Compensation" for Mr. Parrish consists of premiums paid by the Company for term life insurance and disability insurance under which Mr. Parrish or his designee is the beneficiary; for Ms. Felch consists of matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and for Mr. Pope consists of an automobile allowance.

(5)
Mr. Pope's salary and automobile allowance are paid in U.K. pounds. Amounts shown for Mr. Pope's salary are based on the 12-month average exchange rate for the year, which was 1.978304 U.S. dollars per U.K. pound in fiscal 2007 and 1.975563 U.S. dollars per U.K. pound in fiscal 2008.

Stock Awards

No stock options were granted to any of the named executive officers during the fiscal year ended September 30, 2008.

On February 6, 2007, Ms. Felch received a grant of 15,000 shares of common stock pursuant to her employment letter agreement described below under "Employment and Change of Control Agreements."

On July 1, 2007, Mr. Pope received a grant of 30,000 shares of common stock pursuant to a commitment made by the Company on June 30, 2006.  Mr. Pope received a grant of an additional 30,000 shares of common stock on August 1, 2008.

The following table provides information regarding unexercised options held by the named executive officers at September 30, 2008.  All of these option awards are fully vested.  No named executive officer exercised any option during the fiscal year ended September 30, 2008.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date

O. B. Parrish	464,000	1.40	04/22/13
Donna Felch	–	–	–
Michael Pope	370,000	1.40	04/22/13

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

Director Summary Compensation Table

Directors who are executive officers or employees of the Company do not receive compensation for serving as directors.  In fiscal 2008, the Company paid fees to its directors who are not executive officers or employees of the Company for their committee participation.  As described below, one of our directors, Mary Ann Leeper, receives compensation as the Company's Senior Strategic Adviser pursuant to an employment agreement, and another director, William Gargiulo, Jr. receives consulting fees. The following table provides information concerning the compensation paid by the Company in 2008 to each of its directors who are not executive officers of the Company.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Nonequity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Mary Ann Leeper	–	–	$122,000	$178,042	$300,042
William Gargiulo, Jr.	–	–	$67,100	$60,000	$127,100
David Bethune	$9,000	$10,182	–	–	$19,182
Stephen Dearholt	–	$10,182	–	–	$10,182
Mary Margaret Frank	$11,000	$10,182	–	–	$21,182
Michael Walton	–	$10,182	–	–	$10,182
Richard Weninger	–	$10,182	–	–	$10,182
James Kerber (5)	–	$5,561	–	–	$5,561

(1)	The amounts in this column reflect fees paid to board members for their committee participation.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30,2008, in accordance with FAS 123R of stock option awards to the listed directors and, thus, include amounts from awards granted prior to fiscal 2008 that vested in fiscal 2008. The assumptions made in valuing the stock option awards are included under "Note 7, Share-based Compensation" in the Notes to Consolidated Financial Statements, included herein.

On October 12, 2006, each of the directors of the Company other than O.B. Parrish, Mary Ann Leeper and William Gargiulo, Jr. received a grant of options to purchase 30,000 shares of common stock with an exercise price of $1.27 per share. All such stock options vest on the 12th of each month commencing on November 12, 2006 and ending on October 12, 2009 and have a ten year term.

(3)	Amounts for 2008 represent payouts under the Company's Key Executive Incentive Program based on achieving net income objectives for 2008. Under this program, each participant is entitled to a payout based on the Company exceeding a target amount of net income for 2008 and an additional payout for exceeding 110% of such target amount, with the amount of the payout based on the value of the Company's common stock on September 30, 2008. A similar program was in effect for 2007, but no payout was made under the program as the net income targets were not met.

(4)	The amount of "All Other Compensation" for Dr. Leeper consists of salary of $157,520 as well as $5,746 in matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and $14,776 of premiums paid by the Company for term life insurance and disability insurance under which Dr. Leeper or her designee is the beneficiary. Dr. Leeper is employed as a Senior Strategic Advisor. She has specific responsibility for the preparation, submission and presentation of the FC2 PMA to the FDA. In addition, she participates as a member of the Executive Operation Committee. Dr. Leeper's compensation is for the execution of these responsibilities. She does not receive compensation for her role as a director of the Company. Mr. Gargiulo is a consultant to the Company and serves as the Corporate Secretary. In this role, he is responsible for scheduling all board and board committee meetings and distribution of material and preparation and approval of minutes for each meeting. In addition, he is responsible for the Company's relationship with its transfer agent and the issuance of shares. Mr. Gargiulo also assists Ms. Felch with investor relations. Mr. Gargiulo's compensation for the execution of these responsibilities was $60,000. He does not receive compensation for being a director of the Company.

(5)	Mr. Kerber did not stand for re-election at the 2008 Annual Meeting of Shareholders, and accordingly his term as a director ended as of March 27, 2008.

Dr. Leeper has served as the Company's Senior Strategic Adviser since May 2006 when she retired from the positions of President and Chief Operating Officer of the Company.  Dr. Leeper's services as Senior Strategic Adviser are governed by the terms of an employment agreement dated January 20, 2006, between the Company and Dr. Leeper.  The employment agreement took effect as of May 1, 2006, and originally was to expire on September 30, 2006, but has been extended a number of times with the most recent extension lasting until December 31, 2007.  Pursuant to the employment agreement, Dr. Leeper receives an annual base salary of at least $150,000 and is entitled to participate in the Company’s bonus plans, stock incentive plan and other employee benefit plans. Additionally, Dr. Leeper is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company’s other senior management.  Pursuant to the employment agreement, Dr. Leeper has agreed not to compete with the Company during employment and for a period of two years following termination of employment (six months if employment is terminated by the Company after a “change of control”) and has agreed to maintain the confidentiality of the Company’s proprietary information and trade secrets during the term of employment and for three years thereafter. The employment agreement provides that if Dr. Leeper’s employment is terminated by the Company without “cause” or by Dr. Leeper for “good reason,” Dr. Leeper will be entitled to a severance payment of $125,000 and a payment of $50,000 in consideration of the noncompetition and confidentiality covenants, except that if such termination occurs at any time after or in anticipation of a “change of control” with respect to the Company, Dr. Leeper will be entitled solely to those amounts to which she is entitled under the Amended and Restated Change of Control Agreement dated October 1, 2005 by and between the Company and Dr. Leeper.  The terms of such Amended and Restated Change of Control Agreement are substantially the same as those summarized under the heading "Employment and Change of Control Agreements."  If the termination of Dr. Leeper’s employment occurs as a result of the death or disability of Dr. Leeper, then she shall be entitled to receive the greater of (a) her base salary or (b) the remaining amounts due her under the terms of the employment agreement.  Since the contract expiration, the Company has continued to employ Ms. Leeper based on the same terms.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of November 18, 2008 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of November 18, 2008 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The table lists applicable percentage ownership based on 26,723,758 shares outstanding as of November 18, 2008.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent

O.B. Parrish (2)	1,328,901	4.9%
William R. Gargiulo, Jr. (3)	137,500	*
Mary Ann Leeper, Ph.D. (4)	949,500	3.5%
Stephen M. Dearholt (5)	3,878,820	13.7%
David R. Bethune (6)	195,000	*
Michael R. Walton (7)	850,556	3.2%
Richard E. Wenninger (8)	2,813,671	10.5%
Mary Margaret Frank (9)	52,500	*
Michael Pope (10)	400,845	1.5%
Donna Felch (11)	90,000	*
Red Oak Partners (12)	1,530,410	5.7%
Gary Benson (13)	1,261,364	4.7%
All directors and executive officers as a group (11 persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)	10,697,293	35.2%
_______________
*Less than 1 percent.

(1)
Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60654; the address of Mr. Dearholt is 36365 Trail Ridge Road, Steamboat Springs, CO 80488; the address of Mr. Walton is 1626 North Prospect Avenue, No. 2310, Milwaukee, WI 53202; the address of Mr. Wenninger is 14000 Gypsum Creek Road, Gypsum, CO 81637; the address of Dr. Frank is P.O. Box 6550, Charlottesville, VA 22906; the address of Mr. Benson is Regency Athletic Club, 1300 Nicollet Mall, Suite 600, Minneapolis, MN 55403; and the address of Red Oak Partners is 145 Fourth Avenue, Suite 15A, New York, NY 10003.

(2)
Includes 233,501 shares owned by Phoenix of Illinois. Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix of Illinois. Also includes 379,900 shares of common stock owned directly by Mr. Parrish, 225,000 shares of common stock owned by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power, 464,000 shares of common stock subject to stock options held by Mr. Parrish and 26,500 shares under common stock purchase warrants issued to Mr. Parrish.

(3)	Consists of 37,500 shares of common stock owned directly by Mr. Gargiulo and 100,000 shares of common stock subject to stock options held by Mr. Gargiulo.

(4)	Consists of 159,500 shares of common stock owned directly by Dr. Leeper and 790,000 shares of common stock subject to stock options held by Dr. Leeper.

(5)
Includes 1,574,400 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 28,500 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock. Also includes 162,500 shares of common stock subject to stock options and common stock purchase warrants for 1,350,000 shares of common stock.

(6)	Consists of 32,500 shares of common stock owned directly by Mr. Bethune and 162,500 shares of common stock subject to stock options held by Mr. Bethune.

(7)
Consists of (a) 485,341 shares of common stock owned directly by Mr. Walton, (b) 102,500 shares of common stock subject to stock options held by Mr. Walton, (c) 27,757 shares of Common Stock held by a trust of which Mr. Walton is trustee and (d) 234,958 shares of common stock held by Sheboygan County Broadcasting Co., Inc. ("Sheboygan"). Under the rules of the SEC, Mr. Walton may be deemed to have voting and dispositive power as to the shares held by Sheboygan since Mr. Walton is an officer, director and shareholder of Sheboygan.

(8)
Consists of (a) 2,506,171 shares of common stock owned directly by Mr. Wenninger, (b) 5,000 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 250,000 shares of Common Stock held by a trust of which Mr. Walton is trustee, and (d) 52,500 shares of common stock subject to stock options.

(9)	Consists of 52,500 shares of common stock subject to stock options held by Dr. Frank.

(10)	Consists of 30,845 shares of common stock owned directly by Mr. Pope and 370,000 shares of common stock subject to stock options.

(11)         Consists of 90,000 shares of common stock owned directly by Ms. Felch.

(12)
Red Oak Partners and certain affiliates filed a Schedule 13D dated May 7, 2007 reporting that Red Oak Partners, as general partner of Red Oak Fund LP, beneficially owned 1,530,410 shares of common stock with shared voting and investment power over such shares.

(13)
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

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2008, for the Company's equity compensation plans and arrangements. The plans and arrangements dated prior to July, 2007, were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.   In March, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2,000,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS
Equity compensation plans approved by shareholders	-	-	1,950,000
Equity compensation plans not approved by shareholders	2,439,980	$1.41	-
Total	2,439,980	$1.41	1,950,000

The Company's equity compensation plans not approved by shareholders include the 1997 Stock Option Plan, the 1997 Outside Director Stock Option Plan, special option grants to three persons and warrant issuances to nine persons. Options granted under these plans are nonqualified stock options under the Internal Revenue Code. Options expire at such time as the Board of Directors determines, provided that no stock option may be exercised later than the tenth anniversary of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the participant only by him or her. The option price per share is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted. The 1997 Stock Option Plan expired as of December 31, 2006, thus no further shares can be issued under this plan.

In July 2006, the Company issued 200,000 warrants to purchase shares of common stock to a consultant in part for payment to assist in evaluating strategic growth opportunities.  These warrants have an exercise price of $1.30 per share and expire on July 10, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

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

Director Independence

The Company's Board of Directors currently consists of eight members:  O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, Richard E. Wenninger and Mary Margaret Frank, Ph.D.  The Board of Directors has reviewed the independence of the directors under the applicable standards of the American Stock Exchange, and based on this review, the Board of Directors determined that all of the directors are independent under the American Stock Exchange listing standards other than O.B. Parrish, Mary Ann Leeper and William R. Gargiulo, Jr.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and non-audit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal years 2008 and 2007:

Service Type	Fiscal 2008	Fiscal 2007

Audit Fees (1)	$287,017	$201,496
Audit-Related Fees (2)	12,211	15,261
Tax Fees (3)	12,481	23,901
All Other Fees	--	--
Total Fees	$311,709	$240,658

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2008 and September 30, 2007; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-QSB during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)	Consists of costs incurred for consultation on various accounting matters in support of the Company's financial statements and comment letters from the SEC.

(3)
For the fiscal years ended September 30, 2007 and September 30, 2008 consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.        Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2008 and 2007

Consolidated Statements of Income for the Years Ended September 30, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.          Exhibits

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

(4)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(5)	Incorporated herein by reference to the Company's June 30, 1995 Form 10-Q.

(6)	Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on June 5, 1996.

(7)	Incorporated herein by reference to the Company's March 31, 1999 Form 10-QSB.

(8)	Incorporated herein by reference to the Company's December 31, 1996 Form 10-QSB.

(9)	Incorporated herein by reference to the Company's Form 10-KSB/A-2 for the year ended September 30, 1997.

(10)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 19, 1999.

(11)	Incorporated herein by reference to the Company's March 31, 1997 Form 10-QSB.

(12)	Incorporated herein by reference to the Company's Form 10-KSB for the year ended September 30, 1999.

(13)	Incorporated herein by reference to the Company's March 31, 2000 Form 10-QSB.

(14)	Incorporated herein by reference to the Company's June 30, 2000 Form 10-QSB.

(15)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 21, 2000.

(16)	Incorporated herein by reference to the Company's June 30, 2001 Form 10-QSB.

(17)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on November 13, 2001.

(18)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(19)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(20)	Incorporated herein by reference to the Company's September 30, 2003 Form 10-KSB.

(21)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(22)	Incorporated herein by reference to the Company's September 30, 2007 Form 10-KSB.

(23)	Incorporated herein by reference to the Company's Form 8-K dated February 8, 2006 and filed on February 8, 2006.

(24)	Incorporated hereby by reference to the Company's Form 8-K/A dated February 20, 2006 and filed on February 21, 2006.

(25)
This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)  Exhibits

   The response to this portion of Item 15 is submitted as a separate section of this report.

(c)  Financial Statement Schedules

   The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 18, 2008

THE FEMALE HEALTH COMPANY

BY:  /s/ O.B. Parrish
       O.B. Parrish, Chairman,
       Chief Executive Officer

BY:  /s/ Donna Felch
       Donna Felch, Vice President,
       Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints O.B. Parrish and Donna Felch, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ O.B. Parrish O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2008

/s/ Mary Ann Leeper Mary Ann Leeper, Ph.D.	Director	December 18, 2008

/s/ Donna Felch	Vice President and Chief Financial Officer (Principal Accounting and	December 18, 2008
Donna Felch	Financial Officer)

/s/ William R. Gargiulo	Secretary and Director	December 18, 2008
William R. Gargiulo

/s/ David R. Bethune	Director	December 18, 2008
David R. Bethune

______________________	Director	December 18, 2008
Stephen M. Dearholt

/s/ Michael R. Walton	Director	December 18, 2008
Michael R. Walton

______________________	Director	December 18, 2008
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 18, 2008
Mary Margaret Frank

The Female Health Company and Subsidiaries
Index to Consolidated Financial Statements

Document	Page No.
Audited Consolidated Financial Statements.
Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.	F-1
Consolidated Balance Sheets as of September 30, 2008 and 2007	F-2
Consolidated Statements of Income for the years ended September 30, 2008 and 2007.	F-3
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2008 and 2007.	F-4 and F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007.	F-6
Notes to Consolidated Financial Statements.	F-7 through F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries, as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of The Female Health Company and Subsidiaries’ internal control over financial reporting as of September 30,2008, included in the accompanying Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
December 18, 2008

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash	$1,922,148	$799,421
Restricted cash	211,873	86,435
Accounts receivable, net of allowance for doubtful accounts
2008 $53,000 and 2007 $51,000	6,810,050	6,080,153
Inventories	1,322,652	1,372,582
Prepaid expenses and other current assets	414,040	399,536
Deferred income taxes	1,600,000	825,000
TOTAL CURRENT ASSETS	12,280,763	9,563,127

Other Assets	55,330	251,536

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	-	444,275
Equipment, furniture and fixtures	6,046,283	5,967,082
	6,046,283	6,411,357
Less accumulated depreciation and amortization	4,551,638	5,032,472
	1,494,645	1,378,885
TOTAL ASSETS	$13,830,738	$11,193,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$621,115	$806,134
Accrued expenses and other current liabilities	2,385,540	1,532,170
Preferred dividends payable	25,068	53,025
TOTAL CURRENT LIABILITIES	3,031,723	2,391,329

Obligations under capital leases	49,597	23,176
Deferred gain on sale of facilities	836,733	1,074,339
Deferred grant income	203,483	257,245
TOTAL LIABILITIES	4,121,536	3,746,089

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1, par value $.01 per share;
authorized 5,000,000 shares; no shares issued and outstanding in 2008;
56,000 shares issued and outstanding in 2007.	-	560
Convertible preferred stock, Class A Series 3, par value $.01 per share;
authorized 700,000 shares; 307,602 shares and 473,377
shares issued outstanding in 2008 and 2007, respectively;	3,076	4,734
Convertible preferred stock, Class B, par value $.50 per share;
authorized 15,000 shares; no shares issued and outstanding	-	-
Common Stock, par value $.01 per share; authorized 38,500,000 shares; issued 27,112,908 and 26,437,908 shares, and
26,271,908 and 26,264,508 shares outstanding in 2008 and 2007, respectively	271,129	264,379
Additional paid-in capital	65,366,130	64,954,610
Accumulated other comprehensive (loss) income	(162,705)	1,051,156
Accumulated deficit	(53,598,971)	(58,428,233)
Treasury stock, at cost, 841,000 and 173,400 shares of common stock
in 2008 and 2007, respectively	(2,169,457)	(399,747)
TOTAL STOCKHOLDERS’ EQUITY	9,709,202	7,447,459
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,830,738	$11,193,548
See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Product sales	$25,528,250	$19,319,889
Royalty income	105,876	-
Net revenues	25,634,126	19,319,889

Cost of sales	14,904,325	12,163,574

Gross profit	10,729,801	7,156,315

Operating expenses:
Advertising and promotion	223,800	179,874
Selling, general and administrative	7,038,060	5,864,436
Research and development	284,216	208,608

Total operating expenses	7,546,076	6,252,918

Operating income	3,183,725	903,397

Non-operating income (expense):
Interest, net and other income	53,445	36,004
Foreign currency transaction gain (loss)	966,736	(70,488)
	1,020,181	(34,484)

Income before income taxes	4,203,906	868,913

Income tax benefit	(762,862)	(825,000)

Net income	4,966,768	1,693,913

Preferred dividends, Class A, Series 1	8,397	11,201
Preferred dividends, Class A, Series 3	129,109	150,047

Net income attributable to common stockholders	$4,829,262	$1,532,665

Net income per basic common share outstanding	$0.18	$0.06

Basic weighted average common shares outstanding	26,116,499	24,952,440

Net income per diluted common share outstanding	$0.18	$0.06

Diluted weighted average common shares outstanding	27,983,263	26,398,565

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED SEPTEMBER 2008 AND 2007
								Accumulated
	Class A	Class A						Other
	Series 1	Series 3	Preferred		Additional	Unearned		Comprehensive		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	Consulting	Deferred	(Loss)	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Fees	Compensation	Income	Deficit	Stock	Total

Balance at September 30, 2006	$560	$4,734	$-	$243,164	$64,291,244	$(61,000)	$(449,325)	$598,474	$(59,823,450)	$(32,076)	$4,772,325

Cumulative effect of accounting change for SAB 108	-	-	-	-	137,448	-	-	-	(137,448)	-	-
Adoption of FAS 123R	-	-	-	-	(510,325)	61,000	449,325	-	-	-	-
Share-based compensation	-	-	-	585	616,046	-	-	-	-	-	616,631
Issuance of 1,782,645 shares of Common
Stock for Warrant Settlement Program	-	-	-	17,826	(17,826)	-	-	-	-	-	-
Issuance of 150,000 shares of Common
Stock for consulting services	-	-	-	1,500	230,500	-	-	-	-	-	232,000
Issuance of 61,397 shares of Common Stock
as payment of preferred stock dividends	-	-	-	614	111,613	-	-	-	-	-	112,227
Issuance of 69,000 shares of Common Stock
for options exercised	-	-	-	690	95,910	-	-	-	-	-	96,600
Stock repurchase – 173,400 Treasury Shares	-	-	-	-	-	-	-	-	-	(367,671)	(367,671)
Preferred Stock dividends	-	-	-	-	-	-	-	-	(161,248)	-	(161,248)
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	1,693,913	-	1,693,913
Foreign currency translation adjustment	-	-	-	-	-	-	-	452,682	-	-	452,682
Comprehensive income											2,146,595

Balance at September 30, 2007	$560	$4,734	$-	$264,379	$64,954,610	$-	$-	$1,051,156	$(58,428,233)	$(399,747)	$7,447,459

See Notes to Consolidated Financial Statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED SEPTEMBER 2008 AND 2007
						Accumulated
	Class A	Class A				Other
	Series 1	Series 3	Preferred		Additional	Comprehensive		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	(Loss)	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Income	Deficit	Stock	Total

Balance at September 30, 2007	$560	$4,734	$-	$264,379	$64,954,610	$1,051,156	$(58,428,233)	$(399,747)	$7,447,459

Share-based compensation	-	-	-	800	264,002	-	-	-	264,802
Amoritization of unearned consulting fees	-	-	-	-	57,000	-	-	-	57,000
Issuance of 290,000 shares of Common Stock for
Warrants exercised	-	-	-	2,900	419,600	-	-	-	422,500
Issuance of 291,000 shares of Common Stock for
options exercised	-	-	-	2,910	299,340	-	-	-	302,250
Issuance of 14,000 shares of Common Stock and
cash payment for 42,000 shares for redemption
56,000 shares preferred stock Class A ,Series 1	(560)	-	-	140	(104,580)	-	-	-	(105,000)
Repurchase 165,773 shares preferred stock Class A,
Series 3	-	(1,658)	-	-	(523,842)	-	-	-	(525,500)
Stock repurchase – 667,600 Treasury Shares	-	-	-	-	-	-	-	(1,769,710)	(1,769,710)
Preferred Stock dividends	-	-	-	-	-	-	(137,506)	-	(137,506)
Comprehensive income:
Net income	-	-	-	-	-	-	4,966,768	-	4,966,768
Foreign currency translation adjustment	-	-	-	-	-	(1,213,861)	-	-	(1,213,861)
Comprehensive income									3,752,907

Balance at September 30, 2008	$-	$3,076	$-	$271,129	$65,366,130	$(162,705)	$(53,598,971)	$(2,169,457)	$9,709,202

See Notes to Consolidated Financial Statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
OPERATIONS
Net income	$4,966,768	$1,693,913
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	217,085	133,657
Amortization of deferred gain on sale and leaseback of building	(112,512)	(112,721)
Amortization of deferred income from grant - BLCF	(23,466)	-
(Decrease) increase in inventory obsolescence reserve	(15,100)	10,035
Provision for bad debts	9,878	1,649
Interest added to certificate of deposit	(2,586)	(2,464)
Amortization of unearned consulting fees	57,000	232,000
Share-based compensation	264,802	616,631
Deferred income taxes	(775,000)	(825,000)
Loss on disposal of fixed assets	6,288	-
Changes in operation assets and liabilities:
Accounts receivable	(1,158,701)	(2,648,079)
Inventories	(110,081)	(280,528)
Prepaid expenses and other assets	134,823	167,524
Accounts payable	(94,241)	159,079
Accrued expenses and other current liabilities	879,441	773,316
Net cash provided by (used in) operating activities	4,244,398	(80,988)

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(125,438)	167,508
Proceeds from disposal of fixed assets	13,859	-
Capital expenditures	(347,602)	(970,040)
Net cash used in investing activities	(459,181)	(802,532)

FINANCING ACTIVITIES
Payment on capital lease obligations	(36,499)	(11,189)
Proceeds from exercise of stock options	302,250	96,600
Proceeds from exercise of common stock warrants	422,500	-
Redemption and repurchase of preferred stock	(630,500)	-
Purchases of common stock for treasury shares	(1,769,710)	(367,671)
Dividends paid on preferred stock	(165,463)	(7,200)
Net cash used in financing activities	(1,877,422)	(289,460)

Effect of exchange rate changes on cash	(785,068)	145,008

Net increase (decrease) in cash	1,122,727	(1,027,972)
Cash at beginning of period	799,421	1,827,393

CASH AT END OF PERIOD	$1,922,148	$799,421

Schedule of noncash financing and investing activities:
Common stock issued for payment of preferred stock dividends	$-	$112,227
Preferred dividends declared	25,068	11,201
Reduction of accrued expense upon issuance of shares	76,516	-
Conversion of 14,000 shares of preferred stock Class A, Series 1 to common stock	35,000	-
Capital lease obligations incurred for the purchase of equipment	103,559	50,130
Foreign currency translation adjustment	(1,213,861)	452,682

See notes to consolidated financial statements.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiaries, The Female Health Company - UK, plc and The Female Health Company (M) SDN. BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the female condom.  The original female condom is known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S; the second generation product is known as FC2 throughout the world.  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries. The product is marketed in 15 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 87 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

Use of estimates:  The preparation of financial statements requires management to make estimates and use assumptions that affect certain reported amounts and disclosures.  Actual results may differ from those estimates.

Significant accounting estimates include the following:

In evaluating the Company’s ability to realize it’s deferred tax assets management considers all available positive and negative evidence including our past operating results and our forecasts of future taxable income. In determining future taxable income, management makes assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business.

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

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. As of September 30, 2008, the $6,810,050 accounts receivable balance was comprised of $6,351,493 trade receivables and $458,557 other receivables, compared to an accounts receivable balance of $6,080,153 as of September 30, 2007 which was comprised of $5,349,128 trade receivables and $731,025 other receivables. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  The Company’s customers are primarily governments, ministries of health and large global agencies which purchase and distribute the female condom for use in HIV/AIDS prevention programs. In fiscal year 2008, significant customers were UNFPA (19% of sales), John Snow, Inc., facilitator of USAID I DELIVER project (25% of sales) and Sekunjalo, distributor to the Republic of South Africa (17% of sales).

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

Foreign currency translation and operations:  In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses.  Translation adjustments are recorded as a separate component of stockholders' equity as the local currency is the functional currency. Assets located outside of the United States totaled approximately $7,500,000 and $6,500,000 at September 30, 2008 and 2007, respectively.

Equipment and furniture and fixtures:  Depreciation and amortization are computed using primarily the straight-line method.  Depreciation and amortization are computed over the estimated useful lives of the respective assets which range as follows:

Equipment                                                       5 - 10 years
Office equipment                                                   3 years
               Furniture & fixtures                                         7 - 10 years

Depreciation on leased assets is computed over the lesser of the remaining lease term or the estimated useful lives of the assets.  Depreciation on leased assets is included with depreciation on owned assets.

Patents and trademarks:  The Company currently holds product and technology patents on the female condom in the United States, Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, Brazil, South Korea and Australia.  The Company has the registered trademark "FC Female Condom" in the United States and has trademarks on the names "femidom," "femy," “Reality,” and others in certain foreign countries.  Patents are amortized on a straight-line basis over their estimated useful life.  Patents and trademarks have no carrying value in the accompanying balance sheet at September 30, 2008 and 2007.

Financial instruments: The Company has no financial instruments for which the carrying value materially differs from fair value.

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2008 and 2007, was approximately $284,000 and $209,000, respectively.

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

Revenue recognition:  The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectibility is reasonably assured.  Beginning in fiscal 2008, the Company also derives revenue from licensing its intellectual property under an agreement with its business partner, Hindustan Latex Limited.  Such revenue appears as royalty income on the Consolidated Statements of Income for the year ended September 30, 2008, and is recognized in the period in which the sale is made by Hindustan Latex Limited.

Deferred grant income:  The Company received grant monies from the British Linkage Challenge Fund to help the Company defray certain expenses and the cost of capital expenditures related to a project.  The underlying project related to the development of a linkage between the UK subsidiary and Hindustan Latex Limited, in India, to do end-stage manufacturing of the female condom and develop the market for the product in that country.  The grant received was split between the Company and Hindustan Latex Limited pro-rata to their respective expenditure on the project. The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of  International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocated its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses were credited to income in the quarter incurred.  Grant proceeds for capital expenditure were deferred and released to income in line with the depreciation of the relevant assets.

Share-based compensation: The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” which establishes standards for the accounting for equity instruments exchanged for employee services. Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.

Advertising:  The Company's policy is to expense advertising and promotion costs as incurred.

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

Over the years, the US parent company has financed the operations of its subsidiaries through an intercompany loan with The Female Health Company-UK, plc., which is eliminated upon consolidation.  The Company has designated the intercompany loan to be long-term in nature as prescribed by FAS 52.  Further, the Company followed the guidance of FAS 52 paragraph 20. b. when translating the subsidiary’s balance sheet for consolidation purposes.  This paragraph states that “gains and losses on intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) would not be included in the computation of net income when the entities to the transaction are consolidated.”

The US parent company routinely purchases inventory produced by its UK subsidiary for sale to its customers.  This intercompany trade account is eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis, and in accordance with FAS 52, translation gains and losses are recognized in the consolidated income statement. Included in foreign currency transaction gains and losses is approximately $551,000 and $70,000 of translation gains (losses) on the intercompany trade account for the years ended 2008 and 2007, respectively, which fluctuate based on the timing of inventory purchases by the US from the UK as well as variability in exchange rates.

Reclassification:

Certain items in the financial statements for the year ended September 30, 2007 have been reclassified to be consistent with the presentation shown for the year ended September 30, 2008.

Note 2.            Earnings per Share

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

	September 30,
	2008	2007
Denominator:
Weighted average common shares outstanding – basic	26,116,499	24,952,440
Net effect of dilutive securities:
Options	755,600	492,556
Warrants	757,060	694,819
Convertible preferred stock	307,604	-
Unvested restricted shares	46,500	258,750
Total net effect of dilutive securities	1,866,764	1,446,125
Weighted average common shares outstanding - diluted	27,983,263	26,398,565
Income per common share – basic	$0.18	$0.06
Income per common share – diluted	$0.18	$0.06

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Warrants to purchase approximately 450,000 shares of common stock at exercise prices ranging from $2.25 to $3.10 per share that were outstanding during the year ended September 30, 2007, were not included in the computation of diluted net income per share because their effect was anti-dilutive. In March 2008, 400,000 of these warrants expired.  The remaining 50,000 warrants will expire in July 2009.  There are no anti-dilutive shares in the current year.

Note 3.            Inventories

The components of inventory consist of the following at September 30, 2008 and 2007:

	2008	2007
Raw material	$910,130	$808,379
Work in process	135,020	273,704
Finished goods	323,502	358,499
Inventory, gross	1,368,652	1,440,582
Less: inventory reserves	(46,000)	(68,000)
Inventory, net	$1,322,652	$1,372,582

Note 4.            Notes Payable and Long-Term Debt

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000 and expire July 1, 2009.  The two notes total $1,500,000 and bear interest payable at a rate of prime plus 0.5% (prime rate was 5% at September 30, 2008). These notes are collateralized by substantially all of the assets of the Company.  No amounts are outstanding under the revolving notes at September 30, 2008 and 2007.

Note 5.            Operating Leases and Rental Expense

During the year ended September 30, 2006, the Company renewed and expanded its U.S. lease agreement to 5,100 square feet of office space which expires October 31, 2011.  The lease requires monthly payments of $6,682 plus real estate taxes, utilities, and maintenance expenses.

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England.  The Company received $3,365,00 (£1,950,000) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027.  As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $586,198 (£296,725) per year payable quarterly until 2016. The lease is renewable through December 2027. The Company was also required to make an initial security deposit of $483,168 (£268,125) which has been reduced to $173,589 (£97,500) and is included in accounts receivable in the consolidated balance sheet at September 30, 2008 because the deposit is expected to be returned to the Company during fiscal 2009.  This deposit was classified as long term and included in other assets on the balance sheet as of September 30, 2007.  The facility had a net book value of $1,398,819 (£810,845) on the date of the transaction.  The $1,966,181 (£1,139,155) gain which resulted from this transaction is being recognized ratably over the initial lease term.  Unamortized deferred gain as of September 30, 2008 and 2007, was $836,733 (£469,969) and $1,074,339 (£526,921), respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

On September 1, 2005, the Company entered into a lease agreement to utilize 1,900 square feet of a facility located in Selangor D.E., Malaysia, for warehousing and manufacturing FC2. The lease expired on December 31, 2007.  On September 1, 2007, the Company leased 16,000 sq. ft. of manufacturing space in Selangor D.E., Malaysia.  The lease term is for three years at a monthly rate of $7,737 and may be renewed for two additional three year terms.

The Company also leases equipment under a number of lease agreements which expire at various dates between March 2009 and June 2013.  The aggregate monthly rental was $1,920 at September 30, 2008.

Details of operating lease expense, including real estate taxes and insurance, are as follows:

	September 30,
	2008	2007
Operating Lease Expense:
Factory & Office Leases	$1,052,918	$1,026,335
Other	23,038	37,688
	$1,075,956	$1,064,023

In fiscal year 2007 and 2008, the Company entered into several capital leases. Each of the leases have a thirty-six month term and require monthly rentals of $4,492.

Future minimum payments under leases consisted of the following at September 30, 2008:

	Operating Leases	Capital Leases
2009	$707,243	$53,907
2010	709,649	41,072
2011	618,238	12,247
2012	540,106	-
2013	531,702	-
Thereafter	1,693,970	-
	$4,800,908	107,226
Less: amount representing interest		11,925
		95,301
Current portion		45,704
		$49,597

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

In evaluating the Company’s ability to realize it’s deferred tax assets management considers all available positive and negative evidence including our past operating results and our forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to loss before income taxes as of September 30, 2008 and 2007 is as follows:

	September 30
	2008	2007

Income tax expense at statutory rates	$1,429,000	$295,000
State income tax, net of federal benefits	222,000	(46,000)
Non-deductible expenses	(76,000)	97,000
Effect of foreign income tax	12,138	-
Utilization of NOL carryforwards	(1,087,000)	(674,000)
Increase (decrease) in valuation allowance	(1,263,000)	(497,000)
Income tax benefit	$(762,862)	$(825,000)

As of September 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $41,601,000 and $22,134,000, respectively, for income tax purposes expiring in years 2009 to 2027.  The Company's UK subsidiary, The Female Health Company - UK, plc has UK net operating loss carryforwards of approximately $85,383,000 as of September 30, 2008.  These UK net operating loss carryforwards can be carried forward indefinitely to be used to offset future UK taxable income.

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2008 and 2007:

	September 30
Deferred Tax Assets:	2008	2007
Federal net operating loss carryforwards	$14,144,000	$14,812,000
State net operating loss carryforwards	1,771,000	1,877,000
Foreign net operating loss carryforwards – UK	23,907,000	24,702,000
Foreign capital allowance – UK	1,010,000	1,487,000
Foreign net operating loss carryforwards – Malaysia	104,000	-
Other, net	31,000	71,000
Gross deferred tax assets	40,967,000	42,949,000
Valuation allowance for deferred tax asset	39,367,000	42,124,000
Deferred income taxes	$1,600,000	$825,000

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

The valuation allowance decreased by $1,263,000 (representing a reduction of $2,757,000 net of the effects of foreign currency translations of $1,494,000) and increased by $497,000 (representing an increase of $37,000 net of the effects of foreign currency translations of $460,000), for the years ended September 30, 2008 and 2007, respectively.  Included in the valuation allowance change is recognition of $775,000 and 825,000 of net operating loss carryforwards in 2008 and 2007 respectively.  Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock, the Company’s public offering of common stock and the exercise of common stock warrants and options may subject the Company to annual limitations on the utilization of its net operating loss carryforward. As of September 30, 2008, the amounts subject to limitations has not yet been determined.

In September, 2006, FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted this interpretation on October 1, 2007. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions.  The open tax years are those years ending September 30, 2004 to September 30, 2008, which statutes expire in 2008-2011.  As of September 30, 2008, the Company has no recorded liability for unrecognized tax benefits.  The adoption and implementation of FIN 48 had no effect on the Company’s income from operations, net income or basic and diluted earnings per share for the period ended September 30, 2008.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the year ended September 30, 2008.

Note 7.            Stock Incentive Plan

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance –based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan.  As of September 30, 2008, 50,000 of those shares had been issued.  The compensation expense related to these awards and related terms of these award are included in the restricted stock disclosures that follow in Note 8.

Note 8.            Share-based Compensation

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations. Stock compensation expense related to options for the years ended September 30, 2008 and 2007 was $56,470 and $121,564, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

The Company did not grant any stock options for the year ended September 30, 2008.    The Company’s outstanding stock options were issued under its 1997 Stock Option plan.  These stock options expire 10 years from the grant date and generally vest ratably over the thirty-six month vesting period.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. To value option grants and other awards for actual stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

Option Activity:

The following table summarizes the stock options outstanding and exerciserable at September 30, 2008:

		Weighted Average
	Shares	Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,644,980	$1.38
Granted	180,000	1.27
Exercised	(69,000)	1.40
Forfeited	(10,000)	2.70
Outstanding at September 30, 2007	2,745,980	1.37
Granted	-	-
Exercised	(291,000)	1.04
Forfeited	(15,000)	1.27
Outstanding at September 30, 2008	2,439,980	$1.41	4.88	$ 4,006,467
Exercisable on September 30, 2008	2,389,980	$1.41	4.81	$ 3,917,467

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $3.05 on the last day of business for the period ended September 30, 2008. The total intrinsic value of options exercised during the years ended September 30, 2008 and 2007 were $506,350 and $46,230 respectively.

Total unrecognized compensation cost for stock options as of September 30, 2008 was $50,000. This compensation cost will be recognized over a weighted average period of 1.0 year.  The realized tax benefit from stock options and other share-based payments for the years ended September 30, 2008 and 2007 was not recognized, based on the Company’s election of the “with and without” approach.

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

A summary of the non-vested stock activity for the fiscal year 2008 is summarized in the table below:

Non-vested awards summary:	Shares	Weighted Average Grant -Date Fair Value
Outstanding at September 30, 2006	347,917	$1.48
Stock Granted	231,250	1.61
Vested	(463,334)	1.54
Forfeited	(2,500)	1.26
Outstanding at September 30, 2007	113,333	1.53
Stock Granted	46,500	2.32
Vested	(157,278)	1.75
Forfeited	-	-
Total Outstanding September 30, 2008	2,555	$2.65

The Company recognized share-based compensation expense for restricted stock of approximately $265,000 for the year ended September 30, 2008 and $727,067 for the year ended September 30, 2007. This expense is included in selling, general and administrative expenses for the respective periods.

As of September 30, 2008, there was approximately $7,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next 1.1 years. The fair value of the shares that vested during the years ended September 30, 2008 and 2007 was $656,205 and $731,375, respectively.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants in either fiscal year 2008 or fiscal year 2007.   In 2008, warrant holders exercised 290,000 warrants.  The Company received $422,500 of proceeds from the exercise of these warrants.  No warrants were exercised in 2007 other than those settled through the Warrant Settlement Program.  The intrinsic value of warrants outstanding and exercisable at September 30, 2008 is $2,482,725.  There is no unrecognized compensation cost related to warrants as of September 30, 2008.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

At September 30, 2008, the following warrants were outstanding and exercisable:

Number
Outstanding
Warrants issued in connection with:
Investor relations	200,000
Note payable, bank	340,000
Notes payable, related party	686,500
Total Outstanding September 30, 2008	1,226,500

Warrants outstanding and exercisable:
	Number
Range of	Outstanding	Wghtd.Avg.	Wghtd.Avg.
Exercise	and Exercisable	Remaining	Exercise
Prices	at 9/30/08	Life	Price
$0.40 - $0.50	364,000	2.47	$ 0.40
$0.51 - $1.00	12,500	1.38	0.72
$1.01 - $3.00	850,000	6.47	1.30
	1,226,500	5.23	$ 1.03

Warrant Settlement Program

During the third quarter of fiscal 2007, the Company offered certain holders of warrants a program under which they could settle the warrants for fully vested common stock.  The subject warrants had exercise prices ranging from $0.40 per share to $1.50 per share.  Warrant holders who elected to participate in the program tendered 2,762,500 warrants to acquire 1,782,645 shares of common stock, which were issued during the third quarter of FY 2007. Since the fair value of the warrants tendered was greater than the value of the common stock received, no expense was recorded related to this program.

Note 9.            Preferred Stock

Redemption of Class A Series 1 Convertible Preferred Stock

In May 2008, the Company elected to exercise its right to redeem all of the 56,000 outstanding shares of its Class A Series 1 Convertible Preferred Stock (the "Series 1 Preferred Stock"), subject to the right of the holders to elect to convert their shares of Series 1 Preferred Stock into Common Stock in lieu of redemption.  On the redemption dates in June 2008, 42,000 of the outstanding shares of Series 1 Preferred Stock were acquired by the Company pursuant to the redemption and cancelled and the remaining 14,000 outstanding shares of Series 1 Preferred Stock were converted into 14,000 shares of Common Stock and cancelled.  The Series 1 Preferred Stock was subject to an 8% dividend, paid annually.  The Company paid a redemption price per share equal to the liquidation value per share (which was $2.50 per share plus accrued and unpaid dividends) for the 42,000 shares that were redeemed.  Shareholders who elected to convert received one common share for each share of Series 1 Preferred Stock plus accumulated dividends.  The final unpaid dividends of $2,100 for the converted 14,000 shares of Series 1 Preferred Stock were paid in July 2008.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

The Company issued 473,377 shares of Series 3 Preferred Stock to 11 investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company may redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issue price of $3.17 per share.  The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.  As of September 30, 2008, there are 307,602 shares of Series 3 Preferred Stock outstanding.

Repurchase of Class A Series 3 Convertible Preferred Stock

In April 2008, the Company repurchased 150,000 shares of Class A Series 3 Convertible Preferred Stock, which is subject to a 10% dividend, paid quarterly. The shares were repurchased at $3.17 per share for a total of approximately $475,000.  In July, 2008, the Company repurchased an additional 15,773 shares of Class A Series 3 Convertible Preferred Stock for a total of approximately $50,000; the dividend of approximately $500 of this purchase was paid in October, 2008.  All of the shares were purchased at the same per share price at which they were sold to the shareholder, $3.17 per share.  The repurchased preferred shares have been retired.

Note 10.          Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months.  In March 2008, the Board approved the continuation of this program through December 31, 2009 for up to 2 million shares.   Through September 30, 2008, the Company has purchased 841,000 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases through September 30, 2008
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 17, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – June 30, 2008	439,600	2.57	613,000	1,387,000
July 1, 2008 – July 31, 2008	53,000	2.51	666,000	1,334,000
August 1, 2008 - August 31, 2008	68,700	2.62	734,700	1,265,300
September 1, 2008 – September 30, 2008	106,300	3.09	841,000	1,159,000
Quarterly Subtotal	228,000	2.81	228,000

Total	841,000	$2.54	841,000	1,159,000

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

In October, 2008, the Board of Directors amended its Stock Repurchase Program to allow the repurchase of common stock issued under the Company’s equity compensation plans from directors, employees, consultants and other service providers of the Company or any of its subsidiaries.  The repurchases would be authorized by Company officers at fair market value.  Total repurchases under this amendment are limited to an aggregate of 250,000 per calendar year and to a maximum of 25,000 shares annually per individual.  The maximum repurchase for the remainder of calendar 2008 would be a total of 62,500 shares or 6,250 per individual.  This provision will expire at the termination date of the Stock Repurchase Program.  To date, no repurchases have been made under this provision.

Note 11.          Employee Benefit Plans

Employee retirement plan:
The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $13,000 annual compensation to the plan.  The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2008 and 2007.  Annual company contributions were approximately $30,000 and $19,000 for 2008 and 2007, respectively.

Note 12.          Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

Net Sales to External Customers for the Year Ended		Long-Lived Asset As Of
September 30,		September 30,
2008	2007	2008	2007

South Africa	$4,302	(1)	(2)	$3,733	(1)	$--	$--
Zimbabwe	4,084	(1)	(3)	4,096	(1)	--	--
United States	2,356			2,516		194	226
rance	*			1,217		--	--
Brazil	2,239			*		--	--
Tanzania	1,460			*		--	--
Papua New Guinea	1,292			*		--	--
Zambia	*			940		--	--
India	*			*		174	225
United Kingdom	*			*		171	315
Malaysia	*			*		1,011	864
Other	9,795			6,818		--	--
	$25,528			$19,320		$1,550	$1,630

* Less than 5% percent of total net sales.
(1) Comprised of a single customer considered to be a major customer (exceeds 10 percent of net sales).
(2)This customer had approximately $897,000 of outstanding accounts receivable at September 30, 2008. All of the receivable was paid by the date of this filing.
(3) This customer had approximately $1,385,600 of outstanding accounts receivable at September 30, 2008. All of the receivable was paid by the date of this filing.

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

Note 14.         Recent  Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company has not elected adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010).  SFAS No. 141R will have an effect on the Company’s consolidated financial statements for any business combinations the Company may enter into.

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

Notes to Consolidated Financial Statements

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