Form 10-Q
period 2008-12-31
FEMALE HEALTH CO
filed 2009-02-10
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-13602

The Female Health Company (Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State of Incorporation)	(I.R.S. Employer Identification No.)

515 N. State Street, Suite 2225 Chicago, IL	60654
(Address of principal executive offices)	(Zip Code)

312-595-9123
(Registrant’s telephone number, including area code)

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

            Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 6,  2009, the registrant had 27,314,679 shares of $0.01 par value common stock outstanding.

FORM 10-Q

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX
PART I. FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Items 1 – 5	29

Exhibits	30

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	September 30, 2008
Current Assets:
Cash	$3,190,841	$1,922,148
Restricted cash	173,970	211,873
Accounts receivable, net	3,444,439	6,810,050
Inventories, net	1,817,324	1,322,652
Prepaid expenses and other current assets	282,884	414,040
Deferred income taxes	1,600,000	1,600,000
TOTAL CURRENT ASSETS	10,509,458	12,280,763

Other Assets	56,000	55,330

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	5,343,312	6,046,283
Less accumulated depreciation and amortization	3,896,454	4,551,638
	1,446,858	1,494,645
TOTAL ASSETS	$12,012,316	$13,830,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,047,221	$621,115
Accrued expenses and other current liabilities	1,374,249	2,385,540
Preferred dividends payable	24,575	25,068
TOTAL CURRENT LIABILITIES	2,446,045	3,031,723

Obligations under capital leases	30,573	49,597
Deferred gain on sale of facility	666,233	836,733
Deferred grant income	161,382	203,483
TOTAL LIABILITIES	3,304,233	4,121,536

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	-	-
Convertible preferred stock, Class A Series 3	3,076	3,076
Common stock	272,862	271,129
Additional paid-in-capital	65,456,119	65,366,130
Accumulated other comprehensive loss	(1,453,131)	(162,705)
Accumulated deficit	(51,990,155)	(53,598,971)
Treasury stock, at cost	(3,580,688)	(2,169,457)
TOTAL STOCKHOLDERS’ EQUITY	8,708,083	9,709,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,012,316	$13,830,738
See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2008	2007

Product sales	$5,311,456	$5,734,751
Royalty income	33,382	-
Net revenues	5,344,838	5,734,751

Cost of sales	2,903,644	3,368,635

Gross profit	2,441,194	2,366,116

Advertising and promotion	70,794	41,518
Selling, general and administrative	1,861,045	1,493,824
Research and development	70,420	101,129

Total operating expenses	2,002,259	1,636,471

Operating income	438,935	729,645

Interest, net and other income	(8,889)	(9,608)
Foreign currency transaction gain	(1,194,107)	(115,358)
	1,202,996	854,611

Income before income taxes	1,641,931	854,611

Income tax expense	8,540	-

Net income	1,633,391	854,611

Preferred dividends, Class A, Series 1	-	2,823
Preferred dividends, Class A, Series 3	24,575	37,820

Net income attributable to common stockholders	$1,608,816	$813,968

Basic earnings per common share outstanding	$0.06	$0.03

Basic weighted average common shares outstanding	25,820,224	26,121,460

Diluted earnings per common share outstanding	$0.06	$0.03

Diluted weighted average common shares outstanding	27,984,633	28,688,345

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2008	2007

OPERATIONS
Net income	$1,633,391	$854,611
Adjustment for noncash items:
Depreciation and amortization	54,670	36,432
Amortization of deferred gain on sale/leaseback	(22,456)	(29,211)
Amortization of deferred income from grant - BLCF	(6,149)	(2,885)
Increase in inventory obsolescence	18,778	-
Interest added to certificate of deposit	(669)	(640)
Amortization of unearned consulting fees	-	57,000
Employee stock compensation	52,934	88,752
Changes in operating assets and liabilities	1,715,292	284,984
Net cash provided by operating activities	3,445,791	1,289,043

INVESTING ACTIVITIES
Decrease (increase) in restricted cash	37,902	(149,703)
Capital expenditures	(66,385)	(180,921)
Net cash used in investing activities	(28,483)	(330,624)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,000	-
Proceeds from exercise of warrants	-	360,000
Purchases of common stock for treasury shares	(1,411,231)	(355,126)
Dividends paid on preferred stock	(25,068)	(45,036)
Payment on capital lease obligations	(9,760)	(4,066)
Net cash used in financing activities	(1,439,059)	(44,228)

Effect of exchange rate changes on cash	(709,556)	(109,306)

Net increase in cash	1,268,693	804,885
Cash at beginning of period	1,922,148	799,421

CASH AT END OF PERIOD	$3,190,841	$1,604,306

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	57,938	29,295
Preferred dividends declared	24,575	40,643
Foreign currency translation adjustment	1,290,426	(218,233)

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

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

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries. The product is marketed in 15 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 79 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

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

Settlement of intercompany loan:

In December, 2008, a long term intercompany loan from the U.S. parent to the U.K. subsidiary in the amount of $3,572,733 was retired in exchange for a reduction in the intercompany trade accounts payable to the U.K. subsidiary from the U.S. parent company.  The settlement of this long term intercompany loan resulted in a foreign currency translation loss of approximately $135,000 which is recognized as a decrease to other comprehensive income.

Reclassification:

Certain items in the financial statements for the three months ended December 31, 2007 have been reclassified to be consistent with the presentation shown for the three months ended December 31, 2008.

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

	Three Months Ended December 31,
	2008	2007
Denominator:
Weighted average common shares outstanding – basic	25,820,224	26,121,460
Net effect of dilutive securities:
Options	844,385	922,971
Warrants	782,672	847,037
Convertible preferred stock	307,602	529,377
Unvested restricted shares	229,750	267,500
Total net effect of dilutive securities	2,164,409	2,566,885
Weighted average common shares outstanding – diluted	27,984,633	28,688,345
Earnings per common share - basic	$0.06	$0.03
Earnings per common share - diluted	$0.06	$0.03

All the outstanding warrants were included in the computation of diluted net income per share during the three months ended December 31, 2008.  Warrants to purchase approximately 200,000 shares of common stock at an exercise price of $3.10 that were outstanding during the three months ended December 31, 2007, were not included in the computation of diluted net income per share because they were out of the money and therefore their effect was anti-dilutive. These warrants expired in March 2008.  All of the outstanding stock options were also included in the computation for the three months ended December 31, 2008 and 2007.

NOTE 3 - Comprehensive Income

Total comprehensive income was $342,965 for the three months ended December 31, 2008 and $636,378 for the three months ended December 31, 2007.

NOTE 4 - Inventories

The components of inventory consist of the following:

	December 31, 2008	September 30, 2008
Raw material and work in process	$1,287,772	$1,045,150
Finished goods	584,552	323,502
Inventory, gross	1,872,324	1,368,652
Less: inventory reserves	(55,000)	(46,000)
Inventory, net	$1,817,324	$1,322,652

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

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance –based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan.  As of December 31, 2008, 218,250 shares had been issued under the plan, 168,250 of them in the quarter then ended.

The Company recognized share-based compensation expense for stock options of approximately $12,000 and $19,000 in selling, general and administrative expenses in the statements of income for the three months ended December 31, 2008 and 2007, respectively.

The Company did not grant any options during either the three months ended December 31, 2008 or 2007.

The following table summarizes the Company’s option activity during the three months ended December 31, 2008:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	2,439,980	$1.41
Granted	-	-
Exercised	(5,000)	1.40
Expired or forfeited	-	-
Outstanding at December 31, 2008	2,434,980	$1.41

During the three months ended December 31, 2008, proceeds of $7,000 were received from the exercise of stock options.  During the three months ended December 31, 2007, no stock options were exercised.  The intrinsic value of the options exercised was $7,500 for the three months ended December 31, 2008.  There was no realized tax benefit from options exercised for the three months ended December 31, 2008 based on the “with and without” approach.

The following table summarizes the stock options outstanding and exerciserable at December 31, 2008:
	Number Outstanding At 12/31/08	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exerciserable At 12/31/08	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Wghted. Avg. Remaining Life
Total	2,434,980	4.63	$1.41	$5,215,707	2,397,480	$1.41	$5,130,207	4.58

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $3.55 as of the last business day of the period ended December 31, 2008.  As of December 31, 2008, the Company had unrecognized compensation expenses of $37,600 related to unvested stock options.  These expenses will be recognized over approximately 9.5 months.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years or the issuances may be contingent on continued employment for periods that range from one to three years. In addition, the Company has issued restricted stock awards to certain employees that contain vesting provisions.

As of December 31, 2008, there was approximately $633,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted. The expense will be recognized over the weighted average period of approximately 2.2 years.

The Company granted 216,000 shares of restricted stock during the three months ended December 31, 2008. The fair value of the awards granted was approximately $669,000. All such shares of restricted stock vest between September 2009 and December 2011, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. The Company granted 38,000 shares of restricted stock during the first three months ended December 31, 2007. The fair value of the awards granted was approximately $88,000. All of these shares vested between September 30, and November 1, 2008.

The Company recognized share-based compensation expense for restricted stock of approximately $41,000 and $127,000 for the three months ended December 31, 2008 and 2007, respectively, in selling, general and administrative expenses in the statements of income for those periods.

No shares of restricted stock were forfeited during the periods ended December 31, 2008 or 2007.

Common Stock Purchase Warrants

No warrants were issued in the three months ended December 31, 2008 or 2007.

During the three months ended December 31, 2008, warrant holders exercised 40,000 warrants using the cashless exercise option available within the warrant agreement which entitled them to 26,021 shares of common stock.  During the three months ended December 31, 2007, warrant holders exercised 240,000 warrants, which provided proceeds of $360,000 from the warrant exercise.

At December 31, 2008, 1,186,500 warrants were outstanding and exercisable with weighted average remaining contractual lives of 4.88 years.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  Through December 31, 2008, the Company has purchased 1,299,400 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2008
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

October 1, 2007 – September 30, 2008	667,600	2.65	841,000	1,159,000
October 1, 2008 – October 31, 2008	301,900	3.02	1,142,900	857,100
November 1, 2008 - November 30, 2008	-	-	1,142,900	857,100
December 1, 2008 – December 31, 2008	156,500	3.19	1,299,400	700,600
Quarterly Subtotal	458,400	3.08	458,400	-
Total	1,299,400	2.73	1,299,400	700,600

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

(Amounts in thousands)
	Net Sales to External Customers For the Three Months Ended December 31,					Long-Lived Assets As of
						December 31,	September 30,
	2008			2007		2008	2008
South Africa	$	*		$1,036	(1)	$-	$-
Zimbabwe		1,484	(1)	1,133	(1)	-	-
France		*		334	(1)	-	-
United States		*		653	(1)	185	194
Brazil		808	(1)	*		-	-
Namibia		348		658		-	-
Papua New Guinea		595		*		-	-
D.R. of Congo		456		*		-	-
Benin		321		*		-	-
India		*		*		138	174
United Kingdom		*		*		192	171
Malaysia		*		*		988	1,011
Other		1,333		1,921		-	-
		$5,345		$5,735		$1,503	$1,550
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

NOTE 9 - Deferred Grant Income

The Company received grant monies from the British Linkage Challenge Fund to help the Company defray certain expenses and the cost of capital expenditures related to a specific project.  The underlying project is related to the development of a linkage between the UK subsidiary and HLL in India to do end-stage manufacturing of the female condom and develop the market for the product in that country.  The grant received was split between the Company and HLL pro-rata to their respective expenditure on the project.

The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocates its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses are credited to income in the quarter incurred.  Grant proceeds for capital expenditure are deferred and released to income in line with the depreciation of the relevant assets.  In the three months ended December 31, 2008 and 2007, the reimbursement of project-related expenses was zero for both periods.  In the three months ended December 31, 2008 and 2007, amortization of deferred grant proceeds was $6,149 and $2,885, respectively.

NOTE 10 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss and tax credit carryforwards.

In evaluating its ability to realize its deferred tax assets the Company considers all available positive and negative evidence including its past operating results and its forecast of future taxable income. In determining future taxable income, the Company makes assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business.  Evaluation and, if appropriate, recognition of a fiscal 2009 tax benefit will be evaluated at year end.  However, an evaluation would be made and a benefit recognized, if appropriate, if something material changed in an interim period.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $41,601,000 and $22,134,000, respectively, for income tax purposes expiring in years 2009 to 2027.  The Company's UK subsidiary, The Female Health Company-UK, plc, has UK net operating loss carryforwards of approximately $85,383,000 as of December 31, 2008.  These UK net operating loss carryforwards can be carried forward indefinitely to offset future UK taxable income.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes for the three months ended December 31, 2008 and 2007 is as follows:

	December 31 2008	December 31 2007

Income tax expense at statutory rates	$558,000	$291,000
State income tax, net of federal benefits	87,000	45,000
Non-deductible expenses	(19,000)	24,000
Effect of foreign income tax	8,540	-
Utilization of NOL carryforwards	(487,000)	(212,000)
Decrease in valuation allowance	(138,999)	(148,000)
Income tax expense	$8,540	$-

NOTE 11 - Recent Accounting Pronouncements

On October 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB issued FSP SFAS 157−2 which deferred the effective date of SFAS 157, until the beginning of our 2010 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis. The Company determined that the adoption of SFAS 157 did not have a material effect on its consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
●
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The Company currently does not have any Level 1, Level 2 or Level 3 financial instruments. Substantially all of the Company’s cash and cash equivalents, as well as restricted cash, are held in demand deposits, including money market accounts, with its bank. The fair value of these assets is determined by deposit values and interest earned based on stated bank rates.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the FC female condom (FC1), the only product under a woman's control that is approved by the U.S. Food and Drug Administration (FDA), and the FC2 female condom (FC2), which is currently available outside the United States.  These products provide dual protection against unintended pregnancy and sexually transmitted diseases ("STDs"), including HIV/AIDS.

FC1 has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having FC1 available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STDs, including HIV/AIDS.  FC1 is currently sold or available through various channels in 116 countries. It is commercially marketed directly to consumers in 15 countries by various country specific partners, including in the United States, the United Kingdom, Canada and France. Currently, public sector female condom programs in various stages are ongoing in over 90 countries.

Certain studies have shown that FC2's design and method of use is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in 77 countries.  It is sold commercially in 3 countries.

Products

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom and FC1.  FC1 is the only FDA approved product controlled by women that prevents sexually transmitted diseases including HIV/AIDS.

FC1 is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC1 consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC1 lines the vagina, preventing skin-to-skin contact during intercourse.

FC2 is the second generation female condom and is made of a nitrile polymer, sometimes referred to as synthetic latex.  FC2 consists of a soft, loose fitting sheath, a rolled outer ring made of the nitrile polymer and one flexible inner ring made of polyurethane. The nitrile polymer allows FC2 to be produced more economically than FC1 which is made from the more costly raw material, polyurethane, and resulting welding process.

FC1 and FC2 are not seen by the Company as competing with the male condom, but are alternatives to either male condom use or to unprotected sex.

On January 8, 2008, the Company submitted the FC2 pre-market approval application (PMA) to the FDA.  The FDA accepted it for review on January 28, 2008. The FDA’s OB/GYN Device Advisory Committee unanimously voted at its December 11, 2008 meeting that the Company’s FC2 female condom be approved with a single condition.  The condition is that the product labeling include specific labeling information stating that FC2 was not tested as a contraceptive but that FC2’s specific contraceptive and STI prevention properties can be inferred from successful FC1 clinical trials and FC2 clinical studies.  The Company is currently working on the last step in the approval process regarding FC2 package labeling and directions.

FC2 data have been reviewed by other public agencies, including the European Union, India, Brazil and the World Health Organization (WHO). In 2006, the WHO agreed that FC2 does perform in the same manner as FC1 and WHO has subsequently recommended that FC2 can be purchased by UN agencies. Since then, over 22 million FC2 female condoms have been distributed in 77 countries.  FDA approval of FC2 will allow the U.S. Agency for International Development (USAID) to procure the second-generation female condom for U.S.-funded prevention programs around the world.

Raw Materials

Polyurethane is the principal raw material the Company uses to produce FC1. The Company has entered into a supply agreement with Deerfield Urethane, Inc. for the purchase of the Company's requirement of polyurethane. Under this agreement, the parties negotiate pricing on an annual basis. While the term of the agreement expires on December 31, 2009, the agreement automatically renews for additional one year periods unless either party gives at least 12 months prior written notice of termination.

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

Global Market Potential

The only means of preventing sexual transmission of HIV/AIDS, besides abstinence, is condoms, male and female.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Unfortunately, the development attempts have not been successful to date:  four microbicides have failed in clinical trials and the most promising HIV/AIDS vaccine under development has also failed.  Thus, HIV/AIDS prevention is focused on condoms, male and female.  The Company’s FC1 female condom is the only product approved by the FDA and cleared by WHO for purchasing by U.N. agencies, when used consistently and correctly, that gives a woman control over her sexual health by providing dual protection against sexually transmitted diseases (including HIV/AIDS), and unintended pregnancy.  FC2 has been reviewed by WHO and recommended for purchase by UN agencies.  FC2 was recommended for approval by FDA’s OB/GYN Device Advisory committee in December 2008, and is currently under final review by the FDA.

The first clinical evidence of AIDS was noted more than twenty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. The Joint United Nations Programme on HIV/AIDS (UNAIDS) in its July 2008 AIDS Epidemic Update reported that approximately 33 million people globally were living with HIV. Approximately 2.7 million new cases of HIV will be reported this year while about 2 million people will have died from the disease. Sub-Saharan Africa remains most heavily affected by HIV, accounting for 67% of all people living with HIV and for 72% of AIDS deaths in 2007.  Women now account for 50% of those living with HIV/AIDS and in some Sub-Saharan African countries, for more than 70% of those infected.  In a published paper by Dr. Colin Mathers and Dejan Loncar of the WHO, “Projections of Global Mortality and Burden of Disease from 2002 to 2030," they estimate that at least 117 million people will have died of or will have AIDS by 2030.

In the United States, the Centers for Disease Control and Prevention (CDC) reported in 2006 that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Data from the 2005 census show that together, African American and Hispanic women represent 24% of all US women.  However, women in these two groups accounted for 82% of the estimated total of AIDS diagnoses for women in 2005.

For the most recent year in which data are available (2004), the Centers for Disease Control and Prevention reported that HIV infection was:

●	the leading cause of death for African American women aged 25-34 years;
●	the 3rd leading cause of death for African American women aged 35-44 years; and
●	the 4th leading cause of death for African American women aged 45-54 years; and
●	the 4th leading cause of death for Hispanic women aged 35-44.

Most HIV/AIDS diagnoses among women are due to high-risk heterosexual contact (74% in 2005).  The rate of AIDS diagnosis for black women was approximately 23 times the rate for white women, while the prevalence rate among Hispanic women was more than four times that of white women.

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

The FC Female Condom and the Male Condom

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom and the FC1 female polyurethane condom. FC1 is the only FDA approved product whose use is controlled by women that prevents sexually transmitted diseases including HIV/AIDS. It provides women dual protection against STD’s (including HIV/AIDS) and unintended pregnancy. It is also an alternative when male condoms are not used for reasons of latex sensitivity or choice.

Studies show that both FC1’s polyurethane and FC2’s nitrile polymer are safe, strong materials and that method failure rates are similar to that of male condoms.  FHC’s female condoms offer a number of benefits over natural rubber latex, the material that is most commonly used in male condoms. Unlike natural rubber latex, both polyurethane and the nitrile polymer quickly transfer heat, so the female condom immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, the female condom may be inserted in advance of arousal, eliminating disruption during sexual intimacy. It is not dependent on the male erection, does not require immediate withdrawal and is not tight or constricting.  The female condoms can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  The products also offer an alternative to natural rubber latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to either FC1 polyurethane or the FC2 nitrile polymer.

Numerous clinical and behavioral studies have been conducted regarding use of FC1. Studies show that FC1 is found acceptable by women and their partners in many cultures. Importantly, studies also show that when FC1 is made available as an option to using male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 10% and 35%.

Cost Effectiveness

A study entitled "Cost-effectiveness of the female condom in preventing HIV and STDs in commercial sex workers in South Africa" was reported in the Journal of Social Science and Medicine in 2001. This study shows that making FC1 available is highly cost effective in reducing public health costs in developing countries as well as in the U.S.

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

Female Condom Reuse

Studies have shown that FC1 can be reused up to five times. WHO’s website includes the proper procedure for the washing and preparation of FC1 if it is going to be reused. WHO, UNAIDS and FHC concur that FC1 should only be reused when a new female condom is not available.  FC2 is not reusable.

Regulatory Approvals

FC1 received Pre-Market Approval ("PMA") as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market FC1 throughout the European Union. In addition to the United States and the EU, several other countries have formally reviewed and approved FC1 for sale, including Canada, Australia, Japan and India.

The Company believes that FC1's PMA and FDA classification as a Class III Medical Device create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

FC2 received the CE mark which allows it to be marketed throughout the European Union. FC2 has also been approved by regulatory authorities in both Brazil and India. On January 8, 2008, the Company submitted the FC2 pre-market approval application (PMA) to the FDA.  The FDA accepted it for review on January 28, 2008. In December 2008, the FDA’s OB/GYN Device Advisory Committee unanimously recommended approval of the FC2 female condom with a single condition.  The condition is that the product labeling include specific labeling information referencing FC1 studies.  The Company is currently working on the last step in the approval process regarding FC2 package labeling and directions.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC1 and FC2.

Strategy

The Company’s strategy is to fully develop the market for FC1 and FC2 on a global basis. In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), UNAIDS, USAID, country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with prevention program and technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC1 in London, England.  To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product less costly to produce which is available at a lower price than FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s business partner, Hindustan Latex Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007. In fiscal 2008, FC2 comprised 40% of the units sold.

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company markets FC1 directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.  FC2 is being sold commercially in India, France and Brazil.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC1 to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.60 to $0.65, depending on contractual volumes. Under the agreement, UNAIDS and the Company cooperate in educational efforts and marketing FC1 in developing countries. Sales of FC1 are made directly to international public agencies and to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2009, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC1 is available in over 90 countries through public sector distribution.

In May 2006, the Company received an initial order for 500,100 FC1 female condoms from the National AIDS Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India.  The order, placed through UNFPA, supplied female condoms for NACO’s year-long program effectiveness study.  The female condoms were distributed to 60,000 women at 13 sites in eight states. Because the pilot project was highly successful showing consistent use of FC1, NACO decided to scale up the program under which women are trained on how to use the female condom. In June 2008, the Company and HLL were successful in winning an order from NACO.  The order, for 1.5 million FC2 female condoms, was manufactured in Kochi, India, in HLL’s newly commissioned factory and will be used in the scaled up prevention program.

The Company sells FC1 in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC1 is currently available in 125 locations in New York City, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units, it is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.

Manufacturing Facilities

FC1
The Company manufactures FC1 in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year with additional investment in equipment.

FC2
The Company began end-stage production of FC2 within a 1,900 square foot leased facility located in Selangor D.E., Malaysia.  That lease terminated on December 31, 2007, after production was relocated to a larger facility.  On September 1, 2007, the Company leased 16,000 sq. ft. of production space in Selangor D.E., Malaysia to house the expanding operations.  Manufacturing began in that location in December, 2007.  Current production capacity in Malaysia is 30 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its business partner, Hindustan Latex Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.  In June, 2008, NACO placed an order of 1.5 million FC2 units for distribution in India.

FHC’s total FC2 production capacity is 37.5 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

Government Regulation

FC1 received PMA as a Class III Medical Device from the FDA in 1993. The extensive clinical testing and scientific data required for FDA approval laid the foundation for approvals throughout the rest of the world, including receipt of a CE Mark in 1997 which allows the Company to market FC1 throughout the European Union. In addition to the United States and the EU, several other countries have formally reviewed and approved FC1 for sale, including Canada, Australia, Japan and India.

The Company believes that FC1's PMA and FDA classification as a Class III Medical Device create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

FC2 received the CE Mark which allows it to be marketed throughout the European Union.  FC2 has also been approved by both Brazil’s and India’s Regulatory authorities.

In the U.S., FC1 is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC1 is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.  On January 8, 2008, the Company submitted the FC2 pre-market approval application (PMA) to the FDA.  The FDA accepted it for review on January 28, 2008. The FDA’s OB/GYN Device Advisory Committee unanimously voted at its December 11, 2008 meeting that the Company’s second-generation female condom, the FC2 female condom be approved with a single condition.  The condition is that the product labeling include specific labeling information referencing FC1 studies.  The Company is currently working on the last step in the approval process regarding FC2 package labeling and directions.

Competition

The Company's female condom participates in the same market as male condoms but is not seen as directly competing with male condoms. Rather, the Company believes that providing FC1 and FC2 is additive in terms of prevention and choice. Latex male condoms cost less and have brand names that are more widely recognized than FC1 or FC2. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

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

Patents and Trademarks

The Company currently holds product and technology patents for FC1 in the United States. The Company’s current United States patents expire between 2009 and 2014. The Company understands these U.S. patents to cover FC1 as sold.  The patents are generally directed to the structural aspects of the product.  The Company also has patents covering technology and products relating to FC1 in Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, South Korea and Australia.  These patents expire from 2009 to 2013.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process.  There can be no assurance; these patents may provide the Company with protection against copycat products entering the U.S. market during the pendency of the patents.  FC2 patents have been issued in both South Africa and Australia.

The Company has the registered trademark “FC Female Condom” in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC1 female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position. The Company has registered the trademark “FC2 Female Condom” in the United States.

Overview

The Company manufactures, markets and sells the FC1 female condom, the only FDA-approved product under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS.  During 2003, the Company began development of its second generation female condom, FC2, which was completed in 2005.  In August 2006, after a stringent technical review, the WHO cleared it for purchase by UN agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  On January 8, 2008, the Company submitted the FC2 pre-market approval application (PMA) to the FDA.  The FDA accepted it for review on January 28, 2008. In December 2008, the FDA’s OB/GYN Device Advisory Committee unanimously recommended approval of the FC2 female condom with a single condition.  The condition is that the product labeling include specific labeling information referencing FC1 studies.  The Company is currently working on the last step in the approval process regarding FC2 package labeling and directions.

Revenues.  Most of the Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, Hindustan Latex Limited.  Such revenue appears as royalties on the Unaudited Condensed Consolidated Statement of Income for the quarter ended December 31, 2008.  There was no royalty revenue reported in the quarter ended December 31, 2007.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●
The Company sells FC1 to the global public sector under the umbrella of its agreement with UNAIDS.  This agreement facilitates the availability and distribution of the female condom at a reduced price based on the Company's cost of production.  The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.60 to $0.65, depending on contractual volumes.  Currently, the FC1 is available in over 90 countries through public sector distribution.

●	The Company sells FC1 to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries.

●	The Company sells FC1 in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

●
The Company markets FC1 directly in the United Kingdom. The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

Occasionally, significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business.

Because the Company manufactures FC1 in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in either British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with fluctuations in the exchange rate of the Malaysian ringgit (MYR) relative to the British pounds sterling, and the British pounds sterling relative to the United States dollar. In the first quarter of fiscal 2009, the Malaysian ringgit MYR strengthened against the British pounds sterling (GBP), creating a foreign currency gain of approximately $415,000.  During the quarter ended December 31, 2008, the U.S. dollar also strengthened relative to the British pounds sterling (GBP), generating approximately $779,000 in foreign currency gain.  However, the lower value of the British pounds sterling (average conversion rate for the first quarter of fiscal 2009 of 1.47 U.S. dollars to a British pound sterling), as compared to the first quarter last year (average conversion rate for the quarter of 2.05 U.S. dollars to a British pound sterling) had the effect of reducing first quarter 2009 net revenues, cost of sales and operating expenses of the U.K. subsidiary as compared to the first quarter of fiscal 2008.  The overall impact is a reduction in operating income, partially offset by a foreign exchange gain.  The Company also realized a foreign exchange gain on the value of the U.K. subsidiary's cash and receivables denominated in U.S. currency.  On an ongoing basis, management continues to evaluate the Company's commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate.

Expenses.  The Company manufactures FC1 at its facility located in the United Kingdom and FC2 at its facility located in Selangor D.E., Malaysia.  The Company's sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the female condom, principally polyurethane for FC1 and a nitrile polymer for FC2.  Indirect product costs include logistics, quality control, and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In both quarters ending December 31, 2008 and 2007, the Company has increased selling prices wherever possible to offset such cost increases.

As noted above, the Company's manufacturing costs are subject to currency risks associated with changes in the exchange rate of the Malaysian ringgit relative to British pounds sterling and British pounds sterling relative to the United States dollar.  To date, the Company's management has not deemed it appropriate to utilize currency hedging strategies to manage its currency risks.  A decrease of the value of the U.S. dollar compared to British pounds sterling has the effect of increasing the Company's cost of sales and decreasing its gross profit margin.  When the U.S. dollar strengthens against British pounds sterling, the opposite impact occurs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

The Company had net revenues of $5,344,838 and net income attributable to common stockholders of $1,608,816 or $0.06 per diluted share, for the three months ended December 31, 2008 compared to net revenues of $5,734,751 and net income attributable to common stockholders of $813,968, or $0.03 per diluted share, for the three months ended December 31, 2007.

Gross profit increased $75,078, or 3%, to $2,441,194 for the three months ended December 31, 2008 from $2,366,116 for the three months ended December 31, 2007.  Gross profit was positively impacted by the increased unit volume.

Net revenues decreased $389,913, or 7%, for the three months ended December 31, 2008 compared with the same period last year.  The revenue decrease was the result of a higher percentage of the lower-price FC2 in the unit sales mix for the first quarter of fiscal 2009.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.  The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales decreased $464,991, or 14%, to $2,903,644 for the three months ended December 31, 2008 from $3,368,635 for the same period last year.  The decrease is due to the higher concentration of FC2, which is more economical to manufacture than FC1, in the sales mix for the first quarter of fiscal 2009.

Advertising and promotion expenditures increased $29,276 to $70,794 for the three months ended December 31, 2008 from $41,518 for the same period in the prior year.  The increase is due to a one-time special public relations program intended to emphasize the global importance of FC2’s FDA approval.

Selling, general and administrative expenses increased $367,221, or 25%, to $1,861,045 for the three months ended December 31, 2008 from $1,493,824 for the three months ended December 31, 2007.  The increased cost resulted from higher compensation costs related to fiscal year 2008 staffing additions, consulting fees for Sarbanes-Oxley-related review of internal control over financial reporting and the impact of the higher FHC stock price on incentive plans.

Research and development cost decreased $30,709 to $70,420 for the three months ended December 31, 2008 from $101,129 for the same period in the prior year. The costs for both periods are related to preparation and support of the FC2 PMA submission.  The fiscal 2009 expenses included one-time costs related to preparation for and participation in the December 2008 FDA OB/GYN Device Advisory Panel hearing to consider FC2 approval.

The operating expenses for the first quarter of fiscal 2009 include significant one-time expenses such as costs incurred to support the FC2 PMA submission, costs of preparing for and participating in the December 2008 FDA OB/GYN Devce Advisory Panel and the costs of a public relations campaign highlighting the urgent global need for the FC2 FDA approval.

Operating income for the three months ended December 31, 2008, was $438,935 versus $729,645 in the same period last year, a decrease of $290,710 or 40%.  The decrease was primarily due to a favorable increase in gross profit being more than offset by increased operating expenses.

Interest, net and other income for the three months ended December 31, 2008 was $8,889, a decrease of $719 from the same period in fiscal year 2008, when net interest income was $9,608.  The impact of foreign currency transactions for the first quarter of fiscal year 2009 was a gain of $1,194,107 compared to a gain of $115,358 for the same period last year.  In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.

Under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating carryforwards in the future.  The Company will evaluate annually and, if appropriate, record a tax benefit.

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

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from female condoms, its only current product. While management believes the global potential for the female condom is significant, the ultimate level of consumer demand around the world is not yet known.

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

Global Market and Foreign Currency Risks

The Company manufactures FC1 in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of foreign currencies relative to the United States dollar.

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

Government Regulation

The FC1 female condom is subject to regulation by the FDA pursuant to the federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

In the first three months of fiscal 2009, the Company generated $3.4 million in positive cash flow from operations as a result of increased sales volume and improved gross margins. During the first three months of fiscal 2008, cash provided by operations was $1.3 million.

Accounts receivable decreased from $6,810,050 at September 30, 2008 to $3,444,439 at December 31, 2008.  The decrease was primarily due to a difference in the timing and delivery of the U.K subsidiary’s production of U.S. labeled product to be sold by U.S. parent company to its customers.  In the first quarter of fiscal 2008, intercompany production and delivery occurred early in the quarter.  Production and sales to ex-US customers took place in the second half of the quarter, causing a quarter-end increase in accounts receivable.  In the first quarter of fiscal 2009,  production and delivery of U.S. labeled product to the U.S. parent company for sale to its customers took place late in the quarter.  As the U.K. subsidiary’s sales to ex-U.S. customers were spread throughout the quarter, some sales were billed and collected within the quarter, reducing the period end accounts receivable balance.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 79 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

At December 31, 2008, the Company had working capital of $8.1 million and stockholders' equity of $8.7 million compared to working capital of $9.2 million and stockholders' equity of $9.7 million as of September 30, 2008.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank, expiring July 1, 2009, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 0.5% (prime rate was 3.25% at December 31, 2008). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at December 31, 2008.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In the first quarter of both fiscal 2009 and fiscal 2008 the Company has, where possible, increased selling prices to offset such increases in costs.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c) –

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. Later in 2007, the buy-back period was extended to December 31, 2008. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  Through December 31, 2008, the Company has repurchased 1,299,400 shares of common stock.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2008
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Period:
October 1, 2007 – September 30, 2008	667,600	2.65	841,000	1,159,000
October 1, 2008 – October 31, 2008	301,900	3.02	1,142,900	857,100
November 1, 2008 - November 30, 2008	-	-	1,142,900	857,100
December 1, 2008 – December 31, 2008	156,500	3.19	1,299,400	700,600
Quarterly Subtotal	458,400	3.08	458,400	-
Total	1,299,400	2.73	1,299,400	700,600

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)
_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE: February 10, 2009

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: February 10, 2009

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer