Form 10-Q
period 2009-03-31
FEMALE HEALTH CO
filed 2009-05-08
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Wes site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                              Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

         As of May 6, 2009, the registrant had 27,372,225 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Items 1 – 5	32

Exhibits	33

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	September 30, 2008
Current Assets:
Cash	$1,546,277	$1,922,148
Restricted cash	202,696	211,873
Accounts receivable, net	6,062,108	6,810,050
Inventories, net	1,576,040	1,322,652
Prepaid expenses and other current assets	333,369	414,040
Deferred income taxes	1,600,000	1,600,000
TOTAL CURRENT ASSETS	11,320,490	12,280,763

Other Assets	56,664	55,330

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	372,097	-
Equipment, furniture and fixtures	5,228,661	6,046,283
Total equipment, furniture and fixtures	5,600,758	6,046,283
Less accumulated depreciation and amortization	3,856,695	4,551,638
	1,744,063	1,494,645
TOTAL ASSETS	$13,121,217	$13,830,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$937,422	$621,115
Accrued expenses and other current liabilities	1,756,485	2,385,540
Preferred dividends payable	22,780	25,068
TOTAL CURRENT LIABILITIES	2,716,687	3,031,723

Obligations under capital leases	23,102	49,597
Deferred gain on sale of facility	627,538	836,733
Deferred grant income	151,369	203,483
TOTAL LIABILITIES	3,518,696	4,121,536

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	2,761	3,076
Common stock	273,722	271,129
Additional paid-in-capital	65,559,181	65,366,130
Accumulated other comprehensive loss	(1,449,906)	(162,705)
Accumulated deficit	(50,038,369)	(53,598,971)
Treasury stock, at cost	(4,744,868)	(2,169,457)
TOTAL STOCKHOLDERS’ EQUITY	9,602,521	9,709,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,121,217	$13,830,738

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008

Product sales	$7,274,570	$6,396,333
Royalty income	44,939	4,944
Net revenues	7,319,509	6,401,277

Cost of sales	3,426,574	3,728,630

Gross profit	3,892,935	2,672,647

Advertising and promotion	30,377	68,858
Selling, general and administrative	1,587,723	1,690,409
Research and development	24,354	86,247

Total operating expenses	1,642,454	1,845,514

Operating income	2,250,481	827,133

Interest, net and other expense (income)	590	(7,057)
Foreign currency transaction losses	194,286	5,053
	194,876	(2,004)

Income before income taxes	2,055,605	829,137

Income tax expense (benefit)	81,039	(377,000)

Net income	1,974,566	1,206,137

Preferred dividends, Class A, Series 1	-	2,792
Preferred dividends, Class A, Series 3	22,780	37,409

Net income attributable to common stockholders	$1,951,786	$1,165,936

Basic earnings per common share outstanding	$0.08	$0.04

Basic weighted average common shares outstanding	25,489,097	26,087,245

Diluted earnings per common share outstanding	$0.07	$0.04

Diluted weighted average common shares outstanding	27,747,588	28,403,263

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2009	2008

Product sales	$12,586,026	$12,131,084
Royalty income	78,321	4,944
Net revenues	12,664,347	12,136,028

Cost of sales	6,330,218	7,097,265

Gross profit	6,334,129	5,038,763

Advertising and promotion	101,171	110,376
Selling, general and administrative	3,448,767	3,184,232
Research and development	94,774	187,376

Total operating expenses	3,644,712	3,481,984

Operating income	2,689,417	1,556,779

Interest, net and other income	(8,299)	(16,666)
Foreign currency transaction gain	(999,820)	(110,304)
	(1,008,119)	(126,970)

Income before income taxes	3,697,536	1,683,749

Income tax expense (benefit)	89,579	(377,000)

Net income	3,607,957	2,060,749

Preferred dividends, Class A, Series 1	-	5,615
Preferred dividends, Class A, Series 3	47,355	75,230

Net income attributable to common stockholders	$3,560,602	$1,979,904

Basic earnings per common share outstanding	$0.14	$0.08

Basic weighted average common shares outstanding	25,656,480	26,104,540

Diluted earnings per common share outstanding	$0.13	$0.07

Diluted weighted average common shares outstanding	27,852,443	28,501,611

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended March 31,
	2009	2008

OPERATIONS
Net income	$3,607,957	$2,060,749
Adjustment for noncash items:
Depreciation and amortization	55,490	85,289
Amortization of deferred gain on sale/leaseback	(42,936)	(57,444)
Amortization of deferred income from grant - BLCF	(11,757)	(8,232)
Interest added to certificate of deposit	(1,334)	(1,279)
Amortization of unearned consulting fees	-	57,000
Employee stock compensation	149,184	172,819
Deferred income taxes	-	(377,000)
Loss on disposal of fixed assets	-	6,420
Changes in operating assets and liabilities	(480,575)	426,679
Net cash provided by operating activities	3,276,029	2,365,001

INVESTING ACTIVITIES
Decrease (increase) in restricted cash	9,177	(149,845)
Proceeds from disposal of fixed assets	-	14,151
Capital expenditures	(516,913)	(321,441)
Net cash used in investing activities	(507,736)	(457,135)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	39,900	182,250
Proceeds from exercise of warrants	-	422,500
Purchases of common stock for treasury shares	(2,575,411)	(629,032)
Dividends paid on preferred stock	(49,643)	(82,856)
Payment on capital lease obligations	(18,766)	(13,073)
Net cash used in financing activities	(2,603,920)	(120,211)

Effect of exchange rate changes on cash	(540,244)	(123,040)

Net (decrease) increase in cash	(375,871)	1,664,615
Cash at beginning of period	1,922,148	799,421

CASH AT END OF PERIOD	$1,546,277	$2,464,036

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$72,688	$29,295
Preferred dividends declared	22,780	43,024
Foreign currency translation adjustment	(1,287,201)	(212,329)

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

Operating results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiary, The Female Health Company - UK, plc as well as The Female Health Company (M) SDN. BHD, a wholly owned subsidiary of The Female Health Company-UK. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the female condom.  The original female condom is known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S.; the second generation product is known as FC2 throughout the world.  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries. The product is marketed in 15 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 78 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

Under an interim agreement, the Company authorized HLL Lifecare Limited ("HLL") to produce FC2 for sale in India in exchange for a royalty per unit.

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

Settlement of Intercompany Loan:

In December, 2008, a long term intercompany loan from the U.S. parent to the U.K. subsidiary in the amount of $3,572,733 was retired in exchange for a reduction in the intercompany trade accounts payable to the U.K. subsidiary from the U.S. parent company.  The settlement of this long term intercompany loan resulted in a foreign currency translation loss of approximately $135,000 which is recognized as a decrease to accumulated other comprehensive income. Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.

Reclassification:

Certain items in the financial statements for the three months and six months ended March 31, 2008 have been reclassified to be consistent with the presentation shown for the three months and six months ended March 31, 2009.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Denominator:
Weighted average common shares
outstanding – basic	25,489,097	26,087,245	25,656,480	26,104,540
Net effect of dilutive securities:
Options	927,315	796,512	887,138	850,327
Warrants	830,368	722,629	808,017	749,867
Convertible preferred stock	276,058	529,377	276,058	529,377
Unvested restricted shares	224,750	267,500	224,750	267,500
Total net effect of dilutive securities	2,258,491	2,316,018	2,195,963	2,397,071
Weighted average common shares
outstanding – diluted	27,747,588	28,403,263	27,852,443	28,501,611
Earnings per common share – basic	$0.08	$0.04	$0.14	$0.08
Earnings per common share – diluted	$0.07	$0.04	$0.13	$0.07

All the outstanding warrants were included in the computation of diluted net income per share during the three and six months ended March 31, 2009.  Warrants to purchase approximately 50,000 shares of common stock at an exercise price of $2.65 that were outstanding during the three and six months ended March 31, 2008, were not included in the computation of diluted net income per share because the effect was anti-dilutive. These warrants will expire in July 2009.  All the outstanding stock options were also included in the computation for the three and six months ended March 31, 2009 and 2008.

NOTE 3 - Comprehensive Income

Total comprehensive income was $1,977,791 for the three months ended March 31, 2009 and $1,212,041 for the three months ended March 31, 2008.  Total comprehensive income was $2,320,756 for the six months ended March 31, 2009 and $1,848,420 for the six months ended March 31, 2008.

NOTE 4 - Inventories

The components of inventory consist of the following:

	March 31, 2009	September 30, 2008
Raw material and work in process	$1,257,546	$1,045,150
Finished goods	386,494	323,502
Inventory, gross	1,644,040	1,368,652
Less: inventory reserves	(68,000)	(46,000)
Inventory, net	$1,576,040	$1,322,652

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

The Company recognized share-based compensation expense for stock options of approximately $12,000 and $24,000 in selling, general and administrative expenses in the statements of income for the three and six months ended March 31, 2009, respectively, and $14,000 and $33,000 for the three and six months ended March 31, 2008, respectively.

The Company did not grant any options during the six months ended March 31, 2009 or 2008.

The following table summarizes the Company’s option activity during the six months ended March 31, 2009:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	2,439,980	$1.41
Granted	-	-
Exercised	(28,500)	1.40
Expired or forfeited	-	-
Outstanding at March 31, 2009	2,411,480	$1.41

During the three and six months ended March 31, 2009, proceeds of $32,900 and $39,900, respectively, were received from the exercise of stock options.  During the three and six months ended March 31, 2008, proceeds of $182,250 were received from the exercise of stock options.  The intrinsic value of the options exercised was $57,565 for the six months ended March 31, 2009.  There was no realized tax benefit from options exercised for the three and six months ended March 31, 2009 based on the “with and without” approach.

The following table summarizes the stock options outstanding and exerciserable at March 31, 2009:

	Number Outstanding At 03/31/09	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exerciserable At 03/31/09	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Wghted. Avg. Remaining Life
Total	2,411,480	4.38	$1.41	$5,502,789	2,386,480	$1.41	$5,442,289	4.35

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $3.69 as of the last business day of the period ended March 31, 2009.  As of March 31, 2009, the Company had unrecognized compensation expenses of $25,800 related to unvested stock options.  These expenses will be recognized over approximately 6.5 months.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years and/or the issuances may be contingent on continued employment for periods that range from one to three years.

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan.  As of March 31, 2009, 280,817 shares had been issued under the plan, 62,567 of them in the quarter then ended.  All of these grants under the plan have been in the form of restricted stock or other share grants and not in the form of stock options.

As of March 31, 2009, there was approximately $549,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements. The expense will be recognized over the weighted average period of approximately 2.0 years.

The Company granted 216,000 shares of restricted stock during the six months ended March 31, 2009. The fair value of the awards granted was approximately $669,000. All such shares of restricted stock vest between September 2009 and December 2011, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. Approximately 28,000 and 42,000 of these shares vested during the three and six months ended March 31, 2009, respectively. The Company granted 38,000 shares of restricted stock during the six months ended March 31, 2008. The fair value of the awards granted was approximately $88,000. All of these shares vested between September 30 and November 1, 2008.

The Company recognized share-based compensation expense for restricted stock of approximately $84,000 and $125,000 for the three and six months ended March 31, 2009 and $70,000, and $197,000 for the three and six months ended March 31, 2008, respectively, in selling, general and administrative expenses in the statements of income for those periods.

No shares of restricted stock were forfeited during the six months ended March 31, 2009 or March 31, 2008.

Common Stock Purchase Warrants

No warrants were issued in the six months ended March 31, 2009 or March 31, 2008.

During the three and six months ended March 31, 2009, warrant holders exercised 40,000 warrants using the cashless exercise option available within the warrant agreements which entitled them to 26,021 shares of common stock.  During the three and six months ended March 31, 2008, warrant holders exercised 50,000 and 290,000 warrants, respectively, for cash which provided proceeds of $62,500 and $422,500, respectively, from the warrant exercises.

At March 31, 2009, 1,186,500 warrants were outstanding and exercisable with weighted average remaining contractual lives of 4.63 years.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through March 31, 2009, the total number of shares repurchased by the Company is 1,599,500.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2009
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – December 31, 2008	1,299,400	$2.73	1,299,400	700,600
January 1, 2009 – January 31, 2009	260,000	3.91	1,559,400	440,600
February 1, 2009 - February 28, 2009	35,100	3.68	1,594,500	1,405,500
March 1, 2009 – March 31, 2009	5,000	3.70	1,599,500	1,400,500
Quarterly Subtotal	300,100	$3.88	300,100
Total	1,599,500	$2.95	1,599,500	1,400,500

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	(Amounts in thousands)
	Product Sales to External Customers For The Six Months Ended March 31,				Long-Lived Assets As of
					March 31,	September 30,
	2009		2008		2009	2008
South Africa	$1,240		$1,866	(1)	$-	$-
Zimbabwe	2,232	(1)	2,173	(1)	-	-
France	*		767		-	-
United States	1,010		1,064		232	194
Brazil	1,039		1,138		-	-
Namibia	*		647		-	-
Tanzania	*		749		-	-
Papua New Guinea	886		*		-	-
Netherlands	853		*		-	-
India	*		*		129	174
United Kingdom	*		*		160	171
Malaysia	*		*		1,280	1,011
Other	5,326		3,727		-	-
	$12,586		$12,131		$1,801	$1,550
* Less than 5 percent of total net sales (1) Comprised of a customer that is considered to be a major customer (exceeds 10% of net sales).

NOTE 8 – Commitments and Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

In March, 2009, the Company announced plans to expand FC2 manufacturing capacity at its Malaysia manufacturing facility by 150%.  The expansion will increase capacity from approximately 30 million units annually to approximately 75-80 million units annually.  The expansion, which will add six additional production lines to the four currently in place, is expected to be completed by the fourth quarter of fiscal year 2009.  As of March 31, 2009, the Company has made purchase commitments for the expansion project of approximately $900,000.  Deposits of $372,000 have been made against the commitments as of March 31, 2009.  The balance of approximately $528,000 is scheduled to be paid by June 30, 2009.  The Company expects to self-fund the expansion from existing cash and cash generated from operations.

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

The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocates its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses are credited to income in the quarter incurred.  Grant proceeds for capital expenditure are deferred and released to income in line with the depreciation of the relevant assets.  The reimbursement portion of the project concluded in the period ended March 31, 2008, with the final reimbursement of $1,816.  Amortization of deferred grant proceeds were $5,607 and $11,757 for the three and six months ended March 31, 2009, respectively, and $5,420 and $8,232 for the three and six months ended March 31, 2008, respectively.

NOTE 10 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss and tax credit carryforwards.

In evaluating its ability to realize its deferred tax assets the Company considers all available positive and negative evidence including its past operating results and its forecast of future taxable income. In determining future taxable income, the Company makes assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business.  Evaluation and, if appropriate, recognition of a fiscal year 2009 tax benefit will be evaluated at year end.  However, an evaluation would be made and a benefit recognized, if appropriate, if something material changed in an interim period.

As of March 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $41,601,000 and $22,134,000, respectively, for income tax purposes expiring in years 2009 to 2028.  The Company’s UK subsidiary, The Female Health Company-UK, plc has UK net operating loss carryforwards of approximately $65,166,000 as of March 31, 2009.  These UK net operating loss carryforwards can be carried forward indefinitely to offset future UK taxable income.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before taxes for the three and six months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Income tax expense at statutory rates	$699,000	$281,000	$1,257,000	$572,000
State income tax, net of federal benefits	108,000	44,000	195,000	89,000
Non-deductible expenses	(19,000)	41,000	(38,000)	65,000
Effect of foreign income tax	5,650	-	14,190	-
Effect of U.S. AMT income tax expense	75,389	-	75,389	-
Effect of U.S. income tax benefit	-	(377,000)	-	(377,000)
Utilization of NOL carryforwards	(646,000)	(353,000)	(1,133,000)	(565,000)
Decrease in valuation allowance	(142,000)	(13,000)	(281,000)	(161,000)
Income tax expense (benefit)	$81,039	$(377,000)	$89,579	$(377,000)

Note 11 – Class A Preferred Stock – Series 3

In February 2009, 31,546 shares of Class A Preferred Stock – Series 3 were converted to 31,546 shares of common stock.  In April 2008, the Company repurchased 150,000 shares of Class A Preferred Stock – Series 3, which is subject to a 10% dividend, paid quarterly. The shares were repurchased at $3.17 per share for a total of $475,000.  The shares were purchased at the same per share price at which they were sold to the shareholder.  The repurchased preferred shares have been retired.

NOTE 12 - Recent Accounting Pronouncements

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

The Company currently does not have any fair value measurements. Substantially all of the Company’s cash and cash equivalents, as well as restricted cash, are held in demand deposits, including money market accounts, with its bank.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the FC female condom (FC1 and FC2), the only products under a woman's control that are approved by the U.S. Food and Drug Administration (FDA). These products provide dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS.

FC1 has undergone extensive testing for efficacy, safety and acceptability, not only in the United States but also in many countries around the world. Certain of these studies show that having FC1 available allows women to have more options, resulting in an increase in protected sex acts and a decrease in STIs, including HIV/AIDS.  FC1 is currently sold or available through various channels in 116 countries. It is commercially marketed directly to consumers in 15 countries by various country specific partners, including in the United States, the United Kingdom, Canada and France. Currently, public sector female condom programs in various stages are ongoing in over 90 countries.

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in 77 countries.  It is sold directly to consumers in 3 countries.

Products

Currently, there are only four FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse:  the male latex condom, the male polyurethane condom, FC1 and FC2.  FC1 and FC2 are the only FDA approved products controlled by women that prevent sexually transmitted diseases including HIV/AIDS.  FC2, which has been marketed internationally since 2007, is expected to be available in the United States in the late summer of 2009.

FC1 is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC1 consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC1 lines the vagina, preventing skin-to-skin contact during intercourse.

FC2, the second generation female condom, is made of a nitrile polymer.  FC2 consists of a soft, loose fitting sheath, a rolled outer ring made of the nitrile polymer and one flexible inner ring made of polyurethane.  FC2’s reduced manufacturing cost results from a less expensive raw material and the product being produced by a more automated process in a more economical manufacturing environment.  As a result of its reduced manufacturing cost, the Company offers FC2 at a lower price than FC1.

On March 10, 2009, FC2 received FDA approval as a Class III medical device.  FC2 is expected to be available in the United States in late summer of 2009. FDA approval will also enable the United States Agency for International Development (USAID) to procure FC2 for distribution for global HIV/AIDS prevention programs.  In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  In addition, based on a rigorous scientific review in 2006, the World Health Organization (WHO) agreed that FC2 does perform in the same manner as FC1 and recommended that FC2 can be purchased by UN agencies.  Since then, over 27 million FC2 female condoms have been distributed in 77 countries.

FC1 and FC2 are not seen by the Company as competing with the male condom, but rather as alternatives to either male condom use or to unprotected sex.

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

Global Market Potential

The only means of preventing sexual transmission of HIV/AIDS, besides abstinence, is condoms, male and female.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Unfortunately, the development attempts have not been successful to date:  four microbicides have failed in clinical trials and the most promising HIV/AIDS vaccine under development has also failed.  Thus, HIV/AIDS prevention is focused on condoms, male and female.  The Company’s Female Condoms, (FC1 and FC2) are the only products approved by the FDA and cleared by WHO for purchase by U.N. agencies that, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS), and unintended pregnancy.

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

In the United States, the Centers for Disease Control and Prevention (CDC) reported in 2006 that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly Black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Data from the 2005 census show that together, African American and Hispanic women represent 24% of all U.S. women.  However, women in these two groups accounted for 82% of the estimated total of AIDS diagnoses for women in 2005.

For the most recent year in which data are available (2004), the CDC reported that HIV infection was:

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

In March 2008, the CDC announced that a recent study indicated that 26% of female adolescents in the United States have at least one of the most common sexually transmitted infections (STI’s).  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STI’s among adolescent women in the United States.

In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex.  Among these girls, the STI prevalence was 40 percent.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually. The global public sector market for male condoms is estimated to have been greater than 10 billion units annually since 2005. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

The FC Female Condom and the Male Condom

Currently, there are only four FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom and the FC1 (polyurethane) and FC2 (nitrile polymer) female condoms.  FC1 and FC2 are the only FDA approved products, whose use are controlled by women, that prevent sexually transmitted infections including HIV/AIDS.  Both FC1 and FC2 are alternatives to male condoms, for reasons of either choice or latex sensitivity.

Studies show that both FC1’s polyurethane and FC2’s nitrile polymer are safe, strong materials and that method failure rates are similar to that of male condoms.  FHC’s female condoms offer a number of benefits over natural rubber latex, the material that is most commonly used in male condoms. Unlike natural rubber latex, both materials quickly transfer heat, so the female condom quickly warms to body temperature after insertion, which may enhance pleasure and sensation during use. Unlike the male condom, the female condom may be inserted in advance of arousal, eliminating disruption during sexual intimacy. Use of the female condom is not dependent on the male erection, does not require immediate withdrawal and is not tight or constricting.  The female condoms can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  The products also offer an alternative to natural rubber latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to either FC1 polyurethane or the FC2 nitrile polymer.

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

In October 2006, a study regarding FC2 entitled “Country-wide distribution of the nitrile female condom (FC2) in Brazil and South Africa: a cost effectiveness analysis” was published in AIDS. The results of the study estimate that expanded distribution of FC2 in Brazil and South Africa may avert hundreds to thousands of HIV infections annually at an incremental cost to government or donors that is less than that of antiretroviral therapy. The study also determined that if only 16.6 million FC2 female condoms were distributed in South Africa, almost 10,000 HIV infections would be prevented. If 53.7 million FC2 female condoms were distributed, 32,000 HIV infections were estimated to be prevented. Comparing the dollar value of health care costs averted with the cost of distributing the female condoms, the total cost savings would be between $5.3 million and $35.7 million. Similarly, if 26.2 million female condoms were distributed in Brazil, an estimated 600 HIV infections would be averted. If 84.8 million female condoms were distributed, 2,000 new HIV infections could be prevented. In total, the savings in Brazil alone could range from $1.1 million to $27 million.

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

On March 10, 2009, the Company received FDA’s pre-market approval of FC2 as a Class III Medical Device, which allows FHC to market the product in the United States and which enables the United States Agency for International Development (USAID) to distribute FC2 globally.  FC2 has received the CE mark which allows it to be marketed throughout the European Union.  FC2 has also been approved by regulatory authorities in Brazil and India.

The Company believes that FC1 and FC2 female condoms’ PMA’s and FDA classification as Class III Medical Devices create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC1 and FC2.

Strategy

The Company’s strategy is to fully develop the market for FC1 and FC2 on a global basis. The Company’s objectives in accomplishing this are to increase access to Female Condoms worldwide, significantly reduce the incidence of sexually transmitted infections, and to reduce health care costs.  In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the Joint United Nations Programme on HIV/AIDS (UNAIDS),  the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with prevention program and technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC1, in London, England.  To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product less costly to produce which is available at a lower price than FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s business partner, HLL Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007. As of March 31, 2009, more than 27 million units of FC2 have been sold internationally.

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company markets FC1 directly in the United Kingdom. The Company has distribution agreements with commercial partners which market FC1 directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.  FC2 is being sold direct to consumers in India, France and Brazil.  Having obtained FDA approval of FC2, the Company is seeking a partner to commercialize it in the United States.

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

In May 2006, the Company received an initial order for 500,100 FC1 female condoms from the National AIDS Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India.  The order, placed through UNFPA, supplied female condoms for NACO’s year-long program effectiveness study.  The female condoms were distributed to 60,000 women at 13 sites in eight states. Because the pilot project was highly successful showing consistent use of FC1, NACO decided to scale up the program under which women are trained on how to use the female condom. In June 2008, the Company and HLL were successful in winning an order from NACO for 1.5 million FC2 female condoms to be used in its scaled up HIV/AIDS prevention program.  In April, 2009, a NACO order was received for another 1.5 million units. The new NACO order will be produced in HLL Lifecare Limited’s Kochi, India factory, as was its previous order.

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

FC2
The Company’s end-stage production of FC2 began in a 1,900 square foot leased facility located in Selangor D.E., Malaysia, under a lease that terminated on December 31, 2007, after production had been relocated.  On September 1, 2007, the Company leased 16,000 sq. ft. of production space in Selangor D.E., Malaysia to house the expanding operations.  Manufacturing began in that location in December, 2007.  In March, 2009, upon FDA’s approval of FC2, the Company announced a 150% expansion of the existing production capacity of 30 million units annually.  The addition of six more manufacturing lines will bring total capacity to approximately 75-80 million FC2 units annually.  The expansion is expected to be completed in the fourth quarter of fiscal 2009.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its business partner, HLL Lifecare Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.  In June, 2008, NACO placed an order of 1.5 million FC2 units for distribution in its HIV/AIDS prevention program in India.  In April, 2009, NACO followed-up with a second order for 1.5 million units.

FHC’s total FC2 production capacity will be approximately 85 million units annually when the current expansion project is completed.  The Company intends to expand its capacity at existing locations and/or additional manufacturing locations as demand for FC2 increases.

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

FHC received approval of its FC2 PMA as a Class III Medical Device from the FDA in March, 2009.  Additionally, FC2 has the CE Mark which allows it to be marketed throughout the European Union and has been approved by both Brazil’s and India’s Regulatory authorities.

The Company believes that FC1 and FC2 female condoms’ PMA and FDA classifications as Class III Medical Devices create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

In the U.S., both FC1 and FC2 are regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that the device is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

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

Overview

The Company manufactures, markets and sells the FC1 and FC2 female condom, the only FDA-approved products under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted diseases, including HIV/AIDS.

Revenues.  Most of the Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, HLL Lifecare Limited.  Such revenue appears as royalties on the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2009 and March 31, 2008.  Royalty revenues of $44,039 and $78,321 were reported for the three and six months ended March 31, 2009, respectively.  For the three and six months ended March 31, 2008, royalty revenues were $4,944.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and through partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●	The Company sells FC1 to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitates the availability and distribution of the FC1 female condom at a reduced price based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.60 to $0.65, depending on contractual volumes. Currently, FC1 is available in over 90 countries through public sector distribution.

●	The Company sells FC1 to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries. Given FDA approval of FC2 in March, 2009 plans are in process to begin USAID purchases of FC2.

●	The Company sells FC1 in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. Given FDA approval of FC2 in March, 2009 plans are in process to distribute FC2 to the public sector in the United States.

●	The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, United Kingdom, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

Occasionally, significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business.

Because the Company manufactures FC1 in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in either British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with fluctuations in the exchange rate of the Malaysian ringgit (MYR) relative to British pounds sterling, and British pounds sterling relative to the United States dollar. In the first quarter of fiscal 2009, British pounds sterling weakened relative to both the Malaysian ringgit (MYR) and the U.S. dollar, resulting in a significant foreign currency gain but negatively impacting the year-to-year comparison of revenues, cost of sales and operating expenses of the U.K. subsidiary.  For the six months ended March 31, 2009, the average pound to dollar exchange rate ($1.50779 to 1 GBP) was significantly lower than for the same period last year ($2.0187 to 1 GBP), favorably impacting the year-to-year comparison of both the three and six months ended March 31, 2009. On an ongoing basis, management continues to evaluate the Company's commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate.

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

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In the six months ended March 31, 2009 and 2008, the Company increased the price of FC1 wherever possible to offset such cost increases.

As noted above, the Company's manufacturing costs are subject to currency risks associated with changes in the exchange rate of the Malaysian ringgit relative to British pounds sterling and British pounds sterling relative to the United States dollar.  To date, the Company's management has not deemed it appropriate to utilize currency hedging strategies to manage its currency risks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The Company had net revenues of $7,319,509 and net income attributable to common stockholders of $1,951,786, or $0.07 per diluted share, for the three months ended March 31, 2009 compared to net revenues of $6,401,277 and net income attributable to common stockholders of $1,165,936, or $0.04 per diluted share, for the three months ended March 31, 2008.

Gross profit increased $1,220,288, or 46%, to $3,892,935 for the three months ended March 31, 2009 from $2,672,647 for the three months ended March 31, 2008.  Gross profit for the three months ended March 31, 2009 was 53% of net revenues versus 42% for the same period last year.  Gross profit was positively impacted by both higher unit volume and higher percentage of the more profitable FC2 units in the sales mix for the second quarter of fiscal year 2009.

Net revenues increased $918,232, or 14%, on unit growth of 21% for the three months ended March 31, 2009 compared with the same period last year. The revenue increase was the result of higher unit sales in the second quarter of fiscal year 2009, somewhat offset by the higher volume of lower-priced FC2 in the sales mix.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.  The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales decreased $302,056, or 8%, to $3,426,574 for the three months ended March 31, 2009 from $3,728,630 for the same period last year.  The decrease is due to a higher percentage of the lower cost FC2 units in the sales mix for the second quarter of fiscal year 2009.

Advertising and promotion expenditures decreased $38,481 to $30,377 for the three months ended March 31, 2009 from $68,858 for the same period last year due to a reduction in public relations consulting.  The lower public relations consulting expense occurred because the prior year’s expenses included a country-specific special project which concluded in fiscal year 2008.

Selling, general and administrative expenses decreased $102,686, or 6%, to $1,587,723 for the three months ended March 31, 2009 from $1,690,409 for the three months ended March 31, 2008.  The reduction was the result of increased compensation costs related to 2008 staffing additions and the higher incentive program costs resulting from the higher FHC stock price being more than offset by the reduction in U.K. selling, general and administrative costs resulting from the U.S. dollar strengthening against the British pound sterling.

Research and development cost decreased $61,893 to $24,354 for the three months ended March 31, 2009 from $86,247 for the same period in the prior year. The costs for the second quarter of fiscal year 2009 relate to finalizing product labeling related to FC2’s FDA approval.  The costs for the second quarter of fiscal year 2008 relate to the preparation and support of the FC2 PMA submission, one-time expenses which did not recur in the second quarter of fiscal year 2009

Operating expenses for the quarter ended March 31, 2009, were $1,642,454, a $203,060 reduction from $1,845,514 in the same quarter in fiscal year 2008.

Operating income for the three months ended March 31, 2009, was $2,250,481 versus $827,133 in the same period last year, an increase of $1,423,348 or 172%.  The increase is due primarily to a significant increase in gross profit as well as modest decreases in each category of operating expenses.

Interest, net and other expense for the three months ended March 31, 2009 was $590, a change of $7,647 from the same period in fiscal year 2008, when net interest income was $7,057.  The impact of foreign currency transactions for the second quarter of fiscal year 2009 was a loss of $194,286 compared to a loss of $5,053 for the same period last year.  In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.

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

SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO SIX MONTHS ENDED MARCH 31, 2008

The Company had net revenues of $12,664,347 and net income attributable to common stockholders of $3,560,602, or $0.13 per diluted share, for the six months ended March 31, 2009 compared to net revenues of $12,136,028 and net income attributable to common stockholders of $1,979,904, or $0.07 per diluted share, for the six months ended March 31, 2008.

Gross profit increased $1,295,366, or 26%, to $6,334,129 for the six months ended March 31, 2009 from $5,038,763 for the six months ended March 31, 2008.  Gross profit, as a percentage of sales, was 50% for the six months ended March 31, 2009, versus 42% for the six months ended March 31, 2008. Gross profit was positive impacted by both higher unit volume and higher percentage of FC2 in the product mix for the six months ended March 31, 2009.

Net revenues increased $528,319, or 4%, on unit growth of 16% for the six months ended March 31, 2009 compared with the same period last year.  The revenue increase was the result of higher unit volume somewhat offset by the higher volume of lower-priced FC2 in the sales mix.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.  The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales decreased $767,047, or 11%, to $6,330,218 for the six months ended March 31, 2009 from $7,097,265 for the same period last year.  The decrease is due to the higher percentage of lower cost FC2 in the sales mix for the six months ended March 31, 2009.

Advertising and promotion expenditures decreased $9,205 to $101,171 for the six months ended March 31, 2009 from $110,376 for the same period in the prior year.  The slight decrease is the result of a reduction in the public relations program to raise product awareness being nearly offset by a special one-time public relations program intended to emphasize the global importance of FC2’s FDA approval.

Selling, general and administrative expenses increased $264,535, or 8%, to $3,448,767 for the six months ended March 31, 2009 from $3,184,232 for the six months ended March 31, 2008.  The increased cost is due to higher compensation costs related to mid-year 2008 staffing additions, the impact of higher FHC stock prices on incentive plans and consulting fees for Sarbanes-Oxley related review of internal control over financial reporting.

Research and development cost decreased $92,602 to $94,774 for the six months ended March 31, 2009 from $187,376 for the same period in the prior year. The costs for fiscal year 2008 relate to preparation and support of the FC2 PMA submission, including certain one-time expenses that did not recur in fiscal year 2009.  The fiscal year 2009 costs relate to the support of the FC2 PMA submission as well as one-time costs related to the preparation for and participation in the December 2009 FDA OB/GYN Device Advisory Panel hearing to consider FC2 approval.

Operating income for the six months ended March 31, 2009, was $2,689,417 versus $1,556,779 in the same period last year, an increase of $1,132,638 or 73%.  The increase was due primarily due to a significantly increased gross profit slightly offset by moderately higher operating expenses.

Interest, net and other income for the six months ended March 31, 2009 was $8,299, a decrease of $8,367 from the same period in fiscal year 2008, when interest, net and other income was $16,666.  The impact of foreign currency transactions for the six months ended March 31, 2009 was a gain of $999,820 compared to a gain of $110,304 for the same period last year.  In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.

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

Distribution Network

The Company has developed a global distribution network for the female condom by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and India. The Company has also entered into several agreements for the commercialization of the female condom in consumer sector markets around the world. However, the Company is dependent on country governments and global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include female condoms as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute the female condom within its contractual territory. Failure by the Company's partners to successfully market and distribute the female condom or failure of country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactures FC1 in a leased facility located in London, England and FC2 in a leased facility located in Malaysia. A material portion of the Company's future sales are likely to be in foreign markets. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with changes in the exchange rate of the British pound sterling and Malaysian ringgit to each other relative to the United States dollar.

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

Government Regulation

The FC1 and FC2 female condoms are subject to regulations by the FDA pursuant to the federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

In the first six months of fiscal 2009, the Company generated $3.3 million in positive cash flow from operations as a result of increased sales volume and improved gross margins. During the first six months of fiscal 2008, cash provided by operations was $2.4 million.

Accounts receivable decreased from $6,810,050 at September 30, 2008 to $6,062,108 at March 31, 2009.  The decrease was due primarily to a difference in the timing and delivery of the U.K. subsidiary’s production of U.S. labeled product to be sold by the U.S. parent company to its customers.  In the period ended September 30, 2008, intercompany production and delivery occurred early in the quarter.  Production and sales to ex-U.S. customers took place later in the period, causing accounts receivable to spike at period end.  In the six months ended March 31, 2009, production and delivery of U.S. labeled product to the U.S. parent for sale to its customers occurred at regular intervals as did shipments to ex-U.S. customers.  As sales to ex-U.S. customers were spread throughout the period, some sales were billed and collected within the period, reducing the period end accounts receivable balance. The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 78.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

At March 31, 2009, the Company had working capital of $8.6 million and stockholders’ equity of $9.6 million compared to working capital of $9.2 million and stockholders’ equity of $9.7 million as of September 30, 2008.

In March, 2009, the Company announced plans to expand FC2 manufacturing capacity at its Malaysia manufacturing facility by 150%.  The expansion will increase capacity from approximately 30 million units annually to approximately 75-80 million units annually.  The expansion, which will add six additional production lines to the four currently in place, is expected to be completed by the fourth quarter of fiscal year 2009.  As of March 31, 2009, the Company has made purchase commitments for the expansion project of approximately $900,000.  Deposits of $372,000 have been made against the commitments as of March 31, 2009.  The balance of approximately $528,000 is scheduled to be paid by June 30, 2009.  The Company expects to self-fund the expansion from existing cash and cash generated from operations.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

Presently, the Company has two revolving notes with Heartland Bank, expiring July 1, 2009, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to prime plus 0.5% (prime rate was 3.25% at March 31, 2009). No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at March 31, 2009.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In the first six months of both fiscal year 2009 and 2008 the Company has, where possible, increased selling prices to offset such increases in costs.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c) –

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through March 31, 2009, the total number of shares repurchased by the Company is 1,599,500.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2009
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – December 31, 2008	1,299,400	$2.73	1,299,400	700,600
January 1, 2009 – January 31, 2009	260,000	3.91	1,559,400	440,600
February 1, 2009 - February 28, 2009	35,100	3.68	1,594,500	1,405,500
March 1, 2009 – March 31, 2009	5,000	3.70	1,599,500	1,400,500
Quarterly Subtotal	300,100	$3.88	300,100
Total	1,599,500	$2.95	1,599,500	1,400,500

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)
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

THE FEMALE HEALTH COMPANY

DATE: May 8, 2009

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: May 8, 2009

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer