Form 10-Q
period 2009-06-30
FEMALE HEALTH CO
filed 2009-08-07
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check  mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

                              Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2009, the registrant had 27,439,225 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the result of the evaluation process relating to the Company's UK facility and the amount and timing of any charge for estimated costs relating to any cessation of the UK facility's manufacturing operations; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009	September 30, 2008
Current Assets:
Cash	$3,345,528	$1,922,148
Restricted cash	109,020	211,873
Accounts receivable, net	5,165,672	6,810,050
Inventories, net	2,114,521	1,322,652
Prepaid expenses and other current assets	489,381	414,040
Deferred income taxes	1,600,000	1,600,000
TOTAL CURRENT ASSETS	12,824,122	12,280,763

Other Assets	57,344	55,330

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	1,045,637	-
Equipment, furniture and fixtures	5,929,952	6,046,283
Total equipment, furniture and fixtures	6,975,589	6,046,283
Less accumulated depreciation and amortization	4,413,042	4,551,638
	2,562,547	1,494,645
TOTAL ASSETS	$15,444,013	$13,830,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,158,445	$621,115
Accrued expenses and other current liabilities	2,664,811	2,385,540
Preferred dividends payable	21,815	25,068
TOTAL CURRENT LIABILITIES	3,845,071	3,031,723

Obligations under capital leases	51,095	49,597
Deferred gain on sale of facility	705,825	836,733
Deferred grant income	169,486	203,483
TOTAL LIABILITIES	4,771,477	4,121,536

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	2,761	3,076
Common stock	274,392	271,129
Additional paid-in-capital	65,781,635	65,366,130
Accumulated other comprehensive loss	(552,545)	(162,705)
Accumulated deficit	(49,411,928)	(53,598,971)
Treasury stock, at cost	(5,421,779)	(2,169,457)
TOTAL STOCKHOLDERS’ EQUITY	10,672,536	9,709,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,444,013	$13,830,738
See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2009	2008

Product sales	$6,884,937	$5,657,418
Royalty income	81,830	707
Net revenues	6,966,767	5,658,125

Cost of sales	3,619,120	3,480,400

Gross profit	3,347,647	2,177,725

Advertising and promotion	35,188	50,969
Selling, general and administrative	1,816,488	1,715,515
Research and development	10,280	14,865

Total operating expenses	1,861,956	1,781,349

Operating income	1,485,691	396,376

Interest, net and other expense (income)	455	(13,964)
Foreign currency transaction losses	816,148	36,680
	816,603	22,716

Income before income taxes	669,088	373,660

Income tax expense (benefit)	20,832	(167,000)

Net income	648,256	540,660

Preferred dividends, Class A, Series 1	-	2,782
Preferred dividends, Class A, Series 3	21,815	28,811

Net income attributable to common stockholders	$626,441	$509,067

Basic earnings per common share outstanding	$0.02	$0.02

Basic weighted average common shares outstanding	25,453,243	26,144,583

Diluted earnings per common share outstanding	$0.02	$0.02

Diluted weighted average common shares outstanding	27,775,458	28,117,178

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,
	2009	2008

Product sales	$19,470,963	$17,788,503
Royalty income	160,151	5,650
Net revenues	19,631,114	17,794,153

Cost of sales	9,949,338	10,577,665

Gross profit	9,681,776	7,216,488

Advertising and promotion	136,359	161,345
Selling, general and administrative	5,265,256	4,899,747
Research and development	105,055	202,241

Total operating expenses	5,506,670	5,263,333

Operating income	4,175,106	1,953,155

Interest, net and other income	(7,844)	(30,629)
Foreign currency transaction gain	(183,672)	(73,625)
	(191,516)	(104,254)

Income before income taxes	4,366,622	2,057,409

Income tax expense (benefit)	110,411	(544,000)

Net income	4,256,211	2,601,409

Preferred dividends, Class A, Series 1	-	8,397
Preferred dividends, Class A, Series 3	69,170	104,041

Net income attributable to common stockholders	$4,187,041	$2,488,971

Basic earnings per common share outstanding	$0.16	$0.10

Basic weighted average common shares outstanding	25,588,734	26,117,888

Diluted earnings per common share outstanding	$0.15	$0.09

Diluted weighted average common shares outstanding	27,863,338	28,101,867

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2009	2008
OPERATIONS
Net income	$4,256,211	$2,601,409
Adjustment for noncash items:
Depreciation and amortization	164,555	143,482
Amortization of deferred gain on sale/leaseback	(64,979)	(85,620)
Amortization of deferred income from grant – BLCF	(17,793)	(15,995)
Interest added to certificate of deposit	(2,014)	(1,925)
Amortization of unearned consulting fees	-	57,000
Employee stock compensation	254,000	225,766
Deferred income taxes	-	(544,000)
Loss on disposal of fixed assets	6,619	6,380
Changes in operating assets and liabilities	1,444,992	247,622
Net cash provided by operating activities	6,041,591	2,634,119

INVESTING ACTIVITIES
Decrease (increase) in restricted cash	102,853	(150,452)
Proceeds from disposal of fixed assets	31,452	14,062
Capital expenditures	(1,257,968)	(344,056)
Net cash used in investing activities	(1,123,663)	(480,446)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	63,000	196,250
Proceeds from exercise of warrants	135,000	422,500
Proceeds from issuance of common stock	1,860	-
Purchases of common stock for treasury shares	(3,252,322)	(1,128,206)
Redemption and repurchase of preferred stock	-	(580,500)
Dividends paid on preferred stock	(72,423)	(137,822)
Payment on capital lease obligations	(29,057)	(24,614)
Net cash used in financing activities	(3,153,942)	(1,252,392)

Effect of exchange rate changes on cash	(340,606)	(113,860)

Net increase in cash	1,423,380	787,421
Cash at beginning of period	1,922,148	799,421

CASH AT END OF PERIOD	$3,345,528	$1,586,842

Supplemental cash flow information:
Cash paid for income taxes	$110,411	-

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$72,688	$51,203
Preferred dividends declared	21,815	27,654
Foreign currency translation adjustment	(389,840)	(186,100)
Liability for preferred stock redemption	-	15,000

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

Operating results for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiary, The Female Health Company - UK, plc as well as The Female Health Company (M) SDN. BHD, a wholly owned subsidiary of The Female Health Company-UK. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the female condom.  The original female condom is known as the "FC Female Condom" in the U.S., and "femidom" or "femy" outside the U.S.; the second generation product is known as FC2 throughout the world.  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which operates a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The product is currently sold or available in either or both commercial (private sector) and public sector markets in 116 countries. The product is marketed in 15 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 72 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

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

Reclassification:

Certain items in the financial statements for the three months and nine months ended June 30, 2008 have been reclassified to be consistent with the presentation shown for the three months and nine months ended June 30, 2009.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Denominator:
Weighted average common shares
outstanding – basic	25,453,243	26,144,583	25,588,734	26,117,888
Net effect of dilutive securities:
Options	947,058	837,587	945,802	845,130
Warrants	875,917	744,131	829,562	747,972
Convertible preferred stock	276,058	323,377	276,058	323,377
Unvested restricted shares	223,182	67,500	223,182	67,500
Total net effect of dilutive securities	2,322,215	1,972,595	2,274,604	1,983,979
Weighted average common shares
outstanding – diluted	27,775,458	28,117,178	27,863,338	28,101,867
Earnings per common share – basic	$0.02	$0.02	$0.16	$0.10
Earnings per common share – diluted	$0.02	$0.02	$0.15	$0.09

For the three months ended June 30, 2009, all the outstanding warrants and stock options were included in the computation of diluted net income per share.  For the nine months ended June 30, 2009, all outstanding warrants were included in the computation of diluted net income per share.  Outstanding stock options to purchase 150,000 shares of common stock at an exercise price of $3.92 were not included in the computation of diluted net income per share for that period because the effect was anti-dilutive.  These stock options will expire in May 2019.  For the three and nine months ended June 30, 2008, all the outstanding stock options were included in the computation of diluted net income per share.  Warrants to purchase approximately 50,000 shares of common stock at an exercise price of $2.65 that were outstanding during the three and nine months ended June 30, 2008, were not included in the computation of diluted net income per share because the effect was anti-dilutive. These warrants, which would have expired in July 2009, were exercised in June 2009.

NOTE 3 - Comprehensive Income

Total comprehensive income was $1,545,617 for the three months ended June 30, 2009 and $566,889 for the three months ended June 30, 2008.  Total comprehensive income was $3,866,371 for the nine months ended June 30, 2009 and $2,415,309 for the nine months ended June 30, 2008.

NOTE 4 - Inventories

The components of inventory consist of the following:

	June 30, 2009	September 30, 2008
Raw material and work in process	$1,486,742	$1,045,150
Finished goods	726,779	323,502
Inventory, gross	2,213,521	1,368,652
Less: inventory reserves	(99,000)	(46,000)
Inventory, net	$2,114,521	$1,322,652

NOTE 5 - Share-Based Compensation

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

The Company recognized share-based compensation expense for stock options of approximately $19,000 and $43,000 in selling, general and administrative expenses in the statements of income for the three and  nine months ended June 30, 2009, respectively, and $12,000 and $45,000 for the three and nine months ended June 30, 2008, respectively.

In May, 2009, the Company granted 150,000 stock options under the 2008 Stock Incentive plan to its independent board members.  The options will vest evenly over 36 months, at a rate of 1/36 of the grant per month.  The options have a ten year life.  The Company did not grant any options in the first nine months of fiscal 2008.  The estimated forfeiture rate was 1.44% based on the Company’s prior forfeiture history.

The table below outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2009.

Three and Nine months ended June 30, 2009
Weighted Average Assumptions:
Expected Volatility	42.19%
Expected Dividend Yield	0%
Risk-free Interest Rate	3.06%
Expected Term (in years)	6.5
Fair Value of Options Granted	$1.83

During the three and nine months ended June 30, 2009, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The expected term of the options represents the estimated period of time until exercise and is based on the simplified method. To value option grants and other awards for actual stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The following table summarizes the Company’s option activity during the nine months ended June 30, 2009:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	2,439,980	$1.41
Granted	150,000	3.92
Exercised	(45,000)	1.40
Expired or forfeited	-	-
Outstanding at June 30, 2009	2,544,980	$1.56

During the three and nine months ended June 30, 2009, proceeds of $23,100 and $63,000, respectively, were received from the exercise of stock options.  During the three and nine months ended June 30, 2008, proceeds of $14,000 and $196,250, respectively, were received from the exercise of stock options. The intrinsic value of the options exercised was $43,030 and $100,595, respectively, for the three and nine months ended June 30, 2009.  The intrinsic value of the options exercised was $13,000 and $127,200, respectively, for the three and nine months ended June 30, 2008.  There was no realized tax benefit from options exercised for the three and nine months ended June 30, 2009 and 2008 based on the "with and without" approach.

The following table summarizes the stock options outstanding and exerciserable at June 30, 2009:

	Number Outstanding At 6/30/09	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exerciserable At 6/30/09	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Wghted. Avg. Remaining Life
Total	2,544,980	4.47	$1.56	$8,255,432	2,386,647	$1.41	$8,082,974	4.13

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $4.80 as of the last business day of the period ended June 30, 2009.  As of June 30, 2009, the Company had unrecognized compensation expenses of $278,460 related to unvested stock options.  These expenses will be recognized over approximately 2.78 years.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years and/or the issuances may be contingent on continued employment for periods that range from one to three years.

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan.  As of June 30, 2009, a total of 373,250 shares have been granted under the plan, 150,000 of which were in the quarter ended June 30, 2009. Of the 373,250 shares granted to date, 150,000 shares were in the form of stock options, all others were in the form of restricted stock or other share grants.

As of June 30, 2009, there was approximately $463,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements. The expense will be recognized over the weighted average period of approximately 2.0 years.

The Company granted 7,000 and 223,000 shares of restricted stock during the three and nine months ended June 30, 2009, respectively. The fair value of the awards granted was approximately $33,000 and $702,000 for the respective periods. All such shares of restricted stock vest between September 2009 and December 2011, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. Approximately 27,000 and 69,000 of these shares vested during the three and nine months ended June 30, 2009, respectively. The Company granted 38,000 shares of restricted stock during the nine months ended June 30, 2008. The fair value of the awards granted was approximately $88,000. All of these shares vested between September 30 and November 1, 2008.

The Company recognized share-based compensation expense for restricted stock of approximately $86,000 and $211,000 for the three and nine months ended June 30, 2009, respectively, and $41,000, and $238,000 for the three and nine months ended June 30, 2008, respectively, in selling, general and administrative expenses in the statements of income for those periods.

No shares of restricted stock were forfeited during the nine months ended June 30, 2009 or June 30, 2008.

Common Stock Purchase Warrants

No warrants were issued in the nine months ended June 30, 2009 or June 30, 2008.

During the nine months ended June 30, 2009, warrant holders exercised 40,000 warrants using the cashless exercise option available within the warrant agreements which entitled them to 26,021 shares of common stock.  During the three and nine months ended June 30, 2009, warrant holders exercised 50,000 warrants for cash, which provided proceeds of $135,000.  During the nine months ended June 30, 2008, warrant holders exercised 290,000 warrants for cash which provided proceeds of $422,500.

At June 30, 2009, 1,136,500 warrants were outstanding and exercisable with weighted average remaining contractual lives of 4.58 years.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through June 30, 2009, the total number of shares repurchased by the Company is 1,756,161.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market, and in October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2009
Period:	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program		Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – March 31, 2009	1,599,500		$2.95	1,599,500		1,400,500
April 1, 2009 – April 30, 2009	-		-	1,559,500		1,400,500
May 1, 2009 – May 31, 2009	53,601		$4.19	1,653,101		1,346,899
June 1, 2009 – June 30, 2009	103,060		$4.39	1,756,161		1,243,839
Quarterly Subtotal	156,661	(1)	$4.32	156,661	(1)
Total	1,756,161	(1)	$3.07	1,756,161	(1)	1,243,839

(1)	Includes 60,000 shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans. The other shares were purchased in the open market pursuant to the Share Repurchase Program.

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	(Amounts in thousands)
	Product Sales to External Customers For The Nine Months Ended June 30,				Long-Lived Assets As of
					June 30,	September 30,
	2009		2008		2009	2008
South Africa	$2,013	(1)	$3,367	(1)	$-	$-
Zimbabwe	4,414	(1)	2,700	(1)	-	-
France	*		773		-	-
United States	2,001	(1)	1,540		254	194
Brazil	1,135		2,077		-	-
Namibia	*		643		-	-
Tanzania	865		806		-	-
Papua New Guinea	894		*		-	-
Botswana	*		751		-	-
D.R. of Congo	657		*		-	-
India	*		*		144	174
United Kingdom	*		*		191	171
Malaysia	*		*		2,031	1,011
Other	7,492		5,132		-	-
	$19,471		$17,789		$2,620	$1,550
* Less than 3 percent of total net sales (1) Includes a customer that is considered to be a major customer (exceeds 10% of net sales).

NOTE 8 - Commitments and Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5,000,000 for FHC's consumer health care product.

In March, 2009, the Company announced a 150% expansion of FC2 manufacturing capacity at its Malaysia manufacturing facility.  The expansion will increase capacity from approximately 30 million units, produced on four lines, to approximately 75-80 million unit annual production capacity when all ten lines are in use.  Installation of the additional six lines is under way and expected to be completed by the fourth quarter of fiscal year 2009.  As of June 30, 2009, the Company has outstanding purchase commitments for the expansion of approximately $178,000 which are scheduled to be paid in August, 2009.  The Company is self-funding the expansion from existing cash and cash generated from operations.

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

The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocates its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses are credited to income in the quarter incurred.  Grant proceeds for capital expenditure are deferred and released to income in line with the depreciation of the relevant assets.  The reimbursement portion of the project concluded in the period ended March 31, 2008, with the final reimbursement of $1,816.  Amortization of deferred grant proceeds were $6,036 and $17,793 for the three and nine months ended June 30, 2009, respectively, and $7,815 and $15,995 for the three and  nine months ended June 30, 2008, respectively.

NOTE 10 - Income Taxes

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

As of June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $41,601,000 and $22,134,000, respectively, for income tax purposes expiring in years 2009 to 2028.  The Company’s UK subsidiary, The Female Health Company-UK, plc has UK net operating loss carryforwards of approximately $65,748,000 as of June 30, 2009.  These UK net operating loss carryforwards can be carried forward indefinitely to offset future UK taxable income.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before taxes for the three and nine months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Income tax expense at statutory rates	$228,000	$128,000	$1,485,000	$700,000
State income tax, net of federal benefits	36,000	20,000	231,000	109,000
Non-deductible expenses	(19,000)	11,000	(57,000)	76,000
Effect of foreign income tax	8,680	-	22,870	-
Effect of U.S. AMT income tax expense	12,152	-	87,541	-
Effect of U.S. income tax benefit	-	(167,000)	-	(544,000)
Utilization of NOL carryforwards	(243,000)	(329,000)	(1,376,000)	(894,000)
(Decrease) increase in valuation allowance	(2,000)	170,000	(283,000)	9,000
Income tax expense (benefit)	$20,832	$(167,000)	$110,411	$(544,000)

Note 11 - Class A Preferred Stock – Series 3

In February 2009, 31,546 shares of Class A Preferred Stock – Series 3 (the "Series 3 Preferred Stock") were converted to 31,546 shares of common stock.  In April 2008, the Company repurchased 150,000 shares of Series 3 Preferred Stock, which is subject to a 10% dividend, paid quarterly. The shares were repurchased at $3.17 per share for a total of $475,000.  The shares were purchased at the same per share price at which they were sold to the shareholder.  The repurchased shares have been retired.

On July 14, 2009, in accordance with the terms of the Series 3 Preferred Stock, the Company notified all of the holders of outstanding shares of Series 3 Preferred Stock that it was exercising its right to redeem all of the outstanding shares of Series 3 Preferred Stock on August 13, 2009.  As of July 14, 2009, a total of 276,058 shares of Series 3 Preferred Stock were outstanding and subject to the redemption notice.  The Company has the right to redeem the Series 3 Preferred Stock because as of the close of the market on July 10, 2009, the Company’s Common Stock had a closing price on the NASDAQ Capital Market of at least 150% of the $3.17 Face Amount of the Series 3 Preferred Stock for five consecutive days.  On the redemption date, all outstanding shares of Series 3 Preferred Stock will automatically be acquired by the Company and cancelled and the Company will pay a redemption price per share equal to the Series 3 Liquidation Value per share (which is $3.17 per share plus accrued and unpaid dividends).  Holders of outstanding shares of Series 3 Preferred Stock have the right to elect to convert all or part of their Series 3 Preferred Stock into shares of the Company’s common stock by providing written notice of conversion to the Company on or before the redemption date.

NOTE 12 - Subsequent Events

On August 5, 2009, the Company announced to its UK employees that the Company is evaluating the future of its UK facility upon the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the UK facility, to the second generation product, FC2, which is manufactured in Malaysia. Production of FC1 utilizes over 95% of the UK workforce.  As is required by British labor law, the Company will go through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives are considered.  If the Company is unable to identify a satisfactory alternative, the facility’s manufacturing operations may cease.  If that is the conclusion reached, the Company would incur various one-time costs such as redundancy payments to terminated employees and a charge for excess leased capacity.  The evaluation process, which began on August 5, 2009, will conclude in approximately 90 days.

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted this standard effective June 15, 2009 and have evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date these financial statements were issued. During this period the Company did not have other material recognizable subsequent events.

NOTE 13 - Recent Accounting Pronouncements

On October 1, 2008, the Company adopted SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB issued FSP SFAS 157−2 which deferred the effective date of SFAS 157, until the beginning of our 2010 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis. The Company determined that the adoption of SFAS 157 did not have a material effect on its consolidated financial statements.

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

The Company currently does not have any fair value measurements. Substantially all of the Company’s cash and cash equivalents, as well as restricted cash, are held in demand deposits, including money market accounts, with its bank. The Company has no financial instruments for which the carrying value is materially different than fair value.

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

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in 92 countries.  It is sold directly to consumers in 3 countries.

Products

Currently, there are only four FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse:  the male latex condom, the male non-latex condom, FC1 and FC2.  FC1 and FC2 are the only FDA approved products controlled by women that prevent sexually transmitted infections including HIV/AIDS.  FC2, which has been marketed internationally since 2007, is expected to be available in the United States in August 2009.

FC1 is made of polyurethane, a thin but strong material which is resistant to rips and tears during use. FC1 consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC1 lines the vagina, preventing skin-to-skin contact during intercourse.

FC2, the second generation female condom, is made of a nitrile polymer.  FC2 consists of a soft, loose fitting sheath, a rolled outer ring made of the nitrile polymer and one flexible inner ring made of polyurethane.  FC2’s reduced product cost results from a less expensive raw material and the product being produced by a more automated process in a more economical manufacturing environment.  As a result of its reduced manufacturing cost, the Company offers FC2 at a lower price than FC1.

On March 10, 2009, FC2 received FDA approval as a Class III medical device.  FC2 is expected to be available in the United States in August 2009. FDA approval will also enable the United States Agency for International Development (USAID) to procure FC2 for distribution for global HIV/AIDS prevention programs.  In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  In addition, based on a rigorous scientific review in 2006, the World Health Organization (WHO) agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.  Since then, nearly 33 million FC2 female condoms have been distributed in 92 countries through June 30, 2009.

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

Global Market Potential

The only means of preventing sexual transmission of HIV/AIDS, besides abstinence, is condoms, male and female.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Unfortunately, the development attempts have not been successful to date:  four microbicides have failed in clinical trials and the most promising HIV/AIDS vaccine under development has also failed.  Thus, current HIV/AIDS prevention programs are focused on condoms, male and female.  The Company’s Female Condoms (FC1 and FC2) are the only products approved by the FDA and cleared by WHO for purchase by U.N. agencies that, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS), and unintended pregnancy.

The first clinical evidence of AIDS was noted more than twenty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. UNAIDS in its July 2008 Aids Epidemic Update reported that approximately 33 million people globally were living with HIV.  Globally, in 2007 alone, there were 2 million HIV-related deaths and 2.7 million new cases of HIV.  Sub-Saharan Africa remains most heavily affected by HIV, accounting for 67% of all people living with HIV and for 75% of AIDS deaths in 2007.  Women now account for 50% of those living with HIV/AIDS and in some Sub-Saharan African countries, for nearly 60% of those infected.  In a published paper by Dr. Colin Mathers and Dejan Loncar of the WHO, "Projections of Global Mortality and Burden of Disease from 2002 to 2030," they estimate that at least 117 million people will die from AIDS related illness by 2030.

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

The FC Female Condom and the Male Condom

Currently, there are only four FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male non-latex condom and the FC1 (polyurethane) and FC2 (nitrile polymer) female condoms.  FC1 and FC2 are the only FDA approved products, whose uses are controlled by women, which prevent sexually transmitted infections including HIV/AIDS.  Both FC1 and FC2 are alternatives to male condoms, for reasons of either choice or latex sensitivity.

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

In October 2006, a study regarding FC2 entitled "Country-wide distribution of the nitrile female condom (FC2) in Brazil and South Africa: a cost effectiveness analysis" was published in AIDS. The results of the study estimate that expanded distribution of FC2 in Brazil and South Africa may avert hundreds to thousands of HIV infections annually at an incremental cost to government or donors that is less than that of antiretroviral therapy. The study also determined that if only 16.6 million FC2 female condoms were distributed in South Africa, almost 10,000 HIV infections would be prevented. If 53.7 million FC2 female condoms were distributed, 32,000 HIV infections were estimated to be prevented. Comparing the dollar value of health care costs averted with the cost of distributing the female condoms, the total cost savings would be between $5.3 million and $35.7 million. Similarly, if 26.2 million female condoms were distributed in Brazil, an estimated 600 HIV infections would be averted. If 84.8 million female condoms were distributed, 2,000 new HIV infections could be prevented. In total, the savings in Brazil alone could range from $1.1 million to $27 million.

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

Strategy

The Company’s strategy is to fully develop the market for its Female Condoms on a global basis. The Company’s objectives in accomplishing this are to increase access to Female Condoms worldwide, significantly reduce the incidence of sexually transmitted infections, and to reduce health care costs.  In doing so, it has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the Joint United Nations Program on HIV/AIDS (UNAIDS),  the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with prevention program and technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactures the first generation product, FC1, in London, England.  To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product less costly to produce which is available at a lower price than FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s business partner, HLL Lifecare Limited ("HLL"). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007. As of June 30, 2009, nearly 33 million units of FC2 have been sold internationally.

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company markets FC1 directly to consumers in the United Kingdom. The Company has distribution agreements with commercial partners which market FC1 directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.  FC2 is being sold direct to consumers in India, France and Brazil.

Relationships and Agreements with Public Sector Organizations

The Company has an agreement with UNAIDS to supply FC1 to developing countries at a reduced price which can be negotiated each year based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.65 to $0.69, depending on contractual volumes. Under the agreement, UNAIDS and the Company cooperate in educational efforts and marketing FC1 in developing countries. Sales of FC1 are made directly to international public agencies and to public health authorities in each country at the price established by the agreement with UNAIDS. The agreement expires on December 31, 2009, but is automatically renewed for one year unless either party gives at least 90 days prior written notice of termination. FC1 is available in over 90 countries through public sector distribution.

In May 2006, the Company received an initial order for 500,100 FC1 female condoms from the National AIDS Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India.  The order, placed through UNFPA, supplied female condoms for NACO’s year long program effectiveness study.  The female condoms were distributed to 60,000 women at 13 sites in eight states. Because the pilot project was highly successful showing consistent use of FC1, NACO decided to scale up the program under which women are trained on how to use the female condom. In June 2008, the Company and HLL were successful in winning an order from NACO for 1.5 million FC2 female condoms to be used in it’s scaled up HIV/AIDS prevention program.  In April, 2009, a NACO order was received for another 1.5 million units. The new NACO order is being produced in HLL Lifecare Limited’s Kochi, India factory, as was its previous order.

The Company sells FC1 in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC1 is currently available in 140 locations in New York City; including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.  It is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  The Company expects FC2 to be available in the U.S. by September, 2009.

Manufacturing Facilities

FC1
The Company manufactures FC1 in a 40,000 square-foot leased facility in London, England. Manufacturing capacity at this facility is expandable to 60 million units per year with additional investment in equipment.

FC2
The Company’s FC2 end-stage production takes place in a 16,000 sq. ft. leased facility in Selangor, D.E., Malaysia.  In March, 2009, upon FDA’s approval of FC2, the Company began a 150% expansion of the existing production capacity of 30 million units annually.  The addition of six more manufacturing lines will bring total capacity to approximately 75-80 million FC2 units annually.  The expansion will be completed in the fourth quarter of fiscal 2009.

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

Competition

The Company's female condoms participate in the same market as male condoms but are not seen as directly competing with male condoms. Rather, the Company believes that providing FC1 and FC2 is additive in terms of prevention and choice. Male condoms cost less and have brand names that are more widely recognized than FC1 or FC2. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex female condom. MP's female condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour.  MP product’s manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003.  PATH, an international, nonprofit organization based in the United States, has a female condom product in early stage development.  The National Institutes of Health (NIH) is considering doing a comparative study of the PATH woman’s condom and FC2. Neither the MP female condom nor the PATH woman’s condom have received FDA approval or been listed as essential products for procurement by WHO.

It is also possible that other parties may be developing a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

The Company currently holds product and technology patents for FC1 in the United States. The Company’s current United States patents expire between 2009 and 2014. The Company understands these U.S. patents to cover FC1 as sold.  The patents are generally directed to the structural aspects of the product.  The Company also has patents covering technology and products relating to FC1 in Japan, the United Kingdom, France, Italy, Germany, Spain, the European Patent Convention, Canada, the People’s Republic of China, South Korea and Australia.  These patents expire from 2009 to 2013.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process.  There can be no assurance; these patents may provide the Company with protection against copycat products entering the U.S. market during the pendency of the patents. FC2 patents have been issued in South Africa, Canada and Australia.

The Company has the registered trademark "FC Female Condom" in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," "Reality" and others. In addition, the experience that has been gained through years of manufacturing the FC female condom has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position. The Company has registered the trademark "FC2 Female Condom" in the United States.

Overview

The Company manufactures, markets and sells the FC1 and FC2 female condom, the only FDA-approved products under a woman's control which provides dual protection against unintended pregnancy and sexually transmitted infections, including HIV/AIDS.

Revenues.  Most of the Company's revenues are derived from sales of the female condom, its only product, and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, HLL Lifecare Limited.  Such revenue appears as royalties on the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2009 and June 30, 2008.  Royalty revenues of $81,830 and $160,151 were reported for the three and nine months ended June 30, 2009, respectively.  For the three and nine months ended June 30, 2008, royalty revenues were $707 and $5,650, respectively.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and through partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●	The Company sells FC1 to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitates the availability and distribution of the FC1 female condom at a reduced price based on the Company's cost of production. The current price per unit ranges between £0.42 and £0.445 (British pounds sterling), or approximately $0.65 to $0.69, depending on contractual volumes. Currently, FC1 is available in over 90 countries through public sector distribution.

●	The Company sells FC1 to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries. Given FDA approval of FC2 in March 2009, plans are in process to begin USAID purchases of FC2.

●	The Company sells FC1 in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood. The Company will begin distribution of FC2 to the U.S. public sector in August 2009.

●	The Company has distribution agreements with commercial partners which market directly to consumers in 15 countries, including the United States, United Kingdom, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

Occasionally, significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business.

Because the Company manufactures FC1 in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in either British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with fluctuations in the exchange rate of the Malaysian ringgit (MYR) relative to British pounds sterling, and British pounds sterling relative to the United States dollar. In the first quarter of fiscal 2009, British pounds sterling weakened relative to both the Malaysian ringgit (MYR) and the U.S. dollar, resulting in a significant foreign currency gain.  In the third quarter of fiscal 2009, British pound strengthened against both the ringgit (MYR) and the US dollar.  Because the U.K. subsidiary had significant accounts receivable balances in both those denominations, the impact of the change in the British pound’s value largely reversed the first quarter foreign currency gain.  In July 2009, the Company contributed capital to a subsidiary to reduce its exposure to future currency gains or losses.  Management continues to evaluate the Company’s commercial transactions and to evaluate whether employing currency hedging strategies are appropriate.

While our second generation product, FC2, generally is sold at a lower price per unit than FC1, FC2 is produced at a lower cost than FC1 and sales of FC2 generally have a higher gross margin than FC1.  As a result, changes in the sales mix of FC2 as compared to FC1 may affect our net revenues and gross profit.

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

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In the nine months ended June 30, 2009 and 2008, the Company increased the price of FC1 wherever possible to offset such cost increases.

As noted above, the Company's manufacturing costs are subject to currency risks associated with changes in the exchange rate of the Malaysian ringgit relative to British pounds sterling and British pounds sterling relative to the United States dollar.  To date, the Company's management has not deemed it appropriate to utilize currency hedging strategies to manage its currency risks.

On August 5, 2009, the Company announced to its UK employees that the Company is evaluating the future of its UK facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the UK facility, to the second generation product, FC2, which is manufactured in Malaysia. Production of FC1 utilizes over 95% of the UK workforce.  As is required by British labor law, the Company will go through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives are considered.  If the Company is unable to identify a satisfactory alternative, the facility’s manufacturing operations may cease.  If that is the conclusion reached, the Company would incur various one-time costs such as redundancy payments to terminated employees and a charge for excess leased capacity.  Cash charges involved would be funded internally.  The evaluation process, which began on August 5, 2009, will conclude in approximately 90 days.

Regardless of the conclusion with respect to the Company’s UK manufacturing operations, the Company will continue its other UK operations, which include sales and marketing of the Company’s female condom, management and direction of the Global Technical Support Team, product development, and quality assurance and technical support of its Malaysian manufacturing facility.

Following the fourth quarter of fiscal year 2009, the Company expects it will be able to estimate the one-time charge for all related costs that would result if a decision would be made to cease manufacturing at the UK facility.  The estimated cost accrual will impact both fourth quarter and fiscal year 2009 results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

The Company had net revenues of $6,966,767 and net income attributable to common stockholders of $626,441, or $0.02 per diluted share, for the three months ended June 30, 2009 compared to net revenues of $5,658,125 and net income attributable to common stockholders of $509,067, or $0.02 per diluted share, for the three months ended June 30, 2008.

Net revenues increased $1,308,642, or 23%, on unit growth of 48% for the three months ended June 30, 2009 compared with the same period last year. The revenue increase was the result of higher total unit sales in the second quarter of fiscal year 2009, somewhat offset by the higher volume of lower-priced FC2 in the sales mix.

Gross profit increased $1,169,922, or 54%, to $3,347,647 for the three months ended June 30, 2009 from $2,177,725 for the three months ended June 30, 2008.  Gross profit for the three months ended June 30, 2009 was 48% of net revenues versus 39% for the same period last year.  Gross profit was positively impacted by higher unit volume, higher royalties and a higher percentage of the more profitable FC2 units in the sales mix for the third quarter of fiscal 2009.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.  The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales increased $138,720, or 4%, to $3,619,120 for the three months ended June 30, 2009 from $3,480,400 for the same period last year.  The increase is due to a higher number of units and a higher  percentage of the lower cost FC2 units in the sales mix for the third quarter of fiscal 2009.

Advertising and promotion expenditures decreased $15,781 to $35,188 for the three months ended June 30, 2009 from $50,969 for the same period last year due to a reduction in public relations consulting.  A special country-specific project underway at this time last year, concluded in fiscal year 2008.

Selling, general and administrative expenses increased $100,973, or 6%, to $1,816,488 for the three months ended June 30, 2009 from $1,715,515 for the three months ended June 30, 2008.  The increase was due to increased compensation costs related to fiscal 2008 mid-year staffing additions and the higher costs of stock-based incentive programs.

Research and development costs decreased $4,585 to $10,280 for the three months ended June 30, 2009 from $14,865 for the same period in the prior year. The costs for the third quarter, fiscal 2009, reflect a reduction in FC2 development expenses compared to the same quarter in fiscal 2008.

Total operating expenses for the quarter ended June 30, 2009, were $1,861,956, an increase of $80,607, or 5%, from $1,781,349 in the same quarter in fiscal year 2008.

Operating income for the three months ended June 30, 2009, was $1,485,691 versus $396,376 in the same period last year, an increase of $1,089,315 or 275%.  The increase is due primarily to a significant increase in gross profit partially offset by moderately higher operating expenses.

Interest, net and other expense for the three months ended June 30, 2009 was $455, a decrease of $14,419 from the same period in fiscal year 2008, when net interest income was $13,964.  The impact of foreign currency transactions for the third quarter of fiscal year 2009 was a loss of $816,148 compared to a loss of $36,680 for the same period last year.  In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.

Under the SFAS No. 109, "Accounting for Income Taxes," an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating carryforwards in the future.  For fiscal 2009 and future years, the Company has regularly evaluated, and will continue to regularly evaluate, its ability to utilize current or past tax losses, and records benefit recognition annually or when a change in estimate occurs.  In the third quarter of fiscal 2008, when the Company had recently begun to demonstrate its ability to utilize tax losses, a tax benefit of $167,000 was recognized.  Consistent with the policy noted, no tax benefit has been recognized to date in fiscal year 2009.

NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO NINE MONTHS ENDED JUNE 30, 2008

The Company had net revenues of $19,631,114 and net income attributable to common stockholders of $4,187,041, or $0.15 per diluted share, for the nine months ended June 30, 2009 compared to net revenues of $17,794,153 and net income attributable to common stockholders of $2,488,971 or $0.09 per diluted share, for the nine months ended June 30, 2008.

Net revenues increased $1,836,961, or 10%, for the nine months ended June 30, 2009 compared with the same period last year.  The revenue increase was the result of higher unit volume somewhat offset by the higher volume of lower-priced FC2 in the sales mix.

Gross profit increased $2,465,288, or 34%, to $9,681,776 for the nine months ended June 30, 2009 from $7,216,488 for the nine months ended June 30, 2008.  Gross profit, as a percentage of sales, was 49% for the nine months ended June 30, 2009, versus 41% for the nine months ended June 30, 2008. Gross profit was positively impacted by both higher unit volume and higher percentage of FC2 in the product mix for the nine months ended June 30, 2009.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.  The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales decreased $628,327, or 6%, to $9,949,338 for the nine months ended June 30, 2009 from $10,577,665 for the same period last year.  The decrease is due to the higher percentage of lower cost FC2 in the sales mix for the nine months ended June 30, 2009.

Advertising and promotion expenditures decreased $24,986 to $136,359 for the nine months ended June 30, 2009 from $161,345 for the same period in the prior year.  The slight decrease reflects reduced spending in a public relations program to raise product awareness.

Selling, general and administrative expenses increased $365,509, or 7%, to $5,265,256 for the nine months ended June 30, 2009 from $4,899,747 for the nine months ended June 30, 2008.  The increased cost is due to higher compensation costs related to mid-year 2008 staffing additions and the increased cost of stock-based incentive plans due to the increase in the price of the Company’s common stock somewhat offset by the reduction in Sarbanes-Oxley internal control consulting fees.

Research and development costs decreased $97,186 to $105,055 for the nine months ended June 30, 2009 from $202,241 for the same period in the prior year, reflecting the conclusion of FC2’s development. The costs for fiscal year 2008 relate to preparation and support of the FC2 PMA submission, including certain one-time expenses that did not recur in fiscal year 2009.  The fiscal year 2009 costs relate to the one-time costs related to the preparation for and participation in the December 2009 FDA OB/GYN Device Advisory Panel hearing to consider FC2 approval.

Operating income for the nine months ended June 30, 2009, was $4,175,106 versus $1,953,155 in the same period last year, an increase of $2,221,951 or 114%.  The increase was due primarily to significantly increased gross profit slightly offset by moderately higher operating expenses.

Interest, net and other income for the nine months ended June 30, 2009 was $7,844, a decrease of $22,785 from the same period in fiscal year 2008, when interest, net and other income was $30,629.  The impact of foreign currency transactions for the nine months ended June 30, 2009 was a gain of $183,672 compared to a gain of $73,625 for the same period last year.  In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.

Under the SFAS No. 109, "Accounting for Income Taxes," an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating carryforwards in the future.  For fiscal 2009 and future years, the Company has regularly evaluated, and will continue to regularly evaluate, its ability to utilize current or past tax losses, and records benefit recognition annually or when a change in estimate occurs.  In the nine months ended June 30, 2008, when the Company had recently begun to demonstrate its ability to utilize tax losses, a tax benefit of $544,000 was recognized. Consistent with the policy noted, no tax benefit has been recognized to date in fiscal year 2009.

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

Liquidity and Sources of Capital

In the first nine months of fiscal 2009, the Company generated $6.0 million in positive cash flow from operations as a result of increased sales volume and improved gross margins. During the first nine months of fiscal 2008, cash provided by operations was $2.6 million.

Accounts receivable decreased from $6,810,050 at September 30, 2008 to $5,165,672 at June 30, 2009.  The decrease was due primarily to a difference in the timing and delivery of the U.K. subsidiary’s production and of U.S. labeled product to be sold by the U.S. parent company to its customers.  In the period ended September 30, 2008, intercompany production and delivery occurred early in the quarter.  Production and sales to ex-U.S. customers took place later in the period, causing accounts receivable to spike at period end.  In the nine months ended June 30, 2009, production and delivery of U.S. labeled product to the U.S. parent for sale to its customers occurred at regular intervals as did shipments to ex-U.S. customers.  As sales to ex-U.S. customers were spread throughout the period, some sales were billed and collected within the period, reducing the period end accounts receivable balance. The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding have been approximately 72.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

At June 30, 2009, the Company had working capital of $9.0 million and stockholders’ equity of $10.7 million compared to working capital of $9.2 million and stockholders’ equity of $9.7 million as of September 30, 2008.

In March, 2009, the Company announced plans to expand FC2 manufacturing capacity at its Malaysia manufacturing facility by 150%.  When completed, the expansion will increase capacity from approximately 30 million units annually to approximately 75-80 million units annually.  The expansion, which adds six additional production lines to the four lines previously in place, will be completed by the fourth quarter of fiscal year 2009.  As of June 30, 2009, the Company has made purchase commitments for the expansion project of approximately $178,000 which is scheduled to be paid by August, 2009.  The Company is self-funding the expansion from existing cash and cash generated from operations.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company recently renewed two revolving notes with Heartland Bank, which will expire July 1, 2010, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to base rate plus 0.5%, with an interest rate minimum of 6%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at June 30, 2009.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In the first nine months of both fiscal year 2009 and 2008 the Company has, where possible, increased selling prices to offset such increases in costs.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c) –

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through June 30, 2009, the total number of shares repurchased by the Company is 1,756,161.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market, and in October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2009
Period:	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program		Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – March 31, 2009	1,599,500		$2.95	1,599,500		1,400,500
April 1, 2009 – April 30, 2009	-		-	1,559,500		1,400,500
May 1, 2009 – May 31, 2009	53,601		$4.19	1,653,101		1,346,899
June 1, 2009 – June 30, 2009	103,060		$4.39	1,756,161		1,243,839
Quarterly Subtotal	156,661	(1)	$4.32	156,661	(1)
Total	1,756,161	(1)	$3.07	1,756,161	(1)	1,243,839

(1)
Includes 60,000 shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans.  The other shares were purchased in the open market pursuant to the Share Repurchase Program.

Item 4 -

The Company held an Annual Meeting of its shareholders on April 2, 2009.  At the meeting, shareholders were asked to elect O.B. Parrish, Mary Ann Leeper, Ph.D., William R Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, Richard E Wenninger and Mary Margaret Frank, Ph.D. to the Board of Directors to serve until the 2010 Annual Meeting and to ratify the appointment of McGladrey & Pullen LLP as the Company's independent public accountants for the fiscal year ending September 30, 2009.  The results of the shareholder voting are listed below:

Matter Voted On	For	Against	Withheld	Abstentions
O.B. Parrish	20,928,378	-	1,440,741	-
Mary Ann Leeper, Ph.D.	20,614,101	-	1,755,018	-
William R. Gargiulo, Jr.	20,667,937	-	1,701,182	-
Stephen M. Dearholt	21,470,277	-	898,842	-
David R. Bethune	20,663,381	-	1,705,738	-
Michael R. Walton	21,463,537	-	905,582	-
Richard E. Wenninger	21,461,012	-	908,107	-
Mary Margaret Frank, Ph.D.	21,460,309	-	908,810	-
Ratification of Independent Public Accountants	22,294,461	29,976	-	44,682

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)
_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE: August 7, 2009

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: August 7, 2009

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer