Form 10-K
period 2009-09-30
FEMALE HEALTH CO
filed 2009-12-17
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13602
The Female Health Company
(Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 N. State Street, Suite 2225, Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 595-9123
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ Stock Market

Securities registered under Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2009, was approximately $68.6 million based on the per share closing price as of March 31, 2009 quoted on the NYSE Amex for the registrant’s common stock, which was $3.69.

There were 26,569,461 shares of the registrant’s common stock, $0.01 par value per share outstanding at December 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

None

THE FEMALE HEALTH COMPANY

FORM 10-K

SEPTEMBER 30, 2009

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

PART I

Item 1. Business

General

The Female Health Company ("FHC" or the "Company") manufactures markets and sells the FC2 female condom, the only currently available product under a woman's control that is approved by the U.S. Food and Drug Administration (FDA). FC2 provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

In 2005, the Company announced it had developed a second-generation product, FC2.  The Company had four reasons for developing a second-generation product:

1.	Increase women’s access to prevention that they could initiate through a lower public sector price
2.	Increase HIV/AIDS prevention
3.	Lower health care costs
4.	Increase gross margins

FC2 was first marketed internationally in March 2007 and in the U.S. in August 2009.

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in approximately 105 countries.  It is sold directly to consumers in 8 countries.

On March 10, 2009, FC2 received FDA approval as a Class III medical device.  FC2 became available in the United States in August 2009. FDA approval also enabled the United States Agency for International Development (USAID) to procure FC2 for distribution for global HIV/AIDS prevention programs.  In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In addition, based on a rigorous scientific review in 2006, the World Health Organization (WHO) agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.  From introduction through September 30, 2009, nearly 40 million FC2 female condoms have been distributed in 105 countries. The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipments of FC1 were produced in October 2009.

In June 2009, the Company transferred the listing of its common stock from the NYSE Amex to the NASDAQ Capital Market and the Company's common stock began trading on the NASDAQ Capital Market on June 9, 2009, under the symbol “FHCO”.

In June 2009, the Company was added to the Russell 2000 index.  The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe.  The Russell 2000 Index is a subset of the Russell 3000 Index representing approximately 8% of the total market capitalization of that index.

In July 2009, Fortune Small Business ranked the Company No. 8 on its list of America’s 100 Fastest Growing Small Public Companies.  The companies, with revenues of less than $200 million and with a stock price of at least $1, are ranked by their three year annualized rates of revenue growth and total return to investors.  For the first time, the rankings excluded companies with losses in any of the four quarters ended on or before December 31, 2008, so every company included this year managed to stay profitable through the recession.

On August 5, 2009, the Company announced to its UK employees that the Company was evaluating the future of its UK facility upon the decision of two of its  largest customers to switch their purchases from the first generation product, FC1, manufactured in the UK facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered.  As the Company was unable to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009.  In fiscal 2009, the Company incurred a one-time charge of approximately $1.5 million for restructuring costs, including redundancy payments to terminated employees and associated expenses, related to the cessation of FC1 manufacturing at its UK facility. The evaluation process, which began on August 5, 2009, concluded late in November 2009, when employees received their redundancy payments. The cash portion of the restructuring costs was funded internally.

Company History

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

In fiscal 1995, the Company's Board of Directors approved a plan to complete a series of actions designed, in part, to maximize the potential of the female condom. First, the Company re-structured and transferred all of the assets and liabilities of the Company other than those related primarily to the female condom to a newly formed, wholly-owned subsidiary of the Company, WPC Holdings, Inc. ("Holdings"). In January 1996, the Company sold Holdings to an unrelated third party. Then, in February 1996, the Company acquired Chartex (renamed The Female Health Company - UK in 1997), the manufacturer and owner of certain worldwide rights to, and the Company's sole supplier of, the female condom. As a result of the sale of Holdings and the acquisition of Chartex, The Female Health Company evolved to its current state with its sole business consisting of the manufacture, marketing and sale of the female condoms.

The FDA approved FC1 for distribution in the U.S. in 1993 and approved the Company's UK FC1 manufacturing facility in 1994. In March 2009, the FDA approved FC2 for distribution.  Since the first FDA approval in 1993, the Company has sold about 214 million FC female condoms (FC1 and FC2) around the world.

Strategy

The Company’s strategy is to more fully develop the market for the FC2 female condoms on a global basis. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the Joint United Nations Joint Programme on HIV/AIDS (UNAIDS),  the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with prevention programs and technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactured the first generation product, FC1, in London, England.  To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product less costly to produce which is available at a lower price than the price at which FC1 had been available.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s business partner, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007. In fiscal 2009, FC2 comprised 51% of the units sold compared to 40% in fiscal 2008.

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Products

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom, and the FC2 female condom made of a nitrile polymer. The FC2 female condom is currently the only FDA approved and marketed product controlled by women that prevents sexually transmitted infections including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 female condom does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

Numerous clinical and behavioral studies have been conducted regarding use of the female condom. Studies show that the female condom is found acceptable by women and their partners in many cultures. Importantly, studies also show that when the female condom is made available with male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 10% and 35%.

In September 2005, FHC completed development of FC2, its second generation female condom. FC2 has basically the same physical design, specifications, safety and efficacy profile as FC1. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product made from polyurethane, a more costly raw material. FC2 consists of a soft, loose fitting sheath and two flexible O rings. One of the rings is used to insert the device and helps to hold it in place. The other ring remains outside the vagina after insertion. FC2 lines the vagina, preventing skin-to-skin contact during intercourse.

On March 10, 2009, FC2 received FDA approval as a Class III medical device. FC2 became available in the United States in August 2009. FC2’s FDA approval also enabled the United States Agency for International Development (USAID) to procure it for distribution for global HIV/AIDS prevention programs. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, the World Health Organization (WHO) agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.

The raw material of which FC2 is manufactured offer a number of benefits over latex, the material that is most commonly used in male condoms.  Its nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat, so the FC2 female condom immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 offers an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, to date there is no reported allergy to the nitrile polymer.

FC2 is pre-lubricated and disposable and is recommended for use during a single sex act.  FC2 is not reusable.

Cost Effectiveness of the Female Condom

A study entitled "Cost-effectiveness of the female condom in preventing HIV and STDs in commercial sex workers in South Africa" was reported in the Journal of Social Science and Medicine in 2001. This study shows that making FC1 available was highly cost effective in reducing public health costs in developing countries as well as in the U.S.

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

The first clinical evidence of AIDS was noted more than twenty-five years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. On November 9, 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death women 15 to 44 years old. In the United States, the Centers for Disease Control and Prevention (CDC) reported in 2006 that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly Black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Data from the 2005 census show that together, African American and Hispanic women represent 24% of all U.S. women.  However, women in these two groups accounted for 82% of the estimated total of AIDS diagnoses for women in 2005.

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

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually.  The global public sector market for male condoms is estimated to be greater than 10 billion units annually. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

Government Regulation

FC2 received PMA as a Class III Medical Device from the FDA in March of 2009.  FC2 received the CE Mark which allows it to be marketed throughout the European Union.  FC2 has also been approved by Brazil’s, India’s and other regulatory authorities.

The Company believes that FC2’s PMA and FDA classification as Class III Medical Devices create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

In the U.S., FC2 is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC2 is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.

Significant Customers

While FC2 provides dual protection against sexually transmitted infections, (including HIV/AIDS), and unintended pregnancy, its most common usage is prevention of sexually-transmitted infections and is an integral part of many HIV/AIDS prevention programs throughout the world.  These prevention programs are typically supplied by global public sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves.  Within the global public sector are large international agencies such as UNFPA (UN Population Fund), USAID (United States Agency for International Development), PSI (Population Services International) and other social marketing groups,  various Ministries of Health, state and local health agencies and NGO’s (non-governmental agencies) such as Population Services International.  The Company’s most significant customers are either global public sector agencies or those who facilitate their purchases and/or distribution.  In fiscal year 2009, significant customers were John Snow, Inc., facilitator of USAID I DELIVER project (34% of unit sales) and UNFPA (25% of unit sales).

Commercial Markets – Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the FC2 female condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.  FC2 is being marketed to consumers eight countries, including India, France and Brazil.

Relationships and Agreements with Public Sector Organizations

In May 2006, the National AIDS Control Organization (NACO) of the Ministry of Health & Family Welfare, Government of India placed an order, through UNFPA, for the Company to supply female condoms for NACO’s year-long program effectiveness study.  Because the pilot project was highly successful showing consistent use of female condoms, NACO scaled up the program under which women are trained on how to use the female condom. In June 2008, the Company and HLL were successful in winning an order from NACO for 1.5 million FC2 female condoms.  In April 2009, a second NACO order for 1.5 million FC2 female condoms was received.  Both the 2008 and 2009 NACO orders were produced in HLL’s manufacturing facility in Kochi, India, and are being used in the scaled-up prevention program.

The Company sells FC2 in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is currently available in 286 locations in New York City, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.  FC2 is now being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.

With the completion of the transition from FC1 to FC2, the Company's agreement with UNAIDS to supply FC1 to developing countries will not be renewed.  The Company has elected not to enter into long-term agreements to supply FC2 to global agencies, and instead intends to provide uniform, volume-based pricing to such agencies.

Employees

As of December 10, 2009, the Company had 55 full-time employees, including 9 located in U.S., 26 in UK and 20 in Malaysia, and no part-time employees. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.   In Malaysia, direct labor is supplied primarily by a contracted work force.

Research and Development

In September 2005, the Company announced that development of its second generation product, FC2, was complete.  Throughout fiscal 2006, the Company developed and scaled-up the FC2 manufacturing process, which was completed by approximately March 31, 2007.  During the remainder of fiscal 2007 and throughout fiscal 2008, the Company conducted various activities in preparation and support of a PMA to secure FDA approval for FC2.  The Company incurred research and development costs of approximately $105,916 in fiscal 2009 and $284,216 in fiscal 2008. The Company’s research and development expenditure in fiscal 2009 was related to (1) preparation and costs of the December 2009 FDA OB/GYN FC2 Advisory Panel meeting, and (2) the costs of developing packaging and labeling subsequent to the March 2009 FDA approval of FC2.

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC2.  The Company has incurred no expenses in either fiscal 2009 or 2008, nor does it anticipate the need for any environmental expenditure in the foreseeable future.

Raw Materials

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

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  In fiscal 2009, after the FDA approved FC2 for distribution, capacity was expanded to the current level of approximately 75-80 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its business partner, Hindustan Lifecare Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.  Two NACO orders of 1.5 million units each have been produced in that facility for distribution in NACO’s prevention program in India.

FHC’s total FC2 production capacity is approximately 80-85 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

The Company had manufactured FC1 in a 40,000 square-foot leased facility in London, England.  Manufacturing in this facility ceased in October 2009 upon completion and shipment of the final FC1 orders.

Competition

The Company's FC2 female condom participates in the same market as male condoms but is not seen as directly competing with male condoms. Rather, the Company believes that providing FC2 is additive in terms of prevention and choice. Male condoms cost less and have brand names that are more widely recognized than FC2. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex female condom. MP's female condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour.  MP product’s manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003.  PATH, an international, nonprofit organization based in the United States, has a female condom product in early stage development.  The National Institute of Child Health and Human Development (NICHD) has provided a grant of $608,000 to initiate a 2 ½ year pregnancy study on the PATH product.  Neither the MP female condom nor the PATH woman’s condom have received FDA approval or been listed as essential products for procurement by WHO.

It is possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

FC2 patents have been issued in Europe, Canada, Australia, South Africa and the People’s Republic of China.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process.  Although there can be no assurance, these patents may provide the Company with protection against copycat products entering the U.S. market during the pendency of the patents.

The Company has the registered trademark “FC2 Female Condom” in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC female condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position.

Backlog

At December 10, 2009, product orders totaled $5,831,775 for FC2.   At December 10, 2008, product orders totaled $10,087,176 for FC1 and $730,843 for FC2, or a total of $10,818,019.  Unfilled orders materially fluctuate from quarter to quarter, and include orders with requested delivery dates later in fiscal 2010. The Company expects current unfilled orders to be filled during fiscal 2010.

Item 2. Properties

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60654.  The lease expires October 31, 2011. The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located in Wood Dale, IL for storage and distribution of the female condom. The Company had manufactured the FC1 female condom in a 40,000 square foot leased facility located in London, England under a lease which had an expiration date in 2016.  In November 2009, the Company entered an agreement with the new property owner in which the previous lease was surrendered in exchange for a lease surrender fee and a short term lease.  The new lease expires on the earlier of (1)at least three months after the Landlord provides a notice of termination, but in any event, not before May 2, 2010 and (2) November 2, 2010.  The Company manufactures and warehouses FC2 within a leased facility with 16,000 sq. ft. of production space, in Selangor D.E., Malaysia.  The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the UK based “notified body”, which is responsible for CE and ISO accreditation. The lease, which began on September 1, 2007, has a three year term and is renewable for two additional three year terms. The Company’s Malaysian production capacity is approximately 75-80 million units annually.

Item 3. Legal Proceedings.

The Company is not currently involved in any pending legal proceedings.

Item 4. Submission of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Small Issuer Purchases of Equity Securities

Shares of the Company's common stock have traded on the NASDAQ Capital Market under the symbol "FHCO" since June 9, 2009.   From July 9, 2007 to June 8, 2009, the Company’s common stock traded on the NYSE Amex under the symbol “FHC”. The approximate number of record holders of the Company's common stock at December 10, 2009 was 374.  To date, the Company has not paid cash dividends on its common stock.  The Company's credit facility with Heartland Bank contains a provision restricting the Company's ability to pay common stock dividends and distributions.  The Company would need to obtain an amendment to this provision in order to begin paying dividends to the holders of its common stock. Information regarding the Company's high and low reported closing prices for its common stock for the quarters indicated is set forth in the table below.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2009 Fiscal Year
Price per common share – High	$3.72	$4.35	$4.82	$7.65
Price per common share – Low	$1.95	$2.87	$3.51	$4.48

2008 Fiscal Year
Price per common share – High	$3.60	$2.84	$2.87	$3.15
Price per common share – Low	$2.20	$2.17	$2.30	$2.15

Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through September 30, 2009, the total number of shares repurchased by the Company is 1,843,805.

The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market, and in October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  The maximum repurchase for the remainder of calendar 2008 was a total of 62,500 shares or 6,250 shares per individual.  No shares were repurchased under the amendment in calendar year 2008.  Thereafter, total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Year-to-date purchases under this amendment for calendar 2009, as of September 30, 2009, were 152,644 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to date through September 30, 2009
Period:	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – June 30, 2009	1,756,161		$3.07	1,756,161	1,243,839
July 1, 2009 – July 31, 2009	-		$-	1,756.161	1,243,839
August 1, 2009 – August 31, 2009	62,644		$7.23	1,818,805	1,181,195
September 1, 2009 – September 30, 2009	25,000		$5.53	1,843,805	1,156,195
Quarterly Subtotal	87,644		$6.60	87,644
Total	1,843,805	(1)	$3.25	1,843,805	1,156,195

(1)
Includes 152,644 shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans.  The other shares were purchased in the open market pursuant to the Share Repurchase Program.

Redemption of Class A Convertible Preferred Stock - Series 1

In May 2008, the Company elected to exercise its right to redeem all of the 56,000 outstanding shares of its Class A Convertible Preferred Stock - Series 1 (the "Series 1 Preferred Stock"), subject to the right of the holders to elect to convert their shares of Series 1 Preferred Stock into Common Stock in lieu of redemption.  On the redemption dates in June 2008, 42,000 of the outstanding shares of Series 1 Preferred Stock were acquired by the Company pursuant to the redemption and cancelled and the remaining 14,000 outstanding shares of Series 1 Preferred Stock were converted into 14,000 shares of Common Stock and cancelled.  The Series 1 Preferred Stock was subject to an 8% dividend, paid annually.  The Company paid a redemption price per share equal to the liquidation value per share (which was $2.50 per share plus accrued and unpaid dividends) for the 42,000 shares that were redeemed. Shareholders who elected to convert received one common share for each share of Series 1 Preferred Stock plus accumulated dividends.  The final unpaid dividends of $2,100 for the converted 14,000 shares of Series 1 Preferred Stock were paid in July 2008.

Repurchase and Redemption of Class A Convertible Preferred Stock - Series 3

The Company issued 473,377 shares of Class A Convertible Preferred Stock - Series 3 (the "Series 3 Preferred Stock") to 11 investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have had priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company could redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issue price of $3.17 per share.  The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.

In April 2008, the Company repurchased 150,000 shares of Series 3 Preferred Stock. The shares were repurchased at $3.17 per share for a total of approximately $475,000.  In July 2008, the Company repurchased an additional 15,773 shares of Series 3 Preferred Stock for a total of approximately $50,000.  All of the shares were purchased at the same per share price at which they were sold to the shareholder, $3.17 per share.  The repurchased preferred shares were retired.

In February 2009, 31,546 shares of Series 3 Preferred Stock were converted to 31,546 shares of common stock.

On July 14, 2009, in accordance with the terms of the Series 3 Preferred Stock, the Company notified all of the holders of the 276,058 outstanding shares of Series 3 Preferred Stock that it was exercising its right to redeem all of the outstanding shares of Series 3 Preferred Stock on August 13, 2009.  The Company had the right to redeem the Series 3 Preferred Stock because as of the close of the market on July 10, 2009, the Company’s Common Stock had a closing price on the NASDAQ Capital Market of at least 150% of the $3.17 Face Amount of the Series 3 Preferred Stock for five consecutive days.  Holders of outstanding shares of Series 3 Preferred Stock had the right to elect to convert all or part of their Series 3 Preferred Stock into shares of the Company’s common stock by providing written notice of conversion to the Company on or before the redemption date.   All of the holders exercised their conversion rights and were issued common stock in exchange for the preferred shares.  As of September 30, 2009, all shares of Series 3 Preferred Stock have been retired.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the FC2 female condom, the only currently available product under a woman's control that is approved by the U.S. Food and Drug Administration (FDA). FC2 provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

During 2003, the Company began development of its second generation female condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, the World Health Organization cleared FC2 for purchase by UN agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  On March 10, 2009, FC2 received FDA approval as a Class III medical device.  FC2 became available in the United States in August 2009. FDA approval also enabled the United States Agency for International Development (USAID) to procure FC2 for distribution for global HIV/AIDS prevention programs.  In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction through September 30, 2009, nearly 40 million FC2 female condoms have been distributed in 105 countries.  The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipment of FC1 was produced in October 2009.  All current and future orders will be for FC2.

Revenues.  Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, Hindustan Lifecare Limited.  Such revenue appears as royalties on the Audited Consolidated Statements of Income for the years ended September 30, 2008 and 2009.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●
The Company sold the FC1 female condom to the global public sector under the umbrella of its agreement with UNAIDS.  This agreement facilitated the availability and distribution of the female condom at a reduced price based on the Company's cost of production.  The most recent price per unit ranged between £0.42 and £0.445 (British pounds sterling), or approximately $0.76 to $0.81, depending on contractual volumes.  With the completion of the transition from FC1 to FC2, the Company's agreement with UNAIDS to supply FC1 to developing countries will not be renewed.  The Company has elected not to enter into long-term agreements to supply FC2 to global agencies, and instead intends to provide uniform, volume-based pricing to such agencies.

●
During fiscal 2009 and fiscal 2008, the Company sold FC1 female condoms to the U.S. Agency for International Development (USAID) for use in USAID prevention programs in developing countries.  In the fourth quarter of fiscal 2009, USAID transitioned to FC2 and, through its procurement agent, John Snow, Inc, placed its first FC2 order for 12 million units.

●	The Company has sold the FC female condoms (FC1 and FC2) in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

Occasionally, significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business. Because the Company manufactured FC1 in a leased facility located in London, England and FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in either British pounds sterling or United States dollars. Manufacturing costs and sales to foreign markets are subject to normal currency risks associated with fluctuations in the exchange rate of the Malaysian ringgit (MYR) relative to British pounds sterling, and British pounds sterling relative to the United States dollar. In July 2009, the Company contributed capital to a subsidiary to reduce its exposure to future currency gains or losses between the entities.  Management continues to evaluate the Company’s commercial transactions and to evaluate whether employing currency hedging strategies are appropriate.

While our second generation product, FC2, generally is sold at a lower price per unit than FC1 was, FC2 is produced at a lower cost than FC1 was, and sales of FC2 generally have a higher gross margin than FC1 had.  As a result, changes in the sales mix of FC2 as compared to FC1 affect our net revenues and gross profit.

Expenses.  The Company manufactured FC1 at its facility located in the United Kingdom and manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of goods sold consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the female condom, principally polyurethane for FC1 and a nitrile polymer for FC2.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the female condom are essentially available from either multiple sources or multiple locations within a source.

The Company has experienced increased costs of products, supplies, salaries and benefits, and increased general and administrative expenses.  In both fiscal 2008 and fiscal 2009, the Company has increased selling prices wherever possible to offset such cost increases.

As noted above, the Company's manufacturing costs are subject to currency risks associated with changes in the exchange rate of the Malaysian ringgit (MYR) relative to British pounds sterling and British pounds sterling relative to the United States dollar.  To date, the Company's management has not deemed it appropriate to utilize currency hedging strategies to manage its currency risks.

On August 5, 2009, the Company announced to its UK employees that the Company would evaluate the future of its UK facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the UK facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered.  As the process failed to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009, when the final FC1 orders were shipped.  The evaluation process concluded in late November 2009, when employees received their termination payments.  In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its UK facility.

All of the Company’s other UK operations will continue without interruption.  The functions include, but are not limited to, global sales and marketing of the Company’s female condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

Subsequent to the end of fiscal 2009, the Company received an offer from the new owner of the property to surrender its existing UK facility lease, which would have expired in December 2016, in exchange for a surrender fee and a new short-term lease.  On November 2, 2009, the Company entered into the new lease and related agreements. The rent under the new lease remains approximately $488,100 annually and the Company deposited the amount of one year's rent upon execution of the new agreement.  In connection with the new lease, the Company made an initial lease surrender payment of approximately $986,940.  An additional lease surrender payment of approximately $493,470 will be due on or before February 2, 2010.  From a cash flow perspective, replacing the previous lease at this time eliminates future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).  The new lease expires on the earlier of (1) at least three months after the landlord provides a notice of termination, but in any event not before May 2, 2010 and (2) November 2, 2010.   The lease buyout and related expenses resulted in a one-time charge of approximately $1.7 million, net of the recognition of deferred gain on the sale of the facility of $658,000, that is being recognized as incurred in fiscal 2010.

Operating Highlights.  The Company's net revenues have increased steadily in recent periods.  The Company had net revenues of $27,543,341 in the fiscal year ended September 30, 2009 as compared to net revenues of $25,634,126 in the fiscal year ended September 30, 2008. The Company’s fiscal 2009 unit sales and net revenues were limited by FC1 capacity constraints and increased demand by customers who had not transitioned to FC2.  The Company elected not to invest in the expansion of FC1 production capacity in view of the probable cessation of FC1 production given FDA approval of FC2.  In fiscal 2009, FC2 comprised 51% of the units sold compared to 40% in fiscal 2008.  All current and future orders will be for FC2.

The Company generated cash flow from operations of $5,747,114 for the fiscal year ended September 30, 2009 and $4,244,398 for the fiscal year ended September 30, 2008.

The Company had net income attributable to common stockholders of $6,455,662 or $0.24 per diluted share in fiscal 2009.  In fiscal 2008, the Company had net income attributable to common stockholders of $4,829,262 or $0.18 per diluted share.

Results of Operations

Fiscal Year Ended September 30, 2009 (“2009”) Compared to Fiscal Year Ended September 30, 2008 (“2008”)

The Company had net revenues of $27,543,341 and net income attributable to common stockholders of $6,455,662 or $0.24 per diluted share in 2009 compared to net revenues of $25,634,126 and net income attributable to common stockholders of $4,829,262 or $0.18 per diluted share in 2008.

Net revenues increased $1,909,215, or 7%, in 2009 over the prior year, demonstrating growth in demand for female condoms. In 2009 and 2008, net revenue included royalties of $160,176 and $105,876, respectively, earned from licensing intellectual property to the Company’s business partner in India, Hindustan Lifecare Limited.

Gross profit increased $2,788,017, or 26%, to $13,517,818 for 2009 from $10,729,801 for 2008. The increase was attributable to an increase in unit sales as well as the product mix, with a higher percentage of the more profitable second generation product, FC2.

Cost of sales decreased $878,802, or 6%, to $14,025,523 for 2009 from $14,904,325 for 2008. The decrease is due to an increase of lower cost FC2 in the product mix.

Advertising and promotional expenses decreased $32,647 to $191,153 for 2009 from $223,800 for 2008. The decrease is due to the absence in 2009 of International AIDS Conference expenses, as the meeting is held biannually.  In 2008, the expenditures included the International AIDS Conference held in Mexico City in August 2008.

Selling, general and administrative expenses decreased $31,949 to $7,006,111 in 2009 from $7,038,060 in 2008. The decrease is due to lower investor relations and Sarbanes-Oxley-related consulting fees, somewhat offset by higher costs of stock-based incentive programs.

Research and development costs decreased $178,300 to $105,916 in 2009 from $284,216 in 2008. The costs in 2008 were related to the preparation and support of the PMA for FC2, while 2009 costs are related to final packaging design following FDA approval.

In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its UK facility.  The total includes mandatory payments to individuals whose jobs were made redundant, costs of legal and human relations consulting, loss of production efficiency during the evaluation period and a write-down for obsolete FC1 inventory components.

Total operating expenses increased $1,253,728 to $8,799,804 in 2009 from $7,546,076 in 2008 as a result of the one-time restructuring costs.

The Company's operating income increased $1,534,289 to $4,718,014 in 2009 from $3,183,725 in 2008 due to the improved gross profit partially offset by an increase in operating expenses, primarily the one-time restructuring costs of $1,496,624.  Exclusive of the one-time restructuring costs, operating income increased 95% in fiscal 2009 to $6,214,638, from $3,183,725 in fiscal 2008.  Operating income exclusive of the one-time restructuring costs constitutes non-GAAP financial information.  See discussion of "Non-GAAP Financial Information" below.

Following is a reconciliation of the Non-GAAP financial measure of operating income exclusive of restructuring charge to the nearest GAAP financial measure of operating income for the years ended September 30, 2009 and 2008.

	For the Years Ended September 30
	2009	2008
Operating income exclusive of restructuring charge	$6,214,638	$3,183,725
Less: Restructuring charge	$1,496,624	-
Operating income	$4,718,014	$3,183,725

The Company recorded non-operating income of $332,097 in 2009 compared to non-operating income of $1,020,181 in 2008.  This was primarily attributable to a significant gain on foreign currency of $966,736 in 2008, compared to a comparatively modest gain of $276,113 in fiscal 2009.  The financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses and gains and losses.  Translation adjustments on intercompany trade accounts are recorded in earnings as the local currency is the functional currency.  Assets located outside the United States totaled approximately $8,700,000 and $7,500,000 at September 30, 2009 and 2008, respectively.

An entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company’s recent and projected future growth and profitability has made it more likely than not that the Company will utilize a portion of its net operating carryforwards in the future.  The Company has recorded a tax benefit in the amount of $1,600,000 (gross tax benefit) during the year ended September 30, 2009 compared to $775,000 for the year ended September 30, 2008 as a  result of the decrease in the valuation allowance on these assets.

Non-GAAP Financial Information

This section includes non-GAAP financial information, specifically operating income exclusive of the restructuring charge of $1,496,624.  Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results.  In addition, because the restructuring charge related to a non-recurring event in the fourth quarter of fiscal 2009, the Company believes that the presentation of this non-GAAP financial measure enhances an investor's ability to make period-to-period comparisons of the Company's operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

Factors That May Affect Operating Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to increase demand for the FC2 female condom and to cost-effectively manufacture it in sufficient quantities to meet demand. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future results and improve its financial condition.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the FC2 female condom, its sole current product. While management believes the global potential for the FC2 female condom is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC female condoms (FC1 and FC2) in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the FC2 female condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactured FC1 in a leased facility located in London, England and manufactures FC2 in a leased facility located in Malaysia. Although a material portion of the Company's future sales are likely to be in foreign markets, FC2 sales are denominated in US dollars only. Manufacturing costs are subject to normal currency risks associated with changes in the exchange rate of the Malaysian ringgit relative to the United States dollar.

On an ongoing basis, management continues to evaluate its commercial transactions and is prepared to employ currency hedging strategies when it believes such strategies are appropriate. Such factors may adversely affect the Company's results of operations and financial condition.

Government Regulation

The FC2 female condoms are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain current "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

In fiscal 2009, the Company’s operations generated cash of $5.7 million primarily due to higher net income and the timing of accounts receivable collections.  In fiscal 2008, the Company generated $4.2 million in positive cash flow from operations.  In fiscal 2009, investing activities used $1.5 million, primarily in purchasing fixed assets.  Financing activities used a net of $3.2 million, as $3.8 million was used to repurchase stock, $0.7 million was generated by stock option and warrant exercises, and $0.1 million was used for preferred dividend and capital lease payments.  Cash flows from operations, investing activities and financing activities together with a $0.1 million negative currency exchange rate impact resulted in a positive net cash flow of $0.9 million in fiscal 2009.

At September 30, 2009, the Company had working capital of $9.2 million and stockholders' equity of $13.0 million compared to working capital of $9.2 million and stockholders' equity of $9.7 million as of September 30, 2008.

In March 2009, the Company announced plans to expand FC2 manufacturing capacity at its Malaysia manufacturing facility by 150%.  Now completed, the expansion increased capacity from approximately 30 million units annually to approximately 75-80 million units annually.   The Company self-funded the expansion from existing cash and cash generated from operations.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company renewed two revolving notes with Heartland Bank, which will expire July 1, 2010, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to base rate plus 0.5%, with an interest rate minimum of 6%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at September 30, 2009.

As of December 10, 2009, the Company had approximately $4.2 million in cash, net trade accounts receivable of $3.1 million and current trade accounts payable of $0.4 million. Presently, the Company has no required debt service obligations.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In 2008 and 2009 the Company has, where possible, increased selling prices to offset such increases in costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

None.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of September 30, 2009, the Company's internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2009, is as follows:

NAME	POSITION	AGE
O.B. Parrish	Chairman of the Board, Chief Executive Officer, acting President and Director	76
Mary Ann Leeper, Ph.D.	Senior Strategic Adviser and Director	69
William R. Gargiulo, Jr.	Secretary and Director	81
Michael Pope	Vice President and General Manager of The Female Health Company (UK) Plc	52
Donna Felch	Vice President and Chief Financial Officer	62
Janet Lee	Controller	45
David R. Bethune	Director	69
Stephen M. Dearholt	Director	63
Michael R. Walton	Director	72
Richard E. Wenninger	Director	62
Mary Margaret Frank	Director	40

O.B. PARRISH
Age: 76; Elected Director: 1987; Present Term Ends: 2010 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting President since May 2006, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 233,501 shares of the Company's common stock. Mr. Parrish also is Chairman and a Director of Abiant, Inc., a neuroimaging company.  Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division.

MARY ANN LEEPER, Ph.D.
Age: 69; Elected Director: 1987; Present Term Ends: 2010 Annual Meeting

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

WILLIAM R. GARGIULO, JR.
Age: 81; Elected Director: 1987; Present Terms Ends: 2010 Annual Meeting

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

MICHAEL POPE
Age: 52; Vice President, General Manager - The Female Health Company (UK) Plc.

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

DONNA FELCH
Age 62; Vice President and Chief Financial Officer

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

JANET LEE
Age: 45; Controller

Ms. Lee has served as Controller of the Company since May 2007.  From November 2002 until May 2007, Ms. Lee served the Society of Thoracic Surgeons as Accounting Manager/Analyst.  Previously, she held various financial positions at RR Donnelley and Sons Company and ServiceMaster.

DAVID R. BETHUNE
Age: 69; Elected Director: 1996; Present Term Ends: 2010 Annual Meeting

Mr. Bethune has served as a Director of the Company since January 1996. He was Chairman of Zila, Inc., an oral cancer screening company, from August 2007 to September 2009 and Chief Executive Officer of Zila, Inc. from March 2008 to September 2009. Additionally, he is a member of the Board of Directors of the CAMBREX Corporation, a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is a founding trustee of the American Cancer Society Foundation. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.

STEPHEN M. DEARHOLT
Age: 63; Elected Director: 1996; Present Term Ends: 2010 Annual Meeting

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

MICHAEL R. WALTON
Age: 72; Elected Director: 1999; Present Term Ends: 2010 Annual Meeting

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

RICHARD E. WENNINGER
Age: 62; Director: 2001; Present Term Ends: 2010 Annual Meeting

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

MARY MARGARET FRANK
Age: 40; Director: 2004; Present Term Ends: 2010 Annual Meeting

Dr. Frank has served as a Director of the Company since October 2004. Dr. Frank has served as an Associate Professor of Accounting at the Darden Graduate School of Business at the University of Virginia where she teaches financial and tax accounting since 2002. From 1999 to 2002, Dr. Frank was an Assistant Professor at the Graduate School of Business at the University of Chicago. During 1997, Dr. Frank was an accounting instructor at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. From 1992 to 1994, Dr. Frank served as a Senior Tax Consultant at Arthur Andersen.  She has her master’s degree and Ph.D. in accounting from the University of North Carolina at Chapel Hill and was issued her CPA in 1994.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended September 30, 2009, all reports required by Section 16(a) to be filed by the Company's officers, directors and more than 10% shareholders were filed on a timely basis.

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

Item 11. Executive Compensation

Summary Compensation Table

The table shown below provides information for the Company's last two fiscal years regarding compensation paid by the Company to its Chief Executive Officer and the other two most highly compensated executive officers of the Company based on total compensation for services rendered during the fiscal year ended September 30, 2009.  The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

Name and Principal Position	Year	Salary			Bonus (1)		Stock Awards (2)		Nonequity Incentive Plan Compensation (3)		All Other Compensation (4)			Total
O.B. Parrish, Chief Executive Officer and Acting President	2009 2008	$ $	152,825 145,100		$ $	31,250 93,750	$	- 66,063	$ $	555,500 366,000	$ $	25,426 22,073		$ $	765,001 692,986
Donna Felch, Vice President and Chief Financial Officer	2009 2008	$ $	191,244 185,000			- -	$ $	63,849 15,188	$ $	151,500 122,000	$ $	12,610 9,504		$ $	419,203 331,692
Mike Pope, Vice President and General Manager of Female Health Company (UK) Plc.	2009 2008	$ $	171,900 211,725	(5) (5)		- -	$ $	63,849 15,188	$ $	151,500 122,000	$ $	28,870 34,468	(5) (5)	$ $	416,119 383,381

(1)	Bonus amount for 2008 represents a retention bonus payable monthly to Mr. Parrish based on continued service from January 1, 2008 through September 30, 2008. Bonus amount for 2009 represents the last three months of the retention bonus paid to Mr. Parrish for his continued service through calendar-year end 2008.

(2)
These amounts reflect the dollar value of the compensation cost of all outstanding restricted stock awards and outstanding rights to receive shares of common stock recognized over the requisite service period, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R). The stock awards are valued at the closing market price of the Company's common stock on the date of grant.

(3)
Amounts for 2009 represent payouts under the Company’s Key Executive Incentive Program based on achieving net income objectives for 2009.  Under this program, each named executive officer is entitled to a payout based on the Company exceeding a target amount of net income for 2009, with the amount of the payout based on the value of the Company’s common stock on September 30, 2009.  Amounts for 2008 represent payouts under the Company's Key Executive Incentive Program based on achieving net income objectives for 2008. Under this program, each named executive officer is entitled to a payout based on the Company exceeding a target amount of net income for 2008 and an additional payout for exceeding 110% of such target amount, with the amount of the payout based on the value of the Company's common stock on September 30, 2008.

(4)	The amount of "All Other Compensation" for Mr. Parrish consists of premiums paid by the Company for term life insurance and disability insurance under which Mr. Parrish or his designee is the beneficiary; for Ms. Felch consists of matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and disability insurance; and for Mr. Pope consists of an automobile allowance.

(5)	Mr. Pope's salary and automobile allowance are paid in U.K. pounds. Amounts shown for Mr. Pope's salary are based on the 12-month average exchange rate for the year, which was 1.5516 U.S. dollars per U.K. pound in fiscal 2009 and 1.9756 U.S. dollars per U.K. pound in fiscal 2008.

Stock Awards

No stock options were granted to any of the named executive officers during the fiscal year ended September 30, 2009.

On December 10, 2008, Ms. Felch was issued 60,000 shares of restricted common stock by the Company’s Board of Directors, of which 30,000 shares vest on each December 10, 2010 and December 10, 2011.  None of the shares were vested on September 30, 2009.  Unvested shares are subject to forfeiture if Ms. Felch voluntarily leaves the Company or is terminated for cause.  All shares will vest immediately if there is a change in control of the Company.

On December 10, 2008, the Company's Board of Directors granted Mr. Pope the right to receive 60,000 shares of common stock, of which 30,000 shares will be issued on each of December 10, 2010 and December 10, 2011, unless Mr. Pope voluntarily leaves the Company or his employment is terminated for cause prior to such dates.  None of the shares had been issued as of September 30, 2009.  Any remaining grants will be immediately issued if there is a change in control of the Company.

The following table provides information regarding unexercised options, unvested restricted stock and the right to receive shares of common stock held by the named executive officers at September 30, 2009.  All of these option awards are fully vested. During the fiscal year ended September 30, 2009, Mr. Pope exercised 185,000 options.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that have not vested		Market Value of Shares of Stock that have not vested
O.B. Parrish	464,000	$1.40	04/22/13	-		-
Donna Felch	-	-	-	60,000	(1)	$303,000	(2)
Michael Pope	185,000	$1.40	04/22/13	60,000	(3)	$303,000	(4)
____________________________

(1)	30,000 shares vest on each December 10, 2010 and December 10, 2011.

(2)	Market value equals the number of shares of restricted stock that have not vested multiplied by the closing price of the Company's common stock on September 30, 2009, which was $5.05 per share.

(3)	Represents the right to receive 30,000 shares on December 10, 2010 and 30,000 shares on December 10, 2011.

(4)
Market value equals the number of shares of common stock that Mr. Pope has the right to receive multiplied by the closing price of the Company's common stock on September 30, 2009, which was $5.05 per share.

Employment and Change of Control Agreements

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

Director Summary Compensation Table

Directors who are executive officers or employees of the Company do not receive compensation for serving as directors.  In fiscal 2009, the Company paid fees to its directors who are not executive officers or employees of the Company for their committee participation.  As described below, one of our directors, Mary Ann Leeper, receives compensation as the Company's Senior Strategic Adviser pursuant to an employment agreement, and another director, William R. Gargiulo, Jr. receives consulting fees. They do not receive compensation as directors. The following table provides information concerning the compensation paid by the Company in 2009 to each of its directors who are not executive officers of the Company.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Nonequity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Mary Ann Leeper	–	$63,849	–	$151,500	$187,600	$402,949
William R. Gargiulo, Jr.	–	–	–	$101,000	$60,000	$161,000
David R. Bethune	$10,000	–	$15,555	–	–	$25,555
Stephen M. Dearholt	–	–	$15,555	–	–	$15,555
Mary Margaret Frank	$12,000	–	$15,555	–	–	$27,555
Michael R. Walton	–	–	$15,555	–	–	$15,555
Richard E. Wenninger	–	–	$15,555	–	–	$15,555

(1)	The amounts in this column reflect fees paid to board members for their committee participation.

(2)
On December 10, 2008, Dr. Leeper was issued 60,000 shares of restricted common stock by the Company’s Board of Directors.  The shares vest pro-rata over a three year period, such that 30,000 shares vest on each December 10, 2010 and December 10, 2011.  None of the shares were vested on September 30, 2009.  The closing price of the Company’s common stock on December 10, 2008 was $3.16 per share.  As of September 30, 2009, the value of Dr. Leeper’s restricted stock was $303,000 based on a value of $5.05 per share, the closing price of the Company’s common stock on that date. The shares of restricted stock have all the rights of the Company’s common stock, including voting and dividend rights.  The amount in the table reflects the dollar value of the compensation cost of the restricted stock award recognized over the requisite service period, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R). The stock award is valued at the closing market price of the Company's common stock on the date of grant.

(3)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009, in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R), of stock option awards granted to the listed directors both in 2009 and prior to fiscal 2009 that vested in fiscal 2009. The assumptions made in valuing the stock option awards are included under "Note 7, Share-based Payments" in the Notes to Consolidated Financial Statements, included herein.

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

(4)
Amounts for 2009 represent payouts under the Company's Key Executive Incentive Program based on achieving net income objectives for 2009.  Under this program, each participant is entitled to a payout based on the Company exceeding a target amount of net income for the fiscal year and an additional payout for exceeding 110% of such target amount, with the amount of the payout based on the value of the Company's common stock as of fiscal year end.  In 2009, the Key Executive Incentive Program payment was based on achieving at least 100% of the annual goal.

(5)
The amount of "All Other Compensation" for Dr. Leeper consists of salary of $164,237 as well as $8,587 in matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and $14,776 of premiums paid by the Company for term life insurance and disability insurance under which Dr. Leeper or her designee is the beneficiary.  Dr. Leeper is employed as a Senior Strategic Advisor. She had specific responsibility for the preparation, submission and presentation of the FC2 PMA to the FDA.  She is presently responsible for the FC2 launch in the United States.  In addition, she participates as a member of the Executive Operation Committee. Dr. Leeper's compensation is for the execution of these responsibilities. She does not receive compensation for her role as a director of the Company. Mr. Gargiulo is a consultant to the Company and serves as the Corporate Secretary.  In this role, he is responsible for scheduling all board and board committee meetings and distribution of material and preparation and approval of minutes for each meeting.  In addition, he is responsible for the Company's relationship with its transfer agent and the issuance of shares.  Mr. Gargiulo also assists Ms. Felch with investor relations.  Mr. Gargiulo's compensation for the execution of these responsibilities was $60,000.  He does not receive compensation for being a director of the Company.

Dr. Leeper has served as the Company's Senior Strategic Adviser since May 2006 when she retired from the positions of President and Chief Operating Officer of the Company.  Dr. Leeper's services as Senior Strategic Adviser are governed by the terms of an employment agreement dated January 20, 2006, between the Company and Dr. Leeper.  The employment agreement took effect as of May 1, 2006, and originally was to expire on September 30, 2006, but has been extended a number of times with the most recent extension lasting until December 31, 2007.  Pursuant to the employment agreement, Dr. Leeper receives an annual base salary of at least $150,000 and is entitled to participate in the Company’s bonus plans, stock incentive plan and other employee benefit plans. Additionally, Dr. Leeper is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company’s other senior management.  Pursuant to the employment agreement, Dr. Leeper has agreed not to compete with the Company during employment and for a period of two years following termination of employment (six months if employment is terminated by the Company after a “change of control”) and has agreed to maintain the confidentiality of the Company’s proprietary information and trade secrets during the term of employment and for three years thereafter. The employment agreement provides that if Dr. Leeper’s employment is terminated by the Company without “cause” or by Dr. Leeper for “good reason,” Dr. Leeper will be entitled to a severance payment of $125,000 and a payment of $50,000 in consideration of the noncompetition and confidentiality covenants, except that if such termination occurs at any time after or in anticipation of a “change of control” with respect to the Company, Dr. Leeper will be entitled solely to those amounts to which she is entitled under the Amended and Restated Change of Control Agreement dated October 1, 2005 by and between the Company and Dr. Leeper.  The terms of such Amended and Restated Change of Control Agreement are substantially the same as those summarized under the heading "Employment and Change of Control Agreements."  If the termination of Dr. Leeper’s employment occurs as a result of the death or disability of Dr. Leeper, then she shall be entitled to receive the greater of (a) her base salary or (b) the remaining amounts due her under the terms of the employment agreement.  Since the contract expiration, the Company has continued to employ Dr. Leeper based on the same terms.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock as of December 10, 2009 with respect to (a) each person known to the Company to own beneficially more than 5% of the Company's common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock subject to options or warrants that are either currently exercisable or exercisable within 60 days of December 10, 2009 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The table lists applicable percentage ownership based on 26,569,461 shares outstanding as of December 10, 2009.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent

O.B. Parrish (2)	1,295,401	4.8%
William R. Gargiulo, Jr. (3)	137,500	*
Mary Ann Leeper, Ph.D. (4)	1,009,500	3.7%
Stephen M. Dearholt (5)	3,444,079	12.6%
David R. Bethune (6)	209,167	*
Michael R. Walton (7)	864,723	3.2%
Richard E. Wenninger (8)	2,819,838	10.6%
Mary Margaret Frank (9)	66,667	*
Michael Pope (10)	186,350	*
Donna Felch (11)	125,000	*
Red Oak Partners (12)	1,637,621	6.2%

All directors and executive officers as a group (10 persons) (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)	10,158,225	34.6%
_______________
* Less than 1 percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60654; the address of Mr. Dearholt is 36365 Trail Ridge Road, Steamboat Springs, CO 80488; the address of Mr. Walton is 929 North Astor, Unit 2101, Milwaukee, WI 53202; the address of Mr. Wenninger is 14000 Gypsum Creek Road, Gypsum, CO 81637; the address of Dr. Frank is P.O. Box 6550, Charlottesville, VA 22906; and the address of Red Oak Partners is 654 Broadway, Suite 5, New York, NY 10012.

(2)	Includes 233,501 shares owned by Phoenix of Illinois. Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix of Illinois. Also includes 346,400 shares of common stock owned directly by Mr. Parrish, 225,000 shares of common stock owned by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power, 464,000 shares of common stock subject to stock options held by Mr. Parrish and 26,500 shares subject to warrants held by Mr. Parrish.

(3)	Consists of 37,500 shares of common stock owned directly by Mr. Gargiulo and 100,000 shares of common stock subject to stock options held by Mr. Gargiulo.

(4)	Consists of 219,500 shares of common stock owned directly by Dr. Leeper and 790,000 shares of common stock subject to stock options held by Dr. Leeper.

(5)	Includes 1,875,492 shares owned directly by Mr. Dearholt. Also includes 69,500 shares held by the Dearholt, Inc. Profit Sharing Plan, 28,500 shares held in a self-directed IRA, 275,820 shares held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, and 418,100 shares held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock. Also includes 176,667 shares of common stock subject to stock options held by Mr. Dearholt and 1,000,000 shares of common stock subject to warrants held by Mr. Dearholt.

(6)	Consists of 32,500 shares of common stock owned directly by Mr. Bethune and 176,667 shares of common stock subject to stock options held by Mr. Bethune.

(7)	Consists of 748,056 shares of common stock owned directly by Mr. Walton and 116,667 shares of common stock subject to stock options held by Mr. Walton.

(8)	Consists of (a) 2,468,923 shares of common stock owned directly by Mr. Wenninger, (b) 34,248 shares of common stock held by Mr. Wenninger's spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 250,000 shares of Common Stock held by a trust of which Mr. Walton is trustee, and (d) 66,667 shares of common stock subject to stock options held by Mr. Wenninger.

(9)	Consists of 66,667 shares of common stock subject to stock options held by Dr. Frank.

(10)	Consists of 1,350 shares of common stock owned directly by Mr. Pope and 185,000 shares of common stock subject to stock options held by Mr. Pope.

(11)	Consists of 125,000 shares of common stock owned directly by Ms. Felch.

(12)	Red Oak Partners and certain affiliates filed a Schedule 13G dated February 5, 2009 reporting that Red Oak Partners, as general partner of Red Oak Fund LP, beneficially owned 1,637,621 shares of common stock with shared voting and investment power over such shares.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2009, for the Company's equity compensation plans and arrangements. The plans and arrangements dated prior to July, 2007, were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.   In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2,000,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING O PTIONS, WARRANTS, AND RIGHTS		NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS
Equity compensation plans approved by shareholders	238,250	(1)	$3.92	1,626,750
Equity compensation plans not approved by shareholders	2,229,000		$1.40	-
Total	2,467,250		$1.56	1,626,750

(1) Includes rights to receive a total of 88,250 shares contingent on continued employment.

The Company's equity compensation plans not approved by shareholders include the 1997 Stock Option Plan, the 1997 Outside Director Stock Option Plan and a warrant issuance to a consultant. Options granted under these plans are nonqualified stock options under the Internal Revenue Code. Options expire at such time as the Board of Directors determines, provided that no stock option may be exercised later than the tenth anniversary of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the participant only by him or her. The option price per share is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted. The 1997 Stock Option Plan expired as of December 31, 2006, thus no further shares can be issued under this plan.

In July 2006, the Company issued 200,000 warrants to purchase shares of common stock to a consultant in part for payment to assist in evaluating strategic growth opportunities.  In fiscal 2009, 90,000 warrants were exercised, leaving 110,000 outstanding as of September 30, 2009.  These warrants have an exercise price of $1.30 per share and expire on July 10, 2016.

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

Director Independence

The Company's Board of Directors currently consists of eight members:  O.B. Parrish, Mary Ann Leeper, Ph.D., William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, Richard E. Wenninger and Mary Margaret Frank, Ph.D.  The Board of Directors has reviewed the independence of the directors under the applicable standards of the NASDAQ Stock Market, and based on this review, the Board of Directors determined that all of the directors are independent under the NASDAQ Stock Market listing standards other than O.B. Parrish, Mary Ann Leeper and William R. Gargiulo, Jr.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and non-audit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal 2009 and fiscal 2008:

Service Type	Fiscal 2009	Fiscal 2008

Audit Fees (1)	$259,075	$287,017
Audit-Related Fees (2)	12,025	12,211
Tax Fees (3)	46,083	12,481
All Other Fees	-	-
Total Fees	$317,183	$311,709

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2009 and September 30, 2008; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q’s during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)	Consists of costs incurred for consultation on various accounting matters in support of the Company's financial statements and comment letters from the SEC.

(3)
For the fiscal years ended September 30, 2008 and September 30, 2009 consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

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

(a)  The following documents are filed as part of this report:

1.        Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2009 and 2008

Consolidated Statements of Income for the Years Ended September 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.           Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (5)

3.6	Amended and Restated By-Laws of the Company. (6)

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).

10.1	Trademark License Agreement for Reality Trademark. (7)

10.2	Outside Director Stock Option Plan. (8)

10.3	Lease dated November 2, 2009, among O&T Properties Limited, the Company and The Female Health Company (UK) Plc. (9)

10.4	Deed of Surrender dated November 2, 2009, among O&T Properties Limited, the Company, The Female Health Company (UK) Plc. and The Female Health Company Limited. (9)

10.5	Rent Deposit Deed dated November 2, 2009, between O&T Properties Limited and The Female Health Company (UK) Plc. (9)

10.6	1997 Stock Option Plan, as amended.

10.7	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005. (10)

10.8	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005. (10)

10.9	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005. (10)

10.10	Change of Control Agreement between the Company and Donna Felch dated February 8, 2006. (11)

10.11	Employment Agreement between the Company and Mary Ann Leeper dated effective as of May 1, 2006. (12)

10.12	The Female Health Company 2008 Stock Incentive Plan. (13)

10.13	Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan.

21	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (14)

(1)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(4)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(5)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(6)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.

(7)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(8)	Incorporated herein by reference to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 23, 1996.

(9)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 6, 2009.

(10)	Incorporated herein by reference to the Company's September 30, 2005 Form 10-KSB.

(11)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2006.

(12)	Incorporated hereby by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on February 21, 2006.

(13)	Incorporated hereby by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 2008.

(14)
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

Date:  December 17, 2009
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

Signature	Title	Date
/s/ O. B. Parrish	Chairman of the Board, Chief Executive Officer	December 17, 2009
O.B. Parrish	and Director (Principal Executive Officer)

/s/ Mary Ann Leeper, Ph.D.	Director	December 17, 2009
Mary Ann Leeper, Ph.D.

/s/ Donna Felch	Vice President and Chief Financial Officer (Principal	December 17, 2009
Donna Felch	Accounting and Financial Officer)

/s/ William R. Gargiulo	Secretary and Director	December 17, 2009
William R. Gargiulo

/s/ David R. Bethune	Director	December 17, 2009
David R. Bethune

	Director	December 17, 2009
Stephen M. Dearholt

/s/ Michael R. Walton	Director	December 17, 2009
Michael R. Walton

	Director	December 17, 2009
Richard E. Wenninger

	Director	December 17, 2009
Mary Margaret Frank

The Female Health Company and Subsidiaries
Index to Consolidated Financial Statements

Document	Page No.

Audited Consolidated Financial Statements.

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.	F-1

Consolidated Balance Sheets as of September 30, 2009 and 2008	F-2

Consolidated Statements of Income for the years ended September 30, 2009 and 2008.	F-3

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2009 and 2008.	F-4 and F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008	F-6

Notes to Consolidated Financial Statements.	F-7 through F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries, as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of The Female Health Company and Subsidiaries’ internal control over financial reporting as of September 30,2009, included in the accompanying Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
December 17, 2009

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2009 AND 2008
	2009	2008
ASSETS
Current Assets
Cash	$2,810,197	$1,922,148
Restricted cash	105,074	211,873
Accounts receivable, net of allowance for doubtful accounts 2009 $40,000 and 2008 $53,000	7,806,007	6,810,050
Income tax receivable	68,106	-
Inventories	1,203,063	1,322,652
Prepaid expenses and other current assets	429,602	414,040
Deferred income taxes	2,181,000	1,600,000
TOTAL CURRENT ASSETS	14,603,049	12,280,763

Other Assets	87,621	55,330

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	166,226	-
Equipment, furniture and fixtures	7,037,099	6,046,283
	7,203,325	6,046,283
Less accumulated depreciation and amortization	(4,381,709)	(4,551,638)
	2,821,616	1,494,645

Deferred income taxes	1,028,149	-

TOTAL ASSETS	$18,540,435	$13,830,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$602,196	$621,115
Accrued expenses and other current liabilities	1,420,099	1,160,086
Accrued compensation	1,597,662	1,225,454
Restructuring accrual	1,116,911	-
Deferred gain on sale of facility	657,605	-
Preferred dividends payable	-	25,068
TOTAL CURRENT LIABILITIES	5,394,473	3,031,723

Obligations under capital leases	34,428	49,597
Deferred gain on sale of facility	-	836,733
Deferred grant income	157,143	203,483
TOTAL LIABILITIES	5,586,044	4,121,536

STOCKHOLDERS’ EQUITY
Convertible preferred stock, Class A Series 1, par value $.01 per share; authorized 5,000,000 shares; no shares issued and outstanding in 2009 and 2008.	-	-

Convertible preferred stock, Class A Series 3, par value $.01 per share; authorized 700,000 shares; no shares issued and outstanding in 2009; 307,602 shares issued and outstanding in 2008.	-	3,076

Convertible preferred stock, Class B, par value $.50 per share; authorized 15,000 shares; no shares issued and outstanding in 2009 and 2008.	-	-

Common Stock, par value $.01 per share; authorized 38,500,000 shares; issued 28,382,766 and 27,112,908 shares, and 26,538,961 and 26,271,908 outstanding in 2009 and 2008, respectively.	283,828	271,129

Additional paid-in capital	66,395,902	65,366,130
Accumulated other comprehensive loss	(581,519)	(162,705)
Accumulated deficit	(47,143,309)	(53,598,971)
Treasury stock, at cost, 1,843,805 and 841,000 shares of common stock in 2009 and 2008, respectively	(6,000,511)	(2,169,457)
TOTAL STOCKHOLDERS’ EQUITY	12,954,391	9,709,202
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,540,435	$13,830,738
See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Product sales	$27,383,165	$25,528,250
Royalty income	160,176	105,876
Net revenues	27,543,341	25,634,126

Cost of sales	14,025,523	14,904,325

Gross profit	13,517,818	10,729,801

Operating expenses:
Advertising and promotion	191,153	223,800
Selling, general and administrative	7,006,111	7,038,060
Research and development	105,916	284,216
Restructuring costs	1,496,624	-
Total operating expenses	8,799,804	7,546,076

Operating income	4,718,014	3,183,725

Non-operating income:
Interest and other income	55,984	53,445
Foreign currency transaction gain	276,113	966,736
Total non-operating income	332,097	1,020,181

Income before income taxes	5,050,111	4,203,906

Income tax benefit	(1,485,268)	(762,862)

Net income	6,535,379	4,966,768

Preferred dividends, Class A, Series 1	-	8,397
Preferred dividends, Class A, Series 3	79,717	129,109

Net income attributable to common stockholders	$6,455,662	$4,829,262

Net income per basic common shares outstanding	$0.25	$0.18

Basic weighted average common shares outstanding	25,651,915	26,116,499

Net income per diluted common share outstanding	$0.24	$0.18

Diluted weighted average common shares outstanding	27,806,832	27,983,263

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 2009 AND 2008

						Accumulated
	Class A	Class A				Other
	Series 1	Series 3	Preferred		Additional	Comprehensive		Cost of
	Preferred	Preferred	Stock	Common	Paid-in	(Loss)	Accumulated	Treasury
	Stock	Stock	Class B	Stock	Capital	Income	Deficit	Stock	Total

Balance at September 30, 2007	$560	$4,734	$-	$264,379	$64,954,610	$1,051,156	$(58,428,233)	$(399,747)	$7,447,459

Share-based compensation	-	-	-	800	264,002	-	-	-	264,802
Amortization of unearned consulting fees	-	-	-	-	57,000	-	-	-	57,000
Issuance of 290,000 shares of Common Stock for
warrants exercised	-	-	-	2,900	419,600	-	-	-	422,500
Issuance of 291,000 shares of Common Stock for
options exercised	-	-	-	2,910	299,340	-	-	-	302,250
Issuance of 14,000 shares of Common Stock and
cash payment for 42,000 shares for redemption
56,000 shares preferred stock Class A ,Series 1	(560)	-	-	140	(104,580)	-	-	-	(105,000)
Repurchase 165,773 shares preferred stock Class A,
Series 3	-	(1,658)	-	-	(523,842)	-	-	-	(525,500)
Stock repurchase – 667,600 Treasury Shares	-	-	-	-	-	-	-	(1,769,710)	(1,769,710)
Preferred Stock dividends	-	-	-	-	-	-	(137,506)	-	(137,506)
Comprehensive income:
Net income	-	-	-	-	-	-	4,966,768	-	4,966,768
Foreign currency translation adjustment	-	-	-	-	-	(1,213,861)	-	-	(1,213,861)
Comprehensive income									3,752,907

Balance at September 30, 2008	$-	$3,076	$-	$271,129	$65,366,130	$(162,705)	$(53,598,971)	$(2,169,457)	$9,709,202

See Notes to Consolidated Financial Statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 2009 AND 2008

	Class A Series 3 Preferred Stock	Class A Series 1 Preferred Stock	Preferred Stock Class B	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Cost of Treasury Stock	Total

Balance at September 30, 2008	$3,076	-	-	$271,129	$65,366,130	$(162,705)	$(53,598,971)	$(2,169,457)	$9,709,202

Share-based compensation	-	-	-	1,733	297,430	-	-	-	299,163
Issuance of 67,524 shares of Common Stock upon
warrants cashless exercised	-	-	-	675	(675)	-	-	-	-
Issuance of 400,000 shares of Common Stock
upon exercise of warrants	-	-	-	4,000	285,000	-	-	-	289,000
Issuance of 320,980 shares of Common Stock
for option exercised	-	-	-	3,210	446,162	-	-	-	449,372
Issuance of 500 shares of Common Stock	-	-	-	5	1,855	-	-	-	1,860
Issuance of 307,604 shares of Common Stock
upon conversion of 307,604 shares Preferred Stock Series 3	(3,076)	-	-	3,076	-	-	-	-	-
Stock repurchase – Total 1,002,805 Treasury Shares	-	-	-	-	-	-	-	(3,831,054)	(3,831,054)
Preferred Stock dividends	-	-	-	-	-	-	(79,717)	-	(79,717)
Comprehensive income:	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	6,535,379	-	6,535,379
Foreign currency translation adjustment	-	-	-	-	-	(418,814)	-	-	(418,814)
Comprehensive income	-	-	-	-	-	-	-	-	6,116,565

Balance at September 30, 2009	$-	$-	$-	$283,828	$66,395,902	$(581,519)	$(47,143,309)	$(6,000,511)	12,954,391

See Notes to Consolidated Financial Statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
OPERATIONS
Net income	$6,535,379	$4,966,768
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	268,382	217,085
Amortization of deferred gain on sale and leaseback of building	(88,367)	(112,512)
Amortization of deferred income from grant - BLCF	(24,198)	(23,466)
Provision for obsolete inventory	53,028	(15,100)
Provision for bad debts	(7,758)	9,878
Interest added to certificate of deposit	(2,709)	(2,586)
Amortization of unearned consulting fees	-	57,000
Share-based compensation	373,776	264,802
Deferred income taxes	(1,597,552)	(775,000)
Loss on disposal of fixed assets	6,739	6,288
Changes in operating assets and liabilities:
Accounts receivable	(1,287,103)	(1,158,701)
Income tax receivable	(66,369)	-
Inventories	(72,259)	(110,081)
Prepaid expenses and other assets	(48,795)	134,823
Accounts payable	44,476	(94,241)
Accrued expenses and other current liabilities	1,660,444	879,441
Net cash provided by operating activities	5,747,114	4,244,398

INVESTING ACTIVITIES
Decrease (increase) in restricted cash	106,799	(125,438)
Proceeds from disposal of fixed assets	32,079	13,859
Capital expenditures	(1,643,593)	(347,602)
Net cash used in investing activities	(1,504,715)	(459,181)

FINANCING ACTIVITIES
Payment on capital lease obligations	(39,448)	(36,499)
Proceeds from exercise of stock options	449,372	302,250
Proceeds from exercise of common stock warrants	289,000	422,500
Redemption and repurchase of preferred stock	-	(630,500)
Proceeds from issuance of common stock	1,860	-
Purchases of common stock for treasury shares	(3,831,054)	(1,769,710)
Dividends paid on preferred stock	(104,785)	(165,463)
Net cash used in financing activities	(3,235,055)	(1,877,422)

Effect of exchange rate changes on cash	(119,295)	(785,068)

Net increase in cash	888,049	1,122,727
Cash at beginning of year	1,922,148	799,421

CASH AT END OF YEAR	$2,810,197	$1,922,148

Schedule of noncash financing and investing activities:
Preferred dividends declared	-	25,068
Reduction of accrued expense upon issuance of shares	72,688	76,516
Capital lease obligations incurred for the purchase of equipment	45,808	103,559
Foreign currency translation adjustment	(418,814)	(1,213,861)
Income tax paid	133,914	42,564
Fixed asset additions in accounts payable at year end	86,104	-

See notes to consolidated financial statements.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiaries, The Female Health Company - UK, plc and The Female Health Company (M) SDN. BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the female condom.  The original female condom is known as the “FC Female Condom” in the U.S., and "femidom" or "femy" outside the U.S; the second generation product is known as FC2 throughout the world.  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which is located in a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 75 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

Use of estimates:  The preparation of financial statements requires management to make estimates and use assumptions that affect certain reported amounts and disclosures.  Actual results may differ from those estimates.

Significant accounting estimates include the allowance for doubtful accounts, reserve for inventory obsolescence, estimated useful lives of fixed assets, deferred income tax valuation allowance and value of equity-based compensation.

Cash concentration: The Company’s cash is maintained primarily in three financial institutions, one located in Clayton, Missouri, one located in London, England and the other in Kuala Lumpur, Malaysia.

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. As of September 30, 2009, the $7,806,007 accounts receivable balance was comprised of $7,534,290 trade receivables and $271,717 other receivables, compared to an accounts receivable balance of $6,810,050 as of September 30, 2008 which was comprised of $6,351,493 trade receivables and $458,557 other receivables. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.   The Company’s customers are primarily governments, ministries of health and large global agencies which purchase and distribute the female condom for use in HIV/AIDS prevention programs. In fiscal year 2009, significant customers were John Snow, Inc., facilitator of USAID I DELIVER project (34% of unit sales) and UNFPA (25% of unit sales). No other single customer accounted for more than 10% of unit sales in fiscal 2009.

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

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies (Continued)

Foreign currency translation and operations: The financial statements of the Company's international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity and a weighted average exchange rate for each period for revenues, expenses, and gains and losses.  Translation adjustments are recorded as a separate component of stockholders' equity as the local currency is the functional currency. Assets located outside of the United States totaled approximately $8,700,000 and $7,500,000 at September 30, 2009 and 2008, respectively.

Equipment and furniture and fixtures:  Depreciation and amortization are computed using primarily the straight-line method.  Depreciation and amortization are computed over the estimated useful lives of the respective assets which range as follows:

Manufacturing equipment	5 - 10 years
Office equipment	3 years
Furniture and fixtures	7 - 10 years

Depreciation on leased assets is computed over the lesser of the remaining lease term or the estimated useful lives of the assets.  Depreciation on leased assets is included with depreciation on owned assets.

Patents and trademarks:  FC2 patents have been issued in Europe, Canada, Australia, South Africa and the People’s Republic of China.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation female condom, including its overall design and manufacturing process.

The Company has the registered trademark “FC2 Female Condom” in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others.  The new patents were expensed when incurred.

Financial instruments: On October 1, 2008, the Company adopted a new accounting standard, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB provided a one year deferral in November 2007 which deferred the effective date of this standard, until the beginning of our 2010 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis. The Company determined that the adoption of this standard did not have a material effect on its consolidated financial statements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
●	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
●	Level 3: Unobservable inputs reflecting managment's own assumptions abou the inputs used in pricing the asset or liability.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies (Continued)

The Company currently does not have any assets measured at fair value on a recurring basis. Substantially all of the Company’s cash and cash equivalents, as well as restricted cash, are held in demand deposits, including money market accounts, with its bank. The Company has no financial instruments for which the carrying value is materially different than fair value.

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2009 and 2008, was approximately $106,000 and $284,000, respectively.

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

Revenue recognition:  The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.  The Company also derives revenue from licensing its intellectual property under an agreement with its business partner, Hindustan Lifecare Limited.  Such revenue appears as royalty income on the Consolidated Statements of Income for the years ended September 30, 2009 and 2008, and is recognized in the period in which the sale is made by Hindustan Lifecare Limited.

Deferred grant income:  The Company received grant monies from the British Linkage Challenge Fund to help the Company defray certain expenses and the cost of capital expenditures related to a project.  The underlying project related to the development of a linkage between the UK subsidiary and Hindustan Lifecare Limited, in India, to do end-stage manufacturing of the female condom and develop the market for the product in that country.  The grant received was split between the Company and Hindustan Lifecare Limited pro-rata to their respective expenditure on the project. The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocated its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses were credited to income in the quarter incurred.  Grant proceeds for capital expenditure were deferred and released to income in line with the depreciation of the relevant assets.

Share-based compensation: The Company accounts for stock-based compensation expense for equity awards exchanged for employee services over the vesting period based on the grant-date fair value.

Advertising:  The Company's policy is to expense advertising and promotion costs as incurred.

Income taxes:  The Company files separate income tax returns for its foreign subsidiaries. Accounting Standards Codification (topic 740) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carryforwards for income tax purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Earnings per share (EPS):  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and upon restrictions lapsing on restricted shares, for all periods. In fiscal 2008, dilutive potential common shares also consisted of the incremental common shares issuable upon conversion of convertible preferred shares. All convertible preferred shares were converted to common shares in fiscal 2009.

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

Over the years, the US parent company financed the operations of its U.K. subsidiaries through an intercompany loan with The Female Health Company-UK, plc., which is eliminated upon consolidation.  The Company had designated the intercompany loan to be long-term in nature. Further, the Company follows the guidance of Accounting Standards Codification (topic 830) when translating the subsidiary’s balance sheet for consolidation purposes, which states that gains and losses on intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) would not be included in the computation of net income when the entities to the transaction are consolidated.

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

The US parent company routinely purchases inventory produced by its UK and Malaysia subsidiaries, and the UK entity purchases inventory produced by its Malaysia subsidiary, for sale to its customers. This intercompany trade account is eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis, and as such, translation gains and losses are recognized in the consolidated statement of income. Included in foreign currency transaction gains  is approximately $302,000 and $551,000 of translation gains on the intercompany trade account for the years ended September 30, 2009 and 2008, respectively, which fluctuate based on the timing of inventory purchases as well as variability in exchange rates.

Subsequent events: In May 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.   Management has evaluated all events or transactions that occurred after September 30, 2009 up through December 17, 2009, the date these financial statements were issued. During this period the Company did not have other material recognizable subsequent events.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies (Continued)

Reclassification: Certain items in the financial statements for the year ended September 30, 2008 have been reclassified to be consistent with the presentation shown for the year ended September 30, 2009.

Note 2.       Earnings per Share

Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. In the diluted earnings per share calculation, the numerator is the sum of net income attributable to common stockholders and preferred dividends. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and unvested shares granted to employees. In fiscal 2008, dilutive potential common shares also consist of the incremental common shares issuable upon conversion of convertible preferred shares.

	September 30,
	2009	2008
Denominator:
Weighted average common shares outstanding - basic	25,651,915	26,116,499
Net effect of dilutive securities:
Options	1,405,169	755,600
Warrants	526,566	757,060
Convertible preferred stock	-	307,604
Unvested restricted shares	223,182	46,500
Total net effect of dilutive securities	2,154,917	1,866,764
Weighted average common shares outstanding - diluted	27,806,832	27,983,263
Income per common share – basic	$0.25	$0.18
Income per common share – diluted	$0.24	$0.18

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 3.        Inventories

The components of inventory consist of the following at September 30, 2009 and 2008:

	2009	2008

Raw material	$519,046	$910,130
Work in process	305,778	135,020
Finished goods	474,239	323,502
Inventory, gross	1,299,063	1,368,652
Less: inventory reserves	(96,000)	(46,000)
Inventory, net	$1,203,063	$1,322,652

Note 4.        Notes Payable and Long-Term Debt

Presently, the Company has two revolving notes with Heartland Bank that allow the Company to borrow up to $1,500,000. These notes, which expire July 1, 2010, were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to base rate plus 0.5%, with an interest rate minimum of 6%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at September 30, 2009 and 2008.

 Note 5.        Operating Leases, Rental Expense and Subsequent Event

The Company’s corporate headquarters is located in 5,100 square feet of leased office space in Chicago, Illinois.  The lease, which expires October 31, 2011, requires monthly payments of $6,882 plus real estate taxes, utilities, and maintenance expenses.

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England.  The Company received $3,365,000 (£1,950,000) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one pound during the period December 2006 to December 2027.  As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $460,399 (£296,725) per year payable quarterly until 2016. The lease was renewable through December 2027. The Company was also required to make an initial security deposit of $483,168 (£268,125) which has been reduced to $151,281 (£97,500) and is included in accounts receivable in the consolidated balance sheet at September 30, 2009 because the deposit was returned to the Company in fiscal year 2010.  The facility had a net book value of $1,398,819 (£810,845) on the date of the transaction.  The $1,966,181 (£1,139,155) gain which resulted from this transaction is being recognized as short term as of September 30, 2009 due to the lease surrender that occurred in fiscal year 2010 and is discussed in the following paragraph.  Unamortized deferred gain as of September 30, 2009 and 2008, was $657,605 (£413,017) and $836,733 (£469,969), respectively.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 5.        Operating Leases, Rental Expense and Subsequent Event  (Continued)

Subsequent to the fiscal year end, the Company entered into an agreement with the new owner of the property to surrender its existing UK facility lease, which would have expired in December, 2016, in exchange for a surrender fee and a new short-term lease.  On November 2, 2009, the Company entered into the new lease and related agreements. The rent of approximately $488,100 annually was deposited by the Company upon execution of the new agreement.  Should the lease terminate in six months rather than twelve, the Company would receive a refund of approximately $244,000.  In connection with the new lease, the Company made an initial lease surrender payment of approximately $986,940.  An additional lease surrender payment of approximately $493,470 will be due on or before February 2, 2010.  From a cash flow perspective, replacing the previous lease at this time eliminates future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).  The new lease expires on the earlier of (1) at least three months after the landlord provides a notice of termination, but in any event not before May 2, 2010 and (2) November 2, 2010. The lease buyout and other termination costs resulted in a one-time charge of approximately $1.7 million, net of the recognition of deferred gain on the sale of the facility of $658,000, that is being recognized as incurred in fiscal 2010. All property, plant and equipment which will be disposed of in fiscal 2010 is fully depreciated, so has no net book value.

In September, 2007, the Company leased 16,000 sq. ft. of manufacturing space in Selangor D.E., Malaysia.  The lease term is for three years at a monthly rate of $6,735 and may be renewed for two additional three year terms.

The Company also leases equipment under a number of lease agreements which expire at various dates between March 2009 and June 2013.  The aggregate monthly rental was $4,406 at September 30, 2009.

Details of operating lease expense, including real estate taxes and insurance, are as follows:

	September 30,
	2009	2008
Operating Lease Expense:
Factory and office leases	$871,235	$1,052,918
Other	52,872	23,038
	$924,107	$1,075,956

In fiscal year 2009 and 2008, the Company entered into several capital leases. Each of the leases have a thirty-six month term and require monthly rentals of $3,964.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 5.        Operating Leases, Rental Expense and Subsequent Event  (Continued)

Future minimum payments under leases, including the effects of the lease arrangements that occurred subsequent to year end, consisted of the following as of September 30, 2009:

	Operating leases	Capital leases
2010	$649,936	$36,095
2011	89,317	23,929
2012	11,231	13,615
2013	2,974	-
Total minimum lease payments	$753,458	73,639
Less amounts representing interest		(8,150)
Present value of net minimum lease payments		65,489
Less current obligations		(31,061)
Long-term obligations		$34,428

Note 6.        Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating loss and tax credit carryforwards.

In evaluating the Company’s ability to realize it’s deferred tax assets management considers all available positive and negative evidence including past operating results and forecast of future taxable income. In determining future taxable income, management makes assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results.  These differences could have a material effect on the Company's future results of operations and financial condition.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes as of September 30, 2009 and 2008 is as follows:

	September 30
	2009	2008
Income tax expense at statutory rates	$1,717,000	$1,429,000
State income tax, net of federal benefits	267,000	222,000
Effect of AMT expense	112,284	-
Non-deductible expenses	33,000	(76,000)
Effect of foreign income tax	-	12,138
Utilization of NOL carryforwards	(1,331,340)	(1,087,000)
Decrease in valuation allowance	(2,283,212)	(1,263,000)
Income tax benefit	$(1,485,268)	$(762,862)

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 6.        Income Taxes (Continued)

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $37,393,000 and $28,224,000, respectively, for income tax purposes expiring in years 2010 to 2028.   The Company's UK subsidiary, The Female Health Company - UK, plc has UK net operating loss carryforwards of approximately $68,790,000 as of September 30, 2009 which can be carried forward indefinitely to be used to offset future UK taxable income. The Female Health Company – Malaysia has net operating loss carryforwards of approximately $352,000 as of September 30, 2009 which can be carried forward indefinitely to be used to offset future Malaysian taxable income.

The federal and state income tax provision (benefit) for the years ended September 30, 2009 and 2008 is summarized below:

	2009	2008
Deferred – U.S.	$(508,000)	$(697,500)
Deferred – U.K.	(1,089,552)	$(77,500)
Current – U.S.	112,284	-
Current – Malaysia	-	12,138
Income tax benefit	$(1,485,268)	$(762,862)

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2009 and 2008:

	September 30
Deferred Tax Assets:	2009	2008
Federal net operating loss carryforwards	$12,714,000	$14,144,000
State net operating loss carryforwards	2,258,000	1,771,000
AMT credit carryforward	103,000	-
Foreign net operating loss carryforwards – UK	19,261,000	23,907,000
Foreign capital allowance – UK	500,000	1,010,000
Foreign net operating loss carryforwards – Malaysia	99,149	104,000
Foreign capital allowance – Malaysia	559,000	-
Other, net	55,000	31,000
Gross deferred tax assets	35,549,149	40,967,000
Valuation allowance for deferred tax asset	(32,340,000)	(39,367,000)
Deferred income taxes	$3,209,149	$1,600,000

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2009	2008
Current assets – U.S.	$1,417,000	$1,440,000
Current assets – U.K.	764,000	160,000
Long-term assets – U.S.	531,000	-
Long-term assets – U.K.	497,149	-
	$3,209,149	$1,600,000

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 6.        Income Taxes (Continued)

The valuation allowance decreased by $2,283,212 (representing a reduction of $7,027,000 net of the effects of foreign currency translations of $4,743,788) and decreased by $1,263,000 (representing a reduction of $2,757,000 net of the effects of foreign currency translations of $1,494,000), for the years ended September 30, 2009 and 2008, respectively. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock, the Company’s public offering of common stock and the exercise of common stock warrants and options may subject the Company to annual limitations on the utilization of its net operating loss carryforward.   Under the Inland Revenue statutes, certain triggering events may subject the Company to limitations on the utilization of its net operating loss carryforward in the UK.  As of September 30, 2009, management does not believe any limitations have occurred.

Accounting Standards Codification Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 developed a two-step process to evaluate a tax position and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions.  The open tax years are those years ending September 30, 2005 through September 30, 2008, which statutes expire in 2009-2012.  The Internal Revenue Service is currently auditing the Federal Income tax return for 2008. The 2009 tax return has not been filed as of the date of this filing. As of September 30, 2009 and 2008, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the years ended September 30, 2009 and 2008.

Note 7.        Share-based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of September 30, 2009, a total of 373,250 shares have been granted under the plan, 150,000 shares were in the form of stock options, all others were in the form of restricted stock or other share grants.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the years ended September 30, 2009 and 2008 was $77,776 and $56,470, respectively.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 7.        Share-based Payments (Continued)

Stock Option Plans (continued)

The Company did not grant any stock options for the year ended September 30, 2008.  In May, 2009, the Company granted 150,000 stock options to its independent board members under the 2008 Stock Incentive plan.  The options vest evenly over 36 months, at a rate of 1/36 of the grant per month.  The options have a ten year life.  The estimated forfeiture rate was 1.44% based on the Company’s prior forfeiture history.

The table below outlines the weighted average assumptions for options granted during the year ended September 30, 2009.

Year ended September 30, 2009
Weighted Average Assumptions:
Expected Volatility	42.19%
Expected Dividend Yield	0%
Risk-free Interest Rate	3.06%
Expected Term (in years)	6.5
Fair Value of Options Granted	$ 1.83

During the year ended September 30, 2009, the Company used historical volatility of its common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The expected term of the options represents the estimated period of time until exercise and is based on the simplified method. To value option grants for actual stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 7.        Share-based Payments (Continued)

Option Activity:

The following table summarizes the stock options outstanding and exerciserable at September 30, 2009:

		Weighted Average
	Shares	Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	2,745,980	$1.37
Granted	-	-
Exercised	(291,000)	1.04
Forfeited	(15,000)	1.27
Outstanding at September 30, 2008	2,439,980	1.41
Granted	150,000	3.92
Exercised	(320,980)	1.40
Forfeited	-	-
Outstanding at September 30, 2009	2,269,000	$1.58	4.30	$ 7,884,000
Exercisable on September 30, 2009	2,135,667	$1.43	3.97	$ 7,734,000

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $5.05 on the last day of business for the period ended September 30, 2009. The total intrinsic value of options exercised during the years ended September 30, 2009 and 2008 was approximately $1,599,000 and $506,000, respectively.

Total unrecognized compensation cost for stock options as of September 30, 2009 was approximately $243,000. This compensation cost will be recognized over a weighted average period of 2.71 years.  The deferred tax asset and realized tax benefit from stock options exercised and other share-based payments for the years ended September 30, 2009 and 2008 was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock:

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years or the issuances may be contingent on continued employment for periods that range from one to three years. In addition, the Company has issued stock awards to certain employees that contain vesting provisions or provide for future issuance contingent continued employment.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 7.        Share-based Payments (Continued)

A summary of the non-vested stock activity for fiscal 2009 and 2008 is summarized in the table below:

Non-vested awards summary:	Shares	Weighted Average Grant -Date Fair Value
Outstanding at September 30, 2007	113,333	$1.53
Stock granted	46,500	2.32
Vested	(157,278)	1.75
Forfeited	-	-
Total Outstanding September 30, 2008	2,555	$2.65
Stock granted	223,182	3.14
Vested	(100,913)	2.93
Cancelled	(5,235)	2.45
Total Outstanding September 30, 2009	119,589	$3.16

The Company recognized share-based compensation expense for restricted stock of approximately $296,000 ($147,000 of which is included in accrued expenses at September 30, 2009 since the related shares have not been issued) for the year ended September 30, 2009 and $265,000 for the year ended September 30, 2008. This expense is included in selling, general and administrative expenses for the respective periods.

As of September 30, 2009, there was approximately $378,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next 1.75 years. The fair value of the shares that vested during the years ended September 30, 2009 and 2008 was $296,000 and $656,000, respectively.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants in either fiscal 2009 or fiscal 2008.  In fiscal 2009, warrant holders exercised 490,000 warrants.  The Company received $289,000 of proceeds from the exercise of these warrants.  In fiscal 2008, warrant holders exercised 290,000 warrants and the Company received $422,000 in proceeds from the exercise of these warrants. The intrinsic value of warrants outstanding and exercisable at September 30, 2009 is $2,851,000.  There is no unrecognized compensation cost related to warrants as of September 30, 2009.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 7.        Share-based Payments (Continued)

Common Stock Purchase Warrants (continued)

At September 30, 2009, the following warrants were outstanding and exercisable:

Number Outstanding
Warrants issued in connection with:
Investor relations	110,000
Notes payable, related party	626,500
Total Outstanding September 30, 2009	736,500

Warrants outstanding and exercisable:
	Number
Range of	Outstanding	Wghtd.Avg.	Wghtd.Avg.	Aggregate
Exercise	and Exercisable	Remaining	Exercise	Intrinsic
Prices	at 9/30/09	Life	Price	Value
$0.40 - $0.50	14,000	1.39	$ 0.40
$0.51 - $1.00	12,500	0.39	0.72
$1.01 - $3.00	710,000	5.69	1.20
	736,500	5.52	$ 1.18	$ 2,851,000

The aggregate intrinsic value in the table above is before taxes, based on the Company’s closing price of $5.05 on the last day of business for the year ended September 30, 2009.

Note 8.        Preferred Stock

Redemption of Class A Convertible Preferred Stock - Series 1

In May 2008, the Company elected to exercise its right to redeem all of the 56,000 outstanding shares of its Class A Convertible Preferred Stock - Series 1 (the "Series 1 Preferred Stock"), subject to the right of the holders to elect to convert their shares of Series 1 Preferred Stock into Common Stock in lieu of redemption.  On the redemption dates in June 2008, 42,000 of the outstanding shares of Series 1 Preferred Stock were acquired by the Company pursuant to the redemption and cancelled and the remaining 14,000 outstanding shares of Series 1 Preferred Stock were converted into 14,000 shares of Common Stock and cancelled.  The Series 1 Preferred Stock was subject to an 8% dividend, paid annually.  The Company paid a redemption price per share equal to the liquidation value per share (which was $2.50 per share plus accrued and unpaid dividends) for the 42,000 shares that were redeemed.  Shareholders who elected to convert received one common share for each share of Series 1 Preferred Stock plus accumulated dividends.  The final unpaid dividends of $2,100 for the converted 14,000 shares of Series 1 Preferred Stock were paid in July 2008.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 8.        Preferred Stock (Continued)

Repurchases and Conversion of Class A Convertible Preferred Stock - Series 3

The Company issued 473,377 shares of Class A Convertible Preferred Stock – Series 3 (the "Series 3 Preferred Stock") to 11 investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock is convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock are entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends are paid in shares of common stock, the dividend rate will be equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, and October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have had priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company had the right to redeem any share of Series 3 Preferred Stock at any time that is after the second anniversary of the date of issuance of the share, provided that the redemption may not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock is at least 150 percent of the original issue price of $3.17 per share.  The liquidation preference on the Series 3 Preferred Stock is $3.17 per share plus accrued and unpaid dividends.

In April 2008, the Company repurchased 150,000 shares of Series 3 Preferred Stock. The shares were repurchased at $3.17 per share for a total of approximately $475,000.  In July, 2008, the Company repurchased an additional 15,773 shares of Series 3 Preferred Stock for a total of approximately $50,000; the dividend of approximately $500 of this purchase was paid in October, 2008.  All of the shares were purchased at the same per share price at which they were sold to the shareholder, $3.17 per share.  The repurchased preferred shares have been retired.

In February 2009, 31,546 shares of Series 3 Preferred Stock were converted to 31,546 shares of common stock.  The shares have been retired.

On July 14, 2009, in accordance with the terms of the Series 3 Preferred Stock, the Company notified all of the holders of outstanding shares of Series 3 Preferred Stock that it was exercising its right to redeem all of the outstanding shares of Series 3 Preferred Stock on August 13, 2009.  As of July 14, 2009, a total of 276,058 shares of Series 3 Preferred Stock were outstanding and subject to the redemption notice.  The Company has the right to redeem the Series 3 Preferred Stock because as of the close of the market on July 10, 2009, the Company’s Common Stock has a closing price on the NASDAQ Capital Market of at least 150% of the $3.17 Face Amount of the Series 3 Preferred Stock for five consecutive days. Holders of outstanding shares of Series 3 Preferred Stock have the right to elect to convert all or part of their Series 3 Preferred Stock into shares of the Company’s common stock by providing written notice of conversion to the Company on or before the redemption date.   As of August 13, 2009, all the 276,058 outstanding  shares of Series 3 Preferred Stock were converted to 276,058 shares of common stock.  The shares have been retired.  The final unpaid dividends of $10,548 were paid on August 20, 2009.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 9.        Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through September 30, 2009, the total number of shares repurchased by the Company is 1,843,805.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market, and in October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  The maximum repurchase for the remainder of calendar 2008 was a total of 62,500 shares or 6,250 shares per individual.  No shares were repurchased under the amendment in calendar year 2008.  Thereafter, total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Year-to-date purchases under this amendment for calendar 2009, as of September 30, 2009, were 152,644 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2009
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – September 30, 2008	667,600	2.65	841,000	1,159,000
October 1, 2008 – September 30, 2009	1,002,805	3.82	1,843,805	1,156,195
Total	1,843,805	$3.25	1,843,805	1,156,195

Note 10.        Employee Benefit Plans

Employee retirement plan:
The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $14,000 annual compensation to the plan.  The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2009 and 2008.  Annual Company contributions were approximately $32,000 and $30,000 for 2009 and 2008, respectively.

Note 11.        Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 11.    Industry Segments and Financial Information about Foreign and Domestic Operations (Continued)

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

	Product Sales to External Customers for the Year Ended				Long-Lived Asset As Of
	September 30,				September 30,
	2009		2008		2009	2008
South Africa	$2,436	(2)	$4,302	(1)	$-	$-
Zimbabwe	8,909	(1)(3)	4,084	(1)	-	-
United States	2,491		2,356		342	194
Brazil	1,157		2,239		-	-
Tanzania	1,141		1,460		-	-
Papua New Guinea	937		1,292		-	-
DR of Congo	883		*		-	-
Zambia	969		*		-	-
Netherlands	891		*		-	-
India	*		*		133	174
United Kingdom	*		*		214	171
Malaysia	*		*		2,220	1,011
Other	7,569		9,795		-	-
	$27,383		$25,528		$2,909	$1,550

* Less than 3% and 5% percent of total net sales in 2009 and 2008 respectively.
(1) Comprised of a single customer considered to be a major customer (exceeds 10 percent of net sales).
(2) This customer had approximately $401,000 of outstanding accounts receivable at September 30, 2009. All of the receivable was paid by the date of this filing.
(3) This customer had approximately $3,753,000 of outstanding accounts receivable at September 30, 2009. All of the receivable was paid by the date of this filing.

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

Note 13.           Restructuring Costs

On August 5, 2009, the Company announced to its UK employees that the Company would evaluate the future of its UK facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the UK facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered.  As the process failed to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009, when the final FC1 orders were shipped.  The evaluation process concluded in late November 2009, when employees received their termination payments.

The Female Health Company and Subsidiaries Notes to Consolidated Financial Statements

Note 13.           Restructuring Costs (Continued)

In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its UK facility.  This comprised of $1,116,911 redundancy and $379,713 other expenses.

Accrual at September 30, 2008	$-
Provision of restructuring costs	1,496,624
Settlement	(379,713)
Accrual at September 30, 2009	$1,116,911

The Company evaluated, measured and recognized the restructure costs under the guidance of Accounting Standards Codification Topic 420. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities.

All of the Company’s other UK operations will continue without interruption.  The functions include, but are not limited to, global sales and marketing of the Company’s female condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

Note 14.        Recent Accounting Pronouncements

In December 2007, the FASB issued a new accounting standard, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Standard  is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010). The Company does not believe this standard will have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued a new accounting standard related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Standard is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our Fiscal 2010).  This standard will have an effect on the Company’s consolidated financial statements for any business combinations the Company may enter into.

In March 2008, the FASB issued a new accounting standard which requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company's future reported financial position or results of operations.