Form 10-Q
period 2009-12-31
FEMALE HEALTH CO
filed 2010-02-08
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☒

As of February 8, 2009, the registrant had 27,492,730 shares of $0.01 par value common stock outstanding.

FORM 10-Q

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II.   OTHER INFORMATION

Items 1 – 5	36

Exhibits	37

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; payment of dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends; and developments or assertions by or against the Company relating to intellectual property rights.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2009	September 30, 2009
Current Assets:
Cash	$3,183,776	$2,810,197
Restricted cash	105,074	105,074
Accounts receivable, net	4,086,204	7,806,007
Income tax recoverable	69,259	68,106
Inventories, net	1,743,964	1,203,063
Prepaid expenses and other current assets	298,773	429,602
Deferred income taxes	2,181,000	2,181,000
TOTAL CURRENT ASSETS	11,668,050	14,603,049

Other Assets	88,826	87,621

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	7,210,196	7,203,325
Less accumulated depreciation and amortization	(4,501,806)	(4,381,709)
	2,708,390	2,821,616
Deferred income taxes – LT	1,028,149	1,028,149
TOTAL ASSETS	$15,493,415	$18,540,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$624,747	$602,196
Accrued expenses and other current liabilities	591,127	1,420,099
Accrued compensation	370,716	1,597,662
Restructuring accrual	1,364,105	1,116,911
Deferred gain on sale of facility	-	657,605
TOTAL CURRENT LIABILITIES	2,950,695	5,394,473

Obligations under capital leases	27,406	34,428
Deferred grant income	150,935	157,143
TOTAL LIABILITIES	3,129,036	5,586,044

Contingencies and Commitments

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A Series 1	-	-
Convertible preferred stock, Class A Series 3	-	-
Common stock	284,291	283,828
Additional paid-in-capital	66,555,823	66,395,902
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(47,841,662)	(47,143,309)
Treasury stock, at cost	(6,052,554)	(6,000,511)
TOTAL STOCKHOLDERS’ EQUITY	12,364,379	12,954,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,493,415	$18,540,435
See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2009	2008

Product sales	$5,488,561	$5,311,456
Royalty income	113	33,382
Net revenues	5,488,674	5,344,838

Cost of sales	2,285,813	2,903,644

Gross profit	3,202,861	2,441,194

Advertising and promotion	69,851	70,794
Selling, general and administrative	1,860,408	1,861,045
Research and development	381	70,420
Restructuring costs, net	1,896,353	-

Total operating expenses	3,826,993	2,002,259

Operating (loss) income	(624,132)	438,935

Non-operating loss (income):
Interest, net and other income	(12,331)	(8,889)
Foreign currency transaction loss (gain)	48,689	(1,194,107)
	36,358	(1,202,996)

(Loss) income before income taxes	(660,490)	1,641,931

Income tax expense	37,861	8,540

Net (loss) income	(698,351)	1,633,391

Preferred dividends, Class A, Series 3	-	24,575

Net (loss) income attributable to common stockholders	$(698,351)	$1,608,816

Basic (loss) earnings per common share outstanding	$(0.03)	$0.06

Basic weighted average common shares outstanding	26,300,571	25,820,224

Diluted (loss) earnings per common share outstanding	$(0.03)	$0.06

Diluted weighted average common shares outstanding	26,300,571	27,984,633

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2009	2008

OPERATIONS
Net (loss) income	$(698,351)	$1,633,391
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	110,245	54,670
Amortization of deferred gain on sale/leaseback	(657,606)	(22,456)
Amortization of deferred income from grant - BLCF	(6,208)	(6,149)
Interest added to certificate of deposit	(704)	(669)
Employee stock compensation	125,796	52,934
Income taxes recoverable	(1,153)	-
Changes in operating assets and liabilities	1,569,714	1,734,070
Net cash provided by operating activities	441,733	3,445,791

INVESTING ACTIVITIES
Decrease in restricted cash	-	37,902
Capital expenditures	(6,871)	(66,385)
Net cash used in investing activities	(6,871)	(28,483)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	7,000
Purchases of common stock for treasury shares	(52,043)	(1,411,231)
Dividends paid on preferred stock	-	(25,068)
Payment on capital lease obligations	(9,240)	(9,760)
Net cash used in financing activities	(61,283)	(1,439,059)

Effect of exchange rate changes on cash	-	(709,556)

Net increase in cash	373,579	1,268,693
Cash at beginning of period	2,810,197	1,922,148

CASH AT END OF PERIOD	$3,183,776	$3,190,841

Schedule of noncash financing and investing activities:
Income taxes paid	57,861	5,670
Reduction of accrued expense upon issuance of shares	92,180	57,938
Preferred dividends declared	-	24,575
Foreign currency translation adjustment	-	1,290,426

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

Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2009.

Principles of consolidation and nature of operations:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiaries, The Female Health Company - UK, plc and The Female Health Company (M) SDN. BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 Female Condom.  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which is located in a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The FC2 Female Condom is currently sold or available in either or both commercial (private sector) and public sector markets in 105 countries. The product is marketed in 9 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 77 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

The Company also derives revenue from licensing its intellectual property under an agreement with its business partner, Hindustan Lifecare Limited ("HLL").  Such revenue appears as royalty income on the Consolidated Statements of Operations for the quarters ended December 31, 2009 and 2008, and is recognized in the period in which the sale is made by Hindustan Lifecare Limited.

Restricted cash
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

Settlement of Intercompany Loan
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

Foreign Currency and Change in Functional Currency
Although sales of the first generation product, FC1, were denominated in both U.S. dollars and British pounds sterling, FC2 sales are denominated in the U.S. dollar only.  Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of FC1 production, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009.  As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. Due to the change in functional currency discussed above and lower volatility in foreign currency exchange rates for the quarter ended December 31, 2009, the Company recognized a modest foreign currency transaction loss of $48,689 for the quarter ended December 31, 2009 compared to the $1,194,107 foreign currency transaction gain recognized in the quarter ended December 31, 2008. The consistent use of the U.S. dollar as functional currency across the Company will reduce its foreign currency risk as well as stabilize its operating results.

NOTE 2 - Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. In the diluted earnings (loss) per share calculation, the numerator is the sum of net income (loss) attributable to common stockholders and preferred dividends. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and unvested shares granted to employees, as well as the incremental common shares issuable upon conversion of convertible preferred shares.

	Three Months Ended December 31,
	2009	2008
Denominator:
Weighted average common shares outstanding – basic	26,300,571	25,820,224
Net effect of dilutive securities:
Options	-	844,385
Warrants	-	782,672
Convertible preferred stock	-	307,602
Unvested restricted shares	-	229,750
Total net effect of dilutive securities	-	2,164,409
Weighted average common shares outstanding – diluted	26,300,571	27,984,633
(Loss) earnings per common share – basic	$(0.03)	$0.06
(Loss) earnings per common share-diluted	$(0.03)	$0.06

The Company’s basic loss per share and diluted loss per share for the three months ended December 31, 2009 is identical as inclusion of the incremental common shares attributable upon the exercise of stock options and warrants and unvested shares granted to employees would have been anti-dilutive.

NOTE 3 - Comprehensive Income (Loss)

Total comprehensive loss was $(698,351) for the three months ended December 31, 2009 as there was no foreign currency effect in the current period, and total comprehensive income was $342,965 for the three months ended December 31, 2008.

NOTE 4 - Inventories

The components of inventory consist of the following:

	December 31, 2009	September 30, 2009
Raw material and work in process	$450,822	$824,824
Finished goods	1,359,142	474,239
Inventory, gross	1,809,964	1,299,063
Less: inventory reserves	(66,000)	(96,000)
Inventory, net	$1,743,964	$1,203,063

NOTE 5 – Share-Based Compensation

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance –based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of December 31, 2009, 412,182 shares had been issued under the plan, 38,932 of them in the quarter then ended.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. The Company recognized share-based compensation expense for stock options of approximately $24,000 in selling, general and administrative expenses in the statement of operations for the three months ended December 31, 2009 and $12,000 for the three months ended December 31, 2008, respectively.

The Company did not grant any options during either the three months ended December 31, 2009 or 2008.

The following table summarizes the Company’s option activity during the three months ended December 31, 2009:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	2,269,000	$1.58
Granted	-	-
Exercised	(10,000)	1.40
Expired or forfeited	-	-
Outstanding at December 31, 2009	2,259,000	$1.58

During the three months ended December 31, 2009, a stock option holder exercised 10,000 stock options using the cashless exercise option available under the plan which entitled him to 7,358 shares of common stock.  During the three months ended December 31, 2008, proceeds of $7,000 were received from the exercise of stock options.   The intrinsic value of the options exercised was $39,000 and $7,500 for the three months ended December 31, 2009 and 2008 respectively.  There was no realized tax benefit from options exercised for the three months ended December 31, 2009 based on the “with and without” approach.

The following table summarizes the stock options outstanding and exercisable at December 31, 2009:

	Number Outstanding At 12/31/09	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 12/31/09	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	2,259,000	4.06	$1.58	$7,124,970	2,138,167	3.75	$1.44	$7,027,098

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $4.73 as of the last business day of the period ended December 31, 2009.  As of December 31, 2009, the Company had unrecognized compensation expenses of approximately $218,000 related to unvested stock options.  These expenses will be recognized over approximately 2.41 years. The deferred tax asset and realized tax benefit from stock options exercised and other share-based payments for the periods ended December 31, 2009 and 2008 was not recognized, based on the Company’s election of the “with and without” approach.

 Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years or the issuances may be contingent on continued employment for periods that range from one to three years. In addition, the Company has issued restricted stock awards to certain employees that contain vesting provisions or provide for future issuances contingent on continued employment.

As of December 31, 2009, there was approximately $442,000 of unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plan. This unrecognized cost will be recognized over the weighted average period of the next 1.36 years. The fair value of the shares that vested during the quarters ended December 31, 2009 and 2008 was $102,000 and $41,000, respectively.

The Company granted 35,250 shares of restricted stock during the three months ended December 31, 2009. The fair value of the awards granted was approximately $166,000. All such shares of restricted stock vest in September 2010 provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date.

The Company recognized share-based compensation expense for restricted stock of approximately $102,000 ($58,000 of which is included in accrued expenses at December 31, 2009 since the related shares have not been issued) for the three months ended December 31, 2009 and $41,000 for the three months ended December 31, 2008, in selling, general and administrative expenses in the statements of operations for those periods.

No shares of restricted stock were forfeited during the three months ended December 31, 2009 or 2008.

Common Stock Purchase Warrants

No warrants were issued during the three months ended December 31, 2009 or 2008.

No warrant exercises occurred during the three months ended December 31, 2009.  During the three months ended December 31, 2008, warrant holders exercised 40,000 warrants using the cashless exercise option available within the warrant agreement which entitled them to 26,021 shares of common stock.

At December 31, 2009, 736,500 warrants were outstanding and exercisable with weighted average remaining contractual lives of 5.26 years.  The aggregate intrinsic value was approximately $2,615,000 based on the Company’s closing stock price of $4.73 as of the last business day of the period ended December 31, 2009. There is no unrecognized compensation cost related to warrants as of December 31, 2009.

NOTE 6 - Stock Repurchase Program

In January 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through December 31, 2009, the total number of shares repurchased by the Company is 1,853,811.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for calendar 2009 were 162,650 shares.  There were no share repurchases under this amendment in calendar year 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2009
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 - September 30, 2009	1,843,805	3.25	1,843,805	1,156,195
October 1, 2009 - October 31, 2009	-	-	-	1,156,195
November 1, 2009 - November 30, 2009	-	-	-	1,156,195
December 1, 2009 - December 31, 2009	10,006	5.20	10,006	1,146,189
Quarterly Subtotal	10,006	5.20	10,006	-
Total	1,853,811	3.25	1,853,811	1,146,189

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	(Amounts in thousands)
	Net Revenues to External Customers For The Three Months Ended December 31,					Long-Lived Assets As of
						December 31,	September 30,
	2009			2008		2009	2009
South Africa	$401		$	*		$-	$-
Zimbabwe	1,105	(1)		1,484	(1)	-	-
France	*			*		-	-
United States	*			*		330	342
Brazil	*			808	(1)	-	-
Namibia	*			348		-	-
Papua New Guinea	*			595		-	-
D.R. of Congo	291			456		-	-
Benin	*			321		-	-
India	-			*		126	133
United Kingdom	*			*		201	214
Malaysia	*			*		2,140	2,220
Malawi	1,116	(1)		-		-	-
Nigeria	463			-		-	-
South Korea	403			-		-	-
Tanzania	370			-		-	-
Other	1,340			1,333		-	-
	$5,489			$5,345		$2,797	$2,909
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

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss and tax credit carryforwards.

In evaluating its ability to realize its deferred tax assets the Company considers all available positive and negative evidence including its past operating results and its forecast of future taxable income. In determining future taxable income, the Company makes assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business.  Evaluation and, if appropriate, recognition of a tax benefit in fiscal 2010 will be evaluated at year end.  However, an evaluation would be made and a benefit or expense recognized, if appropriate, if something material changed in an interim period.

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $37,393,000 and $28,224,000, respectively, for income tax purposes expiring in years 2010 to 2028.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $68,790,000 as of December 31, 2009, which can be carried forward indefinitely to offset future U.K. taxable income.  The Female Health Company – Malaysia has net operating loss carryforwards of approximately $352,000 as of December 31, 2009, which can be carried forward indefinitely to be used to offset future Malaysian taxable income.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes for the three months ended December 31, 2009 and 2008 is as follows:

	December 31 2009	December 31 2008

Income tax (benefit) expense at statutory rates	$(216,000)	$558,000
State income tax, net of federal benefits	(34,000)	87,000
Effect of AMT expense	30,000	-
Non-deductible expenses	1,000	(19,000)
Effect of foreign income tax - Malaysia	7,861	8,540
Utilization of NOL carryforwards	(17,572)	(487,000)
Increase (decrease) in valuation allowance	266,572	(138,999)
Income tax expense	$37,861	$8,540

NOTE 10 – FC1/FC2 Transition - Restructuring Costs

On August 5, 2009, the Company announced to its U.K. employees that the Company would evaluate the future of its U.K. facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the U.K. facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered.  As the process failed to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009, when the final FC1 orders were shipped.  The evaluation process concluded in late November 2009, when employees received their termination payments.

In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  This was comprised of $1,116,911 redundancy and $379,713 other expenses.   By December 31, 2009, all expenses accrued as of September 30, 2009 had been paid.  In the first quarter of fiscal 2010, a one time charge of $1,896,353 was taken for the costs of exiting the previous lease for the U.K. manufacturing facility.  During the first quarter of fiscal 2010, the Company made the first of two lease exit payments ($975,745) and pre-paid twelve months’ rent of $484,049, as required by the new lease’s terms.

Restructuring Accrual Balance at 9/30/2009		$1,116,911
Restructuring costs first quarter fiscal 2010 accrual		1,896,353
Less:
Redundancy payments	1,116,911
Lease surrender payments	975,745
Lease exit payments	213,977
Reversed deferred gain	(653,706)
First quarter fiscal 2010 payments and reductions		(1,649,159)
Restructuring Accrual Balance at 12/31/2009		$1,364,105

The Company evaluated, measured and recognized the restructure costs under the guidance of Accounting Standards Codification Topic 420. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities.

All of the Company’s other U.K. operations are continuing without interruption.  The functions include, but are not limited to, global sales and marketing of the FC2 Female Condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

In November, 2009,  following the cessation of FC1 manufacturing in the U.K. facility, the Company entered into an agreement with the new owner of the U.K. manufacturing facility to surrender its existing property lease, which would have expired in December, 2016, in exchange for a surrender fee and a new short-term lease.  On November 2, 2009, the new agreements were executed.  Upon execution of the new agreement, as required by the lease terms, the Company deposited the new annual rent of approximately $484,049.  The new lease expires on the earlier of (1) at least three months after the landlord provides a notice of termination, but in any event not before May 2, 2010 or (2) November 1, 2010. Should the landlord terminate the lease prior to the end of its twelve month term, the Company would receive a proportionate refund of its prepaid rent payment.  In connection with the new lease, the Company made an initial lease surrender payment of approximately $975,745 in November 2009.  The second and final lease surrender payment of $477,859 was made in early February 2010.  From a cash flow perspective, replacing the previous lease at this time eliminated future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).  The lease buyout and other termination costs have resulted in a one-time charge of $1,896,353, which is net of recognition of deferred gain on the Company’s 1996 sale of the facility.

The components of the restructuring expenses recognized in the first quarter of fiscal 2010 are as follows:

Lease surrender payments and related costs	$1,485,895
Recognition of excess capacity costs through November 1, 2010	605,025
Offset: By proportionate recognition of deferred gain on original sale/leaseback of plant	(653,706)
Dilapidations and related expenses	459,139
Total	$1,896,353

The Company expects to incur up to $200,000 in additional restructuring costs, which will be expensed in the period in which they occur.  The additional expenses relate to the cost of removing various leasehold improvements and some consulting fees. Per the lease terms, the owner has the right to ask the Company to exit the facility prior to the November 1, 2010 lease expiration date. As the actual lease term is uncertain, there is the potential that part of the charge taken in the first quarter of fiscal 2010 would be reversed if the lease term ends before November 1, 2010.  The potential reversal of part of the charge could be as much as $246,000 if the lease is terminated as of May 15, 2010.  The potential reversal of part of the charge diminishes proportionately over time as the number of months between the early termination date and November 1, 2010 decreases.  In addition to the impact on income, if the lease terminates prior to November 1, 2010, the Company would receive a proportionate refund of its rent deposit.  Such a refund would have a positive cash effect but no income statement impact.

NOTE 11 – Declaration of Dividend

On January 14, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The dividend is payable February 16, 2010 to stockholders of record as of January 29, 2010.  The cash dividend is the first in the Company’s history.  Any future quarterly dividends and the record date for such dividend will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends. Prior to the dividend declaration, the Company sought and was granted an amendment to its Heartland Bank credit facility, to allow the Company to pay cash dividends.  The Company expects to pay approximately $1.4 million pursuant to the dividend in February 2010, which will be paid from its cash on hand.

NOTE 12 - Recent Accounting Pronouncements

On October 1, 2009, The Company adopted Accounting Standards Codification Topic 810, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this Standard had no effect on the Company’s consolidated financial statements.

On October 1, 2009, the Company adopted Accounting Standards Codifaction Topic 805 related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). This Standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. This Standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.   Should the Company enter into any business combination, this Standard will have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB updated Accounting Standards Codification Topic 505 (Accounting for Distributions to Shareholders with Components of Stock and Cash) effective for interim and annual periods ending on or after December 15, 2009.  The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Should the Company make a distribution of stock and cash to its shareholders, this Standard could have an impact on its financial statements.

Note 13 – Subsequent Events

 In May 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Codification Topic 855, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial  statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.   Management has evaluated all events or transactions that occurred after December 31, 2009 up through February 8, 2010, the date these financial statements were issued. During this period the Company did not have other material recognizable subsequent events.

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

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in approximately 105 countries.  It is sold directly to consumers in 9 countries.

On March 10, 2009, FC2 received FDA approval as a Class III medical device.  FC2 became available in the United States in August 2009. FDA approval also enabled the United States Agency for International Development (USAID) to procure FC2 for distribution for global HIV/AIDS prevention programs.  In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In addition, based on a rigorous scientific review in 2006, the World Health Organization (WHO) agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.  From introduction through December 31, 2009, nearly 49 million FC2 Female Condoms have been distributed in 105 countries. The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipments of FC1 were produced in October 2009.

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

On March 10, 2009, FC2 received FDA approval as a Class III medical device.  FC2 became available in the United States in August 2009. FC2’s FDA approval also enabled USAID to procure it for distribution for global HIV/AIDS prevention programs.  In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, WHO agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.

The raw material of which FC2 is manufactured offers a number of benefits over latex, the material that is most commonly used in male condoms.  Its nitrile polymer is stronger than latex, reducing the probability that the Female Condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat, so the FC2 Female Condom immediately warms to body temperature when it is inserted, which may enhance pleasure and sensation during use. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 offers an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, no allergy to the nitrile polymer has been reported to date.

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

Global Market Potential

The only means of preventing sexual transmission of HIV/AIDS, besides abstinence, is condoms, male and female.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Unfortunately, the development attempts have not been successful to date: several microbicides have failed in late stage development and the most promising HIV/AIDS vaccine under development has also failed.  Thus, HIV/AIDS prevention is focused on condoms, male and female.  The Company’s Female Condom is the only product, when used consistently and correctly, that gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS), and unintended pregnancy.

The first clinical evidence of AIDS was noted more than twenty-five years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. On November 9, 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women 15 to 44 years old. In the United States, the Center for Disease Control and Prevention (CDC) reported in 2006 that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly Black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  Data from the 2005 census show that together, African American and Hispanic women represent 24% of all U.S. women.  However, women in these two groups accounted for 82% of the estimated total of AIDS diagnoses for women in 2005.

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

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually. The global public sector market for male condoms is estimated to have been greater than 10 billion units annually since 2005. Given the rapid spread of HIV/AIDS in India and China, the Joint United Nations Programme on HIV/AIDS (UNAIDS) estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

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

Studies show that both FC2’s nitrile polymer is a safe, strong material with a method failure rate similar to that of male condoms.  FC2 Female Condom offers a number of benefits over natural rubber latex, the material that is most commonly used in male condoms. Unlike natural rubber latex, the nitrile polymer quickly transfers heat, immediately warming to body temperature when it is inserted, which may enhance pleasure and sensation during use. Since the FC2 Female Condom is not dependent on the male erection, it may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 does not require immediate withdrawal and is not tight or constricting.  The FC2 Female Condom can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  The FC2 Female Condom also offers an alternative to those sensitive to natural rubber latex (7% to 20% of the population), who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to the FC2 nitrile polymer.

Numerous clinical and behavioral studies have been conducted regarding use of FC Female Condoms (FC1 and FC2). Studies show that the Female Condoms are found acceptable by women and their partners in many cultures. Importantly, studies also show that when the Female Condoms are made available as an option to using male condoms there is a significant increase in protected sex acts. The increase in protected sex acts varies by country and averages between 10% and 35%.

Strategy

The Company’s strategy is to more fully develop the market for the FC2 Female Condoms on a global basis. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), UNAIDS, the USAID, country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with prevention programs and technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactured the first generation product, FC1, in London, England.  To accelerate market penetration and increase volume, the Company developed FC2, a nitrile polymer product less costly to produce which is available at a lower price than the price at which FC1 had been available.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s business partner, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.

The transition from FC1 to FC2 was completed in October 2009.  All sales are now FC2.

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the FC2 Female Condom continues to grow in the public sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 15 countries, including the United States, Brazil, Canada, Mexico, Spain, France, Japan and India. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the FC2 Female Condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.  FC2 is being marketed to consumers in nine countries, including India, France and Brazil.

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

Patents and Trademarks

FC2 patents have been issued in Europe, Canada, Australia, South Africa and Japan.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation Female Condom, including its overall design and manufacturing process.  There can be no assurance that these patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

During 2003, the Company began development of its second generation Female Condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, the World Health Organization cleared FC2 for purchase by UN agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  On March 10, 2009, FC2 received FDA approval as a Class III medical device.  FC2 became available in the United States in August 2009. FDA approval also enabled USAID to procure FC2 for distribution for global HIV/AIDS prevention programs.  In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction through December 31, 2009, nearly 49 million FC2 Female Condoms have been distributed in 105 countries.  The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipment of FC1 was produced in October 2009.  All current and future orders will be for FC2.

Revenues.  Most of the Company's revenues have been derived from sales of the FC Female Condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, Hindustan Lifecare Limited.  Such revenue appears as royalties on the Consolidated Statements of Operations for the quarters ended December 31, 2008 and 2009.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●	The Company sold the FC1 Female Condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitated the availability and distribution of the Female Condom at a reduced price based on the Company's cost of production. The most recent price per unit ranged between £0.42 and £0.445 (British pounds sterling), or approximately $0.76 to $0.81, depending on contractual volumes. With the completion of the transition from FC1 to FC2, the Company's agreement with UNAIDS to supply FC1 to developing countries will not be renewed. The Company has elected not to enter into long-term agreements to supply FC2 to global agencies, and instead intends to provide uniform, volume-based pricing to such agencies.

●	During fiscal 2009, the Company sold FC1 Female Condoms to USAID for use in USAID prevention programs in developing countries. In the fourth quarter of fiscal 2009, USAID transitioned to FC2 and, through its procurement agent, John Snow, Inc, placed its first FC2 order for 12 million units.

●	The Company has sold the FC Female Condoms (FC1 and FC2) in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

Occasionally, significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business. Because the Company manufactures FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in United States dollars. In July 2009, the Company contributed capital to a subsidiary to reduce its exposure to future currency gains or losses between the entities. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries began to report their financial results in United States dollars, further reducing the Company’s foreign currency risk. Management continues to evaluate the Company’s commercial transactions and to evaluate whether employing currency hedging strategies are appropriate.

While our second generation product, FC2, generally is sold at a lower price per unit than FC1 was sold, FC2 is produced at a lower cost than FC1 was produced, and sales of FC2 generally have a higher gross margin than FC1 had.  As a result, changes in the sales mix of FC2 as compared to FC1 affect our net revenues and gross profit.

Expenses.  The Company manufactured FC1 at its facility located in the United Kingdom and manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the Female Condom, principally polyurethane for FC1 and a nitrile polymer for FC2.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the FC2 Female Condom are essentially available from either multiple sources or multiple locations within a source.

On August 5, 2009, the Company announced to its U.K. employees that the Company would evaluate the future of its U.K. facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the U.K. facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered.  As the process failed to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009, when the final FC1 orders were shipped.  The evaluation process concluded in late November 2009, when employees received their termination payments.  In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  As of December 31, 2009, the September 30, 2009 accrued balance of restructuring costs had been paid in full.

All of the Company’s other U.K. operations are continuing without interruption.  The functions include, but are not limited to, global sales and marketing of the FC2 Female Condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

In connection with the evaluation of its leased U.K. FC1 manufacturing facility, the Company entered into new lease and related agreements (collectively, the “New Lease”) with the new owner of the U.K. facility in November 2009. The New Lease replaces the Company’s previous lease for its U.K. facility, which had an expiration date of December 10, 2016 and required rental payments of $484,049 per year.  The New Lease expires on the earlier of (1) November 1, 2010 or (2) at least three months after the Landlord provides a notice of termination, but in any event not before May 2, 2010.  The annual rent remains $484,049 per year, which the Company was required to deposit upon execution of the New Lease.  In connection with the New Lease, the Company also made a lease surrender payment of $975,746 to the Landlord on November 2, 2009.  A second and final lease surrender payment of $477,859 was made to the landlord on February 1, 2010.  As of this date, the landlord has not yet provided a notice of termination.

From a cash flow perspective, replacing the previous lease eliminates future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of approximately $2.8 million, after deducting the lease surrender payments.

The lease exit and related costs of approximately $1.9 million, net of the recognition of a deferred gain on sale of the facility, are recorded as a one-time charge in the first quarter of fiscal 2010. The Company expects to incur up to $200,000 in additional lease exit costs, which will be expensed in the period in which they occur.  Per the lease terms, the owner has the right to ask the Company to exit the facility prior to the November 1, 2010 lease expiration date. As the actual lease term is uncertain, there is the potential that part of the charge taken in the first quarter of fiscal 2010 would be reversed if the lease term ends before November 1, 2010.  The potential reversal of part of the charge could be as much as $246,000 if the lease is terminated as of May 15, 2010.  The potential reversal of part of the charge diminishes proportionately over time as the number of months between the early termination date and November 1, 2010 decreases.  In addition to the impact on income, if the lease terminates prior to November 1, 2010, the Company would receive a proportionate refund of its rent deposit.  Such a refund would have a positive cash effect but no income statement impact.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

The Company had net revenues of $5,488,674 and net loss attributable to common stockholders of $(698,351), or $(0.03) per diluted share, for the three months ended December 31, 2009 compared to net revenues of $5,344,838 and net income attributable to common stockholders of $1,608,816, or $0.06 per diluted share, for the three months ended December 31, 2008.

Gross profit increased $761,667, or 31%, to $3,202,861 for the three months ended December 31, 2009 from $2,441,194 for the three months ended December 31, 2008.  Gross profit was positively impacted by the increased unit volume and customers’ transition to the second-generation product, FC2. The gross margin was 58.4% of net revenues in the first quarter of fiscal 2010 versus 45.7% in the prior year’s first quarter.

Net revenues increased $143,836, or 3%, on a 20% increase in unit sales for the three months ended December 31, 2009 compared with the same period last year.  The net revenue increase was the result of both an increase in units and a unit sales mix that was 93% the lower-price second generation product, FC2.

Significant quarter to quarter variations occur periodically due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business. The Company routinely notes the potential for such variations in its press releases and SEC filings.

Cost of sales decreased $617,831, or 21%, to $2,285,813 on the 20% increase in unit sales for the three months ended December 31, 2009 from $2,903,644 for the same period last year.  The decrease in cost of sales is due to FC2, which is less costly to produce than FC1, representing 93% of the sales mix in the three months ended December 31, 2009 versus less than 50% in the three months ended December 31, 2008.

Advertising and promotion expenditures remained relatively constant at $69,851 for the three months ended December 31, 2009 versus $70,794 for the same period in the prior year. Last year’s expenditures were related to a one-time special public relations program intended to emphasize the global importance of FC2’s FDA approval.  This year’s expenditures were related to public relations regarding FC2’s introduction in the United States.

Selling, general and administrative expenses remained relatively constant at $1,860,408 for the three months ended December 31, 2009 versus $1,861,045 for the three months ended December 31, 2008.  A decrease in Sarbanes-Oxley consulting expenses was nearly offset by the impact of the higher FHC stock price on incentive plans.

Research and development cost decreased $70,039 to $381 for the three months ended December 31, 2009 from $70,420 for the same period in the prior year. The fiscal 2009 expenses included one-time costs related to preparation for and participation in the December 2008 FDA OB/GYN Device Advisory Panel hearing to consider FC2 approval. As FC2 was approved by the FDA in March 2009, there were only minor expenses in fiscal 2010.

In the first quarter of fiscal 2010, the Company incurred a previously announced one-time charge of $1,896,353 for restructuring costs resulting from the transition from FC1 to FC2.  The restructuring expenses recognized in the first quarter of 2010 included lease surrender payments, estimated facility dilapidation costs, recognition of excess capacity’s impact on rent expense, partially offset by the recognition of deferred gain on the sale and lease back of the facility.

Total operating expenses increased $1,824,734 to $3,826,993 in the first quarter of fiscal 2010, from $2,002,259 in first quarter of fiscal 2009 as a result of the one-time restructuring costs. Exclusive of the one-time restructuring expenses, total operating expenses decreased 3%.  Operating expenses exclusive of the one-time restructuring costs constitutes non-GAAP financial information.  See discussion of "Non-GAAP Financial Information" below.

The following is a reconciliation of the Non-GAAP financial measure of operating expenses exclusive of restructuring charge to the nearest GAAP financial measure of operating expenses for the quarters ended December 31, 2009 and 2008

	2009	2008
Operating expenses including restructuring charge	$3,826,993	$2,002,259
Less: Restructuring charge	$1,896,353	-
Operating expenses excluding restructuring charge	$1,930,640	$2,002,259

The Company's operating income decreased $1,063,067 to operating loss of $624,132 in the first quarter of fiscal 2010 from $438,935 in the same period of the prior year, mainly due to the one-time restructuring costs of $1,896,353 ..  Exclusive of the one-time restructuring costs, operating income increased 190% in fiscal 2010 to $1,272,221 from $438,835 in the same period in fiscal 2009.  Operating income exclusive of the one-time restructuring costs constitutes non-GAAP financial information.  See discussion of "Non-GAAP Financial Information" below.

Following is a reconciliation of the Non-GAAP financial measure of operating income exclusive of restructuring charge to the nearest GAAP financial measure of operating income for the quarters ended December 31, 2009 and 2008.

	2009	2008
Operating (loss) income including restructuring charge	$(624,132)	$438,935
Less: Restructuring charge	$1,896,353	-
Operating income exclusive of restructuring charge	$1,272,221	$438,935

The Company recorded non-operating expense of $36,358 in first quarter, 2010 compared to non-operating income of $1,202,996 in the same period in fiscal 2009.  This was primarily attributable to a significant gain on foreign currency of $1,194,107 in the first quarter of fiscal 2009, compared to a loss of $48,689 in the first quarter of fiscal 2010.  In fiscal 2009, the financial statements of the Company’s international subsidiaries were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses and gains and losses. Translation adjustments on intercompany trade accounts were recorded in earnings as the local currency was the functional currency. Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $8,200,000 and $4,600,000 at December 31, 2009 and 2008, respectively.

Non-GAAP Financial Information

This section includes non-GAAP financial information, specifically operating expenses and operating income exclusive of the restructuring charge of $1,896,353.  Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results.  In addition, because the restructuring charge related to a non-recurring event in the first quarter of fiscal 2010, the Company believes that the presentation of this non-GAAP financial measure enhances an investor's ability to make period-to-period comparisons of the Company's operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

Factors That May Affect Operating Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to increase demand for the FC2 Female Condom and to cost-effectively manufacture sufficient quantities of the FC2 Female Condom. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future results and improve its financial condition.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the FC2 Female Condom, its sole current product. While management believes the global potential for the FC2 Female Condom is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC Female Condoms (FC1 and FC2) in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 Female Condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of FC2 Female Condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the FC2 Female Condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

The Company manufactured FC1 in a leased facility located in London, England and manufactures FC2 in a leased facility located in Malaysia. Although a material portion of the Company's future sales are likely to be in foreign markets, FC2 sales are denominated in U.S. dollars only.  As both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency as of October 1, 2009,  the Company’s foreign currency risk is minimal.

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

Liquidity and Sources of Capital

In spite of a loss attributable to common shareholders of $(698,351) in the first quarter of fiscal 2010 and a number of large cash payments in the period, the Company generated a positive cash flow from operations of $0.4 million. The positive cash generation resulted from sizable collections of accounts receivable, which were partially offset by large cash expenditures, as well as changes in assets and liabilities.  Some of the significant first quarter payments included redundancy payments to U.K. employees (about $1.1 million), a U.K. lease exit payment and prepayment of rent under new lease (about $1.5 million total) and  payment of various employee incentives ($1.2 million). During the first three months of fiscal 2008, cash provided by operations was $3.4 million.

Accounts receivable decreased from $7,806,007 at September 30, 2009 to $4,086,204 at December 31, 2009. The reduction is primarily due to the reduced sales price of FC2 which represented 93% of the sales mix in the three months ended December 31, 2009 versus less than 50% in the same period of the prior year.  Another factor that impacted the quarter end balance is the timing of large orders.  In the first quarter of fiscal 2010, shipments were spaced more evenly through the quarter versus the fourth quarter of fiscal 2009, when certain large orders shipped near quarter end.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 77 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

On January 14, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The dividend is payable February 16, 2010 to stockholders of record as of January 29, 2010.  The cash dividend is the first in the Company’s history.  Any future quarterly dividends and the record date for such dividend will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  Prior to the dividend declaration, the Company sought and was granted an amendment to its Heartland Bank credit facility, to allow the Company to pay cash dividends. The Company expects to pay approximately $1.4 million pursuant to the dividend in February 2010, which will be paid from its cash on hand.

At December 31, 2009, the Company had working capital of $8.7 million and stockholders’ equity of $12.4 million compared to working capital of $9.2 million and stockholders’ equity of $13.0 million as of September 30, 2009.

The Company believes its current cash position is adequate to fund operations of the Company in the near future, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company renewed two revolving notes with Heartland Bank, which will expire July 1, 2010, that allow the Company to borrow up to $1,500,000. These notes were extended under the same terms as the initial notes dated May 19, 2004, with the exception of the interest rate which has been reduced to base rate plus 0.5%, with an interest rate minimum of 6%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at December 31, 2009.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c) –
In January 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  From the program’s onset through December 31, 2009, the total number of shares repurchased by the Company is 1,853,811.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for calendar 2009 were 162,650 shares. No shares were repurchased under this amendment in calendar 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2009
Period:	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 - September 30, 2009	1,843,805		3.25	1,843,805	1,156,195
October 1, 2009 - October 31, 2009	-		-	-	1,156,195
November 1, 2009 - November 30, 2009	-		-	-	1,156,195
December 1, 2009 - December 31, 2009	10,006		5.20	10,006	1,146,189
Quarterly Subtotal	10,006		5.20	10,006	-
Total	1,853,811	(1)	3.25	1,853,811	1,146,189

(1)  Includes 162,650 shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans.  The other shares were purchased in the open market pursuant to the Share Repurchase Program.

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

THE FEMALE HEALTH COMPANY

DATE: February 8, 2010

/s/ O.B.Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: February 8, 2010

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer