Form 10-Q
period 2010-03-31
FEMALE HEALTH CO
filed 2010-05-07
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2010, the registrant had 27,477,930 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PAGE

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Condensed Consolidated Balance Sheets - March 31, 2010 and September 30, 2009	4

Unaudited Condensed Consolidated Statements of Income -
Three Months Ended March 31, 2010 and March 31, 2009	5
Six months Ended March 31, 2010 and March 31, 2009	6

Unaudited Condensed Consolidated Statements of Cash Flows -
Six months Ended March 31, 2010 and March 31, 2009	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Management's Discussion and Analysis	20

Controls and Procedures	37

PART II. OTHER INFORMATION

Items 1 – 5	38

Exhibits	39

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010	September 30, 2009
Current Assets:
Cash	$5,167,088	$2,810,197
Restricted cash	99,463	105,074
Accounts receivable, net	3,851,025	7,806,007
Income tax recoverable	68,106	68,106
Inventories, net	1,025,106	1,203,063
Prepaid expenses and other current assets	381,948	429,602
Deferred income taxes	2,181,000	2,181,000
TOTAL CURRENT ASSETS	12,773,736	14,603,049

Other Assets	102,018	87,621

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	-	166,226
Equipment, furniture and fixtures	7,210,207	7,037,099
Total equipment, furniture and fixtures	7,210,207	7,203,325
Less accumulated depreciation and amortization	(4,614,836)	(4,381,709)
	2,595,371	2,821,616

Deferred income taxes – LT	1,028,149	1,028,149
TOTAL ASSETS	$16,499,274	$18,540,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$575,778	$602,196
Accrued expenses and other current liabilities	759,526	1,420,099
Accrued compensation	879,851	1,597,662
Restructuring accrual	733,670	1,116,911
Accrued dividends	1,383,459	-
Deferred gain on sale of facility	-	657,605
TOTAL CURRENT LIABILITIES	4,332,284	5,394,473

Obligations under capital leases	20,016	34,428
Deferred grant income	144,727	157,143
TOTAL LIABILITIES	4,497,027	5,586,044

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Common stock	293,465	283,828
Additional paid-in-capital	67,181,767	66,395,902
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(48,755,588)	(47,143,309)
Treasury stock, at cost	(6,135,878)	(6,000,511)
TOTAL STOCKHOLDERS’ EQUITY	12,002,247	12,954,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,499,274	$18,540,435

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009

Product sales	$7,179,147	$7,274,570
Royalty income	-	44,939
Net revenues	7,179,147	7,319,509

Cost of sales	2,999,124	3,426,574

Gross profit	4,180,023	3,892,935

Advertising and promotion	89,311	30,377
Selling, general and administrative	2,128,257	1,587,723
Research and development	-	24,354
Restructuring costs, net	71,747	-

Total operating expenses	2,289,315	1,642,454

Operating income	1,890,708	2,250,481
Non-operating loss:
Interest, net and other (income) expense	(5,007)	590
Foreign currency transaction loss	30,760	194,286
	25,753	194,876

Income before income taxes	1,864,955	2,055,605

Income tax expense	20,424	81,039

Net income	1,844,531	1,974,566

Preferred dividends, Class A, Series 3	-	22,780

Net income attributable to common stockholders	$1,844,531	$1,951,786

Basic earnings per common share outstanding	$0.07	$0.08

Basic weighted average common shares outstanding	27,211,526	25,489,097

Diluted earnings per common share outstanding	$0.06	$0.07

Diluted weighted average common shares outstanding	28,861,955	27,747,588

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2010	2009

Product sales	$12,667,708	$12,586,026
Royalty income	113	78,321
Net revenues	12,667,821	12,664,347

Cost of sales	5,284,938	6,330,218

Gross profit	7,382,883	6,334,129

Advertising and promotion	159,161	101,171
Selling, general and administrative	3,988,664	3,448,767
Research and development	381	94,774
Restructuring costs	1,968,100	-

Total operating expenses	6,116,306	3,644,712

Operating income	1,266,577	2,689,417

Non-operating loss (income):
Interest, net and other income	(17,338)	(8,299)
Foreign currency transaction loss (gain)	79,449	(999,820)
	62,111	(1,008,119)

Income before income taxes	1,204,466	3,697,536

Income tax expense	58,285	89,579

Net income	1,146,181	3,607,957

Preferred dividends, Class A, Series 3	-	47,355

Net income attributable to common stockholders	$1,146,181	$3,560,602

Basic earnings per common share outstanding	$0.04	$0.14

Basic weighted average common shares outstanding	26,751,043	25,656,480

Diluted earnings per common share outstanding	$0.04	$0.13

Diluted weighted average common shares outstanding	28,347,734	27,852,443

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended March 31,
	2010	2009
OPERATIONS
Net income	$1,146,181	$3,607,957
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	213,423	55,490
Amortization of deferred gain on sale/leaseback	(657,605)	(42,936)
Amortization of deferred income from grant – BLCF	(12,416)	(11,757)
Interest added to certificate of deposit	(1,401)	(1,334)
Employee stock compensation	248,335	149,184
Changes in operating assets and liabilities	2,378,070	(480,575)
Net cash provided by operating activities	3,314,587	3,276,029

INVESTING ACTIVITIES
Decrease in restricted cash	5,611	9,177
Capital expenditures	(6,878)	(516,913)
Net cash used in investing activities	(1,267)	(507,736)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	157,900	39,900
Proceeds from exercise of warrants	725,600	-
Taxes paid in lieu of shares	(313,760)	-
Purchases of common stock for treasury shares	(135,367)	(2,575,411)
Dividends paid on preferred stock	-	(49,643)
Dividends paid on common stock	(1,374,999)	-
Payment on capital lease obligations	(15,803)	(18,766)
Net cash used in financing activities	(956,429)	(2,603,920)

Effect of exchange rate changes on cash	-	(540,244)

Net increase (decrease) in cash	2,356,891	(375,871)
Cash at beginning of period	2,810,197	1,922,148

CASH AT END OF PERIOD	$5,167,088	$1,546,277

Schedule of noncash financing and investing activities:
Income taxes paid	78,285	89,579
Reduction of accrued expense upon issuance of shares	92,180	72,688
Dividends declared (includes $9,200 unpaid dividend on restricted stock)	1,383,459	-
Preferred dividends declared	-	22,780
Foreign currency translation adjustment	-	(1,287,201)

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

Operating results for the three months and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2009.

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiaries, The Female Health Company - UK, plc and The Female Health Company (M) SDN. BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 Female Condom ("FC2").  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which is located in a 40,000 sq. ft. leased manufacturing facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The FC2 Female Condom is currently sold or available in either or both commercial (private sector) and public sector markets in 107 countries. The product is marketed directly to consumers in 11 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 69 days. Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

The Company also derives revenue from licensing its intellectual property under an agreement with its business partner, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the three and six months ended March 31, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

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

Settlement of Intercompany Loan

In December, 2008, a long term intercompany loan from the U.S. parent to the U.K. subsidiary in the amount of $3,572,733 was retired in exchange for a reduction in the intercompany trade accounts payable to the U.K. subsidiary from the U.S. parent company.  The settlement of this long term intercompany loan resulted in a foreign currency translation loss of approximately $135,000 which was recognized as a decrease to other comprehensive income.

Foreign Currency and Change in Functional Currency

In accordance with Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the Company considers various economic factors (i.e., cash flow, sales price, sales market, expenses, financing, intercompany transactions and arrangements), both individually and collectively, in determining the functional currency of its subsidiaries.  Historically, the Company’s manufacturing operations were based in the U.K. and the Company had one product, FC1.  Prior to October 1, 2009, the functional currency of the Company’s U.K. and Malaysian subsidiaries was the local currency (British pound sterling and Malaysian ringgit).  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances which prompted a change in functional currency of its subsidiaries and concluded that the U.S. dollar is the currency with the most significant influence.  Although sales of the first generation product, FC1, were denominated in both U.S. dollars and British pounds sterling, FC2 sales are denominated in the U.S. dollar only. Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of FC1 production, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. Due to the change in functional currency discussed above and lower volatility in foreign currency exchange rates for the six months ended March 31, 2010, the Company recognized a foreign currency transaction loss of $30,760 and $79,449 for the three and six months ended March 31, 2010, respectively, compared to a loss of $194,286 and gain of $999,820 recognized for the three and six months ended March 31, 2009, respectively. The consistent use of the U.S. dollar as functional currency across the Company will reduce its foreign currency risk as well as stabilize its operating results.

NOTE 2 – Earnings per Share

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Denominator:
Weighted average common shares outstanding – basic	27,211,526	25,489,097	26,751,043	25,656,480
Net effect of dilutive securities:
Options	1,372,210	927,315	1,320,270	887,138
Warrants	62,969	830,368	61,171	808,017
Convertible preferred stock	-	276,058	-	276,058
Unvested restricted shares	215,250	224,750	215,250	224,750
Total net effect of dilutive securities	1,650,429	2,258,491	1,596,691	2,195,963
Weighted average common shares outstanding – diluted	28,861,955	27,747,588	28,347,734	27,852,443
Earnings per common share – basic	$0.07	$0.08	$0.04	$0.14
Earnings per common share – diluted	$0.06	$0.07	$0.04	$0.13

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three and six months ended March 31, 2010, and March 31, 2009.

NOTE 3 - Comprehensive Income

Total comprehensive income was $1,844,531 and $1,146,181 for the three and six months ended March 31, 2010, respectively, as there was no foreign currency effect in the current period. Total comprehensive income was $1,977,791 and $2,320,756 for the three and six months ended March 31, 2009, respectively.

NOTE 4 - Inventories

The components of inventory consist of the following:

	March 31, 2010	September 30, 2009
Raw material and work in process	$711,578	$824,824
Finished goods	349,528	474,239
Inventory, gross	1,061,106	1,299,063
Less: inventory reserves	(36,000)	(96,000)
Inventory, net	$1,025,106	$1,203,063

NOTE 5 – Share-Based Compensation

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of March 31, 2010, 412,182 shares had been issued under the plan; no shares were issued in the quarter then ended.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. The Company recognized share-based compensation expense for stock options of approximately $23,000 and $47,000 in selling, general and administrative expenses in the Consolidated Statements of Income for the three and six months ended March 31, 2010, respectively, and $12,000 and $24,000 for the three and six months ended March 31, 2009, respectively.

The Company did not grant any options during either the six months ended March 31, 2010 or 2009.

The following table summarizes the Company’s option activity during the six months ended March 31, 2010:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	2,269,000	$1.58
Granted	-	-
Exercised	(405,000)	1.41
Expired or forfeited	-	-
Outstanding at March 31, 2010	1,864,000	$1.61

During the three and six months ended March 31, 2010, a number of stock option holders exercised 285,000 and 295,000 stock options, respectively, using the cashless exercise option available under the plan which entitled them to 157,900 and 165,258 shares of common stock, respectively.  During the six months ended March 31, 2010, proceeds of $157,900 were received from the exercise of 110,000 stock options.  The intrinsic value of the options exercised was $1,637,000 and $1,676,000 for the three and six monthse ended March 31, 2010, respectively.  During the three and six months ended March 31, 2009, proceeds of $32,900 and $39,900 were received from the exercise of 23,500 and 28,500 stock options, respectively.  The intrinsic value of the options exercised was $50,065 and $57,565 for the three and six months ended March 31, 2009, respectively.  There was no realized tax benefit from options exercised for the three and six months ended March 31, 2010 and March 31, 2009 based on the “with and without” approach.

The following table summarizes the stock options outstanding and exercisable at March 31, 2010:

	Number Outstanding At 03/31/10	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 03/31/10	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,864,000	3.88	$1.61	$10,361,681	1,755,667	3.56	$1.47	$10,009,597

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $7.17 as of the last business day of the period ended March 31, 2010.  As of March 31, 2010, the Company had unrecognized compensation expense of approximately $196,000 related to unvested stock options.  These expenses will be recognized over approximately 2.17 years. The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended March 31, 2010 and 2009 was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years and/or the issuances may be contingent on continued employment for periods that range from one to three years.

As of March 31, 2010, there was approximately $343,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements. The expense will be recognized over the weighted average period of approximately 1.17 years. The fair value of the shares that vested during the quarters ended March 31, 2010 and 2009 was $99,000 and $125,000, respectively.

The Company granted 35,250 shares of restricted stock during the six months ended March 31, 2010. The fair value of the awards granted was approximately $166,000. All such shares of restricted stock vest in September 2010, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date.

The Company granted 216,000 shares of restricted stock during the six months ended March 31, 2009. Approximately 27,000 and 55,000 of these shares vested during the three and six months ended March 31, 2010, respectively. The fair value of the awards granted was approximately $669,000. All of these shares will vest by December, 2011.

The Company recognized share-based compensation expense for restricted stock of approximately $99,000 and $201,000 ($115,000 of which is included in accrued expenses at March 31, 2010 since the related shares have not been issued) for the three and six months ended March 31, 2010 and $84,000, and $125,000 for the three and six months ended March 31, 2009, respectively, in selling, general and administrative expenses in the Consolidated Statements of Income for those periods.

No shares of restricted stock were forfeited during the six months ended March 31, 2010 or March 31, 2009.

Common Stock Purchase Warrants

No warrants were issued in the six months ended March 31, 2010 or March 31, 2009.

During the three and six months ended March 31, 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 23,085 shares of common stock.  During the three and six months ended March 31, 2010, warrant holders exercised 626,500 warrants which provided proceeds of $725,600.  During the three and six months ended March 31, 2009, warrant holders exercised 40,000 warrants using the cashless exercise option available within the warrant agreements which entitled them to 26,021 shares of common stock.

At March 31, 2010, 80,000 warrants were outstanding and exercisable with weighted average remaining contractual lives of 6.29 years.  The aggregate intrinsic value was approximately $469,600 based on the Company’s closing stock price of $7.17 as of the last business day of the period ended March 31, 2010.  There is no unrecognized compensation cost related to warrants as of March 31, 2010.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the buyback period through December 31, 2011. From the program’s onset through March 31, 2010, the total number of shares repurchased by the Company is 1,868,611.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for calendar year 2010 and 2009 were 14,800 and 162,650 shares, respectively. There were no share repurchases under this amendment in calendar year 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2010
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – December 31, 2009	1,853,811	3.25	1,853,811	1,146,189
January 1, 2010 – January 31, 2010	-	-	1,853,811	1,146,189
February 1, 2010 – February 28, 2010	14,800	5.63	1,868,611	1,131,389
March 1, 2010 – March 31, 2010	-	-	1,868,611	1,131,389
Quarterly Subtotal	14,800	5.63	14,800
Total	1,868,611	3.27	1,868,611	1,131,389

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	(Amounts in thousands)
	Product Sales to External Customers For The Six Months Ended March 31,				Long-Lived Assets As of
					March 31,	September 30,
	2010		2009		2010	2009
South Africa	$2,367	(1)	$1,240	(1)	$-	$-
Zimbabwe	1,105		2,232	(1)	-	-
United States	*		1,010		309	342
Brazil	*		1,039		-	-
Malawi	1,650	(1)	*		-	-
Nigeria	682		*		-	-
Papua New Guinea	*		886		-	-
Mozambique	855		*		-	-
India	*		*		121	133
United Kingdom	*		*		190	214
Malaysia	*		*		2,077	2,220
Other	6,009		6,179		-	-
	$12,668		$12,586		$2,697	$2,909
* Less than 5 percent of total product sales (1) Comprised of a customer that is considered to be a major customer (exceeds 10% of product sales).

NOTE 8 – Contingent Liabilities

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.   These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business.   It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  The Company has a history of taxable income for three consecutive years in the U.K. and two consecutive years in the U.S., which was used to determine the amount of time the Company can reasonably expect to generate taxable income in the future.  In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent two years for each tax jurisdiction. There is a full valuation allowance on the Malaysia deferred tax asset, as there is not sufficient history of taxable income in that tax jurisdiction.

As of March 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $37,393,000 and $28,224,000, respectively, for income tax purposes expiring in years 2010 to 2028.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc, has U.K. net operating loss carryforwards of approximately $68,790,000 as of March 31, 2010.  These U.K. net operating loss carryforwards can be carried forward indefinitely to offset future U.K. taxable income.  The Company’s Malaysian subsidiary has net operating loss carryforwards of approximately $352,000 as of March 31, 2010, which can be carried forward indefinitely to offset future Malaysian taxable income.  With the increasing demand for and profitability of the FC2 Female Condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.  The losses incurred in Malaysia are related to the recent start-up and are expected to be utilized over the next several years.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before taxes for the three and six months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Income tax expense at statutory rates	$634,000	$699,000	$410,000	$1,257,000
State income tax, net of federal benefits	98,000	108,000	64,000	195,000
Effect of AMT expense	13,000	75,389	43,000	75,389
Non-deductible expenses	1,000	(19,000)	2,000	(38,000)
Effect of foreign income tax - Malaysia	7,424	5,650	15,285	14,190
Utilization of NOL carryforwards	(688,428)	(646,000)	(706,000)	(1,133,000)
(Decrease) increase in valuation allowance	(44,572)	(142,000)	230,000	(281,000)
Income tax expense	$20,424	$81,039	$58,285	$89,579

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

In September 2009, the process concluded when management and the labor representatives were unable to identify a viable alternative.  In late September, production employees were notified of the redundancy (plan to terminate their employment) and of the one-time termination payments due them, a total of $1,116,911.  Manufacturing ceased in mid-October 2009.  Following manufacturing cessation, production employees were no longer required to report for work. In compliance with British labor law, the termination payments were made in late November 2009.  The liability for the termination payments was properly recognized at the communication date (in September 2009).

In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  This was comprised of $1,116,911 termination costs, $181,340 facility exit costs, $104,247 consulting costs and $94,126 inventory write-downs. These other related costs fall under the scope of other associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17. These costs were recognized in the period in which the related cost was incurred in accordance with ASC 420-10-25-15, Exit or Disposal Cost Obligations.

Normal manufacturing and distribution costs, including materials, labor and overhead, related to the production and selling of product through the cessation date are not a component of the one-time termination payments and were accounted for when incurred rather than included in the restructuring accrual as of September 30, 2009.

In November, 2009,  following the cessation of FC1 manufacturing in the U.K. facility, the Company entered into an agreement with the new owner of the U.K. manufacturing facility to surrender its existing property lease, which would have expired in December, 2016, in exchange for a surrender fee and a new short-term lease.  On November 2, 2009, the new agreements were executed.  Upon execution of the new agreements, as required by the lease terms, the Company deposited the new annual rent of approximately $484,049. From a cash flow perspective, replacing the previous lease at this time eliminated future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).  The lease buyout and other termination costs have resulted in one-time charges of $1,968,100, which is net of recognition of deferred gain on the Company’s 1996 sale of the facility.

On April 27, 2010, the Company signed two related agreements, with the former and new landlords of the U.K. facility, which terminate the current U.K. lease and grant the Company rent-free occupation of the premises from April 28, 2010 through June 30, 2010.  Per the terms of these agreements, the Company agreed to a lease exit fee of $216,000 and a payment in lieu of dilapidations of $248,000.  Those obligations were fulfilled by a cash payment of $234,000 and by surrendering the rent prepayment of $230,000 that was being held in trust since November.

The components of the restructuring expenses recognized in the three and six months ended March 31, 2010 are as follows:

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Lease surrender payments and related costs	$4,818	$1,490,713
Recognition of excess capacity costs through November 1, 2010	-	605,025
Offset: By proportionate recognition of deferred gain on original sale/leaseback of plant	-	(653,706)
Dilapidations and related costs	66,929	526,068
Total	$71,747	$1,968,100

To calculate the economic benefit of the U.K. lease lost when manufacturing ceased, the square footage previously utilized by manufacturing activities was identified.  That space was 82% of the usable total. Total lease costs for the period beginning when manufacturing ended and ending when the lease is terminated was multiplied by 82% to arrive at the $605,025 cost of excess capacity.  This calculation reflects the guidance of ASC Topic 420-10-25-11 through 420-10-25-13, which addresses financial accounting and reporting for costs associated with exit or disposal activities.

The estimated cost for dilapidation and related expenses was estimated based on bids from independent contractors to provide the services necessary to rid the premises of leasehold improvements, as is required by the lease terms. During the first quarter of fiscal 2010, the Company made the first of two lease surrender payments ($975,745) and pre-paid twelve months’ rent of $484,049, as required by the new lease’s terms. In the second quarter the Company made the second and final lease surrender payment of $477,859 and made redundancy payments of $49,828.

Recap of Restructuring Accrual for the Six Months Ended March 31, 2010

Restructuring accrual balance at September 30, 2009		$1,116,911

Restructuring costs incurred during the six months ended March 31, 2010		1,968,100
Less:
Termination payments	$1,166,739
Lease surrender payments	1,453,604
Lease exit payments	384,704
Reversal of deferred gain	(653,706)
		(2,351,341)
Restructuring accrual balance at March 31, 2010		$733,670

All of the Company’s other significant U.K. operations are continuing without interruption.  The functions include, but are not limited to, global sales and marketing of the FC2 Female Condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

The Company expects to incur up to $25,000 in additional restructuring costs, which will be expensed in the period in which they occur. The additional expenses relate to redundancy, the cost of removing various leasehold improvements and some consulting fees.

NOTE 11 - Recent Accounting Pronouncements

On October 1, 2009, The Company adopted ASC Topic 810, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this Standard had no effect on the Company’s consolidated financial statements.

On October 1, 2009, the Company adopted ASC Topic 805 related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). This Standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. This Standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.   Should the Company enter into any business combination, this Standard will have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB updated ASC Topic 505 (Accounting for Distributions to Shareholders with Components of Stock and Cash) effective for interim and annual periods ending on or after December 15, 2009.  The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Should the Company make a distribution of stock and cash to its shareholders, this Standard could have an impact on its financial statements.

Note 12 – Dividends

On January 14, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The dividend was paid on February 16, 2010 to stockholders of record as of January 29, 2010.  The cash dividend was the first in the Company’s history. Prior to the dividend declaration, the Company sought and was granted an amendment to its Heartland Bank credit facility, to allow the Company to pay cash dividends. The Company paid approximately $1.4 million in dividends in February, which were paid from its cash on hand.

On March 25, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company expects to pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on May 12, 2010 to stockholders of record as of April 23, 2010. Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

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

FC2 was first marketed internationally in March 2007.  FC2 was introduced in the U.S. in August 2009, after receiving FDA approval in March, 2009.

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in approximately 107 countries.  It is sold directly to consumers in 11 countries.

On March 10, 2009, FC2 received FDA approval as a Class III medical device and became available in the United States in August 2009. In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, the World Health Organization (WHO) agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.  From introduction through March 31, 2010, approximately 62 million FC2 Female Condoms have been distributed in 107 countries. The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipments of FC1 were made in October 2009.

Products

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom, and the FC2 nitrile polymer Female Condom. The FC2 Female Condom is currently the only FDA approved and marketed product controlled by women that prevents sexually transmitted infections including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 Female Condom does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

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

On March 10, 2009, FC2 received FDA approval as a Class III medical device and became available in the United States in August 2009.  In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, WHO agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.

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

Global Market Potential

The only means of preventing sexual transmission of HIV/AIDS, besides abstinence, is condoms, male and female.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Unfortunately, the development attempts have not been successful to date: several microbicides have failed in late stage development and the most promising HIV/AIDS vaccine under development has also failed.  Thus, HIV/AIDS prevention is focused on condoms, male and female.  The Company’s Female Condom is the only product, when used consistently and correctly, that gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS) and unintended pregnancy.

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

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually. The global public sector market for male condoms is estimated to have been greater than 10 billion units annually since 2005. Given the rapid spread of HIV/AIDS in India and China, the Joint United Nations Joint Programme on HIV/AIDS (UNAIDS) estimates that the annual public sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

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

Strategy

The Company’s strategy is to more fully develop the market for the FC2 Female Condoms on a global basis. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), UNAIDS, USAID, country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To provide its customers with prevention programs and technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company manufactured the first generation product, FC1, in London, England.  To make its Female Condom more accessible to women, the Company developed FC2, a nitrile polymer product.  FC2, more economical to produce, is available at a unit price nearly 30% less than that of its predecessor, FC1.  The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.  FC2 is produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s business partner, HLL. The transition from FC1 to FC2 was completed in October 2009.  All of the Company’s sales are now FC2.

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the public sector demand for the FC2 Female Condom continues to grow, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market FC2 directly to consumers in 11 countries, including India, France and  Brazil. These agreements are generally exclusive for a single country. Under these agreements, the Company manufactures and sells the FC2 Female Condom to the distributor partners, who, in turn market and distribute the product to consumers in the established territory.

Relationships with Public Sector Organizations

The Company’s customers are primarily governments, ministries of health and large global agencies which purchase and distribute the FC2 Female Condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term agreements to supply FC2 to global agencies. In the United States, the Company sells FC2 to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. FC2 is currently available in 286 locations in New York City including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  In fiscal 2009, after the FDA approved FC2 for distribution in the U.S., capacity was expanded to the current level of approximately 75-80 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its business partner, HLL in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.  Two NACO orders of 1.5 million units each have been produced in that facility for distribution in NACO’s prevention program in India.

FHC’s total FC2 production capacity is approximately 80-85 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

Government Regulation

In the U.S., FC2 is regulated by the FDA. In 1989, female condoms as a group were classified by the FDA as a Class III medical device.  Class III medical devices are deemed by the FDA to carry potential risks with use which must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As FC2 is a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such as pre clinical and clinical safety and efficacy studies which were gathered together in a required format and content.

FC2 received PMA as a Class III Medical Device from the FDA in March 2009.  FC2 received the CE Mark which allows it to be marketed throughout the European Union.  FC2 has also been approved by regulatory authorities in Brazil, India and other jurisdictions.

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

The FDA’s approval order for FC2 includes conditions that relate to product labeling, including information on the package itself and instructions for use called a “package insert” which accompanies each product.  The Company believes it is in compliance with the FDA approval order.

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

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex Female Condom. MP's Female Condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour.  The MP product’s manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003.  PATH, an international, nonprofit organization based in the United States, has a Female Condom product in early stage development.  PATH is seeking funding to conduct the large clinical trial required for FDA clearance.  Neither the MP Female Condom nor the PATH woman’s condom have received FDA approval or been listed as essential products for procurement by WHO.

It is possible that other parties may develop a Female Condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

FC2 patents have been issued by the European Union, Canada, Australia, South Africa and Japan.  Patent applications for FC2 are pending in the U.S. and in other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation Female Condom, including its overall design and manufacturing process.  There can be no assurance that these patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

During 2003, the Company began development of its second generation Female Condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, the World Health Organization cleared FC2 for purchase by UN agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  On March 10, 2009, FC2 received FDA approval as a Class III medical device and FC2 became available in the United States in August 2009. In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction through March 31, 2010, nearly 62 million FC2 Female Condoms have been distributed in 107 countries.  The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipment of FC1 was produced in October 2009.  All current and future orders will be for FC2.

Revenues

Most of the Company's revenues have been derived from sales of the FC Female Condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, HLL.  Such revenue appears as royalties on the Consolidated Statements of Income for the three and six months ended March 31, 2010 and 2009.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●	The Company sold the FC1 Female Condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitated the availability and distribution of the Female Condom at a reduced price based on the Company's cost of production. Per unit pricing ranged between £0.42 and £0.445 (British pounds sterling), depending on contractual volumes. FC1 is no longer being produced. Since its introduction, the Company has offered FC2 to the global public sector at uniform, volume-based prices, rather than entering into long term contracts.

●	During fiscal 2009, the Company sold FC1 Female Condoms to USAID for use in its prevention programs in developing countries. In the fourth quarter of fiscal 2009, USAID transitioned to FC2 and, through its procurement agent, John Snow, Inc, placed its first FC2 order for 12 million units.

●	The Company sells the FC2 Female Condoms in the United States to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

Occasionally, significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business. Because the Company manufactures FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in United States dollars. In July 2009, the Company contributed capital to a subsidiary to reduce its exposure to future currency gains or losses between the entities. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency, further reducing the Company’s foreign currency risk. Management continues to evaluate the Company’s commercial transactions and to evaluate whether employing currency hedging strategies are appropriate.

While our second generation product, FC2, generally is sold at a lower price per unit than FC1 was sold, FC2 is less costly to produce than was FC1.  As a result, sales of FC2 generally have a higher gross margin than FC1 had. Changes in the sales mix of FC2 as compared to FC1 affect our net revenues and gross profit.

Expenses

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

In September 2009, the process concluded when management and the labor representatives were unable to identify a viable alternative.  In late September, production employees were notified of the redundancy (plan to terminate their employment) and of the one-time termination payments due them, a total of $1,116,911.  Manufacturing ceased in mid-October 2009.  Following manufacturing cessation, production employees were no longer required to report for work. In compliance with British labor law, the termination payments were made in late November 2009.  The liability for the termination payments was properly recognized at the communication date (in September 2009).

In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  This was comprised of $1,116,911 redundancy costs, $181,340 facility exit costs, $104,247 consulting costs and $94,126 inventory write-downs.

Normal manufacturing and distribution costs, including materials, labor and overhead, related to the production and selling of product through the cessation date are not a component of the one-time termination payments and were accounted for when incurred rather than included in the restructuring accrual as of September 30, 2009.

In November, 2009,  following the cessation of FC1 manufacturing in the U.K. facility, the Company entered into an agreement with the new owner of the U.K. manufacturing facility to surrender its existing property lease, which would have expired in December, 2016, in exchange for a surrender fee and a new short-term lease.  On November 2, 2009, the new agreements were executed.  Upon execution of the new agreements, as required by the lease terms, the Company deposited the new annual rent of approximately $484,049. From a cash flow perspective, replacing the previous lease at this time eliminated future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).  The lease buyout and other termination costs have resulted in one-time charges of $1,968,100, which is net of recognition of deferred gain on the Company’s 1996 sale of the facility.

On April 27, 2010, the Company signed two related agreements, with the former and new landlords of the U.K. facility, which terminate the current U.K. lease and grant the Company rent-free occupation of the premises from April 28, 2010 through June 30, 2010.  Per the terms of these agreements, the Company agreed to a lease exit fee of $216,000 and a payment in lieu of dilapidations of $248,000.  Those obligations were fulfilled by a cash payment of $234,000 and by surrendering the rent prepayment of $230,000 that was being held in trust since November.

The components of the restructuring expenses recognized in the three and six months ended March 31, 2010 are as follows:

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Lease surrender payments and related costs	$4,818	$1,490,713
Recognition of excess capacity costs through November 1, 2010	-	605,025
Offset: By proportionate recognition of deferred gain on original sale/leaseback of plant	-	(653,706)
Dilapidations and related costs	66,929	526,068
Total	$71,747	$1,968,100

During the first quarter of fiscal 2010, the Company made the first of two lease surrender payments ($975,745) and pre-paid twelve months’ rent of $484,049, as required by the new lease’s terms. In the second quarter the Company made the second and final lease surrender payment of $477,859 and made redundancy payments of $49,828.

Recap of Restructuring Accrual for the Six Months Ended March 31, 2010

Restructuring accrual balance at September 30, 2009		$1,116,911

Restructuring costs incurred during the six months ended March 31, 2010		1,968,100
Less:
Termination payments	$1,166,739
Lease surrender payments	1,453,604
Lease exit payments	384,704
Reversal of deferred gain	(653,706)
		(2,351,341)
Restructuring accrual balance at March 31, 2010		$733,670

All of the Company’s other significant U.K. operations are continuing without interruption.  The functions include, but are not limited to, global sales and marketing of the FC2 Female Condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

The Company expects to incur up to $25,000 in additional restructuring costs, which will be expensed in the period in which they occur. The additional expenses relate to redundancy, the cost of removing various leasehold improvements and some consulting fees.

As described in this section, the transition from FC1 to FC2 involved the cessation of manufacturing in the U.K. and exiting the leased FC1 manufacturing facility.  This involved significant employee redundancy, lease buyout and related costs.  The April 27, 2010 agreement to terminate the lease which would have expired on November 15, 2010, completes the FC1 to FC2 transition.  The Company established the expense accrual detailed in the table above for the estimated costs of these activities.  The Company expects that the total cost of this transition, when completed in the third quarter of fiscal 2010, will not exceed the established accrual.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

The Company had net revenues of $7,179,147 and net income attributable to common stockholders of $1,844,531, or $0.06 per diluted share, for the three months ended March 31, 2010 compared to net revenues of $7,319,509 and net income attributable to common stockholders of $1,951,786, or $0.07 per diluted share, for the three months ended March 31, 2009.

Gross profit increased $287,088, or 7%, to $4,180,023 for the three months ended March 31, 2010 from $3,892,935 for the three months ended March 31, 2009.  Gross profit for the three months ended March 31, 2010 was 58% of net revenues versus 53% for the same period last year. Gross profit was positively impacted by both higher unit volume and 100% of the 2010 units sold being the more profitable FC2 units versus a 46% FC2 mix in the same quarter last year.

Net revenues decreased $140,362, or 2%, on total unit growth of 26% for the three months ended March 31, 2010 compared with the same period last year when the sales mix included both FC1 and FC2. The revenue decrease resulted from 100% of the 2010 units being the lower-priced FC2. The FC2 average sales price per unit decreased 7% compared with the same period last year as a result of volume commitments.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.

Cost of sales decreased $427,450, or 13%, to $2,999,124 on a 26% increase in unit volume in the three months ended March 31, 2010 from $3,426,574 for the same period last year.  The decrease is due to all of the 2010 unit sales being the lower cost FC2.

Advertising and promotion expenditures increased $58,934 to $89,311 for the three months ended March 31, 2010 from $30,377 for the same period last year.  The increase was due to a public relations campaign regarding the FC2 public sector launches in Washington, D.C. and Chicago, Illinois, and the initiation of a U.S. training program designed to equip health care providers to educate their clients regarding FC2 Female Condom usage.

Selling, general and administrative expenses increased $540,534, or 34%, to $2,128,257 for the three months ended March 31, 2010 from $1,587,723 for the three months ended March 31, 2009.  The increase is comprised of the following: the impact of a higher FHC stock price on stock-based incentive programs ($121,000), reclassification of U.K. management (previously included in cost of sales during FC1 production) of $102,000, increased legal expenses ($41,000 total, $22,000 related to U.K. lease), higher consulting fees ($45,000 total, $28,000 of which are related to compliance with Section 404 of the Sarbanes-Oxley Act), increased Investor Relations expenses ($29,000 total, $19,000 of which is due to the timing of the Annual Meeting, which was held in the second quarter of fiscal year 2010 versus the third quarter of fiscal year 2009), establishment of U.S. FC2 training function ($54,000), expansion of global FC2 Support Team ($45,000), one time U.K. employer’s payroll tax expense related to stock option exercised ($86,000), and miscellaneous administrative cost increases ($18,000).

Research and development cost decreased from $24,354 for the three months ended March 31, 2009 to zero in the quarter ended March 31, 2010.  The costs for the second quarter of fiscal year 2009 pertained to finalizing product labeling related to FC2’s FDA approval.

Operating expenses for the quarter ended March 31, 2010, were $2,289,315, a $646,861 increase from $1,642,454 in the same quarter in fiscal year 2009.

Operating income for the three months ended March 31, 2010, was $1,890,708 versus $2,250,481 in the same period last year, a decrease of $359,773, or 16%.  The decrease is the net result of a higher gross profit being more than offset by increased operating expenditures.

Interest, net and other income for the three months ended March 31, 2010 was $5,007, a change of $5,597 from the same period in fiscal year 2009, when net interest expense was $590.  The impact of foreign currency transactions for the second quarter of fiscal 2010 was a loss of $30,760 compared to a loss of $194,286 for the same period last year.  In fiscal year 2009, in accordance with ASC Topic 830, Foreign Currency Translation, the financial statements of the Company’s international subsidiaries were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts were recorded in earnings as the local currency was the functional currency. Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $7.8 million and $8.0 million at March 31, 2010 and 2009, respectively.

Under the guidance of ASC Topic 740, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating loss carryforwards in the future.  The Company will evaluate at the end of each fiscal year and, if appropriate, record a tax benefit.

SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO SIX MONTHS ENDED MARCH 31, 2009

The Company had net revenues of $12,667,821 and net income attributable to common stockholders of $1,146,181, or $0.04 per diluted share, for the six months ended March 31, 2010 compared to net revenues of $12,664,347 and net income attributable to common stockholders of $3,560,602, or $0.13 per diluted share, for the six months ended March 31, 2009.

Gross profit increased $1,048,754, or 17%, to $7,382,883 for the six months ended March 31, 2010 from $6,334,129 for the six months ended March 31, 2009.  Gross profit, as a percentage of net revenues, was 58% for the six months ended March 31, 2010, versus 50% for the six months ended March 31, 2009. Gross profit was positively impacted by both higher unit volume and a sales mix that was nearly all the higher margin FC2.

Net revenues increased $3,474, for the six months ended March 31, 2010 compared with the same period last year when the sales mix included both FC1 and FC2.  Although total unit sales increased 23% over the same period last year, the net revenues were relatively flat because 97% of the units sold during the period were the lower-priced FC2 versus 46% FC2 unit sales in the six months ended March 31, 2009.  The FC2 average sales price per unit decreased 5% compared with the same period last year as a result of volume commitments.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.

Cost of sales decreased $1,045,280, or 17%, to $5,284,938 on a 23% increase in unit volume for the six months ended March 31, 2010 from $6,330,218 for the same period last year.  The decrease results from 97% of the units sold during the period being the lower-priced FC2 versus 46% FC2 unit sales in the six months ended March 31, 2009.

Advertising and promotion expenditures increased $57,990 to $159,161 for the six months ended March 31, 2010 from $101,171 for the same period in the prior year.  The increase is due to both the initiation of a U.S. training program designing to equip health care providers to educate their clients regarding FC2 Female Condom usage and a public relations campaign regarding the FC2 public sector launches in Washington, D.C. and Chicago, Illinois.

Selling, general and administrative expenses increased $539,897, or 16%, to $3,988,664 for the six months ended March 31, 2010 from $3,448,767 for the six months ended March 31, 2009.  The increase is comprised of the following:  the impact of a higher FHC stock price on stock-based incentive programs ($121,000), reclassification of U.K. management (previously included in cost of sales during FC1 production) of $102,000, increased legal expenses ($41,000 total, $22,000 related to U.K. lease), higher consulting fees ($45,000 total, $28,000 of which are related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002), increased Investor Relations expenses ($29,000 total, $19,000 of which is a timing difference caused by the earlier 2010 Annual Meeting), establishment of U.S. FC2 training function ($54,000), expansion of global FC2 Support Team ($45,000), one time U.K. employer’s payroll tax expense related to stock option exercised ($86,000), and miscellaneous administrative cost increases ($16,000).

Research and development cost decreased $94,393 to $381 for the six months ended March 31, 2010 from $94,774 for the same period in the prior year. The costs for fiscal year 2009 relate to preparation and support of the FC2 PMA submission, including certain one-time expenses that did not recur in fiscal year 2010.  The fiscal year 2009 costs relate to the support of the FC2 PMA submission as well as one-time costs related to the preparation for and participation in the December 2009 FDA OB/GYN Device Advisory Panel hearing to consider FC2 approval.

The Company's operating income decreased $1,422,840 to $1,266,577 in the six months ended March 31, 2010 from $2,689,417 in the same period of the prior year, mainly due to the one-time restructuring costs of $1,968,100.  Exclusive of the one-time restructuring costs, operating income increased 20% in the six months ended March 31, 2010 to $3,234,677 from $2,689,417 in the same period in fiscal 2009.  Operating income exclusive of the one-time restructuring costs constitutes non-GAAP financial information.  See discussion of "Non-GAAP Financial Information" below.

Following is a reconciliation of the Non-GAAP financial measure of operating income exclusive of restructuring charge to the nearest GAAP financial measure of operating income for the six months ended March 31, 2010 and 2009.

	For the Six Months Ended March 31,
	2010	2009
Operating income	$1,266,577	$2,689,417
Non-GAAP adjustments:
Restructuring costs	1,968,100	-
Total Non-GAAP adjustments	1,968,100	-
Non-GAAP adjusted operating income	$3,234,677	$2,689,417

Interest, net and other income for the six months ended March 31, 2010 was $17,338, an increase of $9,039 from the same period in fiscal year 2009, when interest, net and other income was $8,299.  The impact of foreign currency transactions for the six months ended March 31, 2010 was a loss of $79,449 compared to a gain of $999,820 for the same period last year.  In fiscal 2009, the financial statements of the Company’s international subsidiaries were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts were recorded in earnings as the local currency was the functional currency.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.

The Company's net income attributable to common stockholders decreased $2,414,421 to $1,146,181 in the six months ended March 31, 2010 from $3,560,602 in the same period of the prior year, mainly due to the one-time restructuring costs of $1,968,100 as well as a foreign currency transaction loss of $79,449 in the six months ended March 31, 2010 versus a $999,820 gain in the same period of the prior year.

Non-GAAP Financial Information

This section includes non-GAAP financial information, specifically operating income exclusive of the restructuring charge of $1,968,100 in the six months ended March 31, 2010.  Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results. In addition, because the restructuring charge related to a non-recurring event in the six months ended March 31, 2010, the Company believes that the presentation of this non-GAAP financial measure enhances an investor's ability to make period-to-period comparisons of the Company's operating results.  This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

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

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the FC2 Female Condom, currently its only product. While management believes the global potential for the FC2 Female Condom is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 Female Condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 Female Condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of FC2 Female Condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of the FC2 Female Condom are essentially available from either multiple sources or multiple locations within a source.

Global Market and Foreign Currency Risks

Until October, 2009, the Company manufactured FC1 in a leased facility located in London, England.  The Company manufactures FC2 in a leased facility located in Malaysia. Although a material portion of the Company's future sales are likely to be in foreign markets, FC2 sales are denominated in U.S. dollars only.  As both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency as of October 1, 2009, the Company’s foreign currency risk is minimal.

Government Regulation

Female condoms as a group were classified by FDA as Class III medical devices in 1989.  Class III medical devices are deemed by the FDA to carry potential risks with use which must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As FC2 is a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such a pre-clinical and clinical safety and efficacy studies which were gathered together in a required format and content.  FC2 received PMA as a Class III medical device from the FDA in March 2009.

The FC2 Female Condoms are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain current "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA. The conditions of the FDA’s approval order relate to product labeling, including information on the package itself and instructions for use called a “package insert” which accompanies each product.  The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

In the six months ended March 31, 2010, the Company generated positive cash flow from operations of $3.3 million.  During that period, the Company funded a number of large cash payments including termination payments to U.K. employees (approximately $1.2 million), a U.K. lease exit payment (approximately $1.5 million), prepayment of rent under new lease (approximately $0.5 million), payment of various employee incentives ($1.2 million) and the Company’s first cash dividend ($1.4 million). During the first six months of fiscal 2009, cash provided by operations was $3.3 million.

Accounts receivable decreased from $7,806,007 at September 30, 2009 to $3,851,025 at March 31, 2010. The reduction is the result of two factors, the first of which is the lower sales price per unit. FC2 comprised 97% of the sales mix in the six months ended March 31, 2010 versus less than 50% of the sales mix in the same period of the prior year.  The second factor that impacted the quarter end balance is the timing of large orders.  In the six months ended March 31, 2010, shipments were spaced more evenly through the period than during the fourth quarter of fiscal 2009, when certain large orders shipped near quarter end.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 69 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

On January 14, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, which was paid on February 16, 2010 to stockholders of record as of January 29, 2010.  The cash dividend was the first in the Company’s history.  On April 12th, the Company announced that the Board of Directors had declared a second quarterly cash dividend of $0.05 per share on March 25, 2010.  That dividend will be paid on May 12, 2010 to shareholders of record as of April 23rd, 2010.  Any future quarterly dividends and the record date for such dividend will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  Prior to the dividend declaration, the Company sought and was granted an amendment to its Heartland Bank credit facility, to allow the Company to pay cash dividends. The Company expects to pay approximately $1.4 million pursuant to the dividend in May, which will be paid from its cash on hand.

At March 31, 2010, the Company had working capital of $8.4 million and stockholders’ equity of $12.0 million compared to working capital of $9.2 million and stockholders’ equity of $13.0 million as of September 30, 2009.

The Company believes its current cash position is adequate to fund operations of the Company for at least the next twelve months, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company’s credit agreement with Heartland Bank (the "Bank") does not contain any financial covenants that require compliance with ratios or amounts.  The line of credit consists of a revolving note for up to $500,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or shares repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2010.  When renewed on July 1, 2009, the interest rate was reduced to base rate plus 0.5%, with an interest rate minimum of 6%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at March 31, 2010.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c) –

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the buyback period through December 31, 2011. From the program’s onset through March 31, 2010, the total number of shares repurchased by the Company is 1,868,611.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2010
Period:	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – December 31, 2009	1,853,811		3.25	1,853,811	1,146,189
January 1, 2010 – January 31, 2010	-		-	1,853,811	1,146,189
February 1, 2010 – February 28, 2010	14,800	(1)	5.63	1,868,611	1,131,389
March 1, 2010 – March 31, 2010	-		-	1,868,611	1,131,389
Quarterly Subtotal	14,800		5.63	14,800
Total	1,868,611	(2)	3.27	1,868,611	1,131,389

(1)	Consists of shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans.

(2)
Includes 177,450 shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans.  The other shares were repurchased in the open market pursuant to the Share Repurchase Program.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	Amended and Restated Loan Agreement, dated as of July 20, 2004, between the Company and Heartland Bank.

10.2	First Amendment to Amended and Restated Loan Agreement, dated as of November 1, 2004, between the Company and Heartland Bank.

10.3	Second Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2005, between the Company and Heartland Bank.

10.4	Third Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2006, between the Company and Heartland Bank.

10.5	Fourth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2007, between the Company and Heartland Bank.

10.6	Fifth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2008, between the Company and Heartland Bank.

10.7	Sixth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2009, between the Company and Heartland Bank.

10.8	Seventh Amendment to Amended and Restated Loan Agreement, dated as of December __, 2009, between the Company and Heartland Bank.

10.9	Commercial Security Agreement, dated as of July 20, 2004, between the Company and Heartland Bank.

10.10	Form of Promissory Note for up to $1,000,000 from the Company to Heartland Bank.

10.11	Form of Promissory Note for up to $500,000 from the Company to Heartland Bank.

10.12	Deed of Surrender, dated April 27, 2010, among the Company, The Female Health Company (UK) plc and O&T Properties Limited.

10.13	Tenancy Agreement, dated April 27, 2010, between Bonhams 1793 Limited and The Female Health Company (UK) plc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)
_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE: May 7, 2010

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: May 7, 2010

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer