Form 10-Q
period 2010-06-30
FEMALE HEALTH CO
filed 2010-08-06
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2010, the registrant had 27,483,424 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I.     FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Items 1 – 5	39

Exhibits	40

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

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	September 30, 2009
Current Assets:
Cash	$3,815,256	$2,810,197
Restricted cash	99,456	105,074
Accounts receivable, net	1,307,196	7,806,007
Income tax receivable	68,106	68,106
Inventories, net	2,551,092	1,203,063
Prepaid expenses and other current assets	318,746	429,602
Deferred income taxes	2,181,000	2,181,000
TOTAL CURRENT ASSETS	10,340,852	14,603,049

Other Assets	169,361	87,621

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	-	166,226
Equipment, furniture and fixtures	3,854,108	7,037,099
Total equipment, furniture and fixtures	3,854,108	7,203,325
Less accumulated depreciation and amortization	(1,355,954)	(4,381,709)
	2,498,154	2,821,616

Deferred income taxes – LT	1,028,149	1,028,149

TOTAL ASSETS	$14,036,516	$18,540,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$616,797	$602,196
Accrued expenses and other current liabilities	735,955	1,420,099
Accrued compensation	392,360	1,597,662
Restructuring accrual	28,488	1,116,911
Deferred gain on sale of facility	-	657,605
TOTAL CURRENT LIABILITIES	1,773,600	5,394,473

Obligations under capital leases	16,254	34,428
Deferred grant income	138,520	157,143
TOTAL LIABILITIES	1,928,374	5,586,044

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Common stock	293,675	283,828
Additional paid-in-capital	67,247,370	66,395,902
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(48,680,426)	(47,143,309)
Treasury stock, at cost	(6,170,958)	(6,000,511)
TOTAL STOCKHOLDERS’ EQUITY	12,108,142	12,954,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,036,516	$18,540,435

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,
	2010	2009

Product sales	$1,742,961	$6,884,937
Royalty income	11,250	81,830
Net revenues	1,754,211	6,966,767

Cost of sales	814,764	3,619,120

Gross profit	939,447	3,347,647

Advertising and promotion	38,029	35,188
Selling, general and administrative	922,024	1,816,488
Research and development	-	10,280
Restructuring costs, net	(41,656)	-

Total operating expenses	918,397	1,861,956

Operating income	21,050	1,485,691

Non-operating (income) loss:
Interest, net and other (income) expense	(10,566)	455
Foreign currency transaction (gain) loss	(17,190)	816,148
	(27,756)	816,603

Income before income taxes	48,806	669,088

Income tax (benefit) expense	(26,353)	20,832

Net income	75,159	648,256

Preferred dividends, Class A, Series 3	-	21,815

Net income attributable to common stockholders	$75,159	$626,441

Basic earnings per common share outstanding	$0.00	$0.02

Basic weighted average common shares outstanding	27,216,798	25,453,243

Diluted earnings per common share outstanding	$0.00	$0.02

Diluted weighted average common shares outstanding	28,819,516	27,775,458

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Nine Months Ended June 30,
	2010	2009

Product sales	$14,410,669	$19,470,963
Royalty income	11,363	160,151
Net revenues	14,422,032	19,631,114

Cost of sales	6,099,701	9,949,338

Gross profit	8,322,331	9,681,776

Advertising and promotion	197,190	136,359
Selling, general and administrative	4,910,689	5,265,256
Research and development	381	105,055
Restructuring costs	1,926,444	-

Total operating expenses	7,034,704	5,506,670

Operating income	1,287,627	4,175,106

Non-operating loss (income):
Interest, net and other income	(27,904)	(7,844)
Foreign currency transaction loss (gain)	62,259	(183,672)
	34,355	(191,516)

Income before income taxes	1,253,272	4,366,622

Income tax expense	31,931	110,411

Net income	1,221,341	4,256,211

Preferred dividends, Class A, Series 3	-	69,170

Net income attributable to common stockholders	$1,221,341	$4,187,041

Basic earnings per common share outstanding	$0.05	$0.16

Basic weighted average common shares outstanding	26,906,295	25,588,734

Diluted earnings per common share outstanding	$0.04	$0.15

Diluted weighted average common shares outstanding	28,491,308	27,863,338

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
	2010	2009
OPERATIONS
Net income	$1,221,341	$4,256,211
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	319,482	164,555
Amortization of deferred gain on sale/leaseback	(657,605)	(64,979)
Amortization of deferred income from grant – BLCF	(18,623)	(17,793)
Interest added to certificate of deposit	(2,091)	(2,014)
Employee stock compensation	371,524	254,000
Loss on disposal of fixed assets	-	6,619
Changes in operating assets and liabilities	2,163,261	1,444,992
Net cash provided by operating activities	3,397,289	6,041,591

INVESTING ACTIVITIES
Decrease in restricted cash	5,618	102,853
Proceeds from disposal of fixed assets	-	31,452
Capital expenditures	(25,575)	(1,257,968)
Net cash used in investing activities	(19,957)	(1,123,663)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	157,900	63,000
Proceeds from exercise of warrants	725,600	135,000
Taxes paid in lieu of shares	(313,760)	-
Proceeds from issuance of common stock	-	1,860
Purchases of common stock for treasury shares	(170,447)	(3,252,322)
Dividends paid on preferred stock	-	(72,423)
Dividends paid on common stock	(2,749,258)	-
Payment on capital lease obligations	(22,308)	(29,057)
Net cash used in financing activities	(2,372,273)	(3,153,942)

Effect of exchange rate changes on cash	-	(340,606)

Net increase in cash	1,005,059	1,423,380
Cash at beginning of period	2,810,197	1,922,148

CASH AT END OF PERIOD	$3,815,256	$3,345,528

Schedule of noncash financing and investing activities:
Income taxes paid	$103,931	$110,411
Reduction of accrued expense upon issuance of shares	92,180	72,688
Dividends declared (unpaid dividend on restricted stock)	9,200	-
Preferred dividends declared	-	21,815
Foreign currency translation adjustment	-	(389,840)

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying condensed financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Operating results for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2009.

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiaries, The Female Health Company - UK, plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 Female Condom ("FC2").  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which is located in a 6,398 sq. ft. leased office facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The FC2 Female Condom is currently sold or available in either or both commercial (private sector) and public sector markets in 107 countries. The product is marketed directly to consumers in 11 countries by various country-specific commercial partners. The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 70 days. Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

The Company also derives revenue from licensing its intellectual property under an agreement with its business partner, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the three and nine months ended June 30, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

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

Settlement of Intercompany Loan

In December 2008, a long term intercompany loan from the U.S. parent to the U.K. subsidiary in the amount of $3,572,733 was retired in exchange for a reduction in the intercompany trade accounts payable to the U.K. subsidiary from the U.S. parent company.  The settlement of this long term intercompany loan resulted in a foreign currency translation loss of approximately $135,000 which was recognized as a decrease to other comprehensive income.

Foreign Currency and Change in Functional Currency

In accordance with Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the Company considered various economic factors (i.e., cash flow, sales price, sales market, expenses, financing, intercompany transactions and arrangements), both individually and collectively, in determining the functional currency of its subsidiaries.  The Company’s first generation product, the FC1 Female Condom, was produced by its UK subsidiary in its London manufacturing facility.  FC1’s sales were denominated in both U.S. dollars and British pounds sterling.  The Company’s second generation product, the FC2 Female Condom, is manufactured by the UK’s Malaysia subsidiary in Kuala Lumpur.  Unlike the first generation product, FC2 sales have been denominated only in U.S. dollars. Prior to October 1, 2009, each subsidiary’s functional currency was its respective local currency (British pound sterling and Malaysian ringgit).  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of the subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of FC1 production, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. Due to the change in functional currency discussed above and lower volatility in foreign currency exchange rates for the nine months ended June 30, 2010, the Company recognized a foreign currency transaction gain of $17,190 and a loss of $62,259 for the three and nine months ended June 30, 2010, respectively, compared to a loss of $816,148 and gain of $183,672 recognized for the three and nine months ended June 30, 2009, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Denominator:
Weighted average common shares
outstanding – basic	27,216,798	25,453,243	26,906,295	25,588,734
Net effect of dilutive securities:
Options	1,325,378	947,058	1,308,276	945,802
Warrants	62,090	875,917	61,487	829,562
Convertible preferred stock	-	276,058	-	276,058
Unvested restricted shares	215,250	223,182	215,250	223,182
Total net effect of dilutive securities	1,602,718	2,322,215	1,585,013	2,274,604
Weighted average common shares outstanding – diluted	28,819,516	27,775,458	28,491,308	27,863,338
Earnings per common share – basic	$0.00	0.02	$0.05	0.16
Earnings per common share – diluted	$0.00	0.02	$0.04	0.15

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three and nine months ended June 30, 2010 and during the three months ended June 30, 2009.  For the nine months ended June 30, 2009, outstanding stock options to purchase 150,000 shares of common stock at an exercise price of $3.92 were not included in the computation of diluted net income per share for that period because the effect was anti-dilutive.

NOTE 3 - Comprehensive Income

Total comprehensive income was $75,159 and $1,221,341 for the three and nine months ended June 30, 2010, respectively, as there was no foreign currency effect in the current period. Total comprehensive income was $1,545,617 and $3,866,371 for the three and nine months ended June 30, 2009, respectively.

NOTE 4 - Inventories

The components of inventory consist of the following:
	June 30, 2010	September 30, 2009
Raw material and work in process	$612,361	$824,824
Finished goods	1,968,731	474,239
Inventory, gross	2,581,092	1,299,063
Less: inventory reserves	(30,000)	(96,000)
Inventory, net	$2,551,092	$1,203,063

NOTE 5 – Line of Credit

The Company’s credit agreement with Heartland Bank (the "Bank") does not contain any financial covenants that require compliance with ratios or amounts.  The line of credit consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or shares repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011.  When renewed on July 1, 2010, the revolving credit line collateralized by accounts receivable was increased from $500,000 to $1,000,000.  Both lines of credit were renewed at an interest rate of base rate plus 0.5%.   No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at June 30, 2010

NOTE 6 – Share-Based Compensation

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of June 30, 2010, 412,182 shares had been issued under the plan; no shares were issued in the quarter then ended.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. The Company recognized share-based compensation expense for stock options of approximately $23,000 and $70,000 in selling, general and administrative expenses in the Consolidated Statements of Income for the three and nine months ended June 30, 2010, respectively, and $19,000 and $43,000 for the three and nine months ended June 30, 2009, respectively.

In May 2009, the Company granted 150,000 stock options under the 2008 Stock Incentive Plan to its independent board members.  The options will vest over 36 months at a rate of 1/36 of the grant per month.  The options have a ten year life.  The Company did not grant any options during the nine months ended June 30, 2010.

The following table summarizes the Company’s option activity during the nine months ended June 30, 2010:

Option Activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	2,269,000	$1.58
Granted	-	-
Exercised	(435,000)	1.43
Expired or forfeited	-	-
Outstanding at June 30, 2010	1,834,000	$1.61

During the three and nine months ended June 30, 2010, a number of stock option holders exercised 30,000 and 325,000 stock options, respectively, using the cashless exercise option available under the plan which entitled them to 20,962 and 186,220 shares of common stock, respectively.  During the nine months ended June 30, 2010, proceeds of $157,900 were received from the exercise of 110,000 stock options.  The intrinsic value of the options exercised was $116,000 and $1,792,000 for the three and nine months ended June 30, 2010, respectively.  During the three and nine months ended June 30, 2009, proceeds of $23,100 and $63,000 were received from the exercise of 16,500 and 45,000 stock options, respectively.  The intrinsic value of the options exercised was $43,030 and $100,595 for the three and nine months ended June 30, 2009, respectively.  There was no realized tax benefit from options exercised for the three and nine months ended June 30, 2010 and June 30, 2009 based on the “with and without” approach.

The following table summarizes the stock options outstanding and exercisable at June 30, 2010:

	Number Outstanding At 06/30/10	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 06/3010	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,834,000	3.62	$1.61	$6,565,060	1,738,167	3.33	$1.48	$6,443,352

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $5.19 as of the last business day of the period ended June 30, 2010.  As of June 30, 2010, the Company had unrecognized compensation expense of approximately $173,000 related to unvested stock options.  These expenses will be recognized over approximately 1.92 years. The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended June 30, 2010 and 2009 was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years and/or the issuances may be contingent on continued employment for periods that range from one to three years.

The Company granted 35,250 shares of restricted stock during the nine months ended June 30, 2010. The fair value of the awards granted was approximately $166,000. All such shares of restricted stock vest in September 2010, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. The Company granted 7,000 and 223,000 shares of restricted stock during the three and nine months ended June 30, 2009, respectively. The fair value of the awards granted was approximately $33,000 and $702,000 for the respective periods. All such shares of restricted stock vest between September 2009 and December 2011, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date.  No shares of restricted stock were forfeited during the nine months ended June 30, 2010 or June 30, 2009.  The Company recognized share-based compensation expense for restricted stock of approximately $100,000 and $301,000 ($172,000 of which is included in accrued expenses at June 30, 2010 since the related shares have not been issued) for the three and nine months ended June 30, 2010 and $86,000, and $211,000 for the three and nine months ended June 30, 2009, respectively, in selling, general and administrative expenses in the Consolidated Statements of Income for those periods. As of June 30, 2010, there was approximately $243,000, representing 72,378 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements. The expense will be recognized over the weighted average period of approximately 1.02 years.

Common Stock Purchase Warrants

No warrants were issued in the nine months ended June 30, 2010 or June 30, 2009.

During the nine months ended June 30, 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 23,085 shares of common stock.  During the nine months ended June 30, 2010, warrant holders exercised 626,500 warrants which provided proceeds of $725,600.  During the three and nine months ended June 30, 2009, warrant holders exercised 50,000 warrants for cash, which provided proceeds of $135,000.  During that same period, warrant holders exercised 40,000 warrants using the cashless exercise option available within the warrant agreements which entitled them to 26,021 shares of common stock.

At June 30, 2010, 80,000 warrants were outstanding and exercisable with weighted average remaining contractual lives of 6.04 years.  The aggregate intrinsic value was approximately $311,000 based on the Company’s closing stock price of $5.19 as of the last business day of the period ended June 30, 2010.  There is no unrecognized compensation cost related to warrants as of June 30, 2010.

NOTE 7 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the buyback period through December 31, 2011. From the program’s onset through June 30, 2010, the total number of shares repurchased by the Company is 1,874,611.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for calendar year 2010 and 2009 were 20,800 and 162,650 shares, respectively. There were no share repurchases under this amendment in calendar year 2008.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2010
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – March 31, 2010	1,868,611	$3.27	1,868,611	1,131,389
April 1, 2010 – April 30, 2010	-	-	1,868,611	1,131,389
May 1, 2010 – May 31, 2010	-	-	1,868,611	1,131,389
June 1, 2010 – June 30, 2010	6,000	5.85	1,874,611	1,125,389
Quarterly Subtotal	6,000	5.85	6,000
Total	1,874,611	$3.27	1,874,611	1,125,389

NOTE 8 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	(Amounts in thousands)
	Product Sales to External Customers For The Nine Months Ended June 30,				Long-Lived Assets As of
					June 30,	September 30,
	2010		2009		2010	2009
South Africa	$2,543	(1)	$2,013	(1)	$-	$-
Zimbabwe	1,105		4,414	(1)	-	-
United States	1,017		2,001	(1)	289	342
Brazil	*		1,135		-	-
Malawi	1,941	(1)	*		-	-
Nigeria	810		*		-	-
Papua New Guinea	*		894		-	-
Mozambique	870		*		-	-
India	*		*		115	133
United Kingdom	*		*		195	214
Malaysia	*		*		2,069	2,220
Tanzania	*		865		-	-
D.R. of Congo	*		657		-	-
Other	6,125		7,492		-	-
	$14,411		$19,471		$2,668	$2,909
* Less than 5 percent of total product sales (1) Comprised of a customer that is considered to be a major customer (exceeds 10% of product sales).

NOTE 9 – Contingent Liabilities

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

As of June 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $37,393,000 and $28,224,000, respectively, for income tax purposes expiring in years 2010 to 2028.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc, has U.K. net operating loss carryforwards of approximately $68,790,000 as of June 30, 2010.  These U.K. net operating loss carryforwards can be carried forward indefinitely to offset future U.K. taxable income.  The Company’s Malaysian subsidiary has net operating loss carryforwards of approximately $352,000 as of June 30, 2010, which can be carried forward indefinitely to offset future Malaysian taxable income.  With the increasing demand for and profitability of the FC2 Female Condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.  The losses incurred in Malaysia are related to the recent start-up and are expected to be utilized over the next several years.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before taxes for the three and nine months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30 ,		Nine Months Ended June 30,
	2010	2009	2010	2009
Income tax expense at statutory rates	$16,000	$228,000	$426,000	$1,485,000
State income tax, net of federal benefits	2,000	36,000	66,000	231,000
Effect of AMT expense (benefit)	(34,140)	12,152	8,860	87,541
Non-deductible expenses	1,000	(19,000)	3,000	(57,000)
Effect of foreign income tax - Malaysia	7,787	8,680	23,071	22,870
Utilization of NOL carryforwards	(22,000)	(243,000)	(728,000)	(1,376,000)
Increase (decrease) in valuation allowance	3,000	(2,000)	233,000	(283,000)
Income tax (benefit) expense	$(26,353)	$20,832	$31,931	$110,411

NOTE 11 – FC1/FC2 Transition - Restructuring Costs

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

In November 2009,  following the cessation of FC1 manufacturing in the U.K. facility, the Company entered into an agreement with the new owner of the U.K. manufacturing facility to surrender its existing property lease, which would have expired in December 2016, in exchange for a lease surrender fee of $1,490,716 and a new short-term lease.  On November 2, 2009, the new agreements were executed.  Per the terms of the agreement, the Company was responsible for removing certain leasehold improvements from the property (dilapidations) prior to termination of the lease.  Upon execution of the new agreements, the Company deposited the new annual rent of approximately $484,049, as required by the lease terms. From a cash flow perspective, replacing the previous lease at this time eliminated future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).

Upon cessation of manufacturing in the U.K. facility, the Company charged $605,025 to restructuring charges related to excess capacity of the facility, as was reported in the first quarter of fiscal year 2010.  This was determined by multiplying 82%, the portion of the building previously used for manufacturing activities, to the total lease expenses for the period beginning when manufacturing ended through the end of the lease.  This calculation reflected the guidance of ASC Topic 420-10-25-11 through 420-10-25-13, which addresses financial accounting and reporting for costs associated with exit or disposal activities.

The cost for dilapidation and related expenses was estimated based on bids from independent contractors to provide the services necessary to rid the premises of leasehold improvements, as is required by the lease terms.

On April 27, 2010, the Company signed two related agreements, with the former and new landlords of the U.K. facility, which terminated the current U.K. lease and granted the Company rent-free occupation of the premises from April 28, 2010 through June 30, 2010.  Per the terms of these agreements, the Company agreed to a lease exit fee of $216,000 and a $248,000 payment in lieu of dilapidations.  Those obligations were fulfilled by a cash payment of $234,000 and by surrendering the remaining rent prepayment of $230,000, which had been held in trust since November 2009. During the three months ended June 30, 2010, the Company made redundancy payments of $127,087.  The early termination of the lease (April 2010 versus November 1, 2010) resulted in the reversal of $302,342 in excess capacity costs in the quarter ended June 30, 2010.

The components of the restructuring expenses recognized in the three and nine months ended June 30, 2010 are as follows:

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
Lease surrender payments and related costs	$243,783	$1,734,496
(Reversal) recognition of excess capacity costs through November 1, 2010	(302,342)	302,683
Offset: By proportionate recognition of deferred gain on original sale/leaseback of plant	-	(653,706)
Dilapidations and related costs	16,903	542,971
Total	$(41,656)	$1,926,444

Recap of Restructuring Accrual for the Nine Months Ended June 30, 2010
Restructuring accrual balance at September 30, 2009		$1,116,911

Restructuring costs incurred during the nine months ended June 30, 2010		1,926,444
Less:
Termination payments	$1,293,826
Lease surrender payments	1,734,496
Lease exit payments	640,251
Reversal of deferred gain	(653,706)
		(3,014,867)
Restructuring accrual balance at June 30, 2010		$28,488

All of the Company’s other significant U.K. operations are ongoing.  The functions include, but are not limited to, global sales and marketing of the FC2 Female Condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

On June 10, 2010, the Company entered a new lease agreement for 6,398 square feet of office space located in London, England. The lease requires quarterly payments of approximately $13,500 through December 2011 and quarterly payments of approximately $27,000 from January 2012 through June 2015.  The lease stipulates that after 5 years (June 2015) the principal rent will be reviewed and adjusted to the higher of the principal rent immediately prior to review date or the market rate.  The Company has the option to terminate this lease in June 2015 by giving the landlord no less than six months prior notice in writing.  Per the terms of the lease agreement, the Company was also required to make a security deposit equivalent to six months’ rent (approximately $66,000).

Note 12 – Dividends

On January 14, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The dividend was paid on February 16, 2010 to stockholders of record as of January 29, 2010.  The cash dividend was the first in the Company’s history. Prior to the dividend declaration, the Company sought and was granted an amendment to its Heartland Bank credit facility, to allow the Company to pay cash dividends. The Company paid approximately $1.4 million in dividends in February from its cash on hand.

On March 25, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company paid, from its cash on hand, approximately $1.4 million pursuant to the dividend on May 12, 2010 to stockholders of record as of April 23, 2010.

NOTE 13 – Subsequent Events

USAID I DELIVER Order

The Company supplies FC2 Female Condoms funded by the United States Agency for International Development (USAID) through the USAID I DELIVER PROJECT implemented by John Snow, Inc. (JSI).  In July 2010, the Company announced that JSI had recently amended its contract for the supply of FC2 Female Condoms from 12 million units to 24 million units.  JSI will direct delivery of the units during a specific period of time which concludes September 30, 2011.  The order expansion indicates that JSI will remain a significant customer during fiscal year 2011.  JSI is entitled to further expand the quantity purchased, at its discretion. The FC2 Female Condoms will be used in HIV/AIDS prevention programs supported by USAID in developing countries worldwide.

Dividend Declaration

On July 22, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company expects to pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on August 11, 2010, to stockholders of record as of August 4, 2010.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

NOTE 14 - Recent Accounting Pronouncements

On October 1, 2009, The Company adopted ASC Topic 810, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Standard also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this Standard had no effect on the Company’s consolidated financial statements.

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

FC2 was first marketed internationally in March 2007.  FC2 was introduced in the U.S. in August 2009, after receiving FDA approval in March 2009.

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in approximately 107 countries.  It is sold directly to consumers in 11 countries.

On March 10, 2009, FC2 received FDA approval as a Class III medical device and became available in the United States in August 2009. In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, the World Health Organization (WHO) agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by UN agencies.  From its introduction in 2007 through June 30, 2010, approximately 65 million FC2 Female Condoms have been distributed in 107 countries. The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipments of FC1 were made in October 2009.

Products

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom, and the FC2 nitrile polymer Female Condom. The FC2 Female Condom is currently the only FDA approved and marketed product controlled by women that prevents sexually transmitted infections including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 Female Condom is an alternative to either unprotected sex or to male condom usage, and is not viewed as competing with the male condom.

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

In September 2005, FHC completed development of FC2, its second generation Female Condom. FC2 has basically the same physical design, specifications, safety and efficacy profile as FC1. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product made from polyurethane, a more costly raw material.  FC2 consists of a soft, loose fitting sheath that lines the vagina and two flexible O rings. One of the rings is used to insert the device and holds it in place internally. The other ring remains outside the vagina after insertion.

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

The raw material of which FC2 is manufactured offers a number of benefits over latex, the material that is most commonly used in male condoms.  Its nitrile polymer is stronger than latex, reducing the probability that the Female Condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  So, upon insertion, the FC2 Female Condom quickly warms to body temperature, which may enhance pleasure and sensation during use. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 offers an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, no allergy to the nitrile polymer has been reported to date.

FC2 is pre-lubricated and disposable and is recommended for use during a single sex act.  FC2 is not reusable.

Raw Materials

The principal raw material used to produce FC2 is a nitrile polymer. This raw material is a unique nitrile formulation, developed by the technical market leader in synthetic polymers, ideally suited to the bio-compatibility and functional needs of a Female Condom.  The supplier has agreed that the Company is the sole and exclusive owner of the unique polymer formulation that was developed for FC2.

Global Market Potential

The only means of preventing sexual transmission of HIV/AIDS, besides abstinence, is condoms, male and female.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Unfortunately, the development attempts have not been successful to date: several microbicides have failed in late stage development and the most promising HIV/AIDS vaccine under development has also failed.  Thus, prevention of sexually transmitted HIV/AIDS is focused on condoms, male and female.  The Company’s Female Condom is the only product, when used consistently and correctly, that gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS) and unintended pregnancy.

The first clinical evidence of AIDS was noted more than twenty-five years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. On November 9, 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women aged 15 to 44 years old.  According to a November 2009 AIDS update by the Joint United Nations Joint Programme on HIV/AIDS (UNAIDS), about 2/3 of new cases globally occur from sex between men and women.

In the United States, the Centers for Disease Control and Prevention (CDC) continues to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit and represent the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.

Most HIV/AIDS diagnoses among women are due to high-risk heterosexual contact (80% in 2005).  The rate of new HIV infection for black women was approximately 15 times the rate for white women, while the new infection rate among Hispanic women was more than four times that of white women. In 2007, the AIDS diagnoses rate for black women in the United States was 22 times the rate for white women.  In the United States, it is estimated that one in 30 black women will be diagnosed with HIV, compared to the one in 588 incidence rate amongst white women.

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

In July 2010, President Barack Obama launched a new comprehensive strategy, with an emphasis on prevention, to curb the spread of HIV/AIDS in the United States.  His policy builds on previous efforts and seeks to bind state, federal and private efforts.  It aims, by 2015, to reduce the number of new infections by 25 percent, decrease the number of people living with HIV by 30% and increase the number of people aware of their positive status from 79% to 90%. Currently, the only products available to help achieve the prevention goal of reducing new infections by 25 % are male and female condoms. “Reducing new HIV infections, improving care for people living with HIV/AIDS, narrowing health disparities - these are the central goals of our national strategy,” Obama said.  The President also called for more private-public partnerships like the one between Washington, D.C., and the MAC AIDS fund to distribute free female condoms around the city.

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

The FC Female Condom and the Male Condom

Currently, there are only three FDA approved products marketed that prevent the transmission of HIV/AIDS through sexual intercourse: the male latex condom, the male polyurethane condom, and the FC2 Female Condom, made of a nitrile polymer. The FC2 Female Condom is currently the only FDA approved and marketed product controlled by women that prevents sexually transmitted infections including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 Female Condom does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

Studies show that FC2’s nitrile polymer is a safe, strong material with a method failure rate similar to that of male condoms.  FC2 Female Condom offers a number of benefits over natural rubber latex, the material that is most commonly used in male condoms. Unlike natural rubber latex, the nitrile polymer quickly transfers heat, immediately warming to body temperature when it is inserted, which may enhance pleasure and sensation during use. Since the FC2 Female Condom is not dependent on the male erection, it may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 does not require immediate withdrawal and is not tight or constricting.  The FC2 Female Condom can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  The FC2 Female Condom also offers an alternative to those sensitive to natural rubber latex (7% to 20% of the population), who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to the FC2 nitrile polymer.

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

With the product’s primary market currently being the public sector, the Company incurs minimal sales and marketing expense.  Thus, as the public sector demand for the FC2 Female Condom continues to grow, the Company’s operating expenses are likely to grow at a slower rate than that of unit volume.

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

Relationships with Public Sector Organizations

The Company’s customers are primarily governments, ministries of health and large global agencies which purchase and distribute the FC2 Female Condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term agreements to supply FC2 to global agencies. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. FC2 is currently available in 286 locations in New York City including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

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

The Company believes that FC2’s PMA and FDA classification as a Class III medical device create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of Female Condom.

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

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex Female Condom. MP's Female Condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour.  The MP product’s manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003.  PATH, an international, nonprofit organization based in the United States, has a Female Condom product in phase 2/3 development.  Neither the MP female condom nor the PATH Woman’s Condom have received FDA approval or have been listed as essential products for procurement by WHO.

It is possible that other parties may develop a Female Condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, The People’s Republic of China, Greece, Turkey, Spain and Japan.  Patent applications for FC2 are pending in various other countries around the world through the Patent Cooperation Treaty. The applications cover the key aspects of the second generation Female Condom, including its overall design and manufacturing process.  There can be no assurance that these patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

During 2003, the Company began development of its second generation Female Condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, WHO cleared FC2 for purchase by UN agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  On March 10, 2009, FC2 received FDA approval as a Class III medical device and FC2 became available in the United States in August 2009. In addition to FDA approval, the FC2 Female Condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction in 2007 through June 30, 2010, approximately 65 million FC2 Female Condoms have been distributed in 107 countries.  The FDA approval permitted the Company to transition from FC1 to FC2.  The last shipment of FC1 was produced in October 2009.  All current and future orders will be for FC2.

Revenues

Most of the Company's revenues have been derived from sales of the FC Female Condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Beginning in fiscal 2008, revenue is also being derived from licensing its intellectual property to its business partner in India, HLL.  Such revenue appears as royalties on the Consolidated Statements of Income for the three and nine months ended June 30, 2010 and 2009.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company's customers include the following:

●	The Company sold the FC1 Female Condom to the global public sector under the umbrella of its agreement with UNAIDS. This agreement facilitated the availability and distribution of the Female Condom at a reduced price based on the Company's cost of production. FC1 is no longer being produced. Since its introduction, the Company has offered FC2 to the global public sector at uniform, volume-based prices, rather than entering into long term contracts.

●	During fiscal 2009, the Company sold FC1 Female Condoms to USAID for use in its prevention programs in developing countries. In the fourth quarter of fiscal 2009, USAID transitioned to FC2 and, through its procurement agent, John Snow, Inc. (JSI) placed its first FC2 order for 12 million units. In July 2010, the Company announced that JSI had recently amended its contract for the supply of FC2 Female Condoms from 12 million units to 24 million units. JSI will direct delivery of the units during a specific period of time which concludes September 30, 2011. JSI is entitled to further expand the quantity purchased at its discretion.

●	The Company sells the FC2 Female Condoms in the United States, both directly and through distributors, to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

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

In November 2009,  following the cessation of FC1 manufacturing in the U.K. facility, the Company entered into an agreement with the new owner of the U.K. manufacturing facility to surrender its existing property lease, which would have expired in December 2016, in exchange for a lease surrender fee of $1,490,716 and a new short-term lease.  On November 2, 2009, the new agreements were executed.  Per the terms of the agreement, the Company was responsible for removing certain leasehold improvement from the property (dilapidations) prior to termination of the lease.  Upon execution of the new agreements, the Company deposited the new annual rent of approximately $484,049, as required by the lease terms. From a cash flow perspective, replacing the previous lease at this time eliminated future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).

Upon cessation of manufacturing in the U.K. facility, the Company charged $605,025 to restructuring charges related to excess capacity of the facility, as was reported in the first quarter of fiscal year 2010.  This was determined by multiplying 82%, the portion of the building previously used for manufacturing activities, to the total lease expenses for the period beginning when manufacturing ended through the end of the lease.  This calculation reflected the guidance of ASC Topic 420-10-25-11 through 420-10-25-13, which addresses financial accounting and reporting for costs associated with exit or disposal activities.

The cost for dilapidation and related expenses was estimated based on bids from independent contractors to provide the services necessary to rid the premises of leasehold improvements, as is required by the lease terms.

On April 27, 2010, the Company signed two related agreements, with the former and new landlords of the U.K. facility, which terminated the current U.K. lease and granted the Company rent-free occupation of the premises from April 28, 2010 through June 30, 2010.  Per the terms of these agreements, the Company agreed to a lease exit fee of $216,000 and a $248,000 payment in lieu of dilapidations  Those obligations were fulfilled by a cash payment of $234,000 and by surrendering the remaining rent prepayment of $230,000, which had been held in trust since November 2009. During the three months ended June 30, 2010, the Company made redundancy payments of $127,087. The early termination of the lease (April 2010 versus November 1, 2010) resulted in the reversal of $302,342 in excess capacity costs in the quarter ended June 30, 2010.

The components of the restructuring expenses recognized in the three and nine months ended June 30, 2010 are as follows:

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
Lease surrender payments and related costs	$243,783	$1,734,496
(Reversal) recognition of excess capacity costs through November 1, 2010	(302,342)	302,683
Offset: By proportionate recognition of deferred gain on original sale/leaseback of plant	-	(653,706)
Dilapidations and related costs	16,903	542,971
Total	$(41,656)	$1,926,444

Recap of Restructuring Accrual for the Nine Months Ended June 30, 2010
Restructuring accrual balance at September 30, 2009		$1,116,911

Restructuring costs incurred during the nine months ended June 30, 2010		1,926,444
Less:
Termination payments	$1,293,826
Lease surrender payments	1,734,496
Lease exit payments	640,251
Reversal of deferred gain	(653,706)
		(3,014,867)
Restructuring accrual balance at June 30, 2010		$28,488

All of the Company’s other significant U.K. operations are ongoing.  The functions include, but are not limited to, global sales and marketing of the FC2 Female Condom, management and direction of Global Manufacturing Operations, management and direction of the Global Technical Support Team, and product development.

On June 10, 2010, the Company entered a new lease agreement for 6,398 square feet of office space located in London, England. The lease requires quarterly payments of approximately $13,500 through December 2011 and quarterly payments of approximately $27,000 from January 2012 through June 2015.  The lease stipulates that after 5 years (June 2015) the principal rent will be reviewed and adjusted to the higher of the principal rent immediately prior to review date or the market rate.  The Company has the option to terminate this lease in June 2015 by giving the landlord no less than six months prior notice in writing.  Per the terms of the lease agreement, the Company was also required to make a security deposit equivalent to six months’ rent (approximately $66,000).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

The Company had net revenues of $1,754,211 and net income attributable to common stockholders of $75,159, or $0.00 per diluted share, for the three months ended June 30, 2010 compared to net revenues of $6,966,767 and net income attributable to common stockholders of $626,441, or $0.02 per diluted share, for the three months ended June 30, 2009.  This reduction in net revenues is due to the timing of receipt and shipment of large orders. The Company’s customer base consists primarily of public sector purchasers, such as large global organizations, ministries of health, state and local governments and non-governmental agencies. A limited number of customers purchase large orders (in excess of 1 million units) and account for a significant portion of total revenue. The lower results for the third quarter were due to the concurrent delay in two multi-million unit orders in process with public sector purchasers. The Company has previously disclosed the possibility of such delays in both its SEC filings and earnings releases.  Historically, such orders are not lost, they are merely delayed. Delays such as these, which generally result from bureaucracy, politics and/or changes in personnel, generally may last from several weeks to six months or more.  The Company cannot predict exactly when these pending orders will be received or which quarters they will impact. The Company does not believe the delay reflects a fundamental change in the Company’s business or demand for FC2.  Strong demand for FC2 was evident in USAID/JSI's recent doubling of its pervious 12 million unit order to 24 million units, deliverable over the period ending September 30, 2011.

Gross profit decreased $2,408,200, or 72%, to $939,447 for the three months ended June 30, 2010 from $3,347,647 for the three months ended June 30, 2009.  Gross profit for the three months ended June 30, 2010 was 54% of net revenues versus 48% for the same period last year. Gross profit was positively impacted by 100% of unit sales being the higher margin FC2 versus the same period last year during which approximately 49% of sales mix were FC2.

Net revenues decreased $5,212,556, or 75%, on a 75%  decrease in unit volume for the three months ended June 30, 2010, compared with the same period last year, due to the timing and shipment of large orders. The revenue decrease was further impacted by 100% of the 2010 units being the lower-priced FC2 versus the same period last year during which approximately 49% were FC2. The FC2 average sales price per unit increased 5% compared with the same period last year due to pricing mix.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales decreased $2,804,356, or 78%, to $814,764 on a 75% decrease in unit volume in the three months ended June 30, 2010 from $3,619,120 for the same period last year.  The third quarter cost of sales was further reduced by all of the 2010 sales units being the lower cost FC2.

Advertising and promotion expenditures were $38,029 for the three months ended June 30, 2010 versus $35,188 for the same period last year.  The 2010 expenditures relate to the new U.S. training program in which health care providers are equipped to educate their clients in the usage of the FC2 Female Condom.

Selling, general and administrative expenses decreased $894,464, or 49%, to $922,024 for the three months ended June 30, 2010 from $1,816,488 for the three months ended June 30, 2009.  The decrease is comprised of the following: a reduction in compensation expenses ($995,000) related to performance bonuses, partially offset by increased audit and Sarbanes-Oxley compliance expenses ($62,000), higher consulting fees ($29,000) and increased administrative costs ($10,000).

Research and development costs were zero versus $10,280 in the same period last year. The costs for the third quarter of fiscal year 2009 pertained to finalizing product labeling related to FC2’s FDA approval and finalization of U.S. labeling.

Operating expenses for the quarter ended June 30, 2010, were $918,397, a $943,559 decrease from $1,861,956 in the same quarter in fiscal year 2009.

Operating income for the three months ended June 30, 2010, was $21,050 versus $1,485,691 in the same period last year, a decrease of $1,464,641 or 99%.  The decrease is due to a reduction in units sold resulting from the temporary fluctuation in the receipt and shipment of large orders described above.

Interest, net and other income for the three months ended June 30, 2010 was $10,566, an increase of $11,021 from the same period in fiscal year 2009, when net interest expense was $455.  The impact of foreign currency transactions for the second quarter of fiscal 2010 was a gain of $17,190 compared to a loss of $816,148 for the same period last year.  In fiscal year 2009, in accordance with ASC Topic 830, Foreign Currency Translation, the financial statements of the Company’s international subsidiaries were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts were recorded in earnings as the local currency was the functional currency. Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $6.9 million and $9.6 million at June 30, 2010 and 2009, respectively.

Under the guidance of ASC Topic 740, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carryforward will be utilized before expiration.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating loss carryforwards in the future.  The Company will evaluate at the end of each fiscal year and, if appropriate, record a tax benefit.

NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO NINE MONTHS ENDED JUNE 30, 2009

The Company had net revenues of $14,422,032 and net income attributable to common stockholders of $1,221,341, or $0.04 per diluted share, for the nine months ended June 30, 2010 compared to net revenues of $19,631,114 and net income attributable to common stockholders of $4,187,041, or $0.15 per diluted share, for the nine months ended June 30, 2009.

Gross profit decreased $1,359,445, or 14%, to $8,322,331 for the nine months ended June 30, 2010 from $9,681,776 for the nine months ended June 30, 2009.  Gross profit, as a percentage of net revenues, was 58% for the nine months ended June 30, 2010, versus 49% for the nine months ended June 30, 2009. Gross profit was positively impacted by a sales mix that was 97% of the higher margin FC2 versus 47% for the same period last year.

Net revenues decreased $5,209,082, or 27%, on a 12% decrease in unit volume for the nine months ended June 30, 2010 compared with the same period last year due to a change in the sales mix from year to year.  In the nine months ended June 30, 2010, 97% of unit sales were the lower price FC2 Female Condoms versus 47% for the same period last year.  The FC2 average sales price per unit decreased 3% compared with the same period last year as a result of volume commitments.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than fundamental changes in the business.

Cost of sales decreased $3,849,637, or 39%, to $6,099,701 on a 12% decrease in unit volume for the nine months ended June 30, 2010 from $9,949,338 for the same period last year.  The decrease results from 97% of the units sold during the period being the lower cost FC2 versus 47% FC2 unit sales in the nine months ended June 30, 2009.

Advertising and promotion expenditures increased $60,831 to $197,190 for the nine months ended June 30, 2010 from $136,359 for the same period in the prior year.  The increase is due to both the initiation of a new U.S. training program in which health care providers are equipped to educate their clients in the usage of the FC2 Female Condom and a public relations campaign to support the FC2 public sector launches in Washington, D.C. and Chicago, Illinois.

Selling, general and administrative expenses decreased $354,567, or 7%, to $4,910,689 for the nine months ended June 30, 2010 from $5,265,256 for the nine months ended June 30, 2009.  The major components of the year to year change are a reduction in incentive costs ($846,000) related to performance bonuses, partially offset by an increase in employment costs ($236,000 total, including $102,000 resulting from a reclassification of U.K. personnel previously included in cost of sales), increased legal and consulting fees ($107,000 total, including a reduction in Sarbanes-Oxley consulting fees of $34,000), increased insurance costs ($47,000), higher rent and utilities expenses ($86,000), and miscellaneous other expense increases ($15,000).

Research and development cost decreased $104,674 to $381 for the nine months ended June 30, 2010 from $105,055 for the same period in the prior year. The costs for fiscal year 2009 relate to preparation and support of the FC2 PMA submission and expenses related to finalization of U.S. labeling, including certain one-time expenses that did not recur in fiscal year 2010.

The Company's operating income decreased $2,887,479 to $1,287,627 in the nine months ended June 30, 2010 from $4,175,106 in the same period of the prior year, mainly due to the one-time restructuring costs of $1,926,444.  Exclusive of the one-time restructuring costs, operating income decreased 23% in the nine months ended June 30, 2010 to $3,214,071 from $4,175,106 in the same period in fiscal 2009.  Operating income exclusive of the one-time restructuring costs constitutes non-GAAP financial information.  See discussion of "Non-GAAP Financial Information" below.

Following is a reconciliation of the Non-GAAP financial measure of operating income exclusive of restructuring charge to the nearest GAAP financial measure of operating income for the nine months ended June 30, 2010 and 2009.

	For the Nine Months Ended June 30,
	2010	2009
Operating income	$1,287,627	$4,175,106
Non-GAAP adjustments:
Restructuring costs	1,926,444	-
Non-GAAP adjusted operating income	$3,214,071	$4,175,106

Interest, net and other income for the nine months ended June 30, 2010 was $27,904, an increase of $20,060 from the same period in fiscal year 2009, when interest, net and other income was $7,844.  The impact of foreign currency transactions for the nine months ended June 30, 2010 was a loss of $62,259 compared to a gain of $183,672 for the same period last year.  In fiscal 2009, the financial statements of the Company’s international subsidiaries were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts were recorded in earnings as the local currency was the functional currency.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.

The Company's net income attributable to common stockholders decreased $2,965,700 to $1,221,341 in the nine months ended June 30, 2010 from $4,187,041 in the same period of the prior year, due to the one-time restructuring costs of $1,926,444 as well the lower unit sales in the nine months ended June 30, 2010 versus the same period of the prior year.

Non-GAAP Financial Information

This section includes non-GAAP financial information, specifically operating income exclusive of the restructuring charge of $1,926,444 in the nine months ended June 30, 2010.  Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of the Company's results. In addition, because the restructuring charge related to a non-recurring event in the nine months ended June 30, 2010, the Company believes that the presentation of this non-GAAP financial measure enhances an investor's ability to make period-to-period comparisons of the Company's operating results. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results.

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

Global Market and Foreign Currency Risks

Until October 2009, the Company manufactured FC1 in a leased facility located in London, England.  The Company manufactures FC2 in a leased facility located in Malaysia. Although a material portion of the Company's future sales are likely to be in foreign markets, FC2 sales are denominated in U.S. dollars only.  As both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency as of October 1, 2009, the Company’s foreign currency risk is minimal.

Government Regulation

Female condoms as a group were classified by FDA as Class III medical devices in 1989.  Class III medical devices are deemed by the FDA to carry potential risks with use which must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As FC2 is a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such as pre-clinical and clinical safety and efficacy studies which were gathered together in a required format and content.  FC2 received PMA as a Class III medical device from the FDA in March 2009.

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

Liquidity and Sources of Capital

In the nine months ended June 30, 2010, the Company generated positive cash flow from operations of $3.4 million.  During that period, the Company funded a number of large cash payments including termination payments to U.K. employees (approximately $1.3 million), a U.K. lease exit payment (approximately $1.7 million), payment of various employee incentives ($1.2 million) and two cash dividends ($2.7 million). During the first nine months of fiscal 2009, cash provided by operations was $6.0 million.

Accounts receivable decreased from $7,806,007 at September 30, 2009 to $1,307,194 at June 30, 2010. The reduction is the result of two factors: the timing of large orders and FC2’s lower sales price per unit. FC2 comprised 97% of the sales mix in the nine months ended June 30, 2010 versus 47% of the sales mix in the same period of the prior year.  In the nine months ended June 30, 2010, shipments were weighted most heavily in the first six months of the period versus during the fourth quarter of fiscal 2009, when certain large orders shipped near quarter end.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 70 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

During fiscal 2010, the Company commenced paying quarterly cash dividends.  The Company’s Board of Directors declared quarterly cash dividends of $0.05 per share in January 2010 and March 2010.  Total dividends paid during the nine months ended June 30, 2010 were $2.7 million.  The third quarter dividend of $0.05 per share was declared by the Board of Directors on July 22, 2010, payable on August 11, 2010, to holders of record as of August 4, 2010.  Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  The Company expects to pay approximately $1.4 million pursuant to the dividend in August, which will be paid from its cash on hand.

At June 30, 2010, the Company had working capital of $8.6 million and stockholders’ equity of $12.1 million compared to working capital of $9.2 million and stockholders’ equity of $13.0 million as of September 30, 2009.

The Company believes its current cash position is adequate to fund operations of the Company for at least the next twelve months, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company’s credit agreement with Heartland Bank (the "Bank") does not contain any financial covenants that require compliance with ratios or amounts.  The line of credit consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or shares repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011.  When renewed on July 1, 2010, the revolving credit line collateralized by accounts receivable was increased from $500,000 to $1,000,000.  Both lines of credit were renewed at an interest rate of base rate plus 0.5%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at June 30, 2010.

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c) –

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the buyback period through December 31, 2011. From the program’s onset through June 30, 2010, the total number of shares repurchased by the Company is 1,874,611.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2010
Period:	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – March 31, 2010	1,868,611		$3.27	1,868,611	1,131,389
April 1, 2010 – April 30, 2010	-		-	1,868,611	1,131,389
May 1, 2010 – May 31, 2010	-		-	1,868,611	1,131,389
June 1, 2010 – June 30, 2010	6,000	(1)	5.85	1,874,611	1,125,389
Quarterly Subtotal	6,000		5.85	6,000
Total	1,874,611	(2)	$3.27	1,874,611	1,125,389

(1)	Consists of shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans.

(2)
Includes 183,450 shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans. The other shares were repurchased in the open market pursuant to the Share Repurchase Program.

Item 6. EXHIBITS

Exhibit
Number   Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	Eighth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2010, between the Company and Heartland Bank.

10.2	First Amendment to Commercial Security Agreement, dated as of July 1, 2010, between the Company and Heartland Bank.

10.3	Form of Promissory Note for Loan Number Two for up to $1,000,000 from the Company to Heartland Bank.

10.4	Form of Promissory Note for Loan Number Three for up to $1,000,000 from the Company to Heartland Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (6)
_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(5)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, as filed with the securities and Exchange Commission on May 25, 1990.

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

THE FEMALE HEALTH COMPANY

DATE: August 6, 2010

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: August 6, 2010

/s/ Donna Felch
Donna Felch, Vice President and
Chief Financial Officer