Form 10-K
period 2010-09-30
FEMALE HEALTH CO
filed 2010-12-03
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer ☑

Non-accelerated file ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2010, was approximately $142.2 million based on the per share closing price as of March 31, 2010 quoted on the NASDAQ Capital Market for the registrant’s common stock, which was $7.17.

There were 27,490,924 shares of the registrant's common stock, $0.01 par value per share outstanding at December 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

None

THE FEMALE HEALTH COMPANY

FORM 10-K

SEPTEMBER 30, 2010

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

PART I

Item 1. Business

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the FC2 female condom. FC2 is the only currently available product under a woman's control and approved by the U.S. Food and Drug Administration (FDA) that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

In 2005, the Company announced it had developed a second generation female condom, FC2.  The Company developed a second-generation product to:

1.	Increase women’s access to prevention that they could initiate through a lower public health sector price
2.	Increase HIV/AIDS prevention
3.	Lower health care costs
4.	Increase gross margins

FC2 was first marketed internationally in March 2007 and has been marketed in the U.S. since August 2009.

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in approximately 114 countries.  It is sold directly to consumers in 12 countries.

FC2, approved by FDA as a Class III medical device on March 10, 2009, became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  Based on a rigorous scientific review, in 2006 the World Health Organization (WHO) agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies.  From introduction through September 30, 2010, nearly 80 million FC2 female condoms have been distributed in 114 countries.

The FDA approval permitted the Company to transition its sales from FC1 to FC2.  The last shipments of FC1 were produced and sold in October 2009.

In June 2009, the Company transferred the listing of its common stock (the "Common Stock") from the NYSE Amex to the NASDAQ Capital Market.  Since then, the Common Stock has traded on the NASDAQ Capital Market under the symbol “FHCO”.

In June 2009, the Russell 2000 added the Company to its index.  The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity universe.  The Russell 2000 Index is a subset of the Russell 3000 Index representing approximately 8% of the total market capitalization of that index.

On August 5, 2009, the Company announced to its U.K. employees that the Company was evaluating the future of its U.K. facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the U.K. facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered.  As the Company was unable to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009.  In fiscal 2009, the Company incurred a one-time charge of approximately $1.5 million for restructuring costs, including redundancy payments to terminated employees and associated expenses, related to the cessation of FC1 manufacturing at its U.K. facility. The evaluation process, which began on August 5, 2009, concluded late in November 2009, when employees received their redundancy payments. The cash portion of the restructuring costs was funded internally.  In fiscal 2010, the Company incurred a one-time charge of $1.9 million for restructuring expenses related to exiting the lease of its former U.K. manufacturing facility.

In January 2010, the Board of Directors adopted a quarterly cash dividend policy and declared the first cash dividend in the Company’s history, which was paid in February 2010.  The Board declared subsequent quarterly dividends which were paid in May and August, 2010.  In October 2010, the Board declared another quarterly cash dividend which was paid in November 2010.  All dividends have been paid from the Company’s cash on hand.  Any future quarterly dividends and the record date for any such dividend will be considered each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

Company History

The female condom was invented by a Danish physician who obtained a U.S. patent for the FC1 product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a Danish entrepreneur and a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Company, known as Wisconsin Pharmacal Company, Inc. (the Company's predecessor), owned certain rights to the female condom in the U.S., Canada and Mexico, pursued the pre-clinical and clinical studies and overall development of the product for worldwide use and U.S. FDA approval of the product.

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

The FDA approved FC1 for distribution in the U.S. in 1993 and approved the Company's U.K. FC1 manufacturing facility in 1994. In March 2009, the FDA approved FC2 for distribution.  Since the first FDA approval in 1993, the Company has sold over 250 million FC female condoms (FC1 and FC2) around the world.

Strategy

The Company’s strategy is to fully develop the market for the FC2 female condoms on a global basis. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), United Nations Joint Programme on HIV/AIDS (UNAIDS), the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To assist with its customers’ prevention programs and provide technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To increase volume, reduce cost and expand women’s access to the female condom, the Company developed its second generation product, FC2.  Because FC2 is a nitrile polymer product and less costly to produce, it was introduced at a price approximately 30% lower than the price at which FC1 had been selling.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007. With the final shipments of FC1 being made in October 2009, fiscal 2010 units sales were 98% FC2 compared to 51% FC2 in fiscal 2009.

With the product’s primary market currently being the public health sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public health sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and the FC2 female condom. The FC2 female condom is currently the only FDA approved and marketed product controlled by women that prevents sexually transmitted infections including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 female condom does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

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

In September 2005, FHC completed development of FC2, its second generation female condom. FC2 has basically the same physical design, specifications, safety and efficacy profile as FC1. Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product, FC1, which was made from a more costly raw material (polyurethane). FC2 consists of a soft, loose fitting sheath and two flexible O rings. FC2 lines the vagina, preventing skin-to-skin contact during intercourse.  The inner ring is used to insert the device and lodge it in place. The other ring remains outside the vagina after insertion.

FC2 received FDA approval as a Class III medical device on March 10, 2009, and became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, the WHO agreed that FC2 does perform in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies.

FC2’s primary raw material (a nitrile polymer) offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use.  Unlike latex, FC2’s nitrile polymer quickly transfers heat, so FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation.  To the Company’s knowledge, there is no reported allergy to the nitrile polymer. FC2 is pre-lubricated, disposable and recommended for use during a single sex act.  FC2 is not reusable.

Global Market Potential

The first clinical evidence of AIDS was noted more than twenty-five years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women aged 15 to 44 years.  According to a November 2009 AIDS update by UNAIDS, about 2/3 of new cases globally are result from sex between men and women.

For the sexually active, male and female condoms are the only barrier method approved for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   A number of microbicides have failed.  The most promising HIV/AIDS vaccine under development has also failed.  Two recently published studies hold promising leads for the future approaches in the prevention of HIV/AIDS.  An early stage study of a vaginal dose of the drug Tenofovir showed encouraging results though the effectiveness rates were low.  In another study, a low oral dose of the same drug taken daily and consistently showed good results.  However, when taken inconsistently, i.e., a missed dose, the effective rate dropped significantly.  Side effects were also reported which may be of particular concern when providing a drug to a healthy person.    To date, it is clear that condoms, male and female, continue to play a key role in the prevention of sexually transmitted infections including HIV/AIDS.  The Company’s FC2 female condom is the only product, when used consistently and correctly, that gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS) and unintended pregnancy.

In the United States, the Centers for Disease Control and Prevention (CDC) continue to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  They comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.

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

In July 2010, President Barack Obama launched a new comprehensive strategy, with an emphasis on prevention, to curb the spread of HIV/AIDS in the United States.  His policy builds on previous efforts and seeks to bind state, federal and private efforts.  It aims, by 2015, to reduce the number of new infections by 25 percent, decrease the number of people living with HIV by 30% and increase the number of people aware of their positive status from 79% to 90%. Currently, the only products approved by the FDA and available to help achieve the prevention goal of reducing new infections by 25% are male and female condoms. “Reducing new HIV infections, improving care for people living with HIV/AIDS, narrowing health disparities - these are the central goals of our national strategy,” Obama said.  The President also called for more private-public partnerships like the one between Washington, D.C., and the MAC AIDS fund to distribute free female condoms around the city.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually.  The global public health sector market for male condoms is estimated to be greater than 10 billion units annually. Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public health sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

Government Regulation

Female condoms as a group were classified by the FDA as Class III medical devices in 1989.  Class III medical devices are deemed by the FDA to carry potential risks with use which must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As FC2 is a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such as pre-clinical and clinical safety and efficacy studies which were gathered together in a required format and content.  FC2 received PMA as a Class III medical device from the FDA in March 2009.

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

In the U.S., FC2 is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC2 is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.  As an FDA approved medical device, the facilities in which FC2  is produced and tested are subject to periodic FDA inspection to ensure compliance with current Good Manufacturing Processes.  The Company’s most recent FDA inspection was completed in September 2010.

The FDA’s approval order for FC2 includes conditions that relate to product labeling, including information on the package itself and instructions for use called a “package insert” which accompanies each product.  The Company believes it is in compliance with the FDA approval order.

Significant Customers

While FC2 provides dual protection against sexually transmitted infections, (including HIV/AIDS), and unintended pregnancy, its most common usage is prevention of sexually-transmitted infections.  FC2 is an integral part of many HIV/AIDS prevention programs throughout the world.  These prevention programs are typically supplied by global public health sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves.  Within the global public health sector are large international agencies such as UNFPA (U.N. Population Fund), USAID (United States Agency for International Development), PSI (Population Services International) and other social marketing groups, various government health agencies and NGO’s (non-governmental agencies).  The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution. In fiscal 2010, significant customers were UNFPA (37% of unit sales) and John Snow, Inc., facilitator of USAID I DELIVER project (33% of unit sales).  No other single customer accounted for more than 10% of unit sales in fiscal 2010.  In fiscal 2009, significant customers were John Snow, Inc., facilitator of USAID I DELIVER project (34% of unit sales) and UNFPA (25% of unit sales).  No other single customer accounted for more than 10% of unit sales in fiscal 2009.

Commercial Markets – Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 12 countries, including the United States, Brazil, Spain, France, and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells the FC2 female condom to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily governments, ministries of health and large global agencies which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements.  In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  In New York City, FC2 is currently available in 292 locations; including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Employees

As of December 1, 2010, the Company had 48 full-time employees including 9 located in U.S., 12 in the U.K., 20 in Malaysia and 7 in other countries to implement training and programs, and no part-time employees. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.  In Malaysia, direct labor is supplied primarily by a contracted work force.

Research and Development

In September 2005, the Company announced that development of its second generation product, FC2, was complete.  Throughout fiscal 2006, the Company developed and scaled-up the FC2 manufacturing process, which was completed by approximately March 31, 2007.  During the remainder of fiscal 2007 and throughout fiscal 2008 and fiscal 2009, the Company conducted various activities in preparation and support of a PMA to secure FDA approval for FC2.  The Company incurred research and development costs of approximately $381 in fiscal 2010 and $105,916 in fiscal 2009.

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC2.  The Company has incurred no environmental expenses in either fiscal 2010 or 2009, nor does it anticipate the need for any environmental expenses in the foreseeable future.

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

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  Production capacity is approximately 75-80 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its exclusive distributor in India, Hindustan Lifecare Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.  To date, output from the Cochin facility has fulfilled two orders of 1.5 million units for distribution in the prevention program of the National AIDS Control Organization of the Ministry of Health & Family Welfare, Government of India.

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

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex female condom. MP's female condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour.  The MP product’s manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003.  PATH, an international, nonprofit organization based in the United States, has a female condom product in phase 2/3 development.  Neither the MP female condom nor the PATH female condom has received FDA approval or has been listed as essential products for procurement by WHO.

It is possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, The People’s Republic of China, Greece, Turkey, Spain and Japan.  Patent applications for FC2 are pending in various other countries around the world through the Patent Cooperation Treaty. The patents cover the key aspects of FC2, including its overall design and manufacturing process.  There can be no assurance that these patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

Backlog

At December 1, 2010, product orders totaled $6,380,000 for FC2. At December 9, 2009, product orders totaled $5,831,775 for FC2.  Unfilled orders materially fluctuate from quarter to quarter, and include orders with requested delivery dates later in fiscal 2011. The Company expects current unfilled orders to be filled during fiscal 2011.

Item 2. Properties

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60654.  The lease expires October 31, 2011.  The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located in Wood Dale, IL for storage and distribution of the female condom.  In fiscal 2010, the Company agreed to terminate the lease for the facility in London, England where it formerly manufactured the FC1 female condom.  In June 2010, the Company entered a new lease agreement for 6,400 square feet of office space located in London, England.  This office space is now the Company’s sole U.K. property.  The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015.  The Company manufactures and warehouses FC2 within a leased facility with 16,000 sq. ft. of production space, in Selangor D.E., Malaysia.  The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the U.K. based “notified body”, which is responsible for CE and ISO accreditation. The lease, currently has an expiration date of September 1, 2013 and is renewable at the option of the Company for an additional three year term. The Company’s Malaysian production capacity is approximately 75-80 million units annually. In February 2010, the Company executed a lease for 11,000 square feet of warehouse space in Selangor, Malaysia.  The lease term is two years, beginning March 1, 2010 and ending on February 29, 2012.  The lease terms include an option by the Company to extend the lease for an additional year.

Item 3. Legal Proceedings.

The Company is not currently involved in any pending legal proceedings.

Item 4. [Reserved].

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Common Stock have traded on the NASDAQ Capital Market under the symbol "FHCO" since June 9, 2009.   From July 9, 2007 to June 8, 2009, the Common Stock traded on the NYSE Amex under the symbol “FHC”. The approximate number of record holders of the Common Stock at December 1, 2010 was 337.  In January 2010, the Board of Directors adopted a quarterly cash dividend policy and declared the first cash dividend in the Company's history, which was paid in February 2010.  The Board declared subsequent quarterly dividends which were paid in May and August 2010.  In October 2010, the Board declared another quarterly cash dividend which was paid in November 2010.  All dividends have been paid from the Company's cash on hand.  Any future quarterly dividends and the record date for any such dividend will be considered each quarter by the Company's Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  Under the Company's credit facility with Heartland Bank, dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders' equity of at least 1:1.  Information regarding the high and low reported closing prices for the Common Stock and dividends paid on the Common Stock for the quarters indicated is set forth in the table below.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2010 Fiscal Year
Price per common share – High	$5.59	$7.38	$7.04	$5.57
Price per common share – Low	$4.52	$4.55	$5.19	$4.42
Dividends paid	–	$0.05	$0.05	$0.05

2009 Fiscal Year
Price per common share – High	$3.72	$4.35	$4.82	$7.65
Price per common share – Low	$1.95	$2.87	$3.51	$4.48
Dividends paid	–	–	–	–

Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of Common Stock could be purchased during the subsequent twelve months. In late March 2008, the Board approved expansion of the repurchase program up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the Stock Repurchase Program period through December 31, 2011. From the program’s onset through September 30, 2010, the total number of shares repurchased by the Company is 1,909,079.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for fiscal 2010 and 2009 were 65,274 and 152,644 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2010
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – June 30, 2010	1,874,611	$3.27	1,874,611	1,125,389
July 1, 2010 – July 31, 2010	9,468	5.90	1,884,079	1,115,921
August 1, 2010 – August 31, 2010	-	-	1,884,079	1,115,921
September 1, 2010 – September 30, 2010	25,000	4.91	1,909,079	1,090,921
Quarterly Subtotal	34,468	5.18	34,468
Total	1,909,079	$3.31	1,909,079	1,090,921

Recent Sales of Unregistered Securities

In fiscal 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available in the warrant which entitled the warrant holder to 23,085 shares of Common Stock.  In fiscal 2010, warrant holders exercised warrants to purchase 626,500 shares of Common Stock for cash which provided the Company with proceeds of $725,600.  The Company believes that these issuances of Common Stock in connection with the warrant exercises were exempt from registration under section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act because such issuances were made to persons who are accredited investors. The accredited investors represented to the Company that they were purchasing for investment without a view to further distribution.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control and approved by the U.S. Food and Drug Administration (FDA) that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

During 2003, the Company began development of its second generation female condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, the World Health Organization (WHO) cleared FC2 for purchase by U.N. agencies.  The first substantial sales of FC2 occurred in fiscal 2007.  FC2 received FDA approval as a Class III medical device on March 10, 2009 and became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction in 2007 through September 30, 2010, nearly 80 million FC2 female condoms have been distributed in 114 countries.  The last shipments of FC1 were produced and sold in October 2009, and since that date all units sold have been FC2.

In late November 2010, the Brazilian Government issued a tender for the purchase for 10 million female condoms with bid submission due December 1, 2010.  The Company submitted a timely bid for 10 million FC2 female condoms.

Revenues.  Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, Hindustan Lifecare Limited ("HLL").  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Audited Consolidated Statements of Income for the years ended September 30, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s customers are primarily large international agencies and government health agencies which purchase and distribute the FC2 Female Condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements.  In fiscal 2010, significant customers were UNFPA (37% of unit sales) and John Snow, Inc., facilitator of USAID I DELIVER project (33% of unit sales).  In fiscal 2009, significant customers were John Snow, Inc., facilitator of USAID I DELIVER project (34% of unit sales) and UNFPA (25% of unit sales).

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

While our second generation product, FC2, generally is sold at a lower price per unit than FC1 was sold, FC2 is less costly to produce than was FC1.  As a result, sales of FC2 have a higher gross margin than that of FC1.  Changes in the sales mix of FC2 as compared to FC1 have affected both net revenues and gross profit.

Expenses.  The Company previously manufactured FC1 at a facility located in the United Kingdom and manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the Female Condom, principally polyurethane for FC1 and a nitrile polymer for FC2.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the FC2 Female Condom are essentially available from either multiple sources or multiple locations within a source.

On August 5, 2009, the Company announced to its U.K. employees that the Company was evaluating the future of its U.K. facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the U.K. facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered. As the Company was unable to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009.  In fiscal 2009, the Company incurred a one-time charge of approximately $1.5 million for restructuring costs, including redundancy payments to terminated employees and associated expenses, related to the cessation of FC1 manufacturing at its U.K. facility. The evaluation process, which began on August 5, 2009, concluded late in November 2009, when employees received their redundancy payments.  The cash portion of the restructuring costs was funded internally.  In fiscal 2010, the Company incurred a one-time charge of $1.9 million for restructuring expenses related to exiting the lease of its former U.K. manufacturing facility.

Operating Highlights.  The Company's net revenues have been reduced by the transition to FC2, which is sold at a price approximately 30% lower than FC1.  The Company had net revenues of $22,221,955 in the fiscal year ended September 30, 2010 compared to $27,543,341 in the fiscal year ended September 30, 2009. The Company’s fiscal 2010 unit sales were 3% lower than fiscal 2009 due to low third quarter sales volume resulting from delays in receipt of two large orders.  FC2 comprised about 98% of unit sales in fiscal 2010 compared to 51% in fiscal 2009.  The shift in product mix positively impacted gross margin, which increased to 58% in fiscal 2010, from 49% in fiscal 2009.  The average sales price of FC2 decreased 4% from fiscal 2009 to fiscal 2010.

The Company generated cash flow from operations of $3,991,855 for fiscal 2010, compared to $5,747,114 for fiscal 2009.  This included restructuring payments of $3.6 million and $0.3 million in fiscal 2010 and fiscal 2009, respectively

The Company had net income attributable to common stockholders of $6,737,078, or $0.24 per diluted share, in fiscal 2010 compared to net income attributable to common stockholders of $6,455,662, or $0.24 per diluted share, in fiscal 2009.

Results of Operations

Fiscal Year Ended September 30, 2010 (“2010”) Compared to Fiscal Year Ended September 30, 2009 (“2009”).

The Company had net revenues of $22,221,955 and net income attributable to common stockholders of $6,737,078, or $0.24 per diluted share, in 2010 compared to net revenues of $27,543,341 and net income attributable to common stockholders of $6,455,662, or $0.24 per diluted share, in 2009.

Net revenues decreased $5,321,386, or 19%, in 2010 over the prior year, primarily due to customers’ transition to the lower-priced FC2 female condom.  In 2010 and 2009, net revenues included royalties of $33,863 and $160,176, respectively, earned from licensing intellectual property to the Company’s exclusive distributor in India, Hindustan Lifecare Limited.

Gross profit decreased $592,999, or 4%, to $12,924,819 in 2010 from $13,517,818 in 2009. Gross profit as a percentage of net revenues increased to 58% in 2010 from 49% in 2009.  The decrease in gross profit was triggered by relatively flat unit sales, while gross profit as a percentage of net revenues increased due to a 98% FC2 sales mix in 2010 compared to 51% in 2009.

Cost of sales decreased $4,728,387, or 34%, to $9,297,136 from $14,025,523 for 2009. The decrease is due to 98% of the sales mix being lower cost FC2 in 2010 compared to 51% in 2009.

Advertising and promotional expenses increased $29,028 to $220,181 in 2010 from $191,153 in 2009. The increase reflects the public relations efforts related to the launch of FC2 to the public health sector in several U. S. cities.

Selling, general and administrative expenses decreased $580,936 to $6,425,175 in 2010 from $7,006,111 in 2009. The decrease was due to a reduction in stock-based incentive costs somewhat offset by increased investment in training programs and an additional $47,000 of audit fees in 2010 related to the audit of the effectiveness of the Company’s internal control over financial reporting as the Company became an "accelerated filer" subject to the requirement of an audit of its system of internal control over financial reporting for the first time in 2010.

Research and development costs decreased $105,535 to $381 in 2010 from $105,916 in 2009, marking the completion of the FDA PMA support process for FC2.

In 2010, the Company incurred a one-time charge of $1,929,922 for restructuring expenses related to exiting the lease of its former U.K. manufacturing facility. Included in that amount are lease surrender payments, excess capacity costs, and dilapidation expenses, partially offset by the proportionate recognition of deferred gain on the original sale/leaseback of the plant. In 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  The amount for 2009 includes mandatory payments to individuals whose jobs were made redundant, costs of legal and human relations consulting, loss of production efficiency during the evaluation period and a write-down for obsolete FC1 inventory components.

Total operating expenses decreased $224,145 to $8,575,659 in 2010 from $8,799,804 in 2009.   The reduction resulted primarily from significantly reduced stock-based incentive costs and lower research and development expenditures, partially offset by higher one-time restructuring costs, increased investment in training programs and increased audit fees.

The Company's operating income decreased $368,854 to $4,349,160 in 2010 from $4,718,014 in 2009.  That reduction was the result of a lower gross profit and one-time restructuring expenses being somewhat offset by reductions in other operating expenses.

The Company recorded non-operating expense of $125,028 in 2010 compared to non-operating income of $332,097 in 2009.  This was primarily attributable a foreign currency loss of $(154,196) in 2010 versus a foreign currency gain of $276,113 in fiscal 2009.

In 2009, in accordance with ASC Topic 830, Foreign Currency Translation, the financial statements of the Company’s international subsidiaries were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity and a weighted average exchange rate for each period for revenues, expenses, gains and losses.  Translation adjustments on intercompany trade accounts were recorded in earnings as the local currency was the functional currency. Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $7.1 million and $8.7 million at September 30, 2010 and 2009, respectively.

An entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company’s recent and projected future growth and profitability has made it more likely than not that the Company will utilize a portion of its net operating loss carryforwards in the future.  The Company has recorded a deferred tax benefit in the amount of $2.7 million (gross tax benefit) during the year ended September 30, 2010 compared to $1.6 million for the year ended September 30, 2009 as a  result of the decrease in the valuation allowance on these assets.

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

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 female condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

In fiscal 2010,  the Company’s operations generated a positive cash flow of $4.0 million, less than the 2009 positive cash flow of $5.7 million.  The reduced cash flow from operations resulted from an increase in inventory and payouts of approximately $3.6 million in restructuring payments.  In fiscal 2010, investing activities generated $0.05 million, mainly due to a reduction in restricted cash.  Financing activities used a net of $3.9 million, as $4.1 million was paid in cash dividends, $0.3 million was used to repurchase stock, $0.3 million was paid for taxes in lieu of shares, $0.9 million was generated by stock option and warrant exercises, and $0.03 million was used for capital lease payments.  Cash flows from operations, investing activities and financing activities resulted in a positive net cash flow of $0.1 million in fiscal 2010.  This included the payment of $4.1 million in dividends and one-time restructuring payments of approximately $3.6 million.

At September 30, 2010, the Company had working capital of $9.9 million and stockholders' equity of $16.1 million compared to working capital of $9.2 million and stockholders' equity of $13.0 million as of September 30, 2009.

On January 14, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The dividend was paid on February 16, 2010 to stockholders of record as of January 29, 2010.  The cash dividend was the first in the Company’s history.  Prior to the dividend declaration, the Company sought and was granted an amendment to its Heartland Bank credit facility to allow the Company to pay cash dividends.  The Board of Directors subsequently declared $0.05 per share quarterly cash dividends in March and July, which were paid out in May and August to shareholders of record on the respective dates.  The dividends, which totaled approximately $4.1 million, were paid from cash on hand.

On October 7, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company paid, from its cash on hand, approximately $1.4 million pursuant to the dividend on November 10, 2010 to stockholders of record as of November 3, 2010.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payments of any future dividends are at the discretion of the Board of Directors and the Company may not have sufficient cash flows to pay dividends.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company has a line of credit with Heartland Bank (the "Bank") which consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  The Company’s credit agreement with the Bank does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or shares repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011.  When renewed on July 1, 2010, the revolving credit line collateralized by accounts receivable was increased from $500,000 to $1,000,000.  Both lines of credit were renewed at an interest rate of base rate plus 0.5%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at either September 30, 2010 or 2009.

As of December 1, 2010, the Company had approximately $3.2 million in cash, net trade accounts receivable of $2.1 million and current trade accounts payable of $0.5 million. Presently, the Company has no required debt service obligations.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. In 2010 and 2009 the Company has, where possible, increased selling prices to offset such increases in costs.

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

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained on page F-1 of this Annual Report on Form 10-K under the heading "Management's Report on Internal Control over Financial Reporting."

Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained on pages F-2 and F-3 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Certain information about the Company's executive officers, directors and certain key employees as of September 30, 2010, is as follows:

NAME	POSITION	AGE
O.B. Parrish	Chairman of the Board, Chief Executive Officer, acting President and Director	77
Mary Ann Leeper, Ph.D.	Senior Strategic Adviser and Director	70
William R. Gargiulo, Jr.	Secretary and Director	82
Michael Pope	Vice President and General Manager of The Female Health Company (UK) Plc	53
Donna Felch	Vice President and Chief Financial Officer	63
Janet Lee	Controller	46
David R. Bethune	Director	70
Stephen M. Dearholt	Director	64
Michael R. Walton	Director	73
Richard E. Wenninger	Director	63
Mary Margaret Frank	Director	41

O.B. PARRISH
Age: 77; Elected Director: 1987; Present Term Ends: 2011 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting President since May 2006, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 233,501 shares of Common Stock. Mr. Parrish also is Chairman and a Director of Abiant, Inc., a neuroimaging company.  Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division. Mr. Parrish’s extensive experience as a health care executive and as an executive of the Company and his skills in the areas of corporate transactions, operations and manufacturing, international business, corporate communications and enterprise risk management, along with his familiarity with the Company’s business and industry and his role as the Company’s Chief Executive Officer, led to the conclusion that he should serve as a director of the Company and Chairman of the Board.

MARY ANN LEEPER, Ph.D.
Age: 70; Elected Director: 1987; Present Term Ends: 2011 Annual Meeting

Dr. Leeper has served as Senior Strategic Adviser since May 2006. Dr. Leeper served as the President and Chief Operating Officer of the Company from February 1996 to April 2006, as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1989 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. From 1981 until 1986, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA. Dr. Leeper serves on the Board of Neenah Paper, Inc. and is chair of its nominating and governance committee. She is also an adjunct professor at the University of Virginia Darden Graduate School of Business. She has received various awards recognizing her commitment and pioneering efforts in the work of women’s health. Ms. Leeper’s background as the former President of the Company, her knowledge of the Company’s business, her relationships with its customers and her long term commitment to women’s health issues led to the conclusion that she should serve as a director of the Company.

WILLIAM R. GARGIULO, JR.
Age: 82; Elected Director: 1987; Present Terms Ends: 2011 Annual Meeting

William R. Gargiulo, Jr. has served as Secretary of the Company from 1996 to present, as Vice President from 1996 to September 30, 1998, as Assistant Secretary of the Company from 1989 to 1996, as Vice President - International of The Female Health Company Division from 1994 until 1996, as Chief Operating Officer of the Company from 1989 to 1994, and as General Manager of the Company from 1988 to 1994. Mr. Gargiulo has also served as a Director of the Company since 1987. Mr. Gargiulo is a trustee of a trust which is a shareholder of Phoenix of Illinois. From 1984 until 1986, Mr. Gargiulo was the Executive Vice-President of the Pharmaceutical Group of Searle, in charge of Searle's European operations. From 1976 until 1984, Mr. Gargiulo was the Vice President of Searle's Latin American operations.  Mr. Gargiulo’s years of experience as an officer of the Company and his extensive international sales and marketing experience led to the conclusion that he should serve as a director of the Company.

MICHAEL POPE
Age: 53; Vice President, General Manager - The Female Health Company (UK) Plc.

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

DONNA FELCH
Age 63; Vice President and Chief Financial Officer

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
Age: 46; Controller

Ms. Lee has served as Controller of the Company since May 2007.  From November 2002 until May 2007, Ms. Lee served the Society of Thoracic Surgeons as Accounting Manager/Analyst.  Previously, she held various financial positions at RR Donnelley and Sons Company and ServiceMaster.

DAVID R. BETHUNE
Age: 70; Elected Director: 1996; Present Term Ends: 2011 Annual Meeting

Mr. Bethune has served as a Director of the Company since January 1996. He was Chairman of Zila, Inc., an oral cancer screening company, from August 2007 to September 2009 and Chief Executive Officer of Zila, Inc. from March 2008 to September 2009. Additionally, he is a member of the Board of Directors of the CAMBREX Corporation, a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. Mr. Bethune is a founding trustee of the American Cancer Society Foundation. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.  Mr. Bethune’s impressive track record of achievements in leadership positions, including with public companies in the pharmaceutical and medical products industries, led to the conclusion that he should serve as a director of the Company and a member of the audit committee.

STEPHEN M. DEARHOLT
Age: 64; Elected Director: 1996; Present Term Ends: 2011 Annual Meeting

Mr. Dearholt has served as a Director of the Company since April 1996. Mr. Dearholt is a co-founder of, and partner in, Insurance Processing Center, Inc., one of the largest privately owned life insurance marketing organizations in the United States, since 1972. He has over 36 years of experience in direct response advertising and data based marketing of niche products. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex.  He is a past board member of the Children’s Hospital Foundation of Wisconsin, the Zoological Society of Milwaukee, Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.  Mr. Dearholt’s achievements as a successful business owner and his long term commitment to the Company led to the conclusion that he should serve on the Company’s Board of Directors.

MICHAEL R. WALTON
Age: 73; Elected Director: 1999; Present Term Ends: 2011 Annual Meeting

Mr. Walton has served as a Director of the Company since April 1999. Mr. Walton is President and owner of Sheboygan County Broadcasting Co., Inc., a company he founded in 1972. The company has focused on start-up situations, and growing value in under-performing, and undervalued radio stations and newspapers. Sheboygan County Broadcasting Co. has owned and operated businesses in Wisconsin, Illinois, Michigan and New York.  It has specialized in creating, building and managing news media properties and has acquired existing companies as well. Prior to 1972, Mr. Walton was owner and President of Walton Co., an advertising representative firm he founded in New York City. He has held sales and management positions with Forbes Magazine, The Chicago Sun Times and Gorman Publishing Co. Mr. Walton has served on the Boards of the American Red Cross, the Salvation Army, the Sheboygan County Chamber of Commerce and the Rogers Memorial Hospital Foundation, and the Economic Club of Sheboygan. Mr. Walton’s background in sales and marketing, his extensive experience as a successful business owner and his long term commitment to the Company led to the conclusion that he should serve as a director of the Company.

RICHARD E. WENNINGER
Age: 63; Director: 2001; Present Term Ends: 2011 Annual Meeting

Mr. Wenninger has served as a Director of the Company since July 2001. Mr. Wenninger is former Chairman of Wenninger Company, Inc., a mechanical contracting and engineering company. From 1976 to 2001, Mr. Wenninger served as President and Chief Executive Officer of Wenninger Company, Inc. He is also Secretary of Wenn Soft, Inc., a software development, sales and service company he founded in 1997. From 1992 to 1999, Mr. Wenninger served as Secretary of Liftco, Inc. Mr. Wenninger is a former board member of the Boys & Girls Club of Milwaukee, a former President and board member of the Milwaukee Athletic Club, a former board member of the Wisconsin Psychoanalytic Foundation, a former board member of University Lake School, the former President and a former board member of the Plumbing and Mechanical Contractors Association of Milwaukee, the former President and a former board member of the Sheet Metal Contractors Association of Milwaukee and a former board member of the Mechanical Contractors Association of America. Mr. Wenninger’s years of experience as a successful entrepreneur and his long term commitment to the Company led to the conclusion that he should serve as a director of the Company.

MARY MARGARET FRANK
Age: 41; Director: 2004; Present Term Ends: 2011 Annual Meeting

Dr. Frank has served as a Director of the Company since October 2004. Dr. Frank has served as an Associate Professor of Accounting at the Darden Graduate School of Business at the University of Virginia where she teaches financial and tax accounting since 2002. From 1999 to 2002, Dr. Frank was an Assistant Professor at the Graduate School of Business at the University of Chicago. During 1997, Dr. Frank was an accounting instructor at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. From 1992 to 1994, Dr. Frank served as a Senior Tax Consultant at Arthur Andersen.  She has her master’s degree and Ph.D. in accounting from the University of North Carolina at Chapel Hill and was issued her CPA in 1994.  Dr. Frank’s background and experience in both public accounting and financial education and her qualification as an “audit committee financial expert” under the SEC’s rules led to the conclusion that she should serve as a director of the Company.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended September 30, 2010, all reports required by Section 16(a) to be filed by the Company's officers, directors and more than 10% shareholders were filed on a timely basis, except that Mr. Dearholt filed a Form 4 on September 16, 2010 reporting a transaction occurring on September 13, 2010.

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

Item 11. Executive Compensation

Summary Compensation Table

The table shown below provides information for the Company's last two fiscal years regarding compensation paid by the Company to its Chief Executive Officer and the other two most highly compensated executive officers of the Company based on total compensation for services rendered during the fiscal year ended September 30, 2010.  The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

Name and Principal Position	Year	Salary			Bonus (1)		Stock Awards (2)		Nonequity Incentive Plan Compensation (3)		All Other Compensation (4)			Total
O.B. Parrish, Chief Executive Officer and Acting President	2010 2009	$ $	157,548 152,825		$	- 31,250		- -	$	- 555,500	$ $	25,426 25,426		$ $	182,974 765,001
Donna Felch, Vice President and Chief Financial Officer	2010 2009	$ $	195,935 191,244			- -	$	- 189,600	$	- 151,500	$ $	13,635 12,610		$ $	209,570 544,954
Mike Pope, Vice President and General Manager of Female Health Company (UK) Plc.	2010 2009	$ $	177,120 171,900	(5) (5)		- -	$	- 189,600	$	- 151,500	$ $	29,823 28,870	(5) (5)	$ $	206,943 541,870

(1)	Bonus amount for 2009 represents a retention bonus payable monthly to Mr. Parrish based on continued service from October 1, 2008 through December 31, 2008.

(2)
These amounts reflect the grant date fair value of the restricted stock award granted to Ms. Felch on December 10, 2008 and the right to receive shares of Common Stock granted to Mr. Pope on December 10, 2008, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R) excluding estimated forfeitures. The stock awards are valued at the closing market price ($3.16) of the Common Stock on the date of grant.

(3)
Amounts for 2009 represent payouts under the Company’s Key Executive Incentive Program based on achieving net income objectives for 2009.  Under this program, each named executive officer is entitled to a payout based on the Company exceeding a target amount of net income for 2009, with the amount of the payout based on the value of the Common Stock on September 30, 2009.  The targets for fiscal 2010 under the Company's Key Executive Incentive Program were not met and, as a result, no payouts were made under the Program for fiscal 2010.

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

(5)
Mr. Pope's salary and automobile allowance are paid in U.K. pounds. Amounts shown for Mr. Pope's salary are based on the 12-month average exchange rate for the year, which was 1.5592 U.S. dollars per U.K. pound in fiscal 2010 and 1.5516 U.S. dollars per U.K. pound in fiscal 2009.

Stock Awards

No stock options were granted to any of the named executive officers during the fiscal year ended September 30, 2010 or 2009.

On December 10, 2008, Ms. Felch was issued 60,000 shares of restricted Common Stock by the Company’s Board of Directors, of which 30,000 shares vest on each December 10, 2010 and December 10, 2011.  None of the shares were vested on September 30, 2010.  The shares of restricted stock have all the rights of the Common Stock, including voting and dividend rights.  Unvested shares are subject to forfeiture if Ms. Felch voluntarily leaves the Company or is terminated for cause.  All shares will vest immediately if there is a change in control of the Company.

On December 10, 2008, the Company's Board of Directors granted Mr. Pope the right to receive 60,000 shares of Common Stock, of which 30,000 shares will be issued on each of December 10, 2010 and December 10, 2011, unless Mr. Pope voluntarily leaves the Company or his employment is terminated for cause prior to such dates.  None of the shares had been issued as of September 30, 2010.  Any remaining grants will be immediately issued if there is a change in control of the Company.  In connection with dividends declared by the Company on the Common Stock, an amount equal to the dividend that would have been payable on the 60,000 shares that Mr. Pope is entitled to receive pursuant to this grant has been credited to Mr. Pope, with such credit payable when and to the extent the applicable shares are subsequently issued.

The following table provides information regarding unexercised options, unvested restricted stock and the right to receive shares of Common Stock held by the named executive officers at September 30, 2010.  All of these option awards are fully vested. During the fiscal year ended September 30, 2010, Mr. Pope exercised 185,000 options.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that have not vested		Market Value of Shares of Stock that have not vested
O.B. Parrish	464,000	$1.40	04/22/13	-		-
Donna Felch	-	-	-	60,000	(1)	$309,000	(2)
Michael Pope	-	-	-	60,000	(3)	$309,000	(4)

__________________

(1)	30,000 shares vest on each December 10, 2010 and December 10, 2011.

(2)	Market value equals the number of shares of restricted stock that have not vested multiplied by the closing price of the Common Stock on September 30, 2010, which was $5.15 per share.

(3)	Represents the right to receive 30,000 shares on December 10, 2010 and 30,000 shares on December 10, 2011.

(4)	Market value equals the number of shares of Common Stock that Mr. Pope has the right to receive multiplied by the closing price of the Common Stock on September 30, 2010, which was $5.15 per share.

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

Director Summary Compensation Table

Directors who are executive officers or employees of the Company do not receive compensation for serving as directors.  In fiscal 2010, the Company paid fees to its directors who are not executive officers or employees of the Company for their committee participation.  As described below, one of our directors, Mary Ann Leeper, receives compensation as the Company's Senior Strategic Adviser pursuant to an employment agreement, and another director, William R. Gargiulo, Jr. receives consulting fees. They do not receive compensation as directors. The following table provides information concerning the compensation paid by the Company in 2010 to each of its directors who are not executive officers of the Company.

Name	Fees Earned or Paid in Cash (1)	All Other Compensation (2)	Total
Mary Ann Leeper	–	$191,963	$191,963
William R. Gargiulo, Jr.	–	$60,000	$60,000
David R. Bethune	$8,000	–	$8,000
Stephen M. Dearholt	–	–	–
Mary Margaret Frank	$8,000	–	$8,000
Michael R. Walton	–	–	–
Richard E. Wenninger	–	–	–

(1)	The amounts in this column reflect fees paid to board members for their committee participation.

(2)
The amount of "All Other Compensation" for Dr. Leeper consists of salary of $168,545 as well as $9,613 in matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and $13,805 of premiums paid by the Company for term life insurance and disability insurance under which Dr. Leeper or her designee is the beneficiary.  Dr. Leeper is employed as a Senior Strategic Advisor. She had specific responsibility for the preparation, submission and presentation of the FC2 PMA to the FDA.  She is presently responsible for the FC2 launch in the United States.  In addition, she participates as a member of the Executive Operation Committee. Dr. Leeper's compensation is for the execution of these responsibilities. She does not receive compensation for her role as a director of the Company. Mr. Gargiulo is a consultant to the Company and serves as the Corporate Secretary.  In this role, he is responsible for scheduling all board and board committee meetings and distribution of material and preparation and approval of minutes for each meeting.  In addition, he is responsible for the Company's relationship with its transfer agent and the issuance of shares.  Mr. Gargiulo also assists Ms. Felch with investor relations.  Mr. Gargiulo's compensation for the execution of these responsibilities was $60,000.  He does not receive compensation for being a director of the Company.

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

The Company did not make any stock or option awards to its outside directors during fiscal 2010.  During fiscal 2009, in May 2009, the Company granted 30,000 stock options under the 2008 Stock Incentive Plan to each of its directors other than Mr. Parrish, Dr. Leeper and Mr. Gargiulo.  All such stock options vest evenly over 36 months, at a rate of 1/36 of the grant per month.  Such options have a ten year life.

On December 10, 2008, Dr. Leeper was issued 60,000 shares of restricted Common Stock by the Company’s Board of Directors.  The shares vest pro-rata over a three year period, such that 30,000 shares vest on each December 10, 2010 and December 10, 2011.  None of the shares were vested on September 30, 2010.  The shares of restricted stock have all the rights of the Common Stock, including voting and dividend rights.  Unvested shares are subject to forfeiture if Dr. Leeper voluntarily leaves the Company or is terminated for cause.  All shares will vest immediately if there is a change in control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Common Stock as of December 1, 2010 with respect to (a) each person known to the Company to own beneficially more than 5% of Common Stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the Common Stock subject to options that are either currently exercisable or exercisable within 60 days of December 1, 2010 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The table lists applicable percentage ownership based on 27,490,924 shares outstanding as of December 1, 2010.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent
Soros Fund Management LLC (2)	1,404,931	5.1%
O.B. Parrish (3)	1,299,101	4.6%
William R. Gargiulo, Jr. (4)	112,153	*
Mary Ann Leeper, Ph.D. (5)	1,009,500	3.6%
Stephen M. Dearholt (6)	3,340,518	12.1%
David R. Bethune (7)	229,167	*
Michael R. Walton (8)	500,723	1.8%
Richard E. Wenninger (9)	2,453,938	8.9%
Mary Margaret Frank (10)	67,629	*
Michael Pope (11)	84,797	*
Donna Felch (12)	127,500	*
All directors and executive officers as a group (10 persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)(12)	9,225,026	31.5%
_______________
* Less than 1 percent.

(1)
Unless otherwise indicated, the address of each beneficial owner is 515 North State Street, Suite 2225, Chicago, IL 60654; the address of Mr. Dearholt is 36365 Trail Ridge Road, Steamboat Springs, CO 80488; the address of Mr. Walton is 929 North Astor, Unit 2101, Milwaukee, WI 53202; the address of Mr. Wenninger is 14000 Gypsum Creek Road, Gypsum, CO 81637; and the address of Dr. Frank is P.O. Box 6550, Charlottesville, VA 22906.

(2)
Soros Fund Management LLC filed a Schedule 13G dated November 1, 2010 reporting that as of November 1, 2010, Soros Fund Management LLC, George Soros, Robert Soros and Jonathan Soros beneficially owned 1,404,931 shares of Common Stock, with sole voting power and investment power over all of such shares.  The address of Soros Fund Management LLC is 888 Seventh Avenue, 33rd Floor, New York, New York 10106.

(3)
Includes 233,501 shares owned by Phoenix of Illinois. Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix of Illinois. Also includes 376,600 shares of Common Stock owned directly by Mr. Parrish, 225,000 shares of Common Stock owned by the Geneva O. Parrish 1996 Living Trust of which Mr. Parrish is beneficiary and for which Mr. Parrish may be deemed to share voting and investment power and 464,000 shares of Common Stock subject to stock options held by Mr. Parrish.

(4)	Consists of 112,153 shares of Common Stock owned directly by Mr. Gargiulo.

(5)	Consists of 219,500 shares of Common Stock owned directly by Dr. Leeper and 790,000 shares of Common Stock subject to stock options held by Dr. Leeper.

(6)
Includes 2,359,781 shares of Common Stock owned directly by Mr. Dearholt. Also includes 69,500 shares of Common Stock held by the Dearholt, Inc. Profit Sharing Plan, 30,650 shares of Common Stock held in a self-directed IRA, 275,820 shares of Common Stock held by the Mary C. Dearholt Trust of which Mr. Dearholt, a sibling and his mother are trustees, and 418,100 shares of Common Stock held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 693,920 shares of Common Stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of Common Stock. Also includes 186,667 shares of Common Stock subject to stock options.

(7)	Consists of 42,500 shares of Common Stock owned directly by Mr. Bethune and 186,667 shares of Common Stock subject to stock options held by Mr. Bethune.

(8)	Consists of 484,056 shares of Common Stock owned directly by Mr. Walton and 16,667 shares of Common Stock subject to stock options held by Mr. Walton.

(9)
Consists of (a) 1,221,245 shares of Common Stock owned directly by Mr. Wenninger, (b) 34,248 shares of Common Stock held by Mr. Wenninger’s spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 1,121,778 shares of Common Stock held by a trust of which Mr. Wenninger is trustee and a beneficiary and (d) 76,667 shares of Common Stock subject to stock options.

(10)	Consists of 20,962 shares of Common Stock owned directly by Dr. Frank and 46,667 shares of Common Stock subject to stock options held by Dr. Frank.

(11)	Consists of 84,797 shares of Common Stock owned directly by Mr. Pope.

(12)	Consists of 127,500 shares of Common Stock owned directly by Ms. Felch.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2010, for the Company's equity compensation plans and arrangements. The plans and arrangements dated prior to July 2007, were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.  In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2,000,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan.

EQUITY PLAN CATEGORY	NUMBER OF COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS		NUMBER OF WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER COMPENSATION PLANS
Equity compensation plans approved by shareholders	237,000	(1)	$3.82	1,587,818
Equity compensation plans not approved by shareholders	1,764,000		$1.40	-
Total	2,001,000		$1.69	1,587,818

(1) Includes rights to receive a total of 87,000 shares contingent on continued employment.

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

In July 2006, the Company issued 200,000 warrants to purchase shares of Common Stock to a consultant in part for payment to assist in evaluating strategic growth opportunities.  In fiscal 2009, 90,000 warrants were exercised, leaving 110,000 outstanding as of September 30, 2009.  In fiscal year 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 23,085 shares of Common Stock, leaving 80,000 outstanding as of September 30, 2010. These warrants have an exercise price of $1.30 per share and expire on July 10, 2016.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and non-audit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal 2010 and fiscal 2009:

Service Type	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$307,741	$259,075
Audit-Related Fees (2)	4,035	12,025
Tax Fees (3)	14,343	46,083
All Other Fees	-	-
Total Fees	$326,119	$317,183

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2010 and September 30, 2009; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)	Consists of costs incurred for consultation on various accounting matters in support of the Company's financial statements and comment letters from the SEC.

(3)
For the fiscal years ended September 30, 2010 and September 30, 2009 consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

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

(a)  The following documents are filed as part of this report:

1.        Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2010 and 2009

Consolidated Statements of Income for the Years Ended September 30, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (5)

3.6	Amended and Restated By-Laws of the Company. (6)

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).

10.1	Trademark License Agreement for Reality Trademark. (7)

10.2	Outside Director Stock Option Plan. (8)

10.3	Lease dated November 2, 2009, among O&T Properties Limited, the Company and The Female Health Company (UK) Plc. (9)

10.4	Deed of Surrender dated November 2, 2009, among O&T Properties Limited, the Company, The Female Health Company (UK) Plc. and The Female Health Company Limited. (9)

10.5	Rent Deposit Deed dated November 2, 2009, between O&T Properties Limited and The Female Health Company (UK) Plc. (9)

10.6	Deed of Surrender, dated April 27, 2010, among the Company, The Female Health Company (UK) plc and O&T Properties Limited. (10)

10.7	Tenancy Agreement, dated April 27, 2010, between Bonhams 1793 Limited and The Female Health Company (UK) plc. (10)

10.8	1997 Stock Option Plan, as amended. (11)

10.9	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005. (12)

10.10	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005. (12)

10.11	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005. (12)

10.12	Change of Control Agreement between the Company and Donna Felch dated February 8, 2006. (13)

10.13	Employment Agreement between the Company and Mary Ann Leeper dated effective as of May 1, 2006. (14)

10.14	The Female Health Company 2008 Stock Incentive Plan. (15)

10.15	Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan. (16)

10.16	Amended and Restated Loan Agreement, dated as of July 20, 2004, between the Company and Heartland Bank. (10)

10.17	First Amendment to Amended and Restated Loan Agreement, dated as of November 1, 2004, between Company and Heartland Bank. (10)

10.18	Second Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2005, between the Company and Heartland Bank. (10)

10.19	Third Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2006, between the Company and Heartland Bank. (10)

10.20	Fourth Amendment and Restated Loan Agreement, dated as of July 1, 2007, between the Company and Heartland Bank. (10)

10.21	Fifth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2008, between the Company and Heartland Bank. (10)

10.22	Sixth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2009, between the Company and Heartland Bank. (10)

10.23	Seventh Amendment to Amended and Restated Loan Agreement, dated as of December ___, 2009, between the Company and Heartland Bank. (10)

10.24	Commercial Security Agreement, dated as of July 20, 2004, between the Company and Heartland Bank. (10)

10.25	Eighth Amendment to Amended and Restated Loan Agreement, dated as of July 1, 2010, between the Company and Heartland Bank. (17)

10.26	First Amendment to Commercial Security Agreement, dated as of July 1, 2010, between the Company and Heartland Bank. (17)

10.27	Form of Promissory Note for Loan Number Two for up to $1,000,000 from the Company to Heartland Bank. (17)

10.28	Form of Promissory Note for Loan Number Three for up to $1,000,000 from the Company to Heartland Bank. (17)

21	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP.

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (18)

(1)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(4)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(5)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(6)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, Registration No. 33-35096, as filed with the Securities and Exchange Commission on May 25, 1990.

(7)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(8)	Incorporated herein by reference to the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 23, 1996.

(9)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 6, 2009.

(10)	Incorporated herein by reference to the Company's March 31, 2010 Form 10-Q.

(11)	Incorporated herein by reference to the Company's Form S-8 Registration Statement filed with the Securities and Exchange Commission on March 26, 2010.

(12)	Incorporated herein by reference to the Company's September 30, 2005 Form 10-KSB.

(13)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2006.

(14)	Incorporated hereby by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on February 21, 2006.

(15)	Incorporated hereby by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 2008.

(16)	Incorporated herein by reference to the Company's September 30, 2009 Form 10-K.

(17)	Incorporated herein by reference to the Company's June 30, 2010 Form 10-Q.

(18)
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

Date:  December 3, 2010
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

Signature	Title	Date

/s/ O.B. Parrish O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 3, 2010

/s/ Mary Ann Leeper Mary Ann Leeper, Ph.D.	Director	December 3, 2010

/s/ Donna Felch Donna Felch	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	December 3, 2010

/s/ William R. Gargiulo William R. Gargiulo	Secretary and Director	December 3, 2010

/s/ David R. Bethune David R. Bethune	Director	December 3, 2010

	Director	December 3, 2010
Stephen M. Dearholt

/s/ Michael R. Walton	Director	December 3, 2010
Michael R. Walton

	Director	December 3, 2010
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 3, 2010
Mary Margaret Frank

The Female Health Company and Subsidiaries
Index to Consolidated Financial Statements

Document		Page No.

Audited Consolidated Financial Statements.

Management's Report on Internal Control over Financial Reporting.		F-1

Report of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.		F-2 and F-3

Consolidated Balance Sheets as of September 30, 2010 and 2009.		F-4

Consolidated Statements of Income for the years ended September 30, 2010 and 2009.		F-5

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2010 and 2009.		F-6 and F-7

Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009.		F-8

Notes to Consolidated Financial Statements	.	F-9 through F-26

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of September 30, 2010, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report.  See ”Report of Independent Registered Public Accounting Firm,” which appears on pages F-2 and F-3 of this report.

December 3, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2010.  We also have audited The Female Health Company and Subsidiaries' internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Female Health Company and Subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Female Health Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
December 3, 2010

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2010 AND 2009
	2010	2009
ASSETS
Current Assets
Cash	$2,918,776	$2,810,197
Restricted cash	4,578	105,074
Accounts receivable, net of allowance for doubtful accounts 2010 and 2009 $40,000	4,460,517	7,806,007
Income tax receivable	28,179	68,106
Inventories	2,194,330	1,203,063
Prepaid expenses and other current assets	284,948	429,602
Deferred income taxes	1,900,000	2,181,000
TOTAL CURRENT ASSETS	11,791,328	14,603,049

Other Assets	178,713	87,621

EQUIPMENT, FURNITURE AND FIXTURES
Equipment not yet in service	-	166,226
Equipment, furniture and fixtures	3,720,637	7,037,099
	3,720,637	7,203,325
Less accumulated depreciation and amortization	(1,322,577)	(4,381,709)
	2,398,060	2,821,616

Deferred income taxes	4,000,000	1,028,149

TOTAL ASSETS	$18,368,101	$18,540,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$586,596	$602,196
Accrued expenses and other current liabilities	906,994	1,420,099
Accrued compensation	444,843	1,597,662
Restructuring accrual	-	1,116,911
Deferred gain on sale of facility	-	657,605
TOTAL CURRENT LIABILITIES	1,938,433	5,394,473

Obligations under capital leases	12,999	34,428
Deferred grant income	132,312	157,143
Deferred income taxes	152,227	-
TOTAL LIABILITIES	2,235,971	5,586,044
Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Convertible preferred stock, Class A Series 1, par value $.01 per share; authorized 5,000,000 shares; no shares issued and outstanding in 2010 and 2009.	-	-
Convertible preferred stock, Class A Series 3, par value $.01 per share; authorized 700,000 shares; no shares issued and outstanding in 2010 and 2009.	-	-
Convertible preferred stock, Class B, par value $.50 per share; authorized 15,000 shares; no shares issued and outstanding in 2010 and 2009.	-	-
Common Stock, par value $.01 per share; authorized 38,500,000 shares; issued 29,367,503 and 28,382,766 shares, and 27,458,424 and 26,538,961 shares outstanding in 2010 and 2009, respectively.	293,675	283,828
Additional paid-in capital	67,313,616	66,395,902
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(44,544,073)	(47,143,309)
Treasury stock, at cost, 1,909,079 and 1,843,805 shares of common stock in 2010 and 2009, respectively.	(6,349,569)	(6,000,511)
TOTAL STOCKHOLDERS’ EQUITY	16,132,130	12,954,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,368,101	$18,540,435
See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2010 and 2009

	2010	2009

Product sales	$22,188,092	$27,383,165
Royalty income	33,863	160,176
Net revenues	22,221,955	27,543,341

Cost of sales	9,297,136	14,025,523

Gross profit	12,924,819	13,517,818

Operating expenses:
Advertising and promotion	220,181	191,153
Selling, general and administrative	6,425,175	7,006,111
Research and development	381	105,916
Restructuring costs	1,929,922	1,496,624
Total operating expenses	8,575,659	8,799,804

Operating income	4,349,160	4,718,014

Non-operating (expense) income:
Interest and other income	29,168	55,984
Foreign currency transaction (loss) gain	(154,196)	276,113
Total non-operating (expense) income	(125,028)	332,097

Income before income taxes	4,224,132	5,050,111

Income tax benefit	(2,512,946)	(1,485,268)

Net income	6,737,078	6,535,379

Preferred dividends, Class A, Series 3	-	79,717

Net income attributable to common stockholders	$6,737,078	$6,455,662

Net income per basic common shares outstanding	$0.25	$0.25

Basic weighted average common shares outstanding	26,981,275	25,651,915

Net income per diluted common share outstanding	$0.24	$0.24

Diluted weighted average common shares outstanding	28,545,391	27,806,832

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 2010 and 2009

	Class A Series 3 Preferred Stock	Class A Series 1 Preferred Stock	Preferred Stock Class B	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Cost of Treasury Stock	Total

Balance at September 30, 2008	$3,076	-	-	27,112,908	$271,129	$65,366,130	$ (162,705)	$(53,598,971)	$(2,169,457)	$9,709,202

Share-based compensation	-	-	-	173,250	1,733	297,430	-	-	-	299,163
Issuance of 67,524 shares of Common Stock upon Warrants cashless exercised	-	-	-	67,524	675	(675)	-	-	-	-
Issuance of 400,000 shares of Common Stock upon exercise of Warrants	-	-	-	400,000	4,000	285,000	-	-	-	289,000
Issuance of 320,980 shares of Common Stock for option exercised	-	-	-	320,980	3,210	446,162	-	-	-	449,372
Issuance of 500 shares of Common Stock	-	-	-	500	5	1,855	-	-	-	1,860
Issuance of 307,604 shares of Common Stock upon conversion of 307,604 shares Preferred Stock S3	(3,076)	-	-	307,604	3,076	-	-	-	-	-
Stock repurchase – Total 1,002,805 Treasury Shares	-	-	-	-	-	-	-	-	(3,831,054)	(3,831,054)
Preferred Stock dividends	-	-	-	-	-	-	-	(79,717)	-	(79,717)
Comprehensive income:	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	6,535,379	-	6,535,379
Foreign currency translation adjustment	-	-	-	-	-	-	(418,814)	-	-	(418,814)
Comprehensive income	-	-	-	-	-	-	-	-	-	6,116,565
Balance at September 30, 2009	$-	$-	$-	28,382,766	$283,828	$66,395,902	$ (581,519)	$(47,143,309)	$(6,000,511)	$12,954,391

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 2010 and 2009

	Class A Series 3 Preferred Stock	Class A Series 1 Preferred Stock	Preferred Stock Class B	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Cost of Treasury Stock	Total
Balance at September 30, 2009	$-	-	-	28,382,766	$283,828	$66,395,902	$ (581,519)	$(47,143,309)	$(6,000,511)	$12,954,391

Share-based compensation	-	-	-	38,932	389	357,432	-	-	-	357,821
Issuance of 110,000 shares of Common Stock for options exercised	-	-	-	110,000	1,100	156,800	-	-	-	157,900
Issuance of 186,220 shares of Common Stock for 325,000 options exercised cashless	-	-	-	186,220	1,862	(315,622)	-	-	-	(313,760)
Issuance of 626,500 shares of Common Stock for warrants exercised	-	-	-	626,500	6,265	719,335	-	-	-	725,600
Issuance of 23,085 shares of Common Stock for 30,000 warrants exercised cashless	-	-	-	23,085	231	(231)	-	-	-	-
Stock repurchase – Total 65,274 Treasury Shares	-	-	-	-	-	-	-	-	(349,058)	(349,058)
Common Stock Dividends	-	-	-	-	-	-	-	(4,137,842)	-	(4,137,842)
Net income	-	-	-	-	-	-	-	6,737,078	-	6,737,078
Balance at September 30, 2010	$-	$-	$-	29,367,503	$293,675	$67,313,616	$ (581,519)	$(44,544,073)	$(6,349,569)	$16,132,130

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010 and 2009

	2010	2009
OPERATIONS
Net income	$6,737,078	$6,535,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	466,544	268,382
Amortization of deferred gain on sale and leaseback of building	(657,605)	(88,367)
Amortization of deferred income from grant - BLCF	(24,831)	(24,198)
Provision for obsolete inventory	(80,110)	53,028
Provision for bad debts	-	(7,758)
Interest added to certificate of deposit	(2,613)	(2,709)
Share-based compensation	471,811	373,776
Deferred income taxes	(2,538,624)	(1,597,552)
Loss on disposal of fixed assets	8,145	6,739
Changes in operating assets and liabilities:
Accounts receivable	3,345,490	(1,287,103)
Income tax receivable	39,927	(66,369)
Inventories	(911,157)	(72,259)
Prepaid expenses and other assets	56,175	(48,795)
Accounts payable	(15,600)	44,476
Accrued expenses and other current liabilities	(2,902,775)	1,660,444
Net cash provided by operating activities	3,991,855	5,747,114

INVESTING ACTIVITIES
Decrease in restricted cash	100,496	106,799
Proceeds from disposal of fixed assets	-	32,079
Capital expenditures	(51,133)	(1,643,593)
Net cash provided by (used in) investing activities	49,363	(1,504,715)

FINANCING ACTIVITIES
Payment on capital lease obligations	(29,279)	(39,448)
Proceeds from exercise of stock options	157,900	449,372
Proceeds from exercise of common stock warrants	725,600	289,000
Proceeds from issuance of common stock	-	1,860
Purchases of common stock for treasury shares	(349,058)	(3,831,054)
Taxes paid in lieu of shares	(313,760)	-
Dividends paid on preferred stock	-	(104,785)
Dividends paid on common stock	(4,124,042)	-
Net cash used in financing activities	(3,932,639)	(3,235,055)

Effect of exchange rate changes on cash	-	(119,295)

Net increase in cash	108,579	888,049
Cash at beginning of year	2,810,197	1,922,148

CASH AT END OF YEAR	$2,918,776	$2,810,197

Schedule of noncash financing and investing activities:

Dividends declared (unpaid dividends on restricted stock)	13,800	-
Reduction of accrued expense upon issuance of shares	92,180	72,688
Capital lease obligations incurred for the purchase of equipment	-	45,808
Foreign currency translation adjustment	-	(418,814)
Income tax paid	111,929	133,914
Fixed asset additions in accounts payable at year end	-	86,104

See notes to consolidated financial statements.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiaries, The Female Health Company - UK, plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 female condom ("FC2").  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which is located in a 6,400 sq. ft. leased office facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public health sector markets in 114 countries. The product is marketed directly to consumers in 12 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the years ended September 30, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 56 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of sales.

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

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. As of September 30, 2010, the $4,460,517 accounts receivable balance was comprised of $4,450,598 trade receivables and $9,919 other receivables, compared to an accounts receivable balance of $7,806,007 as of September 30, 2009, which was comprised of $7,534,290 trade receivables and $271,717 in other receivables.   Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.   The Company’s customers are primarily governments, ministries of health and large global agencies which purchase and distribute the female condom for use in HIV/AIDS prevention programs. In fiscal year 2010, significant customers were UNFPA (37% of unit sales) and John Snow, Inc., facilitator of USAID I DELIVER project (33% of unit sales). No other single customer accounted for more than 10% of unit sales in fiscal 2010. In fiscal year 2009, significant customers were John Snow, Inc., facilitator of USAID I DELIVER project (34% of unit sales) and UNFPA (25% of unit sales). No other single customer accounted for more than 10% of unit sales in fiscal 2009.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies - continued

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

Foreign currency translation and operations: In accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, the Company considered various economic factors (i.e., cash flow, sales price, sales market, expenses, financing, intercompany transactions and arrangements), both individually and collectively, in determining the functional currency of its subsidiaries.  The Company’s first generation product, the FC1 female condom, was produced by its U.K. subsidiary in its London manufacturing facility.  FC1’s sales were denominated in both U.S. dollars and British pounds sterling.  The Company’s second generation product, the FC2 female condom, is manufactured by the U.K. subsidiary’s Malaysia subsidiary in Kuala Lumpur.  Unlike the first generation product, FC2 sales have been denominated only in U.S. dollars. Prior to October 1, 2009, each subsidiary’s functional currency was its respective local currency (British pound sterling and Malaysian ringgit).  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of the subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of FC1 production, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. Due to the change in functional currency discussed above and lower volatility in foreign currency exchange rates for the twelve months ended September 30, 2010, the Company recognized a foreign currency transaction loss of $154,196 for the year ended September 30, 2010 compared to a gain of $276,113 recognized for the twelve months ended September 30, 2009. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  Assets located outside of the United States totaled approximately $7,000,000 at September 30, 2010.  Assets located outside of the United States were $8,700,000 at September 30, 2009.

 Equipment, furniture and fixtures:  Depreciation and amortization are computed using primarily the straight-line method.  Depreciation and amortization are computed over the estimated useful lives of the respective assets which range as follows:

Manufacturing equipment	5 – 10 years
Office equipment	3 years
Furniture and fixtures	7 – 10 years

Depreciation on leased assets is computed over the lesser of the remaining lease term or the estimated useful lives of the assets.  Depreciation on leased assets is included with depreciation on owned assets.

Patents and trademarks:  FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, Japan, The People’s Republic of China, Greece, Turkey and Spain.  Patent applications for FC2 are pending in various other countries around the world through the Patent Cooperation Treaty. The patents cover the key aspects of the second generation female condom, including its overall design and manufacturing process.  There can be no assurance that these patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies - continued

The Company has the registered trademark “FC2 Female Condom” in the United States. The Company has also secured, or applied for, 12 trademarks in 22 countries to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC female condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position. The FC2 patents were expensed when incurred.

Financial instruments: The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

The Company currently does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis. Substantially all of the Company’s cash and cash equivalents, as well as restricted cash, are held in demand deposits, including money market accounts, with its bank. The Company has no financial instruments for which the carrying value is materially different than fair value.

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2010 and 2009 were approximately $400 and $106,000, respectively.

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

Revenue recognition:  The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.  The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, HLL.  Such revenue appears as royalty income on the Consolidated Statements of Income for the years ended September 30, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

Deferred grant income:  The Company received grant monies from the British Linkage Challenge Fund to help the Company defray certain expenses and the cost of capital expenditures related to a project.  The underlying project related to the development of a linkage between the U.K. subsidiary and HLL, in India, to do end-stage manufacturing of the female condom and develop the market for the product in that country.  The grant received was split between the Company and HLL pro-rata to their respective expenditure on the project. The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocated its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses were credited to income in the quarter incurred.  Grant proceeds for capital expenditure were deferred and released to income in line with the depreciation of the relevant assets.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies – continued

Share-based compensation: The Company accounts for stock-based compensation expense for equity awards exchanged for employee services over the vesting period based on the grant-date fair value.

Advertising:  The Company's policy is to expense advertising and promotion costs as incurred.

Income taxes:  The Company files separate income tax returns for its foreign subsidiaries. ASC Topic 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carryforwards for income tax purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

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

Other comprehensive income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the balance sheet, these items, along with net income, are components of comprehensive income.

Over the years, the U.S. parent company financed the operations of its U.K. subsidiaries through an intercompany loan with The Female Health Company-UK, plc., which was eliminated upon consolidation.  The Company had designated the intercompany loan to be long-term in nature. Further, the Company followed the guidance of ASC Topic 830 when translating the subsidiary’s balance sheet for consolidation purposes, which states that gains and losses on intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) would not be included in the computation of net income when the entities to the transaction are consolidated.

In December 2008, a long term intercompany loan from the U.S. parent to the U.K. subsidiary in the amount of $3,572,733 was retired in exchange for a reduction in the intercompany trade accounts payable by the U.S. parent company to the U.K. subsidiary. The settlement of this long term intercompany loan resulted in a foreign currency translation loss of approximately $135,000 which was recognized as a decrease to accumulated other comprehensive income.

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Prior to October 1, 2009, translation gains and losses on the intercompany trade accounts were recognized in the consolidated statement of income. Included in foreign currency transaction gains for the year ended September 30, 2009, is approximately $302,000 of translation gains on the intercompany trade account, based on the timing of inventory purchases as well as the variability in exchange rates.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized in fiscal year 2010. In fiscal 2010, comprehensive income is equivalent to the reported net income.

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

	Years Ended September 30,
2010		2009
Denominator:
Weighted average common shares outstanding - basic	26,981,275	25,651,915
Net effect of dilutive securities:
Options	1,292,919	1,405,169
Warrants	60,947	526,566
Unvested restricted shares	210,250	223,182
Total net effect of dilutive securities	1,564,116	2,154,917
Weighted average common shares outstanding - diluted	28,545,391	27,806,832
Income per common share – basic	$0.25	$0.25
Income per common share – diluted	$0.24	$0.24

All the outstanding warrants and stock options were included in the computation of diluted net income per share for the years ended September 30, 2010 and 2009.

Note 3.        Inventories

The components of inventory consist of the following at September 30, 2010 and 2009:

	2010	2009
Raw material	$528,423	$519,046
Work in process	65,685	305,778
Finished goods	1,615,222	474,239
Inventory, gross	2,209,330	1,299,063
Less: inventory reserves	(15,000)	(96,000)
Inventory, net	$2,194,330	$1,203,063

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.        Revolving Lines of Credit

The Company has a line of credit with Heartland Bank (the "Bank") which consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  The Company’s credit agreement with the Bank does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or shares repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011.  When renewed on July 1, 2010, the revolving credit line collateralized by accounts receivable was increased from $500,000 to $1,000,000.  Both lines of credit were renewed at an interest rate of base rate plus 0.5%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at either September 30, 2010 or 2009.

Note 5.        Operating Leases and Rental Expense

The Company’s corporate headquarters is located in 5,100 square feet of leased office space located in Chicago, Illinois.  The lease, which is due to expire October 31, 2011, requires monthly payments of $7,146 plus real estate taxes, utilities and maintenance expenses.

Through June 2010, the Company leased 40,000 square feet of office, manufacturing and warehouse space in London, England (Note 13).  Beginning in June 2010, the Company began leasing 6,400 square feet of office space located in London, England under a lease that requires quarterly payments of approximately $13,500 through December 2011 and quarterly payments of approximately $27,000 from January 2012 through June 2015.  The lease stipulates that after 5 years (June 2015) the principal rent will be reviewed and adjusted to the higher of the principal rent immediately prior to the review date or the market rate.  The Company has the option to terminate this lease in June 2015 by giving the landlord no less than six months prior notice in writing.  Per the terms of the lease agreement, the Company was also required to make a security deposit equivalent to six months’ rent (approximately $66,000).

The Company leases 16,000 square feet of manufacturing space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $9,000 through August 2013 and may be renewed at the option of the Company for an additional three year term.  The Company also leases 11,000 square feet of warehouse space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $4,000 through February 2012 and may be renewed at the option of the Company for an additional one year term.

The Company also leases equipment under a number of lease agreements which expire at various dates through June 2015.  The aggregate monthly rental was $118 at September 30, 2010.

Details of operating lease expense, including real estate taxes and insurance, for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Factory and office leases	$403,955	$871,235
Other	1,414	52,872
	$405,369	$924,107

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.        Operating Leases and Rental Expense – continued

The Company is party to several leases classified as capital leases which, in the aggregate, require monthly payments of $2,669 through March 2012.

Future minimum payments under leases consisted of the following as of September 30, 2010:

	Operating leases	Capital leases
2011	$300,179	$23,753
2012	237,656	13,515
2013	217,147	-
2014	118,540	-
2015	118,540	-
Total minimum lease payments	$992,062	37,268
Less amounts representing interest		(2,855)
Present value of net minimum lease payments		34,413
Less current obligations, included in accrued expenses and other		(21,414)
Long-term obligations		$12,999

Note 6.        Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating loss and tax credit carryforwards.

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.   These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  The Company has a history of taxable income for three consecutive years in the U.S. and two of the past three years in the U.K., which was used to determine the amount of time the Company can reasonably expect to generate taxable income in the future. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent three years for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results.  These differences could have a material effect on the Company's future results of operations and financial condition. A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes as of September 30, 2010 and 2009 is as follows:

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.        Income Taxes - continued

	September 30
	2010	2009
Income tax expense at statutory rates	$1,436,000	$1,717,000
State income tax, net of federal benefits	223,000	267,000
Effect of AMT expense	6,000	112,284
Non-deductible expenses	305,000	33,000
Effect of foreign income tax	(206,773)	-
Utilization of NOL carryforwards	(1,087,410)	(1,331,340)
Decrease in valuation allowance	(3,188,763)	(2,283,212)
Income tax benefit	$(2,512,946)	$(1,485,268)

As of September 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $34,512,000 and $27,817,000, respectively, for income tax purposes expiring in years 2011 to 2029.  The Company's U.K. subsidiary, The Female Health Company - UK, plc has U.K. net operating loss carryforwards of approximately $69,089,000 as of September 30, 2010, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  The Company's Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has net operating loss carryforwards of approximately $125,000 as of September 30, 2010, which can be carried forward indefinitely to be used to offset future Malaysian taxable income.

The federal and state income tax provision (benefit) for the years ended September 30, 2010 and 2009 is summarized below:

	2010	2009
Deferred – U.S.	$(1,210,000)	$(508,000)
Deferred – U.K.	(1,480,851)	(1,089,552)
Deferred – Malaysia	152,227	-
Current – U.S.	25,678	112,284
Income tax benefit	$(2,512,946)	$(1,485,268)

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2010 and 2009:

	September 30
Deferred Tax Assets:	2010	2009
Federal net operating loss carryforwards	$11,734,000	$12,714,000
State net operating loss carryforwards	2,225,000	2,258,000
AMT credit carryforward	109,000	103,000
Foreign net operating loss carryforwards – U.K.	18,654,000	19,261,000
Foreign capital allowance – U.K.	296,000	500,000
Foreign net operating loss carryforwards – Malaysia	31,000	99,149
Foreign capital allowance – Malaysia	-	559,000
Other, net	(377,000)	55,000
	32,672,000	35,549,149
Valuation allowance for deferred tax asset	(26,741,000)	(32,340,000)
Net deferred tax assets	$5,931,000	$3,209,149
Deferred Tax Liabilities:
Foreign capital allowance – Malaysia	183,227	-
Net deferred tax asset	$5,747,773	$3,209,149

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.        Income Taxes – continued

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2010	2009
Current assets – U.S.	$997,000	$1,417,000
Current assets – U.K.	903,000	764,000
Long-term assets – U.S.	2,161,000	531,000
Long-term assets – U.K.	1,839,000	497,149
Long-term liability – Malaysia	(152,227)	-
	$5,747,773	$3,209,149

The valuation allowance decreased by $5,599,000 and by $2,283,212 for the years ended September 30, 2010 and 2009, respectively. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock, the Company’s public offering of common stock and the exercise of common stock warrants and options may subject the Company to annual limitations on the utilization of its net operating loss carryforward.   Under the Inland Revenue statutes, certain triggering events may subject the Company to limitations on the utilization of its net operating loss carryforward in the U.K.    As of September 30, 2010, management does not believe any limitations have occurred.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 developed a two-step process to evaluate a tax position and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions:

●	For the U.S., a tax return may be audited any time within 3 years from filing date. The U.S. open tax years are for fiscal years 2007 and 2009, which expire in 2010 and 2013, respectively.

●	For Malaysia, a tax return may be audited any time within 6 years from filing date. The Malaysia open tax years are for 2007 through 2009, which expire in 2015 - 2016.

●	For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period). The U.K. open tax year is for 2009, which expires in 2011.

The fiscal year 2010 tax return has not been filed as of the date of this filing.  As of September 30, 2010 and 2009, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense is incurred.  No expense for interest and penalties was recognized for the years ended September 30, 2010 and 2009.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.        Share-based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of September 30, 2010, a total of 412,182 shares have been granted under the plan, 150,000 shares were in the form of stock options, and all others were in the form of restricted stock or other share grants.

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

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the years ended September 30, 2010 and 2009 was $92,334 and $77,776, respectively.

In May 2009, the Company granted 150,000 stock options to its independent board members under the 2008 Stock Incentive plan.  The options vest evenly over 36 months, at a rate of 1/36 of the grant per month.  The options have a ten year life.  The estimated forfeiture rate was 1.44% based on the Company’s prior forfeiture history.  The Company did not grant any options in the year ended September 30, 2010.

The table below outlines the weighted average assumptions for options granted during the year ended September 30, 2009:

Weighted Average Assumptions:	September 30, 2009
Expected Volatility	42.19%
Expected Dividend Yield	0%
Risk-free Interest Rate	3.06%
Expected Term (in years)	6.5
Fair Value of Options Granted	$1.83

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.     Share-based Payments - continued

Option Activity

The following table summarizes the stock options outstanding and exerciserable at September 30, 2010:

		Weighted Average
	Shares	Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	2,439,980	1.41
Granted	150,000	3.92
Exercised	(320,980)	1.40
Forfeited	-	-
Outstanding at September 30, 2009	2,269,000	$1.58
Granted	-	-
Exercised	(435,000)	1.43
Forfeited	-	-
Outstanding at September 30, 2010	1,834,000	$1.61	3.37	$ 6,492,000
Exercisable on September 30, 2010	1,750,667	$1.50	3.12	$ 6,389,000

During the year ended September 30, 2010, a number of stock option holders exercised 325,000 stock options, using the cashless exercise option available under the plan which entitled them to 186,220 shares of common stock.   Proceeds received during the years ended September 30, 2010 and 2009 were $157,900 and $449,372, respectively, from the exercise of 110,000 and 320,980 stock options, respectively.

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $5.15 on the last day of business for the period ended September 30, 2010. The total intrinsic value of options exercised during the years ended September 30, 2010 and 2009 was approximately $1,792,000 and $1,599,000, respectively.

Total unrecognized compensation cost for stock options as of September 30, 2010 was approximately $151,000. This compensation cost will be recognized over a weighted average period of 1.67 years.  The deferred tax asset and realized tax benefit from stock options exercised and other share-based payments for the years ended September 30, 2010 and 2009 was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees and consultants. Such issuances may have vesting periods that range from one to three years or the issuances may be contingent on continued employment for periods that range from one to three years. In addition, the Company has issued stock awards to certain employees that contain vesting provisions or provide for future issuance contingent on continued employment.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.        Share-based Payments - continued

A summary of the non-vested stock activity for fiscal year 2010 and 2009 is summarized in the table below:

Non-vested awards summary:	Shares	Weighted Average Grant -Date Fair Value
Total Outstanding September 30, 2008	2,555	$2.65
Stock Granted	223,182	3.14
Vested	(100,913)	2.93
Cancelled	(5,235)	2.45
Total Outstanding September 30, 2009	119,589	$3.16
Stock Granted	35,250	4.71
Vested	(105,250)	3.61
Forfeited	(5,000)	4.71
Total Outstanding September 30, 2010	44,589	$3.16

The Company granted 35,250 shares of restricted stock during the year ended September 30, 2010. The fair value of the awards granted was approximately $166,000. All such shares of restricted stock vest in September 2010, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. The Company granted 223,182 shares of restricted stock during the twelve months ended September 30, 2009.  The fair value of the awards granted was approximately $702,000. All such shares of restricted stock vest between September 2009 and December 2011, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date.

The Company recognized share-based compensation expense for restricted stock of approximately $379,000 for the year ended September 30, 2010, $206,000 of which is included in accrued expenses at year end since the related shares have not yet been issued.  Share based compensation expense for the year ended September 30, 2009 was $296,000 ($147,000 of which is included in accrued expenses at September 30, 2009). This expense is included in selling, general and administrative expenses for the respective periods. As of September 30, 2010, there was approximately $141,000 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next 1.0 year.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants in either fiscal year 2010 or 2009.  In fiscal year 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 23,085 shares of common stock.  In fiscal 2010, warrant holders exercised 626,500 warrants which provided proceeds of $725,600. In fiscal year 2009, warrant holders exercised 400,000 warrants and the Company received $289,000 of proceeds from the exercise of these warrants.  During fiscal year 2009, warrant holders also exercised 90,000 warrants using the cashless exercise option which entitled the warrant holders to 67,524 shares of common stock.  There is no unrecognized compensation cost related to warrants as of September 30, 2010.

At September 30, 2010, 80,000 warrants issued in connection with investor relations were outstanding and exercisable. These warrants have an exercise price of $1.30, remaining life of 5.79 years and aggregate intrinsic value of $308,000.  The aggregate intrinsic value is before taxes, based on the Company’s closing price of $5.15 on the last day of business for the year ended September 30, 2010.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.        Preferred Stock

Repurchases and Conversion of Class A Convertible Preferred Stock – Series 3

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

Note 9.        Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011.  From the program’s onset through September 30, 2010, the total number of shares repurchased by the Company is 1,909,079.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  For the remainder of calendar 2008, the maximum repurchase was a total of 62,500 shares or 6,250 shares per individual.  No shares were repurchased under the amendment in calendar year 2008.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.        Stock Repurchase Program - continued

Thereafter, total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for calendar year 2010 and 2009 were 55,268 and 162,650 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2010
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – September 30, 2008	667,600	2.65	841,000	1,159,000
October 1, 2008 – September 30, 2009	1,002,805	3.82	1,843,805	1,156,195
October 1, 2009 – September 30, 2010	65,274	5.35	1,909,079	1,090,921
Total	1,909,079	$3.31	1,909,079	1,090,921

Note 10.        Employee Benefit Plans

Employee Retirement Plan

The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $14,000 annual compensation to the plan.  The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2010 and 2009. Annual Company contributions were approximately $30,000 and $32,000 for 2010 and 2009, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.        Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

	Product Sales to External Customers for the Year Ended				Long-Lived Asset As Of
	September 30,				September 30,
	2010		2009		2010	2009
South Africa	$2,549	(1)	$2,436		$-	$-
Zimbabwe	1,667		8,909	(1)	-	-
United States	1,594		2,491		274	342
Malawi	2,543	(1)	*		-	-
DR of Congo	1,519		*		-	-
India	*		*		110	133
United Kingdom	*		*		224	214
Malaysia	*		*		1,969	2,220
Other	12,316		13,547		-	-
	$22,188		$27,383		$2,577	$2,909

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

Note 13.     FC1 – FC2 Transition – Restructuring Costs

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

In September 2009, the process concluded when management and the labor representatives were unable to identify a viable alternative.  In late September, production employees were notified of the redundancy (plan to terminate their employment) and of the one-time termination payments due them.  Manufacturing ceased in mid-October 2009.

In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  This was comprised of $1,116,911 termination costs, $181,340 facility exit costs, $104,247 consulting costs and $94,126 inventory write-downs. These other related costs fall under the scope of other associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17. These costs were recognized in the period in which the related cost was incurred in accordance with ASC Topic 420-10-25-15, Exit or Disposal Cost Obligations.

Normal manufacturing and distribution costs, including materials, labor and overhead, related to the production and selling of product through the cessation date were not a component of the one-time termination payments and were accounted for when incurred rather than included in the restructuring accrual as of September 30, 2009.

On December 10, 1996, the Company entered into what is in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England.  The Company received $3,365,000 (£1,950,000) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one British pound during the period December 2006 to December 2027.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.     FC1 – FC2 Transition – Restructuring Costs - continued

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $460,399 (£296,725) per year payable quarterly until 2016. The lease was renewable through December 2027. The Company was also required to make an initial security deposit of $483,168 (£268,125) which was refunded in fiscal year 2010.   The facility had a net book value of $1,398,819 (£810,845) on the date of the sale and leaseback transaction.  At September 30, 2009, the unamortized deferred gain of $657,605 (£413,017) was classified as short-term, due to the lease surrender that occurred early in fiscal year 2010.

In November 2009,  following the cessation of FC1 manufacturing in the U.K. facility (Note 5), the Company entered into an agreement with a new owner of the London manufacturing facility to surrender its existing property lease, which would have expired in December 2016, in exchange for a lease surrender fee of $1,490,716 and a new short-term lease.  Per the terms of the agreement, the Company was responsible for removing certain leasehold improvements from the property (dilapidations) prior to termination of the lease.  Upon execution of the new agreements, the Company deposited the new annual rent of approximately $484,000, as required by the lease terms. From a cash flow perspective, replacing the previous lease at this time eliminated future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).

On April 27, 2010, the Company signed two related agreements, with the former and new landlords of the U.K. facility, which terminated the November 2009 U.K. lease and granted the Company rent-free occupation of the premises from April 28, 2010 through June 30, 2010.  Per the terms of these agreements, the Company agreed to a lease exit fee of $216,000 and a $248,000 payment in lieu of dilapidations.  Those obligations were fulfilled by a cash payment of $234,000 and surrender of remaining rent prepayment of $230,000, which had been held in trust since November 2009.

The Company evaluated, measured and recognized the restructuring costs under the guidance of ASC Topic 420, Exit or Disposal Cost Obligations, and recognized such costs in the period incurred.  The costs associated with this restructuring fall under the scope of associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17.  The components of the restructuring expenses recognized for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Redundancy costs	$-	$1,116,911
Lease surrender payments and related costs	1,734,496	-
Excess capacity costs	302,683	-
Proportionate recognition of deferred gain on original sale/leaseback of plant	(657,605)	-
Dilapidations and related costs	550,348	379,713
Total	$1,929,922	$1,496,624

Restructuring accrual balance at September 30, 2009		$1,116,911
Restructuring costs incurred during the year ended September 30, 2010		1,929,922
Less:
Termination payments	$1,325,309
Lease surrender payments	1,734,496
Lease exit payments	644,633
Reversal of deferred gain	(657,605)
		(3,046,833)
Restructuring accrual balance at September 30, 2010		$-

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.     FC1 – FC2 Transition – Restructuring Costs - continued

While FC1 production has ceased, the Company continues to conduct significant operating activities in the U.K.  Such activities include global sales and marketing of the FC2 female condom, management and direction of Global Manufacturing Operations (including production planning, inventory management, quality assurance and quality control, finished goods release, compliance with good manufacturing practices), relationships with regulatory agencies world-wide, oversight of the Global Technical Support Team and new product development.

Note 14.        Dividends

On January 14, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The dividend was paid on February 16, 2010 to stockholders of record as of January 29, 2010.  The cash dividend was the first in the Company’s history.  Prior to the dividend declaration, the Company sought and was granted an amendment to its Heartland Bank credit facility to allow the Company to pay cash dividends.  The Board of Directors subsequently declared $0.05 per share quarterly cash dividends in March and July, which were paid out in May and August to shareholders of record on the respective dates.  The dividends, which totaled approximately $4.1million, were paid from cash on hand.

On October 7, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company paid, from its cash on hand, approximately $1.4 million pursuant to the dividend on November 10, 2010 to stockholders of record as of November 3, 2010.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company. Payments of any future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to pay dividends.

Note 15.        Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
2010
Net revenues	$5,488,674	$7,179,147	$1,754,211	$7,799,923	$22,221,955
Gross profit	3,202,861	4,180,023	939,447	4,602,488	12,924,819
Operating expenses	3,826,993	2,289,315	918,397	1,540,954	8,575,659
Net income (loss)	(698,351)	1,844,531	75,159	5,515,739	6,737,078
Net income (loss) attributable to common shareholders	(698,351)	1,844,531	75,159	5,515,739	6,737,078
Net income (loss) per common share – basic	(0.03)	0.07	0.00	0.20	0.25
Net income (loss) per common share – diluted	(0.03)	0.06	0.00	0.19	0.24

2009
Net revenues	$5,344,838	$7,319,509	$6,966,767	$7,912,227	$27,543,341
Gross profit	2,441,194	3,892,935	3,347,647	3,836,042	13,517,818
Operating expenses	2,002,259	1,642,454	1,861,956	3,293,135	8,799,804
Net income	1,633,391	1,974,566	648,256	2,279,166	6,535,379
Net income attributable to common shareholders	1,608,816	1,951,786	626,441	2,268,619	6,455,662
Net income per common share – basic	0.06	0.08	0.02	0.09	0.25
Net income per common share – diluted	0.06	0.07	0.02	0.08	0.24

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 16.        Recent Accounting Pronouncements

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

In January 2010, the FASB updated ASC Topic 505, Accounting for Distributions to Shareholders with Components of Stock and Cash, effective for interim and annual periods ending on or after December 15, 2009.  The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Should the Company make a distribution of stock and cash to its shareholders, this Standard could have an impact on its financial statements.

Accounting Standards Update 2010-13, Compensation – Stock Compensation  (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force, clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.