Form 10-Q
period 2010-12-31
FEMALE HEALTH CO
filed 2011-02-04
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 3, 2011, the registrant had 27,734,174 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PAGE

Cautionary Statement Regarding Forward Looking Statements	3

Item 1. Financial Statements	4

Unaudited Condensed Consolidated Balance Sheets -
December 31, 2010 and September 30, 2010	4

Unaudited Condensed Consolidated Statements of Operations -
Three Months Ended December 31, 2010 and December 31, 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows -
Three Months Ended December 31, 2010 and December 31, 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Items 1 – 5	31

Item 6. Exhibits	32

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	September 30, 2010
Current Assets:
Cash	$3,577,188	$2,918,776
Restricted cash	4,480	4,578
Certificate of deposit	61,630	-
Accounts receivable, net	2,357,323	4,460,517
Income tax receivable	29,950	28,179
Inventories, net	2,842,084	2,194,330
Prepaid expenses and other current assets	200,190	284,948
Deferred income taxes	1,900,000	1,900,000
TOTAL CURRENT ASSETS	10,972,845	11,791,328

Other Assets	117,234	178,713

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	3,746,673	3,720,637
Less accumulated depreciation and amortization	(1,440,176)	(1,322,577)
	2,306,497	2,398,060

Deferred income taxes	4,000,000	4,000,000

TOTAL ASSETS	$17,396,576	$18,368,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$859,987	$586,596
Accrued expenses and other current liabilities	553,832	906,994
Accrued compensation	279,757	444,843
TOTAL CURRENT LIABILITIES	1,693,576	1,938,433

Obligations under capital leases	8,659	12,999
Deferred grant income	126,104	132,312
Deferred income taxes	152,345	152,227
TOTAL LIABILITIES	1,980,684	2,235,971

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	296,070	293,675
Additional paid-in-capital	67,617,674	67,313,616
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(45,533,701)	(44,544,073)
Treasury stock, at cost	(6,382,632)	(6,349,569)
TOTAL STOCKHOLDERS’ EQUITY	15,415,892	16,132,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,396,576	$18,368,101

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
	2010	2009

Product sales	$3,640,118	$5,488,561
Royalty income	11,250	113
Net revenues	3,651,368	5,488,674

Cost of sales	1,634,450	2,285,813

Gross profit	2,016,918	3,202,861

Operating expenses:
Advertising and promotion	19,400	69,851
Selling, general and administrative	1,563,531	1,860,408
Research and development	-	381
Restructuring costs, net	-	1,896,353

Total operating expenses	1,582,931	3,826,993

Operating income (loss)	433,987	(624,132)
Non-operating income (expense):
Interest, net and other income	717	12,331
Foreign currency transaction loss	(30,906)	(48,689)
	(30,189)	(36,358)

Income (loss) before income taxes	403,798	(660,490)

Income tax expense	17,130	37,861

Net income (loss)	$386,668	$(698,351)

Basic earnings (loss) per common share outstanding	$0.01	$(0.03)

Basic weighted average common shares outstanding	27,245,560	26,300,571

Diluted earnings (loss) per common share outstanding	$0.01	$(0.03)

Diluted weighted average common shares outstanding	28,997,497	26,300,571

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$386,668	$(698,351)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	117,599	110,245
Amortization of deferred gain on sale/leaseback	-	(657,606)
Amortization of deferred income from grant	(6,208)	(6,208)
Interest added to certificate of deposit	(978)	(704)
Share-based compensation	137,221	125,796
Deferred income taxes	118	(1,153)
Changes in operating assets and liabilities	1,474,343	1,569,714
Net cash provided by operating activities	2,108,763	441,733

INVESTING ACTIVITIES
Decrease in restricted cash	98	-
Capital expenditures	(26,036)	(6,871)
Net cash used in investing activities	(25,938)	(6,871)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(33,063)	(52,043)
Dividends paid on common stock	(1,384,096)	-
Payment on capital lease obligations	(7,254)	(9,240)
Net cash used in financing activities	(1,424,413)	(61,283)

Net increase in cash	658,412	373,579
Cash at beginning of period	2,918,776	2,810,197

CASH AT END OF PERIOD	$3,577,188	$3,183,776

Schedule of noncash financing and investing activities:
Income taxes paid	$8,097	$57,861
Reduction of accrued expense upon issuance of shares and payment of dividends	231,270	92,180
Dividends declared (unpaid dividend on restricted stock)	1,500	-

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

Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2010.

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public sector markets in 114 countries. The product is marketed directly to consumers in 12 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 54 days. Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.  The balance in the allowance for doubtful accounts was approximately $45,000 and $40,000 at December 31, 2010 and September 30, 2010 respectively.

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

Foreign Currency and Change in Functional Currency

Prior to October 1, 2009 the functional currency of the Company’s subsidiaries was the local currency, in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters.  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances and the Company's subsidiaries adopted the U.S. dollar as their functional currency. Due to lower volatility in foreign currency exchange rates for the three months ended December 31, 2010, the Company recognized a foreign currency transaction loss of $30,906 for the three months ended December 31, 2010 compared to a loss of $48,689 for the three months ended December 31, 2009. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.

NOTE 2 – Earnings (Loss) per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and unvested shares granted to employees and directors.
	Three Months Ended December 31,
	2010	2009
Denominator:
Weighted average common shares outstanding - basic	27,245,560	26,300,571
Net effect of dilutive securities:
Options	1,311,583	-
Warrants	61,604	-
Unvested restricted shares	378,750	-
Total net effect of dilutive securities	1,751,937	-
Weighted average common shares outstanding - diluted	28,997,497	26,300,571
Income (loss) per common share – basic	$0.01	$(0.03)
Income (loss) per common share – diluted	$0.01	$(0.03)

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three months ended December 31, 2010.  For the three months ended December 31, 2009, the Company’s basic loss per share and diluted loss per share is identical as inclusion of the incremental common shares attributable upon the exercise of stock options and warrants and unvested shares granted to employees would have been anti-dilutive.

NOTE 3 - Inventories

The components of inventory consist of the following:
	December 31, 2010	September 30, 2010
Raw material and work in process	$643,055	$594,108
Finished goods	2,239,029	1,615,222
Inventory, gross	2,882,084	2,209,330
Less: inventory reserves	(40,000)	(15,000)
Inventory, net	$2,842,084	$2,194,330

NOTE 4 – Line of Credit

The Company has a line of credit with Heartland Bank (the "Bank") which consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  The Company’s credit agreement with the Bank does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011.  When renewed on July 1, 2010, the revolving credit line collateralized by accounts receivable was increased from $500,000 to $1,000,000.  Both lines of credit were renewed at an interest rate of base rate plus 0.5%.   No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at December 31, 2010.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of December 31, 2010, 651,682 shares had been issued under the plan, 239,500 of which were in the quarter then ended. Of the total grants under the plan from its adoption to December 31, 2010, stock options covering a total of 150,000 shares have been granted, and all other grants were in the form of restricted stock or other share awards.

Stock Option Plans

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under the plan which expired on December 31, 2006.  Options issued under that plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest evenly over 36 months. The Company did not grant any options during the three months ended December 31, 2010.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three months ended December 31, 2010 and 2009 was approximately $23,000 and $24,000, respectively.

No stock options were exercised during the three months ended December 31, 2010.  During the three months ended December 31, 2009, a stock option holder exercised 10,000 stock options using the cashless exercise option available under the plan which entitled him 7,358 shares of common stock.  The intrinsic value of the options exercised was approximately $39,000 for the three months ended December 31, 2009.  There was no realized tax benefit from options exercised for the three months ended December 31, 2009 based on the “with and without” approach.

The following table summarizes the stock options outstanding and exercisable at December 31, 2010:

	Number Outstanding At 12/31/10	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 12/31/10	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,834,000	3.12	$1.61	$7,482,000	1,763,167	2.91	$1.52	$7,357,000

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $5.69 as of the last business day of the period ended December 31, 2010.  As of December 31, 2010, the Company had unrecognized compensation expense of approximately $128,000 related to unvested stock options.  These expenses will be recognized over approximately 1.41 years. The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended December 31, 2010 and 2009 was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years or the issuances may be contingent on continued employment for periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that contain vesting provisions or provide for future issuance contingent on continued employment.

The Company granted a total of 288,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2010. The fair value of the awards granted was approximately $1,657,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock between September 2011 and December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. The Company granted a total of 35,250 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2009. The fair value of the awards granted was approximately $166,000.  All such shares of restricted stock vested in September 2010.  No shares of restricted stock were forfeited during the three months ended December 31, 2010 or December 31, 2009.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $115,000 for the three months ended December 31, 2010, $53,000 of which is included in accrued expenses at December 31, 2010 since the related shares have not been issued. Share based compensation expense for restricted stock or promises to issue shares of common stock for the three months ended December 31, 2009 was approximately $102,000, of which $58,000 is included in accrued expenses at December 31, 2009.  This expense is included in selling, general and administrative expenses for those respective periods. As of December 31, 2010, there was approximately $1,682,000, representing approximately 305,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.  This unrecognized cost will be recognized over the weighted average period of the next 2.08 years.

Common Stock Purchase Warrants

No warrants were issued during the three months ended December 31, 2010 or 2009.

There were no warrant exercises in either the three months ended December 31, 2010 or December 31, 2009.  There is no unrecognized compensation cost related to warrants as of December 31, 2010.

At December 31, 2010, 80,000 warrants issued in connection with investor relations were outstanding and exercisable.  The warrants have an exercise price of $1.30 per share, remaining life of 5.54 years and aggregate intrinsic value of approximately $351,000.  The aggregate intrinsic value is before taxes, based on the Company’s closing stock price of $5.69 on the last day of business for the period ended December 31, 2010.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011. From the program’s onset through December 31, 2010, the total number of shares repurchased by the Company is 1,914,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the three months ended December 31, 2010 and 2009 were 5,750 and 10,006 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2010
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2010	1,909,079	$3.31	1,909,079	1,090,921
October 1, 2010 – October 31, 2010	-	-	1,909,079	1,090,921
November 1, 2010 – November 30, 2010	-	-	1,909,079	1,090,921
December 1 – December 31, 2010	5,750	5.75	1,914,829	1,085,171
Quarterly Subtotal	5,750	5.75	5,750
Total	1,914,829	$3.32	1,914,829	1,085,171

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Three Months Ended December 31,				Long-Lived Assets As of
					December 31,	September 30,
	2010		2009		2010	2010
South Africa	$740	(1)	$401		$-	$-
Zimbabwe	*		1,105	(1)	-	-
United States	596		*		190	274
Brazil	511	(1)	*		-	-
Malawi	*		1,116	(1)	-	-
Nigeria	*		463		-	-
France	302		*		-	-
Burundi	200		*		-	-
India	*		*		105	110
United Kingdom	*		*		215	224
Malaysia	*		*		1,914	1,969
Tanzania	*		370		-	-
D.R. of Congo	*		291		-	-
Uganda	356		*
Other	946		1,340		-	-
	$3,651		$5,489		$2,424	$2,577
* Less than 5 percent of total product sales (1) Comprised of a single customer considered to be a major customer (exceeds 10 percent of net sales).

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

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $34,512,000 and $27,817,000, respectively, for income tax purposes expiring in years 2011 to 2029.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $69,089,000 as of December 31, 2010, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  The Company’s Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has net operating loss carryforwards of approximately $125,000 as of December 31, 2010, which can be carried forward indefinitely to be used to offset future Malaysian taxable income.  With the increasing demand for and profitability of the FC2 female condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.  The losses incurred in Malaysia are related to the recent start-up and are expected to be utilized over the next several years.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31,
	2010	2009
Income tax expense (benefit) at statutory rates	$137,000	$(216,000)
State income tax, net of federal benefits	25,000	(34,000)
Effect of AMT expense	-	30,000
Non-deductible expenses	-	1,000
Effect of foreign income tax	(88,900)	7,861
Utilization of NOL carryforwards	(173,380)	(17,572)
Increase in valuation allowance	117,410	266,572
Income tax expense	$17,130	$37,861

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

The Company evaluated, measured and recognized the restructuring costs under the guidance of ASC Topic 420, Exit or Disposal Cost Obligations, and recognized such costs in the period incurred.  The costs associated with this restructuring fall under the scope of associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17.  The FC1/FC2 transition was completed in fiscal year 2010, so there are no restructuring costs in the first quarter of fiscal year 2011. The Company recorded a charge of $1,896,353 for the quarter ended December 31, 2009 related to this restructuring. The components of the restructuring costs recognized for the three months ended December 31, 2009 are as follows:

Three Months Ended December 31, 2009
Lease surrender payments and related costs	$1,485,895
Excess capacity costs	605,025
Proportionate recognition of deferred gain on original sale/leaseback of plant	(653,706)
Dilapidations and related costs	459,139
Total	$1, 896,353

Although FC1 production ceased in October 2009, the Company continues to conduct significant operating activities in the U.K.  Such activities include global sales and marketing of the FC2 female condom, management and direction of Global Manufacturing Operations (including production planning, inventory management, quality assurance and quality control, finished goods release, and compliance with good manufacturing practices), relationships with regulatory agencies world-wide, oversight of the Global Technical Support Team and new product development.

Note 11 – Dividends

On October 7, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company paid, from its cash on hand, approximately $1.4 million pursuant to the dividend on November 10, 2010 to stockholders of record as of November 3, 2010.

NOTE 12 – Subsequent Event

Dividend Declaration

On January 14, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company will pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on February 7, 2011 to stockholders of record as of January 31, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In 2005, the Company announced it had developed a second-generation female condom, FC2.  The Company developed a second-generation product to:

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

FC2, approved by FDA as a Class III medical device on March 10, 2009, became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India and Brazil.  Based on a rigorous scientific review, in 2006 the World Health Organization (WHO) agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies.  From introduction through September 30, 2010, over 80 million FC2 female condoms have been distributed in 114 countries.

The FDA approval permitted the Company to transition its sales from FC1 to FC2.  The last shipments of FC1 were made in October 2009.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and the FC2 female condom. The FC2 female condom is currently the only FDA approved and marketed product controlled by women that prevents STI's including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 female condom does not compete with the male condom, but is an alternative to either unprotected sex or male condom usage.

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

FC2 received FDA approval as a Class III medical device on March 10, 2009, and became available in the United States in August 2009.  In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, WHO agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies.

FC2’s primary raw material (a nitrile polymer) offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer.  FC2 is pre-lubricated, disposable and recommended for use during a single sex act.  FC2 is not reusable.

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

Global Market Potential

The first clinical evidence of AIDS was noted more than twenty-five years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women aged 15 to 44 years. More than 50% of all new cases of HIV/AIDS are now women. According to a November 2009 AIDS update by the United Nations Joint Programme on HIV/AIDS (UNAIDS), about 2/3 of new cases globally result from sex between men and women.

For the sexually active, male and female condoms are the only barrier method approved for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   A number of microbicides have failed.  The most promising HIV/AIDS vaccine under development has also failed.  Two recently published studies hold promising leads for the future approaches in the prevention of HIV/AIDS.  An early- stage study of a vaginal dose of the drug Tenofovir showed encouraging results though the effectiveness rates were low. In another study, a low oral dose of the same drug taken daily and consistently showed good results. However, when taken inconsistently, i.e., a missed dose, the effective rate dropped significantly.  Side effects were also reported which may be of particular concern when providing a drug to a healthy person.    To date, it is clear that condoms, male and female, continue to play a key role in the prevention of sexually transmitted infections including HIV/AIDS.  The Company’s FC2 female condom is the only product that, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS) and unintended pregnancy.

In the United States, the Centers for Disease Control and Prevention (CDC) continues to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  They comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.

Most HIV/AIDS diagnoses among women in the U.S. are due to high-risk heterosexual contact (80% in 2005).  The rate of new HIV infection for black women was approximately 15 times the rate for white women, while the new infection rate among Hispanic women was more than four times that of white women. In 2007, the AIDS diagnoses rate for black women in the United States was 22 times the rate for white women.  In the United States, it is estimated that one in 30 black women will be diagnosed with HIV, compared to the one in 588 incidence rate amongst white women.

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

FC2’s primary raw material (a nitrile polymer) offers a number of benefits over natural rubber latex, the raw material that is most commonly used in male condoms. FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use.  Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 does not require immediate withdrawal and is not tight or constricting.  The FC2 female condom can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  FC2 is an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to nitrile polymer.

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

Strategy

The Company’s strategy is to fully develop the market for the FC2 female condoms on a global basis. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), United Nations Joint Programme on HIV/AIDS (UNAIDS), the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To assist with its customers’ prevention programs and provide technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To increase volume, reduce cost, expand women’s access to the female condom and significantly increase gross margin, the Company developed its second generation product, FC2.  Because FC2 is a nitrile polymer product and less costly to produce, it was introduced at a price approximately 30% lower than the price at which FC1 had been selling.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.  The final shipment of FC1 was made in October 2009.  Since then, all of the Company’s sales are FC2.

With the product’s primary market currently being the public health sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public health sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 12 countries, including the United States, Brazil, Spain, France and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells the FC2 female condom to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, governments and ministries of health which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. In New York City, FC2 is currently available in 292 locations, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  Production capacity is approximately 75-80 million units annually.

The Company’s India-based FC2 end-stage production capacity is located at a facility owned by its exclusive distributor in India, HLL in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.

FHC’s total FC2 production capacity is approximately 80-85 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

Government Regulation

In the U.S., FC2 is regulated by the FDA.  Female condoms as a group were classified by the FDA as a Class III medical device in 1989.  Class III medical devices are deemed by the FDA to carry potential risks with use which must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As FC2 is a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such as pre-clinical and clinical safety and efficacy studies which were gathered together in a required format and content.  FC2 received PMA as a Class III Medical Device from the FDA in March 2009.

FC2 received the CE Mark which allows it to be marketed throughout the European Union.  FC2 has also been approved by regulatory authorities in Brazil, India and other jurisdictions.

The Company believes that FC2’s PMA and FDA classification as a Class III Medical Devices create a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

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

Medtech Products Ltd. ("MP"), a male latex condom company with a manufacturing facility in Chennai, India, has developed a natural latex female condom. MP's female condom has been marketed under various names including V-Amour, VA Feminine Condom and L’Amour.  The MP product’s manufacturing process has a CE mark for distribution in Europe and may be available in other countries. MP received the Indian Drug Controller approval in January 2003.  PATH, an international, nonprofit organization based in the United States, has a female condom product in phase 2/3 development.  Neither the MP female condom nor the PATH female condom have received FDA approval or have been listed as essential products for procurement by WHO.

It is possible that other parties may develop a female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

Patents and Trademarks

FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, The People’s Republic of China, Greece, Turkey, Spain, Mexico and Japan.  Patent applications for FC2 are pending in various other countries around the world through the Patent Cooperation Treaty.  There can be no assurance that these patent applications provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

Overview

The Company manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control and approved by the FDA that provides dual protection against unintended pregnancy and STI's, including HIV/AIDS. In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

During 2003, the Company began development of its second generation female condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, WHO cleared FC2 for purchase by U.N. agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  FC2 received FDA approval as a Class III medical device on March 10, 2009 and became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction in 2007 through December 31, 2010, more than 80 million FC2 female condoms have been distributed in 114 countries.  The last shipment of FC1 was produced in October 2009, and since that date all units sold have been FC2.

Revenues

Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.  The Company’s customers are primarily large global agencies, governments and ministries of health which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

The Company’s customer base consists of a limited number of buyers, many of whom purchase in large volumes.  Significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business. Because the Company manufactures FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, its sales are denominated in United States dollars only. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency, thus reducing the Company’s foreign currency risk.

Expenses

The Company previously manufactured FC1 at its facility located in the United Kingdom and manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make FC2, principally a nitrile polymer.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the FC2 female condom are essentially available from either multiple sources or multiple locations within a source.

On August 5, 2009, the Company announced to its U.K. employees that the Company was evaluating the future of its U.K. facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the U.K. facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered. As the Company was unable to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009.  During the three months ended December 31, 2009, the Company incurred a one-time charge of $1.9 million for restructuring costs related to exiting the lease of its former U.K. manufacturing facility.

While FC1 production ceased in October 2009, the Company continues to conduct significant operating activities in the U.K.  Such activities include global sales and marketing of the FC2 female condom, management and direction of Global Manufacturing Operations (including production planning, inventory management, quality assurance and quality control, finished goods release and compliance with good manufacturing practices), relationships with regulatory agencies world-wide, oversight of the Global Technical Support Team and new product development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

The Company had net revenues of $3,651,368 and net income of $386,668, or $0.01 per diluted share, for the three months ended December 31, 2010 compared to net revenues of $5,488,674 and a net loss of $(698,351), or $(0.03) per diluted share, for the three months ended December 31, 2009.  This reduction in net revenues is due to the timing of receipt and shipment of large orders. The Company’s customer base consists primarily of public health sector purchasers, such as large global organizations, ministries of health, state and local governments and non-governmental agencies. A limited number of customers purchase large orders (in excess of 1 million units) and account for a significant portion of total revenue. The lower results for the first quarter were due to the concurrent delay in two multi-million unit orders in process with public health sector purchasers. The Company has previously disclosed the possibility of such delays in both its SEC filings and earnings releases. Historically, such orders are usually not lost, they are merely delayed, generally due to bureaucracy, politics and/or changes in personnel.  The Company cannot predict exactly when pending orders will be received or which quarters they will impact. The Company does not believe the delay reflects a fundamental change in the Company’s business or demand for FC2.  One of the anticipated tenders was issued by Brazil’s Ministry of Health in late November.  The tender requested bids on up to 10 million nitrile female condoms, a significant increase from Brazil’s previous tender for 4 million units.  The Company submitted its bid in early December.  The anticipated award date has not been published.

Net revenues decreased $1,837,306, or 33%, on a 36% decrease in unit volume for the three months ended December 31, 2010, compared with the same period last year, due to the timing and shipment of large orders. The FC2 average sales price per unit increased 4% compared with the same period last year due to pricing mix.

Gross profit decreased $1,185,943, or 37%, to $2,016,918 for the three months ended December 31, 2010 from $3,202,861 for the three months ended December 31, 2009.  Gross profit for the three months ended December 31, 2010 was 55% of net revenues versus 58% for the same period last year due to lower unit volume in the first quarter of fiscal 2011.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales decreased $651,363, or 28%, to $1,634,450 on a 36% decrease in unit volume in the three months ended December 31, 2010 from $2,285,813 for the same period last year.

Advertising and promotion expenditures were $19,400 for the three months ended December 31, 2010 versus $69,851 for the same period last year.  The 2010 expenditures relate to the new U.S. training program in which health care providers are equipped to educate their clients in the usage of the FC2 female condom.

Selling, general and administrative expenses decreased $296,877, or 16%, to $1,563,531 for the three months ended December 31, 2010 from $1,860,408 for the three months ended December 31, 2009.  The decrease is  primarily due to lower incentive compensation expenses, reduced selling and marketing expenses, decreased wages and travel, decreased legal and consulting fees and reduced rent expense.

Research and development costs were zero versus $381 in the same period last year.

In the first quarter of fiscal 2010, the Company incurred a one-time charge of $1,896,353 for restructuring costs resulting from the FC1 to FC2 transition.  The restructuring costs recognized in the first quarter of fiscal 2010 included lease surrender payments, estimated facility dilapidation costs, and recognition of excess capacity’s impact on rent expense, partially offset by the recognition of deferred gain on the sale and lease back of the facility.

Operating expenses for the quarter ended December 31, 2010, were $1,582,931, a $2,244,062 decrease from $3,826,993 in the same quarter in fiscal year 2010 which include the restructuring costs of $1,896,353.

Operating income for the three months ended December 31, 2010, was $433,987 versus an operating loss of $(624,132) in the same period last year, an increase of $1,058,119 or 170%.  The increase is due to the restructuring costs in fiscal 2010.

Interest, net and other income for the three months ended December 31, 2010 was $717, a decrease of $11,614 from the same period in fiscal year 2009, when net interest income was $12,331.  The impact of foreign currency transactions for the first quarter of fiscal 2010 was a loss of $30,906 compared to a loss of $48,689 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $8.6 million and $8.2 million at December 31, 2010 and 2009, respectively.

The Company's net income increased $1,085,019 to $386,668 in the three months ended December 31, 2010 from a net loss of $(698,351) in the same period of the prior year, as a result of the factors discussed above.

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

Liquidity and Sources of Capital

In the three months ended December 31, 2010, the Company’s operations generated positive cash flow of $2.1 million.  During that period, the Company funded a cash dividend of $1.4 million. During the three months ended December 31, 2009, cash provided by operations was $0.4 million.

Accounts receivable decreased from $4.5 million at September 30, 2010 to $2.4 million at December 31, 2010. The reduction is the result of two factors: the timing of large orders and FC2’s lower sales price per unit. FC2 comprised 100% of the sales mix in the three months ended December 31, 2010 versus 93% of the sales mix in the same period of the prior year.  In the three months ended December 31, 2010, shipments were weighted more heavily in the first part of the period compared to the first quarter of fiscal 2010, when certain large orders shipped near quarter end.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 54 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

During fiscal 2010, the Company commenced paying quarterly cash dividends.  The Company’s Board of Directors declared quarterly cash dividends of $0.05 per share in January, March, July and October 2010.  The first quarter 2011 dividend of $0.05 per share was declared by the Board of Directors on January 14, 2011, payable on February 7, 2011, to holders of record as of January 31, 2011.  Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  The Company expects to pay approximately $1.4 million pursuant to the dividend in February, which will be paid from its cash on hand.

At December 31, 2010, the Company had working capital of $9.3 million and stockholders’ equity of $15.4 million compared to working capital of $8.7 million and stockholders’ equity of $12.4 million as of December 31, 2009.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company has a line of credit with Heartland Bank (the "Bank") which consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  The Company’s credit agreement with the Bank does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or shares repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011.  When renewed on July 1, 2010, the revolving credit line collateralized by accounts receivable was increased from $500,000 to $1,000,000.  Both lines of credit were renewed at an interest rate of base rate plus 0.5%. No new warrants were issued as part of the extension of these notes. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company currently has no significant exposure to interest rate risk.  The Company has two lines of credit with Heartland Bank, consisting of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by Heartland Bank.  Outstanding borrowings under both lines of credit will incur interest at a rate equal to a base rate plus 0.5%.  The Company has not had any outstanding borrowings in last five years.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  To the extent that the Company incurs future borrowings under either of its lines of credit, it would be subject to interest rate risk related to such borrowings.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

ITEMS 1-5

Item 2(c) –

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011. From the program’s onset through December 31, 2010, the total number of shares repurchased by the Company is 1,914,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2010
Period:	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2010	1,909,079		$3.31	1,909,079	1,090,921
October 1, 2010 – October 31, 2010	-		-	1,909,079	1,090,921
November 1, 2010 – November 30, 2010	-		-	1,909,079	1,090,921
December 1, 2010 – December 31, 2010	5,750	(1)	5.75	1,914,829	1,085,171
Quarterly Subtotal	5,750		5.75	5,750
Total	1,914,829	(2)	$3.32	1,914,829	1,085,171

(1)	Consists of shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans.

(2)
Includes 223,668 shares repurchased pursuant to the authorization to repurchase shares issued to directors, employees and other service providers under the Company's equity incentive plans. The other shares were repurchased in the open market pursuant to the Share Repurchase Program.

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
___________________________________

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

THE FEMALE HEALTH COMPANY

DATE: February 4, 2011

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: February 4, 2011

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer