Form 10-Q
period 2011-03-31
FEMALE HEALTH CO
filed 2011-05-06
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, the registrant had 27,734,174 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6. Exhibits	34

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011	September 30, 2010
Current Assets:
Cash	$2,611,605	$2,918,776
Restricted cash	4,643	4,578
Certificate of deposit	62,362	-
Accounts receivable, net	3,168,939	4,460,517
Income tax receivable	37,127	28,179
Inventories, net	1,539,265	2,194,330
Prepaid expenses and other current assets	326,628	284,948
Deferred income taxes	1,900,000	1,900,000
TOTAL CURRENT ASSETS	9,650,569	11,791,328

Other Assets	120,642	178,713

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	3,748,787	3,720,637
Less accumulated depreciation and amortization	(1,556,232)	(1,322,577)
	2,192,555	2,398,060

Deferred income taxes	4,000,000	4,000,000

TOTAL ASSETS	$15,963,766	$18,368,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$325,344	$586,596
Accrued expenses and other current liabilities	580,969	906,994
Accrued compensation	452,412	444,843
TOTAL CURRENT LIABILITIES	1,358,725	1,938,433

Obligations under capital leases	4,660	12,999
Deferred rent	59,529	-
Deferred grant income	119,896	132,312
Deferred income taxes	152,227	152,227
TOTAL LIABILITIES	1,695,037	2,235,971

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	296,490	293,675
Additional paid-in-capital	67,781,839	67,313,616
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(46,845,449)	(44,544,073)
Treasury stock, at cost	(6,382,632)	(6,349,569)
TOTAL STOCKHOLDERS’ EQUITY	14,268,729	16,132,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,963,766	$18,368,101

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010

Product sales	$4,257,245	$7,179,147
Royalty income	30,000	-
Net revenues	4,287,245	7,179,147

Cost of sales	2,480,011	2,999,124

Gross profit	1,807,234	4,180,023

Operating expenses:
Advertising and promotion	111,818	89,311
Selling, general and administrative	1,585,270	2,128,257
Research and development	8,861	-
Restructuring costs, net	-	71,747

Total operating expenses	1,705,949	2,289,315

Operating income	101,285	1,890,708
Non-operating income (expense):
Interest, net and other (expense) income	(3,094)	5,007
Foreign currency transaction loss	(25,323)	(30,760)
	(28,417)	(25,753)

Income before income taxes	72,868	1,864,955

Income tax (benefit) expense	(8,130)	20,424

Net income	$80,998	$1,844,531

Basic earnings per common share outstanding	$0.00	$0.07

Basic weighted average common shares outstanding	27,301,422	27,211,526

Diluted earnings per common share outstanding	$0.00	$0.06

Diluted weighted average common shares outstanding	28,992,322	28,861,955

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2011	2010

Product sales	$7,897,363	$12,667,708
Royalty income	41,250	113
Net revenues	7,938,613	12,667,821

Cost of sales	4,114,462	5,284,938

Gross profit	3,824,151	7,382,883

Operating expenses:
Advertising and promotion	131,218	159,161
Selling, general and administrative	3,148,801	3,988,664
Research and development	8,861	381
Restructuring costs, net	-	1,968,100

Total operating expenses	3,288,880	6,116,306

Operating income	535,271	1,266,577
Non-operating income (expense):
Interest, net and other (expense) income	(2,376)	17,338
Foreign currency transaction loss	(56,229)	(79,449)
	(58,605)	(62,111)

Income before income taxes	476,666	1,204,466

Income tax expense	9,000	58,285

Net income	$467,666	$1,146,181

Basic earnings per common share outstanding	$0.02	$0.04

Basic weighted average common shares outstanding	27,273,184	26,751,043

Diluted earnings per common share outstanding	$0.02	$0.04

Diluted weighted average common shares outstanding	28,996,232	28,347,734

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$467,666	$1,146,181
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	233,655	213,423
Amortization of deferred gain on sale/leaseback	-	(657,605)
Amortization of deferred income from grant	(12,416)	(12,416)
Interest added to certificate of deposit	(1,709)	(1,401)
Share-based compensation	347,537	248,335
Changes in operating assets and liabilities	1,505,444	2,378,070
Net cash provided by operating activities	2,540,177	3,314,587

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(65)	5,611
Capital expenditures	(28,150)	(6,878)
Net cash used in investing activities	(28,215)	(1,267)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	157,900
Proceeds from exercise of warrants	-	725,600
Taxes paid in lieu of shares	-	(313,760)
Purchases of common stock for treasury shares	(33,063)	(135,367)
Dividends paid on common stock	(2,771,167)	(1,374,999)
Payment on capital lease obligations	(14,903)	(15,803)
Net cash used in financing activities	(2,819,133)	(956,429)

Net (decrease) increase in cash	(307,171)	2,356,891
Cash at beginning of period	2,918,776	2,810,197

CASH AT END OF PERIOD	$2,611,605	$5,167,088

Schedule of noncash financing and investing activities:
Income taxes paid	$15,617	$78,285
Reduction of accrued expense upon issuance of shares and payment of dividends	231,270	92,180
Dividends declared (unpaid dividend on restricted stock)	1,500	1,383,459

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

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

Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2010.

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public sector markets in 118 countries. The product is marketed directly to consumers in 13 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the three and six months ended March 31, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 59 days. Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.  The balance in the allowance for doubtful accounts was approximately $40,000 at March 31, 2011 and September 30, 2010.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer. The expiration of the bond is defined by the completion of the event such as, but not limited to, delivery of goods or at a period of time after product has been distributed.

Foreign Currency and Change in Functional Currency

Prior to October 1, 2009 the functional currency of the Company’s subsidiaries was the local currency, in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters.  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances and the Company's subsidiaries adopted the U.S. dollar as their functional currency. The Company recognized a foreign currency transaction loss of $25,323 and $56,229 for the three and six months ended March 31, 2011 compared to a loss of $30,760 and $79,449 for the three and six months ended March 31, 2010. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Denominator:
Weighted average common shares outstanding – basic	27,301,422	27,211,526	27,273,184	26,751,043
Net effect of dilutive securities:
Options	1,252,622	1,372,210	1,283,677	1,320,270
Warrants	59,528	62,969	60,621	61,171
Unvested restricted shares	378,750	215,250	378,750	215,250
Total net effect of dilutive securities	1,690,900	1,650,429	1,723,048	1,596,691
Weighted average common shares outstanding – diluted	28,992,322	28,861,955	28,996,232	28,347,734
Earnings per common share – basic	$0.00	$0.07	$0.02	$0.04
Earnings per common share – diluted	$0.00	$0.06	$0.02	$0.04

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three and six months ended March 31, 2011 and 2010.

NOTE 3 – Inventories

The components of inventory consist of the following:

	March 31, 2011	September 30, 2010
Raw material and work in process	$638,162	$594,108
Finished goods	934,103	1,615,222
Inventory, gross	1,572,265	2,209,330
Less: inventory reserves	(33,000)	(15,000)
Inventory, net	$1,539,265	$2,194,330

NOTE 4 – Lines of Credit

The Company has a credit agreement with Heartland Bank (the "Bank") which consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  The Company’s credit agreement with the Bank does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011.  Borrowings on both lines of credit bear interest at a rate of the base rate plus 0.5%. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at March 31, 2011 and September 30, 2010.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of March 31, 2011, 693,682 shares had been issued under the plan, 42,000 of which were in the quarter then ended. Of the total grants under the plan from its adoption to March 31, 2011, stock options covering a total of 150,000 shares have been granted, and all other grants were in the form of restricted stock or other share awards.

Stock Option Plans

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under the plan which expired on December 31, 2006.  Options issued under that plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest evenly over 36 months. The Company did not grant any options during either the three or six months ended March 31, 2011 or 2010.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three and six months ended March 31, 2011 was approximately $23,000 and $45,000, respectively, and $23,000 and $47,000 for the three and six months ended March 31, 2010, respectively.

No stock options were exercised during the three and six months ended March 31, 2011.  During the three and six months ended March 31, 2010, a number of stock option holders exercised 285,000 and 295,000 stock options, respectively, using the cashless exercise option available under the plan which entitled them to 157,900 and 165,258 shares of common stock, respectively.  During the six months ended March 31, 2010, proceeds of $157,900 were received from the exercise of 110,000 stock options.  Of the 405,000 stock options exercised in the six months ended March 31, 2010, 395,000 were exercised by independent board members and senior management.  The intrinsic value of the options exercised was $1,637,000 and $1,676,000 for the three and six months ended March 31, 2010, respectively. There was no realized tax benefit from options exercised for the three months ended March 31, 2010 based on the “with and without” approach.

The following table summarizes the stock options outstanding and exercisable at March 31, 2011:

	Number Outstanding At 3/31/2011	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 3/31/2011	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,834,000	2.87	$1.61	$6,198,000	1,775,667	2.70	$1.53	$6,136,000

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $4.99 as of the last business day of the period ended March 31, 2011.  As of March 31, 2011, the Company had unrecognized compensation expense of approximately $105,000 related to unvested stock options.  These expenses will be recognized over approximately 1.17 years. The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended March 31, 2011 and 2010 was not recognized, based on the Company’s election of the “with and without” approach.

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

The Company granted a total of 288,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three and six months ended March 31, 2011. The fair value of the awards granted was approximately $1,657,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock between September 2011 and December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. The Company granted a total of 35,250 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three and six months ended March 31, 2010. The fair value of the awards granted was approximately $166,000.  All such shares of restricted stock vested or were issued in September 2010.  2,500 shares of  restricted stock were forfeited during the three and six months ended March 31, 2011, no shares of restricted stock were forfeited during the three and six months ended March 31, 2010.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $188,000 and $303,000 for the three and six months ended March 31, 2011, respectively, $99,000 of which is included in accrued expenses at March 31, 2011 since the related shares have not been issued. Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and six months ended March 31, 2010 was approximately $99,000 and $201,000, of which $115,000 is included in accrued expenses at March 31, 2010.  This expense is included in selling, general and administrative expenses for those respective periods. As of March 31, 2011, there was approximately $1,482,000, representing approximately 266,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.  This unrecognized cost will be recognized over the weighted average period of the next 2.17 years.

Common Stock Purchase Warrants

At March 31, 2011, 80,000 warrants issued in connection with investor relations were outstanding and exercisable.  The warrants have an exercise price of $1.30 per share, remaining life of 5.29 years and aggregate intrinsic value of approximately $295,200.  The aggregate intrinsic value is before taxes, based on the Company’s closing stock price of $4.99 on the last day of business for the period ended March 31, 2011.

No warrants were issued in the six months ended March 31, 2011 or 2010.

There were no warrant exercises in the six months ended March 31, 2011.  There is no unrecognized compensation cost related to warrants as of March 31, 2011.

During the three and six months ended March 31, 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreement which entitled the warrant holder to 23,085 shares of common stock.  During the three and six months ended March 31, 2010, warrant holders exercised 626,500 warrants which provided proceeds of $725,600.

NOTE 6 – Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011. From the program’s onset through March 31, 2011, the total number of shares repurchased by the Company is 1,914,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the six months ended March 31, 2011 and 2010 were 5,750 and 65,274 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2011
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – December 31, 2010	1,914,829	$3.32	1,914,829	1,085,171
January 1, 2011 – January 31, 2011	-	-	1,914,829	1,085,171
February 1, 2011 – February 28, 2011	-	-	1,914,829	1,085,171
March 1, 2011 – March 31, 2011	-	-	1,914,829	1,085,171
Quarterly Subtotal	-	-	-
Total	1,914,829	$3.32	1,914,829	1,085,171

NOTE 7 – Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Six Months Ended					Long-Lived Assets As of
	March 31,					March 31,	September 30,
	2011		2010			2011	2010
United States	$1,153	(1)	$	*		$169	$274
South Africa	1,126	(1)		2,367	(1)	-	-
Zimbabwe	966	(1)		1,105		-	-
Mozambique	570			855		-	-
Cameroon	564			*		-	-
Nigeria	545			682		-	-
Brazil	511			*		-	-
Malawi	*			1,650	(1)	-	-
United Kingdom	*			*		210	224
Malaysia	*			*		1,835	1,969
India	*			*		99	110
Other	2,504			6,009		-	-
	$7,939			$12,668		$2,313	$2,577
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

As of March 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $34,512,000 and $27,817,000, respectively, for income tax purposes expiring in years 2011 to 2029.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $69,089,000 as of March 31, 2011, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  The Company’s Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has net operating loss carryforwards of approximately $125,000 as of March 31, 2011, which can be carried forward indefinitely to be used to offset future Malaysian taxable income.  With the increasing demand for and profitability of the FC2 female condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.  The losses incurred in Malaysia are related to the recent start-up and are expected to be utilized over the next several years.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three and six months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Income tax expense at statutory rates	$25,000	$634,000	$162,000	$410,000
State income tax, net of federal benefits	5,000	98,000	30,000	64,000
Effect of AMT expense	-	13,000	-	43,000
Non-deductible expenses	1,000	1,000	1,000	2,000
Effect of foreign income tax	(57,100)	7,424	(146,000)	15,285
Utilization of NOL carryforwards	(123,924)	(688,428)	(297,304)	(706,000)
Increase (decrease) in valuation allowance	141,894	(44,572)	259,304	230,000
Income tax (benefit) expense	$(8,130)	$20,424	$9,000	$58,285

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

The Company evaluated, measured and recognized the restructuring costs under the guidance of ASC Topic 420, Exit or Disposal Cost Obligations, and recognized such costs in the period incurred.  The costs associated with this restructuring fall under the scope of associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17.  The FC1/FC2 transition was completed in fiscal year 2010, so there are no restructuring costs in fiscal year 2011. The Company recorded a charge of $71,747 and $1,968,100 for the quarter and six months ended March 31, 2010, respectively, related to this restructuring. The components of the restructuring costs recognized for the three and six months ended March 31, 2010 were as follows:

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

Note 11 – Dividends

During fiscal 2010, the Company commenced paying quarterly cash dividends.  The Company's Board of Directors has declared and paid five consecutive quarterly cash dividends of $0.05 per share since January 2010.  The Company funded cash dividends of $2.8 million during the six months ended March 31, 2011 and $1.4 million during the six months ended March 31, 2010.

On April 11, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company will pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on May 10, 2011 to stockholders of record as of May 3, 2011.

Note 12 – Lease Extension

The Company’s corporate headquarters is located in approximately 5,100 square feet of office space located in Chicago, Illinois.  On March 10, 2011, the Company signed a lease amendment, effective November 1, 2010, which extended the lease term for this office space for a five year period commencing on November 1, 2011 and ending on October 31, 2016.  The lease amendment grants the Company a five month lease abatement beginning November 1, 2010, reduces base rent and provides a tenant improvement allowance.  The lease requires escalating monthly payments ranging from $6,797 to $7,859, plus real estate taxes, utilities and maintenance expenses from April 1, 2011 to October 31, 2016.  The lease stipulates that after five years, the Company shall have a one-time right to extend the term of the lease for an additional three years by giving the landlord no less than twelve months prior notice in writing.

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

Certain studies have shown that the design and method of use of FC2 is similar to FC1 and that FC2 performs in a comparable manner to FC1 in terms of safety, failure rates and acceptability.  FC2 is currently available in approximately 118 countries.  It is sold directly to consumers in 13 countries.

FC2, approved by FDA as a Class III medical device on March 10, 2009, became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India and Brazil.  Based on a rigorous scientific review, in 2006 the World Health Organization (WHO) agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies.  From introduction through March 31, 2011, approximately 92 million FC2 female condoms have been distributed in 118 countries. The FDA approval permitted the Company to transition its sales from FC1 to FC2.  The last shipments of FC1 were made in October 2009.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and the FC2 female condom. The FC2 female condom is currently the only FDA approved and marketed product controlled by women that prevents STI's, including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 female condom does not compete with the male condom, but is an alternative to either unprotected sex or male condom usage.

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

FC2 received FDA approval as a Class III medical device on March 10, 2009, and has been  available in the United States since August 2009.  In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India and Brazil.  In 2006, based on a rigorous scientific review, WHO agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies.

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

Global Market Potential

The first clinical evidence of AIDS was noted more than twenty-five years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women aged 15 to 44 years. More than 50% of all new adult cases of HIV/AIDS are now women. According to a May 2010 article in Clinical Infectious Diseases, heterosexual transmission accounts for more than 80% of all new HIV infections in women.

For the sexually active, male condoms and the FC2 female condom are the only barrier method approved for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   A number of microbicides have failed.  The most promising HIV/AIDS vaccine under development has also failed.  Two recently published studies hold promising leads for the future approaches in the prevention of HIV/AIDS.  An early- stage study of a vaginal dose of the drug Tenofovir showed encouraging results though the effectiveness rates were low. In April, 2011, researchers halted another study in which women were given a  low oral dose of the same drug daily to prevent becoming infected with the AIDS virus when results showed that women taking the oral dosage were just as likely to contract HIV as women taking a placebo.  To date, it is clear that condoms, (male and female), continue to play a key role in the prevention of sexually transmitted infections including HIV/AIDS.  The Company’s FC2 female condom is the only product that, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS) and unintended pregnancy.

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

The FC Female Condom and the Male Condom

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and the FC2 female condom.  The FC2 female condom is currently the only FDA approved, marketed product controlled by women that prevents sexually transmitted infections including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 female condom does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

FC2’s primary raw material (a nitrile polymer) offers a number of benefits over natural rubber latex, the raw material that is most commonly used in male condoms. FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use.  Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 does not require immediate withdrawal and is not tight or constricting.  The FC2 female condom can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only.  FC2 is also an alternative for latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to nitrile polymer.

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

Strategy

The Company’s strategy is to fully develop the global market for the FC2 female condoms. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), United Nations Joint Programme on HIV/AIDS (UNAIDS), the U.S. Agency for International Development (USAID), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To assist with its customers’ prevention programs and provide technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase volume, reduce cost,  and significantly increase gross margin, the Company developed its second generation product, FC2.  Because FC2 is a nitrile polymer product and less costly to produce, it was introduced at a price approximately 30% lower than the price at which FC1 had been selling.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.  Since the final shipment of FC1 in October 2009, all of the Company’s unit sales have been FC2.

With the product’s primary market currently being the public health sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public health sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 13 countries, including the United States, Brazil, Spain, France and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells the FC2 female condom to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, governments and ministries of health which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. In New York City, FC2 is currently available in 498 locations, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Other U.S. cities where city-specific launch programs are being conducted to encourage the use of  FC2 include Washington D.C., Chicago, San Francisco, and Houston.  Prevention programs including FC2 are being planned for additional U.S. cities.

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  Production capacity is approximately 75-80 million units annually.

The Company’s India-based FC2 end-stage production capacity is located in the Cochin Special Export Zone at a facility owned by its exclusive distributor in India, HLL. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.

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

Other parties have developed and marketed female condoms.  To date, none of these other female condoms have received FDA approval or have been listed as essential products for procurement by WHO.  It is possible that another female condom may receive FDA approval or WHO clearance or may otherwise compete with the Company's FC2 female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

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

During 2003, the Company began development of its second generation female condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, WHO cleared FC2 for purchase by U.N. agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  FC2 received FDA approval as a Class III medical device on March 10, 2009 and became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction in 2007 through March 31, 2011, approximately 92 million FC2 female condoms have been distributed in 118 countries.  Since the last shipment of FC1 was sold in October 2009 all units sold have been FC2.

Revenues

Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Consolidated Statements of Income for the three and six months ended March 31, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

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

Expenses

The Company manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make FC2, principally a nitrile polymer.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the FC2 female condom are essentially available from either multiple sources or multiple locations within a source.

On August 5, 2009, the Company announced to its U.K. employees that the Company was evaluating the future of its U.K. facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the U.K. facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered. As the Company was unable to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009.  During the six months ended March 31, 2010, the Company incurred a one-time charge of $1.9 million for restructuring costs related to exiting the lease of its former U.K. manufacturing facility.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

The Company had net revenues of $4,287,245 and net income of $80,998, or $0.00 per diluted share, for the three months ended March 31, 2011 compared to net revenues of $7,179,147 and net income of $1,844,531, or $ 0.06 per diluted share, for the three months ended March 31, 2010.  This reduction in net revenues is due to the timing of receipt and shipment of large orders. The Company’s customer base consists primarily of public health sector purchasers, such as large global organizations, ministries of health, state and local governments and non-governmental agencies. A limited number of customers purchase significant quantities (in excess of 1 million units) and account for a substantial portion of total revenue. The lower results for the second quarter were due to the continued, concurrent delay in two multi-million unit orders in process with public health sector purchasers. The Company has previously disclosed the possibility of such delays in both its SEC filings and earnings releases. Historically, such orders have not been lost, but merely delayed.  The delays may result from a variety of causes, such as bureaucracy, politics and/or changes in personnel/leadership.  The Company cannot predict exactly when pending orders will be received or which quarters they will impact. The Company does not believe such delays reflect a fundamental change in the Company’s business or demand for FC2.  One of the multi-million unit orders was expected to come from the Brazil Ministry of Health (MOH).  Recently, the Brazil MOH announced that the Company’s exclusive local distributor was declared successful in a public tender that allows the Brazil MOH to purchase up to 20 million units of FC2 female condoms.  The contract is valid through March 29, 2012.  The actual quantity procured will be determined at the Brazil MOH’s sole discretion. The other large order is expected from the Republic of South Africa (RSA).  The Company’s exclusive local distributor bid on a tender (request for bid) for 11 million female condoms, which was published by RSA in February 2011.

Net revenues decreased $2,891,902, or 40%, on a 32% decrease in unit volume for the three months ended March 31, 2011, compared with the same period last year, reflecting the delays in two large orders.

Gross profit decreased $2,372,789, or 57%, to $1,807,234 for the three months ended March 31, 2011 from $4,180,023 for the three months ended March 31, 2010.  Gross profit for the three months ended March 31, 2011 was 42% of net revenues versus 58% for the same period last year.  Gross profit was negatively impacted by the reduced rate of absorption of manufacturing overhead resulting from lower unit volume in the second quarter of fiscal 2011.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales decreased $519,113, or 17%, to $2,480,011 on a 32% decrease in unit volume in the three months ended March 31, 2011 from $2,999,124 for the same period last year.  The cost of sales was negatively impacted by absorption variances realized from reduced production levels as well as a one-time production expense of $80,000.

Advertising and promotion expenditures were $111,818 for the three months ended March 31, 2011 versus $89,311 for the same period last year.  Both periods’ expenditures relate to the new U.S. training program in which health care providers are equipped to educate their clients in the usage of the FC2 female condom.

Selling, general and administrative expenses decreased $542,987, or 26%, to $1,585,270 for the three months ended March 31, 2011 from $2,128,257 for the three months ended March 31, 2010.  The decrease is primarily due to lower compensation-related expenses, reduced selling and marketing expenses and reduced legal and consulting fees.

Research and development costs were $8,861 versus zero spending in the same period last year.

Operating expenses for the quarter ended March 31, 2011 were $1,705,949, a decrease of $583,366, or 25%, from $2,289,315 in the same quarter in fiscal year 2010 which included the one-time restructuring costs of $71,747.

Operating income for the three months ended March 31, 2011, was $101,285 versus operating income of $1,890,708 in the same period last year, a decrease of $1,789,423 or 95%.  The decrease is due to the lower unit sales in fiscal 2011.

Interest, net and other expense for the three months ended March 31, 2011 was $3,094, a decrease of $8,101 from the same period in fiscal year 2010, when net interest income was $5,007.  The impact of foreign currency transactions for the second quarter of fiscal 2011 was a loss of $25,323 compared to a loss of $30,760 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $7.6 million and $7.8 million at March 31, 2011 and 2010, respectively.

The Company's net income decreased $1,763,533 to $80,998 in the three months ended March 31, 2011 from a net income of $ 1,844,531 in the same period of the prior year, as a result of the factors discussed above.

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

SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO SIX MONTHS ENDED MARCH 31, 2010

The Company had net revenues of $7,938,613 and net income of $467,666, or $0.02 per diluted share, for the six months ended March 31, 2011 compared to net revenues of $12,667,821 and net income of $1,146,181, or $0.04 per diluted share, for the six months ended March 31, 2010.

Gross profit decreased $3,558,732, or 48%, to $3,824,151 for the six months ended March 31, 2011 from $7,382,883 for the six months ended March 31, 2010.  Gross profit, as a percentage of net revenues, was 48% for the six months ended March 31, 2011, versus 58% for the six months ended March 31, 2010.  Gross profit was negatively impacted by lower unit sales, absorption variances realized from reduced production levels as well as a one-time production expense of $80,000 in the second quarter of fiscal 2011.

Net revenues decreased $4,729,208, or 37%, for the six months ended March 31, 2011 compared with the same period last year when the sales mix included both FC1 and FC2. Total unit volume decreased 34% over the same period last year.

Cost of sales decreased $1,170,476, or 22%, to $4,114,462 on a 34% decrease in unit volume for the six months ended March 31, 2011 from $5,284,938 for the same period last year.  The decrease in cost of sales reflects the lower unit sales in the period as compared to the same period in fiscal 2010.

Advertising and promotion expenditures decreased $27,943, to $131,218 for the six months ended March 31, 2011 from $159,161 for the same period in the prior year.  The expenditures are related to both the initiation of a U.S. training program designed to equip health care providers to educate their clients regarding FC2 female condom usage and a public relations campaign regarding the FC2 public sector launches in various U.S. cities.

Selling, general and administrative expenses decreased $839,863, or 21%, to $3,148,801 for the six months ended March 31, 2011 from $3,988,664 for the six months ended March 31, 2010.  The decrease results from a decline in compensation-related expenses, lower sales and marketing costs, and reduced legal and consulting fees.

Research and development cost increased $8,480, to $8,861 for the six months ended March 31, 2011 from $381 for the same period in the prior year

Operating expenses for the first six months of fiscal 2011 decreased 46% to $3,288,880 compared to $6,116,306 for the first six months of fiscal 2010, which included $1,968,100 in one-time restructuring costs.

The Company's operating income decreased $731,306, to $535,271 in the six months ended March 31, 2011 from $1,266,577 in the same period of the prior year.  The reduction in operating income reflects the reduced profitability due to lower units sales somewhat offset by significantly reduced operating expenses.

Interest, net and other income for the six months ended March 31, 2011 was $2,376, a decrease of $19,714 from the same period in fiscal year 2010, when interest, net and other income was $17,338.  The impact of foreign currency transactions for the six months ended March 31, 2011 was a loss of $56,229 compared to a loss of $79,449 for the same period last year. Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.

The Company's net income decreased $678,515 to $467,666 in the six months ended March 31, 2011 from $1,146,181 in the same period of the prior year, as a result of the factors discussed above.

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

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 118 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 female condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company’s operations generated positive cash flow of $2.5 million in the six months ended March 31, 2011 compared with $3.3 million in the six months ended March 31, 2010. During the six months ended March 31, 2011, the Company funded cash dividends of $2.8 million.

Accounts receivable decreased from $4.5 million at September 30, 2010 to $3.2 million at March 31, 2011. The reduction is the result of  the timing of large orders.  In the six months ended March 31, 2011, shipments were weighted more evenly throughout the period compared to the last quarter of fiscal 2010, when certain large orders shipped near quarter end.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 59 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

During fiscal 2010, the Company commenced paying quarterly cash dividends.  The Company’s Board of Directors has declared and paid five consecutive quarterly cash dividends of $0.05 per share since January 2010.  The Company funded cash dividends of $2.8 million during the six months ended March 31, 2011 and $1.4 million during the six months ended March 31, 2010.  On April 11, 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company will pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on May 10, 2011 to stockholders of record as of May 3, 2011.  Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  The Company expects to pay approximately $1.4 million pursuant to the dividend in May, which will be paid from its cash on hand.

At March 31, 2011, the Company had working capital of $8.3 million and stockholders’ equity of $14.2 million compared to working capital of $8.4 million and stockholders’ equity of $12.0 million as of March 31, 2010.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

The Company has a line of credit with Heartland Bank (the "Bank") which consists of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of supporting letters of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  Significant restrictive covenants include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payments of dividends or the repurchase of shares.  The Company’s credit agreement with the Bank does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or shares repurchase the Company has at least $1,000,000 of available cash and a ratio of total liabilities to total stockholders’ equity of at least 1:1.  The two revolving notes with the Bank will expire July 1, 2011. Borrowings on both lines of credit bear interest at a rate of the base rate plus 0.5%. These notes are collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at March 31, 2011.

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

THE FEMALE HEALTH COMPANY

DATE: May 6, 2011

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: May 6, 2011

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer