Form 10-Q
period 2011-06-30
FEMALE HEALTH CO
filed 2011-08-05
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of  August  5, 2011, the registrant had 27,734,174 shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2011	September 30, 2010
Current Assets:
Cash	$3,284,070	$2,918,776
Restricted cash	4,639	4,578
Certificate of deposit	63,062	-
Accounts receivable, net	1,338,735	4,460,517
Income tax receivable	28,561	28,179
Inventories, net	2,127,551	2,194,330
Prepaid expenses and other current assets	369,412	284,948
Deferred income taxes	1,900,000	1,900,000
TOTAL CURRENT ASSETS	9,116,030	11,791,328

Other Assets	120,344	178,713

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	3,755,657	3,720,637
Less accumulated depreciation and amortization	(1,672,125)	(1,322,577)
Property, plant and equipment, net	2,083,532	2,398,060

Deferred income taxes	4,000,000	4,000,000

TOTAL ASSETS	$15,319,906	$18,368,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$573,061	$586,596
Accrued expenses and other current liabilities	629,056	906,994
Accrued compensation	300,663	444,843
TOTAL CURRENT LIABILITIES	1,502,780	1,938,433

Obligations under capital leases	-	12,999
Deferred rent	90,206	-
Deferred grant income	113,689	132,312
Deferred income taxes	152,227	152,227
TOTAL LIABILITIES	1,858,902	2,235,971

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	296,490	293,675
Additional paid-in-capital	67,948,856	67,313,616
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(47,820,191)	(44,544,073)
Treasury stock, at cost	(6,382,632)	(6,349,569)
TOTAL STOCKHOLDERS’ EQUITY	13,461,004	16,132,130
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,319,906	$18,368,101

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2011	2010

Product sales	$3,515,303	$1,742,961
Royalty income	2,136	11,250
Net revenues	3,517,439	1,754,211

Cost of sales	1,703,754	814,764

Gross profit	1,813,685	939,447

Operating expenses:
Advertising and promotion	114,226	38,029
Selling, general and administrative	1,246,890	922,024
Research and development	2,068	-
Restructuring costs, net	-	(41,656)

Total operating expenses	1,363,184	918,397

Operating income	450,501	21,050

Non-operating income (expense):
Interest, net and other (expense) income	(546)	10,566
Foreign currency transaction (loss) gain	(18,022)	17,190
Total non-operating (expense) income	(18,568)	27,756

Income before income taxes	431,933	48,806

Income tax expense (benefit)	15,266	(26,353)

Net income	$416,667	$75,159

Basic earnings per common share outstanding	$0.02	$0.00

Basic weighted average common shares outstanding	27,301,422	27,216,798

Diluted earnings per common share outstanding	$0.01	$0.00

Diluted weighted average common shares outstanding	28,971,510	28,819,516

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,
	2011	2010

Product sales	$11,412,666	$14,410,669
Royalty income	43,386	11,363
Net revenues	11,456,052	14,422,032

Cost of sales	5,818,216	6,099,701

Gross profit	5,637,836	8,322,331

Operating expenses:
Advertising and promotion	245,444	197,190
Selling, general and administrative	4,395,691	4,910,689
Research and development	10,929	381
Restructuring costs, net	-	1,926,444

Total operating expenses	4,652,064	7,034,704

Operating income	985,772	1,287,627

Non-operating income (expense):
Interest, net and other (expense) income	(2,922)	27,904
Foreign currency transaction loss	(74,251)	(62,259)
Total non-operating expense	(77,173)	(34,355)

Income before income taxes	908,599	1,253,272

Income tax expense	24,266	31,931

Net income	$884,333	$1,221,341

Basic earnings per common share outstanding	$0.03	$0.05

Basic weighted average common shares outstanding	27,282,597	26,906,295

Diluted earnings per common share outstanding	$0.03	$0.04

Diluted weighted average common shares outstanding	28,987,263	28,491,308

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$884,333	$1,221,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349,548	319,482
Amortization of deferred gain on sale/leaseback	-	(657,605)
Amortization of deferred income from grant	(18,623)	(18,623)
Interest added to certificate of deposit	(2,409)	(2,091)
Share-based compensation	570,743	371,524
Changes in operating assets and liabilities	2,827,103	2,163,261
Net cash provided by operating activities	4,610,695	3,397,289

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(61)	5,618
Capital expenditures	(35,020)	(25,575)
Net cash used in investing activities	(35,081)	(19,957)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	157,900
Proceeds from exercise of warrants	-	725,600
Taxes paid in lieu of shares	-	(313,760)
Purchases of common stock for treasury shares	(33,063)	(170,447)
Dividends paid on common stock	(4,158,239)	(2,749,258)
Payments on capital lease obligations	(19,018)	(22,308)
Net cash used in financing activities	(4,210,320)	(2,372,273)

Net increase in cash	365,294	1,005,059
Cash at beginning of period	2,918,776	2,810,197

CASH AT END OF PERIOD	$3,284,070	$3,815,256

Schedule of noncash financing and investing activities:
Income taxes paid	$23,952	$103,931
Reduction of accrued expense upon issuance of shares	221,970	92,180
Dividends declared (unpaid dividend on restricted stock)	16,000	9,200

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Operating results for the three and nine months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2010.

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public sector markets in 120 countries. The product is marketed directly to consumers in 13 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the three and nine months ended June 30, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 54 days. Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.  The balance in the allowance for doubtful accounts was approximately $45,000 at June 30, 2011 and $40,000 at September 30, 2010.

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

Foreign Currency and Change in Functional Currency

Prior to October 1, 2009 the functional currency of the Company’s subsidiaries was the local currency, in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters.  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances and the Company's subsidiaries adopted the U.S. dollar as their functional currency. The Company recognized a foreign currency transaction loss of $18,022 and $74,251 for the three and nine months ended June 30, 2011, respectively, compared to a gain of $17,190 and a loss of $62,259 for the three and nine months ended June 30, 2010, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Denominator:
Weighted average common shares outstanding – basic	27,301,422	27,216,798	27,282,597	26,906,295
Net effect of dilutive securities:
Options	1,234,933	1,325,378	1,268,335	1,308,276
Warrants	58,905	62,090	60,081	61,487
Unvested restricted shares	376,250	215,250	376,250	215,250
Total net effect of dilutive securities	1,670,088	1,602,718	1,704,666	1,585,013
Weighted average common shares outstanding – diluted	28,971,510	28,819,516	28,987,263	28,491,308
Earnings per common share – basic	$0.02	$0.00	$0.03	$0.05
Earnings per common share – diluted	$0.01	$0.00	$0.03	$0.04

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three and nine months ended June 30, 2011 and 2010.

NOTE 3 - Inventories

The components of inventory consist of the following:

	June 30, 2011	September 30, 2010
Raw material and work in process	$725,309	$594,108
Finished goods	1,428,242	1,615,222
Inventory, gross	2,153,551	2,209,330
Less: inventory reserves	(26,000)	(15,000)
Inventory, net	$2,127,551	$2,194,330

NOTE 4 – Line of Credit

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”) to extend the term of the Company’s revolving line of credit to August 1, 2012 and revise the structure of the revolving line of credit. The previous structure consisted of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of a supporting letter of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  The new structure consists of a single revolving note for up to $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has  a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The  revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the previous revolving notes at June 30, 2011, and September 30, 2010.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under this plan. As of June 30, 2011, 693,682 shares had been issued under this plan and no shares were issued in the quarter then ended. Of the total grants under this plan from its adoption to June 30, 2011, stock options covering a total of 150,000 shares have been granted, and all other grants were in the form of restricted stock or other share awards.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during either the three or nine months ended June 30, 2011 or 2010.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three and nine months ended June 30, 2011, was approximately $23,000 and $68,000, respectively, and $23,000 and $70,000 for the three and nine months ended June 30, 2010, respectively.

No stock options were exercised during the three and nine months ended June 30, 2011.  During the three and nine months ended June 30, 2010, stock option holders exercised 30,000 and 325,000 stock options, respectively, using the cashless exercise option available under the plan which entitled them to 20,962 and 186,220 shares of common stock, respectively.  During the nine months ended June 30, 2010, proceeds of $157,900 were received from the exercise of 110,000 stock options.  Of the 435,000 stock options exercised in the nine months ended June 30, 2010, 425,000 were exercised by independent board members and senior management.  The intrinsic value of the options exercised was $116,000 and $1,792,000 for the three and nine months ended June 30, 2010, respectively. There was no realized tax benefit from options exercised for the three months ended June 30, 2010, based on the “with and without” approach.

The following table summarizes the stock options outstanding and exercisable at June 30, 2011:

	Number Outstanding At 6/30/2011	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 6/30/2011	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,834,000	2.62	$1.61	$6,217,000	1,788,167	2.49	$1.55	$6,167,000

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $5.00 per share as of the last business day of the period ended June 30, 2011.  As of June 30, 2011, the Company had unrecognized compensation expense of approximately $83,000 related to unvested stock options.  These expenses will be recognized over approximately 11 months. The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended June 30, 2011 and 2010, was not recognized, based on the Company’s election of the “with and without” approach.

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

No shares of restricted stock were granted during the three months ended June 30, 2011 or June 30, 2010.  The Company granted a total of 288,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2011. The fair value of the awards granted was approximately $1,657,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock between September 2011 and December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. The Company granted a total of 35,250 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2010. The fair value of the awards granted was approximately $166,000.  All such shares of restricted stock vested or were issued in September 2010.  2,500 shares of restricted stock were forfeited during the nine months ended June 30, 2011, and no shares of restricted stock were forfeited during the three months ended June 30, 2011 or the nine months ended June 30, 2010.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $200,000 and $503,000 for the three and nine  months ended June 30, 2011, respectively, $155,000 of which is included in accrued expenses at June 30, 2011, since the related shares have not been issued. Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and nine months ended  June 30, 2010 was approximately $100,000 and $301,000, respectively, of which $172,000 is included in accrued expenses at June 30, 2010.  This expense is included in selling, general and administrative expenses for those respective periods. As of June 30, 2011, there was approximately $1,282,000, representing approximately 228,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.  This unrecognized cost will be recognized over the weighted average period of the next 2.0 years.

Common Stock Purchase Warrants

At June 30, 2011, 80,000 warrants issued in connection with investor relations were outstanding and exercisable.  The warrants have an exercise price of $1.30 per share, remaining life of 5.04 years and aggregate intrinsic value of approximately $296,000.  The aggregate intrinsic value is before taxes, based on the Company’s closing stock price of $5.00 per share on the last day of business for the period ended June 30, 2011.

No warrants were issued in the nine months ended June 30, 2011 or 2010.

There were no warrant exercises in the nine months ended June 30, 2011.  There is no unrecognized compensation cost related to warrants as of June 30, 2011.

During the nine months ended June 30, 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreement which entitled the warrant holder to 23,085 shares of common stock.  During the nine months ended June 30, 2010, warrant holders exercised 626,500 warrants which provided proceeds of $725,600.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011. From the program’s onset through June 30, 2011, the total number of shares repurchased by the Company is 1,914,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the nine months ended June 30, 2011 and 2010 were 5,750 and 30,806 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2011
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – March 31, 2011	1,914,829	$3.32	1,914,829	1,085,171
April 1, 2011 – April 30, 2011	-	-	1,914,829	1,085,171
May 1, 2011 – May 31, 2011	-	-	1,914,829	1,085,171
June 1, 2011 – June 30, 2011	-	-	1,914,829	1,085,171
Quarterly Subtotal	-	-	-	-
Total	1,914,829	$3.32	1,914,829	1,085,171

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Nine Months Ended				Long-Lived Assets As of
	June 30,				June 30,	September 30,
	2011		2010		2011	2010
United States	$1,631	(1)	1,017		$151	$274
South Africa	1,126		2,543	(1)	-	-
Singapore	*		*		-	-
Zimbabwe	966		1,105		-	-
Brazil	703		*		-	-
France	672		*		-	-
Mozambique	591		870		-	-
Nigeria	*		810		-	-
Malawi (PFSCM)	*		1,941	(1)	-	-
D. R. of Congo	*		*		-	-
India	*		*		94	110
United Kingdom	*		*		202	224
Malaysia	*		*		1,757	1,969
Other	5,767		6,136		-	-
	$11,456		$14,422		$2,204	$2,577

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.   These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business.   It should be noted that through 2005, the Company realized significant losses on a consolidated basis.  The Company has a history of taxable income for three consecutive years in the U.S. and two of the past three years in the U.K., which was used to determine the amount of time the Company can reasonably expect to generate taxable income in the future.  In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent three years for each tax jurisdiction.

As of June 30, 2011, the Company had federal and state net operating loss carryforwards of approximately $34,512,000 and $27,817,000, respectively, for income tax purposes expiring in years 2011 to 2029.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $69,089,000 as of June 30, 2011, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  The Company’s Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has net operating loss carryforwards of approximately $125,000 as of June 30, 2011, which can be carried forward indefinitely to be used to offset future Malaysian taxable income.  With the increasing demand for and profitability of the FC2 female condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.  The losses incurred in Malaysia are related to the recent start-up and are expected to be utilized over the next several years.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three and nine months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Income tax expense at statutory rates	$147,000	$16,000	$309,000	$426,000
State income tax, net of federal benefits	27,000	2,000	57,000	66,000
Effect of AMT expense	-	(34,140)	-	8,860
Non-deductible expenses	1,000	1,000	2,000	3,000
Effect of foreign income tax	(33,000)	7,787	(179,000)	23,071
Utilization of NOL carryforwards	(67,420)	(22,000)	(364,725)	(728,000)
Increase (decrease) in valuation allowance	(59,314)	3,000	199,991	233,000
Income tax expense (benefit)	$15,266	$(26,353)	$24,266	$31,931

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

The Company evaluated, measured and recognized the restructuring costs under the guidance of ASC Topic 420, Exit or Disposal Cost Obligations, and recognized such costs in the period incurred.  The costs associated with this restructuring fall under the scope of associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17.  The FC1/FC2 transition was completed in fiscal year 2010, so there are no restructuring costs in fiscal year 2011.  The components of the restructuring costs recognized for the three and nine months ended June 30, 2010 were as follows:

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

Note 11 – Dividends

During fiscal 2010, the Company commenced paying quarterly cash dividends. The Company’s Board of Directors has declared and paid consecutive quarterly cash dividends of $0.05 per share since January 2010. The Company paid cash dividends of $4.2 million during the nine months ended June 30, 2011 and $2.7 million during the nine months ended June 30, 2010.

On July 14, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company will pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on August 9, 2011 to stockholders of record as of August 2, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company ("FHC" or the "Company") manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control and approved by the U.S. Food and Drug Administration (FDA) that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.

FC2, the Company’s second-generation female condom, was developed to:

1.	Increase women’s access to prevention that they could initiate through a lower public health sector price
2.	Increase HIV/AIDS prevention
3.	Lower health care costs
4.	Increase gross margins

FC2 was first marketed internationally in March 2007 and has been marketed in the U.S. since August 2009. Since FC2’s introduction in March 2007 through June 30, 2011, approximately 98 million FC2 female condoms have been distributed in 120 countries. It is sold directly to consumers in 13 countries.

FC2 was approved by FDA as a Class III medical device on March 10, 2009.  In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India and Brazil.  Based on a rigorous scientific review, the World Health Organization (WHO) agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies in 2006.

In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

The FC2 Female Condom offers women dual protection against STI’s, including HIV/AIDS, and unintended pregnancy.  Because FC2’s primary usage is that of disease prevention, the public health sector is the Company’s main market.  Within the public health sector, various organizations supply critical products, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

FC2 is available in 120 countries.  A significant number of countries with the highest potential are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales in a way that helps some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

The Company’s customer base consists of large global agencies, country-specific health ministries, non-governmental organizations and commercial partners in various countries.  The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have been large global agencies, such as the United Nations Population Fund (UNFPA) and the United States Agency for International Development (USAID), through its facilitator, John Snow, Inc., and various Ministries of Health or similar governmental agencies, who either purchase directly or through in-country distributors.

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some Ministries of Health purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  In addition to quantity, tenders define the elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. Administrative issues, politics, bureaucracy, process errors and/or other pressures may delay or derail the process.  The purchasing patterns of public sector customers may be impacted by non-demand factors such as changes in leadership, organization, procurement process, bureaucracy or allocation of funding.  As our largest customers’ buying patterns are subject to significant factors other than product demand, the Company may experience significant quarter to quarter sales variations due to the timing and shipment of large orders.

In the past few years, the Company’s business model, which includes high gross margins, modest capital expenditures and low expense requirements as compared to production volumes, has permitted the Company to sustain profitable operations without debt and maintain dividend payments during periods of delayed orders. Continuing these accomplishments in future periods will be contingent on a number of factors, including the degree and period of sales volatility and on the strength of  global demand for the Company’s product.

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

FHC completed development of FC2, its second generation female condom, in September 2005.  FC2 has basically the same physical design, specifications, safety and efficacy profile as FC1.  Manufactured from a nitrile polymer, FC2 can be produced more economically than the first generation product, FC1, which was made from a more costly raw material (polyurethane).  FC2 consists of a soft, loose fitting sheath and two flexible O rings. FC2 lines the vagina, preventing skin-to-skin contact during intercourse.  The inner ring is used to insert the device and lodge it in place. The other ring remains outside the vagina after insertion.

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

FC2 received FDA approval as a Class III medical device on March 10, 2009, and has been available in the United States since August 2009.  In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India and Brazil.  Based on a rigorous scientific review, WHO agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies in 2006.

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

Global Market Potential

The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic in recorded history facing humankind. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women aged 15 to 44 years old. More than 50% of all new adult cases of HIV/AIDS are now women. According to a May 2010 article in Clinical Infectious Diseases, heterosexual transmission accounts for more than 80% of all new HIV infections in women.

For sexually active couples, male condoms and the FC2 female condom are the only barrier method approved by FDA and cleared by WHO for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   A number of microbicides have failed.  The most promising HIV/AIDS vaccine under development has also failed.  Several recently released studies and two recently published studies hold promising leads for future approaches in the prevention of HIV/AIDS.  The studies include the use of tenofir and tenofir in combination with other anti-retrovirals.  The studies show that under certain conditions and in certain populations use prior to exposure can prevent the transfer of HIV.  The range of effectiveness in preventing HIV varied in the studies and none of the regimens were completely effective.   Several of the studies included counseling and free male and female condoms.  The regimens studied while early in development are promising. UNAIDS and WHO recently recommended that individuals receiving these drugs for prevention should concurrently use male and female condoms, in addition to the test product. To date, it is clear that condoms, (male and female), continue to play a key role in the prevention of STI's, including HIV/AIDS.  The Company’s FC2 female condom is the only product that, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STI's (including HIV/AIDS) and unintended pregnancy.

To date, it is clear that condoms (male and female) continue to play a key role in the prevention of STI’s including HIV/AIDS.  The Company’s FC2 female condom is the only product that, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against sexually transmitted infections (including HIV/AIDS) and unintended pregnancy.

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

In March 2008, the CDC announced that a recent study indicated that 26% of female adolescents in the United States have at least one of the most common STI’s.  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STI’s among adolescent women in the United States.

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

The FC Female Condom and the Male Condom

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and the FC2 female condom.  The FC2 female condom is currently the only FDA approved, marketed product controlled by women that prevents STI’s including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The FC2 female condom does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

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

Strategy

The Company’s strategy is to fully develop the global market for the FC2 female condoms. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, UNFPA, USAID,  United Nations Joint Programme on HIV/AIDS (UNAIDS), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To assist with its customers’ prevention programs and provide technical product support, the Company has placed representatives in the major regions of the world: Asia, Africa, Europe, North America and Latin America. The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase volume, reduce cost, and significantly increase gross margin, the Company developed its second generation product, FC2.  Because FC2 is a nitrile polymer product and less costly to produce, it was introduced at a price approximately 30% lower than the price at which FC1 had been selling.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.  Since the final shipment of FC1 in October 2009, all of the Company’s unit sales have been FC2.

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

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, governments and ministries of health which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. In New York City, FC2 is currently available in 557 locations, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Other U.S. cities where city-specific launch programs are being conducted to encourage the use of FC2 include Washington D.C., Chicago, San Francisco, and Houston.  Prevention programs including FC2 are being planned for additional U.S. cities including Atlanta, Philadelphia, Baton Rouge and Los Angeles.

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

Competition

The Company's FC2 female condom participates in the same market as male condoms and  is viewed as additive in terms of prevention and choice. Male condoms cost less and have brand names that are more widely recognized than FC2.   In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval or clearance by WHO for purchase by UN agencies.  Some companies have attempted to market female condoms without FDA approval or WHO clearance.  It is possible that another female condom may receive FDA approval or WHO clearance or may otherwise compete with the Company's FC2 female condom. These competing products could be manufactured, marketed and sold by companies with significantly greater financial resources than those of the Company.

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

During 2003, the Company began development of its second generation female condom, FC2, which was completed in 2005.  In August, 2006, after a stringent technical review, WHO cleared FC2 for purchase by U.N. agencies.  The first substantial sales of FC2 occurred in the second quarter of fiscal 2007.  FC2 received FDA approval as a Class III medical device on March 10, 2009 and became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including the European Union, India, and Brazil.  From its introduction in 2007 through June 30, 2011, approximately 98 million FC2 female condoms have been distributed in 120 countries.  Since the last shipment of FC1 was sold in October 2009 all units sold have been FC2.

Revenues

Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Consolidated Statements of Income for the three and nine months ended June 30, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

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

The Company’s customer base consists of a limited number of buyers, many of whom purchase in large volumes.  Significant quarter to quarter variations may occur due to the timing and shipment of large orders, not from any fundamental change in the Company's business. During fiscal 2011, the Company's unit shipments, revenues and net income have been adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and the Republic of South Africa (RSA).  In May 2011, it was announced that Brazil’s Ministry of Health awarded the Company’s distributor, Semina Indústria e Comércio, a tender for up to 20 million units.  The tender is for the period ending March 31, 2012.  To date, bureaucratic issues have delayed the receipt of orders under this tender.  Earlier in 2011, the RSA issued a tender for up to 11 million units which the Company bid on through its RSA distributor.  Administrative issues have delayed the award of this tender.  The tender quantities described above reflect increasing demand for female condoms.  The tender delays reflect the volatility of operating in high potential developing world markets.

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

On August 5, 2009, the Company announced to its U.K. employees that the Company was evaluating the future of its U.K. facility following the decision of two of its largest customers to switch their purchases from the first generation product, FC1, manufactured in the U.K. facility, to the second generation product, FC2, which is manufactured in Malaysia. As is required by British labor law, the Company went through an evaluation process, working in tandem with employee representatives, in which various manufacturing alternatives were considered. As the Company was unable to identify a satisfactory alternative, the facility’s manufacturing operations ceased in October 2009.  During the nine months ended June 30, 2010, the Company incurred a one-time charge of $1.9 million for restructuring costs related to exiting the lease of its former U.K. manufacturing facility.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

The Company had net revenues of $3,517,439 and net income of $416,667, or $0.01 per diluted share, for the three months ended June 30, 2011 compared to net revenues of $1,754,211 and net income of $75,159, or $ 0.00 per diluted share, for the three months ended June 30, 2010.

Net revenues increased $1,753,228, or 101%, on a 126% increase in unit volume for the  three months ended June 30, 2011, compared with the same period last year.  Unit sales and revenues for the third quarter of fiscal 2011 were more robust than during the same period last year when revenues were unusually weak. The FC2 average sales price per unit decreased 11% compared with the same period last year due to pricing mix.

Gross profit increased $874,238, or 93%, to $1,813,685 for the three months ended June 30, 2011 from $939,447 for the three months ended June 30, 2010.  Gross profit for the three months ended June 30, 2011 was 52% of net revenues versus 54% for the same period last year, reflecting the impact of a one-time production cost that occurred during the period.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $888,990, or 109%, to $1,703,754 on a 126% increase in unit volume in the three months ended June 30, 2011 from $814,764 for the same period last year.

Advertising and promotion expenditures were $114,226 for the three months ended June 30, 2011 versus $38,029 for the same period last year.  The increase in fiscal 2011 expenditures relate to the U.S. training program in which health care providers are equipped to educate their clients in the usage of the FC2 female condom.

Selling, general and administrative expenses increased $324,866, or 35%, to $1,246,890 for the three months ended June 30, 2011 from $922,024 for the three months ended June 30, 2010.  The increase is primarily due to higher compensation-related expenses partially offset by reduced selling and marketing expenses and reduced consulting fees. The selling, general and administrative expenses in the three months ended June 30, 2010 were significantly reduced by the reversal of an incentive-related accrual.

Research and development costs were $2,068 versus zero spending in the same period last year.

Total operating expenses for the quarter ended June 30, 2011 were $1,363,184, an increase of $444,787, or 48%, from $918,397 in the same quarter in fiscal year 2010.

Operating income for the three months ended June 30, 2011, was $450,501 versus operating income of $21,050 in the same period last year, an increase of $429,451.  The increase is due to the higher gross profit generated by higher unit sales in fiscal 2011 somewhat offset by higher operating expenses.

Interest, net and other expense for the three months ended June 30, 2011 was $546, a decrease of $11,112 from the same period in fiscal year 2010, when interest, net and other income was $10,566.  The impact of foreign currency transactions for the third quarter of fiscal 2011 was a loss of $18,022 compared to a gain of $17,190 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $6.5 million and $6.9 million at June 30, 2011 and 2010, respectively.

The Company's net income increased $341,508 to $416,667 in three months ended June 30, 2011 from a net income of $ 75,159 in the same period of the prior year, as a result of the factors discussed above. Net income was 11.8% and 4.3% of net revenues for the three months ended June 30, 2011 and June 30, 2010, respectively.

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

NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO NINE MONTHS ENDED
JUNE 30, 2010

The Company had net revenues of $11,456,052 and net income of $884,333, or $0.03 per diluted share, for the nine  months ended June 30, 2011 compared to net revenues of $14,422,032 and net income of $1,221,341, or $0.04 per diluted share, for the nine months ended June 30, 2010. Fiscal 2011 revenues were adversely affected due to the continued delay in large orders from Brazil and RSA. The FC2 average sales price per unit increased 0.5% compared with the same period last year.

Gross profit decreased $2,684,495, or 32%, to $5,637,836 for the nine months ended June 30, 2011 from $8,322,331 for the nine months ended June 30, 2010.  Gross profit, as a percentage of net revenues, was 49% for the nine months ended June 30, 2011, versus 58% for the nine months ended June 30, 2010.  Gross profit was negatively impacted by lower unit sales and reduced overhead absorption rates.

Net revenues decreased $2,965,980, or 21%, for the nine months ended June 30, 2011 compared with the same period last year. Total unit volume decreased 17% over the same period last year.

Cost of sales decreased $281,485, or 5%, to $5,818,216 on a 17% decrease in unit volume for the nine months ended June 30, 2011 from $6,099,701 for the same period last year.  The decrease in cost of sales reflects the lower unit sales in the period as compared to the same period in fiscal 2010.

Advertising and promotion expenditures increased $48,254, to $245,444 for the nine months ended June 30, 2011 from $197,190 for the same period in the prior year.  The increase in expenditures is related to both the on-going U.S. training program designed to equip health care providers to educate their clients regarding FC2 female condom usage and a public relations campaign regarding the FC2 public sector launches in various U.S. cities.

Selling, general and administrative expenses decreased $514,998, or 10%, to $4,395,691 for the nine months ended June 30, 2011 from $4,910,689 for the nine months ended  June 30, 2010.  The decrease results from a decline in compensation-related expenses, lower sales and marketing costs, and reduced legal and consulting fees.

Research and development cost increased $10,548, to $10,929 for the nine  months ended June 30, 2011 from $381 for the same period in the prior year.

Operating expenses for the nine months of fiscal 2011 decreased 34% to $4,652,064 compared to $7,034,704 for the nine months of fiscal 2010, which included $1,926,444 in one-time restructuring costs.

The Company's operating income decreased $301,855, to $985,772 in the nine months ended June 30, 2011 from $1,287,627 in the same period of the prior year.  The reduction in operating income reflects the reduced profitability due to lower units sales somewhat offset by significantly reduced operating expenses.

Interest, net and other expense for the nine months ended June 30, 2011 was $2,922, a decrease of $30,826 from the same period in fiscal year 2010, when interest, net and other income was $27,904.  The impact of foreign currency transactions for the nine  months ended June 30, 2011 was a loss of $74,251 compared to a loss of $62,259 for the same period last year. Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.

The Company's net income decreased $337,008, to $884,333 in the nine months ended June 30, 2011 from $1,221,341 in the same period of the prior year, as a result of the factors discussed above.

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

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 120 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 female condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company’s operations generated positive cash flow of $4.6 million in the nine months ended June 30, 2011 compared with $3.4 million in the nine months ended June 30, 2010. During the nine months ended June 30, 2011, the Company paid cash dividends of $4.2 million.

Accounts receivable decreased from $4.5 million at September 30, 2010 to $1.3 million at June 30, 2011. The reduction is the result of the timing of large orders.  In the nine months ended June 30, 2011, shipments were weighted more evenly throughout the period compared to the last quarter of fiscal 2010, when certain large orders shipped near quarter end.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has been approximately 54 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

During fiscal 2010, the Company commenced paying quarterly cash dividends.  The Company’s Board of Directors has declared and paid six consecutive quarterly cash dividends of $0.05 per share since January, 2010. The Company paid cash dividends of $4.2 and $2.7 million during the nine  months ended June 30, 2011 and June 30, 2010, respectively. On July 14, 2011, the Company’s Board of directors declared a quarterly cash dividend of $0.05 per share. The Company will pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on August 9, 2011 to stockholders of record as of August 2, 2011. Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

At June 30, 2011, the Company had working capital of $7.6 million and stockholders’ equity of $13.5 million compared to working capital of $8.6 million and stockholders’ equity of $12.1 million as of  June 30, 2010.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. However, the Company may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”) to expend the term of the Company’s revolving line of credit to August 1, 2012 and revise the structure of the line of credit. The previous structure consisted of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of a supporting letter of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  The new structure consists of a single revolving note for up to $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The  revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the previous revolving notes at June 30, 2011, and September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Heartland Bank, consisting of a revolving note for up to $2,000,000 with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to a base rate plus 0.5%.  The Company has not had any outstanding borrowings in last five years.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  To the extent that the Company incurs future borrowings under its lines of credit, it would be subject to interest rate risk related to such borrowings.

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

Item 5. Other Information

Disclosure is included in this Form 10-Q with respect to the following item of Form 8-K for an event that occurred on August 1, 2011:

Item 1.01.  Entry into a Material Definitive Agreement – On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the "Loan Agreement") with Heartland Bank (the “Bank”) to extend the term of the Company's revolving line of credit to August 1, 2012 and revise the structure of the line of credit.  See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital” for a summary of the material terms and conditions of the Loan Agreement.  The description of the Loan Agreement in this report does not purport to be complete and is qualified in its entirety by the terms and conditions of the Loan Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number                      Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	Second Amended and Restated Loan Agreement, dated as of August 1, 2011, between the Company and Heartland Bank.

10.2	Form of Promissory Note for up to $2,000,000 from the Company to Heartland Bank.

10.3	Second Amendment to Commercial Security Agreement, dated as of August 1, 2011, between the Company and Heartland Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

THE FEMALE HEALTH COMPANY

DATE: August 5, 2011

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: August 5, 2011

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer