Form 10-K
period 2011-09-30
FEMALE HEALTH CO
filed 2011-12-02
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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
Yes [  ] No [ x ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [ x ]
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
Yes [ x ] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]       Accelerated filer [ x ]
Non-accelerated file (Do not check if a smaller reporting company) [  ]       Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2011, was approximately $100.9 million based on the per share closing price as of March 31, 2011 quoted on the NASDAQ Capital Market for the registrant’s common stock, which was $4.99.

There were 27,877,839 shares of the registrant’s common stock, $0.01 par value per share outstanding at December 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None

THE FEMALE HEALTH COMPANY

FORM 10-K

SEPTEMBER 30, 2011

FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those described under the caption "Risk Factors" in Item 1A. of this report.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

As used in this report, the terms "we," "us," "our," "The Female Health Company," "FHC" and the "Company" mean The Female Health Company and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means shares of our common stock, par value of $0.01 per share.

PART I

Item 1. Business

General

The Female Health Company manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control and approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 female condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device.

While the FC2 female condom offers women dual protection against STI’s, including HIV/AIDS, and unintended pregnancy, its primary usage is for disease prevention.  Thus, the public health sector is the Company’s main market.  Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, significant customers have included large global agencies, such as the United Nations Population Fund (UNFPA) and the United States Agency for International Development (USAID), through its facilitator, John Snow, Inc.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations.

FC2 is available in 120 countries.  A significant number of countries with the highest potential demand for FC2 are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales of FC2, which can benefit some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and may result in unpredictable delays in program development, tender applications and processing orders.

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some governmental agencies purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define other requirements for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers. As a result, the Company may experience significant quarter to quarter sales variations due to the timing and shipment of large orders.

In the past couple years, the Company’s unique business model, which includes high gross margins, modest capital expenditures and low expense requirements compared to production volumes, has permitted the Company to sustain profitability, remain debt free and maintain dividend payments during periods of delayed orders. Continuation of these accomplishments in the future will be contingent on a number of factors, including the degree and period of sales volatility and on the strength of global demand, if and as reflected in actual orders for the Company’s product.

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.  Therefore, no segment data is disclosed in the Notes to the Consolidated Financial Statements contained in this report.  Information regarding the Company's operations by geographic area is included in Note 11 in the Notes to the Consolidated Financial Statements contained in this report.

Company History

The female condom was invented by a Danish physician who obtained a U.S. patent for the FC1 product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a Danish entrepreneur and a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Wisconsin Pharmacal Company, Inc. (the Company's predecessor) owned certain rights to the female condom in the U.S., Canada and Mexico, Wisconsin Pharmacal pursued the pre-clinical and clinical studies and overall development of the product, necessary for U.S. FDA approval and worldwide distribution of the product.

The Female Health Company is the successor to Wisconsin Pharmacal Company, Inc., a company which manufactured and marketed disparate specialty chemical and branded consumer products. The Company was originally incorporated in 1971.

In fiscal 1995, the Company's Board of Directors approved a plan to complete a series of actions designed, in part, to maximize the potential of the female condom. First, the Company restructured and transferred the Wisconsin Pharmacal name and all of the assets and liabilities of the Company other than those related  to the female condom to a newly formed, wholly-owned subsidiary of the Company, WPC Holdings, Inc. ("Holdings"). In January 1996, the Company sold Holdings to an unrelated third party. Then, in February 1996, the Company acquired Chartex.  At the same time, the Company was renamed The Female Health Company. As a result of the sale of Holdings and the acquisition of Chartex, The Female Health Company evolved to its current state with its sole business consisting of the manufacture, marketing and sale of the female condoms.

The FDA approved FC1 for distribution in the U.S. in 1993 and approved the Company's U.K. FC1 manufacturing facility in 1994. In 2005, the Company introduced a second generation female condom, FC2, which had been developed to:

1.	Expand access to female-initiated prevention by offering a more affordable product
2.	Increase HIV/AIDS prevention
3.	Lower health care costs
4.	Increase gross margins

FC2 was first marketed internationally in March 2007 and has been marketed in the U.S. since August 2009. In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  The Company retains ownership of certain world-wide rights, as well as various patents, regulatory approvals and other intellectual property related to FC1.

FC2 was approved by the FDA as a Class III medical device on March 10, 2009.  In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India and Brazil.  Based on a rigorous scientific review, the World Health Organization (WHO) agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies in 2006.

Since FC2’s introduction in March 2007 through September 30, 2011, approximately 109 million FC2 female condoms have been distributed in 120 countries. It is sold directly to consumers in 14 countries.  Since the first FDA approval in 1993, the Company has sold over 261 million FC female condoms (FC1 and FC2).

 Strategy

The Company’s strategy is to fully develop the global market for the FC2 female condom. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, UNFPA, USAID,  United Nations Joint Programme on HIV/AIDS (UNAIDS), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To assist with its customers’ prevention programs and provide technical product support, the Company has placed representatives strategically around the world: Asia, Africa, Europe and North America. The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation product, FC2.  The new product is made from a less costly raw material, nitrile polymer. FC2’s production process is more efficient and less labor intensive than that of FC1, making it less costly to produce.  Its price is approximately 30% less than that of FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.  Since October 2009, all of the Company’s unit sales have been FC2.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to reduce the price to the public health sector by approximately 30% and significantly increase its gross margin.

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

Numerous clinical and behavioral studies have been conducted regarding use of the female condom. Studies show that in many cultures, the female condom is found acceptable by women and their partners. Importantly, studies also show that when the female condom is made available as an option with male condoms there is a significant increase in protected sex acts with a concurrent decrease in STI’s. The increase in protected sex acts varies by country and averages between 10% and 35%.

FC2, the Company’s second generation female condom, has basically the same physical design, specifications, safety and efficacy profile as FC1.  Manufactured from a nitrile polymer formulation that is exclusive to the Company, FC2 can be produced more economically than the first generation product, FC1, which was made from a more costly raw material (polyurethane).   FC2 consists of a soft, loose fitting sheath and two rings: an external ring of rolled nitrile and a loose internal ring, made of flexible polyurethane, FC2’s soft sheath lines the vagina, preventing skin-to-skin contact during intercourse.  Its external ring remains outside the vagina, partially covering the external genitalia. The internal ring is used for insertion and helps keep the device in place during use.

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

Global Market Potential

The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women aged 15 to 44 years old.  More than 50% of all new adult cases of HIV/AIDS are now women. According to a May 2010 article in Clinical Infectious Diseases, heterosexual sex accounts for more than 80% of all new HIV infections in women.

For sexually active couples, male condoms and the FC2 female condom are the only barrier methods approved by FDA and cleared by WHO for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   Based on the complexities of such research, a viable prevention alternative is unlikely to be available in the foreseeable future.  To date, it is clear that condoms, male and female, continue to play a key role in the prevention of STI’s, including HIV/AIDS.  The Company’s FC2 female condom is the only product that, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.

In the United States, the Centers for Disease Control and Prevention (CDC) continue to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  They comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.

The rate of new HIV infection for black women was approximately 15 times the rate for white women, while the new infection rate among Hispanic women was more than three times that of white women. In 2007, the AIDS diagnoses rate for black women in the United States was 22 times the rate for white women.  In the United States, it is estimated that one in 32 black women will be diagnosed with HIV, compared to the one in 526 incidence rate amongst white women.

In March 2008, the CDC announced that a study indicated that 26% of female adolescents in the United States have at least one of the most common sexually transmitted infections (STI’s).  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STI’s among adolescent women in the United States.

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

The Condom Market

The global male condom market (public sector and consumer) is estimated to be $3 billion annually.  The global public health sector market for male condoms is estimated to be greater than 10 billion units annually. UNAIDS estimates that the annual public health sector demand for condoms, both male and female, will reach 19 billion units within the next ten years.

Government Regulation

Female condoms as a group were classified by the FDA as Class III medical devices in 1989.  Class III medical devices are deemed by the FDA to carry potential risks with use which must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As FC2 is a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such as pre-clinical and clinical safety and efficacy studies which were gathered together in a required format and content.  The FC2  PMA was approved by the FDA as a Class III medical device in March 2009.

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

Significant Customers

While FC2 provides dual protection against sexually transmitted infections, (including HIV/AIDS), and unintended pregnancy, its most common usage is prevention of sexually-transmitted infections.  FC2 is an integral part of many HIV/AIDS prevention programs throughout the world.  These prevention programs are typically supplied by global public health sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves.  Within the global public health sector are large global agencies such as UNFPA (U.N. Population Fund), USAID (United States Agency for International Development), PSI (Population Services International) and other social marketing groups, various government health agencies and NGO’s (non-governmental agencies).  The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution.

The Company's two largest customers currently are John Snow, Inc., facilitator of USAID I DELIVER project, and UNFPA.  John Snow, Inc. accounted for 26% of unit sales in fiscal 2011, 33% of unit sales in fiscal 2010 and 34% of unit sales in fiscal 2009, and UNFPA accounted for 25% of unit sales in fiscal 2011, 33% of unit sales in fiscal 2010 and 34% of unit sales in fiscal 2009.  No other single customer accounted for more than 10% of unit sales in fiscal 2011, 2010 or 2009.

Commercial Markets – Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 14 countries, including the United States, Brazil, Spain, France, and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells the FC2 female condom to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such customers, rather than entering into long-term supply agreements.  In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  In New York City, FC2 is currently available in 609 locations; including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Other U.S. cities where city-specific programs are being conducted to encourage the use of FC2 include Washington D.C., Chicago, San Francisco and Houston. Plans for additional FC2 city specific programs include Atlanta, Philadelphia, Baton Rouge and Los Angeles.

Employees

As of December 1, 2011, the Company had 52 full-time employees including 10 located in U.S., 13 in the U.K., 25 in Malaysia and 4 in other countries to implement training and programs, and no part-time employees. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.  In Malaysia, direct labor is supplied primarily by a contracted work force.

Research and Development

In September 2005, the Company announced that development of its second generation product, FC2, was complete.  Throughout fiscal 2006, the Company developed and scaled-up the FC2 manufacturing process, which was completed by approximately March 31, 2007.  During the remainder of fiscal 2007 and throughout fiscal 2008 and fiscal 2009, the Company conducted various activities in preparation and support of a PMA to secure FDA approval for FC2.  The Company incurred research and development costs of approximately $10,929 in fiscal 2011, which was related to FDA application for shelf life extension which was granted in early October, 2011. The research and development expenses for fiscal 2010 and fiscal 2009 were $381 and $105,916, respectively.

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC2.  The Company has not incurred environmental expenses in fiscal 2011, 2010 or 2009, nor does it anticipate the need for any environmental expenses in the foreseeable future.

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

The Company’s India-based FC2 end-stage production capacity for supply to the Indian market is located at a facility owned by its exclusive distributor, Hindustan Lifecare Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.

FHC’s total FC2 production capacity is approximately 80-85 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

Competition

The Company's FC2 female condom participates in the same market as male condoms but is not seen as directly competing with male condoms. Rather, studies show that providing FC2 is additive in terms of prevention and choice. Male condoms cost less and have brand names that are more widely recognized than FC2. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

Other parties have developed and marketed female condoms.  None of the female condoms marketed or under development by other parties have secured FDA approval or clearance by WHO for purchase by UN agencies.  It is possible that another female condom may receive FDA approval or WHO clearance or may otherwise compete with the Company's FC2 female condom.

Patents and Trademarks

FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, The People’s Republic of China, Greece, Turkey, Spain, Japan and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, The Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Somalia, Sudan, Swaziland, Uganda, United Republic of Tanzania, Zambia and Zimbabwe.  Patent applications for FC2 are pending in various other countries around the world through the Patent Cooperation Treaty. The patents cover the key aspects of FC2, including its overall design and manufacturing process.  There can be no assurance that pending patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

Backlog

Unfilled product orders totaled $6,482,000 at December 1, 2011 and $6,380,000 at December 1, 2010.  Unfilled orders materially fluctuate from quarter to quarter, and the amount at December 1, 2011 includes orders with requested delivery dates later in fiscal 2012. The Company expects current unfilled orders to be filled during fiscal 2012.

Available Information

The Company maintains its corporate website at www.femalehealth.com and it makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that the Company files with or furnishes to the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after it electronically file such material with, or furnishes it to, the SEC.  Information on the Company's website is not part of this report.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report and our other SEC filings, in considering our business and prospects.  The risks described below are not the only risks we face.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any of the events or circumstances described in the following risks occur, our business, financial condition or results of operations could be materially adversely affected.  In such cases, the trading price of our common stock could decline.

Our success is dependent upon the success of FC2.

We expect to derive virtually all of our future revenues from sales of our only product, the FC2 female condom.  The ultimate level of demand for FC2 is uncertain, and we may not be able to grow our business if demand for FC2 does not increase.  We also depend on public sector agencies around the world to continue to include FC2 in their programs to prevent sexually transmitted diseases, including HIV/AIDS, and on our commercial sector distribution partners to successfully market and distribute FC2.  A decline in demand for FC2 would reduce our net revenues and profitability.

Our business may be affected by contracting risks with government and other international health agencies.

Our customers are primarily large international agencies and government health agencies which purchase and distribute FC2 for use in HIV/AIDS prevention programs.  Sales to such agencies may be subject to government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts, process errors, politics or other pressures, and the risk that contracts may be subject to cancellation, delay or restructuring.  These contracting risks may cause significant quarter to quarter variations in our operating results and could adversely affect our net revenues and profitability.

We depend on two major customers for a significant portion of our net revenues.

In fiscal 2011, our two largest customers, UNFPA and John Snow, Inc., facilitator of USAID I DELIVER project, together accounted for 51% of our total net revenues.  An adverse change in our relationship with our largest customers could have a material adverse effect on our net revenues and profitability.

Since we sell product in foreign markets, we are subject to international business risks that could adversely affect our operating results.

Our international operations subject us to risks, including:

•	economic and political instability;

•	changes in international regulatory requirements, import duties or export restrictions, including limitations on the repatriation of earnings;

•	difficulties in staffing and managing foreign operations;

•	complications in complying with trade and foreign tax laws;

•	price controls and other restrictions on foreign currency; and

•	difficulties in our ability to enforce legal rights and remedies.

Any of these risks might disrupt the supply of our products, increase our expenses or decrease our net revenues.  The cost of compliance with trade and foreign tax laws increases our expenses, and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs.

Increases in the cost of raw materials, labor and other costs used to manufacture our product could increase our cost of sales and reduce our gross margins.

We may experience increased costs of raw materials, including the nitrile polymer used in FC2, and increased labor costs.  We may not be able to pass along such cost increases to our customers.  As a result, an increase in the cost of raw materials, labor or other costs associated with manufacturing FC2 could increase our cost of sales and reduce our gross margins.

Currency exchange rate fluctuations could increase our expenses.

Because we manufacture FC2 in a leased facility located in Malaysia, a portion of our operating costs are denominated in a foreign currency.  While a material portion of our future sales of FC2 are likely to be in foreign markets, all sales of FC2 are denominated in United States dollars.  Manufacturing costs are subject to normal currency risks associated with fluctuations in the exchange rate of the Malaysian ringgit (MYR) relative to the United States dollar.  Historically, we have not hedged our foreign currency risk.

We rely primarily on a single facility to manufacture FC2, which subjects us to the risk of supply disruptions.

We manufacture FC2 in a single leased facility located in Malaysia.  Difficulties encountered by this facility, such as fire, accident, natural disaster or an outbreak of a contagious disease, could halt or disrupt production at the facility, delay the completion of orders or cause the cancellation of orders.  Any of these risks could increase our expenses or reduce our net revenues.

Our product is subject to substantial government regulation which exposes us to risks that we will be fined or exposed to civil or criminal liability, receive negative publicity or be prevented from selling our product.

FC2 is subject to regulation by the FDA under the Food, Drug and Cosmetic Act, and by foreign regulatory agencies.  Under the Food, Drug and Cosmetic Act, medical devices must receive FDA clearance before they can be sold.  FDA regulations also require us to adhere to "Good Manufacturing Practices," which include testing, quality control and documentation procedures.  Our compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA and foreign regulatory agencies.  If we fail to comply with applicable regulations, we could:

•	be fined or exposed to civil or criminal liability;

•	face suspensions of clearances, seizures or recalls of products or operating restrictions;

•	receive negative publicity; or

•	be prohibited from selling our product in the United States or in foreign markets.

Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

If the recent decline in general economic conditions in the United States and other global markets in which we operate continues, or if consumers fear that economic conditions will continue to decline, consumers may reduce expenditures for products such as our product.  Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability or other factors affecting economic conditions generally.  These changes may negatively affect the sales of our product, increase the cost and decrease the availability of financing, or increase costs associated with producing and distributing our product.  In addition, a substantial portion of the sales of FC2 are made in the public market to government agencies, including USAID and other government agencies around the world.  Worsening economic conditions may cause pressures on government budgets and result in a reduction in purchases of FC2 from us by governmental agencies.

Because our product faces significant competition from other products, including other female condoms as well as the male condom, we may not be able to achieve anticipated growth levels or profit margins.

We may be unable to compete successfully against current and future competitors, and competitive pressures could have a negative effect on our net revenues, cash flows and profit margins.  Some parties have developed and marketed female condoms, although none of these parties' female condoms have been approved by the FDA or have WHO clearance.  It is also possible that other parties will develop a female condom.  These products, if developed, could be distributed by companies with greater financial resources and customer contacts than us.  In addition, there are a number of other products currently marketed which have a higher degree of accepted efficacy for preventing pregnancy than does the female condom.  These products include male condoms, birth control pills, and Depo Provera.  However, other than the FC2 female condom, only the latex male condom is generally recognized as being efficacious in preventing both unintended pregnancies and sexually transmitted diseases.  Companies manufacturing these competing products are generally much larger than we are and have access to significantly greater resources than we do.  In addition, FC2 is generally sold at prices comparatively greater than the price of the latex male condom.  Accordingly, FC2 will not be able to compete with the latex male condom solely on the basis of price.

Sales of our product fluctuates, which causes our operating results to vary from quarter to quarter.

Sales of our product fluctuates based upon demand from our commercial partners and the public sector and the nature of government procurement processes.  Historically, our net revenues and profitability have varied from quarter to quarter due to such buying patterns.  Quarterly variations in operating results may cause us to fail to meet our earnings guidance or market expectations for our operating results and may tend to depress our stock price during such quarters.

Material adverse or unforeseen legal judgments, fines, penalties or settlements could have an adverse impact on our profits and cash flows.

We may, from time to time, become a party to legal proceedings incidental to our business, including, but not limited to, alleged claims relating to product liability, environmental compliance, patent infringement, commercial disputes and employment matters.  Future litigation could require us to record reserves or make payments which could adversely affect our profits and cash flows.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management's attention and resources away from our business.

Our success depends, in part, on our ability to protect our intellectual property.

We rely on our patented and other proprietary technology relating to our FC2 female condom.  The actions taken by us to protect our proprietary rights may not be adequate to prevent imitation of our product, processes or technology.  We cannot assure you that our proprietary technology will not become known to competitors, or that others will not independently develop a substantially equivalent or better female condom that does not infringe on our intellectual property rights, or will not challenge or assert rights in, and ownership of, our patents and other proprietary rights.

A limited number of our shareholders can exercise substantial influence over our company.

As of December 1, 2011, our directors and executive officers and their affiliates beneficially owned in the aggregate approximately 30.5% of the outstanding shares of our common stock.  If these shareholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and policies.  For instance, these shareholders would be able to exert a significant influence over the outcome of all shareholder votes, including votes concerning director elections, by-law amendments and possible mergers, corporate control contests and other significant corporate transactions.

We may not be able to continue paying dividends on our common stock.

Although we have paid a quarterly cash dividend to the holders of our common stock since the second quarter of fiscal 2010, holders of our common stock are not entitled to receive dividends. Downturns in the domestic and global economies or in our operating results could cause our board of directors to consider, among other things, the reduction or elimination of dividends paid on our common stock.  This could adversely affect the market price of our common stock.  In addition, under our credit facility with Heartland Bank, dividends are only permitted as long as after giving effect to the dividend we have a ratio of total liabilities to total stockholders' equity of at least 1:1.

Anti-takeover provisions in our charter documents, Wisconsin law and change of control agreements with our officers could prevent or delay a change in control of our company.

We are subject to a number of provisions in our charter documents, Wisconsin law and change of control agreements that may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.  These anti-takeover provisions include the following:

•	the authority provided to our board of directors in our Amended and Restated Articles of Incorporation to issue preferred stock without further action by our shareholders;

•	change of control agreements we have entered into with four of our employees which provide for up to three years of compensation following a change of control as defined in the agreements;

•	the provision under Wisconsin law that permits shareholders to act by written consent only if such consent is unanimous;

•
the provision under Wisconsin law that requires for a corporation such as us that was formed before January 1, 1973, the affirmative vote of the holders of at least two-thirds of the outstanding shares of our voting stock to approve an amendment to our articles of incorporation, a merger submitted to a vote of our shareholders or a sale of substantially all of our assets; and

•
the Wisconsin control share acquisition statute and Wisconsin's "fair price" and "business combination" provisions which limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may become volatile again in the future.  The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	our failure to meet our earnings guidance or market expectations for our performance;

•	changes in the rate at which we pay dividends;

•	the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;

•	fluctuation in our quarterly operating results;

•	substantial sales of our common stock;

•	general stock market conditions; or

•	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60654.  The lease expires October 31, 2016.  The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located in Wood Dale, IL for storage and distribution of the FC2 female condom.   In June 2010, the Company entered a new lease agreement for 6,400 square feet of office space located in London, England.  The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015.  The Company manufactures and warehouses FC2 within a leased facility with 16,000 sq. ft. of production space, in Selangor D.E., Malaysia.  The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the U.K. based “notified body”, which is responsible for CE and ISO accreditation. The lease currently has an expiration date of September 1, 2013 and is renewable at the option of the Company for an additional three year term. The Company’s Malaysian production capacity is approximately 75-80 million units annually. In February 2010, the Company executed a lease for 11,000 square feet of warehouse space in Selangor, Malaysia.  The lease term is two years, beginning March 1, 2010 and ending on February 29, 2012.  The lease terms include an option by the Company to extend the lease for an additional year.

Item 3. Legal Proceedings.

The Company is not currently involved in any pending legal proceedings.

Item 4. [Reserved].

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Capital Market under the symbol "FHCO".  The approximate number of record holders of our common stock at December 1, 2011 was 327.  In January 2010, the Board of Directors adopted a quarterly cash dividend policy and declared the first cash dividend in the Company's history, which was paid in February 2010.  Subsequently, the Board has declared seven  quarterly dividends, the most recent of which was paid in November 2011.  All dividends have been paid from the Company's cash on hand.  Any future quarterly dividends and the record date for any such dividend will be considered each quarter by the Company's Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  Under the Company's credit facility with Heartland Bank, dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders' equity of at least 1:1.  Information regarding the high and low reported closing prices for our common stock and dividends paid on our common stock for the quarters indicated is set forth in the table below.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2011 Fiscal Year
Price per common share – High	$6.24	$5.63	$5.13	$4.92
Price per common share – Low	$4.63	$4.18	$4.33	$3.95
Dividends paid	$0.05	$0.05	$0.05	$0.05

2010 Fiscal Year
Price per common share – High	$5.59	$7.38	$7.04	$5.57
Price per common share – Low	$4.52	$4.55	$5.19	$4.42
Dividends paid	–	$0.05	$0.05	$0.05

Stock Repurchase Program

The Company has had a Stock Repurchase Program in effect since January 2007.  The Stock Repurchase Program currently authorizes a total of 3,000,000 shares to be acquired through December 31, 2011. From the program’s onset through September 30, 2011, the total number of shares repurchased by the Company is 1,914,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for fiscal 2011, 2010 and 2009 were 5,750, 65,274 and 152,644 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2011
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May yet be Purchased Under the Program
January 1, 2007 – June 30, 2011	1,914,829	$3.33	1,914,829	1,085,171
July 1, 2011– July 31, 2011	-	-	1,914,829	1,085,171
August 1, 2011– August 31, 2011	-	-	1,914,829	1,085,171
September 1, 2011– September 30, 2011	-	-	1,914,829	1,085,171
Quarterly Subtotal	-	-	-	-
Total	1,914,829	$3.33	1,914,829	1,085,171

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K.  The Consolidated Statement of Operations Data for the years ended September 30, 2011, 2010 and 2009, and the Consolidated Balance Sheet Data as of September 30, 2011 and 2010, are derived from the Consolidated Financial Statements included elsewhere in this report.  The Consolidated Statement of Operations Data for the years ended September 30, 2008 and 2007, and the Consolidated Balance Sheet Data as of September 30, 2009, 2008 and 2007, are derived from Consolidated Financial Statements that are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	Year ended September 30,
Consolidated Statement of Operations Data:	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Product sales	$18,516	$22,188	$27,383	$25,528	$19,320
Royalty income	49	34	160	106	-
Net revenues	18,565	22,222	27,543	25,634	19,320

Cost of sales	8,700	9,297	14,026	14,904	12,164

Gross profit	9,865	12,925	13,518	10,730	7,156

Operating expenses:
Advertising and promotions	333	220	191	224	180
Selling, general and administrative	6,226	6,425	7,006	7,038	5,864
Research and development	11	0	106	284	209
Restructuring costs	-	1,930	1,497	-	-
Total operating expenses, net	6,570	8,576	8,800	7,546	6,253

Operating income	3,295	4,349	4,718	3,184	903

Non-operating (expense) income:
Interest and other (expense) income	(2)	29	56	53	36
Foreign currency transaction (loss) gain	(61)	(154)	276	967	(70)
Total non-operating (expense) income	(63)	(125)	332	1,020	(34)

Income before income taxes	3,232	4,224	5,050	4,204	869

Income tax benefit	(2,167)	(2,513)	(1,485)	(763)	(825)

Net income	5,399	6,737	6,535	4,967	1,694
Preferred dividends, Class A, Series 1	-	-	-	8	11
Preferred dividends, Class A, Series 3	-	-	80	129	150
Net income attributable to common stockholders	$5,399	$6,737	$6,456	$4,829	$1,533

Net income per basic common share outstanding	$0.20	$0.25	$0.25	$0.18	$0.06
Basic weighted average common shares outstanding	27,287	26,981	25,652	26,116	24,952
Net income per diluted common share outstanding	$0.19	$0.24	$0.24	$0.18	$0.06
Diluted weighted average common shares outstanding	28,971	28,545	27,807	27,983	26,399
Cash dividends declared per share	$0.20	$0.15	$0.00	$0.00	$0.00

	Year ended September 30,
Consolidated Balance Sheet Data:	2011	2010	2009	2008	2007
	(In thousands)
Cash and cash equivalents	$4,313	$2,919	$2,810	$1,922	$799
Restricted cash	5	5	105	212	86
Working capital	7,454	9,853	9,209	9,249	7,172
Total assets	19,443	18,368	18,540	13,831	11,194
Accumulated deficit	(44,697)	(44,544)	(47,143)	(53,599)	(58,428)
Long-term obligations	209	145	192	1,090	1,355
Total stockholders' equity	16,753	16,132	12,954	9,709	7,447

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Female Health Company manufactures, markets and sells the FC2 female condom. FC2 is the only currently available product under a woman's control and approved by the U.S. Food and Drug Administration (FDA) that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS.

In 2005, the Company introduced a second generation female condom, FC2, which had been developed to:

1.	Expand access to female-initiated prevention by offering a more affordable product
2.	Increase HIV/AIDS prevention
3.	Lower health care costs
4.	Increase gross margins

In August 2006, after a stringent technical review, the World Health Organization (WHO) cleared FC2 for purchase by U.N. agencies.  The first substantial sales of FC2 occurred in fiscal 2007.  FC2 received FDA approval as a Class III medical device on March 10, 2009 and became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India, and Brazil.

In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

From its introduction in March 2007 through September 30, 2011, approximately 109 million FC2 female condoms have been distributed in 120 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.

The FC2 female condom provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  Because FC2’s primary usage is that of disease prevention, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

FC2 is currently available in 120 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits come of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have included large global agencies, such as the United Nations Population Fund (UNFPA) and the United States Agency for International Development (USAID), through its facilitator, John Snow, Inc.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations.

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some governmental agencies purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter to quarter sales variations due to the timing and shipment of large orders.

In the past couple years, the Company’s business model, which includes high gross margins, modest capital expenditures and low expense requirements compared to production volumes, has permitted the Company to sustain profitable operations without debt and maintain dividend payments during periods of delayed orders. Continuation of these accomplishments in the future periods will be contingent on a number of factors, including the degree and period of sales volatility and on the strength of global demand for the Company’s product.

During fiscal 2011, the Company's unit shipments, revenues and net income were adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and the Republic of South Africa (RSA).  In November 2011, the Company received an order from the RSA Department of Health for 5 million units of FC2 for delivery as soon as possible.  Shipments against the order will begin prior to the end of the calendar year. With respect to the Brazil tender for up to 20 million units, the Company has been advised by UNFPA that an order will be placed through UNFPA.  The Company anticipates that the RSA order, any additional orders that may be received from RSA and the order expected from UNFPA with respect to the Brazilian tender will positively impact results for fiscal 2012.

Revenues.  Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, Hindustan Lifecare Limited ("HLL").  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Audited Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution.  The Company's two largest customers currently are John Snow, Inc., facilitator of USAID I DELIVER project, and UNFPA.  John Snow, Inc. accounted for 26% of unit sales in fiscal 2011, 33% of unit sales in fiscal 2010 and 34% of unit sales in fiscal 2009, and UNFPA accounted for 25% of unit sales in fiscal 2011, 33% of unit sales in fiscal 2010 and 34% of unit sales in fiscal 2009.  No other single customer accounted for more than 10% of unit sales in fiscal 2011, 2010 or 2009.

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

While our second generation product, FC2, is sold at a lower price per unit than FC1 was sold, FC2 is less costly to produce than was FC1.  As a result, sales of FC2 have a higher gross margin than FC1.  Thus, the transition to sales of solely FC2 impacted both net revenues and gross profit.

Expenses.  The Company previously manufactured FC1 at a facility located in the United Kingdom and manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the female condoms, principally polyurethane for FC1 and a nitrile polymer for FC2.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of the FC2 female condom are essentially available from multiple sources.

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

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Operating Highlights.  The Company's net revenues have been reduced as a result of lower unit sales, primarily due to delays in two large orders.  The Company had net revenues of $18,565,102 in the fiscal year ended September 30, 2011 compared to $22,221,955 in the fiscal year ended September 30, 2010. The Company’s fiscal 2011 unit sales were 16% lower than fiscal 2010 due to reduced sales volume.  The average sales price of FC2 decreased 1% from fiscal 2011 to fiscal 2010.

The Company generated cash flow from operations of $6,968,054 for fiscal 2011, compared to $3,991,855 for fiscal 2010.

The Company had net income attributable to common stockholders of $5,399,051, or $0.19 per diluted share, in fiscal 2011 compared to net income attributable to common stockholders of $6,737,078, or $0.24 per diluted share, in fiscal 2010.

The Company continued to pay quarterly dividends of $0.05 per share and remains debt free.

Results of Operations. The Company had net revenues of $18,565,102 and net income attributable to common stockholders of $5,399,051, or $0.19 per diluted share, in fiscal 2011 compared to net revenues of $22,221,955 and net income attributable to common stockholders of $6,737,078, or $0.24 per diluted share, in fiscal 2010.

Net revenues decreased $3,656,853, or 16%, in fiscal 2011 over the prior fiscal year, as a result of lower unit sales, primarily due to delays in two large orders. In fiscal 2011 and fiscal 2010, net revenues included royalties of $49,011 and $33,863, respectively, earned from licensing intellectual property to the Company’s exclusive distributor in India, Hindustan Lifecare Limited.

Gross profit decreased $3,059,629, or 24%, to $9,865,190 in fiscal 2011 from $12,924,819 in fiscal 2010. Gross profit as a percentage of net revenues decreased to 53% in fiscal 2011 from 58% in fiscal 2010.  The decrease in gross profit was the result of lower unit sales which reduced the absorption of fixed overhead costs.

Cost of sales decreased $597,224, or 6%, to $8,699,912 in fiscal 2011 from $9,297,136 in fiscal 2010. The decrease is due to lower volume.

Advertising and promotional expenses increased $112,583 to $332,764 in fiscal 2011 from $220,181 in fiscal 2010. The increase is due to the expanded introduction of FC2 into public health sector prevention programs in various U.S. cities.

Selling, general and administrative expenses decreased $199,020 to $6,226,155 in fiscal 2011 from $6,425,175 in fiscal 2010. The decrease was due to a reduction in selling and marketing expenses and lower consulting fees somewhat offset by higher legal fees and stock compensation expenses.

Research and development costs increased $10,548 to $10,929 in fiscal 2011 from $381 in fiscal 2010, reflecting the fees related to the FC2 shelf life extension recently granted by the FDA.

In fiscal 2010, the Company incurred a one-time charge of $1,929,922 for restructuring expenses related to exiting the lease of its former U.K. manufacturing facility. Included in that amount are lease surrender payments, excess capacity costs, and dilapidation expenses, partially offset by the proportionate recognition of deferred gain on the original sale/leaseback of the plant. There were no restructuring related costs in fiscal 2011.

Total operating expenses decreased $2,005,811 to $6,569,848 in fiscal 2011 from $8,575,659 in fiscal 2010.   The reduction resulted primarily from the lack of one-time restructuring costs and reduced selling and marketing costs, somewhat offset by higher legal fees and stock compensation expenses.

The Company's operating income decreased $1,053,818 to $3,295,342 in fiscal 2011 from $4,349,160 in fiscal 2010.  That reduction was the result of lower unit sales.

The Company recorded non-operating expense of $63,367 in fiscal 2011 compared to non-operating expense of $125,028 in fiscal 2010.  The reduction was the result of a reduced foreign currency loss of $61,258 in fiscal 2011 versus a foreign currency loss of $154,196 in fiscal 2010.

An entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration.  Management believes that the Company’s recent and projected future growth and profitability has made it more likely than not that the Company will utilize a portion of its net operating loss carryforwards in the future. The Company recorded a deferred tax benefit in the amount of $2.5 million (gross tax benefit) during the year ended September 30, 2011 compared to $2.7 million for the year ended September 30, 2010 as a result of the decrease in the valuation allowance on these assets.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

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

Results of Operations.  The Company had net revenues of $22,221,955 and net income attributable to common stockholders of $6,737,078, or $0.24 per diluted share, in fiscal 2010 compared to net revenues of $27,543,341 and net income attributable to common stockholders of $6,455,662, or $0.24 per diluted share, in fiscal 2009.

Net revenues decreased $5,321,386, or 19%, in fiscal 2010 over the prior fiscal year, primarily due to customers’ transition to the lower-priced FC2 female condom.  In fiscal 2010 and fiscal 2009, net revenues included royalties of $33,863 and $160,176, respectively, earned from licensing intellectual property to the Company’s exclusive distributor in India, Hindustan Lifecare Limited.

Gross profit decreased $592,999, or 4%, to $12,924,819 in fiscal 2010 from $13,517,818 in fiscal 2009. Gross profit as a percentage of net revenues increased to 58% in fiscal 2010 from 49% in fiscal 2009.  The decrease in gross profit was triggered by relatively flat unit sales, while gross profit as a percentage of net revenues increased due to a 98% FC2 sales mix in fiscal 2010 compared to 51% in fiscal 2009.

Cost of sales decreased $4,728,387, or 34%, to $9,297,136 in fiscal 2010 from $14,025,523 in fiscal 2009. The decrease is due to 98% of the sales mix being lower cost FC2 in fiscal 2010 compared to 51% in fiscal 2009.

Advertising and promotional expenses increased $29,028 to $220,181 in fiscal 2010 from $191,153 in fiscal 2009. The increase reflects the public relations efforts related to the launch of FC2 to the public health sector in several U. S. cities.

Selling, general and administrative expenses decreased $580,936 to $6,425,175 in fiscal 2010 from $7,006,111 in fiscal 2009. The decrease was due to a reduction in stock-based incentive costs somewhat offset by increased investment in training programs and an increase in audit fees in 2010 related to the audit of the effectiveness of the Company’s internal control over financial reporting as the Company became an "accelerated filer" subject to the requirement of an audit of its system of internal control over financial reporting for the first time in fiscal 2010.

Research and development costs decreased $105,535 to $381 in fiscal 2010 from $105,916 in fiscal 2009, marking the completion of the FDA PMA support process for FC2.

In fiscal 2010, the Company incurred a one-time charge of $1,929,922 for restructuring expenses related to exiting the lease of its former U.K. manufacturing facility. Included in that amount are lease surrender payments, excess capacity costs, and dilapidation expenses, partially offset by the proportionate recognition of deferred gain on the original sale/leaseback of the plant. In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  The amount for fiscal 2009 includes mandatory payments to individuals whose jobs were made redundant, costs of legal and human relations consulting, loss of production efficiency during the evaluation period and a write-down for obsolete FC1 inventory components.

Total operating expenses decreased $224,145 to $8,575,659 in fiscal 2010 from $8,799,804 in fiscal 2009.  The reduction resulted primarily from significantly reduced stock-based incentive costs and lower research and development expenditures, partially offset by higher one-time restructuring costs, increased investment in training programs and increased audit fees.

The Company's operating income decreased $368,854 to $4,349,160 in fiscal 2010 from $4,718,014 in fiscal 2009.  That reduction was the result of a lower gross profit and one-time restructuring expenses being somewhat offset by reductions in other operating expenses.

The Company recorded non-operating expense of $125,028 in fiscal 2010 compared to non-operating income of $332,097 in fiscal 2009.  This was primarily attributable a foreign currency loss of $(154,196) in fiscal 2010 versus a foreign currency gain of $276,113 in fiscal 2009.

The Company recorded a deferred tax benefit in the amount of $2.7 million for the year ended September 30, 2010 compared to $1.6 million for the year ended September 30, 2009 as a result of the decrease in the valuation allowance on these assets.

Liquidity and Sources of Capital

We generally fund our operations and working capital needs through cash generated from operations.  Our operating activities generated cash of $7.0 million in fiscal 2011, $4.0 million in fiscal 2010 and $5.7 million in fiscal 2009.  The increase of $3.0 million in cash generated from operating activities in fiscal 2011 as compared to fiscal 2010 was primarily due to a $2.2 million decrease in accounts receivable as well as miscellaneous fluctuations in other assets and liabilities.  In fiscal 2011, investing activities consumed about $0.05 million for purchase of fixed assets. Financing activities used a net of $5.6 million, most of which was used to pay quarterly cash dividends. The decrease of $1.7 million in cash generated from operating activities in fiscal 2010 as compared to fiscal 2009 resulted from an increase in inventory and payouts of approximately $3.6 million in restructuring payments.  In fiscal 2010, investing activities generated $0.05 million, mainly due to a reduction in restricted cash.  Financing activities used a net of $3.9 million, as $4.1 million was paid in cash dividends, $0.3 million was used to repurchase stock, $0.3 million was paid for taxes in lieu of shares, $0.9 million was generated by stock option and warrant exercises, and $0.03 million was used for capital lease payments.

At September 30, 2011, the Company had working capital of $7.5 million and stockholders' equity of $16.8 million compared to working capital of $9.9 million and stockholders' equity of $16.1 million as of September 30, 2010.

Since the Company’s Board of Directors instituted a quarterly cash dividend program in January 2010, the Company has paid a total of eight consecutive dividends, the most recent of which was paid on November 9, 2011.  Quarterly dividends have been paid at the rate of $0.05 per share for a cumulative total of $11 million.

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

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”) to extend the term of the Company’s revolving line of credit to August 1, 2012 and revise the structure of the revolving line of credit. The previous structure consisted of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of a supporting letter of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank.  The new structure consists of a single revolving note for up to $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% to 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate (3.25% at September 30, 2011) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at September 30, 2011 or 2010.

As of December 1, 2011, the Company had approximately $3.2 million in cash, net trade accounts receivable of $3.3 million and current trade accounts payable of $0.9 million. Presently, the Company has no required debt service obligations.

The following table includes information relating to our contractual obligations as of September 30, 2011 in future fiscal years:

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligations	13,361	13,361	-	-	-	-	-
Operating lease obligations	1,598,046	316,980	302,979	210,065	212,614	214,194	341,214
Purchase obligations	-	-	-	-	-	-	-
Other long-term obligations	-	-	-	-	-	-	-
Total	$1,611,407	$330,341	$302,979	$210,065	$212,614	$214,194	$341,214

Critical Accounting Estimates

The preparation of financial statements requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Critical accounting estimates include the deferred income tax valuation allowance. Actual results may differ from those estimates.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent five years for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to equity-based awards, and utilization of NOL carryforwards. The effective tax rates, before considering the reversal of the valuation allowance, were 10.3%, 6.8%, and 0.3% for fiscal 2011, 2010, and 2009, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Impact of Inflation and Changing Prices

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased general and administrative expenses. The Company has, where possible, increased selling prices to offset such increases in costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Heartland Bank, consisting of a revolving note for up to $2,000,000 with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to a base rate plus 0.5%.  The Company has not had any outstanding borrowings in the last five years.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  To the extent that the Company incurs future borrowings under its lines of credit, it would be subject to interest rate risk related to such borrowings.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See “Index to Financial Statements” on Page F-1 for a list of the financial statements being filed herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Certain information about the Company's executive officers, directors and certain key employees as of December 1, 2011, is as follows:

Name	Position	Age
O.B. Parrish	Chairman of the Board, Chief Executive Officer, acting President and Director	78
Mary Ann Leeper, Ph.D.	Senior Strategic Adviser and Director	71
William R. Gargiulo, Jr.	Secretary and Director	83
Michael Pope	Vice President of FHC and General Manager of The Female Health Company (UK) Plc	54
Donna Felch	Vice President and Chief Financial Officer	64
Janet Lee	Controller	47
David R. Bethune	Director	71
Stephen M. Dearholt	Director	65
Michael R. Walton	Director	74
Richard E. Wenninger	Director	64
Mary Margaret Frank	Director	42

O.B. PARRISH
Age: 78; Elected Director: 1987; Present Term Ends: 2012 Annual Meeting

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

MARY ANN LEEPER, Ph.D.
Age: 71; Elected Director: 1987; Present Term Ends: 2012 Annual Meeting

Dr. Leeper has served as Senior Strategic Adviser since May 2006. Dr. Leeper served as the President and Chief Operating Officer of the Company from February 1996 to April 2006, as President and Chief Executive Officer of The Female Health Company Division from May 1994 until January 1996, as Senior Vice President - Development of the Company from 1988 until January 1996 and as a Director of the Company since 1987. Dr. Leeper is a shareholder and has served as a Vice President and Director of Phoenix of Illinois since 1987. From 1981 until 1986, Dr. Leeper served as Vice President - Market Development for Searle's Pharmaceutical Group and in various Searle research and development management positions. As Vice President - Market Development, Dr. Leeper was responsible for worldwide licensing and acquisition, marketing and market research. In earlier positions, she was responsible for preparation of new drug applications and was a liaison with the FDA. Dr. Leeper serves on the Board of Neenah Paper, Inc. and is chair of its nominating and governance committee. She is also an adjunct professor at the University of Virginia, Darden School of Business. She has received various awards recognizing her commitment and pioneering efforts in the work of women’s health. Ms. Leeper’s background as the former President of the Company, her knowledge of the Company’s business, her relationships with its customers and her long term commitment to women’s health issues led to the conclusion that she should serve as a director of the Company.

WILLIAM R. GARGIULO, JR.
Age: 83; Elected Director: 1987; Present Terms Ends: 2012 Annual Meeting

William R. Gargiulo, Jr. has served as Secretary of the Company from 1996 to present, as Vice President of the Company from 1996 to September 30, 1998, as Assistant Secretary of the Company from 1989 to 1996, as Vice President - International of The Female Health Company Division from 1994 until 1996, as Chief Operating Officer of the Company from 1989 to 1994, and as General Manager of the Company from 1988 to 1994. Mr. Gargiulo has also served as a Director of the Company since 1987. Mr. Gargiulo is a trustee of a trust which is a shareholder of Phoenix of Illinois. From 1984 until 1986, Mr. Gargiulo was the Executive Vice-President of the Pharmaceutical Group of Searle, in charge of Searle's European operations. From 1976 until 1984, Mr. Gargiulo was the Vice President of Searle's Latin American operations.  Mr. Gargiulo’s years of experience as an officer of the Company and his extensive international sales and marketing experience led to the conclusion that he should serve as a director of the Company.

MICHAEL POPE
Age: 54; Vice President, Global Manufacturing of FHC, General Manager and Director of - The Female Health Company (UK) Plc.

Mr. Pope has served as Vice President of the Company since 1996 and as General Manager of The Female Health Company (UK) Plc. (formerly Chartex International, Plc.) since the Company's 1996 acquisition of Chartex. Mr. Pope has also served as a Director of The Female Health Company, Ltd. (formerly Chartex Resources Limited) and The Female Health Company (UK) Plc. since 1995. He has been responsible for the technical development of FC2, including design of the manufacturing process and manufacturing scale-up, and the manufacturing section of the Pre-Market Approval Application submitted to FDA.  He is also responsible for the Malaysian subsidiary that manufactures FC2, which includes engineering, process development and quality assurance. From 1990 until 1996, Mr. Pope was Director of Technical Operations for Chartex with responsibility for manufacturing, engineering, process development and quality assurance. Mr. Pope was responsible for the development of the high speed proprietary manufacturing technology for the female condom and securing the necessary approvals of the manufacturing process by regulatory organizations, including the FDA. Mr. Pope was also instrumental in developing and securing Chartex's relationship with its Japanese marketing partner. Prior to joining Chartex, from 1986 to 1990, Mr. Pope was Production Manager and Technical Manager for Franklin Medical, a manufacturer of disposable medical devices. From 1982 to 1986, Mr. Pope was Site Manager, Engineering and Production Manager, Development Manager and Silicon Manager for Warne Surgical Products.

DONNA FELCH
Age 64; Vice President and Chief Financial Officer

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
Age: 47; Controller

Ms. Lee has served as Controller of the Company since May 2007.  From November 2002 until May 2007, Ms. Lee served the Society of Thoracic Surgeons as Accounting Manager/Analyst.  Previously, she held various financial positions at RR Donnelley and Sons Company and ServiceMaster.

DAVID R. BETHUNE
Age: 71; Elected Director: 1996; Present Term Ends: 2012 Annual Meeting

Mr. Bethune has served as a Director of the Company since January 1996. He was Chairman of Zila, Inc., an oral cancer screening company, from August 2007 to September 2009 and Chief Executive Officer of Zila, Inc. from March 2008 to September 2009. Additionally, he is a member of the Board of Directors of the CAMBREX Corporation, a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. In 1989 he became president of Lederle Laboratories, a division of American Cyanamid and held that position until 1992.  Mr. Bethune is a founding trustee of the American Cancer Society Foundation. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.  Mr. Bethune’s impressive track record of achievements in leadership positions, including with public companies in the pharmaceutical and medical products industries, led to the conclusion that he should serve as a director of the Company and a member of the audit committee.

STEPHEN M. DEARHOLT
Age: 65; Elected Director: 1996; Present Term Ends: 2012 Annual Meeting

Mr. Dearholt has served as a Director of the Company since April 1996. Mr. Dearholt is a co-founder of, and partner in, Insurance Processing Center, Inc., one of the largest privately owned life insurance marketing organizations in the United States, since 1972. He has over 39 years of experience in direct response advertising and data based marketing of niche products. In late 1995, Mr. Dearholt arranged, on very short notice, a $1 million bridge loan which assisted the Company in its purchase of Chartex.  He is a past board member of the Children’s Hospital Foundation of Wisconsin, the Zoological Society of Milwaukee, Planned Parenthood Association of Wisconsin, and past Chairman of the Board of the New Day Club, Inc.  Mr. Dearholt’s achievements as a successful business owner and his long term commitment to the Company led to the conclusion that he should serve on the Company’s Board of Directors.

MICHAEL R. WALTON
Age: 74; Elected Director: 1999; Present Term Ends: 2012 Annual Meeting

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

RICHARD E. WENNINGER
Age: 64; Director: 2001; Present Term Ends: 2012 Annual Meeting

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

MARY MARGARET FRANK
Age: 42; Director: 2004; Present Term Ends: 2012 Annual Meeting

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended September 30, 2011, all reports required by Section 16(a) to be filed by the Company's officers, directors and more than 10% shareholders were filed on a timely basis, except that Mr. Parrish filed a Form 4 on June 10, 2011 reporting a transaction occurring on June 3, 2011, Mr. Walton filed a Form 4 on January 20, 2011 reporting a transaction occurring on January 7, 2011, Mr. Wenninger filed a Form 4 on January 4, 2011 reporting a transaction occurring on December 23, 2011, and each of Mr. Dearholt, Mr. Bethune, Mr. Parrish, Ms. Felch and Dr. Leeper filed a Form 4 on December 21, 2010 reporting a transaction occurring on December 16, 2010.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Introduction

This section discusses the principles underlying the Company's compensation decisions for fiscal 2011 for the Company’s named executive officers and the most important factors relevant to an analysis of these decisions.  It also provides information regarding the manner and context in which compensation is awarded to and earned by the named executive officers.  In fiscal 2011, the Company had three executive officers, and we refer to these executive officers as the "named executive officers" throughout this section:

•	O. B. Parrish, Chairman of the Board, Chief Executive Officer and Acting President;

•	Donna Felch, Vice President and Chief Financial Officer; and

•	Michael Pope, Vice President of the Company and General Manager of The Female Health Company (UK) Plc.

The compensation of these individuals is presented in the tables and other quantitative information that follow this section.

Overview

The Company encountered a period of volatility in the receipt of orders during fiscal 2011, which caused significant quarter to quarter fluctuations in its financial results. A major underlying factor was the on-going delays of two anticipated large orders.  As a result of the volatility, the Company experienced reduced revenues and profits. However, the strength of the Company’s business model was evident in that it both sustained profitability and generated sufficient cash flow to pay quarterly cash dividends despite this volatility.

The Company’s compensation strategy is to closely align its compensation programs with shareholders’ interests by providing effective incentives for performance and a level of compensation needed to attract, motivate and maintain key executives who are important to the Company's continued success.  Nearly all of the compensation to the named executive officers consists of only three components:  a modest base salary, an annual performance award program and periodic restricted stock grants.  As part of aligning executive compensation with shareholders' interests, the Company's annual performance award program is based solely on achievement of corporate goals (unit sales and operating income targets).  The program is straightforward and rewards management with cash incentives only if 100% of both corporate goals are achieved.  The program offers an enhanced performance award if achievement reaches 110% of both goals.  If both goals are achieved, the amount of the cash payout is based on the fiscal year-end price of our common stock.  Since fiscal 2011 goals were not met, the named executive officers did not earn cash payouts under the performance award program for fiscal 2011.

The Company's executive compensation program is clear and straightforward.  The Company does not have employment agreements with any of the named executive officers and, therefore, unless there is a change of control of the Company, the named executive officers do not have a contractual right to any minimum level of base salary, incentive awards or other compensation or any right to annual increases in base salary.  None of the named executive officers have any rights to severance payments except in connection with a change of control.  Change of control agreements provide for payment of three times a named executive officer's base salary and bonus and certain additional benefits upon termination of employment following a change of control under the agreements.  The Company offers limited perquisites to its named executive officers, consisting only of life and disability insurance for Mr. Parrish, disability insurance for Ms. Felch and use of an automobile by Mr. Pope. The Company does not offer supplemental retirement benefits to any of the named executive officers.  The only retirement benefit the Company offers to the named executive officers is participation in a Simple Individual Retirement Account plan by Ms. Felch.

Key Compensation Actions in Fiscal 2011

The compensation actions taken by the Compensation Committee in fiscal 2011 included the following:

•
In December 2010, the Compensation Committee approved increases in the base salaries of the named executive officers equal to the 2010 annual rate of inflation in their respective countries (the U.S. for Mr. Parrish and Ms. Felch and the U.K. for Mr. Pope).  These base salary increases took effect on January 1, 2011.

•
In December 2010, the Compensation Committee made stock grants to the named executive officers as an effective motivation and retention tool and to provide an incentive for long-term performance.  Mr. Parrish and Ms. Felch each received an award of 45,000 shares of restricted common stock while Mr. Pope received an award of the right to receive 45,000 shares of common stock.  Half of the shares will vest (or, in the case of Mr. Pope, will be issued) on the second anniversary of the grant date (December 16, 2012) and the other half will vest (or, in the case of Mr. Pope, will be issued) on the third anniversary of the grant date (December 16, 2013).  Should a recipient terminate employment, or be terminated for cause, any unvested shares issued will be forfeited (or, in the case of Mr. Pope, will not be issued).

•	The Compensation Committee set specific target and maximum objectives for achievement of performance goals under the Company’s annual performance award program.

At the Company's 2011 Annual Meeting of Shareholders, pursuant to a non-binding, advisory vote, shareholders approved the compensation of the Company's named executive officers as disclosed in the proxy statement for the meeting by a vote of 11,081,787 shares in favor to 177,224 against.  The Compensation Committee has considered the results of this advisory shareholder vote and believes that it shows support by the Company's shareholders for the Company's compensation philosophy and the executive compensation programs that implement the Company's compensation philosophy.  The Company has not significantly changed its executive compensation program following the shareholder advisory vote.

Executive Compensation Program Objectives and Philosophy

The Company has designed the compensation program for its named executive officers to align the interests of the named executive officers with those of shareholders.  To do so, the Company provides a modest level of base pay and incentivizes executives to achieve corporate goals through restricted stock grants and an annual performance award program that ties cash incentives to performance goal achievement and year-end stock prices.  The Company believes its executive compensation package, as a whole, is competitive with companies of a similar size in the HIV/AIDS product arena.

A named executive officer's compensation opportunity is impacted by the Company’s performance and stock price. By design, the annual performance awards are paid only if the performance goals are attained, and, if the performance goals are surpassed by at least 10%, the program provides for a higher level of award payouts.  With restricted stock grants, the value is not realized until the vesting requirement is met.  Enhanced value is possible if the stock price increases after the grant is awarded.

Process for Determining Executive Compensation

Information Reviewed by the Compensation Committee

Compensation for the named executive officers and other senior managers is reviewed and approved by the Compensation Committee.  The Compensation Committee views compensation as an ongoing process.  The Compensation Committee receives and reviews materials in advance of each meeting, including materials that management believes will be helpful to the Compensation Committee as well as materials specifically requested by members of the Compensation Committee.

The Compensation Committee annually reviews performance information provided by the Chief Executive Officer, including an assessment of overall corporate performance and an assessment of individual performance and compensation recommendations for each named executive officer, other than himself.  The Chief Executive Officer does not submit an assessment of his own performance or present a recommendation on his own compensation, and does not participate in the portion of the meeting where his compensation is approved.  The Compensation Committee considers the assessment and the input it receives from management, and exercises its own judgment in evaluating performance.

The Compensation Committee's charter requires that the Company provide the Compensation Committee with adequate funding to engage any compensation consultants or other advisers the Compensation Committee deems it appropriate to engage.  During fiscal 2011 and 2012 to date, the Compensation Committee did not engage any consultants to assist it in reviewing the Company's compensation practices and levels.

Involvement of Management

Management plays a significant role in assisting the Compensation Committee in its oversight of compensation.  Management's role includes assisting the Compensation Committee with evaluating employee performance, establishing individual performance targets and objectives, recommending salary levels and equity incentive grants, and providing financial data on company performance, calculations and reports on achievement of performance objectives, and other information requested by the Compensation Committee.  The Chief Executive Officer works with the Compensation Committee in making recommendations regarding overall compensation policies and plans as well as specific compensation levels for the named executive officers and other key employees, other than the Chief Executive Officer.  Members of management who were present during a part of the Compensation Committee meetings in fiscal 2011 and the first part of fiscal 2012 included the Chief Executive Officer and the Chief Financial Officer.  The Compensation Committee makes all decisions regarding the compensation of the Chief Executive Officer without the Chief Executive Officer or any other member of management present.

Use of Market Compensation Data

Although the Compensation Committee does not use benchmarking to determine executive compensation, it has reviewed market compensation data to help in evaluating the competitiveness of the Company's executive compensation program.  In 2010, at the Compensation Committee's request, the Company conducted a survey of 2009 executive compensation levels for three comparison groups of public companies with a market capitalization under $200 million, consisting of (1) companies involved in HIV diagnosis, prevention or treatment, (2) companies involved in health care and (3) companies that market medical devices.  The named executive officers' base salaries are below both the mean and the median in each group of the survey while potential bonus and stock compensation are above both the mean and the median. The Compensation Committee intends to conduct such an analysis every three years, consistent with the frequency in which the Company intends to hold future “say on pay” votes.

Components of Executive Compensation

Mix of Compensation

The Company’s compensation program features three main components:

•	base salaries;

•	an annual performance award program; and

•	periodic restricted stock grants.

The mix of compensation is determined largely by the Compensation Committee’s intent to align compensation with the shareholders’ interests.  As such, base pay is a modest part of the overall package.  The annual performance award, which increases with a higher year-end share price, provides the named executive officers with an incentive to meet corporate targets that are likely to impact stock price.  The restricted stock grants offer the named executive officers an additional opportunity to share in the stock value created for shareholders when growth targets are achieved.

Base Salaries

The Compensation Committee annually reviews the base salaries for the named executive officers.  During its review in December 2010, the Compensation Committee determined that a modest increase in the base salaries for the named executive officers equal to the annual rate of inflation in each executive's country of residence (the U.S. for Mr. Parrish and Ms. Felch and the U.K. for Mr. Pope) was the appropriate adjustment for calendar 2011.  As a result, the Compensation Committee approved the following base salary increases for the named executive officers effective as of January 1, 2011:

Named Executive Officer	Calendar 2010 Base Salary ($)	Calendar 2011 Base Salary ($)	Percentage Increase (%)
O.B. Parrish	157,498	159,502	1.3
Donna Felch	195,935	198,428	1.3
Michael Pope	177,120	182,566	3.1

Annual Performance Awards

Each year, named executive officers have the opportunity to receive a cash incentive under the Company's annual performance award program.  Participants are eligible to receive a target payment upon achievement of corporate goals.  The target award is calculated by multiplying the designated award quantity times the Company’s fiscal year-end closing stock price.  Thus, the value of the performance award, if achieved, is impacted by the Company’s year-end stock price.

At the beginning of fiscal 2011, the Company established the performance goals under the annual performance award program for fiscal 2011 operating results in the following areas:

•	specific rate of increase in unit sales in fiscal 2011 as compared to fiscal 2010; and

•	specific rate of increase in operating income in 2011 as compared to fiscal 2010 (after adding back one-time restructuring costs in fiscal 2010).

Achievement of 100% of both corporate goals will trigger annual incentive performance awards to the named executive officers at the target level.  Achievement of at least 110% of both corporate goals triggers an enhanced annual award.  The corporate goals for fiscal 2011 were set at levels that were challenging to achieve, representing significant growth from the prior fiscal year.  Due to the volatility experienced by the Company in the receipt of orders during fiscal 2011, the corporate goals were not met and the named executive officers did not earn cash payouts under the performance award program for fiscal 2011.

Under exceptional circumstances the Compensation Committee has the authority to award discretionary cash bonuses outside of the annual performance award program.  These discretionary bonuses allow the Company to recognize superior performance by the named executive officers and to have the flexibility to maintain competitive compensation when needed.  No discretionary bonuses were awarded to the named executive officers for fiscal 2011 or fiscal 2010.

Restricted Stock Grants

The Company uses restricted stock grants for its equity incentive awards to be consistent with its objective to align the interests of shareholders and its named executive officers.  Stock grants were selected as a long-term incentive, in part, because the value of the grant is impacted by the stock price.  The restricted stock grants generally vest over a period of years, in a number of tranches.  The staggered vesting schedule was selected because the Compensation Committee believes it is consistent with industry practice, while providing a relatively long retention benefit.  Instead of annual grants of stock, the Company has generally staggered the grants so that the named executive officers generally hold some unvested shares at all times to promote the Company's retention objectives.

Prior to the Compensation Committee setting the size of restricted stock grants, the Chief Executive Officer makes a recommendation to the Compensation Committee for the other named executive officers.  The Chief Executive Officer generally uses historic awards and stock price trends as a starting point in developing his recommendation (other than for himself).  That information is also available to the Compensation Committee when it makes its decisions.  Following review of the Chief Executive Officer's recommendations, the Compensation Committee also considers, in its collective experience and judgment, the Chief Executive Officer's individual performance assessments of the other named executive officers and other factors regarding executive retention considerations.  No formal weightings are applied to these factors in determining the size of restricted stock grants.

The restricted stock grants were the only form of equity awards granted in fiscal 2011.  The Compensation Committee felt the grant was necessary to retain key employees who were viewed as important to continuing to achieve the Company’s corporate goals.  A total of 180,000 shares were granted in December 2010 to a total of four executives and employees, including 45,000 shares to each of Mr. Parrish, Ms. Felch and Mr. Pope.  Half of the restricted stock granted in December 2010 vest in twenty-four months (December 2012), with the other half vesting in thirty-six months (December 2013).  The shares of restricted stock have all the rights of our common stock, including voting and dividend rights.  Unvested shares are subject to forfeiture if the holder voluntarily leaves the Company or is terminated for cause.  All shares will vest immediately if there is a change in control of the Company.  As Mr. Pope is a resident of the U.K., rather than an immediate grant of restricted stock, his grant of 45,000 shares was in the form of the right to receive 22,500 shares in December 2012 and 22,500 shares in December 2013, unless Mr. Pope voluntarily leaves the Company or his employment is terminated for cause prior to such dates.  Any remaining grants will be immediately issued to Mr. Pope if there is a change in control of the Company.  In connection with dividends declared by the Company on its common stock, an amount equal to the dividend that would have been payable on the 45,000 shares that Mr. Pope is entitled to receive pursuant to this grant will be credited to Mr. Pope, with such credit payable when and to the extent the applicable shares are subsequently issued.

The Company does not currently maintain any formal policy regarding executive officer stock ownership or the hedging of economic risk related to such stock ownership nor does it have any program, plan or obligation that requires it to grant equity compensation to any executive officer on specified dates.  The authority to make equity grants to executive officers rests with the Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of the Chief Executive Officer in setting the compensation of the other named executive officers.

Change of Control Agreements

The Company has entered into change of control agreements with each of the named executive officers.  These agreements act as springing employment agreements which take effect upon a change of control.  The Company provides these agreements based on competitive market practice, and to ensure that the executives' interests remain aligned with shareholders while the Company considers, or during the pendency of, a transaction that involves a change of control. Additional information regarding these agreements, including a description of key terms and a quantification of benefits that would be received by the named executive officers had termination or a change in control occurred on September 30, 2011, is found below under the heading "Potential Payments on Termination After a Change of Control."

Compensation Deductibility Policy

Under Section 162(m) of the Internal Revenue Code and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1.0 million paid to the Chief Executive Officer and the three most highly compensated executive officers (other than the Chief Executive Officer or the Chief Financial Officer).  Performance-based compensation that has been approved by shareholders, however, is excluded from the $1.0 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the Board Committee that establishes such goals consists only of "outside directors" as defined for purposes of Section 162(m).

At this time, the Section 162(m) $1.0 million cap does not directly impact the Company's compensation programs given that none of the named executive officers is expected to receive greater than $1.0 million in compensation.  The Company intends to continue to monitor the applicability of Section 162(m) and expects that it will make efforts to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determination as to the most appropriate methods and approaches for the design and delivery of compensation to the named executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this report.  Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Stephen Dearholt (Chair)
David Bethune
Michael Walton
Richard Wenninger
Mary Margaret Frank

SUMMARY COMPENSATION TABLE

The table shown below provides information for the Company's last three fiscal years regarding compensation paid by the Company to its Chief Executive Officer, its Chief Financial Officer and its only other executive officer.  The individuals listed in this table are referred to elsewhere in this report as the "named executive officers."

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
O.B. Parrish,	2011	$159,502	-	$261,000	-	$25,868	$446,370
Chairman, Chief Executive	2010	$157,498	-	-	-	$25,476	$182,974
Officer and Acting President	2009	$152,825	$31,250	-	$555,500	$25,426	$765,001
Donna Felch,	2011	$198,428	-	$261,000	-	$10,685	$470,113
Vice President and Chief	2010	$195,935	-	-	-	$13,635	$209,570
Financial Officer	2009	$191,244		$189,600	$151,500	$12,610	$544,953
Mike Pope, Vice President	2011	$182,566	-	-	-	$32,631	$476,197
of the Company and	2010	$177,120	-	-	-	$29,823	$206,943
General Manager of Female	2009	$171,900	-	$189,600	$151,500	$28,870	$541,871
Health Company (UK) Plc
________________

(1)	Bonus amount for 2009 represents a retention bonus payable monthly to Mr. Parrish based on continued service from October 1, 2008 through December 31, 2008.

(2)
The 2011 amounts reflect the grant date fair value of the restricted stock awards granted to Mr. Parrish and Ms. Felch on December 16, 2010 and the right to receive shares of common stock granted to Mr. Pope on December 16, 2010, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R) excluding estimated forfeitures. The stock awards are valued at the closing market price ($5.80) of our common stock on the date of grant.  The 2009 amounts reflect the grant date fair value of the restricted stock award granted to Ms. Felch on December 10, 2008 and the right to receive shares of common stock granted to Mr. Pope on December 10, 2008, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R) excluding estimated forfeitures. The stock awards are valued at the closing market price ($3.16) of our common stock on the date of grant.

(3)
Amounts for 2009 represent payouts under the Company’s annual performance award program based on achieving operating income objectives for 2009.  Under this program, each named executive officer was entitled to a payout based on the Company exceeding a target amount of net income for 2009, with the amount of the payout based on the value of the common stock on September 30, 2009.  The targets for fiscal 2010 and 2011 under the Company's annual performance award program were not met and, as a result, no payouts were made under the program for fiscal 2010 or 2011.

(4)
The amount of "All Other Compensation" for Mr. Parrish consists of premiums paid by the Company for health, term life insurance and disability insurance under which Mr. Parrish or his designee is the beneficiary; for Ms. Felch consists of matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees, health coverage and disability insurance; and for Mr. Pope consists of health coverage, use of a leased automobile and reimbursement of expenses relating to the use of the automobile.

(5)
Mr. Pope's salary and the value of his automobile use are in U.K. pounds. Amounts shown for such items are based on the 12-month average exchange rate for the year which was 1.6071 U.S. dollars per U.K. pound in fiscal 2011, 1.5592 U.S. dollars per U.K. pound in fiscal 2010 and 1.5516 U.S. dollars per U.K. pound in fiscal 2009.

GRANTS OF PLAN–BASED AWARDS

	Grant	Non-Equity Inventive Plan Awards: Number of Units (1)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (2)	Grant Date Fair Value of Stock Awards (3)
Name	Date	Target	Maximum	Threshold	Target	Maximum
O.B. Parrish	12/16/10						45,000	$261,000
	-	110,000	120,000	-	$448,800	$489,600
Donna Felch	12/16/10						45,000	$261,000
	-	30,000	40,000	-	$122,400	$163,200
Michael Pope	12/16/10						45,000	$261,000
	-	30,000	40,000	-	$122,400	$163,200
____________________

(1)
These amounts show the range of target and maximum payouts for fiscal 2011 performance under the Company's annual performance award program.  Payouts under the awards would be made only if 100% of unit sale and operating income goals for fiscal 2011 are achieved.  There is an enhanced performance award if achievement reaches 110% of both goals.  The size of the payout is based on the number of units awarded to each participant multiplied by the closing price of our common stock on the last trading day of the fiscal year.  The dollar amounts for the target and maximum awards for each named executive officer in the table are based on the number of units multiplied by the closing price of our common stock on September 30, 2011, which was $4.08 per share.

(2)
For Mr. Parrish and Ms. Felch, represents the grant of 45,000 shares of restricted stock, of which 22,500 shares vest on each of December 16, 2012 and December 16, 2013.  For Mr. Pope, represents the right to receive 22,500 shares on December 16, 2012 and 22,500 shares on December 16, 2013.

(3)
The amounts reflect the grant date fair value of the restricted stock awards granted to Mr. Parrish and Ms. Felch on December 16, 2010 and the right to receive shares of common stock granted to Mr. Pope on December 16, 2010, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R) excluding estimated forfeitures. The stock awards are valued at the closing market price ($5.80) of our common stock on the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR–END

The following table provides information regarding unexercised options, unvested restricted stock and rights to receive stock held by the named executive officers at September 30, 2011.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
O.B. Parrish	464,000	$1.40	04/22/13	45,000	(1)	$183,600	(2)
Donna Felch	-	-	-	75,000	(3)	$306,000	(2)
Michael Pope	-	-	-	75,000	(4)	$306,000	(5)
__________________

(1)	22,500 shares vest on each of December 16, 2012 and December 16, 2013.

(2)	Market value equals the number of shares of restricted stock that have not vested multiplied by the closing price of our common stock on September 30, 2011, which was $4.08 per share.

(3)	30,000 shares vest on December 10, 2011, 22,500 shares vest on December 16, 2012 and 22,500 shares vest on December 16, 2013.

(4)	Represents the right to receive 30,000 shares on December 10, 2011, 22,500 shares on December 16, 2012 and 22,500 shares on December 16, 2013.

(5)
Market value equals the number of shares of our common stock that Mr. Pope has the right to receive multiplied by the closing price of our common stock on September 30, 2011, which was $4.08 per share.

OPTION EXERCISES AND STOCK VESTED

The following table provides information regarding the shares of restricted stock held by, or shares of stock issued pursuant to rights to received stock held by, the named executive officers that vested or were issued during 2011.  No stock options were exercised during fiscal 2011.

	Stock Awards
Name	Number of Shares Acquired on Vesting		Value Realized on Vesting
O.B. Parrish	-		-
Donna Felch	30,000	(1)	$174,000	(2)
Michael Pope	30,000	(3)	$174,000	(4)
__________________

(1)	Shares vested on December 10, 2010.

(2)	Market value equals the number of shares of restricted stock that vested multiplied by the closing price of our common stock on December 10, 2010, which was $5.80 per share.

(3)	Represents shares issued on December 10, 2010 pursuant to the right to receive shares held by Mr. Pope.

(4)	Market value equals the number of shares of the Company's common stock that were issued to Mr. Pope multiplied by the closing price of our common stock on December 10, 2010, which was $5.80 per share.

POTENTIAL PAYMENTS ON TERMINATION AFTER A CHANGE OF CONTROL

Effective October 1, 2005, the Company entered into Amended and Restated Change of Control Agreements with each of O.B. Parrish and Michael Pope, and effective February 8, 2006, the Company entered into a Change of Control Agreement with Donna Felch.  These agreements essentially act as springing employment agreements which provide that, upon a change of control, as defined in the agreement, the Company will continue to employ the executive for a period of three years in the same capacities as prior to the change of control, with an annual base salary equal to 12 times the highest monthly base salary paid during the 12 months prior to the change of control, an annual bonus equal to the higher of (1) the average of the three highest bonuses paid with respect to the five fiscal years prior to the change of control or (2) the bonus paid for the most recent fiscal year prior to the change of control, and other benefits substantially equivalent to what the executive was receiving prior to the change of control, in each case as specified in the agreements.  If the executive is terminated without cause or if he or she resigns for good reason, in each case as defined in the agreements, after the change of control and during the three year employment period, the executive is generally entitled to receive the following benefits:

•	a lump sum payment equal to the three times the executive's base salary;

•
a lump sum payment equal three times the highest of (1) the average of the three highest bonuses paid with respect to the five fiscal years prior to the change of control, (2) the bonus paid for the most recent fiscal year prior to the change of control or (3) the bonus paid or payable for the most recent fiscal year prior to the date of termination of employment;

•	continuation of health and other similar benefits for a period of three years after the termination date; and

•	a "gross-up" payment which will, in general, effectively reimburse the executive for any amounts paid under federal excise taxes relating to change of control benefits.

The terms of the grant agreements for the stock awards granted to the named executive officers also provide for immediate vesting (or, in the case of Mr. Pope, immediate issuance) upon a change of control.

The following table sets forth the compensation that the named executive officers would have been eligible to receive if the applicable named executive officer’s employment had been terminated as of September 30, 2011, under circumstances requiring payment of severance benefits as described above in connection with a change of control as well as the value as of September 30, 2011 of the outstanding unvested stock awards of the named executive officers that would vest upon a change of control (or, in the case of Mr. Pope, be issued).

Name	Salary	Stock Awards (1)	Cash Incentive	Continued Benefits (2)	Excise Tax Gross-Up (3)	Total
O.B. Parrish	$479,832	$183,600	$1,046,500	$116,277	$569,517	$2,395,726
Donna Felch	$599,710	$306,000	$307,500	$103,946	$371,380	$1,688,536
Michael Pope	$547,699	$306,000	$307,500	$27,321	-	$1,188,520
_________________

(1)
Represents the value of the stock awards of 45,000 shares for Mr. Parrish and 75,000 shares for each of Ms. Felch and Mr. Pope multiplied by the closing price of our common stock on September 30, 2011, which was $4.08 per share.

(2)
The benefits consist of health, life and disability coverage for Mr. Parrish, health, life and disability coverage for Ms. Felch, health coverage for Mr. Pope and outplacement services for all three executives.

(3)
Under the change of control agreement of each named executive officer, the Company agrees to make an additional tax gross-up payment to the executive if any amounts paid or payable to the executive would be subject to the excise tax imposed on certain so-called "excess parachute payments" under Section 4999 of the Internal Revenue Code.  Mr. Pope, as a resident of the U.K., is not subject to a similar excise tax.

DIRECTOR COMPENSATION

Overview

In December 2010, the Board of Directors approved a new arrangement to compensate independent directors for their service as Board members.  Independent directors were given an election to receive either a restricted stock grant or quarterly cash compensation.  Each director who elected a restricted stock grant would receive 21,000 shares of restricted stock, vesting in three tranches of 7,000 shares on the first, second and third anniversary of the grant, as compensation for a three year period.  Each director who elected cash would receive a quarterly compensation payment of $7,500.  Four out of five independent directors chose the restricted stock compensation option.  The independent director who chose the cash compensation may change the election after twelve or twenty-four months and receive a proportionate grant of restricted stock.  In addition, in fiscal 2011, Ms. Frank received fees for committee participation and Mr. Bethune received fees for committee participation and for providing special assistance to management in connection with designated projects.

As described below, one of the Company's directors, Mary Ann Leeper, receives compensation as the Company's Senior Strategic Adviser pursuant to an employment agreement, and another director, William R. Gargiulo, Jr. receives consulting fees. They do not receive compensation as directors.

Director Summary Compensation Table

The following table provides information concerning the compensation paid by the Company in fiscal 2011 to each of its directors who are not executive officers of the Company.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation		Total
Mary Ann Leeper	-	$261,000	$189,078	(3)	$450,078
William R. Gargiulo, Jr.	-	-	$60,000	(3)	$60,000
David R. Bethune	$33,000	$121,800	-		$154,800
Stephen M. Dearholt	-	$121,800	-		$121,800
Mary Margaret Frank	$31,500	-	-		$31,500
Michael R. Walton	-	$121,800	-		$121,800
Richard E. Wenninger	-	$121,800	-		$121,800
__________________

(1)
The amount in this column for Mr. Bethune represents $8,000 of fees paid for committee participation and $25,000 of fees paid for providing special assistance to management in connection with designated projects.  The amount in this column for Ms. Frank represents $9,000 of fees paid for committee participation and $22,500 of fees paid pursuant to her election to receive board compensation in fiscal 2011 in the form of cash.

(2)
The amount for Mary Ann Leeper reflect the grant date fair value of the restricted stock awards granted to  her on December 16, 2010, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R) excluding estimated forfeitures. The stock award is valued at the closing market price ($5.80) of our common stock on the date of grant. The amounts for David R. Bethune, Stephen M. Dearholt, Michael R. Walton and Richard E. Wenninger reflect the grant date fair value of the restricted stock awards granted to the directors who elected to receive board compensation in the form of stock, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R) excluding estimated forfeitures.  The stock awards are valued at the closing market price ($5.80) of our common stock on the date of grant.

(3)
The amount of "All Other Compensation" for Dr. Leeper consists of salary of $171,112 as well as $5,133 in matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and $12,833 of premiums paid by the Company for term life insurance and disability insurance under which Dr. Leeper or her designee is the beneficiary.  Dr. Leeper is employed as a Senior Strategic Advisor and she participates as a member of the Executive Operation Committee. Dr. Leeper's compensation is for the execution of these responsibilities. She does not receive compensation for her role as a director of the Company. Mr. Gargiulo is a consultant to the Company and serves as the Corporate Secretary.  In this role, he is responsible for scheduling all board and board committee meetings and distribution of material and preparation and approval of minutes for each meeting.  In addition, he is responsible for the Company's relationship with its transfer agent and the issuance of shares.  Mr. Gargiulo also assists Ms. Felch with investor relations.  Mr. Gargiulo's compensation for the execution of these responsibilities was $60,000.  He does not receive compensation for being a director of the Company.

As of September 30, 2011, the directors who are not executive officers of the Company held the following number of stock options and shares of unvested restricted stock:

	Option Awards			Unvested
Name	Vested	Unvested		Stock Awards
Mary Ann Leeper	790,000	-		75,000	(1)
William R. Gargiulo, Jr.	-	-		-
David R. Bethune	193,333	6,667	(2)	21,000	(3)
Stephen M. Dearholt	193,333	6,667	(2)	21,000	(3)
Mary Margaret Frank	53,333	6,667	(2)	-
Michael R. Walton	23,333	6,667	(2)	21,000	(3)
Richard E. Wenninger	83,333	6,667	(2)	21,000	(3)
_________________

(1)	30,000 shares vest on December 24, 2011, 22,500 shares vest on December 16, 2012 and 22,500 shares vest on December 16, 2013.

(2)	833 shares vest on the 29th day of each month until May 29, 2012.

(3)	7,000 shares vest on each of December 16, 2011, December 16, 2012 and December 16, 2013.

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

Ms. Leeper and Mr. Gargiulo also participate in the Company's annual performance award program, with cash incentives payable to them based on the same corporate performance goals as the named executive officers.  See "Compensation Discussion and Analysis" for additional information regarding the program.  For fiscal 2011, Ms. Leeper was eligible for an award of 30,000 units for target performance and 40,000 units for maximum performance and Mr. Gargiulo was eligible for an award of 20,000 units for target performance and 22,000 units for maximum performance. Since the fiscal 2011 goals were not met, Ms. Leeper and Mr. Gargiulo did not earn cash payouts under the performance award program for fiscal 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of common stock as of December 1, 2011 with respect to (a) each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of the common stock subject to options that are either currently exercisable or exercisable within 60 days of December 1, 2011 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The table lists applicable percentage ownership based on 27,877,839 shares outstanding as of December 1, 2011.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent
Soros Fund Management LLC (2)	1,404,931	5.0%
Duke University (3)	1,408,229	5.1%
Bares Capital Management (4)	2,791,814	10.0%
O.B. Parrish (5)	1,319,101	4.7%
William R. Gargiulo, Jr. (6)	100,000	*
Mary Ann Leeper, Ph.D. (7)	1,059,500	3.7%
Stephen M. Dearholt (8)	3,127,845	11.1%
David R. Bethune (9)	180,332	*
Michael R. Walton (10)	421,723	1.5%
Richard E. Wenninger (11)	2,463,838	8.8%
Mary Margaret Frank (12)	77,629	*
Michael Pope (13)	74,797	*
Donna Felch (14)	172,500	*
All directors and executive officers	8,997,265	30.5%
as a group (10 persons) (5)(6)(7)(8)(9)(10)(11)(12)(13)(14)
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

(3)
Duke University filed a Schedule 13G dated June 27, 2011 reporting that as of June 27, 2011, Duke University beneficially owned 1,408,229 shares of common stock, with sole voting and dispositive power over 664,683 shares of common stock and shared voting and dispositive power over 743,546 shares of common stock.  The 743,546 shares over which Duke University has shared voting and dispositive power consist of (a) 370,148 shares of common stock held by The Duke Endowment, (b) 177,074 shares of common stock held by Employees’ Retirement Plan of Duke University and (c) 196,324 shares of common stock held by Duke University Health System, Inc.  DUMAC, LLC makes investment decisions for each of Duke University, The Duke Endowment, Duke University Health System, Inc., and the Employees’ Retirement Plan of Duke University and has shared voting and dispositive power over the shares held by such entities.  Beneficial ownership of the shares of common stock beneficially owned by Duke University, The Duke Endowment, Duke University Health System, Inc., the Employees’ Retirement Plan of Duke University and DUMAC, LLC is also reflected in the Schedule 13G filed by Bares Capital Management, Inc. as described in note 4 below.  The address of Duke University is c/o DUMAC, LLC, 406 Blackwell Street, Suite 300, Durham, North Carolina 27701.

(4)
Bares Capital Management, Inc. filed a Schedule 13G dated June 6, 2011 reporting that as of June 6, 2011, Bares Capital Management, Inc. beneficially owned 2,791,814 shares of common stock, with sole voting and dispositive power over 105,557 shares of common stock and shared voting and dispositive power over 2,686,257 shares of common stock.  The address of Bares Capital Management, Inc. is 221 W 6th Street, Suite 1225, Austin, Texas 78701.

(5)
Includes 233,501 shares owned by Phoenix of Illinois. Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix of Illinois. Also includes 621,600 shares of common stock owned directly by Mr. Parrish and 464,000 shares of common stock subject to stock options held by Mr. Parrish.  220,000 of the shares owned directly by Mr. Parrish have been pledged by Mr. Parrish to a bank to secure a personal loan.

(6)	Consists of 100,000 shares of common stock owned directly by Mr. Gargiulo.

(7)	Consists of 269,500 shares of common stock owned directly by Dr. Leeper and 790,000 shares of common stock subject to stock options held by Dr. Leeper.

(8)
Includes 2,344,216 shares of common stock owned directly by Mr. Dearholt. Also includes 125,150 shares of common stock held in a self-directed IRA, 61,812 shares of common stock held by the Mary C. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling, and 400,000 shares of common stock held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 461,812 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock. Also includes 196,667 shares of common stock subject to stock options.

(9)	Consists of 177,415 shares of common stock owned directly by Mr. Bethune and 2,917 shares of common stock subject to stock options held by Mr. Bethune.

(10)	Consists of 395,056 shares of common stock owned directly by Mr. Walton and 26,667 shares of common stock subject to stock options held by Mr. Walton.

(11)
Consists of (a) 976,145 shares of common stock owned directly by Mr. Wenninger, (b) 29,248 shares of common stock held by Mr. Wenninger’s spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 1,121,778 shares of common stock held by a trust of which Mr. Wenninger is trustee and a beneficiary, (d) 250,000 shares of common stock held by a charitable remainder trust of which Mr. Wenninger is a trustee and Mr. Wenninger and his spouse are beneficiaries (Mr. Wenninger disclaims beneficial ownership except to the extent of his pecuniary interest therein), and (e) 86,667 shares of common stock subject to stock options.

(12)	Consists of 20,962 shares of common stock owned directly by Dr. Frank and 56,667 shares of common stock subject to stock options held by Dr. Frank.

(13)	Consists of 74,797 shares of common stock owned directly by Mr. Pope.

(14)	Consists of 172,500 shares of common stock owned directly by Ms. Felch.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2011, for the Company's equity compensation plans and arrangements. The plans and arrangements dated prior to July 2007 were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.  In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2,000,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan.

Equity Plan Category	Number of Common Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants, and Rights		Number of Weighted- Average Exercise Price Of Outstanding Options, Warrants, And Rights	Common Shares Available For Future Issuance Under Compensation Plans
Equity compensation plans approved by shareholders	246,750	(1)	$4.25	1,306,318
Equity compensation plans not approved by shareholders	1,764,000		$1.40	-
Total	2,010,750		$1.75	1,306,318
______________
(1)      Includes rights to receive a total of 96,750 shares contingent on continued employment.

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

In July 2006, the Company issued 200,000 warrants to purchase shares of common stock to a consultant in part for payment to assist in evaluating strategic growth opportunities.  In fiscal 2009, 90,000 warrants were exercised, leaving 110,000 outstanding as of September 30, 2009.  In fiscal year 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 23,085 shares of common stock, leaving 80,000 outstanding as of September 30, 2011. These warrants have an exercise price of $1.30 per share and expire on July 10, 2016.

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
Parrish, Mary Ann Leeper and William R. Gargiulo, Jr.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and non-audit services rendered by the Company's independent auditors, McGladrey & Pullen, LLP, during fiscal 2011 and 2010:

Service Type	2011	2010
Audit Fees (1)	$304,657	$307,741
Audit-Related Fees (2)	-	4,035
Tax Fees (3)	46,665	14,343
All Other Fees	-	-
Total Fees	$351,322	$326,119

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2011 and 2010; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)	Consists of costs incurred for consultation on various accounting matters in support of the Company's financial statements and comment letters from the SEC.

(3)	Consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

The Audit Committee of the Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of McGladrey & Pullen, LLP.

The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by the Company's independent auditors. The Audit Committee has delegated its pre-approval authority to the Chairperson of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the Chairperson of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or Chairperson of the Audit Committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors.

Each new engagement of the Company's independent auditors to perform non-audit services set forth in the table above has been approved in advance by the Audit Committee or the Chairperson of the Audit Committee pursuant to the foregoing procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.        Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2011 and 2010

Consolidated Statements of Income for the Years Ended September 30, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC  are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.           Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (5)

3.6	Amended and Restated By-Laws of the Company. (6)

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).

10.1	Trademark License Agreement for Reality Trademark. (7)

10.2	Outside Director Stock Option Plan. (8)

10.3	1997 Stock Option Plan, as amended. (9)

10.4	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005. (10)

10.5	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005. (10)

10.6	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005. (10)

10.7	Change of Control Agreement between the Company and Donna Felch dated February 8, 2006. (11)

10.8	Employment Agreement between the Company and Mary Ann Leeper dated effective as of May 1, 2006. (12)

10.9	The Female Health Company 2008 Stock Incentive Plan. (13)

10.10	Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan. (14)

10.11	Second Amended and Restated Loan Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (15)

10.12	Commercial Security Agreement, dated as of July 20, 2004, between the Company and Heartland Bank. (16)

10.13	First Amendment to Commercial Security Agreement, dated as of July 1, 2010, between the Company and Heartland Bank. (17)

10.14	Second Amendment to Commercial Security Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (15)

10.15	Form of Promissory Note for up to $2,000,000 from the Company to Heartland Bank. (16)

10.16	Share Charge, dated as of August 30, 2011, between the Company and Heartland Bank.

21	Subsidiaries of Registrant.

23.1	Consent of McGladrey & Pullen, LLP.

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (18)

101
The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on October 19, 1999.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on September 21, 2000.

(3)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(4)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(5)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(6)	Incorporated herein by reference to the Company's Registration Statement on Form S-18, filed on May 25, 1990.

(7)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(8)	Incorporated herein by reference to the Company's Form S-1 Registration Statement filed on April 23, 1996.

(9)	Incorporated herein by reference to the Company's Form S-8 Registration Statement filed on March 26, 2010.

(10)	Incorporated herein by reference to the Company's September 30, 2005 Form 10-KSB.

(11)	Incorporated herein by reference to the Company's Form 8-K filed on February 8, 2006.

(12)	Incorporated hereby by reference to the Company's Form 8-K/A filed on February 21, 2006.

(13)	Incorporated hereby by reference to the Company's Form 8-K filed on March 31, 2008.

(14)	Incorporated herein by reference to the Company's September 30, 2009 Form 10-K.

(15)	Incorporated by reference to the Company's June 30, 2011 Form 10-Q

(16)	Incorporated by reference to the Company's March 31, 2010 Form 10-Q

(17)	Incorporated herein by reference to the Company's June 30, 2010 Form 10-Q.

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

Date:  December 2, 2011
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

Signature	Title	Date

/s/ O.B. Parrish O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 2, 2011

______________________ Mary Ann Leeper, Ph.D.	Director	December 2, 2011

/s/ Donna Felch Donna Felch	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	December 2, 2011

/s/ William R. Gargiulo	Secretary and Director	December 2, 2011
William R. Gargiulo

/s/ David R. Bethune	Director	December 2, 2011
David R. Bethune

______________________	Director	December 2, 2011
Stephen M. Dearholt

/s/ Michael R. Walton	Director	December 2, 2011
Michael R. Walton

______________________	Director	December 2, 2011
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 2, 2011
Mary Margaret Frank

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of September 30, 2011, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report.  See  ”Report of Independent Registered Public Accounting Firm,” which appears on pages F-2 and F-3 of this report.

December 2, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the three-year period ended September 30, 2011.  We also have audited The Female Health Company and Subsidiaries' internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Female Health Company and Subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Female Health Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP
Chicago, Illinois
December  2, 2011

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash	$4,249,324	$2,918,776
Certificate of deposit	63,875	-
Restricted cash	4,526	4,578
Accounts receivable, net of allowance for doubtful accounts 2011 $10,000 and 2010 $39,805	2,305,473	4,460,517
Income tax receivable	-	28,179
Inventories	2,026,528	2,194,330
Prepaid expenses and other current assets	297,267	284,948
Deferred income taxes	800,000	1,900,000
TOTAL CURRENT ASSETS	9,746,993	11,791,328

Other Assets	116,360	178,713

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	3,766,924	3,720,637
Less accumulated depreciation and amortization	(1,787,486)	(1,322,577)
Property, plant and equipment, net	1,979,438	2,398,060

Deferred income taxes	7,600,000	4,000,000

TOTAL ASSETS	$19,442,791	$18,368,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,076,994	$586,596
Accrued expenses and other current liabilities	846,591	906,994
Accrued compensation	369,825	444,843
TOTAL CURRENT LIABILITIES	2,293,410	1,938,433

Obligations under capital leases	-	12,999
Deferred rent	101,133	-
Deferred grant income	107,481	132,312
Deferred income taxes	188,177	152,227
TOTAL LIABILITIES	2,690,201	2,235,971

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Convertible preferred stock, Class A Series 1, par value $.01 per share; authorized 5,000,000 shares; no shares issued and outstanding in 2011 and 2010.	-	-
Convertible preferred stock, Class A Series 3, par value $.01 per share; authorized 700,000 shares; no shares issued and outstanding in 2011 and 2010.	-	-
Convertible preferred stock, Class B, par value $.50 per share; authorized 15,000 shares; no shares issued and outstanding in 2011 and 2010.	-	-
Common Stock, par value $.01 per share; authorized 38,500,000 shares; issued 29,649,003 and 29,367,503 shares, and 27,734,174 and 27,458,424 shares outstanding in 2011 and 2010, respectively.	296,490	293,675
Additional paid-in capital	68,117,382	67,313,616
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(44,697,131)	(44,544,073)
Treasury stock, at cost, 1,914,829 and 1,909,079 shares of common stock in 2011 and 2010, respectively	(6,382,632)	(6,349,569)
TOTAL STOCKHOLDERS’ EQUITY	16,752,590	16,132,130
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,442,791	$18,368,101

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2011, 2010 and 2009

	2011	2010	2009

Product sales	$18,516,091	$22,188,092	$27,383,165
Royalty income	49,011	33,863	160,176
Net revenues	18,565,102	22,221,955	27,543,341

Cost of sales	8,699,912	9,297,136	14,025,523

Gross profit	9,865,190	12,924,819	13,517,818

Operating expenses:
Advertising and promotion	332,764	220,181	191,153
Selling, general and administrative	6,226,155	6,425,175	7,006,111
Research and development	10,929	381	105,916
Restructuring costs	-	1,929,922	1,496,624
Total operating expenses	6,569,848	8,575,659	8,799,804

Operating income	3,295,342	4,349,160	4,718,014

Non-operating (expense) income:
Interest and other income (loss)	(2,109)	29,168	55,984
Foreign currency transaction (loss) gain	(61,258)	(154,196)	276,113
Total non-operating (expense) income	(63,367)	(125,028)	332,097

Income before income taxes	3,231,975	4,224,132	5,050,111

Income tax benefit	(2,167,076)	(2,512,946)	(1,485,268)

Net income	5,399,051	6,737,078	6,535,379

Preferred dividends, Class A, Series 3	-	-	79,717

Net income attributable to common stockholders	$5,399,051	$6,737,078	$6,455,662

Net income per basic common share outstanding	$0.20	$0.25	$0.25

Basic weighted average common shares outstanding	27, 287,342	26,981,275	25,651,915

Net income per diluted common share outstanding	$0.19	$0.24	$0.24

Diluted weighted average common shares outstanding	28,971,011	28,545,391	27,806,832

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 2011, 2010 and 2009

	Class A	Class A					Accumulated
	Series 3	Series 1	Preferred			Additional	Other		Cost of
	Preferred	Preferred	Stock	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Shares	Amount	Capital	Loss	Deficit	Stock	Total

Balance at September 30, 2008	$3,076	$-	$-	27,112,908	$271,129	$65,366,130	$(162,705)	$(53,598,971)	$(2,169,457)	$9,709,202

Share-based compensation	-	-	-	173,250	1,733	297,430	-	-	-	299,163
Issuance of 67,524 shares of Common Stock upon Warrants cashless exercised	-	-	-	67,524	675	(675)	-	-	-	-
Issuance of 400,000 shares of Common Stock upon exercise of Warrants	-	-	-	400,000	4,000	285,000	-	-	-	289,000
Issuance of 320,980 shares of Common Stock for option exercised	-	-	-	320,980	3,210	446,162	-	-	-	449,372
Issuance of 500 shares of Common Stock	-	-	-	500	5	1,855	-	-	-	1,860
Issuance of 307,604 shares of Common Stock upon conversion of 307,604 shares Preferred Stock S3	(3,076)	-	-	307,604	3,076	-	-	-	-	-
Stock repurchase – Total 1,002,805 Treasury Shares	-	-	-	-	-	-	-	-	(3,831,054)	(3,831,054)
Preferred Stock dividends	-	-	-	-	-	-	-	(79,717)	-	(79,717)
Net income	-	-	-	-	-	-	-	6,535,379	-	6,535,379
Foreign currency translation adjustment	-	-	-	-	-	-	(418,814)	-	-	(418,814)
Comprehensive income	-	-	-	-	-	-	-	-	-	6,116,565
Balance at September 30, 2009	$-	$-	$-	28,382,766	$283,828	$66,395,902	$(581,519)	$(47,143,309)	$(6,000,511)	12,954,391

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2011, 2010 and 2009

	Class A	Class A					Accumulated
	Series 3	Series 1	Preferred			Additional	Other		Cost of
	Preferred	Preferred	Stock	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Shares	Amount	Capital	Loss	Deficit	Stock	Total

Balance at September 30, 2009 (balance forward)	$-	$-	$-	28,382,766	$283,828	$66,395,902	$(581,519)	$(47,143,309)	$(6,000,511)	$12,954,391

Share-based compensation	-	-	-	38,932	389	357,432	-	-	-	357,821
Issuance of 110,000 shares of Common Stock for options exercised	-	-	-	110,000	1,100	156,800	-	-	-	157,900
Issuance of 186,220 shares of Common Stock for 325,000 options exercised cashless	-	-	-	186,220	1,862	(315,622)	-	-	-	(313,760)
Issuance of 626,500 shares of Common Stock for warrants exercised	-	-	-	626,500	6,265	719,335	-	-	-	725,600
Issuance of 23,085 shares of Common Stock for 30,000 warrants exercised cashless	-	-	-	23,085	231	(231)	-	-	-	-
Stock repurchase – Total 65,274 Treasury Shares	-	-	-	-	-	-	-	-	(349,058)	(349,058)
Common Stock Dividends	-	-	-	-	-	-	-	(4,137,842)	-	(4,137,842)
Net income and comprehensive income	-	-	-	-	-	-	-	6,737,078	-	6,737,078
Balance at September 30, 2010	$-	$-	$-	29,367,503	$293,675	$67,313,616	$(581,519)	$(44,544,073)	$(6,349,569)	$16,132,130

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2011, 2010 and 2009

	Class A	Class A					Accumulated
	Series 3	Series 1	Preferred			Additional	Other		Cost of
	Preferred	Preferred	Stock	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Stock	Stock	Class B	Shares	Amount	Capital	Loss	Deficit	Stock	Total

Balance at September 30, 2010 (balance forward)	$-	$-	$-	29,367,503	$293,675	$67,313,616	$(581,519)	$(44,544,073)	$(6,349,569)	$16,132,130

Share-based compensation	-	-	-	281,500	2,815	803,766	-	-	-	806,581
Stock repurchase – Total 5,750 Treasury Shares	-	-	-	-	-	-	-	-	(33,063)	(33,063)
Common Stock Dividends	-	-	-	-	-	-	-	(5,552,109)	-	(5,552,109)
Net income and comprehensive income	-	-	-	-	-	-	-	5,399,051	-	5,399,051
Balance at September 30, 2011	$-	$-	$-	29,649,003	$296,490	$68,117,382	$(581,519)	$(44,697,131)	$(6,382,632)	$16,752,590

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2011, 2010 and 2009

	2011	2010	2009
OPERATIONS
Net income	$5,399,051	$6,737,078	$6,535,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464,909	466,544	268,382
Amortization of deferred gain on sale and leaseback of building	-	(657,605)	(88,367)
Amortization of deferred income from grant - BLCF	(24,831)	(24,831)	(24,198)
Provision for obsolete inventory	177,726	(2,066)	68,896
Provision for bad debts	6,036	-	(1,108)
Interest added to certificate of deposit	(3,223)	(2,613)	(2,709)
Share-based compensation	796,453	471,811	373,776
Deferred income taxes	(2,464,050)	(2,538,624)	(1,597,552)
Loss on disposal of fixed assets	-	8,145	6,739
Changes in operating assets and liabilities:
Accounts receivable	2,149,008	3,345,490	(1,293,753)
Income tax receivable	28,179	39,927	(66,369)
Inventories	(9,924)	(989,201)	(88,127)
Prepaid expenses and other assets	(10,618)	56,175	(48,795)
Accounts payable	490,398	(15,600)	44,476
Accrued expenses and other current liabilities	(30,959)	(2,902,775)	1,660,444
Net cash provided by operating activities	6,968,155	3,991,855	5,747,114

INVESTING ACTIVITIES
Decrease in restricted cash	52	100,496	106,799
Proceeds from disposal of fixed assets	-	-	32,079
Capital expenditures	(46,287)	(51,133)	(1,643,593)
Net cash provided by (used in) investing activities	(46,235)	49,363	(1,504,715)

FINANCING ACTIVITIES
Payments on capital lease obligations	(12,999)	(29,279)	(39,448)
Proceeds from exercise of stock options	-	157,900	449,372
Proceeds from exercise of common stock warrants	-	725,600	289,000
Proceeds from issuance of common stock	-	-	1,860
Purchases of common stock for treasury shares	(33,063)	(349,058)	(3,831,054)
Taxes paid in lieu of shares	-	(313,760)	-
Dividends paid on preferred stock	-	-	(104,785)
Dividends paid on common stock	(5,545,310)	(4,124,042)	-
Net cash used in financing activities	(5,591,372)	(3,932,639)	(3,235,055)

Effect of exchange rate changes on cash	-	-	(119,295)

Net increase in cash	1,330,548	108,579	888,049
Cash at beginning of year	2,918,776	2,810,197	1,922,148

CASH AT END OF YEAR	$4,249,324	$2,918,776	$2,810,197

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes paid	57,148	111,929	133,914

Schedule of noncash financing and investing activities:
Dividends declared (unpaid dividends on restricted stock)	16,100	13,800	-
Reduction of accrued expense upon issuance of shares	221,970	92,180	72,688
Capital lease obligations incurred for the purchase of equipment	-	-	45,808
Foreign currency translation adjustment	-	-	(418,814)
Fixed asset additions in accounts payable at year end	-	-	86,104

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public health sector markets in 120 countries. The product is marketed directly to consumers in 14 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days sales outstanding has averaged approximately 45 days.  Over the past five years, the Company’s bad debt expense has been less than .04% of sales.

Use of estimates:  The preparation of financial statements requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Significant accounting estimates include the allowance for doubtful accounts, reserve for inventory obsolescence, deferred income tax valuation allowance and value of equity-based compensation. Actual results may differ from those estimates.

Cash concentration: The Company’s cash is maintained primarily in three financial institutions, one located in Clayton, Missouri, one located in London, England and the other in Kuala Lumpur, Malaysia.

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. As of September 30, 2011, the $2,305,473 accounts receivable balance was comprised of $2,287,172 trade receivables and $18,301 other receivables, compared to an accounts receivable balance of $4,460,517 as of September 30, 2010, which was comprised of $4,450,598 trade receivables and $9,919 in other receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are written off when deemed uncollectible.  The table below sets forth the components of the allowance for doubtful accounts for the years ended September 30:

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies – continued

Year	Balance at October 1	Provision Charges to Expenses	Write offs/Recoveries	Balance at September 30
2009	$ 47,563	$ (1,108)	$ (6,650)	$ 39,805
2010	$ 39,805	$ -	$ -	$ 39,805
2011	$ 39,805	$ 6,036	$(35,841)	$ 10,000

Recoveries of accounts receivable previously written off are recorded when received. The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute the female condom for use in HIV/AIDS prevention programs. In fiscal year 2011, 2010 and 2009 significant customers were John Snow, Inc., facilitator of USAID I DELIVER project, and UNFPA. No other single customer accounted for more than 10% of unit sales during that period.

	Percentage of Unit Sales
Significant Customers:	2011	2010	2009
John Snow, Inc. (USAID I DELIVER)	26%	33%	34%
UNFPA	25%	37%	25%
Total Percentage of Unit Sales	51%	70%	59%

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

Foreign currency translation and operations: In accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, the Company considered various economic factors (i.e., cash flow, sales price, sales market, expenses, financing, intercompany transactions and arrangements), both individually and collectively, in determining the functional currency of its subsidiaries.  The Company’s first generation product, the FC1 female condom, was produced by its U.K. subsidiary in its London manufacturing facility.  FC1’s sales were denominated in both U.S. dollars and British pounds sterling.  The Company’s second generation product, the FC2 female condom, is manufactured by the U.K. subsidiary’s Malaysia subsidiary in Kuala Lumpur.  Unlike the first generation product, FC2 sales have been denominated only in U.S. dollars. Prior to October 1, 2009, each subsidiary’s functional currency was its respective local currency (British pound sterling and Malaysian ringgit).  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of the subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of FC1 production, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The Company recognized foreign currency transaction income (loss) of $(61,258), $(154,196), $276,113 for the years ended September 30, 2011, 2010 and 2009, respectively. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $581,519 as of September 30, 2011, 2010 and 2009. Assets located outside of the United States totaled approximately $7,700,000, $7,100,000 and $8,700,000 at September 30, 2011, 2010 and 2009, respectively.

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

Patents and trademarks:  FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, Japan, The People’s Republic of China, Greece, Turkey and Spain.  Patent applications for  FC2 are pending in various other countries around the world through the Patent Cooperation Treaty. The patents cover the key aspects of the second generation female condom, FC2, including its overall design and manufacturing process.  There can be no assurance that these patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

The Company currently does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis. Substantially all of the Company’s cash and cash equivalents, as well as restricted cash, are held in demand deposits with its bank. The Company has no financial instruments for which the carrying value is materially different than fair value.

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2011, 2010 and 2009 were approximately $11,000, $400 and $106,000, respectively.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies – continued

Revenue recognition:  The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.  The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, HLL.  Such revenue appears as royalty income on the Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009, and is recognized in the period in which the sale is made by HLL.

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

Advertising:  The Company's policy is to expense advertising and promotion costs as incurred. Advertising and promotion costs were $332,764, $220,181 and $191,153 for the years ended September 30, 2011, 2010 and 2009, respectively.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies – continued

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Prior to October 1, 2009, translation gains and losses on the intercompany trade accounts were recognized in the consolidated statement of income. Included in foreign currency transaction gains for the year ended September 30, 2009, is approximately $302,000 of translation gains on the intercompany trade account, based on the timing of inventory purchases as well as the variability in exchange rates.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  In fiscal 2011 and 2010, comprehensive income is equivalent to the reported net income.

Reclassifications: Certain items in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

	Year Ended September 30,
Denominator	2011	2010	2009
Weighted average common shares outstanding - basic	27,287,342	26,981,275	25,651,915
Net effect of dilutive securities:
Options	1,243,222	1,292,919	1,405,169
Warrants	59,197	60,947	526,566
Unvested restricted shares	381,250	210,250	223,182
Total net effect of dilutive securities	1,683,669	1,564,116	2,154,917
Weighted average common shares outstanding - diluted	28,971,011	28,545,391	27,806,832
Income per common share – basic	$0.20	$0.25	$0.25
Income per common share – diluted	$0.19	$0.24	$0.24

All the outstanding warrants and stock options were included in the computation of diluted net income per share for the years ended September 30, 2011, 2010 and 2009.

Note 3.        Inventories

The components of inventory consist of the following at September 30, 2011 and 2010:

	2011	2010
Raw material	$435,947	$528,423
Work in process	64,149	65,685
Finished goods	1,602,384	1,615,686
Inventory, gross	2,102,480	2,209,794
Less: inventory reserves	(75,952)	(15,464)
Inventory, net	$2,026,528	$2,194,330

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.        Inventories - continued

The change in the inventory reserve for the years ended September 30 is as follows:

Year	Balance at October 1	Charged to Costs and Expenses	Write-offs	Balance at September 30
2009	$ 42,546	$ 68,896	$ (15,868)	$ 95,574
2010	$ 95,574	$ (2,066)	$ (78,044)	$ 15,464
2011	$ 15,464	$ 177,726	$ (117,237)	$ 75,952

Note 4.        Revolving Lines of Credit

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”) to extend the term of the Company’s revolving line of credit to August 1, 2012 and revise the structure of the revolving line of credit. The previous structure consisted of a revolving note for up to $1,000,000 with borrowings limited to 50% of eligible accounts receivable and a revolving note for up to $1,000,000 with borrowings limited to the amount of a supporting letter of credit issued by The World Bank or another issuer of equivalent credit quality approved by the Bank. The new structure consists of a single revolving note for up to $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% to 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate (3.25% at September 30, 2011) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at either September 30, 2011 or 2010.

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

Through June 2010, the Company leased 40,000 square feet of office, manufacturing and warehouse space in London, England (Note 13).  Beginning in June 2010, the Company began leasing 6,400 square feet of office space located in London, England. The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015 by giving the landlord no less than six months prior notice in writing. The lease requires quarterly payments of approximately $13,500 through December 2011 and quarterly payments of approximately $27,000 from January 2012 through June 2015.  The lease stipulates that after 5 years (June 2015) the principal rent will be reviewed and adjusted to the higher of the principal rent immediately prior to the review date or the market rate. Per the terms of the lease agreement, the Company was also required to make a security deposit equivalent to six months’ rent (approximately $66,000).

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.        Operating Leases and Rental Expense – continued

The Company leases 16,000 square feet of manufacturing space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $13,000 through August 2013 and may be renewed at the option of the Company for an additional three year term.  The Company also leases 11,000 square feet of warehouse space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $4,000 through February 2012 and may be renewed at the option of the Company for an additional one year term.

The Company also leases equipment under a number of lease agreements which expire at various dates through June 2015.  The aggregate monthly rental was $491 at September 30, 2011. Details of operating lease expense, including real estate taxes and insurance, for the years ended September 30, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Factory and office leases	$414,380	$403,955	$871,235
Other	5,887	1,414	52,872
Total	$420,267	$405,369	$924,107

The Company is party to several leases classified as capital leases which, in the aggregate, require monthly payments of $1,458 through March 2012.

Future minimum payments under leases consisted of the following as of September 30, 2011:

	Operating	Capital
	leases	leases
2012	$316,980	$13,361
2013	302,979	-
2014	210,065	-
2015	212,614	-
2016	214,194	-
Thereafter	341,214	-
Total minimum lease payments	$1,598,046	13,361
Less amounts representing interest		(745)
Present value of net minimum lease payments		12,616
Less current obligations, included in accrued expenses and other		(12,616)
Long-term obligations		$-

Note 6.        Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating loss and tax credit carryforwards.

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent five years for each tax jurisdiction.

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

Income before income taxes for the years ended September 30, 2011, 2010 and 2009, was taxed by the following jurisdictions.

	2011	2010	2009
Domestic	$1,638,572	$2,676,258	$2,476,671
Foreign	1,593,403	1,547,874	2,573,440
Total	$3,231,975	$4,224,132	$5,050,111

A reconciliation of income tax benefit and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the years ended September 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Income tax expense at statutory rates	$1,099,000	$1,436,000	$1,717,000
State income tax, net of federal benefits	192,000	223,000	267,000
Effect of AMT expense	28,178	6,000	112,284
Non-deductible expenses	(12,000)	305,000	33,000
Effect of foreign income tax	(221,501)	(206,773)	-
Utilization of NOL carryforwards	(973,753)	(1,087,173)	(1,331,552)
Decrease in valuation allowance	(2,279,000)	(3,189,000)	(2,283,000)
Income tax benefit	$(2,167,076)	$(2,512,946)	$(1,485,268)

As of September 30, 2011, the Company had federal and state net operating loss carryforwards of approximately $29,741,000 and $15,012,000, respectively, for income tax purposes expiring in years 2012 to 2027.  The Company's U.K. subsidiary, The Female Health Company - UK, plc has U.K. net operating loss carryforwards of approximately $68,476,000 as of September 30, 2011, which can be carried forward indefinitely to be used to offset future U.K. taxable income. The Company's Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has no net operating loss carryforwards as of September 30, 2011.

The Female Health Company (M) SDN BHD, has been granted Pioneer Status in Malaysia. The Pioneer Status is a tax incentive program that permanently exempts a portion of entity’s income from tax.  In fiscal year 2011, the Pioneer Status exempted approximately $536,000 of the entity’s income from tax, resulting in a tax savings of nearly $134,000. The Pioneer Status, which the Company elected in FY2011, is valid through fiscal year 2012.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.        Income Taxes – continued

The federal and state income tax provision (benefit) for the years ended September 30, 2011, 2010 and 2009 is summarized below:

	2011	2010	2009
Deferred – U.S.	$(3,442,000)	$(1,210,000)	$(508,000)
Deferred – U.K.	942,000	(1,480,851)	(1,089,552)
Deferred – Malaysia	35,950	152,227	-
Current – U.S.	226,178	25,678	112,284
Current – Malaysia	70,796	-	-
Income tax benefit	$(2,167,076)	$(2,512,946)	$(1,485,268)

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2011 and 2010:

Deferred Tax Assets	2011	2010
Federal net operating loss carryforwards	$10,112,000	$11,734,000
State net operating loss carryforwards	1,426,000	2,225,000
AMT credit carryforward	111,000	109,000
Foreign net operating loss carryforwards – U.K.	18,489,000	18,654,000
Foreign capital allowance – U.K.	247,000	296,000
Foreign net operating loss carryforwards – Malaysia	-	31,000
Other, net	60,000	(377,000)
Gross deferred tax assets	30,445,000	32,672,000
Valuation allowance for deferred tax asset	(22,045,000)	(26,741,000)
Net deferred tax assets	8,400,000	5,931,000
Deferred Tax Liabilities:
Foreign capital allowance – Malaysia	(188,177)	(183,227)
Net deferred tax asset	$8,211,823	$5,747,773

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2011	2010
Current assets – U.S.	$662,000	$997,000
Current assets – U.K.	138,000	903,000
Long-term assets – U.S.	5,938,000	2,161,000
Long-term assets – U.K	1,662,000	1,839,000
Long-term liability – Malaysia	(188,177)	(152,227)
	$8,211,823	$5,747,773

The change in the valuation allowance for deferred tax assets for the years ended September 30 is as follows:

Year	Balance at October 1	Charged to Costs and Expenses	Deductions/Other	Balance at September 30
2009	$ 39,367,000	$ (1,500,000)	$ (5,527,000)	$ 32,340,000
2010	$ 32,340,000	$ (2,800,000)	$ (2,799,000)	$ 26,741,000
2011	$ 26,741,000	$ (2,500,000)	$ (2,196,000)	$22,045,000

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.        Income Taxes – continued

The valuation allowance decreased by $4,696,000, $5,599,000 and by $7,027,000 for the years ended September 30, 2011, 2010 and 2009, respectively. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock, the public offering of common stock and the exercise of common stock warrants and options may subject the Company to annual limitations on the utilization of its net operating loss carryforward.   Under the Inland Revenue statutes, certain triggering events may subject the Company to limitations on the utilization of its net operating loss carryforward in the U.K. As of September 30, 2011, management does not believe any limitations have occurred.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 developed a two-step process to evaluate a tax position and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. Federal and Illinois and Virginia State tax returns:

•	For the U.S., a tax return may be audited any time within 3 years from filing date. The U.S. open tax years are for fiscal years 2009 and 2010, which expire in 2013 and 2014, respectively.

•	For Malaysia, a tax return may be audited any time within 6 years from filing date. The Malaysia open tax years are for 2007 through 2010, which expire in 2015 - 2017.

•
For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period).   The U.K. open tax year is for 2010, which expires in 2012.

The fiscal year 2011 tax return has not been filed as of the date of this filing.  As of September 30, 2011 and 2010, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the years ended September 30, 2011, 2010 and 2009.

Note 7.        Share-based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of September 30, 2011, a total of 693,682 shares have been granted under the plan, 150,000 shares were in the form of stock options, and all others were in the form of restricted stock or other share grants.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.        Share-based Payments – continued

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the years ended September 30, 2011, 2010 and 2009 was approximately $90,000, $92,000 and $78,000, respectively.

In May 2009, the Company granted 150,000 stock options to its independent board members under the 2008 Stock Incentive Plan. The options vest evenly over 36 months, at a rate of 1/36 of the grant per month.  The options have a ten year life. The estimated forfeiture rate was 1.44% based on the Company’s prior forfeiture history. The Company did not grant any options in the years ended September 30, 2011 and 2010.

The table below outlines the weighted average assumptions for options granted during the year ended September 30, 2009.

Weighted Average Assumptions
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

Option Activity

The following table summarizes the stock options outstanding and exercisable at September 30, 2011:

		Weighted Average
	Shares	Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	2,439,980	$1.41
Granted	150,000	3.92
Exercised	(320,980)	1.40
Forfeited	-	-
Outstanding at September 30, 2009	2,269,000	$1.58
Granted	-	-
Exercised	(435,000)	1.43
Forfeited	-	-
Outstanding at September 30, 2010	1,834,000	$1.61
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2011	1,834,000	$1.61	2.37	$ 4,529,000
Exercisable on September 30, 2011	1,800,667	$1.57	2.27	$ 4,524,000

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.        Share-based Payments – continued

No stock options were exercised during fiscal year 2011. During the year ended September 30, 2010, a number of stock option holders exercised 325,000 stock options, using the cashless exercise option available under the plan which entitled them to 186,220 shares of common stock. Proceeds received during the years ended September 30, 2010 and 2009 were $157,900 and $449,372, respectively, from the exercise of 110,000 and 320,980 stock options, respectively.

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $4.08 on the last day of business for the period ended September 30, 2011. The total intrinsic value of options exercised during the years ended September 30, 2010 and 2009 was approximately $1,792,000 and $1,599,000, respectively.

Total unrecognized compensation cost for stock options as of September 30, 2011 was approximately $60,000. This compensation cost will be recognized over a weighted average period of 8 months.  The deferred tax asset and realized tax benefit from stock options exercised and other share-based payments for the years ended September 30, 2011, 2010 and 2009 was not recognized, based on the Company’s election of the “with and without” approach.

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

A summary of the non-vested stock activity for fiscal year 2011, 2010 and 2009 is summarized in the table below:

	Shares	Weighted Average Grant -Date Fair Value
Total Outstanding September 30, 2008	2,555	$2.65
Stock Granted	223,182	3.14
Vested	(100,913)	2.93
Cancelled	(5,235)	2.45
Total Outstanding September 30, 2009	119,589	$3.16
Stock Granted	35,250	4.71
Vested	(105,250)	3.61
Forfeited	(5,000)	4.71
Total Outstanding September 30, 2010	44,589	$3.16
Stock Granted	293,750	5.71
Vested	(142,335)	4.97
Forfeited	(2,500)	5.07
Total Outstanding September 30, 2011	193,504	$5.68

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.        Share-based Payments – continued

The Company granted a total of 293,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the year ended September 30, 2011. The fair value of the awards granted was approximately $1,677,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock between September 2011 and December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. The Company granted 35,250 shares of restricted stock during the year ended September 30, 2010. The fair value of the awards granted was approximately $166,000. All such shares of restricted stock vested in September 2010. The Company granted 223,182 shares of restricted stock during the year ended September 30, 2009.  The fair value of the awards granted was approximately $702,000. All such shares of restricted stock vest between September 2009 and December 2011, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date.

The Company recognized share-based compensation expense for restricted stock of approximately $706,000 and $379,000 for the years ended September 30, 2011 and 2010, respectively, $212,000 and $206,000 of which is included in accrued expenses at year end since the related shares have not yet been issued at September 30, 2011 and 2010, respectively.  Share based compensation expense for the year ended September 30, 2009 was $296,000 ($147,000 of which was included in accrued expenses at September 30, 2009). This expense is included in selling, general and administrative expenses for the respective periods. As of September 30, 2011, there was approximately $1,098,000, representing approximately 194,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next 1.84 years.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants in fiscal year 2011, 2010 or 2009.  There were no warrant exercises during fiscal year 2011.  In fiscal year 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 23,085 shares of common stock.  In fiscal 2010, warrant holders exercised 626,500 warrants which provided proceeds of $725,600. In fiscal year 2009, warrant holders exercised 400,000 warrants and the Company received $289,000 of proceeds from the exercise of these warrants.  During fiscal year 2009, warrant holders also exercised 90,000 warrants using the cashless exercise option which entitled the warrant holders to 67,524 shares of common stock.  There is no unrecognized compensation cost related to warrants as of September 30, 2011.

At September 30, 2011, 80,000 warrants issued in connection with investor relations were outstanding and exercisable. These warrants have an exercise price of $1.30, remaining life of 4.79 years and aggregate intrinsic value of $222,400.  The aggregate intrinsic value is before taxes, based on the Company’s closing price of $4.08 on the last day of business for the year ended September 30, 2011.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.        Preferred Stock

Repurchases and Conversion of Class A Convertible Preferred Stock – Series 3

The Company issued 473,377 shares of Class A Convertible Preferred Stock – Series 3 (the "Series 3 Preferred Stock") to 11 investors during February 2004 and received $1,500,602 in proceeds. Each share of Series 3 Preferred Stock was convertible at any time into one share of the Company’s common stock. Holders of shares of the Series 3 Preferred Stock were entitled to cumulative dividends in preference to any dividend on the Company’s common stock at the rate of 10 percent of the original issuance price ($3.17 per share) per annum, payable quarterly at the Company’s option in cash or shares of the Company’s common stock. If dividends were paid in shares of common stock, the dividend rate was equal to 95 percent of the average of the closing sales prices of the common stock on the five trading days preceding the dividend reference date. The dividend reference date means January 1, April 1, July 1, and October 1 of each year. In the event of a liquidation or dissolution of the Company, the Series 3 Preferred Stock would have had priority over the Company’s common stock and holders of any other series of preferred stock of the Company. The Company had the right to redeem any share of Series 3 Preferred Stock at any time that was after the second anniversary of the date of issuance of the share, provided that the redemption could not occur until the first day on or after the second anniversary of the date of issuance of such share in which the market value of the Company’s common stock was at least 150 percent of the original issue price of $3.17 per share.  The liquidation preference on the Series 3 Preferred Stock was $3.17 per share plus accrued and unpaid dividends.

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

Note 9.        Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In late March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011.  From the program’s onset through September 30, 2011, the total number of shares repurchased by the Company is 1,914,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  For the remainder of calendar 2008, the maximum repurchase was a total of 62,500 shares or 6,250 shares per individual.  No shares were repurchased under the amendment in calendar year 2008.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.        Stock Repurchase Program - Continued

Thereafter, total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for fiscal year 2011, 2010 and 2009 were 5,750, 65,274 and 152,644 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2011
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1, 2007 – September 30, 2007	173,400	$2.12	173,400	826,600
October 1, 2007 – September 30, 2008	667,600	2.65	841,000	1,159,000
October 1, 2008 – September 30, 2009	1,002,805	3.82	1,843,805	1,156,195
October 1, 2009 – September 30, 2010	65,274	5.35	1,909,079	1,090,921
October 1, 2010 – September 30, 2011	5,750	5.75	1,914,829	1,085,171
Total	1,914,829	$3.33	1,914,829	1,085,171

Note 10.        Employee Benefit Plan

The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $14,000 annual compensation to the plan.  The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2011, 2010 and 2009. Annual Company contributions were approximately $21,000, $30,000 and $32,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Note 11.        Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

	Product Sales to External Customers for the Year Ended						Long-Lived Asset As Of
	September 30,						September 30,
	2011		2010		2009		2011	2010
United States	$2,112	(1)	$1,594		$2,491		$132	$274
South Africa	1,378		2,549	(1)	2,436		-	-
Uganda	1,305		*		*		-	-
Zimbabwe	966		1,667		8,909	(1)	-	-
Brazil	955		*		*		-	-
Malawi	*		2,543	(1)	*		-	-
DR of Congo	*		1,519		*		-	-
India	*		*		*		88	110
United Kingdom	*		*		*		193	224
Malaysia	*		*		*		1,683	1,969
Other	11,800		12,316		13,547		-	-
Total	$18,516		$22,188		$27,383		$2,096	$2,577

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

In fiscal 2009, the Company incurred a one-time charge of $1,496,624 for restructuring costs related to the cessation of FC1 manufacturing at its U.K. facility.  This was comprised of $1,116,911 of termination costs, $181,340 of facility exit costs, $104,247 of consulting costs and $94,126 of inventory write-downs. These other related costs fall under the scope of other associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17. These costs were recognized in the period in which the related cost was incurred in accordance with ASC Topic 420-10-25-15, Exit or Disposal Cost Obligations. Normal manufacturing and distribution costs, including materials, labor and overhead, related to the production and selling of product through the cessation date were not a component of the one-time termination payments and were accounted for when incurred rather than included in the restructuring accrual as of September 30, 2009.

On December 10, 1996, the Company entered into what was in essence a sale and leaseback agreement with respect to its 40,000 square foot manufacturing facility located in London, England.  The Company received $3,365,000 (£1,950,000) for leasing the facility to a third party for a nominal annual rental charge and for providing the third party with an option to purchase the facility for one British pound during the period December 2006 to December 2027.

As part of the same transaction, the Company entered into an agreement to lease the facility back from the third party for base rents of $460,399 (£296,725) per year payable quarterly until 2016. The lease was renewable through December 2027. The Company was also required to make an initial security deposit of $483,168 (£268,125) which refunded in fiscal year 2010. The facility had a net book value of $1,398,819 (£810,845) on the date of the sale and leaseback transaction.  At September 30, 2009, the unamortized deferred gain of $657,605 (£413,017) was classified as short-term, due to the lease surrender that occurred early in fiscal year 2010.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.     FC1 – FC2 Transition – Restructuring Costs - continued

From a cash flow perspective, replacing the previous lease at that time eliminated future payments of approximately $4.3 million (for rent and related expenses) over the remaining term of the previous lease, producing a positive net impact of $2.8 million (after deducting the lease surrender payments).

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

The Company evaluated, measured and recognized the restructuring costs under the guidance of ASC Topic 420, Exit or Disposal Cost Obligations, and recognized such costs in the period incurred.  The costs associated with this restructuring fall under the scope of associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17.  The components of the restructuring expenses recognized for the years ended September 30, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Redundancy costs	$-	$-	$1,116,911
Lease surrender payments and related costs	-	1,734,496	-
Excess capacity costs	-	302,683	-
Proportionate recognition of deferred gain
on original sale/leaseback of plant	-	(657,605)	-
Dilapidations and related costs		550,348	379,713
Total	$-	$1,929,922	$1,496,624

Restructuring accrual balance at September 30, 2009		$1,116,911
Restructuring costs incurred during the year ended September 30, 2010		1,929,922
Less:
Termination payments	$1,325,309
Lease surrender payments	1,734,496
Lease exit payments	644,633
Reversal of deferred gain	(657,605)
		(3,046,833)
Restructuring accrual balance at September 30, 2010		$-

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.        Dividends

Beginning February 16, 2010, quarterly dividends have been paid at the rate of $0.05 per share for a cumulative total of $9.7 million through September 30, 2011. On October 6, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share. The Company paid, from its cash on hand, approximately $1.4 million pursuant to the dividend on November 9, 2011 to stockholders of record as of November 2, 2011.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company. Payment of any future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to pay dividends.

Note 15.        Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
2011
Net revenues	$3,651,368	$4,287,245	$3,517,439	$7,109,050	$18,565,102
Gross profit	2,016,918	1,807,234	1,813,685	4,227,353	9,865,190
Operating expenses	1,582,931	1,705,949	1,363,184	1,917,784	6,569,848
Net income	386,668	80,998	416,667	4,514,718	5,399,051
Net income attributable to common shareholders	386,668	80,998	416,667	4,514,718	5,399,051
Net income per common share – basic	0.01	0.00	0.02	0.17	0.20
Net income per common share – diluted	0.01	0.00	0.01	0.16	0.19

2010
Net revenues	$5,488,674	$7,179,147	$1,754,211	$7,799,923	$22,221,955
Gross profit	3,202,861	4,180,023	939,447	4,602,488	12,924,819
Operating expenses	3,826,993	2,289,315	918,397	1,540,954	8,575,659
Net income (loss)	(698,351)	1,844,531	75,159	5,515,739	6,737,078
Net income (loss) attributable to common shareholders	(698,351)	1,844,531	75,159	5,515,739	6,737,078
Net income (loss) per common share – basic	(0.03)	0.07	0.00	0.20	0.25
Net income (loss) per common share – diluted	(0.03)	0.06	0.00	0.19	0.24

Note 16.        Recent Accounting Pronouncements

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