Form 10-Q
period 2011-12-31
FEMALE HEALTH CO
filed 2012-01-31
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer  [ ]                                                                      Accelerated filer  [x]
Non-accelerated filer    [ ]                                                                      Smaller reporting company  [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

As of January 30, 2012, the registrant had 27,920,839  shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; payment of dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10-K for the year ended September 30, 2011.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2011	September 30, 2011
Current Assets:
Cash	$4,661,095	$4,249,324
Restricted cash	4,476	4,526
Certificate of deposit	-	63,875
Accounts receivable, net	4,792,251	2,305,473
Inventories, net	1,202,097	2,026,528
Prepaid expenses and other current assets	211,787	297,267
Deferred income taxes	800,000	800,000
TOTAL CURRENT ASSETS	11,671,706	9,746,993

Other Assets	117,830	116,360

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	3,864,521	3,766,924
Less accumulated depreciation and amortization	(1,899,908)	(1,787,486)
Property, plant and equipment, net	1,964,613	1,979,438

Deferred income taxes	7,600,000	7,600,000

TOTAL ASSETS	$21,354,149	$19,442,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$955,695	$1,076,994
Dividend payable	1,410,229	20,600
Accrued expenses and other current liabilities	699,467	825,991
Accrued compensation	861,331	369,825
TOTAL CURRENT LIABILITIES	3,926,722	2,293,410

Deferred rent	181,247	101,133
Deferred grant income	101,273	107,481
Deferred income taxes	188,804	188,177
TOTAL LIABILITIES	4,398,046	2,690,201

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	298,227	296,490
Additional paid-in-capital	68,463,138	68,117,382
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(44,836,421)	(44,697,131)
Treasury stock, at cost	(6,387,322)	(6,382,632)
TOTAL STOCKHOLDERS’ EQUITY	16,956,103	16,752,590
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,354,149	$19,442,791

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2011	2010

Product sales	$8,633,721	$3,640,118
Royalty income	721	11,250
Net revenues	8,634,442	3,651,368

Cost of sales	3,618,298	1,634,450

Gross profit	5,016,144	2,016,918

Selling, general and administrative expenses	2,232,864	1,582,931

Operating income	2,783,280	433,987

Non-operating income (expense):
Interest, net and other income	355	717
Foreign currency transaction loss	(52,306)	(30,906)
Total non-operating expense	(51,951)	(30,189)

Income before income taxes	2,731,329	403,798

Income tax expense	71,385	17,130

Net income	$2,659,944	$386,668

Basic earnings per common share outstanding	$0.10	$0.01

Basic weighted average common shares outstanding	27,480,011	27,245,560

Diluted earnings per common share outstanding	$0.09	$0.01

Diluted weighted average common shares outstanding	28,883,710	28,997,497

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$2,659,944	$386,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,422	117,599
Amortization of deferred income from grant	(6,208)	(6,208)
Interest added to certificate of deposit	(252)	(978)
Share-based compensation	228,171	137,221
Deferred income taxes	627	118
Changes in operating assets and liabilities	(1,131,058)	1,474,343
Net cash provided by operating activities	1,863,646	2,108,763

INVESTING ACTIVITIES
Decrease in restricted cash	50	98
Proceeds from certificate of deposit	64,127	-
Capital expenditures	(97,597)	(26,036)
Net cash used in investing activities	(33,420)	(25,938)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(4,690)	(33,063)
Dividends paid on common stock	(1,409,605)	(1,384,096)
Payments on capital lease obligations	(4,160)	(7,254)
Net cash used in financing activities	(1,418,455)	(1,424,413)

Net increase in cash	411,771	658,412
Cash at beginning of period	4,249,324	2,918,776

CASH AT END OF PERIOD	$4,661,095	$3,577,188

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes paid	$269,385	$8,097

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$179,723	$231,270
Dividends payable	1,404,979	1,500

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

Operating results for the three months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public health sector markets in 121 countries. The product is marketed directly to consumers in 14 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the three months ended December 31, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 45 days. Over the past five years, the Company’s bad debt expense has been less than .04% of product sales.  The balance in the allowance for doubtful accounts was approximately $10,000 at December 31, 2011 and at September 30, 2011.

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

Foreign Currency and Change in Functional Currency

Prior to October 1, 2009 the functional currency of the Company’s subsidiaries was the local currency, in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters.  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances and the Company's subsidiaries adopted the U.S. dollar as their functional currency. The Company recognized a foreign currency transaction loss of $52,306 for the three months ended December 31, 2011, compared to a loss of $30,906 for the three months ended December 31, 2010.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.

Reclassifications

Certain items in the December 31, 2010 and September 30, 2011 consolidated financial statements have been reclassified to conform to the December 31, 2011 presentation.

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

	Three Months Ended December 31,	Three Months Ended December 31,
	2011	2010
Denominator:
Weighted average common shares outstanding – basic	27,480,011	27,245,560
Net effect of dilutive securities
Options	1,060,958	1,311,583
Warrants	56,991	61,604
Unvested restricted shares	285,750	378,750
Total net effect of dilutive securities	1,403,699	1,751,937
Weighted average common shares outstanding - diluted	28,883,710	28,997,497
Income per common share – basic	$0.10	$0.01
Income per common share – diluted	$0.09	$0.01

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three months ended December 31, 2011 and 2010.

NOTE 3 - Inventories

The components of inventory consist of the following at December 31, 2011 and September 30, 2011:
	December 31, 2011	September 30, 2011
Raw material	$455,900	$435,947
Work in process	35,135	64,149
Finished goods	783,115	1,602,384
Inventory, gross	1,274,150	2,102,480
Less: inventory reserves	(72,053)	(75,952)
Inventory, net	$1,202,097	$2,026,528

NOTE 4 – Line of Credit

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”). The Loan Agreement provides for maximum revolving credit borrowings of $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0% at December 31, 2011) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at December 31, 2011 or September 30, 2011.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under this plan. As of December 31, 2011, 750,432 had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three months ended December 31, 2011 or 2010.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for each of the three months ended December 31, 2011 and 2010, was approximately $23,000.

During the three months ended December 31, 2011, 193,750 stock options were exercised using the cashless exercise option available under the plan which entitled the holder to 116,915 shares of common stock.  The intrinsic value of the options exercised was $510,000.  There was no realized tax benefit from options exercised for the three months ended December 31, 2011, based on the “with and without” approach.  No stock options were exercised during the three months ended December 31, 2010.

The following table summarizes the stock options outstanding and exercisable at December 31, 2011:

	Number Outstanding At 12/31/2011	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 12/31/2011	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,640,250	2.04	$1.60	$4,779,000	1,622,715	1.98	$1.57	$4,769,000

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $4.51 per share as of the last business day of the period ended December 31, 2011.  As of December 31, 2011, the Company had unrecognized compensation expense of approximately $38,000 related to unvested stock options.  These expenses will be recognized over approximately 5 months. The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended December 31, 2011 and 2010, was not recognized, based on the Company’s election of the “with and without” approach.

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

The Company granted a total of 44,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2011. The fair value of the awards granted was approximately $187,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock in  September 2012 through December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.

The Company granted a total of 288,750 shares of restricted stock or shares issuable pursuant to promise to issue shares of common stock during the three months ended December 31, 2010.  The fair value of the awards granted was approximately $1,657,000.  All such shares of restricted stock vest and all such shares must be issued pursuant to promise to issue stock between September 2011 and December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.  There were no restricted stock forfeitures during the three months ended December 31, 2011, or 2010.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $205,000 for the three months ended December 31, 2011, $60,000 of which is included in accrued expenses at December 31,  2011, since the related shares have not been issued. Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three months ended December 31, 2010 was approximately $114,000, of which $53,000 was included in accrued expenses at December 31, 2010.  This expense is included in selling, general and administrative expenses for those respective periods. As of December 31, 2011, there was approximately $1,079,000, representing approximately 197,000 unvested shares, of unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.  This unrecognized cost will be recognized over the weighted average period of the next 1.57 years.

Common Stock Purchase Warrants

At December 31, 2011, 80,000 warrants issued in connection with investor relations were outstanding and exercisable.  The warrants have an exercise price of $1.30 per share, remaining life of 4.54 years and aggregate intrinsic value of approximately $257,000.  The aggregate intrinsic value is before taxes, based on the Company’s closing stock price of $4.51 per share on the last day of business for the period ended December 31, 2011.

No warrants were issued in the three months ended December 31, 2011 or 2010.

There were no warrant exercises in the three months ended December 31, 2011 or 2010.  There is no unrecognized compensation cost related to warrants as of December 31, 2011.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011. In December, 2011, the Board further extended the period of the Stock Repurchase Program through December 31, 2012.  From the program’s onset through December 31, 2011, the total number of shares repurchased by the Company is 1,915,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the three months ended December 31, 2011 and 2010 were 1,000 and 5,750 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2011
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2011	1,914,829	$3.33	1,914,829	1,085,171
October 1, 2011 – October 31, 2011	-	-	1,914,829	1,085,171
November 1, 2011 – November 30, 2011	-	-	1,914,829	1,085,171
December 1, 2011 – December 31, 2011	1,000	$4.69	1,915,829	1,084,171
Quarterly Subtotal	1,000	$4.69	1,915,829
Total	1,915,829	$3.33	1,915,829	1,084,171

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Three Months Ended				Long-Lived Assets As of
	December 31,				December 31,	September 30,
	2011		2010		2011	2011
United States	$777		$596		$192	$132
South Africa	2,316	(1)	740	(1)	-	-
Kenya	998	(1)	*		-	-
Zimbabwe	755		*		-	-
Brazil	*		511	(1)	-	-
France	*		302		-	-
India	*		*		83	88
United Kingdom	*		*		194	193
Malaysia	*		*		1,613	1,683
Uganda	*		356		-	-
Burundi	*		200		-	-
Other	3,788		946		-	-
	$8,634		$3,651		$2,082	$2,096

* Less than 5 percent of total net revenues
(1) Comprised of a single customer considered to be a major customer (exceeds 10 percent of net revenues).

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

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $29,741,000 and $15,012,000, respectively, for income tax purposes expiring in years 2012 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $68,476,000 as of December 31, 2011, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  The Company’s Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has no net operating loss carryforwards as of December 31, 2011.  With the increasing demand for and profitability of the FC2 female condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended December 31,
	2011	2010
Income tax expense at statutory rates	$929,000	$137,000
State income tax, net of federal benefits	171,000	25,000
Effect of AMT expense	7,000	-
Non-deductible expenses	2,000	-
Effect of foreign income tax	(298,693)	(88,900)
Utilization of NOL carryforwards	(579,309)	(173,380)
(Decrease) increase in valuation allowance	(159,613)	117,410
Income tax expense	$71,385	$17,130

Note 10 – Dividends

During fiscal 2010, the Company commenced paying quarterly cash dividends. The Company’s Board of Directors has declared and paid consecutive quarterly cash dividends of $0.05 per share since January 2010.

On October 7, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company paid, from its cash on hand, approximately $1.4 million pursuant to the dividend on November 9, 2011 to stockholders of record as of November 2, 2011.

On December 15, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company will pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on February 9, 2012 to stockholders of record as of February 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control, approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 female condom, a Class III medical device approved by FDA in 1993.  In October 2009, production of FC1 ceased.  Although no longer produced, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.  The Company’s second generation product, FC2, has been available internationally since 2007 and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device.

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

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually. The global public health sector market for male condoms is estimated to be greater than 10 billion units annually.  Given the rapid spread of HIV/AIDS in India and China, UNAIDS estimates that the annual public health sector demand for condoms, both male and female, will reach 19 billion units by 2015.

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

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 14 countries, including the United States, Brazil, Spain, France and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells the FC2 female condom to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other government agencies which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. In New York City, FC2 is currently available in 724 locations, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Other U.S. cities where city-specific launch programs are being conducted to encourage the use of FC2 include Washington D.C., Chicago, San Francisco and Houston.  Plans for additional FC2 city specific programs include Atlanta, Philadelphia, Baton Rouge and Los Angeles.

On November 1, 2011, the Company initiated a limited release of an interactive FC2 on-line training course.  The course is designed to equip health-care providers with the information and tools necessary to educate their clients regarding the usage and benefits of the FC2 Female Condom.  The Company intends to implement a full-scale release of the on-line training program in March 2012.

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

Government Regulation

Female condoms as a group were classified by the FDA as Class III medical devices in 1989.  Class III medical devices are deemed by the FDA to carry potential risks with use which must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such as pre-clinical and clinical safety and efficacy studies which were gathered together in a required format and content.  The FC2 PMA was approved by the FDA as a Class III medical device in March 2009.

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

The Company believes there are no material issues or material costs associated with the Company’s compliance with environmental laws related to the manufacture and distribution of FC2.

Competition

The Company's FC2 female condom participates in the same market as the male condoms but is not seen as directly competing with male condoms.  Rather, studies show that providing FC2 in additive in terms of prevention and choice.  Male condoms cost less and have brand names that are more widely recognized than FC2.   In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

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

Overview

The Female Health Company manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control and approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. FC2, the Company’s second generation product, has been available internationally since 2007, and in the U.S. since 2009, after it was approved by the FDA as a Class III medical device.

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

From its introduction in March 2007 through September 30, 2011, approximately 124 million FC2 female condoms have been distributed in 121 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.

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

FC2 is currently available in 121 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits come of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

In fiscal 2011, the Company announced that delays in two significant orders (the Republic of South Africa and Brazil) would negatively impact fiscal 2011 results and could positively impact fiscal 2012 results. Both orders were received in the first quarter of fiscal 2012.  In November 2011, the Company received an order from the Republic of South Africa for 5 million units of FC2.  Shipments against that order began immediately. In December, 2011, the Company received an order from UNFPA for 20 million units of FC2 for Brazil.  Shipments against that order are expected to begin late in the second quarter of fiscal 2012 and be completed during the balance of fiscal 2012.

Revenues.  Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, Hindustan Lifecare Limited ("HLL").  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of the FC2 female condom for use in HIV/AIDS prevention.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements.  The Company's two largest customers currently are John Snow, Inc., facilitator of USAID I DELIVER project, and UNFPA. In the United States, FC2 is sold to city and state public health clinics as well and not-for-profit organizations such as Planned Parenthood.

Expenses.  The Company manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the female condoms, principally nitrile polymer.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for electricity and other utilities.  All of the key components for the manufacture of the FC2 female condom are essentially available from multiple sources.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

The Company had net revenues of $8,634,442 and net income of $2,659,944, or $0.09 per diluted share, for the three months ended December 31, 2011 compared to net revenues of $3,651,368 and net income of $386,668, or $ 0.01 per diluted share, for the three months ended December 31, 2010.

Net revenues increased $4,983,074, or 136%, on a 150% increase in unit volume for the three months ended December 31, 2011, compared with the same period last year.  The FC2 average sales price per unit decreased 5% compared with the same period last year due to mix.

Gross profit increased $2,999,226, or 149%, to $5,016,144 for the three months ended December 31, 2011 from $2,016,918 for the three months ended December 31, 2010.  Gross profit for the three months ended December 31, 2011 was 58% of net revenues versus 55% for the same period last year as a result of the increased rate of absorption of manufacturing overhead resulting from higher unit volume in the first quarter of fiscal 2012.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $1,983,848, or 121%, to $3,618,298 on a 150% increase in unit volume in the three months ended December 31, 2011 from $1,634,450 for the same period last year.

Selling, general and administrative expenses increased $649,933, or 41%, to $2,232,864 for the three months ended December 31, 2011 from $1,582,931 for the three months ended December 31, 2010.  The increase is primarily due to accrual for fiscal year-end incentive payments based on expected achievement of performance goals relating to the Company’s unit sales and operating income.

Operating income for the three months ended December 31, 2011, was $2,783,280 versus operating income of $433,987 in the same period last year, an increase of $2,349,293, or 541%.  The increase is due to the higher gross profit generated by higher unit sales in fiscal 2012 partially offset by higher operating expenses.

Interest, net and other income for the three months ended December 31, 2011 was $355, a decrease of $362 from the same period in fiscal year 2010, when interest, net and other income was $717.  The impact of foreign currency transactions for the first quarter of fiscal 2011 was a loss of $52,306 compared to a loss of $30,906 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $8.5 million and $8.6 million at December 31, 2011 and 2010, respectively.

Under the guidance of ASC Topic 740, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carryforward will be utilized before expiration. During the first quarter ended December 31, 2011, the Company recorded tax expense of $71,000, primarily consisting of expense for Illinois state income tax as the state has suspended NOL utilization and Malaysian tax expense where the Company has no remaining NOL carryforwards, compared to a tax expense of $17,000 for the quarter ended December 31, 2010.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating loss carryforwards in the future.  The Company will evaluate at the end of each fiscal year and, if appropriate, record a tax benefit.

The Company's net income increased $2,273,276, or 588%, to $2,659,944 in the three months ended December 31, 2011 from net income of $386,668 in the same period of the prior year, as a result of the factors discussed above. Net income was 31% and 11% of net revenues for the three months ended December 31, 2011 and December 31, 2010, respectively.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the FC2 female condom, its sole current product. While management believes the global potential for the FC2 female condom is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 121 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 female condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $1.9 million in the three months ended December 31, 2011, which included a negative impact of changes in operating assets and liabilities of $(1.1) million, compared with $2.1 million in the three months ended December 31, 2010, which included a positive impact of changes in operating assets and liabilities of $1.5 million.

Accounts receivable increased from $2.3 million at September 30, 2011 to $4.8 million at December 31, 2011. The increase is the result of the timing of large orders. The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 45 days.  Over the past five years, the Company’s bad debt expense has been less than .04% of product sales.

During fiscal 2010, the Company commenced paying quarterly cash dividends.  The Company’s Board of Directors has declared and paid eight consecutive quarterly cash dividends of $0.05 per share since January 2010. The Company paid cash dividends of $1.4 million during the three months ended December 31, 2011 and December 31, 2010, respectively. On December 15, 2011, the Company’s Board of directors declared a quarterly cash dividend of $0.05 per share. The Company will pay, from its cash on hand, approximately $1.4 million pursuant to the dividend on February 9, 2012 to stockholders of record as of February 1, 2012. Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

At December 31, 2011, the Company had working capital of $7.7 million and stockholders’ equity of $17.0 million compared to working capital of $9.3 million and stockholders’ equity of $15.4 million as of December 31, 2010.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”). The Loan Agreement provides for maximum revolving credit borrowings of $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory.  Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at December 31, 2011, and September 30, 2011.

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

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2011.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had a Stock Repurchase Program in effect since January 2007.  The Stock Repurchase Program currently authorizes a total of 3,000,000 shares to be acquired through December 31, 2012.  From the program’s onset through December 31, 2011, the total number of shares repurchased by the Company is 1,915,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the three months ended December 31, 2011 and 2010 were 1,000 and 5,750 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2011
	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Period:
January 1, 2007 – September 30, 2011	1,914,829	$3.33	1,914,829	1,085,171
October 1, 2011 – October 31, 2011	-	-	1,914,829	1,085,171
November 1, 2011 – November 30, 2011	-	-	1,914,829	1,085,171
December 1, 2011 – December 31, 2011	1,000	$4.69	1,915,829	1,084,171
Quarterly Subtotal	1,000	$4.69	1,915,829
Total	1,915,829	$3.33	1,915,829	1,084,171

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

THE FEMALE HEALTH COMPANY

DATE: January 31, 2012

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: January 31, 2012

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer