Form 10-Q
period 2012-03-31
FEMALE HEALTH CO
filed 2012-05-01
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the registrant had 27,920,839  shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2012	September 30, 2011
Current Assets:
Cash	$6,271,701	$4,249,324
Restricted cash	4,631	4,526
Certificate of deposit	-	63,875
Accounts receivable, net	4,466,394	2,305,473
Inventories, net	1,117,708	2,026,528
Prepaid expenses and other current assets	322,801	297,267
Deferred income taxes	800,000	800,000
TOTAL CURRENT ASSETS	12,983,235	9,746,993

Other Assets	121,957	116,360

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	4,039,761	3,766,924
Less accumulated depreciation and amortization	(2,011,682)	(1,787,486)
Property, plant and equipment, net	2,028,079	1,979,438

Deferred Income Taxes	7,600,000	7,600,000

TOTAL ASSETS	$22,733,271	$19,442,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$748,848	$1,076,994
Dividend payable	1,695,355	20,600
Accrued expenses and other current liabilities	1,056,239	825,991
Accrued compensation	1,497,648	369,825
TOTAL CURRENT LIABILITIES	4,998,090	2,293,410

Deferred rent	101,863	101,133
Deferred grant income	95,065	107,481
Deferred income taxes	195,593	188,177
TOTAL LIABILITIES	5,390,611	2,690,201

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	298,367	296,490
Additional paid-in-capital	68,626,657	68,117,382
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(44,613,523)	(44,697,131)
Treasury stock, at cost	(6,387,322)	(6,382,632)
TOTAL STOCKHOLDERS’ EQUITY	17,342,660	16,752,590
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,733,271	$19,442,791

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011

Product sales	$7,810,364	$4,257,245
Royalty income	21,000	30,000
Net revenues	7,831,364	4,287,245

Cost of sales	3,270,395	2,480,011

Gross profit	4,560,969	1,807,234

Operating expenses	2,397,738	1,705,949

Operating income	2,163,231	101,285

Non-operating income (expense):
Interest, net and other income (expense)	257	(3,094)
Foreign currency transaction loss	(32,223)	(25,323)
Total non-operating expense	(31,966)	(28,417)

Income before income taxes	2,131,265	72,868

Income tax expense (benefit)	226,836	(8,130)

Net income	$1,904,429	$80,998

Basic earnings per common share outstanding	$0.07	$0.00

Basic weighted average common shares outstanding	27,557,587	27,301,422

Diluted earnings per common share outstanding	$0.07	$0.00

Diluted weighted average common shares outstanding	29,047,011	28,992,322

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2012	2011

Product sales	$16,444,085	$7,897,363
Royalty income	21,721	41,250
Net revenues	16,465,806	7,938,613

Cost of sales	6,888,693	4,114,462

Gross profit	9,577,113	3,824,151

Operating expenses	4,630,602	3,288,880

Operating income	4,946,511	535,271

Non-operating income (expense):
Interest, net and other income (expense)	612	(2,376)
Foreign currency transaction loss	(84,529)	(56,229)
Total non-operating expense	(83,917)	(58,605)

Income before income taxes	4,862,594	476,666

Income tax expense	298,221	9,000

Net income	$4,564,373	$467,666

Basic earnings per common share outstanding	$0.17	$0.02

Basic weighted average common shares outstanding	27,518,587	27,273,184

Diluted earnings per common share outstanding	$0.16	$0.02

Diluted weighted average common shares outstanding	28,972,689	28,996,232

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$4,564,373	$467,666
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	225,440	233,655
Amortization of deferred income from grant	(12,416)	(12,416)
Interest added to certificate of deposit	(252)	(1,709)
Share-based compensation	451,996	347,537
Deferred income taxes	7,416	-
Loss on disposal of fixed assets	888	-
Changes in operating assets and liabilities	(184,952)	1,505,444
Net cash provided by operating activities	5,052,493	2,540,177

INVESTING ACTIVITIES
Increase in restricted cash	(105)	(65)
Proceeds from certificate of deposit	64,127	-
Capital expenditures	(274,969)	(28,150)
Net cash used in investing activities	(210,947)	(28,215)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(4,690)	(33,063)
Dividends paid on common stock	(2,806,010)	(2,771,167)
Payments on capital lease obligations	(8,469)	(14,903)
Net cash used in financing activities	(2,819,169)	(2,819,133)

Net increase (decrease) in cash	2,022,377	(307,171)
Cash at beginning of period	4,249,324	2,918,776

CASH AT END OF PERIOD	$6,271,701	$2,611,605

Supplemental Disclosure of Cash Flow Information: Cash payments for income taxes paid	$313,221	$15,617

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$179,723	$231,270
Dividends payable	1,674,755	1,500

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

Operating results for the three and six months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public health sector markets in 130 countries as compared to 120 countries at September 30, 2011. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the three and six months ended March 31, 2012 and 2011, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 44 days. Over the past five years, the Company’s bad debt expense has been less than .04% of product sales.  The balance in the allowance for doubtful accounts was approximately $10,000 at March 31, 2012 and at September 30, 2011.

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

Foreign Currency and Change in Functional Currency

Prior to October 1, 2009 the functional currency of the Company’s subsidiaries was the local currency, in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters.  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances and the Company's subsidiaries adopted the U.S. dollar as their functional currency. The Company recognized a foreign currency transaction loss of $32,223 and $84,529 for the three and six months ended March 31, 2012, respectively, compared to a loss of $25,323 and $56,229 for the three and six months ended March 31, 2011, respectively.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the March 31, 2011 and September 30, 2011 consolidated financial statements have been reclassified to conform to the March 31, 2012 presentation.

NOTE 2 – Earnings per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and unvested shares granted to employees and directors.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Denominator:
Weighted average common shares outstanding – basic	27,557,587	27,301,422	27,518,587	27,273,184
Net effect of dilutive securities
Options	1,133,790	1,252,622	1,099,817	1,283,677
Warrants	59,884	59,528	58,535	60,621
Unvested restricted shares	295,750	378,750	295,750	378,750
Total net effect of dilutive securities	1,489,424	1,690,900	1,454,102	1,723,048
Weighted average common shares outstanding - diluted	29,047,011	28,992,322	28,972,689	28,996,232
Income per common share – basic	$0.07	$0.00	$0.17	$0.02
Income per common share – diluted	$0.07	$0.00	$0.16	$0.02

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three months and six months ended March 31, 2012 and 2011.

NOTE 3 - Inventories

The components of inventory consist of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Raw material	$479,728	$435,947
Work in process	34,284	64,149
Finished goods	676,554	1,602,384
Inventory, gross	1,190,566	2,102,480
Less: inventory reserves	(72,858)	(75,952)
Inventory, net	$1,117,708	$2,026,528

NOTE 4 – Line of Credit

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”). The Loan Agreement provides for maximum revolving credit borrowings of $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate (4.50% at March 31, 2012) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at March 31, 2012 or September 30, 2011.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under this plan. As of March 31, 2012, 764,432 had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three or six months ended March 31, 2012 or 2011.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three and six months ended March 31, 2012, was approximately $22,000 and $45,000, respectively, and $23,000 and $45,000 for the three and six months ended March 31, 2011, respectively.

During the six months ended March 31, 2012, 193,750 stock options were exercised using the cashless exercise option available under the plan which entitled the holder to 116,915 shares of common stock.  The intrinsic value of the options exercised was $510,000.  There was no realized tax benefit from options exercised for the three and six months ended March 31, 2012, based on the “with and without” approach.  No stock options were exercised during the three and six months ended March 31, 2011.

The following table summarizes the stock options outstanding and exercisable at March 31, 2012:

	Number Outstanding At 3/31/2012	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 3/31/2012	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,640,250	1.79	$1.60	$6,272,000	1,633,236	1.76	$1.59	$6,261,000

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $5.42 per share as of the last business day of the period ended March 31, 2012.  As of March 31, 2012, the Company had unrecognized compensation expense of approximately $15,000 related to unvested stock options.  These expenses will be recognized over approximately 2 months. The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended March 31, 2012 and 2011, was not recognized, based on the Company’s election of the “with and without” approach.

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

The Company granted a total of 54,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2012. The fair value of the awards granted was approximately $227,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock in  September 2012 through September 2014, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no restricted stock forfeitures during the three and six months ended March 31, 2012.

The Company granted a total of 288,750 shares of restricted stock or shares issuable pursuant to promise to issue shares of common stock during the six months ended March 31, 2011.  The fair value of the awards granted was approximately $1,657,000.  All such shares of restricted stock vest and all such shares must be issued pursuant to promise to issue stock between September 2011 and December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. 2,500 shares of restricted stock were forfeited during the three and six months ended March 31, 2011.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $201,000 and $407,000 for the three and six months ended March 31, 2012, respectively, $121,000 of which was included in accrued expenses at March 31, 2012, since the related shares have not been issued. Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and six months ended March 31, 2011 was approximately $188,000 and $303,000, respectively, of which $99,000 was included in accrued expenses at March 31, 2011.  This expense is included in selling, general and administrative expenses for those respective periods. As of March 31, 2012, there was approximately $919,000, representing approximately 169,000 unvested shares, of unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.  This unrecognized cost will be recognized over the weighted average period of the next 1.40 years.

Common Stock Purchase Warrants

At March 31, 2012, 80,000 warrants issued in connection with investor relations were outstanding and exercisable.  The warrants have an exercise price of $1.30 per share, remaining life of 4.29 years and aggregate intrinsic value of approximately $330,000.  The aggregate intrinsic value is before taxes, based on the closing price of the Company’s common stock of $5.42 per share on the last business day of the period ended March 31, 2012.

No warrants were issued in the six months ended March 31, 2012 or 2011.

There were no warrant exercises in the six months ended March 31, 2012 or 2011.  There is no unrecognized compensation cost related to warrants as of March 31, 2012.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011. In December 2011, the Board further extended the period of the Stock Repurchase Program through December 31, 2012.  From the program’s onset through March 31, 2012, the total number of shares repurchased by the Company is 1,915,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the six months ended March 31, 2012 and 2011 were 1,000 and 5,750 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2012
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – December 31, 2011	1,915,829	$3.33	1,915,829	1,084,171
January 1, 2012 – January 31, 2012	-	-	1,915,829	1,084,171
February 1, 2012 – February 29, 2012	-	-	1,915,829	1,084,171
March 1, 2012 – March 31, 2012	-	-	1,915,829	1,084,171
Quarterly Subtotal	-	-	-
Total	1,915,829	$3.33	1,915,829	1,084,171

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For
	For The Six Months Ended				Long-Lived Assets As of
	March 31,				March 31,	September 30,
	2012		2011		2012	2011
South Africa	$3,116	(1)	$1,126	(1)	$-	$-
Brazil	2,240	(1)	511	(1)	-	-
United States	1,291		1,153		181	132
Kenya	988		*
Zimbabwe	*		966	(1)	-	-
Mozambique	*		570
Cameroon	*		564
Nigeria	*		545
India	*		*		77	88
United Kingdom	*		*		189	193
Malaysia	*		*		1,703	1,683
Other	8,821		2,504		-	-
	$16,466		$7,939		$2,150	$2,096

* Less than 5 percent of total net revenues. (1) Comprised of a single customer considered to be a major customer (exceeds 10 percent of net revenues).

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

As of March 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $29,741,000 and $15,012,000, respectively, for income tax purposes expiring in years 2012 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $68,476,000 as of March 31, 2012, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  The Company’s Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has no net operating loss carryforwards as of March 31, 2012.  With the increasing demand for and profitability of the FC2 female condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three and six months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Income tax expense at statutory rates	$724,000	$25,000	$1,653,000	$162,000
State income tax, net of federal benefits	134,000	5,000	305,000	30,000
Effect of AMT expense	38,000	-	45,000	-
Non-deductible expenses	1,000	1,000	3,000	1,000
Effect of foreign income tax	(151,993)	(57,100)	(450,686)	(146,000)
Utilization of NOL carryforwards	(775,155)	(123,924)	(1,354,464)	(297,304)
Increase in valuation allowance	256,984	141,894	97,371	259,304
Income tax expense (benefit)	$226,836	$(8,130)	$298,221	$9,000

Note 10 – Dividends

During fiscal 2010, the Company commenced paying quarterly cash dividends. The Company’s Board of Directors has declared and paid nine consecutive quarterly cash dividends of $0.05 per share since January 2010.

On January 5, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share.  The Company paid, from its cash on hand, approximately $1.4 million pursuant to the dividend on February 9, 2012 to stockholders of record as of February 1, 2012.  The Company paid cash dividends of $2.8 million during each of the six months ended March 31, 2012 and 2011.

On March 22, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share, a 20% increase over the previous quarterly dividend rate.  The Company will pay, from its cash on hand, approximately $1.7 million pursuant to the dividend on May 9, 2012 to stockholders of record as of May 2, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control, approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 female condom, a Class III medical device approved by FDA in 1993.  In October 2009, production of FC1 ceased.  Although no longer produced, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.  The Company’s second generation product, FC2, has been available internationally since 2007 and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 317 million FC1 and FC2 female condoms.

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

A new economic analysis of the cost effectiveness of an FC2 HIV/AIDS prevention program conducted by Dr. David Holtgrave, the chairman of the Department of Health Behavior and Society at the Johns Hopkins Bloomberg School of Public Health was featured in the current issue of AIDS and Behavior.  The study showed that the Washington, D.C. FC2 prevention program, a public-private partnership to provide and promote FC2 female condoms prevented enough HIV infections in the first year alone to save over $8 million in future medical care costs (over and above the cost of approximately $445,000 for the program).  This means that for every dollar spent on the program, there was a cost savings of nearly $20.  In the article Dr. Holtgrave concluded, “These results clearly indicate that delivery of, and education about, Female Condoms is an effective HIV prevention intervention and an outstanding public health investment.”  The district began its program two years ago to fight a disease that is at epidemic levels.  At least 3% of Washington residents have HIV or AIDS, a prevalence rate that is the highest of any U.S. city.

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

FC2’s primary raw material (a nitrile polymer) offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 does not require immediate withdrawal and is not tight or restricting. The FC2 female condom can be used with both oil and water-based lubricants, unlike natural rubber latex male condoms which can be used with water-based lubricants only. FC2 is also an alternative to latex sensitive users (7% to 20% of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer.  FC2 is pre-lubricated, disposable and recommended for use during a single sex act.  FC2 is not reusable.

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

Global Market Potential

The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women  15 to 44 years of age.  More than 50% of all new adult cases of HIV/AIDS are now women. According to a May 2010 article in Clinical Infectious Diseases, heterosexual sex accounts for more than 80% of all new HIV infections in women.

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

In the United States, the Centers for Disease Control and Prevention (CDC) continue to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  They comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease in the U.S.

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

With the product’s primary market currently being the public health sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public health sector, the Company’s operating expenses are likely to grow at a much lower rate than its sales volume.

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 16 countries, including the United States, Brazil, Spain, France and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells the FC2 female condom to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other government agencies which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. In New York City, FC2 is currently available in 805 locations, as compared to 609 at September 30, 2011, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Other U.S. cities where city-specific launch programs are being conducted to encourage the use of FC2 include Washington, D.C., Chicago, San Francisco and Houston.  Plans for additional FC2 city specific programs include Atlanta, Philadelphia, Baton Rouge and Los Angeles.

In March 2012, the Company launched an English language and interactive FC2 on-line training course.  The course is designed to equip health-care providers with the information and tools necessary to educate their clients regarding the usage and benefits of the FC2 Female Condom.  The Company has future plans to make the on-line training available in languages other than English to facilitate global use.

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  Production capacity is approximately 75-80 million units annually. The Company plans to expand the manufacturing capacity at its Malaysian facility to an annualized rate of approximately 100 million units by the end of the calendar year 2012.

The Company’s India-based FC2 end-stage production capacity for supply to the Indian market is located at a facility owned by its exclusive distributor, Hindustan Lifecare Limited (HLL) in the Cochin Special Export Zone. Production began at that facility in December 2007 with an initial capacity of 7.5 million units per year.

Government Regulation

Female condoms as a group were classified by the FDA as Class III medical devices in 1989.  Class III medical devices are deemed by the FDA to carry potential risks with use, so must be tested prior to FDA approval, referred to as Premarket Approval (PMA), for sale in the U.S.  As a Class III medical device, prior to selling FC2 in the U.S., the Company was required to submit a PMA application containing technical information on the use of FC2 such as pre-clinical and clinical safety and efficacy studies which were gathered together in a required format and content.  The FC2 PMA was approved by the FDA as a Class III medical device in March 2009.

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

Patents and Trademarks

FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, The People’s Republic of China, Greece, Turkey, Spain, Mexico, Japan and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, The Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Somalia, Sudan, Swaziland, Uganda, United Republic of Tanzania, Zambia and Zimbabwe.  Patent applications for FC2 are pending in various other countries around the world through the Patent Cooperation Treaty. The patents cover the key aspects of FC2, including its overall design and manufacturing process.  There can be no assurance that pending patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

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

In 2005, the Company completed development of a second generation female condom, FC2, which was intended to:

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

From its introduction in March 2007 through March 31, 2012, approximately 138 million FC2 female condoms have been distributed in 130 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.

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

FC2 is currently available in 130 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

In fiscal 2011, the Company announced that delays in two significant orders (the Republic of South Africa and Brazil) would negatively impact fiscal 2011 results and could positively impact fiscal 2012 results. Both orders were received in the first quarter of fiscal 2012.  In November 2011, the Company received an order from the Republic of South Africa for 5 million units of FC2.  Shipments against that order began immediately and were completed in the second quarter.  In February 2012, FHC received an additional order for 1 million units from RSA, which were shipped during the second quarter. In December 2011, the Company received an order from UNFPA for 20 million units of FC2 for Brazil.  The shipments against that order began late in the second quarter of fiscal 2012 and will be completed by the end of fiscal year 2012.

Revenues.  Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, Hindustan Lifecare Limited ("HLL").  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2012 and 2011, and is recognized in the period in which the sale is made by HLL.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Unit sales for the second quarter of fiscal 2012 were the second highest in the Company’s history; the highest quarterly unit sales were recorded in the first quarter of fiscal 2012.

The Company had net revenues of $7,831,364 and net income of $1,904,429, or $0.07 per diluted share, for the three months ended March 31, 2012 compared to net revenues of $4,287,245 and net income of $80,998, or $ 0.00 per diluted share, for the three months ended March 31, 2011.

Net revenues increased $3,544,119, or 83%, on a 57% increase in unit volume for the three months ended March 31, 2012, compared with the same period last year.  The FC2 average sales price per unit increased 4% compared with the same period last year due to purchaser mix, not price changes.

Gross profit increased $2,753,734, or 152%, to $4,560,968 for the three months ended March 31, 2012 from $1,807,234 for the three months ended March 31, 2011.  Gross profit for the three months ended March 31, 2012 was 58% of net revenues versus 42% for the same period last year, primarily due to improved absorption of manufacturing overhead resulting from increased production volume in the second quarter of fiscal 2012.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $790,384, or 32%, to $3,270,395 on a 57% increase in unit volume in the three months ended March 31, 2012 from $2,480,011 for the same period last year.

Operating expenses increased $691,789, or 41%, to $2,397,738 for the three months ended March 31, 2012 from $1,705,949 for the three months ended March 31, 2011.  The increase is primarily due to accrual for fiscal year-end incentive payments based on expected achievement of performance goals relating to the Company’s unit sales and operating income, as well as increased travel, legal and consulting fees. Because the likelihood of meeting fiscal 2011 performance targets was uncertain at March 31, 2011, the second quarter fiscal 2011 bonus accrual was minimal.

Operating income for the three months ended March 31, 2012, was $2,163,230 versus operating income of $101,285 in the same period last year, an increase of $2,061,945, or 2,036%.  The increase is due to the higher gross profit partially offset by higher operating expenses.

Interest, net and other income for the three months ended March 31, 2012 was $257, an increase of $3,351 from the same period in fiscal year 2011, when interest, net and other expense was $3,094.  The impact of foreign currency transactions for the second quarter of fiscal 2012 was a loss of $32,223 compared to a loss of $25,323 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.

The Company's net income increased $1,823,431, or 2,251%, to $1,904,429 in the three months ended March 31, 2012 from net income of $80,998 in the same period of the prior year, as a result of the factors discussed above. Net income was 24% and 2% of net revenues for the three months ended March 31, 2012 and 2011, respectively.

SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO SIX MONTHS ENDED MARCH 31, 2011

The Company had net revenues of $16,465,806 and net income of $4,564,373, or $0.16 per diluted share, for the six months ended March 31, 2012 compared to net revenues of $7,938,613 and net income of $467,666, or $ 0.02 per diluted share, for the six months ended March 31, 2011.

Net revenues increased $8,527,193, or 107%, on a 94% increase in unit volume for the six months ended March 31, 2012, compared with the same period last year.  The FC2 average sales price per unit decreased 1% compared with the same period last year due to purchaser mix.

Gross profit increased $5,752,962, or 150%, to $9,577,113 for the six months ended March 31, 2012 from $3,824,151 for the six months ended March 31, 2011.  Gross profit for the six months ended March 31, 2012 was 58% of net revenues versus 48% for the same period last year as a result of the improved absorption of manufacturing overhead resulting from increased production volume in the six months ended March 31, 2012.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $2,774,231, or 67%, to $6,888,693 on a 94% increase in unit volume in the six months ended March 31, 2012 from $4,114,462 for the same period last year.

Operating expenses increased $1,341,722, or 41%, to $4,630,602 for the six months ended March 31, 2012 from $3,288,880 for the six months ended March 31, 2011.  The increase results primarily from an accrual for fiscal year-end incentive payments based on achievement of company targets, increased wages and benefits, higher stock compensation costs and greater legal and consulting expenses. Because the likelihood of meeting fiscal 2011 performance targets was uncertain at March 31, 2011, the bonus accrual for the six months ended March 31, 2011 was minimal.

Operating income for the six months ended March 31, 2012, was $4,946,511 versus operating income of $535,271 in the same period last year, an increase of $4,411,240, or 824%.  The increase is due to the higher gross profit generated in fiscal 2012 partially offset by higher operating expenses.

Interest, net and other income for the six months ended March 31, 2012 was $612, an increase of $2,988 from the same period in fiscal year 2011, when interest, net and other expense was $2,376.  The impact of foreign currency transactions for the six months ended March 31, 2012 was a loss of $84,529 compared to a loss of $56,229 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $10.4 million and $7.7 million at March 31, 2012 and 2011, respectively.

Under the guidance of ASC Topic 740, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carryforward will be utilized before expiration. During the six months ended March 31, 2012, the Company recorded tax expense of approximately $298,000, primarily consisting of expense for Illinois state income tax as the state has suspended net operating loss utilization and Malaysian tax expense where the Company has no remaining net operating loss carryforwards, compared to a tax expense of $9,000 for the six months ended March 31, 2011.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating loss carryforwards in the future. As of March 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $29,741,000 and $15,012,000, respectively, for income tax purposes expiring in years 2012 to 2027.  The Company's U.K. subsidiary, The Female Health Company - UK, plc has U.K. net operating loss carryforwards of approximately $68,476,000 as of March 31, 2012, which can be carried forward indefinitely to be used to offset future U.K. taxable income. The Company will evaluate its net operating loss carryforwards at the end of each fiscal year or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary. If appropriate, a tax benefit will be recorded.

The Company's net income increased $4,096,707, or 876%, to $4,564,373 in the six months ended March 31, 2012 from net income of $467,666 in the same period of the prior year, as a result of the factors discussed above. Net income was 28% and 6% of net revenues for the six months ended March 31, 2012 and 2011, respectively.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the FC2 female condom, its sole current product. While management believes the global potential for the FC2 female condom is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 130 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 female condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $5.1 million in the six months ended March 31, 2012, which included a negative impact of changes in operating assets and liabilities of $(0.2) million, compared with $2.5 million in the six months ended March 31, 2011, which included a positive impact of changes in operating assets and liabilities of $1.5 million.

Accounts receivable increased from $2.3 million at September 30, 2011 to $4.5 million at March 31, 2012. The increase is the result of significantly increased sales revenues. The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 44 days.  Over the past five years, the Company’s bad debt expense has been less than .04% of product sales.

During fiscal 2010, the Company commenced paying quarterly cash dividends.  The Company’s Board of Directors has declared and paid nine consecutive quarterly cash dividends of $0.05 per share since January 2010. The Company paid cash dividends of $2.8 million during each of the six months ended March 31, 2012 and 2011. On March 22, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share, a 20% increase from the previous dividend rate. On May 9, 2012, the Company will pay, from its cash on hand, approximately $1.7 million pursuant to the dividend to stockholders of record as of May 2, 2012. Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

The Company plans to expand the manufacturing capacity at its Malaysian facility to an annualized rate of approximately 100 million units by the end of the calendar year 2012.  The Company expects that the expansion will cost less than $1 million in total and will be funded entirely with cash on hand.

At March 31, 2012, the Company had working capital of $8.0 million and stockholders’ equity of $17.3 million compared to working capital of $8.3 million and stockholders’ equity of $14.2 million as of March 31, 2011.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”). The Loan Agreement provides for maximum revolving credit borrowings of $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory.  Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  The revolving note with the Bank will expire August 1, 2012.  Borrowings on the revolving note bear interest at a rate of the base rate plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at March 31, 2012, and September 30, 2011.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

____________________________

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

THE FEMALE HEALTH COMPANY

DATE: May 1, 2012

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: May 1, 2012

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer