Form 10-Q
period 2012-06-30
FEMALE HEALTH CO
filed 2012-07-31
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of July 30, 2012, the registrant had 28,516,343 shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2012	September 30, 2011
Current Assets:
Cash	$8,286,561	$4,249,324
Restricted cash	4,523	4,526
Certificate of deposit	-	63,875
Accounts receivable, net	4,748,008	2,305,473
Inventories, net	1,329,541	2,026,528
Prepaid expenses and other current assets	307,280	297,267
Deferred income taxes	800,000	800,000
TOTAL CURRENT ASSETS	15,475,913	9,746,993

Other Assets	118,180	116,360

EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures	4,020,083	3,766,924
Construction in progress	366,934	-
Less accumulated depreciation and amortization	(2,097,300)	(1,787,486)
Property, plant and equipment, net	2,289,717	1,979,438

Deferred Income Taxes	7,600,000	7,600,000

TOTAL ASSETS	$25,483,810	$19,442,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,878,863	$1,076,994
Accrued expenses and other current liabilities	1,068,567	846,591
Accrued compensation	2,178,080	369,825
TOTAL CURRENT LIABILITIES	5,125,510	2,293,410

Deferred rent	96,391	101,133
Deferred grant income	88,858	107,481
Deferred income taxes	187,564	188,177
TOTAL LIABILITIES	5,498,323	2,690,201

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	298,342	296,490
Additional paid-in-capital	68,774,077	68,117,382
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(42,063,780)	(44,697,131)
Treasury stock, at cost	(6,441,633)	(6,382,632)
TOTAL STOCKHOLDERS’ EQUITY	19,985,487	16,752,590
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,483,810	$19,442,791

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2012	2011

Product sales	$8,656,390	$3,515,303
Royalty income	-	2,136
Net revenues	8,656,390	3,517,439

Cost of sales	3,362,654	1,703,754

Gross profit	5,293,736	1,813,685

Operating expenses	2,485,690	1,363,184

Operating income	2,808,046	450,501

Non-operating income (expense):
Interest, net and other income (expense)	301	(546)
Foreign currency transaction gain (loss)	15,235	(18,022)
Total non-operating income (expense)	15,536	(18,568)

Income before income taxes	2,823,582	431,933

Income tax expense	273,839	15,266

Net income	$2,549,743	$416,667

Basic earnings per common share outstanding	$0.09	$0.02

Basic weighted average common shares outstanding	27,554,290	27,301,422

Diluted earnings per common share outstanding	$0.09	$0.01

Diluted weighted average common shares outstanding	29,101,092	28,971,510

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,
	2012	2011

Product sales	$25,100,475	$11,412,666
Royalty income	21,721	43,386
Net revenues	25,122,196	11,456,052

Cost of sales	10,251,347	5,818,216

Gross profit	14,870,849	5,637,836

Operating expenses	7,116,292	4,652,064

Operating income	7,754,557	985,772

Non-operating income (expense):
Interest, net and other income (expense)	913	(2,922)
Foreign currency transaction loss	(69,294)	(74,251)
Total non-operating expense	(68,381)	(77,173)

Income before income taxes	7,686,176	908,599

Income tax expense	572,060	24,266

Net income	$7,114,116	$884,333

Basic earnings per common share outstanding	$0.26	$0.03

Basic weighted average common shares outstanding	27,530,445	27,282,597

Diluted earnings per common share outstanding	$0.25	$0.03

Diluted weighted average common shares outstanding	29,017,821	28,987,263

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$7,114,116	$884,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341,755	349,548
Amortization of deferred income from grant	(18,623)	(18,623)
Interest added to certificate of deposit	(252)	(2,409)
Share-based compensation	656,147	570,743
Deferred income taxes	(613)	-
Loss on disposal of fixed assets	12,628	-
Changes in operating assets and liabilities	927,405	2,827,103
Net cash provided by operating activities	9,032,563	4,610,695

INVESTING ACTIVITIES
Decrease (increase) in restricted cash	3	(61)
Proceeds from certificate of deposit	64,127	-
Capital expenditures	(505,724)	(35,020)
Net cash used in investing activities	(441,594)	(35,081)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(59,001)	(33,063)
Dividends paid on common stock	(4,481,694)	(4,158,239)
Payments on capital lease obligations	(13,037)	(19,018)
Net cash used in financing activities	(4,553,732)	(4,210,320)

Net increase in cash	4,037,237	365,294
Cash at beginning of period	4,249,324	2,918,776

CASH AT END OF PERIOD	$8,286,561	$3,284,070

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes paid	$574,547	$23,952

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$179,723	$221,970
Dividends payable	14,420	16,000
Accounts payable incurred for the purchase of equipment	158,938	-

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

Operating results for the three and nine months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public health sector markets in 137 countries as compared to 120 countries at September 30, 2011. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2012 and 2011, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 46 days. Over the past five years, the Company’s bad debt expense has been less than .04% of product sales.  The balance in the allowance for doubtful accounts was approximately $52,000 at June 30, 2012 and $10,000 at September 30, 2011.

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

Foreign Currency and Change in Functional Currency

Prior to October 1, 2009 the functional currency of the Company’s subsidiaries was the local currency, in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters.  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances and the Company's subsidiaries adopted the U.S. dollar as their functional currency. The Company recognized a foreign currency transaction gain of $15,235 and loss of $69,294 for the three and nine months ended June 30, 2012, respectively, compared to a loss of $18,022 and $74,251 for the three and nine months ended June 30, 2011, respectively.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the June 30, 2011 consolidated financial statements have been reclassified to conform to the June 30, 2012 presentation.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Denominator:
Weighted average common shares outstanding – basic	27,554,290	27,301,422	27,530,445	27,282,597
Net effect of dilutive securities
Options	1,191,381	1,234,933	1,134,225	1,268,335
Warrants	62,171	58,905	59,901	60,081
Unvested restricted shares	293,250	376,250	293,250	376,250
Total net effect of dilutive securities	1,546,802	1,670,088	1,487,376	1,704,666
Weighted average common shares outstanding - diluted	29,101,092	28,971,510	29,017,821	28,987,263
Income per common share – basic	$0.09	$0.02	$0.26	$0.03
Income per common share – diluted	$0.09	$0.01	$0.25	$0.03

All the outstanding warrants and stock options were included in the computation of diluted net income per share during the three months and nine months ended June 30, 2012 and 2011.

NOTE 3 - Inventories

The components of inventory consist of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Raw material	$746,756	$435,947
Work in process	15,707	64,149
Finished goods	666,194	1,602,384
Inventory, gross	1,428,657	2,102,480
Less: inventory reserves	(99,116)	(75,952)
Inventory, net	$1,329,541	$2,026,528

NOTE 4 – Line of Credit

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”). The Loan Agreement provides for maximum revolving credit borrowings of $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.50% at June 30, 2012) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at June 30, 2012 or September 30, 2011.  The Company expects that the revolving note with the Bank will be renewed on August 1, 2012 for a one-year term expiring on August 1, 2013 with no other significant change in the terms of the facility.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under this plan. As of June 30, 2012, 761,932 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three or nine months ended June 30, 2012 or 2011.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three and nine months ended June 30, 2012, was approximately $15,000 and $60,000, respectively, and $23,000 and $68,000 for the three and nine months ended June 30, 2011, respectively.

During the nine months ended June 30, 2012, 193,750 stock options were exercised using the cashless exercise option available under the plan which entitled the holder to 116,915 shares of common stock.  The intrinsic value of the options exercised was $510,000.  There was no realized tax benefit from options exercised for the nine months ended June 30, 2012, based on the “with and without” approach.  No stock options were exercised during the three and nine months ended June 30, 2011.

The following table summarizes the stock options outstanding and exercisable at June 30, 2012:

	Number Outstanding At 6/30/2012	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable At 6/30/2012	Wghted Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	1,640,250	1.54	$1.60	$7,010,000	1,640,250	1.54	$1.60	$7,010,000

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $5.87 per share as of the last business day of the period ended June 30, 2012.  As of June 30, 2012, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.  The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the periods ended June 30, 2012 and 2011, was not recognized, based on the Company’s election of the “with and without” approach.

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

The Company granted a total of 54,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2012. The fair value of the awards granted was approximately $227,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock in  September 2012 through September 2014, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were 2,500 restricted stock forfeitures during the three and nine months ended June 30, 2012.

The Company granted a total of 288,750 shares of restricted stock or shares issuable pursuant to promise to issue shares of common stock during the nine months ended June 30, 2011.  The fair value of the awards granted was approximately $1,657,000.  All such shares of restricted stock vest and all such shares must be issued pursuant to promise to issue stock between September 2011 and December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. 2,500 shares of restricted stock were forfeited during the nine months ended June 30, 2011.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $189,000 and $596,000 for the three and nine months ended June 30, 2012, respectively, $178,000 of which was included in accrued expenses at June 30, 2012, since the related shares have not been issued. Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and nine months ended June 30, 2011 was approximately $200,000 and $503,000, respectively, of which $155,000 was included in accrued expenses at June 30, 2011.  This expense is included in operating expenses for those respective periods. As of June 30, 2012, there was approximately $720,000, representing approximately 131,000 unvested shares, of unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans.  This unrecognized cost will be recognized over the weighted average period of the next 1.24 years.

Common Stock Purchase Warrants

At June 30, 2012, 80,000 warrants issued in connection with investor relations were outstanding and exercisable.  The warrants have an exercise price of $1.30 per share, remaining life of 4.04 years and aggregate intrinsic value of approximately $366,000.  The aggregate intrinsic value is before taxes, based on the closing price of the Company’s common stock of $5.87 per share on the last business day of the period ended June 30, 2012.

No warrants were issued in the nine months ended June 30, 2012 or 2011.

There were no warrant exercises in the nine months ended June 30, 2012 or 2011.  There is no unrecognized compensation cost related to warrants as of June 30, 2012.

NOTE 6 - Stock Repurchase Program

On January 17, 2007, the Company announced a Stock Repurchase Program under the terms of which up to a million shares of its common stock could be purchased during the subsequent twelve months. In March 2008, the repurchase program was expanded up to a total of 2,000,000 shares to be acquired through December 31, 2009.  In February 2009, the Board further expanded the repurchase program to a maximum of 3,000,000 shares to be acquired through December 31, 2010.  On March 25, 2010, the Board extended the period of the Stock Repurchase Program through December 31, 2011. In December 2011, the Board further extended the period of the Stock Repurchase Program through December 31, 2012.  From the program’s onset through June 30, 2012, the total number of shares repurchased by the Company is 1,925,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the nine months ended June 30, 2012 and 2011 were 1,000 and 5,750 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2012

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – March 31, 2012	1,915,829	$3.33	1,915,829	1,084,171
April 1, 2012 – April 30, 2012	-	-	1,915,829	1,084,171
May 1, 2012 – May 31, 2012	-	-	1,915,829	1,084,171
June 1, 2012 – June 30, 2012	10,000	5.43	1,925,829	1,074,171
Quarterly Subtotal	10,000	5.43	1,925,829
Total	1,925,829	$3.34	1,925,829	1,074,171

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates primarily in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Nine Months Ended				Long-Lived Assets As of
	June 30,				June 30,	September 30,
	2012		2011		2012	2011
Brazil	$6,720	(1)	$703	(1)	$-	$-
South Africa	3,792	(1)	1,126	(1)	-	-
United States	1,792		1,631		180	132
Zimbabwe	*		966	(1)	-	-
Mozambique	*		591		-	-
France	*		672		-	-
India	*		*		72	88
United Kingdom	*		*		173	193
Malaysia	*		*		1,983	1,683
Other	12,818		5,767		-	-
	$25,122		$11,456		$2,408	$2,096

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

As of June 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $29,741,000 and $15,012,000, respectively, for income tax purposes expiring in years 2012 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $68,476,000 as of June 30, 2012, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  The Company’s Malaysian subsidiary, The Female Health Company (M) SDN.BHD, has no net operating loss carryforwards as of June 30, 2012.  With the increasing demand for and profitability of the FC2 female condom, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three and nine months ended June 30, 2012 and 2011, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Income tax expense at statutory rates	$960,000	$147,000	$2,613,000	$309,000
State income tax, net of federal benefits	177,000	27,000	482,000	57,000
Effect of AMT expense	39,000	-	84,000	-
Non-deductible expenses	2,000	1,000	5,000	2,000
Effect of foreign income tax	(188,971)	(33,000)	(639,657)	(179,000)
Utilization of NOL carryforwards	(784,219)	(67,420)	(2,138,683)	(364,725)
Increase (decrease) in valuation allowance	69,029	(59,314)	166,400	199,991
Income tax expense	$273,839	$15,266	$572,060	$24,266

Note 10 – Dividends

During fiscal 2010, the Company commenced paying quarterly cash dividends. Since then, the Company’s Board of Directors has declared and paid ten consecutive quarterly cash dividends; nine of which were paid at the rate of $0.05 per share, and one at the increased rate of $0.06 per share (a 20% increase over the previous quarterly dividend rate of $0.05), which totaled approximately $1 .7 million and was paid on May 7, 2012.  The Company paid cash dividends of approximately $4.5 million during the nine months ended June 30, 2012 and $4.2 million during the nine months ended June 30, 2011.

On July 12, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share.  The Company will pay, from its cash on hand, approximately $1.7 million pursuant to the dividend on August 8, 2012, to stockholders of record as of August 1, 2012.

NOTE 11 – Capital Expenditure Commitments

The Company is expanding manufacturing capacity at its Malaysian facility to an annualized rate of approximately 100 million units.  The expansion, which is expected to cost approximately $665,000, will be completed by the end of calendar year 2012.  As of June 30, 2012, the Company has made purchase commitments for the expansion project of approximately $526,000.  Deposits of $196,000 have been made against the commitments as of June 30, 2012.  The balance of approximately $330,000 is scheduled to be paid by September 30, 2012.  The Company expects to fund the expansion with cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control, approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 female condom, a Class III medical device approved by FDA in 1993.  In October 2009, production of FC1 ceased.  Although no longer produced, the Company retains its ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.  The Company’s second generation product, FC2, has been available internationally since 2007 and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 332 million FC1 and FC2 female condoms.

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

A recent economic analysis of the cost effectiveness of an FC2 HIV/AIDS prevention program conducted by Dr. David Holtgrave, the chairman of the Department of Health Behavior and Society at the Johns Hopkins Bloomberg School of Public Health was featured in the March 26, 2012  issue of AIDS and Behavior.  The study showed that the Washington, D.C. FC2 prevention program, a public-private partnership to provide and promote FC2 female condoms, prevented enough HIV infections in the first year alone to save over $8 million in future medical care costs (over and above the cost of approximately $445,000 for the program).  This means that for every dollar spent on the program, there was a cost savings of nearly $20.  In the article Dr. Holtgrave concluded, “These results clearly indicate that delivery of, and education about, Female Condoms is an effective HIV prevention intervention and an outstanding public health investment.”  The district began its program two years ago to fight a disease that is at epidemic levels.  At least 3% of Washington residents have HIV or AIDS, a prevalence rate that is the highest of any U.S. city.

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

Global Market Potential

Because the FC2 female condom offers a woman dual protection against both unintended pregnancy and STI’s, including HIV/AIDS, its market encompasses both family planning and disease prevention.

Prevention
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

For sexually active couples, male condoms and the FC2 female condom are the only barrier methods approved by FDA for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   Based on the complexities of such research, a viable prevention alternative is unlikely to be available in the foreseeable future.  To date, it is clear that condoms, male and female, continue to play a key role in the prevention of STI’s, including HIV/AIDS.  The Company’s FC2 female condom, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.

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

Contraception
The feminization of HIV/AIDS has increased the relevance of FC2 for the prevention of unintended pregnancies as well as disease prevention.  Unintended pregnancy may result in maternal and infant death, babies with HIV/AIDS, AIDS orphans and increased health care costs.

 The value of FC2 as a contraceptive device was highlighted on World AIDS Day, December 1, 2011, when the British Government pledged 5 million British pounds (approximately $7.6 million) for the purchase of female condoms.  In the announcement, the British Government noted the prevention of unintended pregnancies as a reason for the donation.

On July 11, 2012, World Population Day, the UK Government and the Bill and Melinda Gates Foundation held a Summit on Family Planning in London, England (the “London Summit”).  It was attended by public health officials, government officials, and private sector companies that supply contraceptives and related products.

The primary goal of the London Summit was to increase access to contraceptives to an additional 120 million poor women in developing countries by 2020.  Achievement of this goal will reduce maternal and infant immortality, HIV/AIDS babies and orphans and health care costs.

At the close of the London Summit it was announced that commitments of $4.6 billion had been made to fund the 2012-2020 program.  This included commitments by the British Government, other specific countries, the Bill & Melinda Gates Foundation, other foundations, Bloomberg Philanthropies, and other private sector donors.

FHC was invited to and attended the London Summit.  O.B. Parrish, Chairman/CEO, Mike Pope, VP of UK and Malaysian Operations, Donna Felch, VP and CFO, and Lucie van Mens, Director of Program Development & Support, participated in the London Summit and/or related activities.  O.B. Parrish participated on a panel called "Partnering for Progress: The Role of Public/Private Partnerships."

FHC announced a program to support the goal to provide contraceptives to an additional 120 million women by 2020.  FHC’s program includes the following:

•	Aggregate annual public sector purchases from all large buyers to set prospectively volume-based unit pricing
•	Award major purchasers with free product equal to 5% of total annual units purchased
•	Invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.

The Company believes achievement of the London Summit’s goals will increase the market for contraceptives over the long-term.  It also believes it will increase the market for the female condom, due to the fact that it is the only product where use is initiated by women that provides dual protection against unintended pregnancy and STI’s including HIV/AIDS.

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually. The global public health sector market for male condoms is estimated to be greater than 10 billion units annually.  Given the rapid spread of HIV/AIDS in India and China, United Nations Joint Programme on HIV/AIDS (“UNAIDS”) estimates that the annual public health sector demand for condoms, both male and female, will reach 19 billion units by 2015.

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

Strategy

The Company’s strategy is to fully develop global markets for the FC2 female condom for both contraception and STI prevention. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (“UNFPA”), the United States Agency for International Development (“USAID”), UNAIDS, country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. To assist with its customers’ prevention programs and provide technical product support, the Company has placed representatives strategically around the world: Asia, Africa, Europe and North America. The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation product, FC2.  The new product is made from a less costly raw material, nitrile polymer. FC2’s production process is more efficient and less labor intensive than that of FC1, making it less costly to produce.  Its price is approximately 30% less than that of FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in the second quarter of fiscal 2007.  Since October 2009, all of the Company’s unit sales have been FC2.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to reduce the price to the public health sector by approximately 30% and significantly increase its gross margin.

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

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other government agencies which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention and family planning programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control. In New York City, FC2 is currently available in 947 locations, as compared to 609 at September 30, 2011, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

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

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  Production capacity is approximately 75-80 million units annually. The facility’s  manufacturing capacity  is currently being expanded to an annualized rate of approximately 100 million units.  The Company expects to complete this expansion project by the end of the calendar year 2012.

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

In the U.S., FC2 is regulated by the FDA. Pursuant to section 515(a)(3) of the Safe Medical Amendments Act of 1990 (the "SMA Act"), the FDA may temporarily suspend approval and initiate withdrawal of the PMA if the FDA finds that FC2 is unsafe or ineffective, or on the basis of new information with respect to the device, which, when evaluated together with information available at the time of approval, indicates a lack of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the labeling. Failure to comply with the conditions of FDA approval invalidates the approval order. Commercial distribution of a device that is not in compliance with these conditions is a violation of the SMA Act.  As FC2 is an FDA approved medical device, the facilities in which FC2 is produced and tested are subject to periodic FDA inspection to ensure compliance with current Good Manufacturing Practices.  The Company’s most recent FDA inspection was completed in September 2010.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July, 2012 and be cleared for purchase by UN agencies. It is possible that other female condoms may receive FDA approval or complete the WHO prequalification process or may otherwise compete with the Company's FC2 female condom.

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

In August 2006, after a stringent technical review, WHO cleared FC2 for purchase by U.N. agencies.  The first substantial sales of FC2 occurred in fiscal 2007.  FC2 received FDA approval as a Class III medical device on March 10, 2009 and became available in the United States in August 2009. In addition to FDA approval, the FC2 female condom has been approved by other regulatory agencies, including in the European Union, India, and Brazil.

From its introduction in March 2007 through June 30, 2012, approximately 153 million FC2 female condoms have been distributed in 137 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.

The FC2 female condom provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  The public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

FC2 is currently available in 137 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have included large global agencies, such as the UNFPA and USAID, through its facilitator, John Snow, Inc.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations.

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

In fiscal 2011, the Company announced that delays in two significant orders (the Republic of South Africa and Brazil) would negatively impact fiscal 2011 results and could positively impact fiscal 2012 results. Both orders were received in the first quarter of fiscal 2012.  In November 2011, the Company received an order from the Republic of South Africa for 5 million units of FC2.  Shipments against that order began immediately and were completed in the second quarter.  In February 2012, FHC received an additional order for 1 million units from RSA, which were shipped during the second quarter. In December 2011, the Company received an order from UNFPA for 20 million units of FC2 for Brazil.  The shipments against that order began late in the second quarter of fiscal 2012.

Revenues.  Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, Hindustan Lifecare Limited ("HLL").  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2012 and 2011, and is recognized in the period in which the sale is made by HLL.

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

The Company's operating expenses include costs for promotion, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million poor women in developing countries by 2020.  This program includes a plan for the Company to invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company's operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training.  The Company believes that increased spending on education and training will increase the market for FC2.  In connection with the London Summit, the Company also plans to award major purchasers with free product equal to 5% of total annual units purchased beginning during the quarter ending September 30, 2012.  The Company will reserve for the cost of the free product as a promotional expense, which may increase the Company's operating expenses.  The Company believes that such free samples will help to educate potential users and result in increased unit sale volumes from major purchasers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Unit sales for the third quarter of fiscal 2012 were the highest in the Company’s history.

The Company had net revenues of $8,656,390 and net income of $2,549,743, or $0.09 per diluted share, for the three months ended June 30, 2012 compared to net revenues of $3,517,439 and net income of $416,667, or $ 0.01 per diluted share, for the three months ended June 30, 2011.

Net revenues increased $5,138,951, or 146%, on a 157% increase in unit sales for the three months ended June 30, 2012, compared with the same period last year.  The FC2 average sales price per unit decreased 4% compared with the same period last year.

Gross profit increased $3,480,051, or 192%, to $5,293,736 for the three months ended June 30, 2012 from $1,813,685 for the three months ended June 30, 2011.  Gross profit for the three months ended June 30, 2012 was 61% of net revenues versus 52% for the same period last year, primarily due to improved absorption of manufacturing overhead resulting from increased production volume in the third quarter of fiscal 2012.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $1,658,900, or 97%, to $3,362,654 on a 157% increase in unit volume in the three months ended June 30, 2012 from $1,703,754 for the same period last year.

Operating expenses increased $1,122,506, or 82%, to $2,485,690 for the three months ended June 30, 2012 from $1,363,184 for the three months ended June 30, 2011.  The increase is primarily due to an accrual for fiscal year-end incentive payments based on expected achievement of performance goals relating to the Company’s unit sales and operating income, as well as increased spending on promotion, education and training, and on legal and consulting services.  During the three months ended June 30, 2011, the cumulative bonus accrual was reversed because the Company determined that fiscal 2011 performance targets would not be met.

Operating income for the three months ended June 30, 2012, was $2,808,046 versus operating income of $450,501 in the same period last year, an increase of $2,357,545, or 523%.  The increase is due to the higher gross profit, partially offset by higher operating expenses.

Interest, net and other income for the three months ended June 30, 2012 was $301, an increase of $847 from the same period in fiscal year 2011, when interest, net and other expense was $546.  The impact of foreign currency transactions for the third quarter of fiscal 2012 was a gain of $15,235 compared to a loss of $18,022 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.

The Company's net income increased $2,133,076, or 512%, to $2,549,743 in the three months ended June 30, 2012 from net income of $416,667 in the same period of the prior year, as a result of the factors discussed above. Net income was 29% and 12% of net revenues for the three months ended June 30, 2012 and 2011, respectively.

NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO NINE MONTHS ENDED JUNE 30, 2011

The Company had net revenues of $25,122,196 and net income of $7,114,116, or $0.25 per diluted share, for the nine months ended June 30, 2012 compared to net revenues of $11,456,052 and net income of $884,333, or $ 0.03 per diluted share, for the nine months ended June 30, 2011.

Net revenues increased $13,666,144, or 119%, on a 112% increase in unit sales for the nine months ended June 30, 2012, compared with the same period last year.  The FC2 average sales price per unit increased 3% compared with the same period last year.

Gross profit increased $9,233,013, or 164%, to $14,870,849 for the nine months ended June 30, 2012 from $5,637,836 for the nine months ended June 30, 2011.  Gross profit for the nine months ended June 30, 2012 was 59% of net revenues versus 49% for the same period last year as a result of the improved absorption of manufacturing overhead resulting from increased production volume in the nine months ended June 30, 2012.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $4,433,131, or 76%, to $10,251,347 on a 112% increase in unit volume in the nine months ended June 30, 2012 from $5,818,216 for the same period last year.

Operating expenses increased $2,464,228, or 53%, to $7,116,292 for the nine months ended June 30, 2012 from $4,652,064 for the nine months ended June 30, 2011.  The increase in operating expenses relates primarily to an accrual for fiscal year-end incentive payments based on expected achievement of performance goals relating to the Company’s unit sales and operating income, increased spending on promotion, education and training, increased wages and benefits, higher stock compensation costs and increased  legal and consulting expenses.

Operating income for the nine months ended June 30, 2012, was $7,754,557 versus operating income of $985,772 in the same period last year, an increase of $6,768,785, or 687%.  The increase is due to the higher gross profit generated in fiscal 2012 partially offset by higher operating expenses.

Interest, net and other income for the nine months ended June 30, 2012 was $913, an increase of $3,835 from the same period in fiscal year 2011, when interest, net and other expense was $2,922.  The impact of foreign currency transactions for the nine months ended June 30, 2012 was a loss of $69,294 compared to a loss of $74,251 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $12.4 million and $7.7 million at June 30, 2012 and September 30, 2011, respectively.

Under the guidance of ASC Topic 740, Accounting for Income Taxes, an entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carryforward will be utilized before expiration. During the nine months ended June 30, 2012, the Company recorded tax expense of approximately $572,000, primarily consisting of expense for Illinois state income tax as the state has suspended net operating loss utilization and Malaysian tax expense where the Company has no remaining net operating loss carryforwards, compared to a tax expense of approximately $24,000 for the nine months ended June 30, 2011.  Management believes that the Company's recent and projected future growth and profitability has made it more likely than not that the Company will utilize its net operating loss carryforwards in the future. As of June 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $29,741,000 and $15,012,000, respectively, for income tax purposes expiring in years 2012 to 2027.  The Company's U.K. subsidiary, The Female Health Company - UK, plc has U.K. net operating loss carryforwards of approximately $68,476,000 as of June 30, 2012, which can be carried forward indefinitely to be used to offset future U.K. taxable income. The Company will evaluate its net operating loss carryforwards at the end of each fiscal year or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary. If appropriate, a tax benefit will be recorded.

The Company's net income increased $6,229,783, or 704%, to $7,114,116 in the nine months ended June 30, 2012 from net income of $884,333 in the same period of the prior year, as a result of the factors discussed above. Net income was 28% and 8% of net revenues for the nine months ended June 30, 2012 and 2011, respectively.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from the FC2 female condom, its sole current product. While management believes the global potential for the FC2 female condom is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 137 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 female condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention and family planning programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 female condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention and family planning organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $9.0 million in the nine months ended June 30, 2012, which included a positive impact of changes in operating assets and liabilities of $0.9 million, compared with $4.6 million in the nine months ended June 30, 2011, which included a positive impact of changes in operating assets and liabilities of $2.8 million.

Accounts receivable increased from $2.3 million at September 30, 2011 to $4.7 million at June 30, 2012. The increase is the result of significantly increased revenues. The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 46 days.  Over the past five years, the Company’s bad debt expense has been less than .04% of product sales.

During fiscal 2010, the Company commenced paying quarterly cash dividends.  Since the program’s initiation, the Company’s Board of Directors has declared and paid ten consecutive quarterly cash dividends.  After paying nine consecutive quarterly cash dividends at a rate of $0.05 per share, the tenth quarterly cash dividend was paid at an increased rate of $0.06 per share. The Company paid cash dividends of $4.5 million and $4.2 million during the nine months ended June 30, 2012 and 2011, respectively.  On July 12, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share (approximately $1.7 million in total) to be paid on August 8, 2012, from its cash on hand, to stockholders of record as of August 1, 2012.  Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

The Company is expanding  manufacturing capacity at its Malaysian facility to an annualized rate of approximately 100 million units.  The expansion, which is expected to cost approximately $665,000, will be completed by the end of calendar year 2012 and funded entirely with cash on hand.

At June 30, 2012, the Company had working capital of $10.4 million and stockholders’ equity of $20.0 million compared to working capital of $7.6 million and stockholders’ equity of $13.5 million as of June 30, 2011.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2011, the Company entered into a Second Amended and Restated Loan Agreement (the “Loan Agreement”) with Heartland Bank (the “Bank”). The Loan Agreement provides for maximum revolving credit borrowings of $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% or 80% of eligible accounts receivable plus 50% of eligible inventory.  Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at June 30, 2012, and September 30, 2011.  The Company expects that the revolving note with the Bank will be renewed on August 1, 2012 for a one-year term expiring on August 1, 2013 with no other significant change in the terms of the facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has had a Stock Repurchase Program since January 2007.  The Stock Repurchase Program currently authorizes a total of 3,000,000 shares to be acquired through December 31, 2012.  From the program’s onset through June 30, 2012, the total number of shares repurchased by the Company is 1,925,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008, the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the nine months ended June 30, 2012 and 2011 were 1,000 and 5,750 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2012
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – March 31, 2012	1,915,829	$3.33	1,915,829	1,084,171
April 1, 2012 – April 30, 2012	-	-	1,915,829	1,084,171
May 1, 2012 – May 31, 2012	-	-	1,915,829	1,084,171
June 1, 2012 – June 30, 2012	10,000	5.43	1,925,829	1,074,171
Quarterly Subtotal	10,000	5.43	1,925,829
Total	1,925,829	$3.34	1,925,829	1,074,171

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (same as Exhibit 3.2).

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (same as Exhibit 3.3).

4.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (same as Exhibit 3.4).

4.5	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: July 31, 2012

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: July 31, 2012

/s/ Donna Felch
Donna Felch, Vice President and Chief
Financial Officer