Form 10-K
period 2012-09-30
FEMALE HEALTH CO
filed 2012-12-04
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

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
Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [x]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2012, was approximately $112.9 million based on the per share closing price as of March 30, 2012 quoted on the NASDAQ Capital Market for the registrant’s common stock, which was $5.42.

There were 28,672,416 shares of the registrant’s common stock, $0.01 par value per share outstanding at November 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:
None

THE FEMALE HEALTH COMPANY

FORM 10-K

SEPTEMBER 30, 2012

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

PART I

Item 1. Business

General

The Female Health Company manufactures, markets and sells the FC2 female condom.  FC2 is the only currently available product under a woman's control, approved by both the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies, that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 female condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device.

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

FC2 is currently available in 138 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.  Therefore, no segment data is disclosed in the Notes to the Consolidated Financial Statements contained in this report.  Information regarding the Company's operations by geographic area is included in Note 10 in the Notes to the Consolidated Financial Statements contained in this report.

Company History

The female condom was invented by a Danish physician who obtained a U.S. patent for the FC1 product in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited. In the years that followed, Chartex, with resources provided by a Danish entrepreneur and a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Wisconsin Pharmacal Company, Inc. (“Wisconsin Pharmacal”, the Company's predecessor) owned certain rights to the female condom in the U.S., Canada and Mexico. Wisconsin Pharmacal pursued the pre-clinical and clinical studies and overall development of the product, necessary for U.S. FDA approval and worldwide distribution of the product.

The Female Health Company is the successor to Wisconsin Pharmacal, a company which manufactured and marketed disparate specialty chemical and branded consumer products. The Company was originally incorporated in 1971.

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
2.	Increase HIV/AIDS prevention and family planning options
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

Since FC2’s introduction in March 2007 through September 30, 2012, approximately 170 million FC2 female condoms have been distributed in 138 countries. It is sold directly to consumers in 16 countries.  Since the first FDA approval in 1993, the Company has sold over 345 million FC female condoms (FC1 and FC2).

Strategy

The Company’s strategy is to fully develop global markets for the FC2 female condom for both contraception and STI prevention. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, UNFPA, USAID, the United Nations Joint Programme on HIV/AIDS (“UNAIDS”), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical support and assist with its customers’ prevention and family planning programs. As announced during the July 2012 London Summit on Family Planning, the Company has pledged to significantly increase its global educational and training investment over the next six years.

The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation product, FC2.  The second generation product is made from a less costly raw material, nitrile polymer. FC2’s production process is more efficient and less labor intensive than that of FC1, making it less costly to produce.  Its price is now approximately 49% less than FC1’s final unit sales price.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in fiscal 2007.  Since October 2009, all of the Company’s unit sales have been FC2.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to both reduce the price to the public health sector and increase its gross margin.

Since the product’s primary market is currently the public health sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the female condom continues to grow in the public health sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

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

An economic analysis of the cost effectiveness of an FC2 HIV/AIDS prevention program conducted by Dr. David Holtgrave, the chairman of the Department of Health Behavior and Society at the Johns Hopkins Bloomberg School of Public Health was featured in the March 26, 2012  issue of AIDS and Behavior.  The study showed that the Washington, D.C. FC2 prevention program, a public-private partnership to provide and promote FC2 female condoms, prevented enough HIV infections in the first year alone to save over $8 million in avoided future medical care costs (over and above the cost of approximately $445,000 for the program).  This means that for every dollar spent on the program, there was a cost savings of nearly $20.  In the article Dr. Holtgrave concluded, “These results clearly indicate that delivery of, and education about, Female Condoms is an effective HIV prevention intervention and an outstanding public health investment.”  The district began its program in 2010 to fight a disease that is at epidemic levels.  At least 3% of Washington residents have HIV or AIDS, a prevalence rate that is the highest of any U.S. city.

Numerous clinical and behavioral studies have been conducted regarding use of the female condom. Studies show that in many cultures, the female condom is found acceptable by women and their partners. Importantly, studies also show that when the female condom is made available as an option along with male condoms there is a significant increase in protected sex acts with a concurrent decrease in STI’s. The increase in protected sex acts varies by country and averages between 10% and 35%.

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

Prevention.  The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women 15 to 44 years of age.  According to the World Health Organization, in 2010 worldwide more than half of all the adults livings with HIV were women and almost 50% of all new adult cases of HIV/AIDS were women. In the United States the Centers for Disease Control and Prevention (CDC) and FDA both list heterosexual sex as the most common method of HIV transmission in women.

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

In the United States, the CDC continues to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  Women of color comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.

In 2009, the CDC lists the rate of new HIV infection for black women as approximately 15 times the rate for white women in the United States. In 2009, in the United States, it is estimated that one in 32 black women would be diagnosed with HIV in her lifetime, compared to the one in 526 incidence rate amongst white women.

The CDC estimates there are 19 million new sexual transmitted infections in the United States each year. It is also estimated that over 24,000 women each year in the US lose the ability to conceive or carry a pregnancy to term due to undiagnosed or untreated STI’s. In March 2008, the CDC announced that a study indicated that 26% of female adolescents in the United States have at least one of the most common STI’s.  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STI’s among adolescent women in the United States.

In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48% compared to 20% among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex. Among these girls, the STI prevalence was 40%.

Contraception.  The feminization of HIV/AIDS has increased the relevance of FC2 for the prevention of unintended pregnancies as well as disease prevention.  Unintended pregnancy may result in maternal and infant death, babies with HIV/AIDS, AIDS orphans and increased health care costs.

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

The primary goal of the London Summit was to increase access to contraceptives to an additional 120 million poor women in 69 developing countries by 2020.  Achievement of this goal will reduce maternal and infant immortality, HIV/AIDS babies and orphans and health care costs.

At the close of the London Summit it was announced that commitments of $4.6 billion had been made to fund the 2012-2020 program.  This included commitments by the British Government, other specific countries, the Bill & Melinda Gates Foundation, other foundations, Bloomberg Philanthropies, and other private sector donors.

FHC was one of only fourteen companies invited to attend the London Summit.  O.B. Parrish, the Company’s Chairman and Chief Executive Officer,  participated on a panel “Partnering for Progress: The Role of Public/Private Partnerships”.

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

The Company believes achievement of the London Summit’s goals will increase the market for contraceptives over the long-term.  It also believes it will increase the market for the female condom, as it is the only female-initiated product that provides dual protection against unintended pregnancy and STI’s including HIV/AIDS.

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

Significant Customers

Because FC2 provides dual protection against both sexually transmitted infections, (including HIV/AIDS), and unintended pregnancy, it is an integral part of both HIV/AIDS prevention and family planning programs throughout the world.  These programs are typically supplied by global public health sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves.  Within the global public health sector are large global agencies such as UNFPA (U.N. Population Fund), USAID (United States Agency for International Development), DFID (U.K.’s Department for International Development), PSI (Population Services International) and other social marketing groups, various government health agencies and NGO’s (non-governmental agencies).  The Company’s most significant customers are either global public health sector agencies, country specific ministries of health or those who facilitate their purchases and/or distribution.

The Company's three largest customers currently are UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project, and Sekunjalo Investments Corporation (PTY) Ltd.  UNFPA accounted for 40% of unit sales in fiscal 2012, 25% of unit sales in fiscal 2011, and 37% of unit sales in fiscal 2010.  John Snow, Inc. accounted for 25% of unit sales in fiscal 2012, 26% of unit sales in fiscal 2011, and 33% of unit sales in fiscal 2010.  Sekunjalo Investments Corporation (PTY) Ltd., accounted for 20% of unit sales in 2012.  Sekujalo’s purchases were less than 10% of total annual units sold in fiscal 2011 and 2010.  No other single customer accounted for more than 10% of unit sales in fiscal 2012, 2011 or 2010.

Commercial Markets – Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 16 countries, including the United States, Brazil, Spain, France, and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells the FC2 female condom to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other government agencies which purchase and distribute the FC2 female condom for use in HIV/AIDS prevention and family planning programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  As of September 30, 2012, FC2 was available in 1,001 locations in New York City, as compared to 609 at September 30, 2011; including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

The Company, in collaboration with the National Female Condom Coalition, is encouraging FC2 usage through city-specific programs as well as other coordinated efforts.  To make “train the trainer” education broadly available, the Company introduced its FC2 On-line Training Program in March 2012. The National Female Condom Coalition support of the female condom was evidenced by its initiation of the first-ever Global Female Condom Day on September 12, 2012.

Employees

As of November 30, 2012, the Company had 144 full-time employees including 10 located in the U.S., 13 in the U.K., 116 in Malaysia and 5 in other countries to implement training and programs, and no part-time employees. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.  In Malaysia, direct labor is supplied primarily by a contracted work force.

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

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC2.  The Company has not incurred environmental expenses in fiscal 2012, 2011 or 2010, nor does it anticipate environmental expenses in the foreseeable future.

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

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  In fiscal 2012, expansion of the facility’s manufacturing capacity by 20% to approximately 100 million units annually was begun. The expansion was completed in October 2012, when the new lines went into production.

The Company’s India-based FC2 end-stage production capacity for supply to the Indian market is located at a facility owned by its exclusive distributor, Hindustan Lifecare Limited (HLL) in the Cochin Special Export Zone. In December 2007, production began at that facility which has a capacity of 7.5 million units per year.

FHC’s total FC2 production capacity is approximately 100 million units annually.  The Company intends to expand its capacity at existing locations and/or manufacture at additional locations as the demand for FC2 develops.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by UN agencies. It is possible that other female condoms may receive FDA approval or complete the WHO prequalification process or may otherwise compete with the Company's FC2 female condom.

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

Backlog

Unfilled product orders totaled $11,382,572 at November 30, 2012 and $6,482,000 at December 1, 2011.  Unfilled orders materially fluctuate from quarter to quarter, and the amount at November 30, 2012 includes orders with requested delivery dates later in fiscal 2013. The Company expects current unfilled orders to be filled during fiscal 2013.

Available Information

The Company maintains its corporate website at www.femalehealth.com and it makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that the Company files with or furnishes to the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  Information on the Company's website is not part of this report.

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

We expect to derive virtually all of our future revenues from sales of our only product, the FC2 female condom.  The ultimate level of demand for FC2 is uncertain, and we may not be able to grow our business if demand for FC2 does not increase.  We also depend on public sector agencies around the world to continue to include FC2 in their STI prevention and family planning programs; and on our commercial sector distribution partners to successfully market and distribute FC2.  A decline in demand for FC2 would reduce our net revenues and profitability.

Our business may be affected by contracting risks with government and other international health agencies.

Our customers are primarily large international agencies and government health agencies which purchase and distribute FC2 for use in family planning and HIV/AIDS prevention programs.  Sales to such agencies may be subject to government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts, process errors, politics or other pressures, and the risk that contracts may be subject to cancellation, delay or restructuring.  These contracting risks may cause significant quarter to quarter variations in our operating results and could adversely affect our net revenues and profitability.  Budget issues and spending cuts affecting government health agencies may also adversely affect demand for our product and our net revenues.

We depend on three major customers for a significant portion of our net revenues.

In fiscal 2012, our three largest customers, UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project, and Sekunjalo Investments Corporation (PTY) Ltd., together accounted for 85% of our total unit sales.  In fiscal 2011, USAID and UNFPA collectively purchased 51% of units sold.  In fiscal 2010, USAID and UNFPA collectively purchased 70% of the units sold.  Sekunjalo’s purchases in fiscal 2011 and 2010 were less than 10% of total annual units sold.  An adverse change in our relationship with our largest customers could have a material adverse effect on our net revenues and profitability.

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

If the recent decline in general economic conditions in the United States and other global markets in which we operate continues, or if consumers fear that economic conditions will continue to decline, consumers may reduce expenditures for products such as our product.  Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability or other factors affecting economic conditions generally.  These changes may negatively affect the sales of our product, increase the cost and decrease the availability of financing, or increase costs associated with producing and distributing our product.  In addition, a substantial portion of the sales of FC2 are made in the public market to government agencies, including USAID and other government agencies around the world.  Worsening economic conditions as well as budget deficits and austerity measures may cause pressures on government budgets and result in a reduction in purchases of FC2 from us by governmental agencies.

Because our product faces significant competition from other products, including other female condoms as well as the male condom, we may not be able to achieve anticipated growth levels or profit margins.

We may be unable to compete successfully against current and future competitors, and competitive pressures could have a negative effect on our net revenues, cash flows and profit margins.  Some parties have developed and marketed female condoms, although only one such product has WHO pre-clearance and none of these female condoms have been approved by the FDA.  It is also possible that other parties will develop a female condom.  These products, if developed, could be distributed by companies with greater financial resources and customer contacts than us. In addition, there are a number of other products currently marketed which have a higher degree of accepted efficacy for preventing pregnancy than does the female condom.  These products include male condoms, birth control pills, and Depo Provera. However, other than the FC2 female condom, only the latex male condom is generally recognized as being efficacious in preventing both unintended pregnancies and sexually transmitted diseases.  Companies manufacturing these competing products are generally much larger than we are and have access to significantly greater resources than we do.  In addition, FC2 is generally sold at prices comparatively greater than the price of the latex male condom.  Accordingly, FC2 will not be able to compete with the latex male condom solely on the basis of price.

Sales of our product fluctuate, which causes our operating results to vary from quarter to quarter.

Sales of our product fluctuate based upon demand from our commercial partners and the public sector and the nature of government procurement processes.  Historically, our net revenues and profitability have varied from quarter to quarter due to such buying patterns.  Quarterly variations in operating results may cause us to fail to meet our earnings guidance or market expectations for our operating results and may tend to depress our stock price during such quarters.

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

As of November 30, 2012, our directors and executive officers and their affiliates beneficially owned in the aggregate approximately 25.6% of the outstanding shares of our common stock.  If these shareholders were to vote together as a group, they would have the ability to exert significant influence over our Board of Directors and policies.  For instance, these shareholders would be able to exert a significant influence over the outcome of all shareholder votes, including votes concerning director elections, amendments to our articles of incorporation and possible mergers, corporate control contests and other significant corporate transactions.

We may not be able to continue paying dividends on our common stock.

Although we have paid a quarterly cash dividend to the holders of our common stock since the second quarter of fiscal 2010, holders of our common stock are not entitled to receive dividends. Downturns in the domestic and global economies or in our operating results could cause our Board of Directors to consider, among other things, the reduction or elimination of dividends paid on our common stock.  This could adversely affect the market price of our common stock.  In addition, under our credit facility with Heartland Bank, dividends are only permitted as long as after giving effect to the dividend we have a ratio of total liabilities to total stockholders' equity of no more than 1:1.

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

We are subject to a number of provisions in our charter documents, Wisconsin law and change of control agreements that may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.  These anti-takeover provisions include the following:

•	the authority provided to our Board of Directors in our Amended and Restated Articles of Incorporation to issue preferred stock without further action by our shareholders;

•	change of control agreements we have entered into with five of our employees which provide for up to three years of compensation following a change of control as defined in the agreements;

•	the provision under Wisconsin law that permits shareholders to act by written consent only if such consent is unanimous;

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60654.  The lease expires October 31, 2016.  The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located in Wood Dale, IL for storage and distribution of the FC2 female condom.   In June 2010, the Company entered a new lease agreement for 6,400 square feet of office space located in London, England.  The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015.  The Company manufactures and warehouses FC2 within a leased facility with 16,000 sq. ft. of production space, in Selangor D.E., Malaysia.  The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the U.K. based “notified body”, which is responsible for CE and ISO accreditation. The lease currently has an expiration date of September 1, 2013 and is renewable at the option of the Company for an additional three year term. The Company’s Malaysian production capacity is approximately 100 million units annually. In February 2012, the Company extended the lease for 11,000 square feet of warehouse space in Selangor, Malaysia.  The lease term is two years, beginning March 1, 2012 and ending on February 29, 2014.  The lease terms include an option by the Company to extend the lease for an additional year.

Item 3. Legal Proceedings.

The Company is not currently involved in any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Capital Market under the symbol "FHCO".  The approximate number of record holders of our common stock at November 30, 2012 was 319.  In January 2010, the Board of Directors adopted a quarterly cash dividend policy and declared the first cash dividend in the Company's history, which was paid in February 2010.  In total, the Board has declared twelve quarterly dividends, the most recent of which was paid in November 2012.  All dividends have been paid from the Company's cash on hand.  Any future quarterly dividends and the record date for any such dividend will be considered each quarter by the Company's Board of Directors and announced by the Company.  Payment of future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  Under the Company's credit facility with Heartland Bank, dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders' equity of not more than 1:1.  Information regarding the high and low reported closing prices for our common stock and dividends paid on our common stock for the quarters indicated is set forth in the table below.

	Quarters
	FIRST	SECOND	THIRD	FOURTH
2012 Fiscal Year
Price per common share – High	$4.69	$5.49	$5.95	$7.30
Price per common share – Low	$3.70	$4.58	$5.07	$5.59
Dividends paid	$0.05	$0.05	$0.06	$0.06

2011 Fiscal Year
Price per common share – High	$6.24	$5.63	$5.13	$4.92
Price per common share – Low	$4.63	$4.18	$4.33	$3.95
Dividends paid	$0.05	$0.05	$0.05	$0.05

Stock Repurchase Program

The Company has had a Stock Repurchase Program in effect since January 2007.  The Stock Repurchase Program currently authorizes a total of 3,000,000 shares to be acquired through December 31, 2012.  From the program’s onset through September 30, 2012, the total number of shares repurchased by the Company is 1,958,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for fiscal 2012, 2011 and 2010 were 34,000, 5,750 and 65,274 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2012:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May yet be Purchased Under the Program
January 1, 2007 – June 30, 2012	1,925,829	$3.34	1,925,829	1,074,171
July 1, 2012– July 31, 2012	-	-	1,925,829	1,074,171
August 1, 2012– August 31, 2012	-	-	1,925,829	1,074,171
September 1, 2012– September 30, 2012	33,000	6.99	1,958,829	1,041,171
Quarterly Subtotal	33,000	6.99	33,000	-
Total	1,958,829	$3.41	1,958,829	1,041,171

Recent Sales of Unregistered Securities

On July 24, 2012, a warrant holder exercised 10,000 warrants for cash which provided the Company with proceeds of $13,000, and on September 28, 2012, the warrant holder exercised 18,000 warrants using the cashless exercise option available in the warrant which entitled the warrant holder to 14,795 shares of our common stock.  The Company believes that these issuances of our common stock in connection with the warrant exercises were exempt from registration under section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 because such issuances were made to a person who is an accredited investor.  The accredited investor represented to the Company that he was purchasing for investment without a view to further distribution.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K.  The Consolidated Statement of Income Data for the years ended September 30, 2012, 2011 and 2010, and the Consolidated Balance Sheet Data as of September 30, 2012 and 2011, are derived from the Consolidated Financial Statements included elsewhere in this report.  The Consolidated Statement of Income Data for the years ended September 30, 2009 and 2008, and the Consolidated Balance Sheet Data as of September 30, 2010, 2009 and 2008, are derived from Consolidated Financial Statements that are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	Year ended September 30,
Consolidated Statement of Income Data:	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Product sales	$35,012	$18,516	$22,188	$27,383	$25,528
Royalty income	22	49	34	160	106
Net revenues	35,034	18,565	22,222	27,543	25,634

Cost of sales	14,413	8,700	9,297	14,026	14,904

Gross profit	20,621	9,865	12,925	13,518	10,730

Operating expenses:
Advertising	53	33	77	108	95
Selling, general and administrative	9,628	6,537	6,569	7,195	7,451
Restructuring costs	-	-	1,930	1,497	-
Total operating expenses, net	9,681	6,570	8,576	8,800	7,546

Operating income	10,940	3,295	4,349	4,718	3,184

Non-operating (expense) income:
Interest and other (expense) income	-	(2)	29	56	53
Foreign currency transaction (loss) gain	(148)	(61)	(154)	276	967
Total non-operating (expense) income	(148)	(63)	(125)	332	1,020

Income before income taxes	10,792	3,232	4,224	5,050	4,204

Income tax benefit	(4,507)	(2,167)	(2,513)	(1,485)	(763)

Net income	15,299	5,399	6,737	6,535	4,967
Preferred dividends, Class A, Series 1	-	-	-	-	8
Preferred dividends, Class A, Series 3	-	-	-	80	129
Net income attributable to common stockholders	$15,299	$5,399	$6,737	$6,456	$4,829

Net income per basic common share outstanding	$0.55	$0.20	$0.25	$0.25	$0.18
Basic weighted average common shares outstanding	27,694	27,287	26,981	25,652	26,116
Net income per diluted common share outstanding	$0.53	$0.19	$0.24	$0.24	$0.18
Diluted weighted average common shares outstanding	28,933	28,971	28,545	27,807	27,983
Cash dividends declared per share	$0.22	$0.20	$0.15	$0.00	$0.00

	September 30,
Consolidated Balance Sheet Data:	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents	$5,291	$4,313	$2,919	$2,810	$1,922
Restricted cash	5	5	5	105	212
Working capital	10,966	7,454	9,853	9,209	9,249
Total assets	30,446	19,443	18,368	18,540	13,831
Accumulated deficit	(35,594)	(44,697)	(44,544)	(47,143)	(53,599)
Long-term obligations	174	209	145	192	1,090
Total stockholders' equity	$24,218	$16,753	$16,132	$12,954	$9,709

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Female Health Company manufactures, markets and sells the FC2 female condom. FC2 is the only currently available female-initiated product approved by the U.S. Food and Drug Administration (FDA) that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS.

In 2005, the Company introduced a second generation female condom, FC2, which had been developed to:

1.	Expand access to female-initiated prevention by offering a more affordable product
2.	Increase HIV/AIDS prevention and family planning options
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

From its introduction in March 2007 through September 30, 2012, approximately 170 million FC2 female condoms have been distributed in 138 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.

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

FC2 is currently available in 138 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STI’s and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

During fiscal 2011, the Company's unit shipments, revenues and net income were adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and the Republic of South Africa (RSA). Significant orders for both countries were received in the first quarter of fiscal 2012. The 20 million unit order received for shipment to Brazil was the largest order in the Company’s history. Receipt of these orders positively impacted fiscal 2012 results.

Revenues.  Most of the Company's revenues have been derived from sales of the FC female condoms (FC1 and FC2), and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, Hindustan Lifecare Limited ("HLL").  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalties on the Audited Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution.  The Company's three largest customers currently are UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project, and Sekunjalo Investments Corporation (PTY) Ltd. UNFPA accounted for 40% of unit sales in fiscal 2012, 25% of unit sales in fiscal 2011, and 37% of unit sales in fiscal 2010. John Snow, Inc. accounted for 25% of unit sales in fiscal 2012, 26% of unit sales in fiscal 2011, and 33% of unit sales in fiscal 2010.  Sekunjalo Investments Corporation (PTY) Ltd., accounted for 20% of unit sales in 2012.  Sekunjalo’s purchases were less than 10% of total annual units sold in fiscal 2011 and 2010.  No other single customer accounted for more than 10% of unit sales in fiscal 2012, 2011 or 2010.

Because the Company manufactures FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in the United States dollar. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency, further reducing the Company’s foreign currency risk.

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

In fiscal 2010, the Company incurred a one-time charge of $1.9 million for restructuring expenses related to exiting the lease of its former U.K. manufacturing facility, following the cessation of FC1 production.

The Company's operating expenses include costs for promotion, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company's operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training.  The Company believes that increased spending on education and training will increase the market for FC2.  In connection with the London Summit, the Company also plans to award major purchasers with free product equal to 5% of total annual units purchased beginning in fiscal 2013. The Company will reserve for the cost of the free product as a cost of sales, which may affect the Company's gross margin.  The Company believes that such free product awards will provide an incentive for increased unit sale volumes from major purchasers.

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Operating Highlights.   The Company had net revenues of $35,033,897 during the fiscal year 2012, compared to $18,565,102 in the fiscal year ended September 30, 2011. The Company’s fiscal 2012 unit sales were 88% higher than fiscal 2011 due to increased volume and several large orders from major customers during fiscal 2012.  During fiscal 2011, the Company's unit shipments, revenues and net income were adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and the Republic of South Africa (RSA). Significant orders for both countries were received in the first quarter of fiscal 2012.   The average sales price of FC2 increased 1% in fiscal 2012 from fiscal 2011.

The Company generated cash flow from operations of $10,356,054 for fiscal year 2012 compared to $6,968,155 for fiscal 2011.

The Company had net income of $15,299,321, or $0.53 per diluted share, in fiscal 2012 compared to net income of $5,399,051, or $0.19 per diluted share, in fiscal 2011.

During fiscal 2012, the Company continued to pay quarterly dividends, raising the quarterly dividend rate from $0.05 per share to $0.06 per share mid-year. The Company remains debt free.

Results of Operations. The Company had net revenues of $35,033,897 and net income of $15,299,321, or $0.53 per diluted share, in fiscal 2012, compared to net revenues of $18,565,102 and net income of $5,399,051, or $0.19 per diluted share, in fiscal 2011.  Net revenues increased $16,468,795, or 89%, in fiscal 2012 over the prior fiscal year, as a result of higher unit sales. In fiscal 2012 and fiscal 2011, net revenues included royalties of $21,721 and $49,011, respectively, earned from licensing intellectual property to the Company’s exclusive distributor in India, Hindustan Lifecare Limited.

Gross profit increased $10,755,823, or 109%, to $20,621,013 in fiscal 2012 from $9,865,190 in fiscal 2011. Gross profit as a percentage of net revenues increased to 59% in fiscal 2012 from 53% in fiscal 2011.  The increase in gross profit was the result of higher unit sales which improved the absorption of fixed overhead costs.

Cost of sales increased $5,712,972, or 66%, to $14,412,884 in fiscal 2012 from $8,699,912 in fiscal 2011. The increase is due to higher volume.

Advertising expenses increased $20,091 to $52,949 in fiscal 2012 from $32,858 in fiscal 2011. The increase is due to the expansion of the US training and education program.

Selling, general and administrative expenses increased $3,091,144 to $9,628,134 in fiscal 2012 from $6,536,990 in fiscal 2011. The increase was primarily due to increased spending in education and training and incentive payments based on the achievement of performance goals relating to the Company’s unit sales and operating income.

Total operating expenses increased $3,111,235 to $9,681,083 in fiscal 2012 from $6,569,848 in fiscal 2011.

The Company's operating income increased $7,644,588 to $10,939,930 in fiscal 2012 from $3,295,342 in fiscal 2011. The increase reflects the impact of significantly higher unit sales.

The Company recorded non-operating expense of $147,907 in fiscal 2012 compared to non-operating expense of $63,367 in fiscal 2011. The increase was the result of an increased foreign currency loss of $148,269 in fiscal 2012 versus a foreign currency loss of $61,258 in fiscal 2011.

An entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carry forward will be utilized before expiration. Management believes that the Company’s recent and projected future growth and profitability has made it more likely than not that the Company will utilize a portion of its net operating loss carryforwards in the future.  The Company recorded a deferred tax benefit in the amount of $4.9 million (gross tax benefit) during the year ended September 30, 2012 compared to $2.5 million for the year ended September 30, 2011 as a result of the decrease in the valuation allowance on these assets.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Operating Highlights.  The Company's net revenues were reduced as a result of lower unit sales, primarily due to delays in two large orders.  The Company had net revenues of $18,565,102 in the fiscal year ended September 30, 2011 compared to $22,221,955 in the fiscal year ended September 30, 2010. The Company’s fiscal 2011 unit sales were 16% lower than fiscal 2010 due to reduced sales volume.  The average sales price of FC2 decreased 1% in fiscal 2011 from fiscal 2010.

The Company generated cash flow from operations of $6,968,155 for fiscal 2011, compared to $3,991,855 for fiscal 2010.

The Company had net income of $5,399,051, or $0.19 per diluted share, in fiscal 2011 compared to net income of $6,737,078, or $0.24 per diluted share, in fiscal 2010.

The Company paid quarterly dividends of $0.05 per share and remained debt free.

Results of Operations. The Company had net revenues of $18,565,102 and net income of $5,399,051, or $0.19 per diluted share, in fiscal 2011 compared to net revenues of $22,221,955 and net income of $6,737,078, or $0.24 per diluted share, in fiscal 2010.

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

Advertising expenses decreased $43,849 to $32,858 in fiscal 2011 from $76,707 in fiscal 2010.

Selling, general and administrative expenses decreased $32,040 to $6,536,990 in fiscal 2011 from $6,569,030 in fiscal 2010. The decrease was due to a reduction in selling and marketing expenses and lower consulting fees somewhat offset by higher legal fees and stock compensation expenses.

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

Liquidity and Sources of Capital

We generally fund our operations and working capital needs through cash generated from operations.  Our operating activities generated cash of $10.4 million in fiscal 2012, $7.0 million in fiscal 2011, and $4.0 million in fiscal 2010.  The increase of $3.4 million in cash generated from operating activities in fiscal 2012 as compared to fiscal 2011 was primarily due to the increase in revenues partially offset by the increase of accounts receivable.  In fiscal 2012, investing activities consumed about $0.7 million for the purchase of fixed assets related to the expansion of the Company’s Malaysian facility.  Financing activities used a net of $8.7 million, most of which was used to pay quarterly cash dividends and tax withholding in connection with cashless stock option exercises where the option holders’ surrendered shares to satisfy their withholding obligations.  The increase of $3.0 million in cash generated from operating activities in fiscal 2011 as compared to fiscal 2010 was primarily due to a $2.2 million decrease in accounts receivable as well as miscellaneous fluctuations in the other assets and liabilities.  In fiscal 2011, investing activities consumed about $0.05 million for the purchase of fixed assets. Financing activities used a net of $5.6 million, most of which was used to pay quarterly cash dividends.

At September 30, 2012, the Company had working capital of $11.0 million and stockholders' equity of $24.2 million compared to working capital of $7.5 million and stockholders' equity of $16.8 million as of September 30, 2011.

Since the Company’s Board of Directors instituted a quarterly cash dividend program in January 2010, the Company has paid a total of twelve consecutive dividends, the most recent of which was paid on November 7, 2012.  The first nine quarterly dividends were paid at the rate of $0.05 per share.  In May 2012, the quarterly cash dividend rate was increased to $0.06 per share. A cumulative total of $17.6 million has been paid since the program’s initiation.

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

On August 1, 2012, the Company entered into an amendment to its Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank (the “Bank”) to extend the term of the Company’s revolving line of credit to August 1, 2013 .  The credit facility  consists of a revolving note for up to $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% to 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.5% at September 30, 2012) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving notes at September 30, 2012 or 2011.

As of November 30, 2012, the Company had approximately $4.2 million in cash, net trade accounts receivable of $6.9 million and current trade accounts payable of $0.9 million. Presently, the Company has no required debt service obligations.

The following table includes information relating to our contractual obligations as of September 30, 2012 in future fiscal years:

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-	-	-
Operating lease obligations	1,456,008	356,865	311,246	216,802	218,349	129,101	223,645
Purchase obligations	-	-	-	-	-	-	-
Other long-term obligations	-	-	-	-	-	-	-
Total	$1,456,008	$356,865	$311,246	$216,802	$218,349	$129,101	$223,645

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent six years for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to equity-based awards, and utilization of NOL carryforwards. The effective tax rates, before considering the reversal of the valuation allowance, were 3.6%, 10.3%, and 6.8% for fiscal 2012, 2011, and 2010, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Heartland Bank, consisting of a revolving note for up to $2,000,000 with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to a base rate plus 0.5%.  As the Company has had no outstanding borrowings in the last five years, it currently has no significant exposure to market risk for changes in interest rates.  Should the Company incur future borrowings under its line of credit, it would be subject to interest rate risk related to such borrowings.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See “Index to Consolidated Financial Statements” for a list of the financial statements being filed herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Certain information about the Company's executive officers, directors and certain key employees as of November 30, 2012, is as follows:

Name	Position	Age
O.B. Parrish	Chairman of the Board, Chief Executive Officer, acting President and Director	79
Mary Ann Leeper, Ph.D.	Senior Strategic Adviser and Director	72
William R. Gargiulo, Jr.	Secretary and Director	84
Michael Pope	Vice President of FHC and General Manager of The Female Health Company (UK) Plc	55
Donna Felch	Vice President, Chief Financial Officer and Director	65
Janet Lee	Controller	48
David R. Bethune	Director	72
Stephen M. Dearholt	Director	66
Michael R. Walton	Director	75
Richard E. Wenninger	Director	65
Mary Margaret Frank	Director	43

O.B. PARRISH
Age: 79; Elected Director: 1987; Present Term Ends: 2013 Annual Meeting

O.B. Parrish has served as Chief Executive Officer of the Company since 1994, as acting President since May 2006, as acting Chief Financial and Accounting Officer from February 1996 to March 1999 and as the Chairman of the Board and a Director of the Company since 1987. Mr. Parrish is a shareholder and has served as the President and as a Director of Phoenix Health Care of Illinois, Inc. ("Phoenix of Illinois") since 1987. Phoenix of Illinois owns approximately 233,501 shares of our common stock. Mr. Parrish also is Chairman and a Director of Abiant, Inc., a neuroimaging company, and an advisor to Algasol Renewables, a technology company developing micro algae biomass as a fuel source.  Mr. Parrish is also a trustee of Lawrence University. From 1977 until 1986, Mr. Parrish was the President of the Global Pharmaceutical Group of G.D. Searle & Co. ("Searle"), a pharmaceutical/consumer products company. From 1974 until 1977, Mr. Parrish was the President of Searle International, the foreign sales operation of Searle. Prior to that, Mr. Parrish was Executive Vice President of Pfizer's International Division. Mr. Parrish’s extensive experience as a health care executive and as an executive of the Company and his skills in the areas of corporate transactions, operations and manufacturing, international business, corporate communications and enterprise risk management, along with his familiarity with the Company’s business and industry and his role as the Company’s Chief Executive Officer, led to the conclusion that he should serve as a director of the Company and Chairman of the Board.

MARY ANN LEEPER, Ph.D.
Age: 72; Elected Director: 1987; Present Term Ends: 2013 Annual Meeting

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

WILLIAM R. GARGIULO, JR.
Age: 84; Elected Director: 1987; Present Terms Ends: 2013 Annual Meeting

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

MICHAEL POPE
Age: 55; Vice President, Global Manufacturing of FHC, General Manager and Director of - The Female Health Company (UK) Plc.

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

DONNA FELCH
Age 65; Vice President and Chief Financial Officer; Elected Director: 2012; Present Term Ends: 2013 Annual Meeting

Ms. Felch has served as Vice President and Chief Financial Officer of the Company since February 2006 and as a Director of the Company since November 2012. Prior to joining the Company, Ms. Felch was Vice President and Treasurer of American Pharmaceutical Partners, Inc., a pharmaceutical company that develops, manufactures and markets injectible pharmaceutical products, from November 2002 until June 2005. In these positions, she directed the treasury, tax, financial planning and analysis, credit and collections and risk management functions. Ms. Felch joined American Pharmaceutical Partners in 1998 and during such time held the positions of Senior Director of Corporate Accounting and Director of General Accounting and Tax. In these roles her responsibilities included internal and external financial reporting, tax, treasury, financial planning, credit and risk management. Previously, Ms Felch served as Director of Corporate Tax with Fujisawa USA, a subsidiary of a major Japanese pharmaceutical company. Ms. Felch had formerly worked as a Tax Manager for LyphoMed, Inc., a generic pharmaceutical manufacturer.  Ms. Felch was appointed to the Board of Directors in connection with her planned retirement as the Company's Vice President and Chief Financial Officer effective January 1, 2013.  Her background as the Vice President and Chief Financial Officer of the Company, her knowledge of the Company's business and her background and experience in public accounting led to the conclusion that she should serve as a director of the Company.

JANET LEE
Age: 48; Controller

Ms. Lee has served as Controller of the Company since May 2007.  From November 2002 until May 2007, Ms. Lee served the Society of Thoracic Surgeons as Accounting Manager/Analyst.  Previously, she held various financial positions at RR Donnelley and Sons Company and ServiceMaster.

DAVID R. BETHUNE
Age: 72; Elected Director: 1996; Present Term Ends: 2013 Annual Meeting

Mr. Bethune has served as a Director of the Company since January 1996. He was Chairman of Zila, Inc., an oral cancer screening company, from August 2007 to September 2009 and Chief Executive Officer of Zila, Inc. from March 2008 to September 2009. He served as a member of the Board of Directors of the CAMBREX Corporation, a life sciences company dedicated to providing products and services that accelerate and improve the discovery and commercialization of human therapeutics, from 2005 to March 2012. Mr. Bethune served as Chairman and Chief Executive Officer of Atrix Laboratories, Inc. from 1999 until his retirement in 2004. From 1997 to 1998, Mr. Bethune held the positions of President and Chief Operating Officer of the IVAX Corporation. From 1996 to 1997, Mr. Bethune was a consultant to the pharmaceutical industry. From 1995 to 1996, Mr. Bethune was President and Chief Executive Officer of Aesgen, Inc., a generic pharmaceutical company. From 1992 to 1995, Mr. Bethune was Group Vice President of American Cyanamid Company and a member of its Executive Committee until the sale of the company to American Home Products. He had global executive authority for human biologicals, consumer health products, pharmaceuticals and opthalmics, as well as medical research. In 1989 he became president of Lederle Laboratories, a division of American Cyanamid and held that position until 1992.  Mr. Bethune is a founding trustee of the American Cancer Society Foundation. He is the founding chairman of the Corporate Council of the Children's Health Fund in New York City and served on the Arthritis Foundation Corporate Advisory Council.  Mr. Bethune’s impressive track record of achievements in leadership positions, including with public companies in the pharmaceutical and medical products industries, led to the conclusion that he should serve as a director of the Company and a member of the audit committee.

STEPHEN M. DEARHOLT
Age: 66; Elected Director: 1996; Present Term Ends: 2013 Annual Meeting

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

MICHAEL R. WALTON
Age: 75; Elected Director: 1999; Present Term Ends: 2013 Annual Meeting

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

RICHARD E. WENNINGER
Age: 65; Director: 2001; Present Term Ends: 2013 Annual Meeting

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

MARY MARGARET FRANK
Age: 43; Director: 2004; Present Term Ends: 2013 Annual Meeting

Dr. Frank has served as a Director of the Company since October 2004. Dr. Frank has served as an Associate Professor of Accounting at the Darden Graduate School of Business at the University of Virginia where she teaches financial and tax accounting since 2002. From 1999 to 2002, Dr. Frank was an Assistant Professor at the University of Chicago Booth School of Business. During 1997, Dr. Frank was an accounting instructor at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill. From 1992 to 1994, Dr. Frank served as a Senior Tax Consultant at Arthur Andersen.  She has her master’s degree and Ph.D. in accounting from the University of North Carolina at Chapel Hill and was issued her CPA in 1994.  Dr. Frank’s background and experience in both public accounting and financial education and her qualification as an “audit committee financial expert” under the SEC’s rules led to the conclusion that she should serve as a director of the Company.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended September 30, 2012, all reports required by Section 16(a) to be filed by the Company's officers, directors and more than 10% shareholders were filed on a timely basis, except that Mr. Bethune filed a Form 4 on October 27, 2011 reporting transactions occurring on October 18, 2011.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Introduction

This section discusses the principles underlying the Company's compensation decisions for fiscal 2012 for the Company’s named executive officers and the most important factors relevant to an analysis of these decisions.  It also provides information regarding the manner and context in which compensation is awarded to and earned by the named executive officers.  In fiscal 2012, the Company had three executive officers, and we refer to these executive officers as the "named executive officers" throughout this section:

•	O. B. Parrish, Chairman of the Board, Chief Executive Officer and Acting President;

•	Donna Felch, Vice President and Chief Financial Officer; and

•	Michael Pope, Vice President of the Company and General Manager of The Female Health Company (UK) Plc.

The compensation of these individuals is presented in the tables and other quantitative information that follow this section.

Overview

The Company experienced very strong operating results in fiscal 2012, with unit sales increasing by 88% over fiscal 2011, net revenues increasing by 89% over fiscal 2011 and operating income increasing by 232% over fiscal 2011.  Because the Company's executive compensation program is heavily weighted towards pay for performance, particularly through the Company's annual performance award program, the named executive officers received significant cash incentive compensation payouts for fiscal 2012.  By contrast, in fiscal 2010 and fiscal 2011 when the performance objectives were not met, the named executive officers did not receive cash incentive compensation payouts under the annual performance award program.

The Company’s compensation strategy is to closely align its compensation programs with shareholders’ interests by providing effective incentives for performance and a level of compensation needed to attract, motivate and maintain key executives who are important to the Company's continued success.  Nearly all of the compensation to the named executive officers consists of only three components:  a modest base salary, an annual performance award program and periodic restricted stock grants.  As part of aligning executive compensation with shareholders' interests, the Company's annual performance award program is based solely on achievement of corporate goals (unit sales and operating income targets).  The program is straightforward and rewards management with cash incentives only if 100% of both corporate goals are achieved.  For fiscal year 2012, the program offered an enhanced performance award if achievement reaches 110% of both goals and a maximum performance reward if achievement reaches 115% of both goals.  If both goals are achieved, the amount of the cash payout is based on the average closing price of the Company’s common stock for the last ten trading days of the fiscal year.  In fiscal 2012, achievement exceeded 115% of both goals, resulting in payment of the maximum performance award to participants.

The Company's executive compensation program is clear and straightforward.  The Company does not have employment agreements with any of the named executive officers and, therefore, unless there is a change of control of the Company, the named executive officers do not have a contractual right to any minimum level of base salary, incentive awards or other compensation or any right to annual increases in base salary.  None of the named executive officers have any rights to severance payments except in connection with a change of control.  Change of control agreements provide for payment of three times a named executive officer's base salary and bonus and certain additional benefits upon termination of employment following a change of control under the agreements.  The Company offers limited perquisites to its named executive officers and does not offer supplemental retirement benefits to any of the named executive officers.  The only retirement benefit the Company offers to the named executive officers is participation in a Simple Individual Retirement Account plan by Ms. Felch.

Key Compensation Actions in Fiscal 2012

The compensation actions taken by the Compensation Committee in fiscal 2012 included the following:

•
In December 2011, the Compensation Committee approved increases in the base salaries of the named executive officers based on the rate of inflation for the twelve months ended November 30, 2011, in their respective countries (the U.S. for Mr. Parrish and Ms. Felch and the U.K. for Mr. Pope).  These base salary increases took retroactive effect as of October 1, 2011.

•
In December 2011, the Compensation Committee approved a change in the Company's annual performance award program to provide that in addition to payout at achievement of 100% and 110% of corporate goals, an additional payout will be made upon achievement of 115% of corporate goals.  The Compensation Committee also set specific objectives for achievement of performance goals under the Company’s annual performance award program.

•
The Compensation Committee did not make any equity awards to the named executive officers in fiscal 2012 as the grants made in December 2010 are still subject to continued vesting.  In December 2010, Mr. Parrish and Ms. Felch each received an award of 45,000 shares of restricted common stock while Mr. Pope received an award of the right to receive 45,000 shares of common stock.  Half of the shares will vest (or, in the case of Mr. Pope, will be issued) on the second anniversary of the grant date (December 16, 2012) and the other half will vest (or, in the case of Mr. Pope, will be issued) on the third anniversary of the grant date (December 16, 2013).  Should a recipient terminate employment, or be terminated for cause, any unvested shares issued will be forfeited (or, in the case of Mr. Pope, will not be issued).

At the Company's 2011 Annual Meeting of Shareholders, pursuant to a non-binding, advisory vote, shareholders approved the compensation of the Company's named executive officers as disclosed in the proxy statement for the meeting by a vote of 11,081,787 shares in favor to 177,224 against.  The Compensation Committee has considered the results of this advisory shareholder vote and believes that it shows support by the Company's shareholders for the Company's compensation philosophy and the executive compensation programs that implement the Company's compensation philosophy.  The Company has not significantly changed its executive compensation program following the shareholder advisory vote.  The Board of Directors has determined that future shareholder advisory votes on executive compensation will occur every three years.  Accordingly, the next shareholder advisory vote on executive compensation will be held at our 2014 Annual Meeting of Shareholders.

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

A named executive officer's compensation opportunity is impacted by the Company’s performance and stock price. By design, the annual performance awards are paid only if the performance goals are attained, and, if the performance goals are surpassed by either 10%, or 15%, the program provides for higher levels of award payouts.  With restricted stock grants, the value is not realized until the vesting requirement is met.  Enhanced value is possible if the stock price increases after the grant is awarded.

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

The Compensation Committee's charter requires that the Company provide the Compensation Committee with adequate funding to engage any compensation consultants or other advisers the Compensation Committee deems it appropriate to engage.  During fiscal 2012 and 2013 to date, the Compensation Committee did not engage any consultants to assist it in reviewing the Company's compensation practices and levels.

Involvement of Management

Management plays a significant role in assisting the Compensation Committee in its oversight of compensation.  Management's role includes assisting the Compensation Committee with evaluating employee performance, establishing individual performance targets and objectives, recommending salary levels and equity incentive grants, and providing financial data on company performance, calculations and reports on achievement of performance objectives, and other information requested by the Compensation Committee.  The Chief Executive Officer works with the Compensation Committee in making recommendations regarding overall compensation policies and plans as well as specific compensation levels for the named executive officers and other key employees, other than the Chief Executive Officer.  Members of management who were present during a part of the Compensation Committee meetings in fiscal 2012 and the first part of fiscal 2013 included the Chief Executive Officer and the Chief Financial Officer.  The Compensation Committee makes all decisions regarding the compensation of the Chief Executive Officer without the Chief Executive Officer or any other member of management present.

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

Base Salaries

The Compensation Committee annually reviews the base salaries for the named executive officers.  During its review in December 2011, the Compensation Committee determined that a modest increase in the base salaries for the named executive officers based on the rate of inflation for the twelve months ended November 30, 2011, in each executive's country of residence (the U.S. for Mr. Parrish and Ms. Felch and the U.K. for Mr. Pope) was the appropriate adjustment for fiscal 2012.  As a result, the Compensation Committee approved the base salary increases for Mr. Parrish and Ms. Felch of approximately 3.0% and for Mr. Pope of approximately 5.0%.  These base salary increases took retroactive effect as of October 1, 2011.

Annual Performance Awards

Each year, the named executive officers have the opportunity to receive a cash incentive under the Company's annual performance award program.  Participants are eligible to receive a target payment upon achievement of corporate goals.  The target award is calculated by multiplying the designated award quantity by the average closing price of the Company’s common stock for the last ten trading days of the fiscal year.  Thus, the value of the performance award, if achieved, is impacted by the Company’s year-end stock price.

At the beginning of fiscal 2012, the Company established the performance goals under the annual performance award program for fiscal 2012 operating results in the following areas:

•	specific rate of increase in unit sales in fiscal 2012 as compared to fiscal 2011; and

•	specific rate of increase in operating income in 2012 as compared to fiscal 2011.

Achievement of 100% of both corporate goals will trigger annual incentive performance awards to the named executive officers at the target level.  Achievement of at least 110% of both corporate goals triggers an enhanced annual award, while achievement of at least 115% of both corporate goals triggers the maximum annual award.  The corporate goals for fiscal 2012 were set at levels that were challenging to achieve, representing significant growth from the prior fiscal year.  Both unit sales and operating profit for fiscal 2012 were greater than 115% of both corporate goals, which entitled participants to the maximum performance award.

Under exceptional circumstances the Compensation Committee has the authority to award discretionary cash bonuses outside of the annual performance award program.  These discretionary bonuses allow the Company to recognize superior performance by the named executive officers and to have the flexibility to maintain competitive compensation when needed.  No discretionary bonuses were awarded to the named executive officers for fiscal 2012, 2011 or 2010.

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

No equity awards were granted in fiscal 2012.  Restricted stock grants were awarded in fiscal 2011 to retain certain key employees who were viewed by the Compensation Committee as important to continuing to achieve the Company’s corporate goals.  A total of 180,000 shares were granted in December 2010 to a total of four executives and employees, including 45,000 shares to each of Mr. Parrish, Ms. Felch and Mr. Pope.  Half of the restricted stock granted in December 2010 vest in twenty-four months (December 2012), with the other half vesting in thirty-six months (December 2013).  The shares of restricted stock have all the rights of our common stock, including voting and dividend rights.  Unvested shares are subject to forfeiture if the holder voluntarily leaves the Company or is terminated for cause.  All shares will vest immediately if there is a change in control of the Company.  As Mr. Pope is a resident of the U.K., rather than an immediate grant of restricted stock, his grant of 45,000 shares was in the form of the right to receive 22,500 shares in December 2012 and 22,500 shares in December 2013, unless Mr. Pope voluntarily leaves the Company or his employment is terminated for cause prior to such dates.  Any remaining grants will be immediately issued to Mr. Pope if there is a change in control of the Company.  In connection with dividends declared by the Company on its common stock, an amount equal to the dividend that would have been payable on the 45,000 shares that Mr. Pope is entitled to receive pursuant to this grant will be credited to Mr. Pope, with such credit payable when and to the extent the applicable shares are subsequently issued.

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

Change of Control Agreements

The Company has entered into a change of control agreement with each of the named executive officers.  These agreements act as springing employment agreements which take effect upon a change of control.  The Company provides these agreements based on competitive market practice, and to ensure that the executives' interests remain aligned with shareholders while the Company considers, or during the pendency of, a transaction that involves a change of control. Additional information regarding these agreements, including a description of key terms and a quantification of benefits that would be received by the named executive officers had termination or a change in control occurred on September 30, 2012, is found below under the heading "Potential Payments on Termination After a Change of Control."

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public corporation for compensation over $1.0 million paid for any fiscal year to each of the individuals who were, at the end of the fiscal year, the corporation's chief executive officer and the three other most highly compensated executive officers other than the chief financial officer.  Performance-based compensation that has been approved by shareholders is excluded from the $1.0 million deductibility limit if certain requirements are met.  Neither the Company's annual performance award program nor its 1997 Stock Option Plan were approved by its shareholders, and therefore any compensation the Company pays under such plans does not qualify for the exclusion from the $1.0 million deductibility limit in Section 162(m).

The Company does not believe that any of the compensation it paid to its named executive officers prior to fiscal 2012 exceeded the limit on deductibility in Section 162(m).  During fiscal 2012, the Company's Chief Executive Officer exercised stock options granted under the 1997 Stock Option Plan which resulted in compensation in excess of $2.1 million based on the spread between the market price of our common stock and the exercise price of options on the date of exercise, which will cause his fiscal 2012 compensation for purposes of Section 162(m) to exceed the $1.0 million deductibility limit by more than $1.2 million.  Section 162(m) will disallow the Company from deducting the amount of such compensation to the Chief Executive Officer for fiscal 2012 in excess of $1.0 million.  After this stock option exercise, no stock options under the 1997 Stock Option Plan are held by any of the Company's named executive officers.  In addition, due to the achievement of the goals for payment of enhanced awards under the Company's annual performance award program for fiscal 2012, the Company's Chief Executive Officer will receive a cash incentive payout of $910,000.  For federal income tax accounting purposes, the Company's deduction, if any, for the compensation relating to the Chief Executive Officer's fiscal 2012 cash incentive payout will accrue in fiscal 2013.  As a result, the Chief Executive Officer's compensation will likely exceed the $1.0 million deductibility limit in Section 162(m) for fiscal 2013.  Section 162(m) will disallow the Company from deducting the amount of such compensation to the Chief Executive Officer for fiscal 2013 in excess of $1.0 million.

The Compensation Committee intends to continue to monitor the applicability of Section 162(m) in connection with future compensation to the Company's named executive officers.  Although the Compensation Committee may consider tax deductibility in connection with future compensation decisions, it believes that it is generally not in the shareholders' interest to restrict the Compensation Committee's discretion and flexibility in developing appropriate compensation programs and establishing compensation levels and, in some instances, the Compensation Committee may approve compensation that is not fully deductible.

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

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
O.B. Parrish,	2012	$164,925	-	$910,000	$19,516	$1,094,441
Chairman, Chief Executive	2011	$159,944	$261,000	-	$19,516	$440,460
Officer and Acting President	2010	$157,548	-	-	$19,516	$177,064
Donna Felch,	2012	$205,743	-	$350,000	$14,142	$569,885
Vice President and Chief	2011	$198,978	$261,000	-	$5,998	$465,976
Financial Officer	2010	$195,935	-	-	$10,423	$206,358
Mike Pope, Vice President	2012	$194,831	-	$350,000	$32,880	$577,711
of the Company and	2011	$189,480	$261,000	-	$32,631	$483,111
General Manager of Female	2010	$177,120	-	-	$29,823	$206,943
Health Company (UK) Plc (4)
________________

(1)
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

(2)
Amounts for 2012 represent payouts under the Company's annual performance award program based on achieving 115% of unit sales and operating income targets for fiscal 2012.  Under this program, each named executive officer is entitled to receive a cash incentive on the Company exceeding target amounts of both unit sales and operating income, with the amount of the payout based on the average closing price of the Company's common stock for the last ten trading days of the fiscal year.  The targets for fiscal 2010 and 2011 under the Company's annual performance award program were not met and, as a result, no payouts were made under the program for fiscal 2010 and fiscal 2011.

(3)
The amount of "All Other Compensation" for Mr. Parrish consists of premiums paid by the Company for term life insurance under which Mr. Parrish or his designee is the beneficiary; for Ms. Felch consists of matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees; and for Mr. Pope consists of health coverage, use of a leased automobile and reimbursement of expenses relating to the use of the automobile.

(4)
Mr. Pope's salary and all other compensation are paid in U.K. pounds. Amounts shown for Mr. Pope's salary and all other compensation are based on the 12-month average exchange rate for the year, which was 1.5768 U.S. dollars per U.K. pound in fiscal 2012, 1.6071 in fiscal 2011 and 1.5592 in fiscal 2010.

GRANTS OF PLAN–BASED AWARDS

		Non-Equity Incentive Plan Awards: Number of Units (1)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Target	Maximum	Threshold	Target	Maximum
O.B. Parrish	-	110,000	130,000	-	$770,000	$910,000
Donna Felch	-	30,000	50,000	-	$210,000	$350,000
Michael Pope	-	30,000	50,000	-	$210,000	$350,000
  ____________________

(1)
These amounts show the range of target and maximum payouts for fiscal 2012 performance under the Company's annual performance award program.  Payouts under the awards would be made only if 100% of unit sale and operating income goals for fiscal 2012 are achieved.  There is an enhanced performance award if 110% of both goals are achieved.  The maximum performance award is earned if 115% of both goals are achieved.  The size of the payout is based on the number of units awarded to each participant multiplied by the average closing price of our common stock for the last ten trading days of the fiscal year.  The dollar amounts for the target and maximum awards for each named executive officer in the table are based on the number of units multiplied by the average closing price of our common stock for the last ten trading days of fiscal 2012, which was $7.00 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR–END

The following table provides information regarding unvested restricted stock and rights to receive stock held by the named executive officers at September 30, 2012.  None of the named executive officers held any unexercised stock options as of September 30, 2012.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
O.B. Parrish	45,000	(1)	$321,750	(2)
Donna Felch	45,000	(1)	$321,750	(2)
Michael Pope	45,000	(3)	$321,750	(4)

__________________

(1)	22,500 shares vest on each of December 16, 2012 and December 16, 2013.

(2)
Market value equals the number of shares of restricted stock that have not vested multiplied by $7.15 per share, the closing price of our common stock on September 28, 2012, which was the last trading day of fiscal 2012.

(3)	Represents the right to receive 22,500 shares on December 16, 2012 and 22,500 shares on December 16, 2013.

(4)
Market value equals the number of shares of our common stock that Mr. Pope has the right to receive multiplied by $7.15 per share, the closing price of our common stock on September 28, 2012, which was the last trading day of the fiscal year.

OPTION EXERCISES AND STOCK VESTED

The following table provides information regarding the stock options exercised by the named executive officers during fiscal 2012 and the shares of restricted stock held by, or shares of stock issued pursuant to rights to received stock held by, the named executive officers that vested or were issued during fiscal 2012.

	Option Awards				Stock Awards
	Number of Shares Acquired on Exercise		Value Realized on Exercise		Number of Shares Acquired on Vesting		Value Realized on Vesting
O.B. Parrish	464,000	(1)	$2,101,920	(2)	-		-
Donna Felch	-		-		30,000	(3)	$135,900	(4)
Michael Pope	-		-		30,000	(5)	$135,900	(6)

__________________

(1)
Mr. Parrish exercised 464,000 stock options using the cashless exercise option available under the plan, which entitled Mr. Parrish to receive 242,849 shares of our common stock net of 221,151 shares used to pay the exercise price and tax withholding obligations.

(2)	Value realized equals the market price of the common stock on July 16, 2012, which was $5.93 per share, minus the exercise price of $1.40 per share, multiplied by the 464,000 shares exercised.

(3)	Shares vested on December 10, 2011.

(4)	Market value equals the number of shares of restricted stock that vested multiplied by the closing price of our common stock on December 10, 2011, which was $4.53 per share.

(5)	Represents shares issued on December 10, 2011 pursuant to the right to receive shares held by Mr. Pope.

(6)	Market value equals the number of shares of the Company's common stock that were issued to Mr. Pope multiplied by the closing price of our common stock on December 10, 2011, which was $4.53 per share.

POTENTIAL PAYMENTS ON TERMINATION AFTER A CHANGE OF CONTROL

Effective October 1, 2005, the Company entered into an Amended and Restated Change of Control Agreement with each of O.B. Parrish and Michael Pope, and effective February 8, 2006, the Company entered into a Change of Control Agreement with Donna Felch.  These agreements essentially act as springing employment agreements which provide that, upon a change of control, as defined in the agreement, the Company will continue to employ the executive for a period of three years in the same capacities as prior to the change of control, with an annual base salary equal to 12 times the highest monthly base salary paid during the 12 months prior to the change of control, an annual bonus equal to the higher of (1) the average of the three highest bonuses paid with respect to the five fiscal years prior to the change of control or (2) the bonus paid for the most recent fiscal year prior to the change of control, and other benefits substantially equivalent to what the executive was receiving prior to the change of control, in each case as specified in the agreements.  If the executive is terminated without cause or if he or she resigns for good reason, in each case as defined in the agreements, after the change of control and during the three year employment period, including a termination by the executive for any reason within 180 days after the change of control, the executive is generally entitled to receive the following benefits:

•	a lump sum payment equal to three times the executive's base salary;

•
a lump sum payment equal to three times the highest of (1) the average of the three highest bonuses paid with respect to the five fiscal years prior to the change of control, (2) the bonus paid for the most recent fiscal year prior to the change of control or (3) the bonus paid or payable for the most recent fiscal year prior to the date of termination of employment;

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

The following table sets forth the compensation that the named executive officers would have been eligible to receive if the applicable named executive officer’s employment had been terminated as of September 30, 2012, under circumstances requiring payment of severance benefits as described above in connection with a change of control as well as the value as of September 30, 2012 of the outstanding unvested stock awards of the named executive officers that would vest upon a change of control (or, in the case of Mr. Pope, be issued).

Name	Salary	Stock Awards (1)	Cash Incentive	Continued Benefits (2)	Excise Tax Gross-Up (3)	Total
O.B. Parrish	$494,775	$321,750	$2,730,000	$109,937	$1,406,536	$5,062,998
Donna Felch	$617,230	$321,750	$1,050,000	$180,527	$761,210	$2,930,717
Michael Pope	$599,356	$321,750	$1,050,000	$37,516	-	$2,008,622

(1)
Represents the value of the stock awards of 45,000 shares for each of Mr. Parrish, Ms. Felch and Mr. Pope multiplied by $7.15 per share, the closing price of our common stock on September 28, 2012, which was the last trading day of the fiscal year.

(2)	The benefits consist of health and similar benefits and outplacement services.

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

DIRECTOR COMPENSATION

Overview

In December 2010, the Board of Directors approved a new arrangement to compensate non-employee directors for their service as Board members.  Non-employee directors were given an election to receive either a restricted stock grant or quarterly cash compensation.  Each director who elected a restricted stock grant would receive 21,000 shares of restricted stock, vesting in three tranches of 7,000 shares on the first, second and third anniversary of the grant, as compensation for a three year period.  Each director who elected cash would receive a quarterly compensation payment of $7,500.  Four out of five independent directors chose the restricted stock compensation option.  The independent director who initially chose the cash compensation changed the election after twelve months and received a proportionate grant of restricted stock.  In addition, in fiscal 2012, Dr. Frank received fees for committee participation and Mr. Bethune received fees for committee participation and for providing special assistance to management in connection with designated projects.

As described below, one of the Company's directors, Mary Ann Leeper, receives compensation as the Company's Senior Strategic Adviser pursuant to an employment agreement, and another director, William R. Gargiulo, Jr. receives consulting fees. They do not receive compensation as directors.

Director Summary Compensation Table

The following table provides information concerning the compensation paid by the Company in fiscal 2012 to each of its directors who are not executive officers of the Company.
Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Non-equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Mary Ann Leeper	-	-	$350,000	$187,767	$537,767
William R. Gargiulo, Jr.	-	-	$175,000	$62,909	$237,909
David R. Bethune	$84,000	-	-	-	$84,000
Stephen M. Dearholt	-	-	-	-	-
Mary Margaret Frank	$17,500	$65,660	-	-	$83,160
Michael R. Walton	-	-	-	-	-
Richard E. Wenninger	-	-	-	-	-
__________________

(1)
The amount for Mr. Bethune represents $9,000 of fees paid for committee participation and $75,000 of fees paid for providing special assistance to management in connection with designated projects.  The amount for Dr. Frank represents $10,000 of fees paid for committee participation and $7,500 of fees paid pursuant to her election to receive board compensation for the first quarter of fiscal 2012 in the form of cash.

(2)
The amount for Mary Margaret Frank reflects the grant date fair value of the restricted stock awards granted to her on December 16, 2011, computed in accordance with Accounting Standards Codification Topic 718-10 (formerly FAS No. 123R) excluding estimated forfeitures. The stock award is valued at the closing market price ($4.69) of our common stock on the date of grant.

(3)
Amounts for 2012 represent payouts under the Company's annual performance award program based on achieving 115% of unit sales and operating income targets for fiscal 2012.  Under this program, each of Dr. Leeper and Mr. Gargiulo is entitled to receive a cash incentive on the Company exceeding target amounts of both unit sales and operating income, with the amount of the payout based on the average closing price of the Company's common stock for the last ten trading days of the fiscal year.

(4)
The amount of "All Other Compensation" for Dr. Leeper consists of salary of $168,867 as well as $14,000 in matching contributions by the Company under the Company's Simple Individual Retirement Account plan for its employees and $4,900 of premiums paid by the Company for life insurance under which Dr. Leeper or her designee is the beneficiary.  Dr. Leeper is employed as a Senior Strategic Advisor and she participates as a member of the Executive Operation Committee. Dr. Leeper's compensation is for the execution of these responsibilities. She does not receive compensation for her role as a director of the Company. Mr. Gargiulo is a consultant to the Company and serves as the Corporate Secretary.  In this role, he is responsible for scheduling all board and board committee meetings and distribution of material and preparation and approval of minutes for each meeting.  In addition, he is responsible for the Company's relationship with its transfer agent and the issuance of shares.  Mr. Gargiulo also assists Ms. Felch with investor relations.  Mr. Gargiulo's compensation for the execution of these responsibilities was $62,909.  He does not receive compensation for being a director of the Company.

As of September 30, 2012, the directors who are not executive officers of the Company held the following number of stock options and shares of unvested restricted stock:

	Option Awards		Unvested
Name	Vested	Unvested	Stock Awards
Mary Ann Leeper	-	-	45,000	(1)
William R. Gargiulo, Jr.	-	-	-
David R. Bethune	6,250	-	14,000	(2)
Stephen M. Dearholt	90,000	-	14,000	(2)
Mary Margaret Frank	60,000	-	14,000	(2)
Michael R. Walton	30,000	-	14,000	(2)
Richard E. Wenninger	90,000	-	14,000	(2)
_________________

(1)	22,500 shares vest on December 16, 2012 and 22,500 shares vest on December 16, 2013.

(2)	7,000 shares vest on each of December 16, 2012 and December 16, 2013.

Dr. Leeper has served as the Company's Senior Strategic Adviser since May 2006 when she retired from the positions of President and Chief Operating Officer of the Company. Dr. Leeper's services as Senior Strategic Adviser are governed by the terms of an employment agreement dated January 20, 2006, between the Company and Dr. Leeper.  The employment agreement took effect as of May 1, 2006, and originally was to expire on September 30, 2006, but has been extended a number of times with the most recent extension lasting until December 31, 2007.  Since the contract expiration, the Company has continued to employ Dr. Leeper based on the same terms.  Pursuant to the employment agreement, Dr. Leeper receives an annual base salary of at least $150,000 and is entitled to participate in the Company’s bonus plans, stock incentive plan and other employee benefit plans. Additionally, Dr. Leeper is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company’s other senior management.  Pursuant to the employment agreement, Dr. Leeper has agreed not to compete with the Company during employment and for a period of two years following termination of employment (six months if employment is terminated by the Company after a “change of control”) and has agreed to maintain the confidentiality of the Company’s proprietary information and trade secrets during the term of employment and for three years thereafter. The employment agreement provides that if Dr. Leeper’s employment is terminated by the Company without “cause” or by Dr. Leeper for “good reason,” Dr. Leeper will be entitled to a severance payment of $125,000 and a payment of $50,000 in consideration of the noncompetition and confidentiality covenants, except that if such termination occurs at any time after or in anticipation of a “change of control” with respect to the Company, Dr. Leeper will be entitled solely to those amounts to which she is entitled under the Amended and Restated Change of Control Agreement dated October 1, 2005 by and between the Company and Dr. Leeper.  The terms of such Amended and Restated Change of Control Agreement are substantially the same as those summarized under the heading “Potential Payments on Termination After a Change of Control.” If the termination of Dr. Leeper’s employment occurs as a result of the death or disability of Dr. Leeper, then she shall be entitled to receive the greater of (a) her base salary or (b) the remaining amounts due her under the terms of the employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of common stock as of November 30, 2012 with respect to (a) each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock, (b) each named executive officer and each director of the Company and (c) all directors and executive officers as a group.

The Company has determined beneficial ownership in accordance with the rules of the SEC.  Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law.  Shares of the common stock subject to options that are either currently exercisable or exercisable within 60 days of November 30, 2012 are treated as outstanding and beneficially owned by the holder for the purpose of computing the percentage ownership of the holder.  However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The table lists applicable percentage ownership based on 28,672,416 shares outstanding as of November 30, 2012.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent
Bares Capital Management (2)	4,140,153	14.4%
O.B. Parrish (3)	1,097,950	3.8%
William R. Gargiulo, Jr. (4)	100,000	*
Mary Ann Leeper, Ph.D. (5)	403,155	1.4%
Stephen M. Dearholt (6)	3,081,428	10.7%
David R. Bethune (7)	183,665	*
Michael R. Walton (8)	151,958	*
Richard E. Wenninger (9)	2,121,320	7.4%
Mary Margaret Frank (10)	90,962	*
Michael Pope (11)	250	*
Donna Felch (12)	172,500	*
All directors and executive officers as a group (10 persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)(12)	7,403,188	25.6%

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

(2)
Bares Capital Management, Inc. filed an amendment to Schedule 13G dated February 14, 2012 reporting that as of December 31, 2011, Bares Capital Management, Inc. beneficially owned 4,140,153 shares of common stock, with sole voting and dispositive power over 112,228 shares of common stock and shared voting and dispositive power over 4,027,925 shares of common stock.  The address of Bares Capital Management, Inc. is 12600 Hill Country Boulevard, Suite R-230, Austin, Texas 78738.

(3)
Includes 233,501 shares owned by Phoenix of Illinois. Under the rules of the SEC, Mr. Parrish may be deemed to have voting and dispositive power as to such shares since Mr. Parrish is an officer, director and the majority shareholder of Phoenix of Illinois. Also includes 864,449 shares of common stock owned directly by Mr. Parrish, of which 220,000 shares have been pledged by Mr. Parrish to a bank to secure a personal loan.

(4)	Consists of 100,000 shares of common stock owned directly by Mr. Gargiulo.

(5)	Consists of 403,155 shares of common stock owned directly by Dr. Leeper.

(6)
Includes 2,404,466 shares of common stock owned directly by Mr. Dearholt. Also includes 125,150 shares of common stock held in a self-directed IRA, 61,812 shares of common stock held by the Mary C. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling, and 400,000 shares of common stock held by the John W. Dearholt Trust of which Mr. Dearholt is a co-trustee with a sibling. Mr. Dearholt shares the power to vote and dispose of 461,812 shares of common stock held by the Mary C. Dearholt Trust and the John W. Dearholt Trust. Mr. Dearholt has sole power to vote and dispose of the remaining shares of common stock. Also includes 90,000 shares of common stock subject to stock options.

(7)	Consists of 177,415 shares of common stock owned directly by Mr. Bethune and 6,250 shares of common stock subject to stock options held by Mr. Bethune.

(8)	Consists of 121,958 shares of common stock owned directly by Mr. Walton and 30,000 shares of common stock subject to stock options held by Mr. Walton.

(9)
Consists of (a) 21,000 shares of common stock owned directly by Mr. Wenninger, (b) 17,448 shares of common stock held by Mr. Wenninger’s spouse (Mr. Wenninger disclaims beneficial ownership of the shares held by his spouse), (c) 1,742,872 shares of common stock held by a trust of which Mr. Wenninger is trustee and a beneficiary, (d) 250,000 shares of common stock held by a charitable remainder trust of which Mr. Wenninger is a trustee and Mr. Wenninger and his spouse are beneficiaries (Mr. Wenninger disclaims beneficial ownership except to the extent of his pecuniary interest therein), and (e) 90,000 shares of common stock subject to stock options.

(10)	Consists of 30,962 shares of common stock owned directly by Dr. Frank and 60,000 shares of common stock subject to stock options held by Dr. Frank.

(11)	Consists of 250 shares of common stock owned directly by Mr. Pope.

(12)	Consists of 172,500 shares of common stock owned directly by Ms. Felch.

The above beneficial ownership information is based on information furnished by the specified person and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as required for purposes of this annual report. This information should not be construed as an admission of beneficial ownership for other purposes.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2012, for the Company's equity compensation plans and arrangements. The plans and arrangements dated prior to July 2007 were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.  In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2,000,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan.

Equity Plan Category	Number of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Shares Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	199,750	(1)	$4.35	1,233,068
Equity compensation plans not approved by shareholders	202,000		$1.39	-
Total	401,750		$2.86	1,233,068
______________
(1)           Includes rights to receive a total of 73,500 shares contingent on continued employment.

The Company's equity compensation plans not approved by shareholders include the 1997 Stock Option Plan and a warrant issuance to a consultant. Options granted under the 1997 Stock Option Plan are nonqualified stock options under the Internal Revenue Code. Options expire at such time as the Board of Directors determines, provided that no stock option may be exercised later than the tenth anniversary of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the participant only by him or her. The option price per share is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the common stock on the date such option is granted. The 1997 Stock Option Plan expired as of December 31, 2006, thus no further shares can be issued under this plan.

In July 2006, the Company issued 200,000 warrants to purchase shares of common stock to a consultant in part for payment to assist in evaluating strategic growth opportunities.  Through September 30, 2012, a total of 148,000 warrants had been exercised, including 48,000 warrants exercised using the cashless exercise option available within the warrants, resulting in the issuance of a total of 137,880 shares of common stock.  At September 30, 2012, 52,000 warrants were outstanding, with an exercise price of $1.30 per share and an expiration date of July 10, 2016.  On October 8, 2012, the remaining 52,000 warrants were exercised using the cashless exercise option available within the warrants, resulting in the issuance of 43,465 shares of common stock.

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

Director Independence

The Company's Board of Directors currently consists of nine members:  O.B. Parrish, Mary Ann Leeper, Ph.D., Donna Felch, William R. Gargiulo, Jr., Stephen M. Dearholt, David R. Bethune, Michael R. Walton, Richard E. Wenninger and Mary Margaret Frank, Ph.D.  The Board of Directors has reviewed the independence of the directors under the applicable standards of the NASDAQ Stock Market, and based on this review, the Board of Directors determined that all of the directors are independent under the NASDAQ Stock Market listing standards other than O.B. Parrish, Mary Ann Leeper, Donna Felch and William R. Gargiulo, Jr.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees the Company paid for audit and non-audit services rendered by the Company's independent auditors, McGladrey LLP, during fiscal 2012 and 2011:

Service Type	2012	2011
Audit Fees (1)	$318,928	$304,657
Audit-Related Fees	-	-
Tax Fees (2)	35,500	46,665
All Other Fees	-	-
Total Fees	$354,428	$351,322

(1)
Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended September 30, 2012 and 2011; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)	Consists of fees for professional services rendered in connection with preparation of federal and state income tax returns, including foreign tax filings, and assistance with foreign tax structuring.

The Audit Committee of the Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of McGladrey LLP.

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

(a)  The following documents are filed as part of this report:

1.        Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Income for the Years Ended September 30, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC  are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.           Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (5)
3.6	Amended and Restated By-Laws of the Company.
4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5).
4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).
10.1	Trademark License Agreement for Reality Trademark. (6)
10.2	1997 Stock Option Plan, as amended. (7)
10.3	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005. (8)
10.4	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005. (8)
10.5	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005. (8)
10.6	Change of Control Agreement between the Company and Donna Felch dated February 8, 2006. (9)
10.7	Employment Agreement between the Company and Mary Ann Leeper dated effective as of May 1, 2006. (10)

10.8	The Female Health Company 2008 Stock Incentive Plan. (11)
10.9	Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan. (12)
10.10	Second Amended and Restated Loan Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (13)
10.11	First Amendment to Second Amended and Restated Loan Agreement, dated as of August 1, 2012, between the Company and Heartland Bank.
10.12	Commercial Security Agreement, dated as of July 20, 2004, between the Company and Heartland Bank. (14)
10.13	First Amendment to Commercial Security Agreement, dated as of July 1, 2010, between the Company and Heartland Bank. (15)
10.14	Second Amendment to Commercial Security Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (13)
10.15	Share Charge, dated as of August 30, 2011, between the Company and Heartland Bank. (16)
21	Subsidiaries of Registrant.
23.1	Consent of McGladrey LLP.
24.1	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (17)
101
The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on October 19, 1999.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on September 21, 2000.

(3)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(4)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(5)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(6)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(7)	Incorporated herein by reference to the Company's Form S-8 Registration Statement filed on March 26, 2010.

(8)	Incorporated herein by reference to the Company's September 30, 2005 Form 10-KSB.

(9)	Incorporated herein by reference to the Company's Form 8-K filed on February 8, 2006.

(10)	Incorporated hereby by reference to the Company's Form 8-K/A filed on February 21, 2006.

(11)	Incorporated hereby by reference to the Company's Form 8-K filed on March 31, 2008.

(12)	Incorporated herein by reference to the Company's September 30, 2009 Form 10-K.

(13)	Incorporated by reference to the Company's June 30, 2011 Form 10-Q.

(14)	Incorporated by reference to the Company's March 31, 2010 Form 10-Q.

(15)	Incorporated herein by reference to the Company's June 30, 2010 Form 10-Q.

(16)	Incorporated by reference to the Company’s September 30, 2011 Form 10-K.

(17)
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

Date:  December 4, 2012

THE FEMALE HEALTH COMPANY

BY:	/s/ O.B. Parrish
O.B. Parrish, Chairman and Chief Executive Officer

BY:	/s/ Donna Felch
Donna Felch, Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ O.B. Parrish O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 4, 2012

/s/ Mary Ann Leeper, Ph.D. Mary Ann Leeper, Ph.D.	Director	December 4, 2012

/s/ Donna Felch Donna Felch	Vice President, Chief Financial Officer and Director (Principal Accounting and Financial Officer)	December 4, 2012

/s/ William R. Gargiulo	Secretary and Director	December 4, 2012
William R. Gargiulo

/s/ David R. Bethune	Director	December 4, 2012
David R. Bethune

__________________	Director	December 4, 2012
Stephen M. Dearholt

/s/ Michael R. Walton	Director	December 4, 2012
Michael R. Walton

__________________	Director	December 4, 2012
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 4, 2012
Mary Margaret Frank

The Female Health Company and Subsidiaries

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of September 30, 2012, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report.  See ”Report of Independent Registered Public Accounting Firm,” which appears on pages F-2 and F-3 of this report.

December 4, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the three-year period ended September 30, 2012.  We also have audited The Female Health Company and Subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Female Health Company and Subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

Member of the RSM International network of Independent accounting, tax and consulting firms.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the three-year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Female Health Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Chicago, Illinois
December 4, 2012

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash	$5,290,780	$4,249,324
Certificate of deposit	-	63,875
Restricted cash	4,682	4,526
Accounts receivable, net of allowance for doubtful accounts 2012 $41,625 and 2011 $10,000	7,268,917	2,305,473
Income tax receivable	27,369	-
Inventories	1,458,199	2,026,528
Prepaid expenses and other current assets	624,268	297,267
Deferred income taxes	2,152,000	800,000
TOTAL CURRENT ASSETS	16,826,215	9,746,993

Other Assets	122,336	116,360

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	3,969,888	3,465,745
Leasehold improvements	322,814	301,179
Construction in progress	268,765	-
Less accumulated depreciation and amortization	(2,211,591)	(1,787,486)
Plant and equipment, net	2,349,876	1,979,438

Deferred income taxes	11,148,000	7,600,000
TOTAL ASSETS	$30,446,427	$19,442,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,775,327	$1,076,994
Accrued expenses and other current liabilities	1,120,302	846,591
Accrued compensation	2,964,812	369,825
TOTAL CURRENT LIABILITIES	5,860,441	2,293,410

LONG-TERM LIABILITIES
Deferred rent	90,902	101,133
Deferred grant income	82,650	107,481
Deferred income taxes	194,244	188,177
TOTAL LIABILITIES	6,228,237	2,690,201

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Convertible preferred stock, Class A Series 1, par value $.01 per share; authorized 5,000,000 shares; no shares issued and outstanding in 2012 and 2011.	-	-
Convertible preferred stock, Class A Series 3, par value $.01 per share; authorized 700,000 shares; no shares issued and outstanding in 2012 and 2011.	-	-
Convertible preferred stock, Class B, par value $.50 per share; authorized 15,000 shares; no shares issued and outstanding in 2012 and 2011.	-	-
Common Stock, par value $.01 per share; authorized 38,500,000 shares; issued 30,550,030 and 29,649,003 shares, and 28,591,201 and 27,734,174 shares outstanding in 2012 and 2011, respectively.	305,500	296,490
Additional paid-in capital	66,760,907	68,117,382
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(35,594,455)	(44,697,131)
Treasury stock, at cost, 1,958,829 and 1,914,829 shares of common stock in 2012 and 2011, respectively	(6,672,243)	(6,382,632)
TOTAL STOCKHOLDERS’ EQUITY	24,218,190	16,752,590
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,446,427	$19,442,791

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

	2012	2011	2010

Product sales	$35,012,176	$18,516,091	$22,188,092
Royalty income	21,721	49,011	33,863
Net revenues	35,033,897	18,565,102	22,221,955

Cost of sales	14,412,884	8,699,912	9,297,136

Gross profit	20,621,013	9,865,190	12,924,819

Operating expenses:
Advertising	52,949	32,858	76,707
Selling, general and administrative	9,628,134	6,536,990	6,569,030
Restructuring costs	-	-	1,929,922
Total operating expenses	9,681,083	6,569,848	8,575,659

Operating income	10,939,930	3,295,342	4,349,160

Non-operating (expense) income:
Interest and other income (expense)	362	(2,109)	29,168
Foreign currency transaction loss	(148,269)	(61,258)	(154,196)
Total non-operating expense	(147,907)	(63,367)	(125,028)

Income before income taxes	10,792,023	3,231,975	4,224,132

Income tax benefit	(4,507,298)	(2,167,076)	(2,512,946)
Net income	$15,299,321	$5,399,051	$6,737,078

Net income per basic common share outstanding	$0.55	$0.20	$0.25

Basic weighted average common shares outstanding	27,693,721	27,287,342	26,981,275

Net income per diluted common share outstanding	$0.53	$0.19	$0.24

Diluted weighted average common shares outstanding	28,933,144	28,971,011	28,545,391

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2012, 2011 and 2010

							Accumulated
	Preferred Stock					Additional	Other		Cost of
	Class A	Class A	Class B	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Series 1	Series 3		Shares	Amount	Capital	Loss	Deficit	Stock	Total

Balance at September 30, 2009	$-	$-	$-	28,382,766	$283,828	$66,395,902	$(581,519)	$(47,143,309)	$(6,000,511)	$12,954,391

Share-based compensation	-	-	-	38,932	389	357,432	-	-	-	357,821
Issuance of 110,000 shares of Common Stock upon exercise of options	-	-	-	110,000	1,100	156,800	-	-	-	157,900
Issuance of 186,220 shares of Common Stock upon cashless exercise of 325,000 options	-	-	-	186,220	1,862	(315,622)	-	-	-	(313,760)
Issuance of 626,500 shares of Common Stock upon exercise of warrants	-	-	-	626,500	6,265	719,335	-	-	-	725,600
Issuance of 23,085 shares of Common Stock upon cashless exercise of 30,000 warrants	-	-	-	23,085	231	(231)	-	-	-	-
Stock repurchase – Total 65,274 Treasury Shares	-	-	-	-	-	-	-	-	(349,058)	(349,058)
Common Stock Dividends	-	-	-	-	-	-	-	(4,137,842)	-	(4,137,842)
Net income and comprehensive income	-	-	-	-	-	-	-	6,737,078	-	6,737,078
Balance at September 30, 2010	$-	$-	$-	29,367,503	$293,675	$67,313,616	$(581,519)	$(44,544,073)	$(6,349,569)	$16,132,130

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2012, 2011 and 2010

							Accumulated
	Preferred Stock					Additional	Other		Cost of
	Class A	Class A	Class B	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Series 1	Series 3		Shares	Amount	Capital	Loss	Deficit	Stock	Total

Balance at September 30, 2010 (balance forward)	$-	$-	$-	29,367,503	$293,675	$67,313,616	$(581,519)	$(44,544,073)	$(6,349,569)	$16,132,130

Share-based compensation	-	-	-	281,500	2,815	803,766	-	-	-	806,581
Stock repurchase – Total 5,750 Treasury Shares	-	-	-	-	-	-	-	-	(33,063)	(33,063)
Common Stock Dividends	-	-	-	-	-	-	-	(5,552,109)	-	(5,552,109)
Net income and comprehensive income	-	-	-	-	-	-	-	5,399,051	-	5,399,051
Balance at September 30, 2011	$-	$-	$-	29,649,003	$296,490	$68,117,382	$(581,519)	$(44,697,131)	$(6,382,632)	$16,752,590

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2012, 2011 and 2010

							Accumulated
	Preferred Stock					Additional	Other		Cost of
	Class A	Class A	Class B	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Series 1	Series 3		Shares	Amount	Capital	Loss	Deficit	Stock	Total

Balance at September 30, 2011 (balance forward)	$-	$-	$-	29,649,003	$296,490	$68,117,382	$(581,519)	$(44,697,131)	$(6,382,632)	$16,752,590

Share-based compensation	-	-	-	73,250	732	816,746	-	-	-	817,478
Issuance of 10,000 shares of Common Stock upon exercise of warrants	-	-	-	10,000	100	12,900	-	-	-	13,000
Issuance of 14,795 shares of Common Stock upon cashless exercise of 18,000 warrants	-	-	-	14,795	148	(148)	-	-	-	-
Issuance of 802,982 shares of Common Stock upon cashless exercise of 1,557,750 options	-	-	-	802,982	8,030	(2,185,973)	-	-	-	(2,177,943)
Stock repurchase – Total 44,000 Treasury Shares	-	-	-	-	-	-	-	-	(289,611)	(289,611)
Common Stock Dividends	-	-	-	-	-	-	-	(6,196,645)	-	(6,196,645)
Net income and comprehensive income	-	-	-	-	-	-	-	15,299,321	-	15,299,321
Balance at September 30, 2012	$-	$-	$-	30,550,030	$305,500	$66,760,907	$(581,519)	$(35,594,455)	$(6,672,243)	$24,218,190

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

	2012	2011	2010
OPERATIONS
Net income	$15,299,321	$5,399,051	$6,737,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461,447	464,909	466,544
Amortization of deferred gain on sale and leaseback of building	-	-	(657,605)
Amortization of deferred income from grant - BLCF	(24,831)	(24,831)	(24,831)
Provision for obsolete inventory	128,360	177,726	(2,066)
Provision for bad debts	42,375	6,036	-
Interest added to certificate of deposit	(252)	(3,223)	(2,613)
Share-based compensation	842,512	796,453	471,811
Deferred income taxes	(4,893,933)	(2,464,050)	(2,538,624)
Loss on disposal of fixed assets	11,220	-	8,145
Changes in operating assets and liabilities:
Accounts receivable	(5,005,819)	2,149,008	3,345,490
Income tax receivable	(27,369)	28,179	39,927
Inventories	439,969	(9,924)	(989,201)
Prepaid expenses and other assets	(332,977)	(10,618)	56,175
Accounts payable	573,531	490,398	(15,600)
Accrued expenses and other current liabilities	2,842,500	(30,959)	(2,902,775)
Net cash provided by operating activities	10,356,054	6,968,155	3,991,855

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(156)	52	100,496
Proceeds from redemption of Certificate of Deposit	64,127	-	-
Capital expenditures	(718,303)	(46,287)	(51,133)
Net cash (used in) provided by investing activities	(654,332)	(46,235)	49,363

FINANCING ACTIVITIES
Payments on capital lease obligations	(13,037)	(12,999)	(29,279)
Proceeds from exercise of stock options	-	-	157,900
Proceeds from exercise of common stock warrants	13,000	-	725,600
Purchases of common stock for treasury shares	(289,611)	(33,063)	(349,058)
Taxes paid in lieu of shares	(2,177,943)	-	(313,760)
Dividends paid on common stock	(6,192,675)	(5,545,310)	(4,124,042)
Net cash used in financing activities	(8,660,266)	(5,591,372)	(3,932,639)

Net increase in cash	1,041,456	1,330,548	108,579
Cash at beginning of year	4,249,324	2,918,776	2,810,197
CASH AT END OF YEAR	$5,290,780	$4,249,324	$2,918,776

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	926,434	57,148	111,929

Schedule of noncash financing and investing activities:
Dividends declared (unpaid dividends on restricted stock)	19,320	16,100	13,800
Reduction of accrued expense upon issuance of shares	174,185	221,970	92,180
Fixed asset additions in accounts payable at year end	124,802	-	-

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

The FC2 female condom is currently sold or available in either or both commercial (private sector) and public health sector markets in 138 countries as compared to 120 countries at September 30, 2011. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Consolidated Statements of Income for the years ended September 30, 2012, 2011, and 2010, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 56 days. Over the past five years, the Company’s bad debt expense has been less than .04% of product sales.

Use of estimates:  The preparation of financial statements requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Significant accounting estimates include the deferred income tax valuation allowance and value of equity-based compensation. Actual results may differ from those estimates.

Cash concentration: The Company’s cash is maintained primarily in three financial institutions, one located in Clayton, Missouri, one located in London, England and the other in Kuala Lumpur, Malaysia.

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. As of September 30, 2012, the $7,268,917 accounts receivable balance was comprised of $7,205,144 trade receivables and $63,773 other receivables, compared to an accounts receivable balance of $2,305,473 as of September 30, 2011, which was comprised of $2,287,172 trade receivables and $18,301 in other receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are written off when deemed uncollectible.  The table below sets forth the components of the allowance for doubtful accounts for the years ended September 30:

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.            Nature of Business and Significant Accounting Policies – continued

Year	Balance at October 1	Provision Charges to Expenses	Write offs/Recoveries	Balance at September 30
2010	$ 39,805	$ -	$ -	$ 39,805
2011	$ 39,805	$ 6,036	$ (35,841)	$ 10,000
2012	$ 10,000	$ 42,375	$ (10,750)	$ 41,625

Recoveries of accounts receivable previously written off are recorded when received. The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute the female condom for use in HIV/AIDS prevention and family planning programs. In fiscal year 2012, significant customers were UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project, and Sekunjalo Investments Corporation (PTY) Ltd.  In fiscal year 2011 and 2010, significant customers were John Snow, Inc., facilitator of USAID I DELIVER project and UNFPA.  No other single customer accounted for more than 10% of unit sales during those periods.

	Percentage of Unit Sales
Significant Customers	2012	2011	2010
UNFPA	40%	25%	37%
John Snow, Inc. (USAID I DELIVER)	25%	26%	33%
Sekunjalo Investments Corp. (PTY) Ltd.	20%	-	-
Total Percentage of Unit Sales	85%	51%	70%

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of FC1 production, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The Company recognized foreign currency transaction losses of $148,269, $61,258 and $154,196 for the years ended September 30, 2012, 2011 and 2010, respectively. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $581,519 as of September 30, 2012 and 2011. Assets located outside of the United States totaled approximately $14,000,000 and $7,700,000 at September 30, 2012 and 2011, respectively.

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

The Company currently does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis. Substantially all of the Company’s cash and cash equivalents, as well as restricted cash, are held in demand deposits with three financial institutions. The Company has no financial instruments for which the carrying value is materially different than fair value.

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2012, 2011 and 2010 of $5,277, $10,929, and $381, respectively, are included in selling, general and administrative expenses on the consolidated statements of income.

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

Revenue recognition:  The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.  The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, HLL.  Such revenue appears as royalty income on the Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010, and is recognized in the period in which the sale is made by HLL.

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

Advertising:  The Company's policy is to expense advertising costs as incurred. Advertising costs were $52,949, $32,858, and $76,707 for the years ended September 30, 2012, 2011 and 2010, respectively.

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

Other comprehensive income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying consolidated balance sheets, these items, along with net income, are components of comprehensive income.

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  In fiscal 2012, 2011 and 2010, comprehensive income is equivalent to the reported net income.

Reclassifications: Certain items in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

	Year Ended September 30,
Denominator	2012	2011	2010
Weighted average common shares outstanding - basic	27,693,721	27,287,342	26,981,275
Net effect of dilutive securities:
Options	913,600	1,243,222	1,292,919
Warrants	39,823	59,197	60,947
Unvested restricted shares	286,000	381,250	210,250
Total net effect of dilutive securities	1,239,423	1,683,669	1,564,116
Weighted average common shares outstanding - diluted	28,933,144	28,971,011	28,545,391
Income per common share – basic	$0.55	$0.20	$0.25
Income per common share – diluted	$0.53	$0.19	$0.24

All the outstanding warrants and stock options were included in the computation of diluted net income per share for the years ended September 30, 2012, 2011 and 2010.

Note 3.        Inventories

The components of inventory consist of the following at September 30, 2012 and 2011:

	2012	2011
Raw material	$523,201	$435,947
Work in process	57,102	64,149
Finished goods	927,706	1,602,384
Inventory, gross	1,508,009	2,102,480
Less: inventory reserves	(49,810)	(75,952)
Inventory, net	$1,458,199	$2,026,528

The change in the inventory reserve for the years ended September 30 is as follows:

Year	Balance at October 1	Charged to Costs and Expenses	Write-offs	Balance at September 30
2010	$ 95,574	$ (2,066)	$ (78,044)	$ 15,464
2011	$ 15,464	$ 177,726	$ (117,237)	$ 75,952
2012	$ 75,952	$ 128,360	$ (154,502)	$49,810

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.        Revolving Line of Credit

On August 1, 2012, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank (the “Bank”) to extend the term of the Company’s revolving line of credit to August 1, 2013. The credit facility consists of a single revolving note for up to $2,000,000 with the Bank, with borrowings limited to a borrowing base determined based on 70% to 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.5% at September 30, 2012) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either September 30, 2012 or 2011.

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

The Company leases 6,400 square feet of office space located in London, England. The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015 by giving the landlord no less than six months prior notice in writing. The lease requires quarterly payments of approximately $13,500 through December 2011 and quarterly payments of approximately $27,000 from January 2012 through June 2015.  The lease stipulates that after 5 years (June 2015) the principal rent will be reviewed and adjusted to the higher of the principal rent immediately prior to the review date or the market rate. Per the terms of the lease agreement, the Company was also required to make a security deposit equivalent to six months’ rent (approximately $71,000).

The Company leases 16,000 square feet of manufacturing space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $13,000 through August 2013 and may be renewed at the option of the Company for an additional three year term.  The Company also leases 11,000 square feet of warehouse space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $4,000 through February 2014 and may be renewed at the option of the Company for an additional one year term.

The Company also leases equipment under a number of lease agreements which expire at various dates through June 2015.  The aggregate monthly rental was $402 at September 30, 2012. Details of operating lease expense, including real estate taxes and insurance, for the years ended September 30, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Factory and office leases	$397,073	$414,380	$403,955
Other	4,824	5,887	1,414
Total	$401,897	$420,267	$405,369

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.        Operating Leases and Rental Expense – continued

Future minimum payments under leases consisted of the following as of September 30, 2012:

Operating leases
2013	$356,865
2014	311,246
2015	216,802
2016	218,349
2017	129,101
Thereafter	223,645
Total minimum lease payments	$1,456,008

Note 6.        Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating loss and tax credit carryforwards.

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent six years for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Income before income taxes for the years ended September 30, 2012, 2011 and 2010, was taxed by the following jurisdictions.

	2012	2011	2010
Domestic	$6,290,684	$1,638,572	$2,676,258
Foreign	4,501,339	1,593,403	1,547,874
Total	$10,792,023	$3,231,975	$4,224,132

A reconciliation of income tax benefit and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the years ended September 30, 2012, 2011 and 2010 is as follows:

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.        Income Taxes – continued

	2012	2011	2010
Income tax expense at statutory rates	$3,669,000	$1,099,000	$1,436,000
State income tax, net of federal benefits	677,000	192,000	223,000
Non-deductible expenses	5,000	(12,000)	305,000
Effect of AMT expense	41,000	28,178	6,000
Effect of foreign income tax	(688,093)	(221,501)	(206,773)
Effect of pioneer tax status - Malaysia	(233,000)	(134,000)	-
Effect of change in UK tax rate	(72,000)	-	-
Effect of stock option exercises	(2,263,000)	-	(704,000)
Utilization of NOL carryforwards	(1,637,205)	(973,753)	(1,087,173)
Decrease in valuation allowance	(4,006,000)	(2,145,000)	(2,485,000)
Income tax benefit	$(4,507,298)	$(2,167,076)	$(2,512,946)

As of September 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $24,641,000 and $12,363,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company's U.K. subsidiary, The Female Health Company - UK, plc has U.K. net operating loss carryforwards of approximately $64,260,000 as of September 30, 2012, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

The Female Health Company (M) SDN BHD, has been granted Pioneer Status in Malaysia. The Pioneer Status is a tax incentive program that permanently exempts a portion of the entity’s income from tax.  In fiscal years 2012 and 2011, the Pioneer Status exempted approximately $932,000 and $536,000, respectively, of the entity’s income from tax, resulting in a tax savings of nearly $233,000 and $134,000 in fiscal years 2012 and 2011, respectively. The impact on net income per basic and fully diluted common share outstanding resulting from the tax savings is an increase of $.01 and $.00 in fiscal years 2012 and 2011, respectively.  The Pioneer Status, which the Company elected in fiscal year 2011, is valid through fiscal year 2012.

The federal and state income tax provision (benefit) for the years ended September 30, 2012, 2011 and 2010 is summarized below:

	2012	2011	2010
Deferred – U.S.	$(1,399,000)	$(3,442,000)	$(1,210,000)
Deferred – U.K.	(3,501,000)	942,000	(1,480,851)
Deferred – Malaysia	6,067	35,950	152,227
Current – U.S.	293,123	226,178	25,678
Current – Malaysia	93,512	70,796	-
Income tax benefit	$(4,507,298)	$(2,167,076)	$(2,512,946)

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2012 and 2011:

Deferred Tax Assets	2012	2011
Federal net operating loss carryforwards	$8,378,000	$10,112,000
State net operating loss carryforwards	1,175,000	1,426,000
AMT credit carryforward	152,000	111,000
Foreign net operating loss carryforwards – U.K.	14,780,000	18,489,000
Foreign capital allowance – U.K.	177,000	247,000
Accrued expenses	748,000	-
Other, net	29,000	60,000
Gross deferred tax assets	25,439,000	30,445,000
Valuation allowance for deferred tax asset	(12,139,000)	(22,045,000)
Net deferred tax assets	13,300,000	8,400,000
Deferred Tax Liabilities:
Foreign capital allowance – Malaysia	(194,244)	(188,177)
Net deferred tax asset	$13,105,756	$8,211,823

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.        Income Taxes – continued

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2012	2011
Current assets – U.S.	$1,802,000	$662,000
Current assets – U.K.	350,000	138,000
Long-term assets – U.S.	6,197,000	5,938,000
Long-term assets – U.K	4,951,000	1,662,000
Long-term liability – Malaysia	(194,244)	(188,177)
	$13,105,756	$8,211,823

The change in the valuation allowance for deferred tax assets for the years ended September 30 is as follows:

Year	Balance at October 1	Charged to Costs and Expenses	Deductions/Other	Balance at September 30
2010	$ 32,340,000	$ (2,800,000)	$ (2,799,000)	$ 26,741,000
2011	$ 26,741,000	$ (2,500,000)	$ (2,196,000)	$22,045,000
2012	$ 22,045,000	$ (4,900,000)	$ (5,006,000)	$12,139,000

The valuation allowance decreased by $9,906,000, $4,696,000 and $5,599,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock, the public offering of common stock and the exercise of common stock warrants and options may subject the Company to annual limitations on the utilization of its net operating loss carryforward.   Under the Inland Revenue statutes, certain triggering events may subject the Company to limitations on the utilization of its net operating loss carryforward in the U.K. As of September 30, 2012, management does not believe any limitations have occurred.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 developed a two-step process to evaluate a tax position and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. Federal and Illinois and Virginia State tax returns:

•
For the U.S., a tax return may be audited any time within 3 years from filing date.  The U.S. open tax years are for fiscal years 2009 through 2011, which expire in years 2013 through 2015, respectively.

•	For Malaysia, a tax return may be audited any time within 6 years from filing date. The Malaysia open tax years are for 2007 through 2011, which expire in years 2015 through 2018.

•
For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period).   The U.K. open tax year is for 2011, which expires in 2013.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

The fiscal year 2012 tax returns for each jurisdiction has not been filed as of the date of this filing.  As of September 30, 2012 and 2011, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the years ended September 30, 2012, 2011 and 2010.

Note 7.        Share-based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2,000,000 shares are available for issuance under the plan. As of September 30, 2012, a total of 766,932 shares have been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Option Plans

Under the Company’s previous share-based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees. There are no shares available for grant under this plan which expired on December 31, 2006. Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the years ended September 30, 2012, 2011 and 2010.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the years ended September 30, 2012, 2011 and 2010 was approximately $60,000, $90,000 and $92,000, respectively.

Option Activity

The following table summarizes the stock options outstanding and exercisable at September 30, 2012:

		Weighted Average
	Shares	Exercise Price Per Share	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,269,000	$1.58
Granted	-	-
Exercised	(435,000)	1.43
Forfeited	-	-
Outstanding at September 30, 2010	1,834,000	$1.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2011	1,834,000	$1.61
Granted	-	-
Exercised	(1,557,750)	1.44
Forfeited	-	-
Outstanding at September 30, 2012	276,250	$2.57	4.78	$1,266,000
Exercisable on September 30, 2012	276,250	$2.57	4.78	$1,266,000

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.        Share-based Payments - continued

During the year ended September 30, 2012, a number of stock option holders exercised 1,557,750 stock options, using the cashless exercise option available under the plan which entitled them to 1,166,017 shares of common stock.  Some option holders surrendered 363,035 of the shares due them in payment of taxes, bringing the net number of shares issued to 802,982.  No stock options were exercised during fiscal year 2011. During the year ended September 30, 2010, a number of stock option holders exercised 325,000 stock options, using the cashless exercise option available under the plan which entitled them to 186,220 shares of common stock. Proceeds of $157,900 were received during the year ended September 30, 2010 for the exercise of an additional 110,000 stock options.

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $7.15 on the last day of business for the period ended September 30, 2012. The total intrinsic value of options exercised during the years ended September 30, 2012 and 2010 was approximately $6,888,000 and $1,792,000, respectively.

There was no unrecognized compensation cost for stock options as of September 30, 2012.  The deferred tax asset and realized tax benefit from stock options exercised and other share-based payments for the years ended September 30, 2012, 2011 and 2010 was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years. In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

A summary of the non-vested stock activity for fiscal years 2012, 2011 and 2010 is summarized in the table below:

	Shares	Weighted Average Grant -Date Fair Value
Total Outstanding September 30, 2009	119,589	$3.16
Stock Granted	35,250	4.71
Vested	(105,250)	3.61
Forfeited	(5,000)	4.71
Total Outstanding September 30, 2010	44,589	$3.16
Stock Granted	293,750	5.71
Vested	(142,335)	4.97
Forfeited	(2,500)	5.07
Total Outstanding September 30, 2011	193,504	$5.68
Stock Granted	52,500	4.16
Vested	(149,686)	5.23
Forfeited	(2,500)	3.94
Total Outstanding September 30, 2012	93,818	$5.59

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.        Share-based Payments - continued

The Company granted a total of 52,500 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the year ended September 30, 2012. The fair value of the awards granted was approximately $218,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock in  September 2012 through September 2014, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were 2,500 shares of restricted stock forfeited during the year ended September 30, 2012.  The Company granted a total of 293,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the year ended September 30, 2011. The fair value of the awards granted was approximately $1,677,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock between September 2011 and December  2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. The Company granted 35,250 shares of restricted stock during the year ended September 30, 2010. The fair value of the awards granted was approximately $166,000. All such shares of restricted stock vested in September 2010.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $782,000, $706,000 and $379,000 for the years ended September 30, 2012, 2011 and 2010, respectively, $199,000, $212,000 and $206,000 of which was included in accrued expenses at year end since the related shares have not yet been issued at September 30, 2012, 2011 and 2010, respectively.  This expense was included in selling, general and administrative expenses for the respective periods. As of September 30, 2012, there was approximately $525,000, representing approximately 94,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next 1.13 years.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants in fiscal year 2012, 2011 or 2010.  In fiscal year 2012, a warrant holder exercised 10,000 warrants which provided proceeds of $13,000. The warrant holder also exercised 18,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 14,795 shares of common stock.  There were no warrant exercises during fiscal year 2011.  In fiscal year 2010, a warrant holder exercised 30,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 23,085 shares of common stock.  In fiscal 2010, warrant holders exercised 626,500 warrants which provided proceeds of $725,600.  There is no unrecognized compensation cost related to warrants as of September 30, 2012.

At September 30, 2012, 52,000 warrants issued in connection with investor relations were outstanding and exercisable. These warrants have an exercise price of $1.30, remaining life of 3.79 years and aggregate intrinsic value of $304,200.  The aggregate intrinsic value is before taxes, based on the Company’s closing price of $7.15 on the last day of business for the year ended September 30, 2012.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.        Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the plan’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the plan a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the plan allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2012.  From the program’s onset through September 30, 2012, the total number of shares repurchased by the Company is 1,958,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Thereafter, total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for fiscal year 2012, 2011 and 2010 were 34,000, 5,750 and 65,274 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2012:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1, 2007 – September 30, 2009	1,843,805	$3.24	1,843,805	1,156,195
October 1, 2009 – September 30, 2010	65,274	5.35	1,909,079	1,090,921
October 1, 2010 – September 30, 2011	5,750	5.75	1,914,829	1,085,171
October 1, 2011 – September 30, 2012	44,000	6.58	1,958,829	1,041,171
Total	1,958,829	$3.41	1,958,829	1,041,171

Note 9.        Employee Benefit Plan

The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $14,000 annual compensation to the plan.  The Company has elected to match 100 percent of  employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2012, 2011 and 2010. Annual Company contributions were approximately $42,000, $21,000 and $30,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

Note 10.        Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.        Industry Segments and Financial Information about Foreign and Domestic Operations - continued

	Product Sales to External Customers for the Year Ended						Long-Lived Asset As Of
	September 30,						September 30,
	2012		2011		2010		2012	2011
South Africa	$6,834	(1)	$1,378		$2,549	(1)	$-	$-
Brazil	6,720		955		*		-	-
United States	2,423	(1)	2,112	(1)	1,594		175	132
Uganda	*		1,305		*		-	-
Zimbabwe	*		966		1,667		-	-
Malawi	*		*		2,543	(1)	-	-
DR of Congo	*		*		1,519		-	-
India	*		*		*		67	88
United Kingdom	*		*		*		220	193
Malaysia	*		*		*		2,010	1,683
Other	19,035		11,800		12,316		-	-
Total	$35,012		$18,516		$22,188		$2,472	$2,096

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

In November 2009,  following the cessation of FC1 manufacturing in the U.K. facility, the Company entered into an agreement with a new owner of the London manufacturing facility to surrender its existing property lease, which would have expired in December 2016, in exchange for a lease surrender fee of $1,490,716 and a new short-term lease. Per the terms of the agreement, the Company was responsible for removing certain leasehold improvements from the property (dilapidations) prior to termination of the lease.  Upon execution of the new agreements, the Company deposited the new annual rent of approximately $484,000, as required by the lease terms.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.     FC1 – FC2 Transition – Restructuring Costs – continued

The Company evaluated, measured and recognized the restructuring costs under the guidance of ASC Topic 420, Exit or Disposal Cost Obligations, and recognized such costs in the period incurred.  The costs associated with this restructuring fall under the scope of associated costs of an exit activity, as suggested by the Interpretive Response in Staff Accounting Bulletin Topic 5(P)(4), including footnote 17.  The components of the restructuring expenses recognized for the year ended September 30,  2010 are as follows:

2010
Lease surrender payments and related costs	$1,734,496
Excess capacity costs	302,683
Proportionate recognition of deferred gain on original sale/leaseback of plant	(657,605)
Dilapidations and related costs	550,348
Total	$1,929,922

Restructuring accrual balance at September 30, 2009		$1,116,911
Restructuring costs incurred during the year ended September 30, 2010		1,929,922
Less:
Termination payments	$1,325,309
Lease surrender payments	1,734,496
Lease exit payments	644,633
Reversal of deferred gain	(657,605)
		(3,046,833)
Restructuring accrual balance at September 30, 2010		$-

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

Note 13.        Dividends

Beginning February 16, 2010 through September 30, 2012, the Company has paid eleven quarterly cash dividends.  The first nine were paid at a quarterly rate per share of $0.05.  In May 2012, the quarterly dividend per share increased to a rate of $0.06.  Cumulative dividends paid totaled $15.9 million through September 30, 2012. On October 5, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The Company paid, from its cash on hand, approximately $1.7 million pursuant to the dividend on November 7, 2012 to stockholders of record as of October 31, 2012.  Total dividends paid were approximately $6.2 million, $5.5 million and $4.1 million in 2012, 2011 and 2010, respectively.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company. Payment of any future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to pay dividends.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.        Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
2012
Net revenues	$8,634,442	$7,831,364	$8,656,390	$9,911,701	$35,033,897
Gross profit	5,016,144	4,560,969	5,293,736	5,750,164	20,621,013
Operating expenses	2,232,864	2,397,738	2,485,690	2,564,791	9,681,083
Income tax expense (benefit)	71,385	226,836	273,839	(5,079,358)	(4,507,298)
Net income	2,659,944	1,904,429	2,549,743	8,185,205	15,299,321
Net income per common share – basic	0.10	0.07	0.09	0.29	0.55
Net income per common share – diluted	0.09	0.07	0.09	0.29	0.53

2011
Net revenues	$3,651,368	$4,287,245	$3,517,439	$7,109,050	$18,565,102
Gross profit	2,016,918	1,807,234	1,813,685	4,227,353	9,865,190
Operating expenses	1,582,931	1,705,949	1,363,184	1,917,784	6,569,848
Income tax expense (benefit)	17,130	(8,130)	15,266	(2,191,342)	(2,167,076)
Net income	386,668	80,998	416,667	4,514,718	5,399,051
Net income per common share – basic	0.01	0.00	0.02	0.17	0.20
Net income per common share – diluted	0.01	0.00	0.01	0.16	0.19