Form 10-Q
period 2012-12-31
FEMALE HEALTH CO
filed 2013-01-30
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 29, 2013, the registrant had 28,669,916 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING
FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; payment of dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10-K for the year ended September 30, 2012.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2012	September 30, 2012
Current Assets:
Cash	$4,275,254	$5,290,780
Restricted cash	55,509	4,682
Accounts receivable, net	7,840,104	7,268,917
Income tax receivable	28,443	27,369
Inventory, net	1,823,199	1,458,199
Prepaid expenses and other current assets	593,380	624,268
Deferred income taxes	2,152,000	2,152,000
TOTAL CURRENT ASSETS	16,767,889	16,826,215

Other Assets	121,981	122,336

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,505,289	4,292,702
Construction in progress	285,214	268,765
Less accumulated depreciation and amortization	(2,342,405)	(2,211,591)
Plant and equipment, net	2,448,098	2,349,876

Deferred Income Taxes	11,148,000	11,148,000

TOTAL ASSETS	$30,485,968	$30,446,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,499,399	$1,775,327
Accrued expenses and other current liabilities	1,771,059	1,095,732
Accrued compensation	644,991	2,964,812
Accrued dividend	1,733,680	24,570
TOTAL CURRENT LIABILITIES	5,649,129	5,860,441

Deferred rent	84,911	90,902
Deferred grant income	76,442	82,650
Deferred income taxes	192,821	194,244
TOTAL LIABILITIES	6,003,303	6,228,237

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	306,537	305,500
Additional paid-in-capital	67,112,794	66,760,907
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(35,504,904)	(35,594,455)
Treasury stock, at cost	(6,850,243)	(6,672,243)
TOTAL STOCKHOLDERS’ EQUITY	24,482,665	24,218,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,485,968	$30,446,427

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2012	2011

Product sales	$9,910,227	$8,633,721
Royalty income	-	721
Net revenues	9,910,227	8,634,442

Cost of sales	3,944,028	3,618,298

Gross profit	5,966,199	5,016,144

Operating expenses	2,365,165	2,232,864

Operating income	3,601,034	2,783,280

Non-operating income (expense):
Interest, net and other (expense) income	(4,244)	355
Foreign currency transaction loss	(37,267)	(52,306)
Total non-operating expense	(41,511)	(51,951)

Income before income taxes	3,559,523	2,731,329

Income tax expense	25,677	71,385

Net income	$3,533,846	$2,659,944

Basic earnings per common share outstanding	$0.12	$0.10

Basic weighted average common shares outstanding	28,333,360	27,480,011

Diluted earnings per common share outstanding	$0.12	$0.09

Diluted weighted average common shares outstanding	28,694,903	28,883,710

Cash dividends declared per common share	$0.12	$0.10

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$3,533,846	$2,659,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,911	112,422
Amortization of deferred income from grant	(6,208)	(6,208)
Interest added to certificate of deposit	-	(252)
Share-based compensation	219,837	228,171
Deferred income taxes	(1,423)	627
Loss on disposal of fixed assets	483	-
Changes in operating assets and liabilities	(2,860,061)	(1,131,058)
Net cash provided by operating activities	1,017,385	1,863,646

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(50,827)	50
Proceeds from certificate of deposit	-	64,127
Capital expenditures	(68,899)	(97,597)
Net cash used in investing activities	(119,726)	(33,420)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(178,000)	(4,690)
Dividends paid on common stock	(1,735,185)	(1,409,605)
Payments on capital lease obligations	-	(4,160)
Net cash used in financing activities	(1,913,185)	(1,418,455)

Net (decrease) increase in cash	(1,015,526)	411,771
Cash at beginning of period	5,290,780	4,249,324

CASH AT END OF PERIOD	$4,275,254	$4,661,095

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes paid	$25,677	$269,385

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$189,644	$179,723
Dividends payable	1,709,110	1,404,979
Fixed asset additions in accounts payable	160,717	- -

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

Operating results for the three months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2012.

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company-UK, and its wholly owned subsidiaries, The Female Health Company-UK, plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 Female Condom ("FC2").  The Female Health Company-UK, is the holding company of The Female Health Company-UK, plc, which is located in a 6,400 sq. ft. leased office facility located in London, England. The Female Health Company (M) SDN.BHD leases a 16,000 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

FC2 is currently sold or available in either or both commercial (private sector) and public health sector markets in 138 countries. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India, for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2012 and 2011, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past 3 months, the Company's average days’ sales outstanding has averaged approximately 61 days. Over the past five years, the Company’s bad debt expense has been less than .02% of product sales.  The balance in the allowance for doubtful accounts was approximately $23,007 at December 31, 2012 and $41,625 at September 30, 2012.

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

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $37,267 for the three months ended December 31, 2012, compared to a loss of $52,306 for the three months ended December 31, 2011.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2012 consolidated financial statements have been reclassified to conform to the December 31, 2012 presentation.

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

	Three Months Ended December 31,
	2012	2011
Denominator:
Weighted average common shares outstanding – basic	28,333,360	27,480,011
Net effect of dilutive securities
Options	176,793	1,060,958
Warrants	-	56,991
Unvested restricted shares	184,750	285,750
Total net effect of dilutive securities	361,543	1,403,699
Weighted average common shares outstanding - diluted	28,694,903	28,883,710
Income per common share – basic	$0.12	$0.10
Income per common share – diluted	$0.12	$0.09

All the outstanding warrants and stock options were included in the computation of diluted net income per share for the three months ended December 31, 2012 and 2011.

NOTE 3 - Inventory

Inventory consists of the following components at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Raw material	$562,125	$523,201
Work in process	93,589	57,102
Finished goods	1,196,728	927,706
Inventory, gross	1,852,442	1,508,009
Less: inventory reserves	(29,243)	(49,810)
Inventory, net	$1,823,199	$1,458,199

NOTE 4 – Line of Credit

On August 1, 2012, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2013. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0% at December 31, 2012) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either December 31, 2012 or September 30, 2012.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of December 31, 2012, 827,182 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three months ended December 31, 2012 or 2011.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three months ended December 31, 2012 and 2011, was approximately $0 and $23,000, respectively.

No stock options were exercised during the three months ended December 31, 2012.  During the three months ended December 31, 2011, 193,750 stock options were exercised using the cashless exercise option available under the plan which entitled the holders to 116,915 shares of common stock.  The intrinsic value of the options exercised was $510,000.

The following table summarizes the stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding and Exercisable At 12/31/2012	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	276,250	4.53	$ 2.57	$ 1,275,000

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $7.18 per share as of the last business day of the period ended December 31, 2012.  As of December 31, 2012, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.  The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the three months ended December 31, 2012 and 2011, was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that contain vesting provisions or provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 49,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2012. The fair value of the awards granted was approximately $350,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock in  September 2013 through November 2014, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three months ended December 31, 2012.

The Company granted a total of 44,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2011. The fair value of the awards granted was approximately $187,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock by  December 2013, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $220,000 and $205,000 for the three months ended December 31, 2012 and 2011, respectively, $57,000 and $60,000 of which was included in accrued expenses at the three months then ended since the related shares had not yet been issued at December 31, 2012 and 2011, respectively.  This compensation expense was included in operating expenses on the Unaudited Condensed Consolidated Statement of Income for the three months ended December 31, 2012 and 2011. As of December 31, 2012, there was approximately $654,000, representing approximately 107,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 1 year.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants during the three months ended December 31, 2012 or 2011.  During the three months ended December 31, 2012, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  There were no warrant exercises during the three months ended December 31, 2011.  As of December 31, 2012, there are no outstanding warrants.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1 million shares of its common stock could be purchased during the subsequent 12 months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3 million shares through the period ending December 31, 2013.  From the program’s onset through December 31, 2012, the total number of shares repurchased by the Company is 1,983,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Thereafter, total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the three months ended December 31, 2012 and 2011 were 25,000 and 1,000 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2012
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2012	1,958,829	$3.41	1,958,829	1,041,171
October 1, 2012 – October 31, 2012	-	-	1,958,829	1,041,171
November 1, 2012 – November 30, 2012	-	-	1,958,829	1,041,171
December 1, 2012 – December 31, 2012	25,000	7.12	1,983,829	1,016,171
Quarterly Subtotal	25,000	7.12	25,000
Total	1,983,829	$3.45	1,983,829	1,016,171

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Three Months Ended				Long-Lived Assets As of
	December 31,				December 31,	September 30,
	2012		2011		2012	2012
South Africa	$4,004	(2)	$2,316	(1)	$-	$-
Brazil	2,240	(1)	*		-	-
United States	948		777		174	175
Uganda	666		*		-	-
Kenya	*		998	(1)	-	-
Zimbabwe	*		755		-	-
Malaysia	*		*		2,126	2,010
United Kingdom	*		*		209	220
India	*		*		61	67
Other	2,052		3,788		-	-
	$9,910		$8,634		$2,570	$2,472

* Less than 5 percent of total net revenues.
(1) Comprised of a single customer considered to be a major customer (exceeds 10 percent of net revenues).
(2) Comprised of two customers considered to be major customers (exceeds 10 percent of net revenues).

NOTE 8 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $5 million for FHC's consumer health care product.

NOTE 9 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss and tax credit carryforwards.

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to our estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.   These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business.   It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income.  In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent six years for each tax jurisdiction.

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $24,641,000 and $12,363,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $64,260,000 as of December 31, 2012, which can be carried forward indefinitely to be used to offset future U.K. taxable income. With the increasing demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. Federal tax losses have a net loss carryforward limitation of fifteen years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire.

A reconciliation of income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three months ended December 31, 2012 and 2011, is as follows:

	Three Months Ended December 31,
	2012	2011
Income tax expense at statutory rates	$1,210,000	$929,000
State income tax, net of federal benefits	223,000	171,000
Effect of AMT expense	-	7,000
Non-deductible expenses	5,000	2,000
Effect of lower income tax rates on foreign income	(525,798)	(298,693)
Utilization of NOL carryforwards	(565,278)	(579,309)
Decrease in valuation allowance	(321,247)	(159,613)
Income tax expense	$25,677	$71,385

Note 10 – Dividends

Beginning February 16, 2010, through December 31, 2012, the Company has paid twelve quarterly cash dividends.  The first nine were paid at a quarterly rate per share of $0.05 through February 9, 2012.  On May 9, 2012, the quarterly dividend per share increased to a rate of $0.06.  The Company paid cash dividends of approximately $1.7 million ($0.06 per share) and $1.4 million ($0.05 per share) during the three months ended December 31, 2012 and 2011, respectively.

On December 13, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The Company will pay, from its cash on hand, approximately $1.7 million pursuant to the dividend on February 6, 2013 to stockholders of record as of January 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-initiated product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 362 million FC1 and FC2 Female Condoms.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2. FC2 is currently the only FDA approved and marketed product controlled by women that prevents STI's, including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  FC2 does not compete with the male condom, but is an alternative to either unprotected sex or male condom usage.

An economic analysis of the cost effectiveness of an FC2 HIV/AIDS prevention program conducted by Dr. David Holtgrave, the chairman of the Department of Health Behavior and Society at the Johns Hopkins Bloomberg School of Public Health was featured in the March 26, 2012  issue of AIDS and Behavior.  The study showed that the Washington, D.C. FC2 prevention program, a public-private partnership to provide and promote FC2, prevented enough HIV infections in the first year alone to save over $8 million in avoided future medical care costs (over and above the cost of approximately $445,000 for the program).  This means that for every dollar spent on the program, there was a cost savings of nearly $20.  In the article Dr. Holtgrave concluded, “These results clearly indicate that delivery of, and education about, Female Condoms is an effective HIV prevention intervention and an outstanding public health investment.”  The district began its program in 2010 to fight a disease that is at epidemic levels.  At least 3 percent of Washington residents have HIV or AIDS, a prevalence rate that is the highest of any U.S. city.

Numerous clinical and behavioral studies have been conducted regarding use of the female condom. Studies show that in many cultures, the female condom is found acceptable by women and their partners. Importantly, studies also show that when the female condom is made available as an option along with male condoms there is a significant increase in protected sex acts with a concurrent decrease in STI’s. The increase in protected sex acts varies by country and averages between 10 percent and 35 percent.

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

FC2’s primary raw material (a nitrile polymer) offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the Female Condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users (7 percent to 20 percent of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer.  FC2 is pre-lubricated, disposable and recommended for use during a single sex act.  FC2 is not reusable.

FC2 received FDA approval as a Class III medical device on March 10, 2009, and has been available in the United States since August 2009.  In addition to FDA approval, FC2 has been approved by other regulatory agencies, including in the European Union, India and Brazil.  Based on a rigorous scientific review, WHO agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies in 2006.

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

Global Market Potential

Because FC2 offers a woman dual protection against both unintended pregnancy and STI’s, including HIV/AIDS, its market encompasses both family planning and disease prevention.

DISEASE PREVENTION

The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women 15 to 44 years of age.  According to the WHO, in 2010 worldwide more than half of all the adults livings with HIV were women and almost 50 percent of all new adult cases of HIV/AIDS were women. In the United States the Centers for Disease Control and Prevention (CDC) and FDA both list heterosexual sex as the most common method of HIV transmission in women.

For sexually active couples, male condoms and FC2 are the only barrier methods approved by FDA for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   Based on the complexities of such research, a viable broadly usable prevention alternative is unlikely to be available in the foreseeable future.  To date, it is clear that condoms, male and female, continue to play a key role in the prevention of STI’s, including HIV/AIDS.  The Company’s FC2 Female Condom, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.

In the United States, the CDC continues to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  Women of color comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.

In 2009, the CDC listed the rate of new HIV infection for black women as approximately 15 times the rate for white women in the United States. In 2009, in the United States, it estimated that one in 32 black women would be diagnosed with HIV in her lifetime, compared to the one in 526 incidence rate amongst white women.

The CDC estimates there are 19 million new sexually transmitted infections in the United States each year. It is also estimated that over 24,000 women each year in the U.S. lose the ability to conceive or carry a pregnancy to term due to undiagnosed or untreated STI’s. In March 2008, the CDC announced that a study indicated that 26 percent of female adolescents in the United States have at least one of the most common STI’s.  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STI’s among adolescent women in the United States. In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex. Among these girls, the STI prevalence was 40 percent.

On November 29, 2012, in conjunction with World AIDS Day, U.S. Secretary of State Hillary Clinton, as part of the President’s Emergency Plan For AIDS Relief (“PEPFAR”), issued a blueprint for an AIDS Free Generation.  In the blueprint it states that female condoms are unique in providing a female controlled HIV prevention option and that PEPFAR will work with partner governments and other donors to promote female condoms wherever effective programs can build a sustained demand.

CONTRACEPTION

The feminization of HIV/AIDS has increased the relevance of FC2 for the prevention of unintended pregnancies as well as disease prevention.  Unintended pregnancy may result in maternal and infant death, babies with HIV/AIDS, AIDS orphans and increased health care costs.

On July 11, 2012, World Population Day, the U.K. Government and the Bill and Melinda Gates Foundation held a Summit on Family Planning in London, England (the “London Summit”).  It was attended by public health officials, government officials, and private sector companies that supply contraceptives and related products.  The primary goal of the London Summit was to increase access to contraceptives to an additional 120 million poor women in 69 developing countries by 2020.  Achievement of this goal will reduce maternal and infant mortality, HIV/AIDS babies, AIDS orphans and health care costs.

At the close of the London Summit it was announced that commitments of $4.6 billion had been made to fund the 2012-2020 program.  This included commitments by the U.K. Government, other specific countries, the Bill & Melinda Gates Foundation, other foundations, Bloomberg Philanthropies, and other private sector donors.

FHC was one of only fourteen companies invited to attend the London Summit.  O.B. Parrish, the Company’s Chairman and Chief Executive Officer, participated on a panel “Partnering for Progress: The Role of Public/Private Partnerships”.

FHC announced a program to support the goal to provide contraceptives to an additional 120 million women by 2020.  FHC’s program includes the following:

•	Aggregate annual public sector purchases from all large buyers to set prospectively volume-based unit pricing
•	Award major purchasers with free product equal to 5 percent of total annual units purchased
•	Invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.

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

The FC2 Female Condom and the Male Condom

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2.  FC2 is currently the only FDA approved and marketed product controlled by women that prevents STI’s including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  FC2 does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

Strategy

The Company’s strategy is to fully develop global markets for the FC2 Female Condom for both contraception and STI prevention. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the United States Agency for International Development (USAID), the United Nations Joint Programme on HIV/AIDS (“UNAIDS”), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical support and assist with its customers’ prevention and family planning programs. As announced during the July 2012 London Summit on Family Planning, the Company has pledged to significantly increase its global educational and training investment over the next six years.

The Company’s first generation product, FC1, was produced from a costly raw material (polyurethane), in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation product, FC2.  The second generation product is made from a less costly raw material, nitrile polymer. FC2’s production process is more efficient and less labor intensive than that of FC1, making it less costly to produce.  Its price is now approximately 30 percent less than  that of FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, HLL. The Company made its first substantial sales of FC2 in fiscal 2007.  Since October 2009, all of the Company’s unit sales have been FC2.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to both reduce the price to the public health sector and increase its gross margin.

Since the product’s primary market is currently the public health sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for the FC2 Female Condom continues to grow in the public health sector, the Company’s operating expenses are likely to grow at a much lower rate than that of volume.

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 16 countries, including the United States, Brazil, Spain, France, and India. These agreements are generally exclusive for a single country. Under these agreements, the Company sells FC2 to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other government agencies which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  As of December 31, 2012, FC2 was available in 1,128  locations in New York City, as compared to 1,001 at September 30, 2012; including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

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

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  In fiscal 2012, expansion of the facility’s manufacturing capacity by 20 percent to approximately 100 million units annually was begun. The expansion was completed in October 2012, when the new lines went into production.

The Company’s India-based FC2 end-stage production capacity for supply to the Indian market is located at a facility owned by its exclusive distributor, HLL in the Cochin Special Export Zone. In December 2007, production began at that facility which has a capacity of 7.5 million units per year.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. It is possible that other female condoms may receive FDA approval or complete the WHO prequalification process or may otherwise compete with the Company's FC2 Female Condom.

Patents and Trademarks

FC2 patents have been issued by the United States, the European Union, Canada, Australia, South Africa, The People’s Republic of China, Greece, Turkey, Spain, Japan and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, The Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Uganda, Tanzania, Zambia and Zimbabwe.  Patent applications for FC2 are pending in various other countries around the world through the Patent Cooperation Treaty. The patents cover the key aspects of FC2, including its overall design and manufacturing process.  There can be no assurance that pending patents provide the Company with protection against copycat products entering markets during the pendency of the patents.

The Company has the registered trademark “FC2 Female Condom” in the United States. The Company has also secured, or applied for, 14 trademarks in 41 countries or jurisdictions to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC Female Condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position.

Overview

The Female Health Company manufactures, markets and sells the FC2 Female Condom. FC2 is the only currently available female-initiated product approved by the FDA that provides dual protection against unintended pregnancy and STI’s, including HIV/AIDS.

In 2005, the Company introduced a second generation Female Condom, FC2, which had been developed to:

1.	Expand access to female-initiated prevention by offering a more affordable product
2.	Increase HIV/AIDS prevention and family planning options
3.	Lower health care costs
4.	Increase gross margins

In August 2006, after a stringent technical review, the WHO cleared FC2 for purchase by U.N. agencies.  The first substantial sales of FC2 occurred in fiscal 2007.  FC2 received FDA approval as a Class III medical device on March 10, 2009 and became available in the United States in August 2009. In addition to FDA approval, FC2 has been approved by other regulatory agencies, including in the European Union, India, and Brazil.

In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains ownership of certain world-wide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

From its introduction in March 2007 through December 31, 2012, approximately 187 million FC2 Female Condoms have been distributed in 138 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.  To date, the Company has sold approximately 362 million FC1 and FC2 Female Condoms.

FC2 provides women dual protection against STI’s (including HIV/AIDS) and unintended pregnancy.  Because FC2’s primary usage is that of disease prevention, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have included large global agencies, such as UNFPA and USAID, through its facilitator, John Snow, Inc.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations.

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

During the seven year period from fiscal 2005 through fiscal 2012, the average annual compound growth rate of unit sales of Female Condoms (FC1 and FC2) has been 23 percent.

Revenues.  Most of the Company's revenues are derived from sales of FC2 Female Condoms, and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing its intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2012 and 2011, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention. The Company offers uniform, volume-based pricing to such agencies, rather than entering into tong-term supply agreements. The Company's three largest customers currently are UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project, and Sekunjalo Investments Corporation (PTY) Ltd.  In the United States, FC2 is sold to city and state public health clinics as well and to not-for-profit organizations such as Planned Parenthood.

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

Expenses.  The Company manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make FC2, principally a nitrile polymer.  Indirect production costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of FC2 are essentially available from multiple sources.

The Company's operating expenses include costs for promotion, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company's operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training.  The Company believes that increased spending on education and training will increase the market for FC2.  In connection with the London Summit, the Company also plans to award major purchasers with free product equal to 5 percent of total annual units purchased beginning in fiscal 2013. The Company will reserve for the cost of the free product as a cost of sales, which may affect the Company's gross margin.  The Company believes that such free product awards will assist in educating and training, making new users aware of FC2 and providing an incentive for increased unit sale volumes from major purchasers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

The Company had net revenues of $9,910,227 and net income of $3,533,846, or $0.12 per diluted share, for the three months ended December 31, 2012 compared to net revenues of $8,634,442 and net income of $2,659,944, or $ 0.09 per diluted share, for the three months ended December 31, 2011.

Net revenues increased $1,275,785, or 15%, on a 13% increase in unit sales for the three months ended December 31, 2012, compared with the same period last year.  The FC2 average sales price per unit increased 2% compared with the same period last year.

Gross profit increased $950,055, or 19%, to $5,966,199 for the three months ended December 31, 2012 from $5,016,144 for the three months ended December 31, 2011.  Gross profit for the three months ended December 31, 2012 was 60% of net revenues versus 58% for the same period last year, primarily due to improved absorption of manufacturing overhead resulting from increased production volume in the first quarter of fiscal 2013.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $325,730, or 9%, to $3,944,028 on a 13% increase in unit volume in the three months ended December 31, 2012 from $3,618,298 for the same period last year.

Operating expenses increased $132,301, or 6%, to $2,365,165 for the three months ended December 31, 2012 from $2,232,864 for the three months ended December 31, 2011.  The increase is primarily due to higher compensation expense and increased investment in education and training.

Operating income for the three months ended December 31, 2012, was $3,601,034 versus operating income of $2,783,280 in the same period last year, an increase of $817,754, or 29%.  The increase is due to the higher gross profit, partially offset by higher operating expenses.

Interest, net and other expenses for the three months ended December 31, 2012 was $4,244, an increase of $4,599 from the same period in fiscal year 2011, when interest, net and other income was $355.  The impact of foreign currency transactions for the first quarter of fiscal 2013 was a loss of $37,267 compared to a loss of $52,306 for the same period last year.

The Company's net income increased $873,902, or 33%, to $3,533,846 in the three months ended December 31, 2012 from net income of $2,659,944 in the same period of the prior year, as a result of the factors discussed above. Net income was 36% and 31% of net revenues for the three months ended December 31, 2012 and 2011, respectively.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from FC2, its sole current product. While management believes the global potential for FC2 is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 138 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 Female Condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention and family planning programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 Female Condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention and family planning organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $1.0 million in the three months ended December 31, 2012, which included a negative impact of changes in operating assets and liabilities of $(2.9) million, compared with $1.9 million in the three months ended December 31, 2011, which included a negative impact of changes in operating assets and liabilities of $(1.1) million.

Accounts receivable increased from $7.3 million at September 30, 2012 to $7.8 million at December 31, 2012.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 61 days.  Over the past five years, the Company’s bad debt expense has been less than .02% of product sales.

Beginning February 16, 2010 through December 31, 2012, the Company has paid twelve quarterly cash dividends.  The first nine were paid at a quarterly rate per share of $0.05.  In May 2012, the quarterly dividend per share increased to a rate of $0.06.  The Company paid cash dividends of $1.7 million and $1.4 million during the three months ended December 31, 2012 and 2011, respectively.  On December 13, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share. The Company will pay, from its cash on hand, approximately $1.7 million pursuant to the dividend on February 6, 2013 to stockholders of record as of January 30, 2013.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

At December 31, 2012, the Company had working capital of $11.1 million and stockholders’ equity of $24.5 million compared to working capital of $7.7 million and stockholders’ equity of $17.0 million as of December 31, 2011.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2012, the Company entered into the Loan Agreement with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2013. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0% at December 31, 2012) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either December 31, 2012 or September 30, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Heartland Bank, consisting of a revolving note for up to $2 million with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to a base rate plus 0.5%.  The Company has not had any outstanding borrowings in the last five years.  There is, therefore, currently no significant exposure to market risk for changes in interest rates.  To the extent that the Company incurs future borrowings under its lines of credit, it would be subject to interest rate risk related to such borrowings.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2012.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program

The Company has had a Stock Repurchase Program since January 2007.  The Stock Repurchase Program currently authorizes a total of 3 million shares to be acquired through December 31, 2013.  From the program’s onset through December 31, 2013, the total number of shares repurchased by the Company is 1,983,829.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008, the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this amendment are limited to an aggregate of 250,000 shares per calendar year and to a maximum of 25,000 shares annually per individual.  Purchases under this amendment for the three months ended December 31, 2012 and 2011 were 25,000 and 1,000 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through December 31, 2012
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2012	1,958,829	$3.41	1,958,829	1,041,171
October 1, 2012 – October 31, 2012	-	-	1,958,829	1,041,171
November 1, 2012 – November 30, 2012	-	-	1,958,829	1,041,171
December 1, 2012 – December 31, 2012	25,000	7.12	1,983,829	1,016,171
Quarterly Subtotal	25,000	7.12	25,000
Total	1,983,829	$3.45	1,983,829	1,016,171

Recent Sales of Unregistered Securities

On October 8, 2012, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrants, resulting in the issuance of 43,465 shares of common stock.  The Company believes that this issuance of common stock in connection with the warrant exercise was exempt from registration under section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 because such issuance was made to a person who is an accredited investor.  The accredited investor represented to the Company that he was purchasing for investment without a view to further distribution.

Item 6.  Exhibits

Exhibit
Number                      Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).
10.1	Letter Agreement dated November 9, 2012 between The Female Health Company and Michele Greco. (6)
10.2	Change of Control Agreement dated November 9, 2012 between The Female Health Company and Michele Greco. (6)
10.3	First Amendment to Amended and Restated Change of Control Agreement dated as of December 31, 2012 between The Female Health Company and O.B. Parrish.
10.4	First Amendment to Amended and Restated Change of Control Agreement dated as of December 31, 2012 between The Female Health Company and Mary Ann Leeper.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (7)

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012.

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

THE FEMALE HEALTH COMPANY

DATE: January 30, 2013

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: January 30, 2013

/s/ Michele Greco
Michele Greco, Vice President and
Chief Financial Officer