Form 10-Q
period 2013-03-31
FEMALE HEALTH CO
filed 2013-05-02
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the registrant had 28,641,791 shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2013	September 30, 2012
Current Assets:
Cash	$6,147,350	$5,290,780
Restricted cash	52,069	4,682
Accounts receivable, net	7,391,616	7,268,917
Income tax receivable	28,384	27,369
Inventory, net	2,479,904	1,458,199
Prepaid expenses and other current assets	638,243	624,268
Deferred income taxes	2,152,000	2,152,000
TOTAL CURRENT ASSETS	18,889,566	16,826,215

Other Assets	127,490	122,336

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,757,320	4,292,702
Construction in progress	36,968	268,765
Less accumulated depreciation and amortization	(2,444,888)	(2,211,591)
Plant and equipment, net	2,349,400	2,349,876

Deferred Income Taxes	11,148,000	11,148,000

TOTAL ASSETS	$32,514,456	$30,446,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,711,280	$1,775,327
Accrued expenses and other current liabilities	1,353,713	1,095,732
Accrued compensation	1,200,432	2,964,812
Accrued dividend	2,021,420	24,570
TOTAL CURRENT LIABILITIES	6,286,845	5,860,441

Deferred rent	78,849	90,902
Deferred grant income	70,234	82,650
Deferred income taxes	192,425	194,244
TOTAL LIABILITIES	6,628,353	6,228,237

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	306,537	305,500
Additional paid-in-capital	67,226,491	66,760,907
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(34,021,171)	(35,594,455)
Treasury stock, at cost	(7,044,235)	(6,672,243)
TOTAL STOCKHOLDERS’ EQUITY	25,886,103	24,218,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,514,456	$30,446,427

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2013	2012

Product sales	$9,476,866	$7,810,364
Royalty income	-	21,000
Net revenues	9,476,866	7,831,364

Cost of sales	3,956,750	3,270,395

Gross profit	5,520,116	4,560,969

Operating expenses	2,163,429	2,397,738

Operating income	3,356,687	2,163,231

Non-operating income (expense):
Interest, net and other income	280,977	257
Foreign currency transaction loss	(29,626)	(32,223)
Total non-operating income (expense)	251,351	(31,966)

Income before income taxes	3,608,038	2,131,265

Income tax expense	116,369	226,836

Net income	$3,491,669	$1,904,429

Basic earnings per common share outstanding	$0.12	$0.07

Basic weighted average common shares outstanding	28,389,977	27,557,587

Diluted earnings per common share outstanding	$0.12	$0.07

Diluted weighted average common shares outstanding	28,754,322	29,047,011

Cash dividends declared per common share	$0.07	$0.06

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,
	2013	2012

Product sales	$19,387,093	$16,444,085
Royalty income	-	21,721
Net revenues	19,387,093	16,465,806

Cost of sales	7,900,778	6,888,693

Gross profit	11,486,315	9,577,113

Operating expenses	4,528,594	4,630,602

Operating income	6,957,721	4,946,511

Non-operating income (expense):
Interest, net and other income	276,733	612
Foreign currency transaction loss	(66,893)	(84,529)
Total non-operating income (expense)	209,840	(83,917)

Income before income taxes	7,167,561	4,862,594

Income tax expense	142,046	298,221

Net income	$7,025,515	$4,564,373

Basic earnings per common share outstanding	$0.25	$0.17

Basic weighted average common shares outstanding	28,361,357	27,518,587

Diluted earnings per common share outstanding	$0.24	$0.16

Diluted weighted average common shares outstanding	28,724,321	28,972,689

Cash dividends declared per common share	$0.19	$0.16

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$7,025,515	$4,564,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274,218	225,440
Amortization of deferred income from grant	(12,416)	(12,416)
Interest added to certificate of deposit	-	(252)
Share-based compensation	393,350	451,996
Deferred income taxes	(1,819)	7,416
Loss on disposal of fixed assets	892	888
Changes in operating assets and liabilities	(2,687,583)	(184,952)
Net cash provided by operating activities	4,992,157	5,052,493

INVESTING ACTIVITIES
Increase in restricted cash	(47,387)	(105)
Proceeds from certificate of deposit	-	64,127
Capital expenditures	(260,827)	(274,969)
Net cash used in investing activities	(308,214)	(210,947)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(371,992)	(4,690)
Dividends paid on common stock	(3,455,381)	(2,806,010)
Payments on capital lease obligations	-	(8,469)
Net cash used in financing activities	(3,827,373)	(2,819,169)

Net increase in cash	856,570	2,022,377
Cash at beginning of period	5,290,780	4,249,324

CASH AT END OF PERIOD	$6,147,350	$6,271,701

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$130,947	$313,221

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$189,644	$179,723
Dividends payable	1,996,850	1,674,755
Fixed asset additions in accounts payable	13,807	-

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

Operating results for the three and six months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2012.

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

FC2 is currently sold or available in either or both commercial (private sector) and public health sector markets in 139 countries. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India, for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 66 days. Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.  The balance in the allowance for doubtful accounts was  $23,007 at March 31, 2013 and $41,625 at September 30, 2012.

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

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $29,626 and $66,893 for the three and six months ended March 31, 2013, respectively, compared to a loss of $32,223 and $84,529 for the three and six months ended March 31, 2012, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2012 consolidated financial statements have been reclassified to conform to the March 31, 2013 presentation.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Denominator:
Weighted average common shares outstanding – basic	28,389,977	27,557,587	28,361,357	27,518,587
Net effect of dilutive securities
Options	179,595	1,133,790	178,214	1,099,817
Warrants	-	59,884	-	58,535
Unvested restricted shares	184,750	295,750	184,750	295,750
Total net effect of dilutive securities	364,345	1,489,424	362,964	1,454,102
Weighted average common shares outstanding – diluted	28,754,322	29,047,011	28,724,321	28,972,689
Income per common share – basic	$0.12	$0.07	$0.25	$0.17
Income per common share – diluted	$0.12	$0.07	$0.24	$0.16

All the outstanding warrants and stock options were included in the computation of diluted net income per share for the three and six months ended March 31, 2013 and 2012.

NOTE 3 - Inventory

Inventory consists of the following components at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Raw material	$451,614	$523,201
Work in process	92,069	57,102
Finished goods	1,965,464	927,706
Inventory, gross	2,509,147	1,508,009
Less: inventory reserves	(29,243)	(49,810)
Inventory, net	$2,479,904	$1,458,199

NOTE 4 – Line of Credit

On August 1, 2012, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2013. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0% at March 31, 2013) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either March 31, 2013 or September 30, 2012.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of March 31, 2013, 827,182 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three and six months ended March 31, 2013 or 2012.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three and six months ended March 31, 2013, was approximately $0, and was $22,000 and $45,000 for the three and six months ended March 31, 2012, respectively.

No stock options were exercised during the six months ended March 31, 2013.  During the six months ended March 31, 2012, 193,750 stock options were exercised using the cashless exercise option available under the plan which entitled the holders to 116,915 shares of common stock.  The intrinsic value of the options exercised was $510,000.

The following table summarizes the stock options outstanding and exercisable at March 31, 2013:

	Options Outstanding and Exercisable At 3/31/2013	Wghted. Avg. Remaining Life	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	276,250	4.28	$ 2.57	$ 1,291,000

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $7.24 per share as of the last business day of the period ended March 31, 2013.  As of March 31, 2013, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.  The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the three and six months ended March 31, 2013 and 2012, was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that contain vesting provisions or provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 49,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2013. The fair value of the awards granted was approximately $350,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock in  September 2013 through November 2014, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three and six months ended March 31, 2013.

The Company granted a total of 54,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2012. The fair value of the awards granted was approximately $227,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock by September 2014, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $173,000 and $393,000 for the three and six months ended March 31, 2013, respectively, $116,000 of which was included in accrued expenses at the six months then ended since the related shares had not yet been issued at March 31, 2013.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and six months ended March 31, 2012 was approximately $201,000 and $407,000, respectively, of which $121,000 was included in accrued expenses at March 31, 2012.  This compensation expense was included in operating expenses on the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012. As of March 31, 2013, there was approximately $481,000, representing approximately 79,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of one year.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants during the periods ended March 31, 2013 or 2012.  During the six months ended March 31, 2013, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  There were no warrants exercised during the six months ended March 31, 2012.  As of March 31, 2013, there are no outstanding warrants.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1 million shares of its common stock could be purchased during the subsequent 12 months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3 million shares through the period ending December 31, 2013.  From the program’s onset through March 31, 2013, the total number of shares repurchased by the Company is 2,011,954.  The total number of shares that may yet be purchased under the program is 988,046. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. During the three months ended March 31, 2013, private repurchase transactions were 18,125 shares, and open market repurchase transactions were 10,000 shares. For the six months ended March 31, 2013, private repurchase transactions were 43,125 shares, and open market repurchase transactions were 10,000 shares. During the three months ended March 31, 2012 there were no private or open market repurchase transactions.  During the six months ended March 31, 2012 private repurchase transactions were 1,000 shares for $4,690 and there were no open market repurchase transactions.

Issuer Purchases of Equity Securities	Details of Treasury Stock Purchases to Date through March 31, 2013
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Cost of Treasury Stock

January 1, 2007 – September 30, 2012	1,958,829	$3.41	$6,672,243
October 1, 2012 – October 31, 2012	-	-	-
November 1, 2012 – November 30, 2012	-	-	-
December 1, 2012 – December 31, 2012	25,000	7.12	178,000
Quarterly Subtotal	25,000	7.12	178,000
January 1, 2013 – January 31, 2013	-	-	-
February 1, 2013 – February 28, 2013	-	-	-
March 1, 2013 – March 31, 2013	28,125	6.90	193,992
Quarterly Subtotal	28,125	6.90	193,992
Six Months Subtotal	53,125	7.00	371,992
Total	2,011,954	$3.50	$7,044,235

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Six Months Ended				Long-Lived Assets As of
	March 31,				March 31,	September 30,
	2013		2012		2013	2012
South Africa	$5,421	(2)	$3,116	(1)	$-	$-
Brazil	2,240	(1)	2,240	(1)	-	-
United States	1,419		1,291		180	175
Congo	1,403		*		-	-
Uganda	1,332		*		-	-
Kenya	*		998		-	-
Malaysia	*		*		2,045	2,010
United Kingdom	*		*		196	220
India	*		*		56	67
Other	7,572		8,821		-	-
	$19,387		$16,466		$2,477	$2,472

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

As of March 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $24,641,000 and $12,363,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $64,260,000 as of March 31, 2013, which can be carried forward indefinitely to be used to offset future U.K. taxable income. With the increasing demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. federal tax losses have a net loss carryforward limitation of twenty years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of March 31, 2013.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and six months ended March 31, 2013 and 2012, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Income tax expense at statutory rates	$1,227,000	$724,000	$2,437,000	$1,653,000
State income tax, net of federal benefits	226,000	134,000	449,000	305,000
Effect of AMT expense	16,000	38,000	16,000	45,000
Non-deductible expenses	2,000	1,000	7,000	3,000
Effect of lower income tax rates on foreign income	(427,769)	(151,993)	(953,567)	(450,686)
Utilization of NOL carryforwards	(689,014)	(775,155)	(1,254,292)	(1,354,464)
Foreign currency effect on valuation allowance	(237,848)	256,984	(559,095)	97,371
Income tax expense	$116,369	$226,836	$142,046	$298,221

Note 10 – Dividends

Beginning February 16, 2010, through March 31, 2013, the Company has paid 13 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012.  The other 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013.  The Company paid cash dividends of approximately $3.5 million ($0.06 per share) and $2.8 million ($0.05 per share) during the six months ended March 31, 2013 and 2012, respectively.

On March 27, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share, a 17% increase over the previous quarterly dividend rate.  The Company will pay, from its cash on hand, approximately $2.0 million pursuant to the dividend on May 8, 2013 to stockholders of record as of May 1, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-initiated product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 380 million FC1 and FC2 Female Condoms.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2. FC2 is currently the only FDA approved and marketed product controlled by women that prevents STIs, including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STIs (including HIV/AIDS) and unintended pregnancy.  FC2 does not compete with the male condom, but is an alternative to either unprotected sex or male condom usage.

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

Numerous clinical and behavioral studies have been conducted regarding use of the female condom. Studies show that in many cultures, the female condom is found acceptable by women and their partners. Importantly, studies also show that when the female condom is made available as an option along with male condoms there is a significant increase in protected sex acts with a concurrent decrease in STIs. The increase in protected sex acts varies by country and averages between 10 percent and 35 percent.

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

Global Market Potential

Because FC2 offers a woman dual protection against both unintended pregnancy and STIs, including HIV/AIDS, its market encompasses both family planning and disease prevention.

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

For sexually active couples, male condoms and FC2 are the only barrier methods approved by FDA for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   Based on the complexities of such research, a viable broadly usable prevention alternative is unlikely to be available in the foreseeable future.  To date, it is clear that condoms, male and female, continue to play a key role in the prevention of STIs, including HIV/AIDS.  The Company’s FC2 Female Condom, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STIs (including HIV/AIDS) and unintended pregnancy.

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

The CDC estimates there are 19 million new sexually transmitted infections in the United States each year. It is also estimated that over 24,000 women each year in the U.S. lose the ability to conceive or carry a pregnancy to term due to undiagnosed or untreated STIs. In March 2008, the CDC announced that a study indicated that 26 percent of female adolescents in the United States have at least one of the most common STIs.  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STIs among adolescent women in the United States. In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex. Among these girls, the STI prevalence was 40 percent.

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

FHC announced a Public/Private Partnership program to support the goal to provide contraceptives to an additional 120 million women by 2020.  FHC’s program includes the following:

•	Aggregate annual FC2 purchases from all major public sector buyers each year to establish volume-based unit pricing for the succeeding year.
•	Award major public sector purchasers with FC2 Female Condoms equal to 5 percent of their total annual units purchased, at no cost to such purchasers.
•	Invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.

The Company believes achievement of the London Summit’s goals will increase the market for contraceptives over the long-term.  It also believes it will increase the market for the female condom, as it is the only female-initiated product that provides dual protection against unintended pregnancy and STIs including HIV/AIDS.

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

The FC2 Female Condom and the Male Condom

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2.  FC2 is currently the only FDA approved and marketed product controlled by women that prevents STIs including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STIs (including HIV/AIDS) and unintended pregnancy.  FC2 does not compete with the male condom, but is an alternative to either unprotected sex or to male condom usage.

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

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other government agencies which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  As of March 31, 2013, FC2 was available in 1,220  locations in New York City, as compared to 805 at March 31, 2012; including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

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

Patents and Trademarks

FC2 patents have been issued by the United States, Europe, Canada, Australia, South Africa, The People’s Republic of China,  Japan, Mexico and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.  Further, the European patent for FC2 has been validated in the following countries: Austria, Belgium, Bulgaria, Switzerland, Republic of Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Romania, Sweden, Slovenia, Slovakia, and Turkey.  Patent applications for FC2 are pending in a number of other countries around the world through the Patent Cooperation Treaty. The patents cover the key aspects of FC2, including its overall design and manufacturing process.  There can be no assurance that pending patent applications provide the Company with protection against copycat products entering markets during the pendency of the applications.

The Company has the registered trademark “FC2 Female Condom” in the United States. The Company has also secured, or applied for, 14 trademarks in 40 countries or jurisdictions to protect the various names and symbols used in marketing the product around the world. These include "femidom" and "femy," “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC Female Condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position.

Overview

The Female Health Company manufactures, markets and sells the FC2 Female Condom. FC2 is the only currently available female-initiated product approved by the FDA that provides dual protection against unintended pregnancy and STIs, including HIV/AIDS.

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

In October 2009, the Company completed the transition from its first generation product, FC1, to its second generation product, FC2, and production of FC1 ceased.  Although FC1 production has ceased, the Company retains ownership of certain worldwide rights to FC1, as well as various patents, regulatory approvals and other intellectual property related to FC1.

From its introduction in March 2007 through March 31, 2013, approximately 205 million FC2 Female Condoms have been distributed in 139 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.  To date, the Company has sold approximately 380 million FC1 and FC2 Female Condoms.

FC2 provides women dual protection against STIs (including HIV/AIDS) and unintended pregnancy.  Because FC2’s primary usage is that of disease prevention, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

FC2 is currently available in 139 countries. A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STIs and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some governmental agencies purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variations due to the timing and shipment of large orders.

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

Revenues.  Most of the Company's revenues are derived from sales of FC2 Female Condoms, and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing the Company’s intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2013 and 2012, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention. The Company offers uniform, volume-based pricing to such agencies, rather than entering into tong-term supply agreements. The Company's three largest customers currently are UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project, and Sekunjalo Investments Corporation (PTY) Ltd., the Company’s distributor in the RSA.  In the United States, FC2 is sold to city and state public health clinics as well and to not-for-profit organizations such as Planned Parenthood.

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

The Company's operating expenses include costs for promotion, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company's operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training. The Company expects to spend approximately $2.3 million on education and training during fiscal 2013.  The Company believes that increased spending on education and training will increase the market for FC2.  In connection with the London Summit, the Company also plans to award major public sector purchasers with FC2 Female Condoms equal to 5 percent of their total annual units purchased, at no cost to such purchasers. The initial entitlement to 5 percent no-cost product was based on FC2 units purchased during the initial six-months period from the start of the program on July 1, 2012 through December 31, 2012.  Future entitlements to 5 percent no-cost product will be determined on a calendar year basis beginning with the year ending December 31, 2013. The Company will reserve for the cost of the 5 percent no-cost product as a cost of sales, which may affect the Company's gross margin.  The Company believes that such no-cost product awards will assist in educating and training, making new users aware of FC2 and providing an incentive for increased unit sale volumes from major purchasers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

The Company had net revenues of $9,476,866 and net income of $3,491,669, or $0.12 per diluted share, for the three months ended March 31, 2013 compared to net revenues of $7,831,364 and net income of $1,904,429, or $ 0.07 per diluted share, for the three months ended March 31, 2012.

Net revenues increased $1,645,502, or 21%, on a 20% increase in unit sales for the three months ended March 31, 2013, compared with the same period last year.  The FC2 average sales price per unit increased 1% compared with the same period last year.

Gross profit increased $959,147, or 21%, to $5,520,116 for the three months ended March 31, 2013 from $4,560,969 for the three months ended March 31, 2012.  Gross profit for the three months ended March 31, 2013 and 2012 was 58% of net revenues.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $686,355, or 21%, to $3,956,750 on a 20% increase in unit sales in the three months ended March 31, 2013 from $3,270,395 for the same period last year.

Operating expenses decreased $234,309, or 10%, to $2,163,429 for the three months ended March 31, 2013 from $2,397,738 for the three months ended March 31, 2012.  The decrease is primarily due to a reduction in incentive compensation expense as the Company accrued for higher incentive target thresholds in fiscal 2012.

Operating income for the three months ended March 31, 2013, was $3,356,687 versus operating income of $2,163,231 in the same period last year, an increase of $1,193,456, or 55%.  The increase is primarily due to higher unit sales.

Interest, net and other income for the three months ended March 31, 2013 was $280,977, an increase of $280,720 from the same period in fiscal year 2012, when interest, net and other income was $257.  The increase is primarily due to the distribution upon demutualization of an insurance carrier.  The impact of foreign currency transactions for the second quarter of fiscal 2013 was a loss of $29,626 compared to a loss of $32,223 for the same period last year.

The Company's net income increased $1,587,240, or 83%, to $3,491,669 in the three months ended March 31, 2013 from net income of $1,904,429 in the same period of the prior year, as a result of the factors discussed above. Net income was 37% and 24% of net revenues for the three months ended March 31, 2013 and 2012, respectively.

SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO SIX MONTHS ENDED MARCH 31, 2012

The Company had net revenues of $19,387,093 and net income of $7,025,515, or $0.24 per diluted share, for the six months ended March 31, 2013 compared to net revenues of $16,465,806 and net income of $4,564,373, or $ 0.16 per diluted share, for the six months ended March 31, 2012.

Net revenues increased $2,921,287, or 18%, on a 16% increase in unit sales for the six months ended March 31, 2013, compared with the same period last year.  The FC2 average sales price per unit increased 1% compared with the same period last year due to purchaser mix.

Gross profit increased $1,909,202, or 20%, to $11,486,315 for the six months ended March 31, 2013 from $9,577,113 for the six months ended March 31, 2012.  Gross profit for the six months ended March 31, 2013 was 59% of net revenues versus 58% for the same period last year as a result of the improved absorption of manufacturing overhead resulting from increased production volume in the six months ended March 31, 2013.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Cost of sales increased $1,012,085, or 15%, to $7,900,778 on a 16% increase in unit sales in the six months ended March 31, 2013 from $6,888,693 for the same period last year.

Operating expenses decreased $102,008, or 2%, to $4,528,594 for the six months ended March 31, 2013 from $4,630,602 for the six months ended March 31, 2012.  The decrease is primarily due to a reduction in incentive compensation expense as the Company accrued for higher incentive target thresholds in fiscal 2012, partially offset by greater legal and consulting expenses and increased spending on education and training.

Operating income for the six months ended March 31, 2013, was $6,957,721 versus operating income of $4,946,511 in the same period last year, an increase of $2,011,210, or 41%.  The increase is primarily due to higher unit sales.

Interest, net and other income for the six months ended March 31, 2013 was $276,733, an increase of $276,121 from the same period in fiscal year 2012, when interest, net and other income was $612.  The increase is primarily due to the distribution upon demutualization of an insurance carrier.  The impact of foreign currency transactions for the six months ended March 31, 2013 was a loss of $66,893 compared to a loss of $84,529 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $15.7 million and $10.4 million at March 31, 2013 and 2012, respectively.

The Company's net income increased $2,461,142, or 54%, to $7,025,515 in the six months ended March 31, 2013 from net income of $4,564,373 in the same period of the prior year, as a result of the factors discussed above. Net income was 36% and 28% of net revenues for the six months ended March 31, 2013 and 2012, respectively.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from FC2, its sole current product. While management believes the global potential for FC2 is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 139 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 Female Condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention and family planning programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 Female Condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention and family planning organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $5.0 million in the six months ended March 31, 2013, which included a negative impact of changes in operating assets and liabilities of $(2.7) million, compared with $5.1 million in the six months ended March 31, 2012, which included a negative impact of changes in operating assets and liabilities of $(0.2) million.

The increase in the change in operating assets and liabilities for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 is primarily due to the change in the accrual for incentive compensation.

Accounts receivable increased from $7.3 million at September 30, 2012 to $7.4 million at March 31, 2013.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 66 days.  Over the past five years, the Company’s bad debt expense has been less than .01% of product sales.

Inventory increased from $1.5 million at September 30, 2012 to $2.5 million at March 31, 2013, The increase is primarily due to the Company building finished goods inventory to improve lead times and award free product earned as announced at the London Summit.

Beginning February 16, 2010, through March 31, 2013, the Company has paid 13 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012.  The other 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013.  The Company paid cash dividends of approximately $3.5 million ($0.06 per share) and $2.8 million ($0.05 per share) during the six months ended March 31, 2013 and 2012, respectively.

On March 27, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share, a 17% increase over the previously quarterly dividend rate.  The Company will pay, from its cash on hand, approximately $2.0 million pursuant to the dividend on May 8, 2013 to stockholders of record as of May 1, 2013.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

At March 31, 2013, the Company had working capital of $12.6 million and stockholders’ equity of $25.9 million compared to working capital of $8.0 million and stockholders’ equity of $17.3 million as of March 31, 2012.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2012, the Company entered into the Loan Agreement with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2013. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70% to 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0% at March 31, 2013) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either March 31, 2013 or September 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company has had a Stock Repurchase Program since January 2007.  The Stock Repurchase Program currently authorizes a total of 3 million shares to be acquired through December 31, 2013.  From the program’s onset through March 31, 2013, the total number of shares repurchased by the Company is 2,011,954.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008, the Company's board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  During the three months ended March 31, 2013 and 2012, private repurchase transactions were 18,125 and 0 shares, respectively, and open market repurchase transactions were 10,000 and 0 shares, respectively. For the six months ended March 31, 2013 and 2012, private repurchase transactions were 43,125 and 1,000 shares, respectively, and open market repurchase transactions were 10,000 and 0 shares, respectively.

Issuer Purchases of Equity Securities	Details of Treasury Stock Purchases to Date through March 31, 2013
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Aggregate Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2007 – September 30, 2012	1,958,829	$3.41	1,958,829	1,041,171
October 1, 2012 – October 31, 2012	-	-	1,958,829	1,041,171
November 1, 2012 – November 30, 2012	-	-	1,958,829	1,041,171
December 1, 2012 – December 31, 2012	25,000	7.12	1,983,829	1,016,171
Quarterly Subtotal	25,000	7.12	25,000
January 1, 2013 – January 31, 2013	-	-	1,983,829	1,016,171
February 1, 2013 – February 28, 2013	-	-	1,983,829	1,016,171
March 1, 2013 – March 31, 2013	28,125	6.90	2,011,954	988,046
Quarterly Subtotal	28,125	6.90	28,125
Six Months Subtotal	53,125	7.00	53,125
Total	2,011,954	$3.50	2,011,954	988,046

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).
10.1	Consulting Agreement dated as of January 1, 2013 between The Female Health Company and Donna Felch. (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (7)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2013.

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

THE FEMALE HEALTH COMPANY

DATE: May 2, 2013

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: May 2, 2013

/s/ Michele Greco
Michele Greco, Vice President and
Chief Financial Officer