Form 10-Q
period 2013-06-30
FEMALE HEALTH CO
filed 2013-08-01
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-13602

The Female Health Company
(Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State of Incorporation)	(I.R.S. Employer Identification No.)

515 N. State Street, Suite 2225 Chicago, IL	60654
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2013, the registrant had 28,684,889 shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2013	September 30, 2012
Current Assets:
Cash	$11,878,170	$5,290,780
Restricted cash	52,267	4,682
Accounts receivable, net	926,098	7,268,917
Income tax receivable	-	27,369
Inventory, net	2,816,369	1,458,199
Prepaid expenses and other current assets	558,140	624,268
Deferred income taxes	2,152,000	2,152,000
TOTAL CURRENT ASSETS	18,383,044	16,826,215

Other Assets	126,800	122,336

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,780,432	4,292,702
Construction in progress	27,796	268,765
Less accumulated depreciation and amortization	(2,588,219)	(2,211,591)
Plant and equipment, net	2,220,009	2,349,876

Deferred Income Taxes	11,148,000	11,148,000

TOTAL ASSETS	$31,877,853	$30,446,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,377,668	$1,775,327
Accrued expenses and other current liabilities	1,370,066	1,095,732
Accrued compensation	2,053,912	2,964,812
Accrued dividend	16,495	24,570
TOTAL CURRENT LIABILITIES	4,818,141	5,860,441

Deferred rent	72,838	90,902
Deferred grant income	64,027	82,650
Deferred income taxes	189,723	194,244
TOTAL LIABILITIES	5,144,729	6,228,237

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Class A, Series 1	-	-
Convertible preferred stock, Class A, Series 3	-	-
Convertible preferred stock, Class B	-	-
Common stock	306,968	305,500
Additional paid-in-capital	67,346,170	66,760,907
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(33,294,260)	(35,594,455)
Treasury stock, at cost	(7,044,235)	(6,672,243)
TOTAL STOCKHOLDERS’ EQUITY	26,733,124	24,218,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,877,853	$30,446,427

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2013	2012

Product sales	$7,280,498	$8,656,390
Royalty income	-	-
Net revenues	7,280,498	8,656,390

Cost of sales	3,537,418	3,362,654

Gross profit	3,743,080	5,293,736

Operating expenses	2,653,184	2,485,690

Operating income	1,089,896	2,808,046

Non-operating (expense) income:
Interest, net and other (expense) income	(767)	301
Foreign currency transaction (loss) gain	(33,280)	15,235
Total non-operating (expense) income	(34,047)	15,536

Income before income taxes	1,055,849	2,823,582

Income tax expense	328,938	273,839

Net income	$726,911	$2,549,743

Basic earnings per common share outstanding	$0.03	$0.09

Basic weighted average common shares outstanding	28,381,923	27,554,290

Diluted earnings per common share outstanding	$0.03	$0.09

Diluted weighted average common shares outstanding	28,750,679	29,101,092

Cash dividends declared per common share	-	-

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,
	2013	2012

Product sales	$26,667,591	$25,100,475
Royalty income	-	21,721
Net revenues	26,667,591	25,122,196

Cost of sales	11,438,196	10,251,347

Gross profit	15,229,395	14,870,849

Operating expenses	7,181,778	7,116,292

Operating income	8,047,617	7,754,557

Non-operating income (expense):
Interest, net and other income	275,966	913
Foreign currency transaction loss	(100,173)	(69,294)
Total non-operating income (expense)	175,793	(68,381)

Income before income taxes	8,223,410	7,686,176

Income tax expense	470,984	572,060

Net income	$7,752,426	$7,114,116

Basic earnings per common share outstanding	$0.27	$0.26

Basic weighted average common shares outstanding	28,368,212	27,530,445

Diluted earnings per common share outstanding	$0.27	$0.25

Diluted weighted average common shares outstanding	28,726,565	29,017,821

Cash dividends declared per common share	$0.19	$0.16

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$7,752,426	$7,114,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418,352	341,755
Amortization of deferred income from grant	(18,623)	(18,623)
Interest added to certificate of deposit	-	(252)
Share-based compensation	573,538	656,147
Deferred income taxes	(4,521)	(613)
Loss on disposal of fixed assets	940	12,628
Changes in operating assets and liabilities	4,034,586	927,405
Net cash provided by operating activities	12,756,698	9,032,563

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(47,585)	3
Proceeds from certificate of deposit	-	64,127
Capital expenditures	(289,425)	(505,724)
Net cash used in investing activities	(337,010)	(441,594)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(371,992)	(59,001)
Dividends paid on common stock	(5,460,306)	(4,481,694)
Payments on capital lease obligations	-	(13,037)
Net cash used in financing activities	(5,832,298)	(4,553,732)

Net increase in cash	6,587,390	4,037,237
Cash at beginning of period	5,290,780	4,249,324

CASH AT END OF PERIOD	$11,878,170	$8,286,561

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$207,391	$574,547

Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$189,644	$179,723
Dividends payable	8,170	14,420
Fixed asset additions in accounts payable	-	158,938

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

Operating results for the three and nine months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2012.

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

FC2 is currently sold or available in either or both commercial (private sector) and public health sector markets in 143 countries. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India, for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2013 and 2012, and is recognized in the period in which the sale is made by HLL.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 58 days. Over the past five years, the Company’s bad debt expense has been less than 0.05% of product sales.  The balance in the allowance for doubtful accounts was $68,694 at June 30, 2013 and $41,625 at September 30, 2012.

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

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $33,280 and $100,173 for the three and nine months ended June 30, 2013, respectively, compared to a gain of $15,235 and loss of $69,294 for the three and nine months ended June 30, 2012, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2012 consolidated financial statements have been reclassified to conform to the June 30, 2013 presentation.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Denominator:
Weighted average common shares outstanding – basic	28,381,923	27,554,290	28,368,212	27,530,445
Net effect of dilutive securities
Options	169,080	1,191,381	158,677	1,134,225
Warrants	-	62,171	-	59,901
Unvested restricted shares	199,676	293,250	199,676	293,250
Total net effect of dilutive securities	368,756	1,546,802	358,353	1,487,376
Weighted average common shares outstanding – diluted	28,750,679	29,101,092	28,726,565	29,017,821
Income per common share – basic	$0.03	$0.09	$0.27	$0.26
Income per common share – diluted	$0.03	$0.09	$0.27	$0.25

All the outstanding warrants, stock options, and unvested restricted shares were included in the computation of diluted net income per share for the three and nine months ended June 30, 2013 and 2012.

NOTE 3 - Inventory

Inventory consists of the following components at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Raw material	$1,068,925	$523,201
Work in process	85,730	57,102
Finished goods	1,695,141	927,706
Inventory, gross	2,849,796	1,508,009
Less: inventory reserves	(33,427)	(49,810)
Inventory, net	$2,816,369	$1,458,199

NOTE 4 – Line of Credit

On August 1, 2013, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0% at June 30, 2013) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either June 30, 2013 or September 30, 2012.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of June 30, 2013, 842,108 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three and nine months ended June 30, 2013 or 2012.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the three and nine months ended June 30, 2013, was $0, and was approximately $15,000 and $60,000 for the three and nine months ended June 30, 2012, respectively.

During the nine months ended June 30, 2013, 36,250 stock options were exercised using the cashless exercise option available under the plan which entitled the holders to 28,172 shares of common stock.  The intrinsic value of the options exercised was $272,000.  During the nine months ended June 30, 2012, 193,750 stock options were exercised using the cashless exercise option available under the plan which entitled the holders to 116,915 shares of common stock.  The intrinsic value of the options exercised was $510,000.

The following table summarizes the stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding and Exercisable At 6/30/2013	Wghted. Avg. Remaining Life (years)	Wghted. Avg. Exercise Price	Aggregate Intrinsic Value
Total	240,000	4.33	$ 2.64	$ 1,732,000

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $9.86 per share as of the last business day of the period ended June 30, 2013.  As of June 30, 2013, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.  The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the three and nine months ended June 30, 2013 and 2012, was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that contain vesting provisions or provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 64,676 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2013. The fair value of the awards granted was approximately $471,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock in  September 2013 through May 2016, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three and nine months ended June 30, 2013.

The Company granted a total of 54,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2012. The fair value of the awards granted was approximately $227,000. All such shares of restricted stock vest and all such shares must be issued pursuant to promises to issue common stock by September 2014, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.  There were 2,500 shares of restricted stock that were forfeited during the three and nine months ended June 30, 2012.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $180,000 and $573,000 for the three and nine months ended June 30, 2013, respectively, $176,000 of which was included in accrued expenses at the nine months then ended since the related shares had not yet been issued at June 30, 2013.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and nine months ended June 30, 2012 was approximately $189,000 and $596,000, respectively, of which $178,000 was included in accrued expenses at June 30, 2012.  This compensation expense was included in operating expenses on the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2013 and 2012. As of June 30, 2013, there was approximately $423,000, representing approximately 65,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of one year.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants during the three and nine months ended June 30, 2013 or 2012.  During the nine months ended June 30, 2013, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  There were no warrants exercised during the nine months ended June 30, 2012.  As of June 30, 2013, there are no outstanding warrants.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1 million shares of its common stock could be purchased during the subsequent 12 months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3 million shares through the period ending December 31, 2013.  From the program’s onset through June 30, 2013, the total number of shares repurchased by the Company is 2,011,954.  The total number of shares that may yet be purchased under the program is 988,046. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. During the three months ended June 30, 2013, there were no private repurchase transactions and no open market repurchase transactions. For the nine months ended June 30, 2013, 53,125 shares were repurchased.  Of those private repurchase transactions were 43,125 shares for $304,694 and open market repurchase transactions were 10,000 shares for $67,298. During the three months ended June 30, 2012, 10,000 shares were repurchased.  Of those there were no private repurchases transactions and open market repurchase transactions were 10,000 shares for $54,311.  During the nine months ended June 30, 2012, 11,000 shares were repurchased.  Of those private repurchase transactions were 1,000 shares for $4,690 and open market repurchase transactions were 10,000 shares for $54,311.

Issuer Purchases of Equity Securities	Details of Treasury Stock Purchases to Date through June 30, 2013
Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Cost of Treasury Stock

January 1, 2007 – September 30, 2012	1,958,829	$3.41	$6,672,243
October 1, 2012 – October 31, 2012	-	-	-
November 1, 2012 – November 30, 2012	-	-	-
December 1, 2012 – December 31, 2012	25,000	7.12	178,000
Quarterly Subtotal	25,000	7.12	178,000
January 1, 2013 – January 31, 2013	-	-	-
February 1, 2013 – February 28, 2013	-	-	-
March 1, 2013 – March 31, 2013	28,125	6.90	193,992
Quarterly Subtotal	28,125	6.90	193,992
April 1, 2013 – April 30, 2013	-	-	-
May 1, 2013 – May 28, 2013	-	-	-
June 1, 2013 – June 30, 2013	-	-	-
Quarterly Subtotal	-	-	-
Nine Months Subtotal	53,125	7.00	371,992
Total	2,011,954	$3.50	$7,044,235

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers For The Nine Months Ended				Long-Lived Assets As of
	June 30,				June 30,	September 30,
	2013		2012		2013	2012
South Africa	$5,421	(2)	$3,792	(1)	$-	$-
Brazil	4,480	(1)	6,720	(1)	-	-
Nigeria	2,878	(1)	*		-	-
United States	1,987		1,792		161	175
Congo	1,706		*		-	-
United Kingdom	*		*		187	220
India	*		*		50	67
Malaysia	*		*		1,949	2,010
Other	10,196		12,818		-	-
	$26,668		$25,122		$2,347	$2,472

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

As of June 30, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $24,641,000 and $12,363,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $64,260,000 as of June 30, 2013, which can be carried forward indefinitely to be used to offset future U.K. taxable income. With the increasing demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. federal tax losses have a net loss carryforward limitation of twenty years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of June 30, 2013.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and nine months ended June 30, 2013 and 2012, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Income tax expense at statutory rates	$359,000	$960,000	$2,796,000	$2,613,000
State income tax, net of federal benefits	67,000	177,000	516,000	482,000
Effect of AMT expense	10,000	39,000	26,000	84,000
Non-deductible expenses	1,000	2,000	8,000	5,000
Effect of lower income tax rates on foreign income	(45,631)	(188,971)	(812,772)	(639,657)
Utilization of NOL carryforwards	(549,542)	(784,219)	(1,803,834)	(2,138,683)
Increase (decrease) in valuation allowance	487,111	69,029	(258,410)	166,400
Income tax expense	$328,938	$273,839	$470,984	$572,060

Note 10 – Dividends

Beginning February 16, 2010, through June 30, 2013, the Company has paid 14 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 1 was paid at a quarterly rate per share of $0.07 on May 8, 2013.  The Company paid cash dividends of approximately $5.5 million and $4.5 million during the nine months ended June 30, 2013 and 2012, respectively.

On July 15, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share.  The Company will pay, from its cash on hand, approximately $2.0 million pursuant to the dividend on August 7, 2013 to stockholders of record as of July 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-initiated product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 392 million FC1 and FC2 Female Condoms.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2. FC2 is currently the only FDA approved and marketed product controlled by women that prevents STIs, including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STIs (including HIV/AIDS) and unintended pregnancy.  FC2 does not compete with the male condom; it provides an alternative to either unprotected sex or male condom usage.

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

FC2, the Company’s second generation Female Condom, has basically the same physical design, specifications, safety and efficacy profile as FC1.  Manufactured from a nitrile polymer formulation that is exclusive to the Company, FC2 can be produced more economically than the first generation product, FC1, which was made from a more costly raw material (polyurethane).   FC2 consists of a soft, loose fitting sheath and two rings: an external ring of rolled nitrile and a loose internal ring, made of flexible polyurethane. FC2’s soft sheath lines the vagina, preventing skin-to-skin contact during intercourse.  Its external ring remains outside the vagina, partially covering the external genitalia. The internal ring is used for insertion and helps keep the device in place during use.

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

DISEASE PREVENTION

The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women 15 to 44 years of age.  According to the WHO, in 2010 worldwide more than half of all the adults living with HIV were women and almost 50 percent of all new adult cases of HIV/AIDS were women. In the United States the Centers for Disease Control and Prevention (CDC) and FDA both list heterosexual sex as the most common method of HIV transmission in women.

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

The Condom Market

The global male condom market (public and private sector) is estimated to be $3 billion annually. The global public health sector market for male condoms is estimated to be greater than 10 billion units annually.  The private sector market for male condoms is estimated at 3 billion units annually.  The United Nations Joint Programme on HIV/AIDS (“UNAIDS”) estimates that the annual public health sector demand for condoms, both male and female, will reach 19 billion units by 2015.

The FC2 Female Condom and the Male Condom

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2.  FC2 is currently the only FDA approved and marketed product controlled by women that prevents STIs including HIV/AIDS. Used consistently and correctly, it provides women dual protection against STIs (including HIV/AIDS) and unintended pregnancy.  FC2 does not compete with the male condom; it provides an alternative to either unprotected sex or to male condom usage.

Strategy

The Company’s strategy is to fully develop global markets for the FC2 Female Condom for both contraception and STI prevention. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the United States Agency for International Development (USAID), UNAIDS, country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical support and assist with its customers’ prevention and family planning programs. As announced during the July 2012 London Summit on Family Planning, the Company has pledged to significantly increase its global educational and training investment over the next six years.

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

Commercial Markets - Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market directly to consumers in 16 countries, including the United States, Brazil, Spain, France, and the United Kingdom. These agreements are generally exclusive for a single country. Under these agreements, the Company sells FC2 to the distributor partners, who market and distribute the product to consumers in the established territory.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other government agencies which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the United States, FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  As of June 30, 2013, FC2 was available in 1,351 locations in New York City, as compared to 947 at June 30, 2012; including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

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

Manufacturing Facilities

The Company leases 16,000 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  In fiscal 2012, expansion of the facility’s manufacturing capacity by 20 percent to approximately 100 million units annually was begun. The expansion was completed in October 2012, when the new lines went into production.  The cost was approximately $700,000, which was funded internally.

The Company’s India-based FC2 end-stage production capacity for supply to the Indian market is located at a facility owned by its exclusive distributor, HLL in the Cochin Special Export Zone. In December 2007, production began at that facility which has a capacity of 7.5 million units per year.

FHC’s total FC2 production capacity is approximately 100 million units annually.  The Company is currently reviewing options to expand its manufacturing capacity.

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

The Company believes that FC2’s PMA and FDA classification as a Class III medical device creates a significant barrier to entry in the U.S. market. The Company estimates that it would take a minimum of four to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

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

The Company’s facility may also be subject to inspection by UNFPA, USAID, and country specific ministries of health.

The Company believes there are no material issues or material costs associated with the Company’s compliance with environmental laws related to the manufacture and distribution of FC2.

Competition

The Company's FC2 Female Condom participates in the same market as male condoms; however, it is not seen as directly competing with male condoms. Rather, studies show that providing FC2 is additive in terms of prevention and choice. Male condoms cost less and have brand names that are more widely recognized than FC2. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

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

In 2005, the Company initiated approval of a second generation Female Condom, FC2, which had been developed to:

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

From its introduction in March 2007 through June 30, 2013, approximately 217 million FC2 Female Condoms have been distributed in 143 countries. Since the last shipments of FC1 were produced and sold in October 2009, all units sold have been FC2.  To date, the Company has sold approximately 392 million FC1 and FC2 Female Condoms.

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

FC2 is currently available in 143 countries. A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STIs and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

During the seven year period from fiscal 2005 through fiscal 2012, the average annual compound growth rate of unit sales of Female Condoms (FC1 and FC2) has been 23.7 percent.

Details of the quarterly unit sales for the last five fiscal years are listed below:

	2013	2012	2011	2010	2009
October 1 – December 31	17,114,630	15,166,217	6,067,421	9,527,700	7,955,204
January 1 – March 31	16,675,035	13,945,320	8,905,099	12,960,496	10,298,728
April 1 – June 30	12,583,460	15,198,960	5,922,334	2,606,802	10,345,898
July 1 - September 30	-	17,339,500	11,977,716	13,824,264	11,592,770
Total	46,373,125	61,649,997	32,872,570	38,919,262	40,192,600

Revenues.  Most of the Company's revenues are derived from sales of FC2 Female Condoms, and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing the Company’s intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears as royalty income on the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2013 and 2012, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning. The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. The Company's three largest customers currently are UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project, and Sekunjalo Investments Corporation (PTY) Ltd., the Company’s distributor in the RSA.  In the United States, FC2 is sold to city and state public health clinics as well and to not-for-profit organizations such as Planned Parenthood.

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

The Company's operating expenses include costs for promotion, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the next six years in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company's operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training. The Company expects to invest approximately $2.3 million on education and training during fiscal 2013.  The Company believes that increased spending on education and training will expand the market for FC2.  In connection with the London Summit, the Company implemented a volume purchasing incentive program to award major public sector purchasers with FC2 Female Condoms equal to 5 percent of their total annual units purchased, at no cost to such purchasers. The initial entitlement to 5 percent no-cost product was based on FC2 units purchased during the initial six-month period from the start of the program on July 1, 2012 through December 31, 2012.  Future entitlements to 5 percent no-cost product will be determined on a calendar year basis beginning with the year ending December 31, 2013. The Company will reserve for the cost of the 5 percent no-cost product as a cost of sales, which may affect the Company's gross margin.  The Company believes that such no-cost product awards will assist in educating and training, making new users aware of FC2 and providing an incentive for increased unit sale volumes from major purchasers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

The Company had net revenues of $7,280,498 and net income of $726,911, or $0.03 per diluted share, for the three months ended June 30, 2013 compared to net revenues of $8,656,390 and net income of $2,549,743, or $ 0.09 per diluted share, for the three months ended June 30, 2012.

Net revenues decreased $1,375,892, or 16%, on a 17% decrease in unit sales for the three months ended June 30, 2013, compared with the same period last year.  The FC2 average sales price per unit increased 2% compared with the same period last year.

Cost of sales increased $174,764, or 5%, to $3,537,418 on a 17% decrease in unit sales in the three months ended June 30, 2013 from $3,362,654 for the same period last year.  An 11.6% decrease in material costs due to lower unit sales was offset by increased costs as a result of an investment for storage materials due to increased inventory, additional quality control testing to conform to the requirements of a major customer and the Company's volume purchasing incentive program which was not in effect in the prior year quarter.

Gross profit decreased $1,550,656, or 29%, to $3,743,080 for the three months ended June 30, 2013 from $5,293,736 for the three months ended June 30, 2012.  Gross profit for the three months ended June 30, 2013 is 51% of net revenues versus 61% for the same period last year.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Operating expenses increased $167,494, or 7%, to $2,653,184 for the three months ended June 30, 2013 from $2,485,690 for the three months ended June 30, 2012.  The increase is primarily due to an increase in the stock price which is used in computing the incentive compensation expense.

Operating income for the three months ended June 30, 2013, was $1,089,896 versus operating income of $2,808,046 in the same period last year, a decrease of $1,718,150, or 61%.  The decrease is primarily due to lower unit sales, the reduction of gross margins and an increase in the stock price which is a basis in computing the incentive compensation expense.

Interest, net and other expense for the three months ended June 30, 2013 was $767, a decrease of $1,068 from the same period in fiscal year 2012, when interest, net and other income was $301.    The impact of foreign currency transactions for the third quarter of fiscal 2013 was a loss of $33,280 compared to a gain of $15,235 for the same period last year.

The Company's net income decreased $1,822,832, or 71%, to $726,911 in the three months ended June 30, 2013 from net income of $2,549,743 in the same period of the prior year, as a result of the factors discussed above. Net income was 10% and 29% of net revenues for the three months ended June 30, 2013 and 2012, respectively.

NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO NINE MONTHS ENDED JUNE 30, 2012

The Company had net revenues of $26,667,591 and net income of $7,752,426, or $0.27 per diluted share, for the nine months ended June 30, 2013 compared to net revenues of $25,122,196 and net income of $7,114,116, or $ 0.25 per diluted share, for the nine months ended June 30, 2012.

Net revenues increased $1,545,395, or 6%, on a 5% increase in unit sales for the nine months ended June 30, 2013, compared with the same period last year.  The FC2 average sales price per unit increased 1% compared with the same period last year due to customer mix.

Cost of sales increased $1,186,849, or 12%, to $11,438,196 on a 5% increase in unit sales in the nine months ended June 30, 2013 from $10,251,347 for the same period last year.  This increase is primarily attributable to the cost of the Company’s volume purchasing incentive program and certain costs due to increased inventory.

Gross profit increased $358,546, or 2%, to $15,229,395 for the nine months ended June 30, 2013 from $14,870,849 for the nine months ended June 30, 2012.  Gross profit for the nine months ended June 30, 2013 was 57% of net revenues versus 59% for the same period last year primarily due to the cost of the Company’s volume purchasing incentive program.

Significant quarter to quarter variations result from time to time due to the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Operating expenses increased $65,486, or 1%, to $7,181,778 for the nine months ended June 30, 2013 from $7,116,292 for the nine months ended June 30, 2012.

Operating income for the nine months ended June 30, 2013, was $8,047,617 versus operating income of $7,754,557 in the same period last year, an increase of $293,060, or 4%.

Interest, net and other income for the nine months ended June 30, 2013 was $275,966, an increase of $275,053 from the same period in fiscal year 2012, when interest, net and other income was $913.  The increase is primarily due to the distribution upon demutualization of an insurance carrier.  The impact of foreign currency transactions for the nine months ended June 30, 2013 was a loss of $100,173 compared to a loss of $69,294 for the same period last year.  Beginning October 1, 2009, both the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency and began to report their financial results in U.S. dollars.  The subsidiaries' adoption of the U.S. dollar as their functional currency reduces the Company’s exposure to foreign currency risk.  Assets located outside the United States totaled approximately $15.0 million and $12.4 million at June 30, 2013 and 2012, respectively.

The Company's net income increased $638,310, or 9%, to $7,752,426 in the nine months ended June 30, 2013 from net income of $7,114,116 in the same period of the prior year, as a result of the factors discussed above. Net income was 29% and 28% of net revenues for the nine months ended June 30, 2013 and 2012, respectively.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from FC2, its sole current product. While management believes the global potential for FC2 is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 143 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of the FC2 Female Condoms in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention and family planning programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute the FC2 Female Condom or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention and family planning organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $12.8 million in the nine months ended June 30, 2013, which included a positive impact of changes in operating assets and liabilities of $4.0 million, compared with $9.0 million in the nine months ended June 30, 2012, which included a positive impact of changes in operating assets and liabilities of $0.9 million.

The increase in the changes in operating assets and liabilities for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012 is primarily due to a reduction in accounts receivable, partially offset by an increase in inventories.

Accounts receivable decreased from $7.3 million at September 30, 2012 to $0.9 million at June 30, 2013.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 58 days.  Over the past five years, the Company’s bad debt expense has been less than 0.05% of product sales.

Inventory increased from $1.5 million at September 30, 2012 to $2.8 million at June 30, 2013.  This increase is primarily due to the Company building inventory to improve lead times and provide no-cost product pursuant to the Company’s volume purchasing incentive program.

Beginning February 16, 2010, through June 30, 2013, the Company has paid 14 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 1 was paid at a quarterly rate per share of $0.07 on May 8, 2013.  The Company paid cash dividends of approximately $5.5 million and $4.5 million during the nine months ended June 30, 2013 and 2012, respectively.

On July 15, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share.  The Company will pay, from its cash on hand, approximately $2.0 million pursuant to the dividend on August 7, 2013 to stockholders of record as of July 31, 2013.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

At June 30, 2013, the Company had working capital of $13.6 million and stockholders’ equity of $26.7 million compared to working capital of $10.4 million and stockholders’ equity of $20.0 million as of June 30, 2012.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2013, the Company entered into the Loan Agreement with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70% to 80% of eligible accounts receivable plus 50% of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0% at June 30, 2013) plus 0.5%. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either June 30, 2013 or September 30, 2012.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013.

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

THE FEMALE HEALTH COMPANY

DATE: August 1, 2013

/s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

DATE: August 1, 2013

/s/ Michele Greco
Michele Greco, Vice President and
Chief Financial Officer