Form 10-K
period 2013-09-30
FEMALE HEALTH CO
filed 2013-12-03
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Large accelerated filer ☐      Accelerated filer ☑
Non-accelerated file ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2013, was approximately $159.6 million based on the per share closing price as of March 28, 2013 quoted on the NASDAQ Capital Market for the registrant’s common stock, which was $7.24.

There were 28,726,092 shares of the registrant’s common stock, $0.01 par value per share outstanding at November 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2014 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “The Female Health Company,” “FHC” and the “Company” mean The Female Health Company and its subsidiaries collectively, unless the context indicates another meaning, and the term "common stock" means shares of our common stock, par value of $0.01 per share.

THE FEMALE HEALTH COMPANY

FORM 10-K

SEPTEMBER 30, 2013

FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning. These statements are based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, and are made as of the date of this report.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those described under the caption "Risk Factors" in Item 1A. of this report.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

PART I

Item 1. Business

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom (“FC2”).  FC2 is the only currently available female-controlled product, approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (“WHO”) for purchase by U.N. agencies, that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by the FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device.

FC2 Female Condom provides women dual protection against STIs, including HIV/AIDS, and unintended pregnancy.  Because FC2’s primary usages are for disease prevention and family planning, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, significant customers have included large global agencies, such as the United Nations Population Fund (“UNFPA”), the United States Agency for International Development (“USAID”), through its facilitator, John Snow, Inc., and Sekunjalo Investments Corporation (PTY) Ltd (“Sekunjalo”), the Company’s distributor in the Republic of South Africa (“RSA”).  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations (“NGOs”).

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

In the past few years, the Company’s business model, which includes high gross margins, modest capital expenditures and low expense requirements compared to production volumes, has permitted the Company to sustain profitable operations without debt and maintain dividend payments during periods of delayed orders. Continuation of these accomplishments in the future periods will be contingent on a number of factors, including the degree and period of sales volatility and the strength of global demand for the Company’s product.

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

Company History

The female condom was invented by a Danish physician who obtained a U.S. patent for FC1 in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited (“Chartex”). In the years that followed, Chartex, with resources provided by a Danish entrepreneur and a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Wisconsin Pharmacal Company, Inc. (“Wisconsin Pharmacal”, the Company's predecessor) owned certain rights to the female condom in the U.S., Canada and Mexico. Wisconsin Pharmacal pursued the pre-clinical and clinical studies and overall development of the product, necessary for U.S. FDA approval and worldwide distribution of the product.

The Female Health Company is the successor to Wisconsin Pharmacal, a company which manufactured and marketed disparate specialty chemical and branded consumer products. Wisconsin Pharmacal was originally incorporated in 1971.

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

The FDA approved FC1 for distribution in the U.S. in 1993 and approved the Company's U.K. FC1 manufacturing facility in 1994. In 2005, the Company completed development of a second generation Female Condom, FC2, with the following objectives:

1.	Expand access to female-controlled prevention by offering a more affordable product
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

FC2 was approved by the FDA as a Class III medical device on March 10, 2009.  In addition to FDA approval, FC2 has been approved by other regulatory agencies, including the European Union, India and Brazil.  Based on a rigorous scientific review, WHO agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies in 2006.

Since FC2’s introduction in March 2007 through September 30, 2013, approximately 225 million FC2’s have been distributed in 143 countries. It is sold directly to consumers in 16 countries.  Since the first FDA approval in 1993, the Company has sold approximately 400 million Female Condoms (FC1 and FC2).

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and prevention of STIs, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, UNFPA, USAID, the United Nations Joint Programme on HIV/AIDS (“UNAIDS”), country-specific health ministries and NGOs, and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical support and assist with its customers’ prevention and family planning programs. As announced during the July 2012 London Summit on Family Planning in London England (the “London Summit”), the Company has pledged to significantly increase its global education and training investment over the period from 2013 through 2018.

The Company’s first generation product, FC1, was produced from a costly raw material, polyurethane, in a labor intensive manufacturing process in London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation product, FC2.  The second generation product is made from a less costly raw material, a nitrile polymer. FC2’s production process is more efficient and less labor and capital intensive than that of FC1, making it less costly to produce.  Its price is now approximately 30 percent less than FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in fiscal 2007.  Since October 2009, all of the Company’s unit sales have been FC2.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to both reduce the price to the public health sector and increase its gross margin.

Since the product’s primary market is currently the public health sector, the Company incurs minimal sales and marketing expense.  Thus, as the demand for FC2 continues to grow in the public health sector, the Company’s operating expenses may grow at a much lower rate than that of volume.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2.  FC2 is currently the only FDA approved and marketed female-controlled product  that prevents STIs, including HIV/AIDS. Used consistently and correctly, FC2 provides women dual protection against STIs, including HIV/AIDS, and unintended pregnancy.  FC2 does not compete with the male condom; it provides an alternative to either unprotected sex or male condom usage.

An economic analysis of the cost effectiveness of an FC2 HIV/AIDS prevention program conducted by Dr. David Holtgrave, the chairman of the Department of Health Behavior and Society at the Johns Hopkins Bloomberg School of Public Health was featured in the March 26, 2012  issue of AIDS and Behavior.  The study showed that the Washington, D.C. FC2 prevention program, a public-private partnership to provide and promote FC2, prevented enough HIV infections in the first year alone to save over $8 million in avoided future medical care costs (over and above the cost of approximately $445,000 for the program).  This means that for every dollar spent on the program, there was a cost savings of nearly $20.  In the article Dr. Holtgrave concluded, “These results clearly indicate that delivery of, and education about, Female Condoms is an effective HIV prevention intervention and an outstanding public health investment.”  Washington, D.C. began its program in 2010 to fight a disease that is at epidemic levels.  At least 3 percent of Washington, D.C. residents have HIV or AIDS, a prevalence rate that is the highest of any U.S. city.

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

FC2 has basically the same physical design, specifications, safety and efficacy profile as FC1.  Manufactured from a nitrile polymer formulation that is exclusive to the Company, FC2 is produced more economically than FC1, which was made from a more costly raw material, polyurethane.   FC2 consists of a soft, loose fitting sheath and two rings: an external ring of rolled nitrile and a loose internal ring, made of flexible polyurethane, FC2’s soft sheath lines the vagina, preventing skin-to-skin contact during intercourse.  Its external ring remains outside the vagina, partially covering the external genitalia. The internal ring is used for insertion and helps keep the device in place during use.

FC2’s primary raw material, a nitrile polymer, offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users (7 percent to 20 percent of the population) who are unable to use male condoms without irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer.  FC2 is pre-lubricated, disposable and recommended for use during a single sex act.  FC2 is not reusable.

FC2 received FDA approval as a Class III medical device on March 10, 2009, and has been available in the U.S. since August 2009.  In addition to FDA approval, FC2 has been approved by other regulatory agencies, including the European Union, India and Brazil.  Based on a rigorous scientific review, WHO agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies in 2006.

Global Market Potential

Because FC2 offers a woman dual protection against both unintended pregnancy and STIs, including HIV/AIDS, its market encompasses both family planning and disease prevention.

Disease Prevention.  The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women 15 to 44 years of age.  According to WHO, in 2010 worldwide more than half of all the adults livings with HIV were women and almost 50 percent of all new adult cases of HIV/AIDS were women. In the United States the Centers for Disease Control and Prevention (CDC) and FDA both list heterosexual sex as the most common method of HIV transmission in women.

For sexually active couples, male condoms and FC2 are the only barrier methods approved by the FDA for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   Based on the complexities of such research, a viable prevention alternative is unlikely to be available in the foreseeable future.  To date, it is clear that condoms, male and female, continue to play a key role in the prevention of STIs, including HIV/AIDS.  FC2, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STIs, including HIV/AIDS, and unintended pregnancy.

In the U.S., the CDC continues to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  Women of color comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.

In 2009, the CDC lists the rate of new HIV infection for black women as approximately 15 times the rate for white women in the United States. In 2009, in the United States, it is estimated that one in 32 black women would be diagnosed with HIV in her lifetime, compared to the one in 526 incidence rate amongst white women.

The CDC estimates there are 19 million new STIs in the U.S. each year. It is also estimated that over 24,000 women each year in the U.S. lose the ability to conceive or carry a pregnancy to term due to undiagnosed or untreated STIs. In March 2008, the CDC announced that a study indicated that 26 percent of female adolescents in the U.S. have at least one of the most common STIs.  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STIs among adolescent women in the U.S.  In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex. Among these girls, the STI prevalence was 40 percent.

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

On September 24, 2013, the U.K. Government announced it was donating $1.5 billion over a 3 year period to the Global Fund for HIV/AIDS, TB and Malaria treatment and prevention.

Contraception.  The feminization of HIV/AIDS has increased the relevance of FC2 for the prevention of unintended pregnancies as well as disease prevention.  Unintended pregnancy may result in maternal and infant death, babies with HIV/AIDS, AIDS orphans and increased health care costs.

On July 11, 2012, World Population Day, the U.K. Government and the Bill and Melinda Gates Foundation held the London Summit.  It was an invitation only meeting attended by public health officials, government officials, and private sector companies that supply contraceptives and related products.  The primary goal of the London Summit was to increase access to contraceptives to an additional 120 million poor women in 69 developing countries by 2020.  Achievement of this goal will reduce maternal and infant immortality, HIV/AIDS babies and orphans and health care costs.

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

FHC announced a Public/Private Partnership program to support the goal to provide contraceptives to an additional 120 million women by 2020.  FHC’s program includes the following:

•	Aggregate annual FC2 purchases from all major public sector buyers each year to establish volume-based unit pricing for the succeeding year.
•	Award major public sector purchasers with FC2 equal to 5 percent of their total annual units purchased, at no cost to such purchasers.
•	Invest up to $14 million over the period from 2013 through 2018 in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.

The Company believes achievement of the London Summit’s goals will increase the market for contraceptives over the long-term.  It also believes it will increase the market for the female condom, as it is the only female-controlled product that provides dual protection against unintended pregnancy and STIs including HIV/AIDS.

On September 28, 2013, The Global Poverty Project in partnership with the Cotton On Foundation sponsored a concert in Central Park in New York, which included a number of celebrities. Attendance was estimated to be 60,000 and the concert was streamed worldwide. The mission of the Global Citizens Group is to end extreme poverty. It has a number of private sector partners.  At the Central Park concert FHC was recognized as a lead partner in the It Takes Two Campaign, a global awareness campaign whose goal is to increase awareness and support for the London Summit’s goals.

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

The Company’s facility may also be subject to inspection by UNFPA, USAID, and county specific ministries of health.

Significant Customers

Because FC2 provides dual protection against both STIs, including HIV/AIDS, and unintended pregnancy, it is an integral part of both HIV/AIDS prevention and family planning programs throughout the world.  These programs are typically supplied by global public health sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves.  Within the global public health sector are large global agencies such as UNFPA, USAID, DFID (U.K.’s Department for International Development), PSI (Population Services International) and other social marketing groups, various government health agencies and NGOs.  The Company’s most significant customers are either global public health sector agencies, country specific ministries of health or those who facilitate their purchases and/or distribution.

The Company's three largest customers currently are UNFPA, USAID and Sekunjalo.  UNFPA accounted for 62 percent of unit sales in fiscal 2013, 40 percent of unit sales in fiscal 2012, and 25 percent of unit sales in fiscal 2011.  USAID accounted for less than 10 percent of unit sales in fiscal 2013, 25 percent of unit sales in fiscal 2012, and 26 percent of unit sales in fiscal 2011.  Sekunjalo accounted for less than 10 percent of unit sales in fiscal 2013, 20 percent of unit sales in 2012 and less than 10 percent of unit sales in fiscal 2011. No other single customer accounted for more than 10 percent of unit sales in fiscal 2013, 2012 or 2011.

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

In the U.S., FHC is conducting two test programs to reach young consumers: The FC2 Mobile Engagement Program and The FC2 College Campus Program.  The objective is to create awareness and sexual health knowledge that results  in online/in store retail purchasing by young women and men.  Education and training are the key content elements for these programs, similar to the public sector.

•
The FC2 Mobile Engagement Program is currently targeted to the following five cities where FHC has established community support through its partnership with women’s and public health groups in conducting Public Sector Programs: Washington D.C., Chicago, Atlanta, Houston and San Francisco.

•
Earlier this year FHC initiated The FC2 College Campus Program.  Colleges were contacted and advised that they could apply to participate in an on-campus FC2 Program.  If accepted, FHC would provide a mini-grant ($50-$500) and related education and training materials to help start an on-campus program.  Grants would be awarded based on a schools intention to (1) raise awareness of FC2 on campus, (2) increase access to FC2 on-campus and (3) enhance students’ capacity to effectively and accurately use FC2.  Colleges also had the option (alternate to the mini-grant application) of completing FHC’s Online Training Program or participating in a centrally located multi-institution training session located in a central city.  The pilot regions for The FC2 College Campus Program were determined through selection of the following four American College Health Associations Regional Affiliates: New England, New York, South and South West College Health Associations.  In total 30 colleges were chosen to receive grants for The FC2 College Campus Program, including Colgate University, Tulane University and Duke University plus student groups from institutions such as Boston College.

Relationships and Agreements with Public Health Sector Organizations

The Company’s customers are primarily large global agencies, NGOs, ministries of health and other government agencies which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.  The Company offers uniform, volume-based pricing to such agencies, rather than entering into long-term supply agreements. In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.

FC2 is being distributed as part of New York City’s Female Condom Education and Distribution Project being conducted by the Bureau of HIV/AIDS Prevention and Control.  As of September 30, 2013, FC2 was available in 1,436 locations in New York City, as compared to 1,001 at September 30, 2012, including both community based organizations and the N.Y.C. Department of Health and Mental Hygiene units.

Los Angeles/LA County initiated a condom distribution program similar to the New York City program. Program locations receive training and are supplied male and female condoms for free distribution to the general public. It is anticipated the number of sites providing female condoms will increase similarly to New York City.

The Company, in collaboration with the National Female Condom Coalition (“NFCC”), is encouraging FC2 usage through city-specific programs as well as other coordinated efforts.  To make “train the trainer” education broadly available, the Company introduced its FC2 On-line Training Program in March 2012. The NFCC support of the female condom was evidenced by its initiation of the first-ever Global Female Condom Day on September 12, 2012.

The NFCC and the Universal Access to Female Condoms (UAFC) sponsored the second annual Global Female Condom Day on September 16, 2013. Celebrations were held worldwide, and many such celebrations highlighted FC2.

FHC has partnered with Ogilvy Public Relations to develop a Media Relations Toolkit and Webinar for the NFCC, which focuses on best practices for media relations in order to improve partner community impact via traditional and social media.

Employees

As of November 29, 2013, the Company had 132 full-time employees, including 11 located in the U.S., 12 in the U.K., 105 in Malaysia and 4 in other countries to implement training and programs, and 2 part-time employees, including 1 located in the U.S. and 1 in Malaysia. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.  In Malaysia,  a significant proportion of direct labor is supplied by a contracted work force.

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC2.  The Company has not incurred environmental expenses in fiscal 2013, 2012 or 2011, nor does it anticipate environmental expenses in the foreseeable future.

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

FHC’s total FC2 production capacity is approximately 100 million units annually.  The Company is currently reviewing options to expand its manufacturing capacity.  The Company will consider manufacturing in other locations as the demand for FC2 develops.

Competition

FC2 participates in the same market as male condoms; however, it is not seen as directly competing with male condoms. Rather, studies show that providing FC2 is additive in terms of prevention and choice. Male condoms cost less and have brand names that are more widely recognized than FC2. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. It is possible that other female condoms may receive FDA approval or complete the WHO prequalification process or may otherwise compete with FC2.

Patents and Trademarks

FC2 patents have been issued by the United States, Europe, Canada, Australia, South Africa, the People’s Republic of China,  Japan, Mexico and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.  Further, the European patent for FC2 has been validated in the following countries: Austria, Belgium, Bulgaria, Switzerland, Republic of Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Romania, Sweden, Slovenia, Slovakia, and Turkey.  The patents cover the key aspects of FC2, including its overall design and manufacturing process.  In addition, patent applications for FC2 are pending in a number of other countries around the world.  There can be no assurance that pending patent applications provide the Company with protection against copycat products entering markets during the pendency of the applications.

The Company has a registration for the trademark “FC2 Female Condom” in the United States.  Furthermore, the Company has filed applications or secured registrations in 40 countries or jurisdictions around the world to protect the various names and symbols used in marketing FC2.  These encompass 14 different trademarks, including "femidom," "femy," "Reality" and others.  In addition, the experience that has been gained through years of manufacturing its Female Condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further protect its competitive position.

Backlog

Unfilled product orders totaled $2,940,710 at November 29, 2013 and $11,382,572 at November 30, 2012.  Unfilled orders materially fluctuate from quarter-to-quarter, and the amount at November 29, 2013 includes orders with requested delivery dates later in fiscal 2014. The Company expects current unfilled orders to be filled during fiscal 2014.

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

We expect to derive virtually all of our future revenues from sales of our only product, FC2.  The ultimate level of demand for FC2 is uncertain, and we may not be able to grow our business if demand for FC2 does not increase.  We also depend on public sector agencies around the world to continue to include FC2 in their STI prevention and family planning programs; and on our commercial sector distribution partners to successfully market and distribute FC2.  A decline in demand for FC2 would reduce our net revenues and profitability.

Our business may be affected by contracting risks with government and other international health agencies.

Our customers are primarily large international agencies and government health agencies which purchase and distribute FC2 for use in family planning and HIV/AIDS prevention programs.  Sales to such agencies may be subject to government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts, process errors, politics or other pressures, and the risk that contracts may be subject to cancellation, delay or restructuring.  These contracting risks may cause significant quarter-to-quarter variations in our operating results and could adversely affect our net revenues and profitability.  Budget issues and spending cuts affecting government health agencies may also adversely affect demand for our product and our net revenues.

We depend on three major customers for a significant portion of our net revenues.

The Company's three largest customers currently are UNFPA, USAID and Sekunjalo.  UNFPA accounted for 62 percent of unit sales in fiscal 2013, 40 percent of unit sales in fiscal 2012, and 25 percent of unit sales in fiscal 2011.  USAID accounted for less than 10 percent of unit sales in fiscal 2013, 25 percent of unit sales in fiscal 2012, and 26 percent of unit sales in fiscal 2011.  Sekunjalo accounted for less than 10 percent of unit sales in fiscal 2013, 20 percent of unit sales in 2012 and less than 10 percent of unit sales in fiscal 2011.  An adverse change in our relationship with our largest customers could have a material adverse effect on our net revenues and profitability.

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

Because we manufacture FC2 in a leased facility located in Malaysia, a portion of our operating costs are denominated in a foreign currency.  While a material portion of our future sales of FC2 are likely to be in foreign markets, all sales of FC2 are denominated in U.S. dollars.  Manufacturing costs are subject to normal currency risks associated with fluctuations in the exchange rate of the Malaysian ringgit (MYR) relative to the U.S. dollar.  Historically, we have not hedged our foreign currency risk.

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

FC2 is subject to regulation by the FDA under the Food, Drug and Cosmetic Act, and by foreign regulatory agencies.  Under the Food, Drug and Cosmetic Act, medical devices must receive FDA clearance before they can be sold.  FDA regulations also require us to adhere to "Good Manufacturing Practices," which include testing, quality control and documentation procedures.  Our compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA and foreign regulatory agencies.  If we fail to comply with applicable regulations, we could:

•	be fined or exposed to civil or criminal liability;
•	face suspensions of clearances, seizures or recalls of products or operating restrictions;

•	receive negative publicity; or
•	be prohibited from selling our product in the U.S. or in foreign markets.

Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

If the recent decline in general economic conditions in the U.S. and other global markets in which we operate continues, or if consumers fear that economic conditions will continue to decline, consumers may reduce expenditures for products such as our product.  Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability or other factors affecting economic conditions generally.  These changes may negatively affect the sales of our product, increase the cost and decrease the availability of financing, or increase costs associated with producing and distributing our product.  In addition, a substantial portion of the sales of FC2 are made in the public market to government agencies, including USAID and other government agencies around the world.  Worsening economic conditions as well as budget deficits and austerity measures may cause pressures on government budgets and result in a reduction in purchases of FC2 from us by governmental agencies.

Because our product faces significant competition from other products, including other female condoms as well as the male condom, we may not be able to achieve anticipated growth levels or profit margins.

We may be unable to compete successfully against current and future competitors, and competitive pressures could have a negative effect on our net revenues, cash flows and profit margins.  Some parties have developed and marketed female condoms, although only one such product has WHO pre-clearance and none of these female condoms have been approved by the FDA.  It is also possible that other parties will develop a female condom.  These products, if developed, could be distributed by companies with greater financial resources and customer contacts than us.  In addition, there are a number of other products currently marketed which have a higher degree of accepted efficacy for preventing pregnancy than does the female condom.  These products include male condoms, birth control pills, and Depo Provera.  However, other than FC2, only the latex male condom is generally recognized as being efficacious in preventing both unintended pregnancies and STIs.  Companies manufacturing these competing products are generally much larger than we are and have access to significantly greater resources than we do.  In addition, FC2 is generally sold at prices comparatively greater than the price of the latex male condom.  Accordingly, FC2 will not be able to compete with the latex male condom solely on the basis of price.

Sales of our product fluctuate, which causes our operating results to vary from quarter-to-quarter.

Sales of our product fluctuate based upon demand from our commercial partners and the public sector and the nature of government procurement processes.  Historically, our net revenues and profitability have varied from quarter–to-quarter due to such buying patterns.  Quarterly variations in operating results may cause us to fail to meet our earnings guidance or market expectations for our operating results and may tend to depress our stock price during such quarters.

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

We rely on our patented and other proprietary technology relating to FC2.  The actions taken by us to protect our proprietary rights may not be adequate to prevent imitation of our product, processes or technology.  We cannot assure you that our proprietary technology will not become known to competitors, or that others will not independently develop a substantially equivalent or better female condom that does not infringe on our intellectual property rights, or will not challenge or assert rights in, and ownership of, our patents and other proprietary rights.

A limited number of our shareholders can exercise substantial influence over our company.

As of November 29, 2013, our directors and executive officers and their affiliates beneficially owned in the aggregate approximately 25.3 percent of the outstanding shares of our common stock.  If these shareholders were to vote together as a group, they would have the ability to exert significant influence over our Board of Directors and policies.  For instance, these shareholders would be able to exert a significant influence over the outcome of all shareholder votes, including votes concerning director elections, amendments to our articles of incorporation and possible mergers, corporate control contests and other significant corporate transactions.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60654.  The lease expires October 31, 2016.  The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located in Wood Dale, IL for storage and distribution of FC2.   In June 2010, the Company entered a new lease agreement for 6,400 square feet of office space located in London, England.  The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015.  The Company manufactures and warehouses FC2 within a leased facility with 16,000 sq. ft. of production space, in Selangor D.E., Malaysia.  The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the U.K. based “notified body”, which is responsible for CE and ISO accreditation. The lease currently has an expiration date of September 1, 2016 and is renewable at the option of the Company for an additional three year term. The Company’s Malaysian production capacity is approximately 100 million units annually. In February 2012, the Company extended the lease for 11,000 square feet of warehouse space in Selangor, Malaysia.  The lease term is two years, beginning March 1, 2012 and ending on February 29, 2014.  The lease terms include an option by the Company to extend the lease for an additional year.

Item 3. Legal Proceedings.

The Company is not currently involved in any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Capital Market under the symbol "FHCO".  The approximate number of record holders of our common stock at November 29, 2013 was 293.  In January 2010, the Board of Directors adopted a quarterly cash dividend policy and declared the first cash dividend in the Company's history, which was paid in February 2010.  In total, the Board has declared sixteen quarterly dividends, the most recent of which was paid in November 2013.  All dividends have been paid from the Company's cash on hand.  Any future quarterly dividends and the record date for any such dividend will be considered each quarter by the Company's Board of Directors and announced by the Company.  Payment of future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.  Under the Company's credit facility with Heartland Bank, dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders' equity of not more than 1:1.  Information regarding the high and low reported closing prices for our common stock and dividends paid on our common stock for the quarters indicated is set forth in the table below.

	QUARTERS
	FIRST	SECOND	THIRD	FOURTH
2013 Fiscal Year
Price per common share – High	$8.00	$7.87	$9.94	$9.88
Price per common share – Low	$6.20	$6.59	$7.14	$8.59
Dividends paid	$0.06	$0.06	$0.07	$0.07

2012 Fiscal Year
Price per common share – High	$4.69	$5.49	$5.95	$7.30
Price per common share – Low	$3.70	$4.58	$5.07	$5.59
Dividends paid	$0.05	$0.05	$0.06	$0.06

Stock Repurchase Program

The Company has had a Stock Repurchase Program in effect since January 2007.  The Stock Repurchase Program currently authorizes a total of 3,000,000 shares to be acquired through December 31, 2013. From the program’s onset through September 30, 2013, the total number of shares repurchased by the Company is 2,014,454.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  Private repurchase transactions for fiscal 2013, 2012 and 2011 were 45,625, 34,000 and 5,750 shares, respectively.  Open market repurchase transactions for fiscal 2013, 2012, and 2011 were 10,000, 10,000, and 0 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2013:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May yet be Purchased Under the Program
January 1, 2007 – June 30, 2013	2,011,954	$3.49	2,011,954	988,046
July 1, 2013– July 31, 2013	—	—	2,011,954	988,046
August 1, 2013– August 31, 2013	—	—	2,011,954	988,046
September 1, 2013– September 30, 2013	2,500	9.47	2,014,454	985,546
Quarterly Subtotal	2,500	9.47	2,500
Total	2,014,454	$3.51	2,014,454	985,546

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on September 30, 2008 in each of The Female Health Company, the NASDAQ Composite Index and NASDAQ Health Care Index.  All values assume reinvestment of the pre-tax value of dividends paid by FHC and the companies included in the indices, and are calculated as of September 30 each year.  The historical stock price performance of FHC is not necessarily indicative of future stock performance.

	9/08	9/09	9/10	9/11	9/12	9/13

The Female Health Company	100.00	165.85	173.66	143.13	261.26	372.23
NASDAQ Composite	100.00	103.76	116.52	120.44	157.60	195.67
NASDAQ Health Care	100.00	99.08	100.89	105.27	151.32	212.86

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K.  The Consolidated Statement of Income Data for the years ended September 30, 2013, 2012 and 2011, and the Consolidated Balance Sheet Data as of September 30, 2013 and 2012, are derived from the Consolidated Financial Statements included elsewhere in this report.  The Consolidated Statement of Income Data for the years ended September 30, 2010 and 2009, and the Consolidated Balance Sheet Data as of September 30, 2011, 2010 and 2009, are derived from Consolidated Financial Statements that are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	Year ended September 30,
Condensed Consolidated Statement of Income Data:	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net revenues	$31,457	$35,034	$18,565	$22,222	$27,543

Cost of sales	13,953	14,413	8,700	9,297	14,026

Gross profit	17,504	20,621	9,865	12,925	13,518

Operating expenses	7,714	9,681	6,570	8,576	8,800

Operating income	9,790	10,940	3,295	4,349	4,718

Non-operating income (expense)	144	(148)	(63)	(125)	332

Income before income taxes	9,934	10,792	3,232	4,224	5,050

Income tax benefit	(4,409)	(4,507)	(2,167)	(2,513)	(1,485)

Net income	14,343	15,299	5,399	6,737	6,535
Preferred dividends, Class A, Series 3	-	-	-	-	80
Net income attributable to common stockholders	$14,343	$15,299	$5,399	$6,737	$6,456

Net income per basic common share outstanding	$0.51	$0.55	$0.20	$0.25	$0.25
Basic weighted average common shares outstanding	28,377	27,694	27,287	26,981	25,652
Net income per diluted common share outstanding	$0.50	$0.53	$0.19	$0.24	$0.24
Diluted weighted average common shares outstanding	28,726	28,933	28,971	28,545	27,807
Cash dividends declared per share	$0.26	$0.22	$0.20	$0.15	$0.00

	Year ended September 30,
Condensed Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents	$8,922	$5,296	$4,318	$2,924	$2,915
Working capital	13,629	10,966	7,454	9,853	9,209
Total assets	35,170	30,446	19,443	18,368	18,540
Accumulated deficit	(28,715)	(35,594)	(44,697)	(44,544)	(47,143)
Long-term obligations	125	174	209	145	192
Total stockholders' equity	$31,403	$24,218	$16,753	$16,132	$12,954

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company manufactures, markets and sells FC2.  FC2 is the only currently available female-controlled product approved by the FDA that provides dual protection against unintended pregnancy and STIs, including HIV/AIDS.

Because FC2’s primary usages are for disease prevention and family planning, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have included large global agencies, such as UNFPA and USAID.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and NGOs.

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

During fiscal 2011, the Company's unit shipments, revenues and net income were adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and RSA. Significant orders for both countries were received in the first quarter of fiscal 2012. The 20 million unit order received for shipment to Brazil was the largest order in the Company’s history. Receipt of these orders positively impacted fiscal 2012 results.

During the eight year period from fiscal 2005 through fiscal 2013, the average annual compound growth rate of unit sales of Female Condoms (FC1 and FC2) was 18.7 percent.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2013	2012	2011	2010	2009
October 1 – December 31	17,114,630	15,166,217	6,067,421	9,527,700	7,955,204
January 1 – March 31	16,675,035	13,945,320	8,905,099	12,960,496	10,298,728
April 1 – June 30	12,583,460	15,198,960	5,922,334	2,606,802	10,345,898
July 1 – September 30	8,386,800	17,339,500	11,977,716	13,824,264	11,592,770
Total	54,759,925	61,649,997	32,872,570	38,919,262	40,192,600

Revenues.  Most of the Company's revenues are derived from sales of FC2, and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing the Company’s intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears in net revenues on the Audited Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning.  The Company's three largest customers currently are UNFPA, USAID, Sekunjalo.  UNFPA accounted for 62 percent of unit sales in fiscal 2013, 40 percent of unit sales in fiscal 2012, and 25 percent of unit sales in fiscal 2011.  USAID accounted for less than 10 percent of unit sales in fiscal 2013, 25 percent of unit sales in fiscal 2012, and 26 percent of unit sales in fiscal 2011.  Sekunjalo accounted for less than 10 percent of unit sales in fiscal 2013, 20 percent of unit sales in 2012 and less than 10 percent of unit sales in fiscal 2011.  No other single customer accounted for more than 10 percent of unit sales in fiscal 2013, 2012 or 2011.  In the U.S., FC2 is sold to city and state public health clinics as well as to not-for-profit organizations such as Planned Parenthood.

Because the Company manufactures FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in the U.S. dollar. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency, further reducing the Company’s foreign currency risk.

Expenses.  The Company manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make the FC2, principally a nitrile polymer.  Indirect product costs include logistics, quality control and maintenance expenses, as well as costs for helium, nitrogen, electricity and other utilities.  All of the key components for the manufacture of FC2 are essentially available from multiple sources.

The Company's operating expenses include costs for promotion, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the period from 2013 through 2018 in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company's operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training.  The Company believes that increased spending on education and training will expand the market for FC2.  In connection with the London Summit, the Company implemented a volume purchasing incentive program to award major public sector purchasers with FC2 equal to 5 percent of their total annual units purchased, at no cost to such purchasers. The initial entitlement to 5 percent no-cost product was based on FC2 units purchased during the initial six-month period from the start of the program on July 1, 2012 through December 31, 2012.  Future entitlements to 5 percent no-cost product will be determined on a calendar year basis beginning with the year ending December 31, 2013. The Company will reserve for the cost of the 5 percent no-cost product as a cost of sales, which may affect the Company's gross margin.  The Company believes that such no-cost product awards will assist in educating and training, making new users aware of FC2 and providing an incentive for increased unit sale volumes from major purchasers.

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Operating Highlights.   The Company had net revenues of $31,456,778 during fiscal 2013, compared to $35,033,897 in fiscal 2012. The Company’s fiscal 2013 unit sales were 11 percent lower than fiscal 2012 due to the receipt and shipment of large orders from Brazil and the RSA in fiscal 2012.  The average sales price of FC2 increased 1 percent in fiscal 2013 from fiscal 2012.

The Company generated cash flow from operations of $11,793,081 for fiscal 2013 compared to $10,356,054 for fiscal 2012.

The Company had net income of $14,342,598, or $0.50 per diluted share, in fiscal 2013 compared to net income of $15,299,321, or $0.53 per diluted share, in fiscal 2012.

During fiscal 2013, the Company continued to pay quarterly dividends, raising the quarterly dividend rate from $0.06 per share to $0.07 per share mid-year. The Company remains debt free.

Results of Operations. The Company had net revenues of $31,456,778 and net income of $14,342,598, or $0.50 per diluted share, in fiscal 2013, compared to net revenues of $35,033,897 and net income of $15,299,321, or $0.53 per diluted share, in fiscal 2012.  Net revenues decreased $3,577,119, or 10 percent, in fiscal 2013 compared to prior fiscal year.  Results in fiscal 2012 were in part impacted by the receipt of Brazil and RSA orders delayed from fiscal 2011.  This catch up factor did not repeat in fiscal 2013 negatively impacting the comparison to fiscal 2012.

Cost of sales decreased $460,464, or 3 percent, to $13,952,420 in fiscal 2013 from $14,412,884 in fiscal 2012. The decrease is primarily due to a reduction in material costs due to lower sales units partially offset by increased costs as a result of an investment for storage materials due to increased inventory, additional quality control testing to conform to the requirements of a major customer and the Company’s volume purchasing incentive program.

Gross profit decreased $3,116,655, or 15 percent, to $17,504,358 in fiscal 2013 from $20,621,013 in fiscal 2012. Gross profit as a percentage of net revenues decreased to 56 percent in fiscal 2013 from 59 percent in fiscal 2012.

Advertising expenses increased $168,769 to $221,718 in fiscal 2013 from $52,949 in fiscal 2012. The increase is due to the expansion of the U.S. training and education program.

Selling, general and administrative expenses decreased $2,135,091 to $7,493,043 in fiscal 2013 from $9,628,134 in fiscal 2012. The decrease was primarily due to a reduction in incentive payments partially offset by increased spending in education and training and consulting expenses.

Total operating expenses decreased $1,966,322 to $7,714,761 in fiscal 2013 from $9,681,083 in fiscal 2012.

The Company's operating income decreased $1,150,333 to $9,789,597 in fiscal 2013 from $10,939,930 in fiscal 2012. The decrease is primarily due to the lower unit sales.

The Company recorded non-operating income of $144,257 in fiscal 2013 compared to non-operating expense of $147,907 in fiscal 2012. The increase is primarily due to the distribution upon demutualization of an insurance carrier.  The impact of the foreign currency transactions was a loss of $101,288 in fiscal 2013 compared to a loss of $148,269 in fiscal 2012.

An entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carryforward will be utilized before expiration.  Management believes that the Company’s recent and projected future growth and profitability has made it more likely than not that the Company will utilize a portion of its net operating loss carryforwards in the future. The Company recorded a deferred tax benefit in the amount of $5.3 million during fiscal 2013 compared to $4.9 million for fiscal 2012 as a result of the decrease in the valuation allowance on these assets.

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Operating Highlights.   The Company had net revenues of $35,033,897 during fiscal 2012, compared to $18,565,102 in fiscal 2011. The Company’s fiscal 2012 unit sales were 88 percent higher than fiscal 2011 due to increased volume and several large orders from major customers during fiscal 2012.  During fiscal 2011, the Company's unit shipments, revenues and net income were adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and the RSA. Significant orders for both countries were received in the first quarter of fiscal 2012.   The average sales price of FC2 increased 1 percent in fiscal 2012 from fiscal 2011.

The Company generated cash flow from operations of $10,356,054 for fiscal 2012 compared to $6,968,155 for fiscal 2011.

The Company had net income of $15,299,321, or $0.53 per diluted share, in fiscal 2012 compared to net income of $5,399,051, or $0.19 per diluted share, in fiscal 2011.

During fiscal 2012, the Company continued to pay quarterly dividends, raising the quarterly dividend rate from $0.05 per share to $0.06 per share mid-year. The Company remained debt free.

Results of Operations. The Company had net revenues of $35,033,897 and net income of $15,299,321, or $0.53 per diluted share, in fiscal 2012, compared to net revenues of $18,565,102 and net income of $5,399,051, or $0.19 per diluted share, in fiscal 2011.  Net revenues increased $16,468,795, or 89 percent, in fiscal 2012 compared to the prior fiscal year, as a result of higher unit sales. In fiscal 2012 and fiscal 2011, net revenues included royalties of $21,721 and $49,011, respectively, earned from licensing intellectual property to the Company’s exclusive distributor in India, HLL.

Gross profit increased $10,755,823, or 109 percent, to $20,621,013 in fiscal 2012 from $9,865,190 in fiscal 2011. Gross profit as a percentage of net revenues increased to 59 percent in fiscal 2012 from 53 percent in fiscal 2011.  The increase in gross profit was the result of higher unit sales which improved the absorption of fixed overhead costs.

Cost of sales increased $5,712,972, or 66 percent, to $14,412,884 in fiscal 2012 from $8,699,912 in fiscal 2011. The increase is due to higher volume.

Advertising expenses increased $20,091 to $52,949 in fiscal 2012 from $32,858 in fiscal 2011. The increase is due to the expansion of the U.S. training and education program.

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

An entity is able to recognize a tax benefit for current or past losses when it can demonstrate that the tax loss carryforward will be utilized before expiration.  Management believes that the Company’s recent and projected future growth and profitability has made it more likely than not that the Company will utilize a portion of its net operating loss carryforwards in the future. The Company recorded a deferred tax benefit in the amount of $4.9 million during fiscal 2012 compared to $2.5 million for fiscal 2011 as a result of the decrease in the valuation allowance on these assets.

Liquidity and Sources of Capital

We generally fund our operations and working capital needs through cash generated from operations.  Our operating activities generated cash of $11.8 million in fiscal 2013, $10.4 million in fiscal 2012, and $7.0 million in fiscal 2011.  The increase of $1.4 million in cash generated from operating activities in fiscal 2013 as compared to fiscal 2012 was primarily due to the decrease in the amount of outstanding accounts receivable at year end and the reduction in incentive payments.  In fiscal 2013, investing activities consumed about $0.3 million for the purchase of fixed assets related to the expansion of the Company’s Malaysian facility.  Financing activities used a net of $7.8 million, most of which was used to pay quarterly cash dividends.  The increase of $3.4 million in cash generated from operating activities in fiscal 2012 as compared to fiscal 2011 was primarily due to the increase in revenues partially offset by the increase of accounts receivable.  In fiscal 2012, investing activities consumed about $0.7 million for the purchase of fixed assets related to the expansion of the Company’s Malaysian facility.  Financing activities used a net of $8.7 million, most of which was used to pay quarterly cash dividends and tax withholding in connection with cashless stock option exercises where the option holders’ surrendered shares to satisfy their withholding obligations.

At September 30, 2013, the Company had working capital of $13.6 million and stockholders' equity of $31.4 million compared to working capital of $11.0 million and stockholders' equity of $24.2 million as of September 30, 2012.

Since the Company’s Board of Directors instituted a quarterly cash dividend program in January 2010, the Company has paid a total of 16 consecutive dividends, the most recent of which was paid on November 6, 2013.  The first 9 quarterly dividends were paid at the rate of $0.05 per share through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013 and 3 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through November 6, 2013.  A cumulative total of $25.3 million has been paid since the program’s initiation.

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

On August 1, 2013, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at September 30, 2013) plus 0.5 percent The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either September 30, 2013 or 2012.

As of November 29, 2013, the Company had approximately $6.3 million in cash, net trade accounts receivable of $5.6 million and current trade accounts payable of $0.7 million. Presently, the Company has no required debt service obligations.

The following table includes information relating to our contractual obligations as of September 30, 2013 in future fiscal years:

Contractual
Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-	-	-
Operating lease obligations	2,147,677	402,163	444,993	446,542	374,893	376,864	102,222
Purchase obligations	-	-	-	-	-	-	-
Other long-term obligations	-	-	-	-	-	-	-
Total	$2,147,677	$402,163	$444,993	$446,542	$374,893	$376,864	$102,222

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent ten years for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to equity-based awards, and utilization of NOL carryforwards. The effective tax rates, before considering the reversal of the valuation allowance, were 9.0 percent, 3.6 percent and 10.3 percent for fiscal 2013, 2012, and 2011, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Heartland Bank, consisting of a revolving note for up to $2 million with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to a base rate plus 0.5 percent.  As the Company has had no outstanding borrowings in the last five years, it currently has no significant exposure to market risk for changes in interest rates.  Should the Company incur future borrowings under its line of credit, it would be subject to interest rate risk related to such borrowings.

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

Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained on page F-2 of this Annual Report on Form 10-K under the heading "Report of Independent Registered Public Accounting Firm."

Item 9B. Other Information

None.

PART III

Item 10. Directors Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or Before January 28, 2014.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters –Code of Business Ethics” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2014.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Mary Margret Frank (Chairman) and David Bethune.  Currently the Audit Committee only has two members.  On September 18, 2013, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market ("NASDAQ") noting that the Company was no longer in compliance with NASDAQ Marketplace Rule 5605(c)(2), which requires the Company to have at least three independent directors serving on its Audit Committee.  NASDAQ Marketplace Rule 5605(c)(4)(B) provides the Company with a cure period to fill the vacancy on its Audit Committee until the earlier of  the Company's next annual meeting of shareholders or September 9, 2014. The Company's Board plans to name an independent director to serve on the Audit Committee as its third member to cure this deficiency during the cure period.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation and Benefits,” and “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2014.  The information under the subsection "Executive Compensation – Compensation Committee Report" is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2014.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2013, for the Company's equity compensation plans and arrangements. The plans and arrangements dated prior to July 2007 were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.  In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2 million shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan.

			Shares Remaining
	Number of Shares To Be	Weighted-Average	Available For Future
	Issued Upon Exercise Of	Exercise Price Of	Issuance Under Equity
Equity Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity compensation plans approved by shareholders	178,000 (1)	$4.70	1,159,892
Equity compensation plans not approved by shareholders	120,000	$1.37	-
Total	298,000	$3.36	1,159,892

______________
(1)           Includes rights to receive a total of 58,000 shares contingent on continued employment.

The Company's equity compensation plans not approved by shareholders consists of the 1997 Stock Option Plan. Options granted under the 1997 Stock Option Plan are nonqualified stock options under the Internal Revenue Code. Options expire at such time as the Board of Directors determines, provided that no stock option may be exercised later than the tenth anniversary of the date of its grant. Options cannot be exercised until the vesting period, if any, specified by the Board of Directors. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the participant only by him or her. The option price per share is determined by the Board of Directors, but cannot be less than 100 percent of the fair market value of the common stock on the date such option is granted. The 1997 Stock Option Plan expired as of December 31, 2006, thus no further shares can be issued under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2014.  Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2014.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.        Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Income for the Years Ended September 30, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended September 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.        Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.        Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (5)
3.6	Amended and Restated By-Laws of the Company. (6)
4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5).
4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).
10.1	Trademark License Agreement for Reality Trademark. (7)
10.2	1997 Stock Option Plan, as amended. (8)
10.3	Amended and Restated Change of Control Agreement between the Company and O.B. Parrish dated October 1, 2005. (9)
10.4	Amended and Restated Change of Control Agreement between the Company and Mary Ann Leeper dated October 1, 2005. (9)

10.5	Amended and Restated Change of Control Agreement between the Company and Michael Pope dated October 1, 2005. (9)
10.6	Change of Control Agreement between the Company and Michele Greco dated November 9, 2012. (10)
10.7	Letter Agreement dated November 9, 2012 between the Company and Michele Greco. (10)
10.8	First Amendment to Amended and Restated Change of Control Agreement dated as of December 31, 2012 between the Company and O.B. Parrish. (11)
10.9	First Amendment to Amended and Restated Change of Control Agreement dated as of December 31, 2012 between the Company and Mary Ann Leeper. (11)
10.10	Consulting Agreement, dated as of January 1, 2013, between the Company and Donna Felch. (12)
10.11	Employment Agreement between the Company and Mary Ann Leeper dated effective as of May 1, 2006. (13)
10.12	The Female Health Company 2008 Stock Incentive Plan. (14)
10.13	Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan. (15)
10.14	Form of Restricted Stock Grant Agreement for The Female Health Company 2008 Stock Incentive Plan.
10.15	Second Amended and Restated Loan Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (16)
10.16	First Amendment to Second Amended and Restated Loan Agreement, dated as of August 1, 2012, between the Company and Heartland Bank. (17)
10.17	Second Amendment to Second Amended and Restated Loan Agreement, dated as of August 1, 2013, between the Company and Heartland Bank.
10.18	Commercial Security Agreement, dated as of July 20, 2004, between the Company and Heartland Bank. (18)
10.19	First Amendment to Commercial Security Agreement, dated as of July 1, 2010, between the Company and Heartland Bank. (19)
10.20	Second Amendment to Commercial Security Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (16)
10.21	Share Charge, dated as of August 30, 2011, between the Company and Heartland Bank. (20)
21	Subsidiaries of Registrant.
23.1	Consent of McGladrey LLP.
24.1	Power of Attorney (included as part of the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (21)
101
The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

____________

(1)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on October 19, 1999.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on September 21, 2000.

(3)	Incorporated by reference herein to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(4)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(5)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(6)	Incorporated by reference to the Company's Form 8-K filed on May 22, 2013.

(7)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(8)	Incorporated herein by reference to the Company's Form S-8 Registration Statement filed on March 26, 2010.

(9)	Incorporated herein by reference to the Company's September 30, 2005 Form 10-KSB.

(10)	Incorporated herein by reference to the Company's Form 8-K filed on November 9, 2012.

(11)	Incorporated by reference to the Company's December 31, 2012 Form 10-Q.

(12)	Incorporated by reference to the Company's Form 8-K filed on January 7, 2013.

(13)	Incorporated hereby by reference to the Company's Form 8-K/A filed on February 21, 2006.

(14)	Incorporated hereby by reference to the Company's Form 8-K filed on March 31, 2008.

(15)	Incorporated herein by reference to the Company's September 30, 2009 Form 10-K.

(16)	Incorporated by reference to the Company's June 30, 2011 Form 10-Q.

(17)	Incorporated by reference to the Company's September 30, 2012 Form 10-K.

(18)	Incorporated by reference to the Company's March 31, 2010 Form 10-Q.

(19)	Incorporated herein by reference to the Company's June 30, 2010 Form 10-Q.

(20)	Incorporated by reference to the Company’s September 30, 2011 Form 10-K.

(21)
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

Date:  December 3, 2013
THE FEMALE HEALTH COMPANY

BY:          /s/ O.B. Parrish
O.B. Parrish, Chairman and
Chief Executive Officer

BY:          /s/ Michele Greco
Michele Greco, Vice President and
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints O.B. Parrish and Michele Greco, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ O.B. Parrish O.B. Parrish	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 3, 2013

/s/ Mary Ann Leeper Mary Ann Leeper, Ph.D.	Director	December 3, 2013

/s/ Michele Greco Michele Greco	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	December 3, 2013

/s/ William R. Gargiulo	Secretary and Director	December 3, 2013
William R. Gargiulo

/s/ David R. Bethune	Director	December 3, 2013
David R. Bethune

______________________________	Director	December 3, 2013
Stephen M. Dearholt

/s/ Donna Felch	Director	December 3, 2013
Donna Felch

______________________________	Director	December 3, 2013
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 3, 2013
Mary Margaret Frank

______________________________	Director	December 3, 2013
Andrew S. Love

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of September 30, 2013, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report.  See ”Report of Independent Registered Public Accounting Firm,” which appears on page F-2 of this report.

December 3, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Female Health Company

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the three-year period ended September 30, 2013.  We also have audited The Female Health Company and Subsidiaries' internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  The Female Health Company and Subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company and Subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the three-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Female Health Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP
Chicago, Illinois
December 3, 2013

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash	$8,922,430	$5,295,462
Accounts receivable, net of allowance for doubtful accounts of $13,180 for 2013 and $41,625 for 2012	2,362,165	7,268,917
Income tax receivable	78,440	27,369
Inventory, net	2,459,417	1,458,199
Prepaid expenses and other current assets	514,213	624,268
Deferred income taxes	2,552,000	2,152,000
TOTAL CURRENT ASSETS	16,888,665	16,826,215

Other assets	138,458	122,336

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,497,854	3,969,888
Leasehold improvements	323,147	322,814
Construction in progress	—	268,765
Less accumulated depreciation and amortization	(2,726,171)	(2,211,591)
Plant and equipment, net	2,094,830	2,349,876

Deferred income taxes	16,048,000	11,148,000
TOTAL ASSETS	$35,169,953	$30,446,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$904,049	$1,775,327
Accrued expenses and other current liabilities	1,540,457	1,120,302
Accrued compensation	962,693	2,964,812
TOTAL CURRENT LIABILITIES	3,407,199	5,860,441

LONG-TERM LIABILITIES
Deferred rent	66,799	90,902
Deferred grant income	57,819	82,650
Deferred income taxes	235,179	194,244
TOTAL LIABILITIES	3,766,996	6,228,237

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock; no shares issued and outstanding in 2013 or 2012.	—	—
Common Stock, par value $.01 per share; authorized 38,500,000 shares; issued 30,694,843 and 30,550,030 shares, and 28,680,389 and 28,591,201 shares outstanding in 2013 and 2012, respectively.	306,948	305,500
Additional paid-in-capital	67,460,478	66,760,907
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(28,715,040)	(35,594,455)
Treasury stock, at cost	(7,067,910)	(6,672,243)
TOTAL STOCKHOLDERS' EQUITY	31,402,957	24,218,190
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,169,953	$30,446,427

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

	2013	2012	2011

Net revenues	$31,456,778	$35,033,897	$18,565,102

Cost of sales	13,952,420	14,412,884	8,699,912

Gross profit	17,504,358	20,621,013	9,865,190

Operating expenses:
Advertising	221,718	52,949	32,858
Selling, general and administrative	7,493,043	9,628,134	6,536,990
Total operating expenses	7,714,761	9,681,083	6,569,848

Operating income	9,789,597	10,939,930	3,295,342

Non-operating income (expense):
Interest and other income (expense)	245,545	362	(2,109)
Foreign currency transaction loss	(101,288)	(148,269)	(61,258)
Total non-operating income (expense)	144,257	(147,907)	(63,367)

Income before income taxes	9,933,854	10,792,023	3,231,975

Income tax benefit	(4,408,744)	(4,507,298)	(2,167,076)
Net income	$14,342,598	$15,299,321	$5,399,051

Net income per basic common share outstanding	$0.51	$0.55	$0.20

Basic weighted average common shares outstanding	28,376,607	27,693,721	27,287,342

Net income per diluted common share outstanding	$0.50	$0.53	$0.19

Diluted weighted average common shares outstanding	28,726,478	28,933,144	28,971,011

Cash dividends declared per common share	$0.26	$0.22	$0.20

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2013, 2012 and 2011

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2010	$—	29,367,503	$293,675	$67,313,616	$(581,519)	$(44,544,073)	$(6,349,569)	$16,132,130

Share-based compensation	—	281,500	2,815	803,766	—	—	—	806,581
Stock repurchase – Total 5,750 Treasury Shares	—	—	—	—	—	—	(33,063)	(33,063)
Common stock dividends	—	—	—	—	—	(5,552,109)	—	(5,552,109)
Net income and comprehensive income	—	—	—	—	—	5,399,051	—	5,399,051
Balance at September 30, 2011	$—	29,649,003	$296,490	$68,117,382	$(581,519)	$(44,697,131)	$(6,382,632)	$16,752,590

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2013, 2012 and 2011

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2011 (balance forward)	$—	29,649,003	$296,490	$68,117,382	$(581,519)	$(44,697,131)	$(6,382,632)	$16,752,590

Share-based compensation	—	73,250	732	816,746	—	—	—	817,478
Issuance of 10,000 shares of Common Stock upon exercise of warrants	—	10,000	100	12,900	—	—	—	13,000
Issuance of 14,795 shares of Common Stock upon cashless exercise of 18,000 warrants	—	14,795	148	(148)	—	—	—	—
Issuance of 802,982 shares of Common Stock upon cashless exercise of 1,557,750 options	—	802,982	8,030	(2,185,973)	—	—	—	(2,177,943)
Stock repurchase – Total 44,000 Treasury Shares	—	—	—	—	—	—	(289,611)	(289,611)
Common stock dividends	—	—	—	—	—	(6,196,645)	—	(6,196,645)
Net income and comprehensive income	—	—	—	—	—	15,299,321	—	15,299,321
Balance at September 30, 2012	$—	30,550,030	$305,500	$66,760,907	$(581,519)	$(35,594,455)	$(6,672,243)	$24,218,190

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER  2013, 2012 and 2011

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2012 (balance forward)	$—	30,550,030	$305,500	$66,760,907	$(581,519)	$(35,594,455)	$(6,672,243)	$24,218,190

Share-based compensation	—	73,176	731	700,288	—	—	—	701,019
Issuance of 43,465 shares of Common Stock upon cashless exercise of 52,000 warrants	—	43,465	435	(435)	—	—	—	—
Issuance of 28,172 shares of Common Stock upon cashless exercise of 36,250 options	—	28,172	282	(282)	—	—	—	—
Stock repurchase – Total 55,625 Treasury Shares	—	—	—	—	—	—	(395,667)	(395,667)
Common stock dividends	—	—	—	—	—	(7,463,183)	—	(7,463,183)
Net income and comprehensive income	—	—	—	—	—	14,342,598	—	14,342,598
Balance at September 30, 2013	$—	30,694,843	$306,948	$67,460,478	$(581,519)	$(28,715,040)	$(7,067,910)	$31,402,957

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

	2013	2012	2011

OPERATIONS
Net income	$14,342,598	$15,299,321	$5,399,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	556,304	461,447	464,909
Amortization of deferred income from grant - BLCF	(24,831)	(24,831)	(24,831)
Provision for obsolete inventory	(6,662)	128,360	177,726
Provision for bad debts	3,180	42,375	6,036
Interest added to certificate of deposit	—	(252)	(3,223)
Share-based compensation	727,609	842,512	796,453
Deferred income taxes	(5,259,065)	(4,893,933)	(2,464,050)
Loss on disposal of fixed assets	940	11,220	—
Changes in operating assets and liabilities:
Accounts receivable	4,903,572	(5,005,819)	2,149,008
Income tax receivable	(51,071)	(27,369)	28,179
Inventories	(994,556)	439,969	(9,924)
Prepaid expenses and other assets	93,933	(332,977)	(10,618)
Accounts payable	(871,278)	573,531	490,398
Accrued expenses and other current liabilities	(1,627,592)	2,842,500	(30,959)
Net cash provided by operating activities	11,793,081	10,356,054	6,968,155

INVESTING ACTIVITIES
Proceeds from redemption of certificate of deposit	—	64,127	—
Capital expenditures	(302,198)	(718,303)	(46,287)
Net cash used in investing activities	(302,198)	(654,176)	(46,287)

FINANCING ACTIVITIES
Payments on capital lease obligations	—	(13,037)	(12,999)
Proceeds from exercise of common stock warrants	—	13,000	—
Purchases of common stock for treasury shares	(395,667)	(289,611)	(33,063)
Taxes paid in lieu of shares	—	(2,177,943)	—
Dividends paid on common stock	(7,468,248)	(6,192,675)	(5,545,310)
Net cash used in financing activities	(7,863,915)	(8,660,266)	(5,591,372)

Net increase in cash	3,626,968	1,041,612	1,330,496
Cash at beginning of year	5,295,462	4,253,850	2,923,354
CASH AT END OF YEAR	$8,922,430	$5,295,462	$4,253,850

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	345,657	926,434	57,148
Schedule of noncash financing and investing activities:
Dividends payable	12,530	19,320	16,100
Reduction of accrued expense upon issuance of shares	200,088	174,185	221,970
Fixed asset additions in accounts payable at year end	—	124,802	—

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

FC2 is currently sold or available in either or both commercial (private sector) and public health sector markets in 143 countries as compared to 138 countries at September 30, 2012. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding was approximately 54 days. Over the past five years, the Company’s bad debt expense has been less than .01 percent of product sales.

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

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis.  The components of accounts receivable consist of the following at September 30, 2013 and 2012:

	2013	2012

Trade receivables	$2,340,267	$7,246,769
Other receivables	35,078	63,773
Accounts receivable, gross	2,375,345	7,310,542
Less: allowance for doubtful accounts	(13,180)	(41,625)
Accounts receivable, net	$2,362,165	$7,268,917

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are written-off when deemed uncollectible.  The table below sets forth the components of the allowance for doubtful accounts for the years ended September 30:

	Balance at	Provision Charges	Write offs/	Balance at
Year	October 1	to Expenses	Recoveries	September 30
2011	$39,805	$6,036	$(35,841)	$10,000
2012	$10,000	$42,375	$(10,750)	$41,625
2013	$41,625	$3,180	$(31,625)	$13,180

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 1.       Nature of Business and Significant Accounting Policies – continued

Recoveries of accounts receivable previously written-off are recorded when received. The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute the female condom for use in HIV/AIDS prevention and family planning programs. In fiscal year 2013, our significant customer was the United Nations Population Fund (“UNFPA”).  In fiscal year 2012, our significant customers were UNFPA, John Snow, Inc., facilitator of USAID I DELIVER project (“USAID”), and Sekunjalo Investments Corporation (PTY) Ltd (“Sekunjalo”).  In fiscal year 2011, significant customers were USAID and UNFPA.  No other single customer accounted for more than 10 percent of unit sales during those periods.

	Percentage of Unit Sales
Significant Customers	2013	2012	2011
UNFPA	62%	40%	25%
USAID	*	25%	26%
Sekunjalo	*	20%	*
Total Percentage of Unit Sales	62%	85%	51%

_____________________

* Less than 10 percent of unit sales.

Inventory: Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out (FIFO) method. Inventories are also written down for management’s estimates of product which will not sell prior to its expiration date. Write-downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence.

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency. The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries. Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of production of the Company’s first generation product, FC1, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The Company recognized foreign currency transaction losses of $101,288, $148,269 and $61,258 for the years ended September 30, 2013, 2012 and 2011, respectively. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $581,519 as of September 30, 2013 and 2012. Assets located outside of the U.S. totaled approximately $15,000,000 and $14,000,000 at September 30, 2013 and 2012, respectively.

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

Patents and trademarks:   FC2 patents have been issued by the United States, Europe, Canada, Australia, South Africa, the People’s Republic of China,  Japan, Mexico and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.  Further, the European patent for FC2 has been validated in the following countries: Austria, Belgium, Bulgaria, Switzerland, Republic of Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Romania, Sweden, Slovenia, Slovakia, and Turkey.  The patents cover the key aspects of FC2, including its overall design and manufacturing process.  In addition, patent applications for FC2 are pending in a number of other countries around the world.  There can be no assurance that pending patent applications provide the Company with protection against copycat products entering markets during the pendency of the applications.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 1.       Nature of Business and Significant Accounting Policies – continued

The Company has a registration for the trademark “FC2 Female Condom” in the United States.  Furthermore, the Company has filed applications or secured registrations in 40 countries or jurisdictions around the world to protect the various names and symbols used in marketing FC2.  These encompass 14 different trademarks, including "femidom," "femy," "Reality" and others.  In addition, the experience that has been gained through years of manufacturing its Female Condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further protect its competitive position.

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

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2013, 2012 and 2011 of $4,745, $5,277, and $10,929, respectively, are included in selling, general and administrative expenses on the consolidated statements of income.

Restricted cash:  Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer or its provider of funds. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $55,455 and $4,682 for the years ended September 30, 2013 and 2012, respectively, and is included in cash on the accompanying balance sheets.

Revenue recognition:  The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.  The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears in net revenues on the Consolidated Statements of Income, and is recognized in the period in which the sale is made by HLL.  Royalty revenue was $0, $21,721, and $49,011 for the years ended September 30, 2013, 2012, and 2011, respectively, and is included in net revenues on the accompanying income statements.

Deferred grant income:  The Company received grant monies from the British Linkage Challenge Fund (BLCF) to help the Company defray certain expenses and the cost of capital expenditures related to a project.  The underlying project related to the development of a linkage between the U.K. subsidiary and HLL, in India, to do end-stage manufacturing of the Female Condom and develop the market for the product in that country.  The grant received was split between the Company and HLL pro-rata to their respective expenditure on the project. The Company utilized the general precepts of U.S. GAAP and the principles of matching and conservatism to determine how to account for the grant monies received.  The Company also utilized the guidance of International Accounting Standard No. 20 – Accounting for Government Grants and Disclosure of Government Assistance to further support the Company's accounting treatment of the grant received.  The Company allocated its share of the grant monies to capital and expense pro-rata to the respective cost allocated to the project.  Grant proceeds for expenses were credited to income in the quarter incurred.  Grant proceeds for capital expenditure were deferred and released to income in line with the depreciation of the relevant assets.

Share-based compensation: The Company accounts for stock-based compensation expense for equity awards exchanged for employee services over the vesting period based on the grant-date fair value.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 1.       Nature of Business and Significant Accounting Policies – continued

Advertising:  The Company's policy is to expense advertising costs as incurred. Advertising costs were $221,718, $52,949, and $32,858 for the years ended September 30, 2013, 2012 and 2011, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  In fiscal 2013, 2012 and 2011, comprehensive income is equivalent to the reported net income.

Reclassifications: Certain items in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.

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

	Year Ended September 30,
Denominator	2013	2012	2011
Weighted average common shares outstanding - basic	28,376,607	27,693,721	27,287,342
Net effect of dilutive securities:
Options	162,195	913,600	1,243,222
Warrants	—	39,823	59,197
Unvested restricted shares	187,676	286,000	381,250
Total net effect of dilutive securities	349,871	1,239,423	1,683,669
Weighted average common shares outstanding - diluted	28,726,478	28,933,144	28,971,011
Income per common share – basic	$0.51	$0.55	$0.20
Income per common share – diluted	$0.50	$0.53	$0.19

All the outstanding warrants and stock options were included in the computation of diluted net income per share for the years ended September 30, 2013, 2012 and 2011.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 3.       Inventory

The components of inventory consist of the following at September 30, 2013 and 2012:

	2013	2012

Raw material	$868,742	$523,201
Work in process	77,782	57,102
Finished goods	1,554,026	927,706
Inventory, gross	2,500,550	1,508,009
Less: inventory reserves	(41,133)	(49,810)
Inventory, net	$2,459,417	$1,458,199

The change in the inventory reserve for the years ended September 30 is as follows:

	Balance at	Charged to Costs		Balance at
Year	October 1	and Expenses	Write-offs	September 30
2011	$15,464	$177,726	$(117,237)	$75,952
2012	$75,952	$128,360	$(154,502)	$49,810
2013	$49,810	$(6,662)	$(2,015)	$41,133

Note 4.       Revolving Line of Credit

On August 1, 2013, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at September 30, 2013) plus 0.5 percent.  The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either September 30, 2013 or 2012.

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

The Company leases 6,400 square feet of office space located in London, England. The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015 by giving the landlord no less than six months prior notice in writing. The lease requires quarterly payments of approximately $13,500 through December 2011 and quarterly payments of approximately $27,000 from January 2012 through June 2015.  The lease stipulates that after 5 years (June 2015) the principal rent will be reviewed and adjusted to the higher of the principal rent immediately prior to the review date or the market rate. Based on the terms of the lease agreement, the Company was also required to make a security deposit equivalent to six months’ rent (approximately $71,000).

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 5.        Operating Leases and Rental Expense – continued

The Company leases 16,000 square feet of manufacturing space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $13,000 through September 2016 and may be renewed at the option of the Company for an additional three year term.  The Company also leases 11,000 square feet of warehouse space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $4,000 through February 2014 and may be renewed at the option of the Company for an additional one year term.

The Company also leases equipment under a number of lease agreements which expire at various dates through June 2017.  The aggregate monthly rental was $462 at September 30, 2013. Details of operating lease expense, including real estate taxes and insurance, for the years ended September 30, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Factory and office leases	$404,678	$397,073	$414,380
Other	5,541	4,824	5,887
Total	$410,219	$401,897	$420,267

Future minimum payments under leases consist of the following as of September 30, 2013:

Operating
Leases
2014	$402,163
2015	444,993
2016	446,542
2017	374,893
2018	376,864
Thereafter	102,222
Total minimum lease payments	$2,147,677

Note 6.       Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating loss and tax credit carryforwards.

The Company completes a detailed analysis of its deferred income tax valuation allowance on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for the subsequent ten years for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 6.       Income Taxes - continued

Income before income taxes for the years ended September 30, 2013, 2012, and 2011, was taxed by the following jurisdictions.

	2013	2012	2011
Domestic	$7,461,329	$6,290,684	$1,638,572
Foreign	2,472,525	4,501,339	1,593,403
Total	$9,933,854	$10,792,023	$3,231,975

A reconciliation of income tax benefit and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the years ended September 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Income tax expense at statutory rates	$3,378,000	$3,669,000	$1,099,000
State income tax, net of federal benefits	623,000	677,000	192,000
Non-deductible expenses	129,000	5,000	(12,000)
Effect of AMT expense	116,644	41,000	28,178
Effect of lower foreign income tax rates	(395,441)	(688,093)	(221,501)
Effect of change in U.K. tax rate	(159,000)	(72,000)	—
Effect of pioneer tax status - Malaysia	—	(233,000)	(134,000)
Effect of reinvestment allowance - Malaysia	(75,000)	—	—
Effect of stock option exercises	(110,000)	(2,263,000)	—
Utilization of NOL carryforwards	(2,070,947)	(1,637,205)	(973,753)
Decrease in valuation allowance	(5,845,000)	(4,006,000)	(2,145,000)
Income tax benefit	$(4,408,744)	$(4,507,298)	$(2,167,076)

As of September 30, 2013, the Company had federal and state net operating loss carryforwards of approximately $19,165,000 and $17,220,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company's U.K. subsidiary, The Female Health Company - UK, plc has U.K. net operating loss carryforwards of approximately $63,264,000 as of September 30, 2013, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

The Female Health Company (M) SDN BHD, had been granted Pioneer Status in Malaysia. The Pioneer Status is a tax incentive program that permanently exempts a portion of the entity’s income from tax.  In fiscal years 2012 and 2011, the Pioneer Status exempted approximately $932,000 and $536,000, respectively, of the entity’s income from tax, resulting in a tax savings of nearly $233,000 and $134,000 in fiscal years 2012 and 2011, respectively. The impact on net income per basic and fully diluted common share outstanding resulting from the tax savings is an increase of $.01 and $.00 in fiscal years 2012 and 2011, respectively.  The Pioneer Status tax exemption expired at September 30, 2012.

The federal and state income tax provision (benefit) for the years ended September 30, 2013, 2012 and 2011 is summarized below:

	2013	2012	2011
Deferred – U.S.	$(12,000)	$(1,399,000)	$(3,442,000)
Deferred – U.K.	(5,288,000)	(3,501,000)	942,000
Deferred – Malaysia	40,935	6,067	35,950
Subtotal	(5,259,065)	(4,893,933)	(2,464,050)
Current – U.S.	625,606	293,123	226,178
Current – Malaysia	221,625	93,512	70,796
Current - U.K.	3,090	—	—
Subtotal	850,321	386,635	296,974
Income tax benefit	$(4,408,744)	$(4,507,298)	$(2,167,076)

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 6.       Income Taxes - continued

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2013 and 2012:

Deferred Tax Assets	2013	2012
Federal net operating loss carryforwards	$6,516,000	$8,378,000
State net operating loss carryforwards	1,636,000	1,636,000
AMT credit carryforward	269,000	152,000
Foreign net operating loss carryforwards – U.K.	12,653,000	14,780,000
Foreign capital allowance – U.K.	95,000	177,000
Accrued expenses	90,000	748,000
Other, net - Malaysia	23,018	—
Other, net - U.S.	44,000	29,000
Gross deferred tax assets	21,326,018	25,900,000
Valuation allowance for deferred tax assets	(2,703,000)	(12,600,000)
Net deferred tax assets	18,623,018	13,300,000
Deferred Tax Liabilities:
Foreign capital allowance – Malaysia	(258,197)	(194,244)
Net deferred tax assets	$18,364,821	$13,105,756

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2013	2012
Current assets – U.S.	$2,074,000	$1,802,000
Current assets – U.K.	478,000	350,000
Total current assets	2,552,000	2,152,000
Long-term assets – U.S.	5,937,000	6,197,000
Long-term assets – U.K	10,111,000	4,951,000
Total long-term assets	16,048,000	11,148,000
Long-term liability – Malaysia	(235,179)	(194,244)
	$18,364,821	$13,105,756

The change in the valuation allowance for deferred tax assets for the years ended September 30 is as follows:

	Balance at	Charged to Costs		Balance at
Year	October 1	and Expenses	Deductions/Other	September 30
2011	$26,741,000	$(2,500,000)	$(2,196,000)	$22,045,000
2012	$22,045,000	$(4,900,000)	$(4,545,000)	$12,600,000
2013	$12,600,000	$(5,300,000)	$(4,597,000)	$2,703,000

The valuation allowance decreased by $9,897,000, $9,445,000 and $4,696,000 for the years ended September 30, 2013, 2012 and 2011, respectively. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock, the public offering of common stock and the exercise of common stock warrants and options may subject the Company to annual limitations on the utilization of its net operating loss carryforward.   Under the Inland Revenue statutes, certain triggering events may subject the Company to limitations on the utilization of its net operating loss carryforward in the U.K. As of September 30, 2013, management does not believe any limitations have occurred.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 6.       Income Taxes - continued

•
For the U.S., a tax return may be audited any time within 3 years from filing date.  The U.S. open tax years are for fiscal years 2010 through 2012, which expire in years 2014 through 2016, respectively.

•	For Malaysia, a tax return may be audited any time within 6 years from filing date. The Malaysia open tax years are for 2007 through 2012, which expire in years 2015 through 2019.

•
For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period).   The U.K. open tax year is for 2012, which expires in 2014.

The fiscal year 2013 tax returns for each jurisdiction has not been filed as of the date of this filing.  As of September 30, 2013 and 2012, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the years ended September 30, 2013, 2012 and 2011.

Note 7.       Equity and Share-based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which will be utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under the plan. As of September 30, 2013, a total of 840,108 shares have been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Option Plans

Under the Company’s previous share-based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees. There are no shares available for grant under this plan which expired on December 31, 2006. Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the years ended September 30, 2013, 2012 and 2011.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the years ended September 30, 2013, 2012 and 2011 was approximately $0, $60,000 and $90,000, respectively.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 7.        Equity and Share-based Payments – continued

Option Activity

The following table summarizes the stock options outstanding and exercisable at September 30, 2013:

		Weighted Average
			Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value
Outstanding at September 30, 2010	1,834,000	$1.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2011	1,834,000	$1.61
Granted	-	-
Exercised	(1,557,750)	1.44
Forfeited	-	-
Outstanding at September 30, 2012	276,250	$2.57
Granted	-	-
Exercised	(36,250)	2.05
Forfeited	-	-
Outstanding at September 30, 2013	240,000	$2.64	4.08	$1,731,900
Exercisable on September 30, 2013	240,000	$2.64	4.08	$1,731,900

During the year ended September 30, 2013, stock option holders exercised 36,250 stock options, using the cashless exercise option available under the plan which entitled them to 28,172 shares of common stock.  During the year ended September 30, 2012, stock option holders exercised 1,557,750 stock options, using the cashless exercise option available under the plan which entitled them to 1,166,017 shares of common stock.  Some option holders surrendered 363,035 of the shares due them in payment of taxes, bringing the net number of shares issued to 802,982.  No stock options were exercised during fiscal year 2011.

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $9.86 on the last day of business for the period ended September 30, 2013. The total intrinsic value of options exercised during the years ended September 30, 2013, and 2012 was approximately $272,000 and $6,888,000, respectively.

There was no unrecognized compensation cost for stock options as of September 30, 2013.  The deferred tax asset and realized tax benefit from stock options exercised and other share-based payments for the years ended September 30, 2013, 2012 and 2011 was not recognized, based on the Company’s election of the “with and without” approach.

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

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 7.        Equity and Share-based Payments - continued

A summary of the non-vested stock activity for fiscal years 2013, 2012, and 2011 is summarized in the table below:

		Weighted Average
		Grant -Date
	Shares	Fair Value	Vesting Period
Total Outstanding September 30, 2010	44,589	$3.16
Stock Granted	293,750	5.71	September 2011- December 2013
Vested	(142,335)	4.97
Forfeited	(2,500)	5.07
Total Outstanding September 30, 2011	193,504	$5.68
Stock Granted	52,500	4.16	September 2012 - September 2014
Vested	(149,686)	5.23
Forfeited	(2,500)	3.94
Total Outstanding September 30, 2012	93,818	$5.59
Stock Granted	64,676	7.29	September 2013 - May 2016
Vested	(117,992)	6.17
Forfeited	(7,000)	5.80
Total Outstanding September 30, 2013	33,502	$6.80

The Company granted a total of 64,676, 52,500 and 293,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the years ended September 30, 2013, 2012 and 2011, respectively. The fair value of the awards granted was approximately $471,000, $218,000 and $1,677,000 for the years ended September 30, 2013, 2012 and 2011, respectively. All such shares of restricted stock vest and all such shares must be issued pursuant to the vesting period noted, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.  There were 7,000, 2,500 and 2,500 shares of restricted stock forfeited during the year ended September 30, 2013, 2012 and 2011, respectively.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $728,000, $782,000 and $706,000 for the years ended September 30, 2013, 2012 and 2011, respectively, $227,000, $199,000 and $212,000 of which was included in accrued expenses at year end since the related shares have not yet been issued at September 30, 2013, 2012 and 2011, respectively.  This expense was included in selling, general and administrative expenses for the respective periods. As of September 30, 2013, there was approximately $228,000, representing approximately 34,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next 1.33 years.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants in fiscal year 2013, 2012 or 2011.  In fiscal year 2013, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  In fiscal year 2012, a warrant holder exercised 10,000 warrants which provided proceeds of $13,000. The warrant holder also exercised 18,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 14,795 shares of common stock.  There were no warrant exercises during fiscal year 2011.  There is no unrecognized compensation cost related to warrants as of September 30, 2013.

At September 30, 2013, there are no outstanding warrants.

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $.01 per share. There are 1,040,000 shares of Class A Preferred Stock - Series 1 authorized; 1,500,000 shares of Class A Preferred Stock- Series 2 authorized; and 700,000 shares of Class A Preferred Stock - Series 3 authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding in fiscal 2013, 2012, 2011 or 2010.

The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $.50 per share. There were no shares of Class B Preferred Stock issued and outstanding in fiscal 2013, 2012, 2011 or 2010.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 8.       Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the plan’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the plan a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the plan allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2013.  From the program’s onset through September 30, 2013, the total number of shares repurchased by the Company is 2,014,454.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  Private repurchase transactions for fiscal year 2013, 2012 and 2011 were 45,625, 34,000 and 5,750 shares, respectively.  Open market repurchase transactions for fiscal year 2013, 2012, and 2011 were 10,000, 10,000, and 0 shares, respectively.

Issuer Purchases of Equity
Securities:	Details of Treasury Stock Purchases to Date through September 30, 2013:
	Total	Average	Aggregate Number	Maximum Number
	Number	Price Paid	of Shares Purchased	of Shares that May
	of Shares	Per	As Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
January 1, 2007 – September 30, 2010	1,909,079	$3.31	1,909,079	1,090,921
October 1, 2010 – September 30, 2011	5,750	5.75	1,914,829	1,085,171
October 1, 2011 – September 30, 2012	44,000	6.58	1,958,829	1,041,171
October 1, 2012 – September 30, 2013	55,625	7.11	2,014,454	985,546
Total	2,014,454	$3.51	2,014,454	985,546

Note 9.       Employee Benefit Plan

The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $14,500 annual compensation to the plan.  The Company has elected to match 100 percent of  employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2013, 2012 and 2011. Annual Company contributions were approximately $29,000, $42,000 and $21,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

Note 10.     Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 10.    Industry Segments and Financial Information about Foreign and Domestic Operations - continued

	Net Revenues to External Customers for the Year Ended September 30,						Long-Lived Asset As of September 30,
	2013		2012		2011		2013	2012
South Africa	$5,421	(1)	$6,834	(1)	$1,378		$-	$-
Brazil	4,480	(1)	6,720	(1)	955		-	-
Uganda	2,997		*		1,305		-	-
Nigeria	2,879		*		*		-	-
United States	2,611		2,423		2,112	(1)	154	175
DR of Congo	2,467		*		*		-	-
Zimbabwe	*		*		966		-	-
India	*		*		*		45	67
United Kingdom	*		*		*		181	220
Malaysia	*		*		*		1,853	2,010
Other	10,602		19,057		11,849		-	-
Total	$31,457		$35,034		$18,565		$2,233	$2,472

* Less than 5 percent of total net revenues.
(1) Exceeds 10 percent of total net revenues.

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

Note 12.     Dividends

Beginning February 16, 2010 through September 30, 2013, the Company has paid 15 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 2 were paid at a quarterly rate per share of $0.07 May 8, 2013 through September 30, 2013. Cumulative dividends paid totaled $23.3 million through September 30, 2013. On October 4, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share. The Company paid, from its cash on hand, approximately $2.0 million pursuant to the dividend on November 6, 2013 to stockholders of record as of October 30, 2013.  Total dividends paid were approximately $7.5 million, $6.2 million and $5.5 million in 2013, 2012 and 2011, respectively.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company. Payment of any future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to pay dividends.

The Female Health Company and Subsidiaries

Notes to Consolidated Financial Statements
Note 13.     Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
2013
Net revenues	$9,910,227	$9,476,866	$7,280,498	$4,789,187	$31,456,778
Gross profit	5,966,199	5,520,116	3,743,080	2,274,963	17,504,358
Operating expenses	2,365,165	2,163,429	2,653,184	532,983	7,714,761
Income tax expense (benefit)	25,677	116,369	328,938	(4,879,728)	(4,408,744)
Net income	3,533,846	3,491,669	726,911	6,590,172	14,342,598
Net income per common share – basic	0.12	0.12	0.03	0.23	0.51
Net income per common share – diluted	0.12	0.12	0.03	0.23	0.50

2012
Net revenues	$8,634,442	$7,831,364	$8,656,390	$9,911,701	$35,033,897
Gross profit	5,016,144	4,560,969	5,293,736	5,750,164	20,621,013
Operating expenses	2,232,864	2,397,738	2,485,690	2,564,791	9,681,083
Income tax expense (benefit)	71,385	226,836	273,839	(5,079,358)	(4,507,298)
Net income	2,659,944	1,904,429	2,549,743	8,185,205	15,299,321
Net income per common share – basic	0.10	0.07	0.09	0.29	0.55
Net income per common share – diluted	0.09	0.07	0.09	0.29	0.53