Form 10-Q
period 2013-12-31
FEMALE HEALTH CO
filed 2014-02-03
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2014, the registrant had 28,880,502 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; payment of dividends is in the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10‑K for the year ended September 30, 2013.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.    Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
ASSETS
Current Assets:
Cash	$7,991,187	$8,922,430
Accounts receivable, net	2,671,582	2,362,165
Income tax receivable	77,519	78,440
Inventory, net	2,532,874	2,459,417
Prepaid expenses and other current assets	452,931	514,213
Deferred income taxes	2,552,000	2,552,000
TOTAL CURRENT ASSETS	16,278,093	16,888,665

Other assets	146,956	138,458

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,901,189	4,821,001
Less accumulated depreciation and amortization	(2,868,636)	(2,726,171)
Plant and equipment, net	2,032,553	2,094,830

Deferred income taxes	16,048,000	16,048,000
TOTAL ASSETS	$34,505,602	$35,169,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,175,974	$904,049
Accrued expenses and other current liabilities	1,232,597	1,520,952
Accrued compensation	456,800	962,693
Accrued dividend	2,021,600	19,505
TOTAL CURRENT LIABILITIES	4,886,971	3,407,199

Deferred rent	60,139	66,799
Deferred grant income	51,611	57,819
Deferred income taxes	232,453	235,179
TOTAL LIABILITIES	5,231,174	3,766,996

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY:
Preferred Stock	—	—
Common Stock	308,450	306,948
Additional paid-in-capital	67,898,939	67,460,478
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(31,283,532)	(28,715,040)
Treasury stock, at cost	(7,067,910)	(7,067,910)
TOTAL STOCKHOLDERS' EQUITY	29,274,428	31,402,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,505,602	$35,169,953

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2013	2012

Net revenues	$6,690,195	$9,910,227

Cost of sales	3,011,701	3,944,028

Gross profit	3,678,494	5,966,199

Operating expenses	2,094,858	2,365,165

Operating income	1,583,636	3,601,034

Non-operating expense:
Interest and other expense, net	(1,732)	(4,244)
Foreign currency transaction loss	(18,426)	(37,267)
Total non-operating expense	(20,158)	(41,511)

Income before income taxes	1,563,478	3,559,523

Income tax expense	98,875	25,677

Net income	$1,464,603	$3,533,846

Net income per basic common share outstanding	$0.05	$0.12

Basic weighted average common shares outstanding	28,479,597	28,333,360

Net income per diluted common share outstanding	$0.05	$0.12

Diluted weighted average common shares outstanding	28,798,400	28,694,903

Cash dividends declared per common share	$0.14	$0.12

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2013	2012

OPERATING ACTIVITIES
Net income	$1,464,603	$3,533,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,749	130,911
Amortization of deferred income from grant	(6,208)	(6,208)
Share-based compensation	203,753	219,837
Deferred income taxes	(2,726)	(1,423)
Loss on disposal of fixed assets	430	483
Changes in operating assets and liabilities	(621,942)	(2,860,061)
Net cash provided by operating activities	1,181,659	1,017,385

INVESTING ACTIVITIES
Capital expenditures	(81,902)	(68,899)
Net cash used in investing activities	(81,902)	(68,899)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	—	(178,000)
Dividends paid on common stock	(2,031,000)	(1,735,185)
Net cash used in financing activities	(2,031,000)	(1,913,185)

Net decrease in cash	(931,243)	(964,699)
Cash at beginning of period	8,922,430	5,295,462

CASH AT END OF PERIOD	$7,991,187	$4,330,763

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$441,142	$25,677
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$297,806	$189,644
Dividends payable	2,023,175	1,709,110
Fixed asset additions in accounts payable	—	160,717

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

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

Operating results for the three months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2013.

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

FC2 is currently sold or available in either or both commercial (private sector) and public health sector markets in 144 countries. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company also derives revenue from licensing its intellectual property under an agreement with its exclusive distributor in India, Hindustan Lifecare Limited (“HLL”).  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India, for sale in India, and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears in net revenues on the accompanying Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2012, and is recognized in the period in which the sale is made by HLL.  There was no royalty revenue under the HLL agreement for the three months ended December 31, 2013 or 2012.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 43 days. Over the past five years, the Company’s bad debt expense has been less than .01 percent of product sales.  The balance in the allowance for doubtful accounts was $13,180 at December 31, 2013 and September 30, 2013.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $56,662 and $55,455 at December 31, 2013 and September 30, 2013, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $18,426 and $37,267 for the three months ended December 31, 2013 and 2012, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2013 consolidated financial statements have been reclassified to conform to the December 31, 2013 presentation.

NOTE 2 – Earnings per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and unvested shares granted to employees and directors.

	Three Months Ended
	December 31,
Denominator	2013	2012
Weighted average common shares outstanding - basic	28,479,597	28,333,360
Net effect of dilutive securities:
Options	169,967	176,793
Unvested restricted shares	148,836	184,750
Total net effect of dilutive securities	318,803	361,543
Weighted average common shares outstanding - diluted	28,798,400	28,694,903
Income per common share – basic	$0.05	$0.12
Income per common share – diluted	$0.05	$0.12

All the outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three months ended December 31, 2013 and 2012.

NOTE 3 - Inventory

Inventory consists of the following components at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013

Raw material	$812,689	$868,742
Work in process	85,613	77,782
Finished goods	1,657,819	1,554,026
Inventory, gross	2,556,121	2,500,550
Less: inventory reserves	(23,247)	(41,133)
Inventory, net	$2,532,874	$2,459,417

NOTE 4 – Line of Credit

On August 1, 2013, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at December 31, 2013) plus 0.5 percent. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either December 31, 2013 or September 30, 2013.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of December 31, 2013, 987,268 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three months ended December 31, 2013 or 2012.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No  stock compensation expense related to options was recognized for the three months ended December 31, 2013 or 2012.

No stock options were exercised during the three months ended December 31, 2013 or 2012.

The following table summarizes the stock options outstanding and exercisable at December 31, 2013:

	Options	Wghted. Avg.
	Outstanding and Exercisable	Remaining Life	Wghted. Avg.	Aggregate
	At 12/31/2013	(years)	Exercise Price	Intrinsic Value
Total	240,000	3.84	$2.64	$1,405,500

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $8.50 per share as of the last business day of the period ended December 31, 2013.  As of December 31, 2013, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.  The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the three months ended December 31, 2013 and 2012, was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 118,910 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2013. The fair value of the awards granted was approximately $1,054,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three months ended December 31, 2013.

The Company granted a total of 49,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2012. The fair value of the awards granted was approximately $350,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.  There were no shares of restricted stock forfeited during the three months ended December 31, 2012.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $204,000 and $220,000 for the three months ended December 31, 2013 and 2012, respectively, $62,000 and $57,000 of which was included in accrued expenses at the three months then ended since the related shares had not yet been issued at December 31, 2013 and 2012, respectively.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2012. As of December 31, 2013, there was approximately $1,078,000, representing approximately 125,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 2.23 years.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants during the three months ended December 31, 2013 or 2012.  During the three months ended December 31, 2012, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  As of December 31, 2013, there are no outstanding warrants.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2014.  From the program’s onset through December 31, 2013, the total number of shares repurchased by the Company is 2,014,454.  The total number of shares that may yet be purchased under the program is 985,546. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. Private repurchase transactions for the three months ended December 31, 2012 were 25,000 shares. There were no open market repurchase transactions for the three months ended December 31, 2012.  There were no repurchases of any kind under the program for the three months ended December 31, 2013.

Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through December 31, 2013:
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2013	2,014,454	$3.51	$7,067,910
October 1, 2013 - October 31, 2013	—	—	—
November 1, 2013 - November 30, 2013	—	—	—
December 1, 2013 - December 31, 2013	—	—	—
Quarterly Subtotal	—	—	—
Total	2,014,454	$3.51	$7,067,910

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for					Long-Lived Asset As Of
	the Three Months Ended December 31,					December 31,	September 30,
	2013		2012			2013	2013
Angola	$2,476	(1)	$	*		$—	$—
South Africa	1,656	(1)		4,004	(1)	—	—
United States	710	(1)		948		132	154
Congo	650			*		—	—
Brazil	*			2,240	(1)	—	—
Uganda	*			666		—	—
India	*			*		40	45
United Kingdom	*			*		177	181
Malaysia	*			*		1,831	1,853
Other	1,198			2,052		—	—
Total	$6,690			$9,910		$2,180	$2,233

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

As of December 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $19,165,000 and $17,220,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $63,264,000 as of December 31, 2013, which can be carried forward indefinitely to be used to offset future U.K. taxable income. With the increasing demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  However, because some of the U.S. federal tax losses have a net loss carryforward limitation of twenty years, it is possible that some of the Company’s early losses carried forward in the U.S. will not be fully utilized.  The U.K. net operating losses do not expire. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of December 31, 2013.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three months ended December 31, 2013 and 2012, is as follows:

	Three Months Ended
	December 31,
	2013	2012
Income tax expense at statutory rates	$532,000	$1,210,000
State income tax, net of federal benefits	98,000	223,000
Non-deductible expenses	2,000	5,000
Effect of lower foreign income tax rates	(114,211)	(525,798)
Utilization of NOL carryforwards	(125,982)	(565,278)
Decrease in valuation allowance	(292,932)	(321,247)
Income tax expense	$98,875	$25,677

Note 10 – Dividends

Beginning February 16, 2010, through December  31, 2013, the Company has paid 16 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 3 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through November 6, 2013.  The Company paid cash dividends of approximately $2.0 million and $1.7 million during the three months ended December 31, 2013 and 2012, respectively.

On December 12, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share.  The Company will pay, from its cash on hand, approximately $2.0 million pursuant to the dividend on February 5, 2014 to stockholders of record as of January 29, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 412 million FC1 and FC2 Female Condoms.

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

On December 3, 2013, donors pledged $12 billion, which includes $1.5 billion from the U.K. Government, over a 3 year period to the Global Fund to fight HIV/AIDS, Tuberculosis and Malaria treatment and prevention.

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

On the Company’s YouTube channel the ‘FC2 All About Pleasure’ animation had been viewed over 9 million times from January 1, 2013 to November 30, 2013.

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

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and STI prevention, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the United States Agency for International Development (USAID), UNAIDS, country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical support and assist with its customers’ prevention and family planning programs. As announced during the London Summit, the Company has pledged to significantly increase its global educational and training investment over the period from 2013 through 2018.

The Company’s first generation product, FC1, was produced from a costly raw material, polyurethane, in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation product, FC2.  The second generation product is made from a less costly raw material, nitrile polymer. FC2’s production process is more efficient and less labor intensive than that of FC1, making it less costly to produce.  Its price is now approximately 30 percent less than that of FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia and in Kochi, India, in conjunction with FHC’s exclusive distributor in India, Hindustan Lifecare Limited (“HLL”). The Company made its first substantial sales of FC2 in fiscal 2007.  Since October 2009, all of the Company’s unit sales have been FC2.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to both reduce the price to the public health sector and increase its gross margin.

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

•

Earlier this year FHC initiated the FC2 College Campus Program. Colleges were contacted and advised that they could apply to participate in an on-campus FC2 Program. If accepted, FHC would provide a mini-grant ($50-$500) and related education and training materials to help start an on-campus program. Grants would be awarded based on a school’s intention to (1) raise awareness of FC2 on campus, (2) increase access to FC2 on campus, and (3) enhance students’ capacity to effectively and accurately use FC2. Colleges also had the option (alternate to the mini-grant application) of completing FHC’s Online Training Program or participating in a centrally located multi-institution training session located in a central city. The pilot regions for The FC2 College Campus Program were determined through selection of the following four American College Health Associations Regional Affiliates: New England, New York, South and South West College Health Associations. In total 30 colleges were chosen to receive grants for The FC2 College Campus Program, including Colgate University, Tulane University and Duke University plus student groups from institutions such as Boston College.

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

In the U.S., municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York and Washington, D.C., are all examples of cities with programs providing female and male condoms free of charge. In New York City, at December 31, 2013 FC2 was available in 1,495 locations, up 33% over 1,128 locations at December 31, 2012.

The Company has encouraged growth in the U.S. through education and program development support.  To make health professional education broadly available, the Company introduced its FC2 On-line Training Program in March 2012. In 2013 the Company launched the pilot for an FC2 College Campus Program in the Northeast, with a second phase in the South/Southwest United States following in late 2013. With the success of the pilot the Company intends to open up the program to higher learning institutions nationally.

The National Female Condom Coalition (NFCC) and Universal Access to Female Condoms (UAFC) sponsored the second annual Global Female Condom Day on September 16, 2013. The 2013 Global Female Condom Day drew greater attention and participation than in the previous year. Public events highlighting the need for access to female condoms and promoting their use in family planning and disease prevention were organized around the world and in the U.S., including events specifically initiated or co-sponsored by the Company.

To increase visibility in the U.S., FHC has partnered with Ogilvy Public Relations to develop a Consumer Text Messaging Program and a Media Relations Toolkit and Webinar for our community partners.

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

The Company’s India-based FC2 end-stage production capacity for supply to the Indian market is located at a facility owned by its exclusive distributor, HLL, in the Cochin Special Export Zone. In December 2007, production began at that facility which has a capacity of 7.5 million units per year.

FHC’s total FC2 production capacity is approximately 100 million units annually.  The Company is currently reviewing options to expand its manufacturing capacity, as needed, on a modular basis.  The Company will consider manufacturing in other locations as the demand for FC2 develops.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. FDA approval is required to sell female condoms in the U.S. or through USAID. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. It is possible that other female condoms may receive FDA approval or complete the WHO prequalification process or may otherwise compete with FC2.

Patents and Trademarks

FC2 patents have been issued by the United States, Europe, Canada, Australia, South Africa, The People’s Republic of China,  Japan, Mexico and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.  Further, the European patent for FC2 has been validated in the following countries: Austria, Belgium, Bulgaria, Switzerland, Republic of Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Romania, Sweden, Slovenia, Slovakia, and Turkey.  The patents cover the key aspects of FC2, including its overall design and manufacturing process.  The patents expire from 2023 through 2024. In addition, patent applications for FC2 are pending in a number of other countries around the world. There can be no assurance that pending patent applications provide the Company with protection against copycat products entering markets during the pendency of the applications.

The Company has the registered trademark “FC2 Female Condom” in the United States. Furthermore, the Company has filed applications or secured registrations in 40 countries or jurisdictions around the world to protect the various names and symbols used in marketing FC2. These encompass 14 different trademarks, including “femidom”, “femy”, “Reality” and others. In addition, the experience that has been gained through years of manufacturing the FC Female Condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position.

Overview

The Company manufactures, markets and sells FC2. FC2 is the only currently available female-controlled product approved by the FDA that provides dual protection against unintended pregnancy and STIs, including HIV/AIDS.

Because FC2’s primary usage is for disease prevention, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

FC2 is currently available in 144 countries. A significant number of countries with the highest demand potential are in the developing world. The incidence of HIV/AIDS, other STIs and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people. However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

During fiscal 2011, the Company's unit shipments, revenues and net income were adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and the Republic of South Africa (RSA). Significant orders for both countries were received in the first quarter of fiscal 2012. The 20 million unit order received for shipment to Brazil was the largest order in the Company’s history. Receipt of these orders positively impacted results in the first quarter of fiscal 2013.

During the eight year period from fiscal 2005 through fiscal 2013, the average annual compound growth rate of unit sales of Female Condoms (FC1 and FC2) has been 18.7 percent.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2014	2013	2012	2011	2010
October 1 – December 31	11,832,666	17,114,630	15,166,217	6,067,421	9,527,700
January 1 – March 31		16,675,035	13,945,320	8,905,099	12,960,496
April 1 – June 30		12,583,460	15,198,960	5,922,334	2,606,802
July 1 - September 30		8,386,800	17,339,500	11,977,716	13,824,264
Total	11,832,666	54,759,925	61,649,997	32,872,570	38,919,262

Revenues.  Most of the Company's revenues are derived from sales of FC2, and are recognized upon shipment of the product to its customers. Since fiscal 2008, revenue is also being derived from licensing the Company’s intellectual property to its exclusive distributor in India, HLL.  HLL is authorized to manufacture FC2 at HLL's facility in Kochi, India for sale in India.  HLL is the Company's exclusive distributor in India and the Company receives a royalty based on the number of units sold by HLL in India.  Such revenue appears in net revenues on the Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2012, and is recognized in the period in which the sale is made by HLL.

The Company's strategy is to further develop a global market and distribution network for its product by maintaining relationships with public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning. The Company offers uniform pricing to such agencies, rather than entering into long-term supply agreements. The Company's three largest customers currently are UNFPA, USAID, and Sekunjalo Investments Corporation (PTY) Ltd., the Company’s distributor in the RSA.  In the United States, FC2 is sold to city and state public health clinics as well and to not-for-profit organizations such as Planned Parenthood.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED December 31, 2012

The Company had net revenues of $6,690,195 and net income of $1,464,603, or $0.05 per diluted share, for the three months ended December 31, 2013 compared to net revenues of $9,910,227 and net income of $3,533,846, or $ 0.12 per diluted share, for the three months ended December 31, 2012.

Net revenues decreased $3,220,032, or 32 percent, on a 31 percent decrease in unit sales for the three months ended December 31, 2013, compared with the same period last year.  The decrease is due to the volatility of timing and shipment of large orders.  The three months ended December 31, 2012, was a record first quarter for net revenues, that included significant shipments to Brazil and RSA against the orders received from them in fiscal 2012.  The FC2 average sales price per unit decreased 2.4 percent compared with the same period last year.

Cost of sales decreased  $932,327, or 24 percent, to $3,011,701 on a 31 percent decrease in unit sales in the three months ended December 31, 2013 from $3,944,028 for the same period last year.  The decrease is primarily due to lower unit sales, partially offset by the Company’s volume purchasing incentive program.

Gross profit decreased $2,287,705, or 38 percent, to $3,678,494 for the three months ended December 31, 2013 from $5,966,199 for the three months ended December 31, 2012.  Gross profit for the three months ended December 31, 2013 was  55 percent of net revenues versus 60 percent for the same period last year.  The reduction primarily reflects the effect of lower volumes.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders and production scheduling rather than from any fundamental changes in the business.

Operating expenses decreased  $270,307, or 11 percent, to $2,094,858 for the three months ended December 31, 2013 from $2,365,165 for the three months ended December 31, 2012.  The decrease is primarily due to lower legal and consulting expenses and incentive compensation expense.

Operating income for the three months ended December 31, 2013, was $1,583,636 versus operating income of $3,601,034 in the same period last year, a decrease of $2,017,398, or 56 percent.  The decrease is primarily due to lower unit sales and the reduction of gross margins.

Interest, net and other expense for the three months ended December 31, 2013 was $1,732, a decrease of $2,512 from the same period in fiscal year 2012, when interest, net and other expense was $4,244.  The impact of foreign currency transactions for the first quarter of fiscal 2013 was a loss of $18,426 compared to a loss of $37,267 for the same period last year.

The Company's net income decreased $2,069,243, or 59 percent, to $1,464,603 in the three months ended December 31, 2013 from net income of $3,533,846 in the same period of the prior year, as a result of the factors discussed above. Net income was 22 percent and 36 percent of net revenues for the three months ended December 31, 2013 and 2012, respectively.

Reliance on a Single Product

The Company expects to derive the vast majority, if not all, of its future revenues from FC2, its sole current product. While management believes the global potential for FC2 is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 144 countries, including numerous in-country distributions in the public health sector, particularly in Africa, Latin America and India. The Company has also entered into several partnership agreements for the commercialization of FC2 in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention and family planning programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute FC2 or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention and family planning organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

Inventory and Supply

All of the key components for the manufacture of FC2 are essentially available from either multiple sources or multiple locations within a source.

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

Government Regulation

FC2 is subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain current "Good Manufacturing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA.  The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $1.2 million in the three months ended December 31, 2013, which included a negative impact of changes in operating assets and liabilities of $(0.6) million, compared with $1.0 million in the three months ended December 31, 2012, which included a negative impact of changes in operating assets and liabilities of $(2.9) million.

Accounts receivable increased from $2.4 million at September 30, 2013 to $2.7 million at December 31, 2013.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 43 days.  Over the past five years, the Company’s bad debt expense has been less than 0.01 percent of product sales.

Beginning February 16, 2010, through December 31, 2013, the Company has paid 16 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 3 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through November 6, 2013. The Company paid cash dividends of $2.0 million and $1.7 million during the three months ended December 31, 2013 and 2012, respectively.

On December 12, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share.  The Company will pay, from its cash on hand, approximately $2.0 million pursuant to the dividend on February 5, 2014 to stockholders of record as of January 29, 2014.

Any future quarterly dividends and the record date for such dividends will be approved each quarter by the Company’s Board of Directors and announced by the Company.  Payment of future dividends is at the discretion of the Board of Directors and the Company may not have sufficient cash flows to continue to pay dividends.

At December 31, 2013, the Company had working capital of $11.4 million and stockholders’ equity of $29.3 million compared to working capital of $11.1 million and stockholders’ equity of $24.5 million as of December 31, 2012.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2013, the Company entered into the Loan Agreement with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at December 31, 2013) plus 0.5 percent. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either December 31, 2013 or September 30, 2013.

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

PART II.       OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2013.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

Item 6.  Exhibits

Exhibit

NumberDescription

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	Consulting Agreement, dated as of December 31, 2013, between the Company and Mary Ann Leeper.

10.2	Letter Agreement, dated December 5, 2013, between the Company and Karen King. (6)

10.3	Change of Control Agreement, effective as of January 20, 2014, between the Company and Karen King. (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (7)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2013.

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

THE FEMALE HEALTH COMPANY

DATE: February 3, 2014

/s/ Karen King

Karen King,  President and

Chief Executive Officer

DATE: February 3, 2014

/s/ Michele Greco

Michele Greco, Vice President and

Chief Financial Officer