Form 10-Q
period 2014-03-31
FEMALE HEALTH CO
filed 2014-05-01
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 28,879,002 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements and advertising and promotional expenditures; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; payment of future dividends is at the discretion of the Board of Directors and the Board may decide to reduce or eliminate quarterly dividends if the Company does not have sufficient cash flows to continue to pay dividends at the current rate or if other expenditures are given a higher priority; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10‑K for the year ended September 30, 2013.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
ASSETS
Current Assets:
Cash	$5,941,316	$8,922,430
Accounts receivable, net	2,477,318	2,362,165
Income tax receivable	160,609	78,440
Inventory, net	4,124,655	2,459,417
Prepaid expenses and other current assets	288,933	514,213
Deferred income taxes	2,120,504	2,552,000
TOTAL CURRENT ASSETS	15,113,335	16,888,665

Other assets	157,718	138,458

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,903,278	4,821,001
Less accumulated depreciation and amortization	(3,011,782)	(2,726,171)
Plant and equipment, net	1,891,496	2,094,830

Deferred income taxes	16,048,000	16,048,000
TOTAL ASSETS	$33,210,549	$35,169,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,495,929	$904,049
Accrued expenses and other current liabilities	1,293,892	1,520,952
Accrued compensation	309,438	962,693
Accrued dividend	2,026,728	19,505
TOTAL CURRENT LIABILITIES	5,125,987	3,407,199

Deferred rent	53,161	66,799
Deferred grant income	45,403	57,819
Deferred income taxes	234,768	235,179
TOTAL LIABILITIES	5,459,319	3,766,996

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	308,950	306,948
Additional paid-in-capital	68,037,287	67,460,478
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(32,935,213)	(28,715,040)
Treasury stock, at cost	(7,078,275)	(7,067,910)
TOTAL STOCKHOLDERS' EQUITY	27,751,230	31,402,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,210,549	$35,169,953

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013

Net revenues	$4,346,223	$9,476,866

Cost of sales	1,960,282	3,956,750

Gross profit	2,385,941	5,520,116

Operating expenses	1,590,718	2,163,429

Operating income	795,223	3,356,687

Non-operating income:
Interest and other income, net	108,724	280,977
Foreign currency transaction loss	(23,968)	(29,626)
Total non-operating income	84,756	251,351

Income before income taxes	879,979	3,608,038

Income tax expense	504,898	116,369

Net income	$375,081	$3,491,669

Net income per basic common share outstanding	$0.01	$0.12

Basic weighted average common shares outstanding	28,562,647	28,389,977

Net income per diluted common share outstanding	$0.01	$0.12

Diluted weighted average common shares outstanding	28,915,778	28,754,322

Cash dividends declared per common share	$0.07	$0.07

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2014	2013

Net revenues	$11,036,418	$19,387,093

Cost of sales	4,971,983	7,900,778

Gross profit	6,064,435	11,486,315

Operating expenses	3,685,576	4,528,594

Operating income	2,378,859	6,957,721

Non-operating income:
Interest and other income, net	106,992	276,733
Foreign currency transaction loss	(42,394)	(66,893)
Total non-operating income	64,598	209,840

Income before income taxes	2,443,457	7,167,561

Income tax expense	603,773	142,046

Net income	$1,839,684	$7,025,515

Net income per basic common share outstanding	$0.06	$0.25

Basic weighted average common shares outstanding	28,520,666	28,361,357

Net income per diluted common share outstanding	$0.06	$0.24

Diluted weighted average common shares outstanding	28,882,422	28,724,321

Cash dividends declared per common share	$0.21	$0.19

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES
Net income	$1,839,684	$7,025,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,895	274,218
Amortization of deferred income from grant	(12,416)	(12,416)
Share-based compensation	404,158	393,350
Deferred income taxes	431,085	(1,819)
Loss on disposal of fixed assets	430	892
Changes in operating assets and liabilities	(1,783,960)	(2,687,583)
Net cash provided by operating activities	1,165,876	4,992,157

INVESTING ACTIVITIES
Capital expenditures	(83,991)	(260,827)
Net cash used in investing activities	(83,991)	(260,827)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(10,365)	(371,992)
Dividends paid on common stock	(4,052,634)	(3,455,381)
Net cash used in financing activities	(4,062,999)	(3,827,373)

Net (decrease) increase in cash	(2,981,114)	903,957
Cash at beginning of period	8,922,430	5,295,462

CASH AT END OF PERIOD	$5,941,316	$6,199,419

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$500,635	$130,947
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$297,806	$189,644
Dividends payable	2,028,303	1,996,850
Fixed asset additions in accounts payable	—	13,807

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

Operating results for the three and six months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2013.

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

Since the Company began distributing FC2 in 2007, it has been shipped to 144 countries. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 33 days. Over the past five years, the Company’s bad debt expense has been less than 0.01 percent of product sales.  The balance in the allowance for doubtful accounts was $13,180 at March 31, 2014 and September 30, 2013.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $57,171 and $55,455 at March 31, 2014 and September 30, 2013, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $23,968 and $42,394 for the three and six months ended March 31, 2014, respectively, compared to a loss of $29,626 and $66,893 for the three and six months ended March 31, 2013, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2013 consolidated financial statements have been reclassified to conform to the March 31, 2014 presentation.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Denominator	2014	2013	2014	2013
Weighted average common shares outstanding - basic	28,562,647	28,389,977	28,520,666	28,361,357
Net effect of dilutive securities:
Options	154,295	179,595	162,920	178,214
Unvested restricted shares	198,836	184,750	198,836	184,750
Total net effect of dilutive securities	353,131	364,345	361,756	362,964
Weighted average common shares outstanding - diluted	28,915,778	28,754,322	28,882,422	28,724,321
Income per common share – basic	$0.01	$0.12	$0.06	$0.25
Income per common share – diluted	$0.01	$0.12	$0.06	$0.24

All the outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three and six months ended March 31, 2014 and 2013.

NOTE 3 - Inventory

Inventory consists of the following components at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013

Raw material	$1,257,397	$868,742
Work in process	27,887	77,782
Finished goods	2,862,741	1,554,026
Inventory, gross	4,148,025	2,500,550
Less: inventory reserves	(23,370)	(41,133)
Inventory, net	$4,124,655	$2,459,417

NOTE 4 – Line of Credit

On August 1, 2013, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at March 31, 2014) plus 0.5 percent. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either March 31, 2014 or September 30, 2013.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of March 31, 2014,  1,037,268 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three and six months ended March 31, 2014 and 2013.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No  stock compensation expense related to options was recognized for the three and six months ended March 31, 2014 and 2013.

No stock options were exercised during the six months ended March 31, 2014 and 2013.

The following table summarizes the stock options outstanding and exercisable at March 31, 2014:

	Options	Wghted. Avg.
	Outstanding and Exercisable	Remaining Life	Wghted. Avg.	Aggregate
	at March 31, 2014	(years)	Exercise Price	Intrinsic Value
Total	240,000	3.59	$2.64	$1,227,900

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $7.76 per share as of the last business day of the period ended March 31, 2014.  As of March 31, 2014, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.  The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the three and six months ended March 31, 2014, was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 168,910 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2014. The fair value of the awards granted was approximately $1,456,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three and six months ended March 31, 2014.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $199,000 and $404,000 for the three and six months ended March 31, 2014, respectively, $123,000 of which was included in accrued expenses at the six months then ended since the related shares had not yet been issued at March 31, 2014.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and six months ended March 31, 2013 was approximately $173,000 and $393,000, respectively, of which $116,000 was included in accrued expenses at March 31, 2013.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2014 and 2013. As of March 31, 2014, there was approximately $1,280,000, representing approximately 152,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 2.22 years.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants during the periods ended March 31, 2014 or 2013.  During the six months ended March 31, 2013, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  As of March 31, 2014, there are no outstanding warrants.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2014.  From the program’s onset through March 31, 2014, the total number of shares repurchased by the Company is 2,015,954.  The total number of shares that may yet be purchased under the program is 984,046. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. During the  three and six months ended March 31, 2014,  private repurchase transactions were 1,500 shares, and there were no open market repurchase transactions.  During the three and six months ended March 31, 2013, private repurchase transactions were 18,125 shares and 43,125 shares, respectively, and open market repurchase transactions were 10,000 shares.

	Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through March 31, 2014
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2013	2,014,454	$3.51	$7,067,910
October 1, 2013 - October 31, 2013	—	—	—
November 1, 2013 - November 30, 2013	—	—	—
December 1, 2013 - December 31, 2013	—	—	—
Quarterly Subtotal	—	—	—
January 1, 2014 - January 31, 2014	—	—	—
February 1, 2014 - February 28, 2014	—	—	—
March 1, 2014 - March 31, 2014	1,500	$6.91	$10,365
Quarterly Subtotal	1,500	$6.91	$10,365
Six Months Subtotal	1,500	$6.91	$10,365
Total	2,015,954	$3.51	$7,078,275

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for					Long-Lived Asset As Of
	the Six Months Ended March 31,					March 31,	September 30,
	2014		2013			2014	2013
Angola	$2,476	(1)	$	*		$—	$—
South Africa	2,262	(1)		5,421	(1)	—	—
United States	1,280	(1)		1,419		115	154
Tanzania	908			*		—	—
Congo	658			1,403		—	—
Brazil	*			2,240	(1)	—	—
Uganda	*			1,332		—	—
Malaysia	*			*		1,730	1,853
United Kingdom	*			*		170	181
Other	3,452			7,572		34	45
Total	$11,036			$19,387		$2,049	$2,233

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

As of March 31, 2014, the Company had U.S. federal and state net operating loss carryforwards of approximately $19,165,000 and $17,220,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $63,264,000 as of March 31, 2014, which can be carried forward indefinitely to be used to offset future U.K. taxable income. With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The U.K. net operating losses do not expire. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of March 31, 2014.    The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and six months ended March 31, 2014 and 2013, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Income tax expense at statutory rates	$299,000	$1,227,000	$831,000	$2,437,000
State income tax, net of federal benefits	55,000	226,000	153,000	449,000
Non-deductible expenses	—	2,000	2,000	7,000
Effect of AMT expense	19,000	16,000	19,000	16,000
Effect of lower foreign income tax rates	(33,164)	(427,769)	(147,375)	(953,567)
Effect of share-based compensation	—	—	(214,000)	—
Other	165,062	—	(39,852)	—
Decrease in valuation allowance	—	(926,862)	—	(1,813,387)
Income tax expense	$504,898	$116,369	$603,773	$142,046

Note 10 – Dividends

Beginning February 16, 2010, through March 31, 2014, the Company has paid 17 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 4 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through February 5, 2014.  The Company paid cash dividends of approximately $4.0 million and $3.5 million during the six months ended March 31, 2014 and 2013, respectively.

On March 24, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share.  The Company will pay, from its cash on hand, approximately $2.0 million pursuant to the dividend on May 7, 2014 to stockholders of record as of April 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 419 million FC1 and FC2 Female Condoms.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2. FC2 is currently the only FDA approved and marketed female-controlled product that prevents STIs, including HIV/AIDS. Used consistently and correctly, FC2 provides women dual protection against STIs, including HIV/AIDS, and unintended pregnancy.  FC2 is not seen as directly competing with the male condom; it provides an alternative to either unprotected sex or male condom usage.

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

FC2’s primary raw material (a nitrile polymer) offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the Female Condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike latex condoms, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users (7 percent to 20 percent of the population) who are unable to use latex condoms without irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer.  FC2 is pre-lubricated, disposable and recommended for use during a single sex act.  FC2 is not reusable.

FC2 received FDA approval as a Class III medical device on March 10, 2009, and has been available in the United States since August 2009.  In addition to FDA approval, FC2 has been approved by other regulatory agencies, including those in the European Union, India and Brazil.  Based on a scientific review, WHO agreed that FC2 performs in the same manner as FC1 and cleared FC2 for purchase by U.N. agencies in 2006.

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

DISEASE PREVENTION

The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, the WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women 15 to 44 years of age.  According to the WHO, in 2012 worldwide women comprised 50 percent of all the adults living with HIV and approximately  58 percent of all new adult cases of HIV/AIDS in Sub-Saharan Africa were women. In the United States the Centers for Disease Control and Prevention (CDC) and FDA both list heterosexual sex as the most common method of HIV transmission in women.

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

On December 3, 2013, donors pledged $12 billion, which includes $1.5 billion from the U.K. Government, over a 3 year period to the Global Fund to Fight AIDS, Tuberculosis and Malaria.

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

FHC was one of only fourteen companies invited to attend the London Summit.  O.B. Parrish, the Company’s Chairman and former Chief Executive Officer, participated on a panel “Partnering for Progress: The Role of Public/Private Partnerships”.  FHC announced a Public/Private Partnership program to support the goal to provide contraceptives to an additional 120 million women by 2020.  FHC’s program includes the following: aggregate annual FC2 purchases from all major public sector buyers each year to establish volume-based unit pricing for the succeeding year;  award major public sector purchasers with FC2 Female Condoms equal to 5 percent of their total annual units purchased, at no cost to such purchasers; and invest up to $14 million over the period from 2013 through 2018 in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.

The Company believes achievement of the London Summit’s goals will increase the market for contraceptives over the long-term.  It also believes such achievement will increase the market for the female condom, as it is the only female-initiated product that provides dual protection against unintended pregnancy and STIs including HIV/AIDS.

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

The Condom Market

The global public health sector market for male condoms is estimated to be greater than 10 billion units annually.  The private sector market for male condoms is estimated at 13 billion units annually.  The combined global male condom market (public and private sector) is estimated at a value of $4 billion annually.

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and STI prevention, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the United States Agency for International Development (USAID), the Joint United Nations Programme on HIV/AIDS (UNAIDS), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical support and assist with its customers’ prevention and family planning programs. As announced during the London Summit, the Company has pledged to significantly increase its global educational and training investment over the period from 2013 through 2018.

The Company’s first generation product, FC1, was produced from a costly raw material, polyurethane, in a labor intensive manufacturing process in a suburb of London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation product, FC2.  The second generation product is made from a less costly raw material, nitrile polymer. FC2’s production process is more efficient and less labor intensive than that of FC1, making it less costly to produce.  Its price is now approximately 30 percent less than that of FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia. The Company made its first substantial sales of FC2 in fiscal 2007.  Since October 2009, all of the Company’s unit sales have been FC2.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to both reduce the price to the public health sector and increase its gross margin.

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

In the U.S., FHC initiated the FC2 College Campus Program in early 2013. The objective is to create awareness and sexual health knowledge that results in online/in store retail purchasing by young women and men. Education and training is the key content element for this program, similar to the public sector.  Colleges were contacted and advised that they could apply to participate in an on-campus FC2 Program. If accepted, FHC would provide a mini-grant ($50-$500) and related education and training materials to help start an on-campus program. Grants would be awarded based on a school’s intention to (1) raise awareness of FC2 on campus, (2) increase access to FC2 on campus, and (3) enhance students’ capacity to effectively and accurately use FC2. Colleges also had the option (alternate to the mini-grant application) of completing FHC’s Online Training Program or participating in a centrally located multi-institution training session located in a central city. The pilot regions for The FC2 College Campus Program were determined through selection of the following four American College Health Associations Regional Affiliates: New England, New York, South and South West College Health Associations. In total 30 colleges were chosen to receive grants for The FC2 College Campus Program, including Colgate University, Tulane University and Duke University plus student groups from institutions such as Boston College.  Due to the pilot program’s success, the program has been implemented for the 2014 – 2015 academic year with 20 schools chosen to receive grants between $500 and $1,000.

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

In the U.S., municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York and Washington, D.C., are all examples of cities with programs providing female and male condoms free of charge. In New York City, at March 31, 2014 FC2 has been distributed in 1,534 locations, up 26% over 1,220 locations at March 31, 2013.

The Company has encouraged growth in the U.S. through education and program development support.  To make health professional education broadly available, the Company introduced its FC2 On-line Training Program in March 2012. In 2013 the Company launched the pilot for an FC2 College Campus Program in the Northeast, with a second phase in the South/Southwest United States following in late 2013. Due to the success of the pilot the Company has opened up the program to higher learning institutions nationally.

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

Globally, the Company has a multilingual website that provides downloadable training and education information in English, Portuguese, Spanish and French, which is viewed approximately 1,500 times per month.  The Company also has a multilingual YouTube channel for FC2 animation and instructions and was viewed approximately 9 million times during 2013.

Outside of the U.S., 133 training and education sessions were held in 7 countries, with an estimated 20,000 people participating in the sessions in 2013.   In addition, 30 countries asked for and received information and advice on training and education.

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

In fiscal 2014 the Company leased additional space adjacent to its existing Malaysian facility to support future capacity build-outs which provides sufficient space to add manufacturing capacity of up to an additional 100 million units annually. The Company will consider manufacturing in other locations as the demand for FC2 develops.

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

The Company’s manufacturing facility may also be subject to inspection by UNFPA, USAID, and country specific ministries of health.

Competition

FC2 participates in the same market as male condoms; however, it is not seen as directly competing with male condoms. Rather, studies show that providing FC2 is additive in terms of prevention and choice.  In the global public sector, male condoms and other contraceptive methods and products may compete with FC2 for funding and attention.  Male condoms cost less and have brand names that are more widely recognized than FC2. In addition, male condoms are generally manufactured and marketed by companies with significantly greater financial resources than the Company.

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. FDA approval is required to sell female condoms in the U.S. or through USAID. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. FC2 has also been competing with other female condoms in markets that do not require either FDA approval or WHO prequalification.  It is possible that other female condoms may receive FDA approval or complete the WHO prequalification process, and FC2 may face increasing competition from other female condoms in its markets.

Patents and Trademarks

FC2 patents have been issued by the United States, Europe, Canada, Australia, South Africa, the People’s Republic of China,  Japan, Mexico, Brazil and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.  Further, the European patent for that product has been validated in the following countries: Austria, Belgium, Bulgaria, Switzerland, Republic of Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Romania, Sweden, Slovenia, Slovakia, and Turkey.  The patents cover the key aspects of FC2, including its overall design and manufacturing process.  The patents have expiration dates in 2023 and 2024. In addition, a patent application for that product is pending in India. There can be no assurance that any pending patent application provides the Company with protection against copycat products during the pendency of the application.

The Company has a registration for the trademark “FC2 Female Condom”® in the United States. Furthermore, the Company has filed applications or secured registrations in 40 countries or jurisdictions around the world to protect the various names and symbols used in marketing the FC2 product. These encompass 14 different trademarks, including “femidom”, “femy”, “Reality” and others. In addition, the experience that has been gained through years of manufacturing its Female Condoms has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies that further protects its competitive position.

Overview

The Company manufactures, markets and sells FC2. FC2 is the only currently available female-controlled product approved by the FDA that provides dual protection against unintended pregnancy and STIs, including HIV/AIDS.

Because FC2 is used for both disease prevention and family planning, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

Since the Company began distributing FC2 in 2007, it has been shipped to 144 countries. A significant number of countries with the highest demand potential are in the developing world. The incidence of HIV/AIDS, other STIs and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people. However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have included large global agencies, such as UNFPA and USAID.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and NGOs.

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some governmental agencies purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. Orders are placed after the tender is awarded; there are no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  Administrative issues, politics, bureaucracy, process errors, changes in government leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variations due to the timing and shipment of large orders.

In the past few years, the Company’s business model, which includes high gross margins, modest capital expenditures and low expense requirements compared to production volumes, has permitted the Company to sustain profitable operations without debt. Continuation of this in future periods will be contingent on a number of factors, including the degree and period of sales volatility and the strength of global demand for the Company’s product.

Receipt by the Company of large orders from Brazil and the Republic of South Africa (RSA) positively impacted results in fiscal 2012 and fiscal 2013.

During the eight year period from fiscal 2005 through fiscal 2013, the average annual compound growth rate of unit sales of Female Condoms (FC1 and FC2) has been 18.7 percent.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2014	2013	2012	2011	2010
October 1 – December 31	11,832,666	17,114,630	15,166,217	6,067,421	9,527,700
January 1 – March 31	7,298,968	16,675,035	13,945,320	8,905,099	12,960,496
April 1 – June 30		12,583,460	15,198,960	5,922,334	2,606,802
July 1 - September 30		8,386,800	17,339,500	11,977,716	13,824,264
Total	19,131,634	54,759,925	61,649,997	32,872,570	38,919,262

Revenues.  The Company's revenues are derived from sales of FC2, and are recognized upon shipment of the product to its customers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

The Company generated net revenues of $4,346,223 and net income of $375,081, or $0.01 per diluted share, for the three months ended March 31, 2014, compared to net revenues of $9,476,866 and net income of $3,491,669, or $0.12 per diluted share, for the three months ended March 31, 2013.

Net revenues decreased $5,130,643, or 54 percent, on a 56 percent decrease in unit sales for the three months ended March 31, 2014, compared with the same period last year.  The decrease was primarily due to the volatility of timing and shipment of large orders.  The FC2 average sales price per unit increased 4.8 percent compared with the same period last year due to changes in sales mix.

Cost of sales decreased  $1,996,468, or 50 percent, to $1,960,282 in the three months ended March 31, 2014 from $3,956,750 for the same period last year.  The decrease was due to lower unit sales.

Gross profit decreased $3,134,175, or 57 percent, to $2,385,941 for the three months ended March 31, 2014 from $5,520,116 for the three months ended March 31, 2013.  Gross profit for the three months ended March 31, 2014 was  55 percent of net revenues versus 58 percent for the same period last year.  The reduction reflects the effect of lower unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased  $572,711, or 26 percent, to $1,590,718 for the three months ended March 31, 2014 from $2,163,429 in the prior year period.  The decrease was due to a reduction in incentive compensation expense, partially offset by an increase in legal and consulting expenses.

Operating income for the three months ended March 31, 2014, was $795,223 versus operating income of $3,356,687 in the second quarter of fiscal year 2013, a decrease of $2,561,464, or 76 percent.  The decrease was due to lower unit sales.

Interest and other income, net, for the three months ended March 31, 2014 was $108,724, a decrease of $172,253 from the same period in fiscal year 2013, when interest and other income, net, was $280,977.  The decrease was primarily due to the one time distribution upon demutualization of an insurance carrier during the second quarter of fiscal year 2013.  The Company recorded a foreign currency transaction loss of $23,968 in the most recent quarter, compared with a foreign currency transaction loss of $29,626 for the same period last year.

Income tax expense for the three months ended March 31, 2014 was $504,898, an increase of $388,529 from the same period in fiscal year 2013, when income tax expense was $116,369.  The increase was due to the fact that taxes related to income generated were partially offset for the three months ended March 31, 2013 when an income tax benefit related to net operating loss carryforwards triggered a reduction of the Company’s valuation allowance on its deferred tax assets, while no such income tax benefit was recorded for the three months ended March 31, 2014.   During the year ended September 30, 2013, the valuation allowance on the Company's deferred tax assets was fully realized based on current operations.  As a result the Company does not expect to recognize such tax benefits to any significant extent in its consolidated statements of income for periods after September 30, 2013.  However, the Company's net operating loss carryforwards of $19,165,000 and $17,220,000 for federal and state income tax purposes expiring in years 2018 and 2027, respectively, and the U.K. net operating loss carryforward of $63,264,000, which can be carried forward indefinitely, will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

The Company's net income decreased $3,116,588, or 89 percent, to $375,081 in the three months ended March 31, 2014 from net income of $3,491,669 in the same period of the prior year, as a result of the factors discussed above. Net income was 9 percent and 37 percent of net revenues for the three months ended March 31, 2014 and 2013, respectively.

SIX MONTHS ENDED MARCH 31, 2014 COMPARED TO SIX MONTHS ENDED MARCH 31, 2013

The Company generated net revenues of $11,036,418 and net income of $1,839,684, or $0.06 per diluted share, for the six months ended March 31, 2014, compared to net revenues of $19,387,093 and net income of $7,025,515, or $0.24 per diluted share, for the six months ended March 31, 2013.

Net revenues decreased $8,350,675, or 43 percent, on a 43 percent decrease in unit sales for the six months ended March 31, 2014, compared with the same period last year.  The decrease was primarily due to the volatility of timing and shipment of large orders.  The FC2 average sales price per unit increased 0.5 percent compared with the same period last year.

Cost of sales decreased  $2,928,795, or 37 percent, to $4,971,983 in the six months ended March 31, 2014 from $7,900,778 for the same period last year.  The decrease was due to lower unit sales, partially offset by the Company’s volume purchasing incentive program.

Gross profit decreased $5,421,880, or 47 percent, to $6,064,435 for the six months ended March 31, 2014 from $11,486,315 for the six months ended March 31, 2013.  Gross profit for the six months ended March 31, 2014 was  55 percent of net revenues versus 59 percent for the same period last year.  The reduction reflects the effect of lower unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased  $843,018, or 19 percent, to $3,685,576 for the six months ended March 31, 2014 from $4,528,594 for the six months ended March 31, 2013.  The decrease was primarily due to a reduction in incentive compensation expense.

Operating income for the six months ended March 31, 2014, was $2,378,859 versus operating income of $6,957,721 in the same period last year, a decrease of $4,578,862, or 66 percent.  The decrease in operating income was due to lower unit sales.

Interest and other income, net, for the six months ended March 31, 2014 was $106,922, a decrease of $169,741 from the same period in fiscal year 2013, when interest and other income, net, was $276,733.  The decrease was primarily due to the one time distribution upon demutualization of an insurance carrier during the six months ended March 31, 2013.  The Company recorded a foreign currency transaction loss of $42,394 in the first half of fiscal year 2014 compared with a foreign currency transaction loss of $66,893 in the same period last year.

Income tax expense for the six months ended March 31, 2014 was $603,773, an increase of $461,727 from the same period in fiscal year 2013, when income tax expense was $142,046.    The increase was due to the fact that taxes related to income generated were partially offset for the six months ended March 31, 2013 when an income tax benefit related to net operating loss carryforwards triggered a reduction of the Company’s valuation allowance on its deferred tax assets, while there was no such offset for the six months ended March 31, 2014.   During the fiscal year ended September 30, 2013, the valuation allowance on the Company's deferred tax assets was fully realized based on current operations.  As a result the Company does not expect to recognize such tax benefits to any significant extent in its consolidated statements of income for periods after September 30, 2013.  However, the Company's net operating loss carryforwards of $19,165,000 and $17,220,000 for federal and state income tax purposes expiring in years 2018 and 2027, respectively, and the U.K. net operating loss carryforward of $63,264,000, which can be carried forward indefinitely, will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

The Company's net income decreased $5,185,831, or 74 percent, to $1,839,684 in the six months ended March 31, 2014 from net income of $7,025,515 in the same period of the prior year, as a result of the factors discussed above. Net income was 17 percent and 36 percent of net revenues for the six months ended March 31, 2014 and 2013, respectively.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $1.2 million in the six months ended March 31, 2014, which included a negative impact of changes in operating assets and liabilities of $(1.8) million, compared with $5.0 million in the six months ended March 31, 2014, which included a negative impact of changes in operating assets and liabilities of $(2.7) million.

Accounts receivable increased from $2.4 million at September 30, 2013 to $2.5 million at March 31, 2014.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 33 days.  Over the past five years, the Company’s bad debt expense has been less than 0.01 percent of product sales.

Beginning February 16, 2010, through March 31, 2014, the Company has paid 17 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 4 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through February 5, 2014.  The Company paid cash dividends of $4.1 million and $3.5 million during the six months ended March 31, 2014 and 2013, respectively.

On March 24, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share.  The Company will pay, from its cash on hand, $2.0 million pursuant to the dividend on May 7, 2014 to stockholders of record as of April 30, 2014.

Dividends paid by the Company during the six months ended March 31, 2014 of $4.1 million significantly exceeded cash from operations of $1.2 million during that period and have reduced the Company’s cash.  The Company will pay an additional $2.0 million pursuant to a dividend on May 7, 2014.  If the Company’s cash from operations does not increase, the Company may not have sufficient cash to continue paying subsequent dividends in calendar 2014.  Payment of future dividends is at the discretion of the Board of Directors and the Board may decide to reduce or eliminate quarterly dividends if the Company does not have sufficient cash flows to continue to pay dividends at the current rate or if other expenditures are given a higher priority.

At March 31, 2014, the Company had working capital of $10.0 million and stockholders’ equity of $27.8 million compared to working capital of $12.6 million and stockholders’ equity of $25.9 million as of March 31, 2013.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2013, the Company entered into the Loan Agreement with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at March 31, 2014) plus 0.5 percent. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either March 31, 2014 or September 30, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company has had a Stock Repurchase Program since January 2007.  The Stock Repurchase Program currently authorizes a total of 3 million shares to be acquired through December 31, 2014.  From the program’s onset through March 31, 2014, the total number of shares repurchased by the Company is 2,015,954.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008, the Company’s board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company’s equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  During the three and six months ended March 31, 2014, private repurchase transactions were 1,500 shares, and there were no open market repurchase transactions.  During the three and six months ended March 31, 2013, private repurchase transactions were 18,125 shares and 43,125 shares, respectively, and open market repurchase transactions were 10,000 shares.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2014:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May yet be Purchased Under the Program
January 1, 2007 – December 31, 2013	2,014,454	$3.51	2,014,454	985,546
January 1, 2014 - January 31, 2014	—	—	2,014,454	985,546
February 1, 2014 - February 28, 2014	—	—	2,014,454	985,546
March 1, 2014 - March 31, 2014	1,500	6.91	2,015,954	984,046
Quarterly Subtotal	1,500	6.91	1,500
Total	2,015,954	$3.51	2,015,954	984,046

Item 6.  Exhibits

Exhibit

Number        Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

THE FEMALE HEALTH COMPANY

DATE: May 1, 2014

/s/ Karen King

Karen King,  President and

Chief Executive Officer

DATE: May 1, 2014

/s/ Michele Greco

Michele Greco, Vice President and

Chief Financial Officer