Form 10-Q
period 2014-06-30
FEMALE HEALTH CO
filed 2014-07-31
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 30, 2014, the registrant had 28,885,752 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements, advertising and promotional expenditures and strategic initiatives; factors related to increased competition from existing and new competitors including the potential for reduced sales,  pressure on pricing for FC2 and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; the Company’s ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives, the Company’s ability to successfully integrate acquired businesses, technologies or products; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10‑K for the year ended September 30, 2013.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
ASSETS
Current Assets:
Cash	$4,142,231	$8,922,430
Accounts receivable, net	5,419,568	2,362,165
Income tax receivable	78,038	78,440
Inventory, net	3,029,417	2,459,417
Prepaid expenses and other current assets	374,290	514,213
Deferred income taxes	1,657,000	2,552,000
TOTAL CURRENT ASSETS	14,700,544	16,888,665

Other assets	174,568	138,458

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,906,164	4,821,001
Less accumulated depreciation and amortization	(3,154,076)	(2,726,171)
Plant and equipment, net	1,752,088	2,094,830

Deferred income taxes	16,048,000	16,048,000
TOTAL ASSETS	$32,675,200	$35,169,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,213,365	$904,049
Accrued expenses and other current liabilities	1,782,915	1,520,952
Accrued compensation	386,632	962,693
Accrued dividend	5,338	19,505
TOTAL CURRENT LIABILITIES	3,388,250	3,407,199

Deferred rent	46,133	66,799
Deferred grant income	39,196	57,819
Deferred income taxes	234,007	235,179
TOTAL LIABILITIES	3,707,586	3,766,996

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	309,247	306,948
Additional paid-in-capital	68,301,482	67,460,478
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(31,775,855)	(28,715,040)
Treasury stock, at cost	(7,285,741)	(7,067,910)
TOTAL STOCKHOLDERS' EQUITY	28,967,614	31,402,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,675,200	$35,169,953

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2014	2013

Net revenues	$7,900,055	$7,280,498

Cost of sales	3,729,785	3,537,418

Gross profit	4,170,270	3,743,080

Operating expenses	2,142,640	2,653,184

Operating income	2,027,630	1,089,896

Non-operating expense:
Interest and other expense, net	(993)	(767)
Foreign currency transaction loss	(15,818)	(33,280)
Total non-operating expense	(16,811)	(34,047)

Income before income taxes	2,010,819	1,055,849

Income tax expense	851,321	328,938

Net income	$1,159,498	$726,911

Net income per basic common share outstanding	$0.04	$0.03

Basic weighted average common shares outstanding	28,561,648	28,381,923

Net income per diluted common share outstanding	$0.04	$0.03

Diluted weighted average common shares outstanding	28,885,427	28,750,679

Cash dividends declared per common share	$—	$—

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2014	2013

Net revenues	$18,936,473	$26,667,591

Cost of sales	8,701,768	11,438,196

Gross profit	10,234,705	15,229,395

Operating expenses	5,828,216	7,181,778

Operating income	4,406,489	8,047,617

Non-operating income:
Interest and other income, net	105,999	275,966
Foreign currency transaction loss	(58,212)	(100,173)
Total non-operating income	47,787	175,793

Income before income taxes	4,454,276	8,223,410

Income tax expense	1,455,094	470,984

Net income	$2,999,182	$7,752,426

Net income per basic common share outstanding	$0.11	$0.27

Basic weighted average common shares outstanding	28,534,327	28,368,212

Net income per diluted common share outstanding	$0.10	$0.27

Diluted weighted average common shares outstanding	28,871,864	28,726,565

Cash dividends declared per common share	$0.21	$0.19

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES
Net income	$2,999,182	$7,752,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429,188	418,352
Amortization of deferred income from grant	(18,623)	(18,623)
Share-based compensation	616,493	573,538
Deferred income taxes	893,828	(4,521)
Loss on disposal of fixed assets	430	940
Changes in current assets and liabilities	(3,439,426)	4,034,586
Net cash provided by operating activities	1,481,072	12,756,698

INVESTING ACTIVITIES
Capital expenditures	(86,876)	(289,425)
Net cash used in investing activities	(86,876)	(289,425)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	117,600	—
Purchases of common stock for treasury shares	(217,831)	(371,992)
Dividends paid on common stock	(6,074,164)	(5,460,306)
Net cash used in financing activities	(6,174,395)	(5,832,298)

Net (decrease) increase in cash	(4,780,199)	6,634,975
Cash at beginning of period	8,922,430	5,295,462

CASH AT END OF PERIOD	$4,142,231	$11,930,437

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$581,376	$207,391
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$297,806	$189,644
Dividends payable	6,913	8,170

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

Operating results for the three and nine months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2013.

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company-UK, and its wholly owned subsidiaries, The Female Health Company-UK, plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 Female Condom ("FC2").  The Female Health Company-UK, is the holding company of The Female Health Company-UK, plc, which is located in a 6,400 sq. ft. leased office facility located in London, England. The Female Health Company (M) SDN.BHD leases a 44,700 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

Since the Company began distributing FC2 in 2007, it has been shipped to 144 countries. The product is marketed directly to consumers in 16 countries by various country-specific commercial partners.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 50 days. Over the past five years, the Company’s bad debt expense has been less than 0.01 percent of product sales.  The balance in the allowance for doubtful accounts was $13,180 at June 30, 2014 and September 30, 2013.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $57,458 and $55,455 at June 30, 2014 and September 30, 2013, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $15,818 and $58,212 for the three and nine months ended June 30, 2014, respectively, compared to a loss of $33,280 and $100,173 for the three and nine months ended June 30, 2013, respectively.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2013 consolidated financial statements have been reclassified to conform to the June 30, 2014 presentation.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Denominator	2014	2013	2014	2013
Weighted average common shares outstanding - basic	28,561,648	28,381,923	28,534,327	28,368,212
Net effect of dilutive securities:
Options	128,169	169,080	141,927	158,677
Unvested restricted shares	195,610	199,676	195,610	199,676
Total net effect of dilutive securities	323,779	368,756	337,537	358,353
Weighted average common shares outstanding - diluted	28,885,427	28,750,679	28,871,864	28,726,565
Income per common share – basic	$0.04	$0.03	$0.11	$0.27
Income per common share – diluted	$0.04	$0.03	$0.10	$0.27

All the outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three and nine months ended June 30, 2014 and 2013.

NOTE 3 - Inventory

Inventory consists of the following components at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

Raw material	$852,235	$868,742
Work in process	49,050	77,782
Finished goods	2,151,492	1,554,026
Inventory, gross	3,052,777	2,500,550
Less: inventory reserves	(23,360)	(41,133)
Inventory, net	$3,029,417	$2,459,417

NOTE 4 – Line of Credit

On August 1, 2013, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at June 30, 2014) plus 0.5 percent. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either June 30, 2014 or September 30, 2013.  The Company expects that the revolving note with the Bank will be renewed on August 1, 2014 for a one-year term expiring on August 1, 2015 with no other significant change in the terms of the facility.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of June 30, 2014,  1,037,018 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three and nine months ended June 30, 2014 and 2013.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No stock compensation expense related to options was recognized for the three and nine months ended June 30, 2014 and 2013.

During the nine months ended June 30, 2014, 30,000 stock options were exercised and the Company received $117,600 of proceeds from the exercise of these stock options.  The intrinsic value of the options exercised was $89,000.  During the nine months ended June 30, 2013, 36,250 stock options were exercised using the cashless exercise option available under the plan which entitled the holders to 28,172 shares of common stock.  The intrinsic value of the options exercised was $272,000.

The following table summarizes the stock options outstanding and exercisable at June 30, 2014:

	Options	Wghted. Avg.
	Outstanding and Exercisable	Remaining Life	Wghted. Avg.	Aggregate
	at June 30, 2014	(years)	Exercise Price	Intrinsic Value
Total	210,000	3.11	$2.46	$640,200

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $5.51 per share as of the last business day of the period ended June 30, 2014.  As of June 30, 2014, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.  The deferred tax asset and realized benefit from stock options exercised and other share-based payments for the three and nine months ended June 30, 2014, was not recognized, based on the Company’s election of the “with and without” approach.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 170,910 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2014. The fair value of the awards granted was approximately $1,471,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were 250 shares of restricted stock forfeited during the three and nine months ended June 30, 2014.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $212,000 and $616,000 for the three and nine months ended June 30, 2014, respectively, $188,000 of which was included in accrued expenses at the nine months then ended since the related shares had not yet been issued at June 30, 2014.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and nine months ended June 30, 2013 was approximately $180,000 and $573,000, respectively, of which $176,000 was included in accrued expenses at June 30, 2013.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2014 and 2013. As of June 30, 2014, there was approximately $1,081,000, representing approximately 129,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 2.08 years.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants during the periods ended June 30, 2014 or 2013.  During the nine months ended June 30, 2013, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  As of June 30, 2014, there are no outstanding warrants.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2014.  From the program’s onset through June 30, 2014, the total number of shares repurchased by the Company is 2,050,954.  The total number of shares that may yet be purchased under the program is 949,046. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. Total repurchase transactions are as follows (in shares):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Open market repurchase transactions	35,000	—	35,000	10,000
Private repurchase transactions	—	—	1,500	43,125
Total repurchase transactions	35,000	—	36,500	53,125

Total repurchase activity through June 30, 2014 is as follows:

	Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through June 30, 2014
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2013	2,014,454	$3.51	$7,067,910
October 1, 2013 - October 31, 2013	—	—	—
November 1, 2013 - November 30, 2013	—	—	—
December 1, 2013 - December 31, 2013	—	—	—
Quarterly Subtotal	—	—	—
January 1, 2014 - January 31, 2014	—	—	—
February 1, 2014 - February 28, 2014	—	—	—
March 1, 2014 - March 31, 2014	1,500	$6.91	$10,365
Quarterly Subtotal	1,500	$6.91	$10,365
April 1, 2014 - April 30, 2014	—	—	—
May 1, 2014 - May 31, 2014	35,000	5.93	207,466
June 1, 2014 - June 30, 2014	—	$—	$—
Quarterly Subtotal	35,000	$5.93	$207,466
Nine Months Subtotal	36,500	$5.97	$217,831
Total	2,050,954	$3.55	$7,285,741

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for				Long-Lived Asset As Of
	the Nine Months Ended June 30,				June 30,	September 30,
	2014		2013		2014	2013
South Africa	$2,581	(1)	$5,421	(1)	$—	$—
Angola	2,476	(1)	*		—	—
Tanzania	1,936	(1)	*		—	—
United States	1,770		1,987		99	154
Congo	1,511		1,706		—	—
Brazil	*		4,480	(1)	—	—
Nigeria	*		2,878	(1)	—	—
Malaysia	*		*		1,637	1,853
United Kingdom	*		*		162	181
Other	8,662		10,196		29	45
Total	$18,936		$26,668		$1,927	$2,233

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

As of June 30, 2014, the Company had U.S. federal and state net operating loss carryforwards of approximately $19,165,000 and $17,220,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $63,264,000 as of June 30, 2014, which can be carried forward indefinitely to be used to offset future U.K. taxable income. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of June 30, 2014.    With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and nine months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income tax expense at statutory rates	$683,000	$359,000	$1,514,000	$2,796,000
State income tax, net of federal benefits	126,000	67,000	279,000	516,000
Non-deductible expenses	1,000	1,000	3,000	8,000
Effect of AMT expense	34,000	10,000	53,000	26,000
Effect of lower foreign income tax rates	(62,087)	(45,631)	(209,462)	(812,772)
Effect of share-based compensation	7,000	—	(207,000)	—
Other	62,408	—	22,556	—
Decrease in valuation allowance	—	(62,431)	—	(2,062,244)
Income tax expense	$851,321	$328,938	$1,455,094	$470,984

Note 10 – Dividends

Beginning February 16, 2010, through June 30, 2014, the Company has paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  The Company paid cash dividends of approximately $6.1 million and $5.5 million during the nine months ended June 30, 2014 and 2013, respectively.

On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 433 million FC1 and FC2 Female Condoms.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2. FC2 is currently the only FDA approved and marketed female-controlled product that prevents STIs, including HIV/AIDS. Used consistently and correctly, FC2 provides women dual protection against STIs, including HIV/AIDS, and unintended pregnancy.  When used correctly the protection rates against unintended pregnancies and STIs are 95 percent for female condoms compared to 98 percent for male condoms according to the FDA.  FC2 is not seen as directly competing with the male condom; it provides an alternative to either unprotected sex or male condom usage.

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

In the United States, the CDC continues to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  Women of color comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  In 2010, the CDC listed the rate of new HIV infection for black women as approximately 8 times the rate for white women in the United States. In 2010, in the United States, it estimated that one in 32 black women would be diagnosed with HIV in her lifetime, compared to the one in 526 incidence rate amongst white women.

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

During the London Summit, FHC announced a Public/Private Partnership program to support the goal to provide contraceptives to an additional 120 million women by 2020.  FHC’s program includes the following: aggregate annual FC2 purchases from all major public sector buyers each year to establish volume-based unit pricing for the succeeding year;  award major public sector purchasers with FC2 Female Condoms equal to 5 percent of their total annual units purchased, at no cost to such purchasers; and invest up to $14 million over the period from 2013 through 2018 in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.

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

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and STI prevention, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA), the United States Agency for International Development (USAID), the Joint United Nations Programme on HIV/AIDS (UNAIDS), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical support and assist with its customers’ prevention and family planning programs. The Company has also announced new initiatives to increase its investment in sales and marketing activities.  As part of these new initiatives, the Company appointed an Executive Vice President of New Business Development in July 2014, who will be building a small team of sales professionals to implement the FC2 growth strategy.  The Company remains strongly committed to realizing the market potential for FC2, both in the global public sector and potentially as a consumer product in developed countries, and believes that increased spending on sales and marketing activities will accelerate and grow global demand for FC2.  Additionally, the Company will pursue the acquisition of a new product, technology and/or business that is complementary to FC2 in market segment, product category or channel presence.

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

In the U.S., municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York and Washington, D.C., are all examples of cities with programs providing female and male condoms free of charge. In New York City, at June 30, 2014 FC2 has been distributed in 1,567 locations, up 16% over 1,351 locations at June 30, 2013.

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

Manufacturing Facilities

The Company leases 25,900 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  In 2012, the Company completed the expansion of the facility’s manufacturing capacity by 20 percent to approximately 100 million units annually    The cost was approximately $700,000, which was funded internally.

In fiscal 2014 the Company leased an additional 18,800 sq. ft adjacent to its existing Malaysian facility to support future capacity build-outs which provides sufficient space to add manufacturing capacity of up to an additional 100 million units annually. The Company will consider manufacturing in other locations as the demand for FC2 develops.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. FDA approval is required to sell female condoms in the U.S. or through USAID. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. FC2 has also been competing with other female condoms in markets that do not require either FDA approval or WHO prequalification.  Some customers in the global public sector have sought greater competition in the procurement process and may prioritize price over other features where FC2 may have an advantage.  Competitors including Cupid have received portions of recent tenders.  Increasing competition in FC2’s markets may put pressure on pricing for FC2 or adversely affect sales of FC2.  It is also possible that other female condoms may receive FDA approval or complete the WHO prequalification process, which would increase competition from other female condoms in FC2’s markets.

Patents and Trademarks

FC2 patents have been issued by the United States, Europe, Canada, Australia, South Africa, the People’s Republic of China,  Japan, Mexico, Brazil, India and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.  Further, the European patent for that product has been validated in the following countries: Austria, Belgium, Bulgaria, Switzerland, Republic of Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Romania, Sweden, Slovenia, Slovakia, and Turkey.  The patents cover the key aspects of FC2, including its overall design and manufacturing process.  The patents have expiration dates in 2023 and 2024.

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

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some governmental agencies purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  Administrative issues, politics, bureaucracy, process errors, changes in government leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variations due to the timing and shipment of large orders.

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

Receipt by the Company of large orders from Brazil and the Republic of South Africa (RSA) positively impacted results in fiscal 2012 and fiscal 2013.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2014	2013	2012	2011	2010
October 1 – December 31	11,832,666	17,114,630	15,166,217	6,067,421	9,527,700
January 1 – March 31	7,298,968	16,675,035	13,945,320	8,905,099	12,960,496
April 1 – June 30	13,693,652	12,583,460	15,198,960	5,922,334	2,606,802
July 1 - September 30		8,386,800	17,339,500	11,977,716	13,824,264
Total	32,825,286	54,759,925	61,649,997	32,872,570	38,919,262

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

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning. The Company offers uniform pricing to such agencies, rather than entering into long-term supply agreements. The Company's three largest customers currently are UNFPA, USAID, and Sekunjalo Investments Corporation (PTY) Ltd., a distributor in the RSA.  In the United States, FC2 is sold to city and state public health clinics as well and to not-for-profit organizations such as Planned Parenthood.

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

In July 2014, the Company announced new initiatives to increase its investment in sales and marketing activities.  Such increased sales and marketing spending may affect the Company’s operating expenses in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

The Company generated net revenues of $7,900,055 and net income of $1,159,498, or $0.04 per diluted share, for the three months ended June 30, 2014, compared to net revenues of $7,280,498 and net income of $726,911, or $0.03 per diluted share, for the three months ended June 30, 2013.

Net revenues increased $619,557, or 9 percent, on a 9 percent increase in unit sales for the three months ended June 30, 2014, compared with the same period last year.  The increase was primarily due to the volatility of timing and shipment of orders.  The FC2 average sales price per unit decreased 0.3 percent compared with the same period last year due to changes in sales mix.

Cost of sales increased $192,367, or 5 percent, to $3,729,785 in the three months ended June 30, 2014 from $3,537,418 for the same period last year.

Gross profit increased $427,190, or 11 percent, to $4,170,270 for the three months ended June 30, 2014 from $3,743,080 for the three months ended June 30, 2013.  Gross profit for the three months ended June 30, 2014 was 53 percent of net revenues versus 51 percent of net revenues for the same period last year.  The increase reflects the effect of higher unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased $510,544, or 19 percent, to $2,142,640 for the three months ended June 30, 2014 from $2,653,184 in the prior year period.  The decrease was due to a reduction in incentive compensation expense, partially offset by an increase in legal and consulting expenses.

Operating income for the three months ended June 30, 2014, was $2,027,630 versus operating income of $1,089,896 in the third quarter of fiscal year 2013, an increase of $937,734, or 86 percent.  The increase was primarily due to higher unit sales, improved gross margins and lower operating expenses.

Interest and other expense, net, for the three months ended June 30, 2014 was $993, an increase of $226 from the same period in fiscal year 2013, when interest and other expense, net, was $767.  The Company recorded a foreign currency transaction loss of $15,818 in the most recent quarter, compared with a foreign currency transaction loss of $33,280 for the same period last year.

Income tax expense for the three months ended June 30, 2014 was $851,321, an increase of $522,383 from the same period in fiscal year 2013, when income tax expense was $328,938.  The increase is primarily due to higher income before income taxes.

The Company's net income increased $432,587, or 60 percent, to $1,159,498 in the three months ended June 30, 2014 from net income of $726,911 in the same period of the prior year, as a result of the factors discussed above. Net income was 15 percent and 10 percent of net revenues for the three months ended June 30, 2014 and 2013, respectively.

NINE MONTHS ENDED JUNE 30, 2014 COMPARED TO NINE MONTHS ENDED JUNE 30, 2013

The Company generated net revenues of $18,936,473 and net income of $2,999,182, or $0.10 per diluted share, for the nine months ended June 30, 2014, compared to net revenues of $26,667,591 and net income of $7,752,426, or $0.27 per diluted share, for the nine months ended June 30, 2013.

Net revenues decreased $7,731,118, or 29 percent, on a 29 percent decrease in unit sales for the nine months ended June 30, 2014, compared with the same period last year.  The decrease was primarily due to the volatility of timing and shipment of orders.  The FC2 average sales price per unit increased 0.3 percent compared with the same period last year.

Cost of sales decreased $2,736,428, or 24 percent, to $8,701,768 in the nine months ended June 30, 2014 from $11,438,196 for the same period last year.  The decrease was due to lower unit sales.

Gross profit decreased $4,994,690, or 33 percent, to $10,234,705 for the nine months ended June 30, 2014 from $15,229,395 for the nine months ended June 30, 2013.  Gross profit for the nine months ended June 30, 2014 was 54 percent of net revenues versus 57 percent of net revenues for the same period last year.  The reduction reflects the effect of lower unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased $1,353,562, or 19 percent, to $5,828,216 for the nine months ended June 30, 2014 from $7,181,778 for the nine months ended June 30, 2013.  The decrease was primarily due to a reduction in incentive compensation expense and reduced variable expenses due to lower unit sales.

Operating income for the nine months ended June 30, 2014, was $4,406,489 versus operating income of $8,047,617 in the same period last year, a decrease of $3,641,128, or 45 percent.  The decrease in operating income was due to lower unit sales and lower gross margins, partially offset by a reduction in operating expenses.

Interest and other income, net, for the nine months ended June 30, 2014 was $105,999, a decrease of $169,967 from the same period in fiscal year 2013, when interest and other income, net, was $275,966.  The decrease was primarily due to the one time distribution upon demutualization of an insurance carrier during the nine months ended June 30, 2013.  The Company recorded a foreign currency transaction loss of $58,212 for the nine months ended June 30, 2014 compared with a foreign currency transaction loss of $100,173 in the same period last year.

Income tax expense for the nine months ended June 30, 2014 was $1,455,094, an increase of $984,110 from the same period in fiscal year 2013, when income tax expense was $470,984.  The increase is primarily due to the Company no longer recognizing an income tax benefit associated with reducing the Company’s valuation allowance on its deferred tax assets related to net operating loss carryforwards partially offset by lower income before income taxes.  During the year ended September 30, 2013, the valuation allowance on the Company’s deferred tax assets was fully realized based on current operations, and as a result the Company does not expect to recognize such tax benefits to any significant extent in its consolidated statements of income for periods after September 30, 2013.  However the Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.

The Company's net income decreased $4,753,244, or 61 percent, to $2,999,182 in the nine months ended June 30, 2014 from net income of $7,752,426 in the same period of the prior year, as a result of the factors discussed above. Net income was 16 percent and 29 percent of net revenues for the nine months ended June 30, 2014 and 2013, respectively.

Reliance on a Single Product

The Company currently derives all of its revenues from FC2, its sole current product. While management believes the global potential for FC2 is significant, the ultimate level of consumer demand around the world is not yet known.

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

Liquidity and Sources of Capital

The Company's operations generated positive cash flow of $1.5 million in the nine months ended June 30, 2014, which included a negative impact of changes in operating assets and liabilities of $(3.4) million, compared with $12.8 million in the nine months ended June 30, 2013, which included a positive impact of changes in operating assets and liabilities of $4.0 million.

Accounts receivable increased from $2.4 million at September 30, 2013 to $5.4 million at June 30, 2014.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 50 days.  Over the past five years, the Company’s bad debt expense has been less than 0.01 percent of product sales.

Beginning February 16, 2010, through June 30, 2014, the Company has paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  The Company paid cash dividends of $6.1 million and $5.5 million during the nine months ended June 30, 2014 and 2013, respectively.

On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

At June 30, 2014, the Company had working capital of $11.3 million and stockholders’ equity of $29.0 million compared to working capital of $13.6 million and stockholders’ equity of $26.7 million as of June 30, 2013.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2013, the Company entered into the Loan Agreement with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2014. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at a rate of the base rate (4.0 percent at June 30, 2014) plus 0.5 percent. The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either June 30, 2014 or September 30, 2013.  The Company expects that the revolving note with the Bank will be renewed on August 1, 2014 for a one-year term expiring on August 1, 2015 with no other significant change in the terms of the facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company has had a Stock Repurchase Program since January 2007.  The Stock Repurchase Program currently authorizes a total of 3 million shares to be acquired through December 31, 2014.  From the program’s onset through June 30, 2014, the total number of shares repurchased by the Company is 2,050,954.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008, the Company’s board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company’s equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  During the three months ended June 30, 2014, there were no private repurchase transactions and open market repurchase transactions were 35,000 shares.  For the nine months ended June 30, 2014, private repurchase transactions were 1,500 shares and open market repurchase transactions were 35,000 shares.  During the three months ended June 30, 2013, there were no private or open repurchase transactions.  For the nine months ended June 30, 2013, private repurchase transaction were 43,125 shares and open market repurchases transactions were 10,000 shares.  Total repurchase activity through June 30, 2014 is as follows:

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through June 30, 2014:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May yet be Purchased Under the Program
January 1, 2007 – March 31, 2014	2,015,954	$3.51	2,015,954	984,046
April 1, 2014 - April 30, 2014	—	—	2,015,954	984,046
May 1, 2014 - May 31, 2014	35,000	5.93	2,050,954	949,046
June 1, 2014 - June 30, 2014	—	—	2,050,954	949,046
Quarterly Subtotal	35,000	5.93	35,000
Total	2,050,954	$3.55	2,050,954	949,046

Item 6.  Exhibits

Exhibit

Number        Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

THE FEMALE HEALTH COMPANY

DATE: July 31, 2014

/s/ Karen King

Karen King, President and

Chief Executive Officer

DATE: July 31, 2014

/s/ Michele Greco

Michele Greco, Vice President and

Chief Financial Officer