Form 10-K
period 2014-09-30
FEMALE HEALTH CO
filed 2014-12-02
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2014, was approximately $170.7 million based on the per share closing price as of March 31, 2014 quoted on the NASDAQ Capital Market for the registrant’s common stock, which was $7.76.

There were 28,817,465  shares of the registrant’s common stock, $0.01 par value per share outstanding at November 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2015 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “The Female Health Company,” “FHC” and the “Company” mean The Female Health Company and its subsidiaries collectively, unless the context indicates another meaning,  and the term "common stock" means shares of our common stock, par value of $0.01 per share.

THE FEMALE HEALTH COMPANY

FORM 10-K

September 30, 2014

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

PART I

Item 1. Business

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom (“FC2”).  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. FC2 was approved by the FDA as a Class III medical device in 2009.

Because FC2 is used for both disease prevention and family planning, the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, significant customers have included large global agencies, such as the United Nations Population Fund (“UNFPA”) and the United States Agency for International Development (“USAID”), through its facilitator, John Snow, Inc., Sekunjalo Investments Corporation (PTY) Ltd (“Sekunjalo”), the Company’s distributor in the Republic of South Africa (“RSA”), and the Brazil Ministry of Health either through UNFPA or Semina Indústria e Comércio Ltda (“Semina”), the Company’s distributor in Brazil.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations (“NGOs”).

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

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some governmental agencies purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units.  Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount.  Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand. Administrative issues, politics, bureaucracy, process errors, changes in government leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers. As a result, the Company may experience significant quarter-to-quarter sales variations due to the timing and shipment of large orders.

In the past few years, the Company’s business model, which includes high gross margins, modest capital expenditures and low expense requirements compared to production volumes, has permitted the Company to sustain profitable operations without debt. Continuation of this in the future periods will be contingent on a number of factors, including the degree and period of sales volatility, the strength of global demand for the Company’s product and competition in the Company’s markets.

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

Company History

The female condom was invented by a Danish physician who obtained a U.S. patent for FC1, the Company’s first generation product, in 1988. The physician subsequently sold certain rights to the condom to Chartex Resources Limited (“Chartex”). In the years that followed, Chartex, with resources provided by a Danish entrepreneur and a nonprofit Danish foundation, developed the manufacturing processes and completed other activities associated with bringing the female condom to market in certain non-U.S. countries. The Wisconsin Pharmacal Company, Inc. (“Wisconsin Pharmacal”, the Company's predecessor) owned certain rights to the female condom in the U.S., Canada and Mexico. Wisconsin Pharmacal pursued the pre-clinical and clinical studies and overall development of the product, necessary for U.S. FDA approval and worldwide distribution of the product.

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

The FDA approved FC1 for distribution in the U.S. in 1993 and approved the Company's U.K. FC1 manufacturing facility in 1994. FC1 was produced from a costly raw material, polyurethane, in a labor intensive manufacturing process in London, England.  To expand women’s access to the female condom, increase sales volume, reduce costs, and significantly increase gross margin, the Company developed its second generation Female Condom, FC2, which was completed in 2005.  The second generation product is made from a less costly raw material, a nitrile polymer. FC2’s production process is more efficient and less labor and capital intensive than that of FC1, making it less costly to produce.  Its price is now approximately 30 percent less than FC1.  FC2 is currently being produced at the Company’s facility in Selangor D.E., Malaysia.  Production in London was discontinued with the final shipment of FC1 in October 2009. As a result of the successful development of FC2, the Company was able to both reduce the price to the public health sector and increase its gross margin.

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

FC2 was approved by the FDA as a Class III medical device on March 10, 2009.  In addition to FDA approval, FC2 has been approved by other regulatory agencies, including the European Union, India and Brazil.  Based on a rigorous scientific review, WHO cleared FC2 for purchase by U.N. agencies in 2006.

Since FC2’s introduction in March 2007 through September 30, 2014, approximately 268 million FC2’s have been distributed in 144 countries. It is marketed to consumers through distributors, global public sector procurement organizations and retailers in 16 countries.  Since the first FDA approval in 1993, the Company has sold approximately 443 million Female Condoms (FC1 and FC2).

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and STI prevention, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, UNFPA, USAID, the United Nations Joint Programme on HIV/AIDS (“UNAIDS”), country-specific health ministries and NGOs, and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical sales support and assist with its customers’ prevention and family planning programs.

In July 2014, the Company announced a new growth strategy with two key elements.    The first element seeks to accelerate demand for FC2 by strengthening key customer relationships and creating greater awareness of FC2 in our current markets through sales and marketing efforts.  A portion of our training and education resources have been redeployed to support the sales and marketing activities, and the Company is also examining the potential for FC2 in the U.S. consumer market.  The Company appointed a new executive in July 2014, who has responsibility for directing resources to implement the FC2 growth strategy. The Company remains strongly committed to realizing the market potential for FC2, both in the global public sector and potentially as a consumer product in developed countries, and believes that increased spending on sales and marketing activities will accelerate and grow global demand for FC2. The second element of the Company’s new growth strategy involves product diversification.  The Company is actively evaluating the potential acquisition of additional products, technologies and businesses that are complementary to FC2 in terms of market segment, product category and/or channel presence.

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

In May 2014, a business case was published by Global Health Visions, LLC, commissioned by Rutgers WPF, the advocacy partner of the Universal Access to Female Condoms (UAFC) Joint Programme.  Part of the publication was a study comparing total expected costs with total estimated economical benefits and it determined there was an excellent return on investment for female condoms in sub-Saharan Africa.  For example, in Nigeria an investment of $1 offers a $3.20 return on investment to the country’s economy.

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

FC2’s primary raw material, a nitrile polymer, offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 warms to body temperature immediately upon insertion which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users who are unable to use male condoms without irritation. For example, 7 percent to 20 percent of the individuals with significant exposure to latex rubber (i.e., healthcare workers) experience such irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer.  FC2 is pre-lubricated, disposable and recommended for use during a single sex act.  FC2 is not reusable.

Global Market Potential

Because FC2 offers a woman dual protection against both unintended pregnancy and STIs, including HIV/AIDS, its market encompasses both family planning and disease prevention.

Disease Prevention.  The first clinical evidence of AIDS was noted more than thirty years ago.  Since then, HIV/AIDS has become the most devastating pandemic facing humankind in recorded history. In November 2009, WHO released statistics indicating that on a world-wide basis, HIV/AIDS is now the leading cause of death in women 15 to 44 years of age.  According to WHO, in 2012 worldwide women comprised 50 percent of all the adults living with HIV and approximately 58 percent of all new adult cases of HIV/AIDS in Sub-Saharan Africa were women. In the United States the Centers for Disease Control and Prevention (CDC) and FDA both list heterosexual sex as the most common method of HIV transmission in women.

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

In the United States, the CDC continues to report that the HIV/AIDS epidemic is taking an increasing toll on women and girls. Women of color, particularly black women, have been especially hard hit.  Women of color comprise both the majority of new HIV and AIDS cases among women, and the majority of women living with the disease.  In 2010, the CDC lists the rate of new HIV infection for black women as approximately 8 times the rate for white women in the United States. In 2010, in the United States, it estimated that one in 32 black women would be diagnosed with HIV in her lifetime, compared to the one in 526 incidence rate amongst white women.

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

On November 29, 2012, in conjunction with World AIDS day, U.S. Secretary of State Hillary Clinton, as part of the President’s Emergency Plan For AIDS Relief (“PEPFAR”), issued a blueprint for an AIDS Free Generation.  In the blueprint it states that female condoms are unique in providing a female-controlled HIV prevention option and that PEPFAR will work with partner governments and other donors to promote female condoms wherever effective programs can build a sustained demand.

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

On July 11, 2012, World Population Day, the U.K. Government and the Bill and Melinda Gates Foundation held a Summit on Family Planning in London, England (the “London Summit”).  It was attended by public health officials, government officials, and private sector companies that supply contraceptives and related products.  FHC was one of only fourteen companies, and the only condom manufacturer, invited to attend the London Summit.  The primary goal of the London Summit was to increase access to contraceptives to an additional 120 million poor women in 69 developing countries by 2020.

The Condom Market

The global public health sector market for male condoms is estimated to be greater than 6-7 billion units annually. The private sector market for male condoms is estimated at 10-15 billion units annually. The combined global male condom market (public and private sector) is estimated at a value of $4.5 billion annually.    The female condom market represents a very small portion of the total global condom market.

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

The Company believes that FC2’s PMA and FDA classification as a Class III medical device creates a significant barrier to entry in the U.S. market. The Company estimates that it would take up to six years to implement, execute and receive FDA approval of a PMA to market another type of female condom.

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

The Company’s facility may also be subject to inspection by UNFPA, USAID, International Organization for Standardization (ISO) and county specific ministries of health.

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

The Company's four largest customers in fiscal 2014 were UNFPA, USAID, Sekunjalo and Azinor International Lda, a customer in Angola (“Azinor”).  UNFPA accounted for 40 percent of unit sales in fiscal 2014, 62 percent of unit sales in fiscal 2013, and 40 percent of unit sales in fiscal 2012.  USAID accounted for 17 percent of unit sales in fiscal 2014, less than 10 percent of unit sales in fiscal 2013, and 25 percent of unit sales in fiscal 2012.  Sekunjalo accounted for 13 percent of unit sales in fiscal 2014, less than 10 percent of unit sales in fiscal 2013, and 20 percent of unit sales in fiscal 2012.    Azinor accounted for 11 percent of unit sales in fiscal 2014 with no unit sales in fiscal 2013 or fiscal 2012.  No other single customer accounted for more than 10 percent of unit sales in fiscal 2014, 2013 or 2012.  We also sell to the Brazil Ministry of Health either through UNFPA or Semina.  The Company considers its most significant customers to be UNFPA, USAID, Sekunjalo and Brazil Ministry of Health either through UNFPA or Semina.

Commercial Markets – Direct to Consumers

The Company has distribution agreements and other arrangements with commercial partners which market to consumers through distributors and retailers in 16 countries, including the United States, Brazil, Spain, France, and the United Kingdom. These agreements are generally exclusive for a single country. Under these agreements, the Company sells FC2 to the distributor partners, who market and distribute the product to consumers in the established territory.

In the U.S., FHC initiated the FC2 College Health Mini-Grant Program in early 2013. The objective is to create awareness and sexual health knowledge that results in online/in store retail purchasing by young women and men. Education and training is the key content element for this program, similar to the public sector. College health and wellness centers were contacted and advised that they could apply to participate in the FC2 Program. If accepted, FHC would provide a mini-grant ($50-$500) and related education and training materials to help start or enhance an on-campus FC2 program. Grants would be awarded based on a school’s intention to (1) raise awareness of FC2 on campus, (2) increase access to FC2 on campus, and (3) enhance students’ capacity to effectively and accurately use FC2. The pilot regions for The FC2 College Campus Program were determined through selection of the following four American College Health Associations Regional Affiliates: New England, New York, South and South West College Health Associations. In total 30 colleges were chosen to receive grants for The FC2 College Campus Program, including Colgate University, Tulane University and Duke University plus student groups from institutions such as Boston College and University of Florida.  Due to the pilot program’s success, the program has been implemented for the 2014 – 2015 academic year with 20 schools chosen to receive grants between $500 and $1,000.

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

In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  Municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York and Washington, D.C., are all examples of cities with programs providing female and male condoms free of charge. In New York City, at September 30, 2014 FC2 has been distributed in 1,625 locations, up 13% over 1,436 locations at September 30, 2013.

The Company has encouraged growth in the U.S. through education and program development support.  To make health professional education broadly available, the Company introduced its FC2 On-line Training Program in March 2012.

The National Female Condom Coalition (NFCC) and Universal Access to Female Condoms (UAFC) sponsored the third annual Global Female Condom Day on September 16, 2014. The 2014 Global Female Condom Day drew greater attention and participation than in the previous year. Public events highlighting the need for access to female condoms and promoting their use in family planning and disease prevention were organized around the world and in the U.S., including events specifically initiated or co-sponsored by the Company.  The Company assembled five internationally recognized health experts and sexual health advocates to record their insights on the challenges and opportunities facing female condom use in the U.S. and around the world, which was made available on Global Female Condom Day.

Globally, the Company has a multilingual website that provides downloadable training and education information in English, Portuguese, Spanish and French, which is viewed approximately 1,500 times per month.  The Company also has a multilingual YouTube channel for FC2 animation and instructions which has been viewed more than 10 million times since it was launched in December 2012.

Outside of the U.S., 184 training and education sessions were held in 7 countries, with an estimated 118,000 people participating in the sessions in 2014.   In addition, persons in 40 countries asked for and received information and advice on training and education.

Employees

As of November 28, 2014, the Company had 149 full-time employees, including 12 located in the U.S., 12 in the U.K., 121 in Malaysia and 4 in other countries to implement training and programs, and 1  part-time employee located in the U.S. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.  In Malaysia, a significant proportion of direct labor is supplied by a contracted work force.

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws related to the manufacture and distribution of FC2.  The Company has not incurred environmental expenses in fiscal 2014, 2013 or 2012, nor does it anticipate environmental expenses in the foreseeable future.

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

Manufacturing Facilities

The Company leases 25,900 sq. ft. of production space in Selangor D.E., Malaysia for the production of FC2.  In 2012, the Company completed the expansion of the facility’s manufacturing capacity by 20 percent to approximately 100 million units annually. The cost was approximately $700,000, which was funded internally.

In fiscal 2014 the Company leased an additional 19,900 sq. ft adjacent to its existing Malaysian facility to support future capacity build-outs which provides sufficient space to add manufacturing capacity of up to an additional 100 million units annually. The Company is currently utilizing this facility for warehouse storage.  The Company will consider manufacturing in other locations as the demand for FC2 develops.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. FDA approval is required to sell female condoms in the U.S. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. FC2 has also been competing with other female condoms in markets that do not require either FDA approval or WHO prequalification.  We have experienced increasing competition in the global public sector, and competitors including Cupid received part of the last South African tender.  Increasing competition in FC2’s markets may put pressure on pricing for FC2 or adversely affect sales of FC2, and some customers, particularly in the global public sector, may prioritize price over other features where FC2 may have an advantage.  It is also possible that other female condoms may receive FDA approval or complete the WHO prequalification process, which would increase competition from other female condoms in FC2’s markets.

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

Backlog

Unfilled product orders totaled $9,848,220 at November 28, 2014 and $2,940,710 at November 29, 2013.  Unfilled orders materially fluctuate from quarter-to-quarter, and the amount at November 28, 2014 includes orders with requested delivery dates later in fiscal 2015. The Company expects current unfilled orders to be filled during fiscal 2015.

Available Information

The Company maintains a corporate website for investors at www.fhcinvestor.com and it makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that the Company files with or furnishes to the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  Information on the Company's website is not part of this report.

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

At this time, we derive our revenues from sales of our only current product, FC2.  The ultimate level of demand for FC2 is uncertain, and we may not be able to grow our business if demand for FC2 does not increase.  We also depend on public sector agencies around the world to continue to include FC2 in their STI prevention and family planning programs; and on our commercial sector distribution partners to successfully market and distribute FC2.  A decline in demand for FC2 would reduce our net revenues and profitability.

Our business may be affected by contracting risks with government and other international health agencies.

Our customers are primarily large international agencies and government health agencies which purchase and distribute FC2 for use in family planning and HIV/AIDS prevention programs.  Sales to such agencies may be subject to government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts under governmental tenders, process errors, politics or other pressures, and the risk that contracts may be subject to cancellation, delay or restructuring.  A governmental tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units.  Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount.  As a result government agencies may order and purchase fewer units than the full maximum tender amount and there are no guarantees as to the timing or amount of actual orders or shipments under government tenders.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  These contracting risks may cause significant quarter-to-quarter variations in our operating results and could adversely affect our net revenues and profitability.  Budget issues, spending cuts and global health spending priorities affecting government health agencies may also adversely affect demand for our product and our net revenues.

Competition from other products, including other female condoms, may have an adverse effect on our net revenues and profit margins.

We may be unable to compete successfully against current and future competitors, and competitive pressures could have a negative effect on our net revenues and profit margins.  Other parties have developed and marketed female condoms, although only one such product has WHO pre-clearance and none of these female condoms have been approved by the FDA.  FDA approval is required to sell female condoms in the U.S., and WHO pre-clearance is required to sell female condoms to U.N. agencies.  FC2 has also been competing with other female condoms in markets that do not require either FDA approval or WHO prequalification.  We have experienced increasing competition in the global public sector, and competitors received part of the last South African tender.  Increasing competition in FC2’s markets may put pressure on pricing for FC2 or adversely affect sales of FC2, and some customers, particularly in the global public sector, may prioritize price over other features where FC2 may have an advantage.  It is also possible that other companies will develop a female condom, and such companies could have greater financial resources and customer contacts than us.  In addition, other contraceptive methods may compete with FC2 for funding and attention in the global public sector.

We may experience difficulties in implementing our growth initiatives.

We have announced new initiatives to increase our investment in sales and marketing activities.  We may face a number of obstacles to successfully implementing these initiatives, such as the costs associated with entering new markets or expanding current markets, retaining adequate numbers of effective sales and marketing personnel, developing and implementing effective marketing efforts, and establishing and maintaining appropriate regulatory compliance.  We cannot assure you that we will be successful in implementing our growth strategies or that such strategies, even if implemented, will lead to the successful achievement of our objectives.  Even if we are able to increase our sales as a result of our growth initiatives, we may not be able to achieve an adequate return on the amount we invest in these initiatives.

An inability to identify or complete future acquisitions could adversely affect our future growth.

As part of our growth initiatives, we intend to pursue acquisitions of new products, technologies and/or businesses that are complementary to FC2 and enable us to leverage our competitive strengths.  While we continue to evaluate potential acquisitions, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for acquisitions where required or otherwise complete acquisitions in the future.  An inability to identify or complete future acquisitions could limit our future growth.

We may experience difficulties in integrating strategic acquisitions.

The integration of acquired companies and their operations into our operations involves a number of risks, including:

•	the acquired business may experience losses that could adversely affect our profitability;
•	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
•	possible failure to accomplish the strategic objectives for an acquisition;
•	the loss of key personnel of the acquired business;
•	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net revenues;
•	diversion of management’s attention could impair their ability to effectively manage our business operations;
•

we may record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges and we may also incur amortization expenses related to intangible assets; and

•	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

Additionally, we may borrow funds to finance strategic acquisitions.  Debt leverage resulting from future acquisitions could adversely affect our operating margins and limit our ability to capitalize on future business opportunities.  Such borrowings may also be subject to fluctuations in interest rates.

We depend on three major customers for a significant portion of our net revenues.

The Company's three largest customers currently are UNFPA, USAID and Sekunjalo.  UNFPA accounted for 40 percent of unit sales in fiscal 2014, 62 percent of unit sales in fiscal 2013, and 40 percent of unit sales in fiscal 2012.  USAID accounted for 17 percent of unit sales in fiscal 2014, less than 10 percent of unit sales in fiscal 2013, and 25 percent of unit sales in fiscal 2012.  Sekunjalo accounted for 13 percent of unit sales in fiscal 2014, less than 10 percent of unit sales in fiscal 2013, and 20 percent of unit sales in fiscal 2012.  We also sell to the Brazil Ministry of Health either through UNFPA or Semina.  An adverse change in our relationship with our largest customers could have a material adverse effect on our net revenues and profitability.

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

We rely on a single facility to manufacture FC2, which subjects us to the risk of supply disruptions.

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

If general economic conditions in the U.S. and other global markets in which we operate decline, or if consumers fear that economic conditions will decline, consumers may reduce expenditures for products such as our product.  Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability or other factors affecting economic conditions generally.  These changes may negatively affect the sales of our product, increase the cost and decrease the availability of financing, or increase costs associated with producing and distributing our product.  In addition, a substantial portion of the sales of FC2 are made in the public market to government agencies, including USAID and other government agencies around the world.  Worsening economic conditions as well as budget deficits and austerity measures may cause pressures on government budgets and result in a reduction in purchases of FC2 by governmental agencies. Sales of our product fluctuate, which causes our operating results to vary from quarter-to-quarter.

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

As of November 28, 2014, our directors and executive officers and their affiliates beneficially owned in the aggregate approximately 23.6 percent of the outstanding shares of our common stock.  If these shareholders were to vote together as a group, they would have the ability to exert significant influence over our Board of Directors and policies.  For instance, these shareholders would be able to exert a significant influence over the outcome of all shareholder votes, including votes concerning director elections, amendments to our articles of incorporation and possible mergers, corporate control contests and other significant corporate transactions.

There are provisions in our charter documents, Wisconsin law and change of control agreements with our officers that might prevent or delay a change in control of our company.

We are subject to a number of provisions in our charter documents, Wisconsin law and change of control agreements that may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable.  These provisions include the following:

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

The trading price of our common stock has been volatile and may become volatile again in the future.  The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	our failure to meet market expectations for our performance;
•	the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance;
•	fluctuation in our quarterly operating results;
•	substantial sales of our common stock;
•	general stock market conditions; or
•	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company leases approximately 5,100 square feet of office space at 515 North State Street, Suite 2225, Chicago, IL 60654.  The lease expires October 31, 2016.  The Company utilizes warehouse space and sales fulfillment services of an independent public warehouse located in Wood Dale, IL for storage and distribution of FC2.   In June 2010, the Company entered a new lease agreement for 6,400 square feet of office space located in London, England.  The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015.  The Company manufactures and warehouses FC2 within a leased facility with 45,800 sq. ft. of production and warehouse space, in Selangor D.E., Malaysia.  The FDA-approved manufacturing process is subject to periodic inspections by the FDA as well as the U.K. based “notified body”, which is responsible for CE and ISO accreditation. The lease currently has an expiration date of September 1, 2016 and is renewable at the option of the Company for an additional three year term. The Company’s Malaysian production capacity is approximately 100 million units annually.

Item 3. Legal Proceedings.

The Company is not currently involved in any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Capital Market under the symbol "FHCO".  The approximate number of record holders of our common stock at November 28, 2014 was 272.  In January 2010, the Board of Directors adopted a quarterly cash dividend policy and declared the first cash dividend in the Company's history, which was paid in February 2010.  In total, the Board has declared eighteen quarterly dividends, the most recent of which was paid in May 2014.  All dividends have been paid from the Company's cash on hand.  On July 14, 2014, the Company announced that its Board of Directors elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives. Under the Company's credit facility with Heartland Bank, dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders' equity of not more than 1:1.  Information regarding the high and low reported closing prices for our common stock and dividends paid on our common stock for the quarters indicated is set forth in the table below.

	QUARTERS
	FIRST	SECOND	THIRD	FOURTH
2014 Fiscal Year
Price per common share – High	$9.94	$8.42	$7.76	$5.84
Price per common share – Low	$7.87	$6.70	$5.49	$3.49
Dividends paid	$0.07	$0.07	$0.07	$—

2013 Fiscal Year
Price per common share – High	$8.27	$8.00	$10.01	$9.95
Price per common share – Low	$6.35	$6.70	$7.26	$8.59
Dividends paid	$0.06	$0.06	$0.07	$0.07

Stock Repurchase Program

The Company has had a Stock Repurchase Program in effect since January 2007.  The Stock Repurchase Program currently authorizes a total of 3,000,000 shares to be acquired through December 31, 2014. From the program’s onset through September 30, 2014, the total number of shares repurchased by the Company is 2,183,454.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008 the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  Private repurchase transactions for fiscal 2014, 2013 and 2012 were 4,000,  45,625 and 34,000 shares, respectively.  Open market repurchase transactions for fiscal 2014, 2013 and 2012 were 165,000,  10,000, and 10,000 shares, respectively.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through September 30, 2014:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May yet be Purchased Under the Program
January 1, 2007 – June 30, 2014	2,050,954	$3.55	2,050,954	949,046
July 1, 2014 – July 31, 2014	—	—	2,050,954	949,046
August 1, 2014 – August 31, 2014	130,000	3.93	2,180,954	819,046
September 1, 2014 – September 30, 2014	2,500	3.73	2,183,454	816,546
Quarterly Subtotal	132,500	3.92	132,500
Total	2,183,454	$3.57	2,183,454	816,546

Performance Graph

The performance graph set forth below shows the value of an investment of $100 on September 30, 2009 in each of The Female Health Company, the NASDAQ Composite Index and NASDAQ Health Care Index.  All values assume reinvestment of the pre-tax value of dividends paid by FHC and the companies included in the indices, and are calculated as of September 30 each year.  The historical stock price performance of FHC is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Female Health Company, the NASDAQ Composite Index, and the NASDAQ Health Care Index

$300
$250
$200
$150
$100
$50
$0
9/09
9/10
9/11
9/12
9/13
9/14
The Female Health Company
NASDAQ Composite
NASDAQ Health Care

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/09	9/10	9/11	9/12	9/13	9/14

The Female Health Company	100.00	104.71	86.30	157.53	224.44	81.46
NASDAQ Composite	100.00	112.55	116.28	153.12	189.49	227.09
NASDAQ Health Care	100.00	101.46	105.77	152.61	211.54	270.61

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K.  The Consolidated Statement of Income Data for the years ended September 30, 2014, 2013 and 2012, and the Consolidated Balance Sheet Data as of September 30, 2014 and 2013, are derived from the Consolidated Financial Statements included elsewhere in this report.  The Consolidated Statement of Income Data for the years ended September 30, 2011 and 2010, and the Consolidated Balance Sheet Data as of September 30, 2012, 2011 and 2010, are derived from Consolidated Financial Statements that are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	Year ended September 30,
Condensed Consolidated Statement of Income Data:	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Net revenues	$24,491	$31,457	$35,034	$18,565	$22,222

Cost of sales	11,370	13,953	14,413	8,700	9,297

Gross profit	13,121	17,504	20,621	9,865	12,925

Operating expenses	9,197	7,714	9,681	6,570	8,576

Operating income	3,924	9,790	10,940	3,295	4,349

Non-operating income (expense)	33	144	(148)	(63)	(125)

Income before income taxes	3,957	9,934	10,792	3,232	4,224

Income tax expense (benefit)	1,524	(4,409)	(4,507)	(2,167)	(2,513)

Net income	$2,433	$14,343	$15,299	$5,399	$6,737

Net income per basic common share outstanding	$0.09	$0.51	$0.55	$0.20	$0.25
Basic weighted average common shares outstanding	28,523	28,377	27,694	27,287	26,981
Net income per diluted common share outstanding	$0.08	$0.50	$0.53	$0.19	$0.24
Diluted weighted average common shares outstanding	28,875	28,726	28,933	28,971	28,545
Cash dividends declared per share	$0.21	$0.26	$0.22	$0.20	$0.15

	Year ended September 30,
Condensed Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
	(In thousands)
Cash and cash equivalents	$5,796	$8,922	$5,296	$4,318	$2,924
Working capital	9,695	13,424	10,966	7,454	9,853
Total assets	31,673	35,170	30,446	19,443	18,368
Accumulated deficit	(32,342)	(28,715)	(35,594)	(44,697)	(44,544)
Long-term obligations	39	67	174	209	145
Total stockholders' equity	$28,065	$31,403	$24,218	$16,753	$16,132

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

FC2 has been distributed in 144 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STIs and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

The Company has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have included large global agencies, such as UNFPA and USAID.  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and NGOs.

Purchasing patterns vary significantly from one customer to another, and may reflect factors other than simple demand.  For example, some governmental agencies purchase through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units.  Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount.  Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variations due to the timing and shipment of large orders.

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

During fiscal 2011, the Company's unit shipments, revenues and net income were adversely affected by bureaucratic delays and other timing issues involving the receipt and shipment of large orders from Brazil and RSA. Significant orders for both countries were received in the first quarter of fiscal 2012. The 20 million unit order received for shipment to Brazil was the largest order in the Company’s history. Receipt of these orders positively impacted fiscal 2012 and 2013 results.

In October 2014, we announced that Semina, our distributor in Brazil, has been awarded an exclusive contract under a public tender.  The contract is valid through August 20, 2015, and the Brazil Ministry of Health may place orders against this tender in its discretion.  We expect orders under this contract to commence in the first quarter of fiscal 2015, although the timing and amounts of orders under the contract is uncertain.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2014	2013	2012	2011	2010
October 1 – December 31	11,832,666	17,114,630	15,166,217	6,067,421	9,527,700
January 1 – March 31	7,298,968	16,675,035	13,945,320	8,905,099	12,960,496
April 1 – June 30	13,693,652	12,583,460	15,198,960	5,922,334	2,606,802
July 1 - September 30	9,697,341	8,386,800	17,339,500	11,977,716	13,824,264
Total	42,522,627	54,759,925	61,649,997	32,872,570	38,919,262

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

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning.  The Company's four largest customers currently are UNFPA, USAID, Sekunjalo and Azinor.  UNFPA accounted for 40 percent of unit sales in fiscal 2014, 62 percent of unit sales in fiscal 2013, and 40 percent of unit sales in fiscal 2012.  USAID accounted for 17 percent of unit sales in fiscal 2014, less than 10 percent of unit sales in fiscal 2013, and 25 percent of unit sales in fiscal 2012.  Sekunjalo accounted for 13 percent of unit sales in fiscal 2014, less than 10 percent of unit sales in fiscal 2013, and 20 percent of unit sales in fiscal 2012.  Azinor accounted for 11 percent of unit sales in fiscal 2014 with no unit sales in fiscal 2013 or fiscal 2012.  No other single customer accounted for more than 10 percent of unit sales in fiscal 2014, 2013 or 2012.  We also sell to the Brazil Ministry of Health either through UNFPA or Semina.  In the U.S., FC2 is sold to city and state public health clinics as well as to not-for-profit organizations such as Planned Parenthood.

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

The Company's operating expenses include costs for sales, marketing, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the period from 2013 through 2018 in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company’s operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training.  In connection with the London Summit, the Company implemented a volume purchasing incentive program to award major public sector purchasers with FC2 equal to 5 percent of their total annual units purchased, at no-cost. The Company reserves for the no-cost product as a cost of sales, which may affect the Company’s gross margin.

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Operating Highlights.   The Company had net revenues of $24,490,586 during fiscal 2014, compared to $31,456,778 in fiscal 2013. The Company’s fiscal 2014 unit sales were 22 percent lower than fiscal 2013.  The average sales price of FC2 increased 0.3 percent in fiscal 2014 from fiscal 2013.

The Company generated cash flow from operations of $3,663,596 for fiscal 2014 compared to $11,793,081 for fiscal 2013.

The Company had net income of $2,433,061, or $0.08 per diluted share, in fiscal 2014 compared to net income of $14,342,598, or $0.50 per diluted share, in fiscal 2013.

Results of Operations. The Company had net revenues of $24,490,586 and net income of $2,433,061, or $0.08 per diluted share, in fiscal 2014, compared to net revenues of $31,456,778 and net income of $14,342,598, or $0.50 per diluted share, in fiscal 2013.  Net revenues decreased  $6,966,192, or 22 percent, in fiscal 2014 compared to prior fiscal year.  Results in fiscal 2013 were in part impacted by the receipt and shipment of Brazil orders delayed from fiscal 2011.  The delayed orders were shipped in fiscal 2012 and 2013 and did not continue in fiscal 2014.

Cost of sales decreased $2,583,312, or 19 percent, to $11,369,108 in fiscal 2014 from $13,952,420 in fiscal 2013.  The decrease is primarily due to a reduction in material costs due to lower unit sales partially offset by increased costs of quality control testing, a net increase in rent due to the leased warehouse facility and an increase in insurance costs.

Gross profit decreased  $4,382,880, or 25 percent, to $13,121,478 in fiscal 2014 from $17,504,358 in fiscal 2013. Gross profit as a percentage of net revenues decreased to 54 percent in fiscal 2014 from 56 percent in fiscal 2013.

Advertising expenses decreased  $163,597 to $58,121 in fiscal 2014 from $221,718 in fiscal 2013. The decrease is primarily due to a program launched in fiscal 2013 which did not recur in fiscal 2014.

Selling, general and administrative expenses increased  $1,646,402 to $9,139,445 in fiscal 2014 from $7,493,043 in fiscal 2013. The increase was primarily due to increased spending in sales, marketing, training and education.    The majority of the increased spending relates to payments to our Brazilian distributor for programming related to the 2012 tender and for management fees for the recently announced 2014 tender.

Total operating expenses increased  $1,482,805 to $9,197,566 in fiscal 2014 from $7,714,761 in fiscal 2013.

The Company's operating income decreased  $5,865,685 to $3,923,912 in fiscal 2014 from $9,789,597 in fiscal 2013.  The decrease is primarily due to lower unit sales and the increased spending in sales, marketing, training and education.

The Company recorded non-operating income of $33,279 in fiscal 2014 compared to $144,257 in fiscal 2013. The decrease is primarily due to the distribution upon demutualization of an insurance carrier received in fiscal 2013.  The impact of the foreign currency transactions was a loss of $83,844 in fiscal 2014 compared to a loss of $101,288 in fiscal 2013.

Income tax expense increased  $5,932,874 to $1,524,130 in fiscal 2014 compared to an income tax benefit of $4,408,744 in fiscal 2013.  The increase is primarily due to the Company no longer recognizing an income tax benefit associated with reducing the Company’s valuation allowance on its deferred tax assets related to net operating loss carryforwards.  During the year ended September 30, 2013, the valuation allowance on the Company’s deferred tax assets was fully realized and as a result the Company does not expect to recognize such tax benefits to any significant extent in its consolidated statements of income for periods after September 30, 2013.  However the Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.

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

Results of Operations. The Company had net revenues of $31,456,778 and net income of $14,342,598, or $0.50 per diluted share, in fiscal 2013, compared to net revenues of $35,033,897 and net income of $15,299,321, or $0.53 per diluted share, in fiscal 2012.  Net revenues decreased $3,577,119, or 10 percent, in fiscal 2013 compared to the prior fiscal year.  Results in fiscal 2012 were in part impacted by the receipt of Brazil and RSA orders delayed from fiscal 2011.  This catch up factor did not repeat in fiscal 2013 negatively impacting the comparison to fiscal 2012.

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

Liquidity and Sources of Capital

We generally fund our operations and working capital needs through cash generated from operations.  Our operating activities generated cash of $3.7 million in fiscal 2014, $11.8 million in fiscal 2013, and $10.4 million in fiscal 2012.  The decrease of $8.1 million in cash generated from operating activities in fiscal 2014 as compared to fiscal 2013 was primarily due to the reduction in net revenues and the timing of orders shipped in the fourth quarter.  In fiscal 2014, investing activities consumed about $0.1 million.  Financing activities used a net of $6.7 million, most of which was used to pay quarterly cash dividends.  The increase of $1.4 million in cash generated from operating activities in fiscal 2013 as compared to fiscal 2012 was primarily due to the decrease in the amount of outstanding accounts receivable at year end and the reduction in incentive payments.  In fiscal 2013, investing activities consumed about $0.3 million for the purchase of fixed assets related to the expansion of the Company’s Malaysian facility.  Financing activities used a net of $7.8 million, most of which was used to pay quarterly cash dividends.

At September 30, 2014, the Company had working capital of $9.7 million and stockholders' equity of $28.1 million compared to working capital of $13.4 million and stockholders' equity of $31.4 million as of September 30, 2013.

Since the Company’s Board of Directors instituted a quarterly cash dividend program in January 2010, the Company has paid a total of 18 consecutive dividends, the most recent of which was paid on May 7, 2014.  The first 9 quarterly dividends were paid at the rate of $0.05 per share through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013 and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  A cumulative total of $29.4 million has been paid since the program’s initiation.

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

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at September 30, 2014). The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either September 30, 2014 or 2013.

As of November 28, 2014, the Company had approximately $5.1 million in cash, net trade accounts receivable of $4.1 million and current trade accounts payable of $0.9 million. Presently, the Company has no required debt service obligations.

The following table includes information relating to our contractual obligations as of September 30, 2014 in future fiscal years:

Contractual
Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-	-	-
Operating lease obligations	1,330,122	444,338	427,027	130,383	122,341	121,793	84,240
Purchase obligations	-	-	-	-	-	-	-
Other long-term obligations	-	-	-	-	-	-	-
Total	$1,330,122	$444,338	$427,027	$130,383	$122,341	$121,793	$84,240

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

The Company completes a detailed analysis of its deferred income tax valuation allowance on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to equity-based awards, and reversal of the valuation allowance against the NOL carryforwards. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Heartland Bank, consisting of a revolving note for up to $2 million with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to the national prime rate published by the Wall Street Journal.  As the Company has had no outstanding borrowings in the last five years, it currently has no significant exposure to market risk for changes in interest rates.  Should the Company incur future borrowings under its line of credit, it would be subject to interest rate risk related to such borrowings.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2015.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters –Code of Business Ethics” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2015.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation and Benefits,” and “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2015.  The information under the subsection "Executive Compensation – Compensation Committee Report" is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A under the Securities Exchange Act of 1934 or to be the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent it is specifically incorporated by reference into such a filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2015.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2014, for the Company's equity compensation plans and arrangements. The plans and arrangements dated prior to July 2007 were not required to be approved by the Company's shareholders, and, accordingly, none of these plans or arrangements have been approved by the Company's shareholders.  In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2 million shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan.

			Shares Remaining
	Number of Shares To Be	Weighted-Average	Available For Future
	Issued Upon Exercise Of	Exercise Price Of	Issuance Under Equity
Equity Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity compensation plans approved by shareholders	156,750 (1)	$4.94	945,982
Equity compensation plans not approved by shareholders	90,000	$1.27	—
Total	246,750	$3.60	945,982

______________

(1)Includes rights to receive a total of 66,750 shares contingent on continued employment.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2015.  Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2015.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2014 and 2013

3
Consolidated Statements of Income for the Years Ended September 30, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended September 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (5)

3.6	Amended and Restated By-Laws of the Company. (6)

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.6).

10.1	Trademark License Agreement for Reality Trademark. (7)

10.2	1997 Stock Option Plan, as amended. (8)

10.3	Letter Agreement dated December 5, 2013 between the Company and Karen King. (9)

10.4	Change of Control Agreement effective as of January 20, 2014, between the Company and Karen King. (9)

10.5	Change of Control Agreement between the Company and Michele Greco dated November 9, 2012. (10)

10.6	Letter Agreement dated November 9, 2012 between the Company and Michele Greco. (10)

10.7	Consulting Agreement, dated as of January 1, 2013, between the Company and Donna Felch. (11)

10.8	Consulting Agreement, dated as of December 31, 201, between the Company and Mary Ann Leeper. (12)

10.9	Letter Agreement dated July 10, 2014 between the Company and Susan Ostrowski.

10.10	Change of Control Agreement effective as of July 10, 2014, between the Company and Susan Ostrowski.

10.11	Consultancy Agreement, dated as of September 15, 2014, between The Female Health Company (UK) PLC and Michael Pope. (13)

10.12	Service Agreement, dated September 15, 2014, between The Female Health Company (UK) PLC and Martin Tayler. (13)

10.13	Change of Control Agreement dated September 15, 2014 between the Company and Martin Tayler. (13)

10.14	The Female Health Company 2008 Stock Incentive Plan. (14)

10.15	Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan. (15)

10.16	Form of Restricted Stock Grant Agreement for The Female Health Company 2008 Stock Incentive Plan. (16)

10.17	Second Amended and Restated Loan Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (17)

10.18	First Amendment to Second Amended and Restated Loan Agreement, dated as of August 1, 2012, between the Company and Heartland Bank. (18)

10.19	Second Amendment to Second Amended and Restated Loan Agreement, dated as of August 1, 2013, between the Company and Heartland Bank. (16)

10.20	Third Amendment to Second Amended and Restated Loan Agreement, dated as of August 1, 2014, between the Company and Heartland Bank.

10.21	Commercial Security Agreement, dated as of July 20, 2004, between the Company and Heartland Bank. (19)

10.22	First Amendment to Commercial Security Agreement, dated as of July 1, 2010, between the Company and Heartland Bank. (20)

10.23	Second Amendment to Commercial Security Agreement, dated as of August 1, 2011, between the Company and Heartland Bank. (17)

10.24	Share Charge, dated as of August 30, 2011, between the Company and Heartland Bank. (21)

21	Subsidiaries of Registrant.

23.1	Consent of McGladrey LLP.

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (22)

101

The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

____________

(1)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on October 19, 1999.

(2)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on September 21, 2000.

(3)	Incorporated herein by reference to the Company's Form SB-2 Registration Statement filed on September 6, 2002.

(4)	Incorporated herein by reference to the Company's March 31, 2003 Form 10-QSB.

(5)	Incorporated herein by reference to the Company's March 31, 2004 Form 10-QSB.

(6)	Incorporated herein by reference to the Company's Form 8-K filed on May 22, 2013.

(7)	Incorporated herein by reference to the Company's 1992 Form 10-KSB.

(8)	Incorporated herein by reference to the Company's Form S-8 Registration Statement filed on March 26, 2010.

(9)	Incorporated herein by reference to the Company's Form 8-K filed on December 11, 2013.

(10)	Incorporated herein by reference to the Company's Form 8-K filed on November 9, 2012.

(11)	Incorporated herein by reference to the Company's Form 8-K filed on January 7, 2013.

(12)	Incorporated herein by reference to the Company's December 31, 2013 Form 10-Q.

(13)	Incorporated herein by reference to the Company’s Form 8-K filed on September 16, 2014.

(14)	Incorporated herein by reference to the Company's Form 8-K filed on March 31, 2008.

(15)	Incorporated herein by reference to the Company's September 30, 2009 Form 10-K.

(16)	Incorporated herein by reference to the Company's September 30, 2013 Form 10-K.

(17)	Incorporated herein by reference to the Company's June 30, 2011 Form 10-Q.

(18)	Incorporated herein by reference to the Company's September 30, 2012 Form 10-K.

(19)	Incorporated herein by reference to the Company's March 31, 2010 Form 10-Q.

(20)	Incorporated herein by reference to the Company's June 30, 2010 Form 10-Q.

(21)	Incorporated herein by reference to the Company’s September 30, 2011 Form 10-K.

(22)

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

Date: December 2, 2014	THE FEMALE HEALTH COMPANY

	BY:	/s/ Karen King
Karen King, President and
Chief Executive Officer

	BY:	/s/ Michele Greco
Michele Greco, Vice President and
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Karen King and Michele Greco, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Karen King	President, Chief Executive Officer and Director	December 2, 2014
Karen King	(Principal Executive Officer)

/s/ O.B. Parrish	Chairman of the Board	December 2, 2014
O.B. Parrish

/s/ Michele Greco	Vice President and Chief Financial Officer	December 2, 2014
Michele Greco	(Principal Accounting and Financial Officer)

/s/ William R. Gargiulo	Secretary and Director	December 2, 2014
William R. Gargiulo

/s/ David R. Bethune	Director	December 2, 2014
David R. Bethune

	Director	December 2, 2014
Stephen M. Dearholt

/s/ Donna Felch	Director	December 2, 2014
Donna Felch

	Director	December 2, 2014
Richard E. Wenninger

/s/ Mary Margaret Frank	Director	December 2, 2014
Mary Margaret Frank

	Director	December 2, 2014
Andrew S. Love

The Female Health Company

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 1992.  Based on its assessment, management believes that, as of September 30, 2014, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report.  See ”Report of Independent Registered Public Accounting Firm,” which appears on page F-2 of this report.

December 2, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Female Health Company

We have audited the accompanying consolidated balance sheets of The Female Health Company and Subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the three-year period ended September 30, 2014.  We also have audited The Female Health Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  The Female Health Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Female Health Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the three-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Female Health Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

Chicago, Illinois

December 2, 2014

THE FEMALE HEALTH COMPANY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND 2013

	2014	2013
ASSETS
Current Assets
Cash	$5,796,223	$8,922,430
Accounts receivable, net of allowance for doubtful accounts of $48,068 for 2014 and $13,180 for 2013	2,943,850	2,362,165
Income tax receivable	—	78,440
Inventory, net	2,983,447	2,459,417
Prepaid expenses and other current assets	638,243	514,213
Deferred income taxes	711,000	2,552,000
TOTAL CURRENT ASSETS	13,072,763	16,888,665

Other assets	166,084	138,458

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,590,124	4,497,854
Leasehold improvements	323,147	323,147
Less accumulated depreciation and amortization	(3,310,964)	(2,726,171)
Plant and equipment, net	1,602,307	2,094,830

Deferred income taxes	16,832,000	16,048,000
TOTAL ASSETS	$31,673,154	$35,169,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,124,859	$904,049
Accrued expenses and other current liabilities	1,816,508	1,598,276
Accrued compensation	436,843	962,693
TOTAL CURRENT LIABILITIES	3,378,210	3,465,018

LONG-TERM LIABILITIES
Deferred rent	39,105	66,799
Deferred income taxes	190,513	235,179
TOTAL LIABILITIES	3,607,828	3,766,996

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock; no shares issued and outstanding in 2014 or 2013.	—	—
Common Stock, par value $0.01 per share; authorized 38,500,000 shares; issued 30,958,669 and 30,694,843, and 28,775,215 and 28,680,389 shares outstanding in 2014 and 2013 respectively	309,587	306,948
Additional paid-in-capital	68,484,889	67,460,478
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(32,341,976)	(28,715,040)
Treasury stock, at cost	(7,805,655)	(7,067,910)
TOTAL STOCKHOLDERS' EQUITY	28,065,326	31,402,957
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,673,154	$35,169,953

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

	2014	2013	2012

Net revenues	$24,490,586	$31,456,778	$35,033,897

Cost of sales	11,369,108	13,952,420	14,412,884

Gross profit	13,121,478	17,504,358	20,621,013

Operating expenses:
Advertising	58,121	221,718	52,949
Selling, general and administrative	9,139,445	7,493,043	9,628,134
Total operating expenses	9,197,566	7,714,761	9,681,083

Operating income	3,923,912	9,789,597	10,939,930

Non-operating income (expense):
Interest and other income, net	117,123	245,545	362
Foreign currency transaction loss	(83,844)	(101,288)	(148,269)
Total non-operating income (expense)	33,279	144,257	(147,907)

Income before income taxes	3,957,191	9,933,854	10,792,023

Income tax expense (benefit)	1,524,130	(4,408,744)	(4,507,298)
Net income	$2,433,061	$14,342,598	$15,299,321

Net income per basic common share outstanding	$0.09	$0.51	$0.55

Basic weighted average common shares outstanding	28,522,525	28,376,607	27,693,721

Net income per diluted common share outstanding	$0.08	$0.50	$0.53

Diluted weighted average common shares outstanding	28,865,384	28,726,478	28,933,144

Cash dividends declared per common share	$0.21	$0.26	$0.22

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 2014, 2013 and 2012

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

THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 2014, 2013 and 2012

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

THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 2014, 2013 and 2012

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2013 (balance forward)	$—	30,694,843	$306,948	$67,460,478	$(581,519)	$(28,715,040)	$(7,067,910)	$31,402,957

Share-based compensation	—	216,863	2,169	907,281	—	—	—	909,450
Issuance of 30,000 shares of common stock upon exercise of stock options	—	30,000	300	117,300	—	—	—	117,600
Issuance of 16,963 shares of common stock upon cashless exercise of 30,000 options	—	16,963	170	(170)	—	—	—	—
Stock repurchase – total 169,000 treasury shares	—	—	—	—	—	—	(737,745)	(737,745)
Common stock dividends	—	—	—	—	—	(6,059,997)	—	(6,059,997)
Net income and comprehensive income	—	—	—	—	—	2,433,061	—	2,433,061
Balance at September 30, 2014	$—	30,958,669	$309,587	$68,484,889	$(581,519)	$(32,341,976)	$(7,805,655)	$28,065,326

See notes to consolidated financial statements.

THE FEMALE HEALTH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	2014	2013	2012

OPERATIONS
Net income	$2,433,061	$14,342,598	$15,299,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589,343	556,304	461,447
Provision for obsolete inventory	37,603	(6,662)	128,360
Provision for bad debts	38,068	3,180	42,375
Interest added to certificate of deposit	—	—	(252)
Share-based compensation	858,615	727,609	842,512
Deferred income taxes	1,012,334	(5,259,065)	(4,893,933)
Loss on disposal of fixed assets	491	940	11,220
Changes in operating assets and liabilities:
Accounts receivable	(619,753)	4,903,572	(5,005,819)
Income tax receivable	78,440	(51,071)	(27,369)
Inventories	(561,633)	(994,556)	439,969
Prepaid expenses and other assets	(151,656)	93,933	(332,977)
Accounts payable	220,810	(871,278)	573,531
Accrued expenses and other current liabilities	(270,310)	(1,652,423)	2,817,669
Net cash provided by operating activities	3,665,413	11,793,081	10,356,054

INVESTING ACTIVITIES
Proceeds from redemption of certificate of deposit	—	—	64,127
Capital expenditures	(97,311)	(302,198)	(718,303)
Net cash used in investing activities	(97,311)	(302,198)	(654,176)

FINANCING ACTIVITIES
Payments on capital lease obligations	—	—	(13,037)
Proceeds from exercise of stock options	117,600	—	—
Proceeds from exercise of common stock warrants	—	—	13,000
Purchases of common stock for treasury shares	(737,745)	(395,667)	(289,611)
Taxes paid in lieu of shares	—	—	(2,177,943)
Dividends paid on common stock	(6,074,164)	(7,468,248)	(6,192,675)
Net cash used in financing activities	(6,694,309)	(7,863,915)	(8,660,266)

Net (decrease) increase in cash	(3,126,207)	3,626,968	1,041,612
Cash at beginning of year	8,922,430	5,295,462	4,253,850
CASH AT END OF YEAR	$5,796,223	$8,922,430	$5,295,462

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	773,041	345,657	926,434
Schedule of noncash financing and investing activities:
Dividends payable	6,913	12,530	19,320
Reduction of accrued expense upon issuance of shares	311,515	200,088	174,185
Fixed asset additions in accounts payable at year end	—	—	124,802

See notes to consolidated financial statements.

The Female Health Company

Notes to Consolidated Financial Statements

Note 1.Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company – UK, and its wholly owned subsidiaries, The Female Health Company - UK, plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company ("FHC" or the "Company") is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 female condom ("FC2").  The Female Health Company - UK, is the holding company of The Female Health Company - UK, plc, which is located in a 6,400 sq. ft. leased office facility located in London, England. The Female Health Company (M) SDN.BHD leases a 45,800 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 144 countries.  It is marketed to consumers through distributors, public health programs and retailers in 16 countries.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding was approximately 50 days. Over the past five years, the Company’s bad debt expense has been less than 0.03 percent of product sales.

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

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis.  The components of accounts receivable consist of the following at September 30, 2014 and 2013:

	2014	2013

Trade receivables	$2,814,558	$2,340,267
Other receivables	177,360	35,078
Accounts receivable, gross	2,991,918	2,375,345
Less: allowance for doubtful accounts	(48,068)	(13,180)
Accounts receivable, net	$2,943,850	$2,362,165

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

	Balance at	Provision Charges	Write offs/	Balance at
Year	October 1	to Expenses	Recoveries	September 30
2012	$10,000	$42,375	$(10,750)	$41,625
2013	$41,625	$3,180	$(31,625)	$13,180
2014	$13,180	$38,068	$(3,180)	$48,068

The Female Health Company

Notes to Consolidated Financial Statements

Recoveries of accounts receivable previously written-off are recorded when received. The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute the female condom for use in HIV/AIDS prevention and family planning programs. In fiscal year 2014, our significant customers were United Nations Population Fund (“UNFPA”), John Snow, Inc., facilitator of USAID I DELIVER project (“USAID”), Sekunjalo Investments Corporation (PTY) Ltd (“Sekunjalo”) and Azinor International Lda (“Azinor”).  In fiscal year 2013, our significant customer was UNFPA.  In fiscal year 2012, our significant customers were UNFPA, USAID, and Sekunjalo.  No other single customer accounted for more than 10 percent of unit sales during those periods.

	Percentage of Unit Sales
Significant Customers	2014	2013	2012
UNFPA	40%	62%	40%
USAID	17%	*	25%
Sekunjalo	13%	*	20%
Azinor	11%	*	*
Total Percentage of Unit Sales	81%	62%	85%

_____________________

* Less than 10 percent of unit sales.

UNFPA’s accounts receivable balance represented 12 percent and 11 percent of current assets at September 30, 2014 and 2013, respectively.  No other single customer’s accounts receivable balance accounted for more than 10 percent of current assets at the end of those periods.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the Company's U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of production of the Company’s first generation product, FC1, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The Company recognized foreign currency transaction losses of $83,844, $101,288 and $148,269 for the years ended September 30, 2014, 2013 and 2012, respectively. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $581,519 as of September 30, 2014 and 2013. Assets located outside of the U.S. totaled approximately $12,000,000 and $15,000,000 at September 30, 2014 and 2013, respectively.

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

The Female Health Company

Notes to Consolidated Financial Statements

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

Research and development costs:  Research and development costs are expensed as incurred. The amount of costs expensed for the years ended September 30, 2014, 2013 and 2012 of $5,575,  $4,745, and $5,277, respectively, are included in selling, general and administrative expenses on the consolidated statements of income.

Restricted cash:  Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer or its provider of funds. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $55,806 and $55,455 for the years ended September 30, 2014 and 2013, respectively, and is included in cash on the accompanying balance sheets.

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

Advertising:  The Company's policy is to expense advertising costs as incurred. Advertising costs were $58,121, $221,718, and $52,949 for the years ended September 30, 2014, 2013 and 2012, respectively.

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

The Female Health Company

Notes to Consolidated Financial Statements

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  In fiscal 2014, 2013 and 2012, comprehensive income is equivalent to the reported net income.

Reclassifications: Certain items in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Note 2.Earnings per Share

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

	Year Ended September 30,
Denominator	2014	2013	2012
Weighted average common shares outstanding - basic	28,522,525	28,376,607	27,693,721
Net effect of dilutive securities:
Options	109,583	162,195	913,600
Warrants	—	—	39,823
Unvested restricted shares	233,276	187,676	286,000
Total net effect of dilutive securities	342,859	349,871	1,239,423
Weighted average common shares outstanding - diluted	28,865,384	28,726,478	28,933,144
Income per common share – basic	$0.09	$0.51	$0.55
Income per common share – diluted	$0.08	$0.50	$0.53

All the outstanding warrants and stock options were included in the computation of diluted net income per share for the years ended September 30, 2014, 2013 and 2012.

Note 3.Inventory

The components of inventory consist of the following at September 30, 2014 and 2013:

	2014	2013

Raw material	$1,091,703	$868,742
Work in process	15,962	77,782
Finished goods	1,936,655	1,554,026
Inventory, gross	3,044,320	2,500,550
Less: inventory reserves	(60,873)	(41,133)
Inventory, net	$2,983,447	$2,459,417

The change in the inventory reserve for the years ended September 30 is as follows:

	Balance at	Charged to Costs		Balance at
Year	October 1	and Expenses	Write-offs	September 30
2012	$75,952	$128,360	$(154,502)	$49,810
2013	$49,810	$(6,662)	$(2,015)	$41,133
2014	$41,133	$37,603	$(17,863)	$60,873

The Female Health Company

Notes to Consolidated Financial Statements

Note 4.Revolving Line of Credit

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at September 30, 2014).  The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either September 30, 2014 or 2013.

Note 5.Operating Leases and Rental Expense

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

The Company leases 6,400 square feet of office space located in London, England. The lease, which expires in June 2020, includes an option by the Company to terminate the lease in 2015 by giving the landlord no less than six months prior notice in writing. The lease requires quarterly payments of approximately $13,500 through December 2011 and quarterly payments of approximately $27,000 from January 2012 through June 2015.  The lease stipulates that after 5 years (June 2015) the principal rent will be reviewed and adjusted to the higher of the principal rent immediately prior to the review date or the market rate. Based on the terms of the lease agreement, the Company was also required to make a security deposit equivalent to six months’ rent (approximately $72,000).

The Company leases 45,800 square feet of manufacturing space in Selangor D.E., Malaysia under a lease that requires monthly payments of approximately $19,000 through September 2016 and may be renewed at the option of the Company for an additional three year term.

The Company also leases equipment under a number of lease agreements which expire at various dates through July 2018.  The aggregate monthly rental was $397 at September 30, 2014. Details of operating lease expense, including real estate taxes and insurance, for the years ended September 30, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Factory and office leases	$439,722	$404,678	$397,073
Other	4,758	5,541	4,824
Total	$444,480	$410,219	$401,897

Future minimum payments under leases consist of the following as of September 30, 2014:

Operating
Leases
2015	$444,338
2016	427,027
2017	130,383
2018	122,341
2019	121,793
Thereafter	84,240
Total minimum lease payments	$1,330,122

The Female Health Company

Notes to Consolidated Financial Statements

Note 6.Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating loss and tax credit carryforwards.

The Company completes a detailed analysis of its deferred income tax valuation allowance on an annual basis or more frequently if information comes to our attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income. In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for each tax jurisdiction.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Income before income taxes for the years ended September 30, 2014, 2013 and 2012, was taxed by the following jurisdictions.

	2014	2013	2012
Domestic	$2,837,835	$7,461,329	$6,290,684
Foreign	1,119,356	2,472,525	4,501,339
Total	$3,957,191	$9,933,854	$10,792,023

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the years ended September 30, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Income tax expense at statutory rates	$1,345,000	$3,378,000	$3,669,000
State income tax, net of federal benefits	248,000	623,000	677,000
Non-deductible expenses	(5,000)	129,000	5,000
Effect of AMT expense	32,207	116,644	41,000
Effect of lower foreign income tax rates	(175,632)	(395,441)	(688,093)
Effect of change in U.K. tax rate	—	(159,000)	(72,000)
Effect of pioneer tax status - Malaysia	—	—	(233,000)
Effect of reinvestment allowance - Malaysia	(9,000)	(75,000)	—
Effect of share-based compensation	(368,000)	(110,000)	(2,263,000)
Other	24,555	—	—
Increase (decrease) in valuation allowance	432,000	(7,915,947)	(5,643,205)
Income tax expense (benefit)	$1,524,130	$(4,408,744)	$(4,507,298)

As of September 30, 2014, the Company had federal and state net operating loss carryforwards of approximately $17,269,000 and $17,020,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company's U.K. subsidiary, The Female Health Company - UK, plc has U.K. net operating loss carryforwards of approximately $62,870,000 as of September 30, 2014, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

The Female Health Company (M) SDN BHD, had been granted Pioneer Status in Malaysia. The Pioneer Status is a tax incentive program that permanently exempts a portion of the entity’s income from tax.  In fiscal year 2012, the Pioneer Status exempted approximately $932,000 of the entity’s income from tax, resulting in a tax savings of nearly $233,000. The impact on net income per basic and fully diluted common share outstanding resulting from the tax savings is an increase of $.01 in fiscal year 2012.  The Pioneer Status tax exemption expired at September 30, 2012.

The Female Health Company

Notes to Consolidated Financial Statements

The federal and state income tax expense (benefit) for the years ended September 30, 2014, 2013 and 2012 is summarized below:

	2014	2013	2012
Deferred – U.S.	$561,000	$(12,000)	$(1,399,000)
Deferred – U.K.	496,000	(5,288,000)	(3,501,000)
Deferred – Malaysia	(44,666)	40,935	6,067
Subtotal	1,012,334	(5,259,065)	(4,893,933)
Current – U.S.	219,000	625,606	293,123
Current – Malaysia	292,796	221,625	93,512
Current - U.K.	—	3,090	—
Subtotal	511,796	850,321	386,635
Income tax expense (benefit)	$1,524,130	$(4,408,744)	$(4,507,298)

Significant components of the Company's deferred tax assets and liabilities are as follows at September 30, 2014 and 2013:

Deferred Tax Assets	2014	2013
Federal net operating loss carryforwards	$5,871,000	$6,516,000
State net operating loss carryforwards	1,067,000	1,080,000
AMT credit carryforward	301,000	269,000
Foreign net operating loss carryforwards – U.K.	12,574,000	12,653,000
Foreign capital allowance – U.K.	110,000	95,000
Accrued expenses	—	90,000
Other, net - Malaysia	30,153	23,018
Other, net - U.S.	211,000	44,000
Gross deferred tax assets	20,164,153	20,770,018
Valuation allowance for deferred tax assets	(2,591,000)	(2,147,000)
Net deferred tax assets	17,573,153	18,623,018
Deferred Tax Liabilities:
Foreign capital allowance – Malaysia	(220,666)	(258,197)
Net deferred tax assets	$17,352,487	$18,364,821

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2014	2013
Current assets – U.S.	$711,000	$2,074,000
Current assets – U.K.	—	478,000
Total current assets	711,000	2,552,000
Long-term assets – U.S.	6,739,000	5,937,000
Long-term assets – U.K	10,093,000	10,111,000
Total long-term assets	16,832,000	16,048,000
Long-term liability – Malaysia	(190,513)	(235,179)
	$17,352,487	$18,364,821

The change in the valuation allowance for deferred tax assets for the years ended September 30 is as follows:

	Balance at	Charged to Costs		Balance at
Year	October 1	and Expenses	Deductions/Other	September 30
2012	$22,045,000	$(4,900,000)	$(4,545,000)	$12,600,000
2013	$12,600,000	$(5,300,000)	$(5,153,000)	$2,147,000
2014	$2,147,000	$432,000	$12,000	$2,591,000

The Female Health Company

Notes to Consolidated Financial Statements

The valuation allowance increased by $444,000 and decreased by $10,453,000 and $9,445,000 for the years ended September 30, 2014, 2013 and 2012, respectively. Under the Internal Revenue Code, certain ownership changes, including the prior issuance of preferred stock, the public offering of common stock and the exercise of common stock warrants and options may subject the Company to annual limitations on the utilization of its net operating loss carryforward.   Under the Inland Revenue statutes, certain triggering events may subject the Company to limitations on the utilization of its net operating loss carryforward in the U.K. As of September 30, 2014, management does not believe any limitations have occurred.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 developed a two-step process to evaluate a tax position and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. Federal and Illinois and Virginia State tax returns:

•

For the U.S., a tax return may be audited any time within 3 years from filing date.  The U.S. open tax years are for fiscal years 2011 through 2013, which expire in years 2015 through 2017, respectively.

•	For Malaysia, a tax return may be audited any time within 6 years from filing date. The Malaysia open tax years are for 2008 through 2013, which expire in years 2016 through 2020.

•

For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period).   The U.K. open tax year is for 2013, which expires in 2015.

The fiscal year 2014 tax returns for each jurisdiction has not been filed as of the date of this filing.  As of September 30, 2014 and 2013, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred.  No expense for interest and penalties was recognized for the years ended September 30, 2014, 2013 and 2012.

Note 7.Equity and Share-based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under the plan. As of September 30, 2014, a total of 1,054,018 shares have been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Option Plans

Under the Company’s previous share-based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees. There are no shares available for grant under this plan which expired on December 31, 2006. Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the years ended September 30, 2014, 2013 and 2012.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Stock compensation expense related to options for the years ended September 30, 2014, 2013 and 2012 was approximately $0,  $0 and $60,000, respectively.

The Female Health Company

Notes to Consolidated Financial Statements

Option Activity

The following table summarizes the stock options outstanding and exercisable at September 30, 2014:

		Weighted Average
			Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value
Outstanding at September 30, 2011	1,834,000	$1.61
Granted	—	-
Exercised	(1,557,750)	1.44
Forfeited	—	-
Outstanding at September 30, 2012	276,250	$2.57
Granted	—	-
Exercised	(36,250)	2.05
Forfeited	—	-
Outstanding at September 30, 2013	240,000	$2.64
Granted	—	—
Exercised	(60,000)	2.79
Forfeited	—	—
Outstanding at September 30, 2014	180,000	$2.60	3.34	$199,800
Exercisable on September 30, 2014	180,000	$2.60	3.34	$199,800

During the year ended September 30, 2014, stock option holders exercised 60,000 stock options, 30,000 shares using the cashless exercise option available under the plan which entitled them to 16,963 shares of common stock and 30,000 shares using the cash exercise option available under the plan resulting in cash proceeds of $117,600.  During the year ended September 30, 2013, stock option holders exercised 36,250 stock options, using the cashless exercise option available under the plan which entitled them to 28,172 shares of common stock.  During the year ended September 30, 2012, stock option holders exercised 1,557,750 stock options, using the cashless exercise option available under the plan which entitled them to 1,166,017 shares of common stock.  Some option holders surrendered 363,035 of the shares due them in payment of taxes, bringing the net number of shares issued to 802,982 for fiscal year 2012.

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $3.49 on the last day of business for the period ended September 30, 2014. The total intrinsic value of options exercised during the years ended September 30, 2014, 2013 and 2012,  was approximately $154,000, $272,000 and $6,888,000, respectively.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years. In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Female Health Company

Notes to Consolidated Financial Statements

A summary of the non-vested stock activity for fiscal years 2014, 2013 and 2012 is summarized in the table below:

		Weighted Average
		Grant -Date
	Shares	Fair Value	Vesting Period
Total Outstanding September 30, 2011	193,504	$5.68
Stock Granted	52,500	4.16	September 2012 - September 2014
Vested	(149,686)	5.23
Forfeited	(2,500)	3.94
Total Outstanding September 30, 2012	93,818	$5.59
Stock Granted	64,676	7.29	September 2013 - May 2016
Vested	(117,992)	6.17
Forfeited	(7,000)	5.80
Total Outstanding September 30, 2013	33,502	$6.80
Stock Granted	213,576	7.80	September 2014 - December 2016
Vested	(105,393)	8.15
Forfeited	(250)	9.68
Total Outstanding September 30, 2014	141,435	$7.30

The Company granted a total of 213,576,  64,676 and 52,500 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the years ended September 30, 2014, 2013 and 2012, respectively. The fair value of the awards granted was approximately $1,665,000,  $471,000 and $218,000 for the years ended September 30, 2014, 2013 and 2012, respectively. All such shares of restricted stock vest and all such shares must be issued pursuant to the vesting period noted, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.  There were 250,  7,000 and 2,500 shares of restricted stock forfeited during the year ended September 30, 2014, 2013 and 2012, respectively.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $859,000,  $728,000 and $782,000 for the years ended September 30, 2014, 2013 and 2012, respectively, $256,000,  $227,000 and $199,000 of which was included in accrued expenses at year end since the related shares have not yet been issued at September 30, 2014, 2013 and 2012, respectively.  This expense was included in selling, general and administrative expenses for the respective periods.  The Company recorded a tax benefit of stock-based compensation expenses of approximately $204,000 for the year ended September 30, 2014.  For the years ended September 30, 2013 and 2012, the Company did not recognize a tax benefit for stock-based compensation expense based on the election of the “with and without” approach.  As of September 30, 2014, there was approximately $1,032,000, representing approximately 141,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the incentive plans. This unrecognized cost will be recognized over the weighted average period of the next  1.84 years.

Common Stock Purchase Warrants

The Company did not issue any common stock purchase warrants in fiscal year 2014, 2013 or 2012.  In fiscal year 2013, a warrant holder exercised 52,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 43,465 shares of common stock.  In fiscal year 2012, a warrant holder exercised 10,000 warrants which provided proceeds of $13,000. The warrant holder also exercised 18,000 warrants using the cashless exercise option available within the warrant agreements which entitled the warrant holder to 14,795 shares of common stock.  There is no unrecognized compensation cost related to warrants as of September 30, 2014.

At September 30, 2014 and 2013, there were no outstanding warrants.

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $.01 per share. There are 1,040,000 shares of Class A Preferred Stock - Series 1 authorized; 1,500,000 shares of Class A Preferred Stock- Series 2 authorized; and 700,000 shares of Class A Preferred Stock - Series 3 authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding in fiscal 2014 or 2013.    The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $.50 per share. There were no shares of Class B Preferred Stock issued and outstanding in fiscal 2014 or 2013.

The Female Health Company

Notes to Consolidated Financial Statements

Note 8.Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the plan’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the plan a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the plan allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2014.  From the program’s onset through September 30, 2014, the total number of shares repurchased by the Company is 2,183,454.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  Total repurchase transaction are as follows (in shares):

	2014	2013	2012
Open market repurchase transactions	165,000	10,000	10,000
Private repurchase transactions	4,000	45,625	34,000
Total repurchase transactions	169,000	55,625	44,000

Total repurchase activity is as follows:

Issuer Purchases of Equity
Securities:	Details of Treasury Stock Purchases to Date through September 30, 2014:
	Total	Average	Aggregate Number	Maximum Number
	Number	Price Paid	of Shares Purchased	of Shares that May
	of Shares	Per	As Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
January 1, 2007 – September 30, 2011	1,914,829	$3.33	1,914,829	1,085,171
October 1, 2011 – September 30, 2012	44,000	6.58	1,958,829	1,041,171
October 1, 2012 – September 30, 2013	55,625	7.11	2,014,454	985,546
October 1, 2013 – September 30, 2014	169,000	4.37	2,183,454	816,546
Total	2,183,454	$3.57	2,183,454	816,546

Note 9.Employee Benefit Plan

The Company has a Simple Individual Retirement Account (IRA) plan for its employees.  Employees are eligible to participate in the plan if their compensation reaches certain minimum levels and are allowed to contribute up to a maximum of $14,500 annual compensation to the plan.  The Company has elected to match 100 percent of employee contributions to the plan up to a maximum of 3 percent of employee compensation for the years ended September 30, 2014, 2013 and 2012. Annual Company contributions were approximately $31,000, $29,000 and $42,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

In March 2014, the Company elected to contribute 3 percent into the personal pension schemes of certain senior U.K. employees.  Contributions for the year ended September 30, 2014 were approximately $6,000.  Pension contributions were not made for the certain senior U.K. employees for the years ended September 30, 2013 and 2012.

Note 10.Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Female Health Company

Notes to Consolidated Financial Statements

The Company operates in foreign and domestic regions.  Information about the Company's operations by geographic area is as follows (in thousands).

	Net Revenues to External Customers for						Long-Lived Asset As Of
	the Year Ended September 30,						September 30,
	2014		2013		2012		2014	2013
South Africa	$2,928	(1)	$5,421	(1)	$6,834	(1)	$-	$-
Angola	2,477	(1)	*		*		-	-
United States	2,381		2,611		2,423		88	154
DR of Congo	2,185		2,467		*		-	-
Zimbabwe	2,064		*		*		-	-
Tanzania	1,936		*		*		-	-
Nigeria	*		2,879		*		-	-
Uganda	*		2,997		*		-	-
Brazil	*		4,480	(1)	6,720	(1)	-	-
United Kingdom	*		*		*		152	181
Malaysia	*		*		*		1,528	1,853
Other	10,520		10,602		19,057		-	45
Total	$24,491		$31,457		$35,034		$1,768	$2,233

* Less than 5 percent of total net revenues.

(1) Exceeds 10 percent of total net revenues.

Note 11.Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company.  The Company maintains product liability insurance coverage for claims arising from the use of its products.  The coverage amount is currently $5 million for FHC's consumer health care product.

Note 12.Dividends

Beginning February 16, 2010 through May 7, 2014, the Company paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014. Cumulative dividends paid totaled $29.4 million through September 30, 2014. Total dividends paid were approximately $6.1 million, $7.5 million and $6.2 million in 2014, 2013 and 2012, respectively.

On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

The Female Health Company

Notes to Consolidated Financial Statements

Note 13.Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
2014
Net revenues	$6,690,195	$4,346,223	$7,900,055	$5,554,113	$24,490,586
Gross profit	3,678,494	2,385,941	4,170,270	2,886,773	13,121,478
Operating expenses	2,094,858	1,590,718	2,142,640	3,369,350	9,197,566
Income tax expense	98,875	504,898	851,321	69,036	1,524,130
Net income (loss)	1,464,603	375,081	1,159,498	(566,121)	2,433,061
Net income (loss) per common share – basic	0.05	0.01	0.04	(0.02)	0.09
Net income (loss) per common share – diluted	0.05	0.01	0.04	(0.02)	0.08

2013
Net revenues	$9,910,227	$9,476,866	$7,280,498	$4,789,187	$31,456,778
Gross profit	5,966,199	5,520,116	3,743,080	2,274,963	17,504,358
Operating expenses	2,365,165	2,163,429	2,653,184	532,983	7,714,761
Income tax expense (benefit)	25,677	116,369	328,938	(4,879,728)	(4,408,744)
Net income	3,533,846	3,491,669	726,911	6,590,172	14,342,598
Net income per common share – basic	0.12	0.12	0.03	0.23	0.51
Net income per common share – diluted	0.12	0.12	0.03	0.23	0.50