Form 10-Q
period 2014-12-31
FEMALE HEALTH CO
filed 2015-02-03
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 2, 2015, the registrant had 28,814,215 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements, advertising and promotional expenditures and strategic initiatives; factors related to increased competition from existing and new competitors including the potential for reduced sales,  pressure on pricing for FC2 and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; the Company’s ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives, the Company’s ability to successfully integrate acquired businesses, technologies or products; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10‑K for the year ended September 30, 2014.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
ASSETS
Current Assets:
Cash	$4,568,570	$5,796,223
Accounts receivable, net	5,835,850	2,943,850
Inventory, net	3,464,673	2,983,447
Prepaid expenses and other current assets	452,795	638,243
Deferred income taxes	129,000	711,000
TOTAL CURRENT ASSETS	14,450,888	13,072,763

Other assets	156,958	166,084

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,870,250	4,913,271
Less accumulated depreciation and amortization	(3,397,083)	(3,310,964)
Plant and equipment, net	1,473,167	1,602,307

Deferred income taxes	16,832,000	16,832,000
TOTAL ASSETS	$32,913,013	$31,673,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,152,867	$1,124,859
Accrued expenses and other current liabilities	1,956,283	1,816,508
Accrued compensation	338,075	436,843
TOTAL CURRENT LIABILITIES	3,447,225	3,378,210

Deferred rent	31,899	39,105
Deferred income taxes	178,281	190,513
TOTAL LIABILITIES	3,657,405	3,607,828

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	310,009	309,587
Additional paid-in-capital	68,869,832	68,484,889
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(31,537,059)	(32,341,976)
Treasury stock, at cost	(7,805,655)	(7,805,655)
TOTAL STOCKHOLDERS' EQUITY	29,255,608	28,065,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,913,013	$31,673,154

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2014	2013

Net revenues	$6,659,206	$6,690,195

Cost of sales	2,839,533	3,011,701

Gross profit	3,819,673	3,678,494

Operating expenses	2,365,824	2,094,858

Operating income	1,453,849	1,583,636

Non-operating income (expense):
Interest and other income (expense), net	652	(1,732)
Foreign currency transaction gain (loss)	20,846	(18,426)
Total non-operating income (expense)	21,498	(20,158)

Income before income taxes	1,475,347	1,563,478

Income tax expense	670,430	98,875

Net income	$804,917	$1,464,603

Net income per basic common share outstanding	$0.03	$0.05

Basic weighted average common shares outstanding	28,502,560	28,479,597

Net income per diluted common share outstanding	$0.03	$0.05

Diluted weighted average common shares outstanding	28,778,710	28,798,400

Cash dividends declared per common share	$—	$0.14

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES
Net income	$804,917	$1,464,603
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	127,939	143,749
Share-based compensation	199,676	203,753
Deferred income taxes	569,768	(2,726)
Loss on disposal of fixed assets	3,483	430
Changes in current assets and liabilities	(2,925,956)	(628,150)
Net cash (used in) provided by operating activities	(1,220,173)	1,181,659

INVESTING ACTIVITIES
Capital expenditures	(2,282)	(81,902)
Net cash used in investing activities	(2,282)	(81,902)

FINANCING ACTIVITIES
Dividends paid on common stock	(5,198)	(2,031,000)
Net cash used in financing activities	(5,198)	(2,031,000)

Net decrease in cash	(1,227,653)	(931,243)
Cash at beginning of period	5,796,223	8,922,430

CASH AT END OF PERIOD	$4,568,570	$7,991,187

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$61,430	$441,142
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$239,580	$297,806
Dividends payable	—	2,023,175

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

Operating results for the three months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2014.

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

Since the Company began distributing FC2 in 2007, it has been shipped to either or both commercial (private sector) and public health sector markets in 144 countries. It is marketed to consumers through distributors, public health programs and retailers in 16 countries.

The Company's standard credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 62 days. Over the past five years, the Company’s bad debt expense has been less than 0.04 percent of product sales.  The balance in the allowance for doubtful accounts was $48,068 at December 31, 2014 and September 30, 2014.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $87,760 and $55,806 at December 31, 2014 and September 30, 2014, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction gain of $20,846 for the three months ended December 31, 2014 compared to a loss of $18,426 for the three months ended December 31, 2013.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the December 31, 2013 and the September 30, 2014 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

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

	Three Months Ended
	December 31,
Denominator	2014	2013
Weighted average common shares outstanding - basic	28,502,560	28,479,597
Net effect of dilutive securities:
Options	70,094	169,967
Unvested restricted shares	206,056	148,836
Total net effect of dilutive securities	276,150	318,803
Weighted average common shares outstanding - diluted	28,778,710	28,798,400
Income per common share – basic	$0.03	$0.05
Income per common share – diluted	$0.03	$0.05

All the outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three months ended December 31, 2014 and 2013.

NOTE 3 - Inventory

Inventory consists of the following components at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014

Raw material	$978,404	$1,091,703
Work in process	99,895	15,962
Finished goods	2,437,378	1,936,655
Inventory, gross	3,515,677	3,044,320
Less: inventory reserves	(51,004)	(60,873)
Inventory, net	$3,464,673	$2,983,447

NOTE 4 – Line of Credit

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal  (3.25 percent at December 31, 2014). The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either December 31, 2014 or September 30, 2014.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of December 31, 2014,  1,096,268 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three months ended December 31, 2014 or 2013.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No stock compensation expense related to options was recognized for the three months ended December 31, 2014 or 2013.

No stock options were exercised during the three months ended December 31, 2014 or 2013.

The following table summarizes the stock options outstanding and exercisable at December 31, 2014:

	Options	Wghted. Avg.
	Outstanding and Exercisable	Remaining Life	Wghted. Avg.	Aggregate
	at December 31, 2014	(years)	Exercise Price	Intrinsic Value
Total	180,000	3.09	$2.60	$238,500

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $3.92 per share as of the last business day of the period ended December 31, 2014.  As of December 31, 2014, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 43,500 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2014. The fair value of the awards granted was approximately $144,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three months ended December 31, 2014.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $200,000 and $204,000  for the three months ended December 31, 2014 and 2013, respectively, $54,000 and $62,000 of which was included in accrued expenses at the three months then ended since the related shares had not yet been issued at December 31, 2014 and 2013, respectively.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2014 and 2013. As of December 31, 2014, there was approximately $980,000, representing approximately 150,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 1.45 years.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2015.  From the program’s onset through December 31, 2014, the total number of shares repurchased by the Company is 2,183,454.  The total number of shares that may yet be purchased under the program is 816,546. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. There were no repurchases of any kind under the program for the three months ended December 31, 2014 or 2013.

Total repurchase activity through December 31, 2014 is as follows:

Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through December 31, 2014
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2014	2,183,454	$3.57	$7,805,655
October 1, 2014 - October 31, 2014	—	—	—
November 1, 2014 - November 30, 2014	—	—	—
December 1, 2014 - December 31, 2014	—	—	—
Quarterly Subtotal	—	—	—
Total	2,183,454	$3.57	$7,805,655

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for					Long-Lived Asset As Of
	the Three Months Ended December 31,					December 31,	September 30,
	2014		2013			2014	2014
Brazil	$3,502	(1)	$	*		$—	$—
Zimbabwe	963	(1)		*		—	—
South Africa	686	(1)		1,656	(1)	—	—
United States	541			710	(1)	77	88
Cameroon	488			*		—	—
Angola	*			2,476	(1)	—	—
Congo	*			650		—	—
Malaysia	—			—		1,412	1,528
United Kingdom	—			—		141	152
Other	479			1,198		—	—
Total	$6,659			$6,690		$1,630	$1,768

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

As of December 31, 2014, the Company had U.S. federal and state net operating loss carryforwards of approximately $17,269,000 and $17,020,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $62,870,000 as of December 31, 2014, which can be carried forward indefinitely to be used to offset future U.K. taxable income. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of December 31, 2014.    With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three months ended December 31, 2014 and 2013, is as follows:

	Three Months Ended
	December 31,
	2014	2013
Income tax expense at statutory rates	$502,000	$532,000
State income tax, net of federal benefits	93,000	98,000
Non-deductible expenses	2,000	2,000
Effect of AMT expense	27,000	—
Effect of lower foreign income tax rates	20,734	(114,211)
Effect of share-based compensation	—	(214,000)
Other	25,696	(204,914)
Income tax expense	$670,430	$98,875

Note 10 – Dividends

Beginning February 16, 2010, through May 7, 2014, the Company paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  Cumulative dividends paid totaled $29.4 million through September 30, 2014.  The Company paid cash dividends of approximately $2.0 million during the three months ended December 31, 2013.  On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections ("STIs"), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 455 million FC1 and FC2 Female Condoms.

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

The CDC estimates there are 20 million new STIs in the U.S. each year. It is also estimated that over 24,000 women each year in the U.S. lose the ability to conceive or carry a pregnancy to term due to undiagnosed or untreated STIs. In March 2008, the CDC announced that a study indicated that 26 percent of female adolescents in the U.S. have at least one of the most common STIs.  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STIs among adolescent women in the U.S.  In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex. Among these girls, the STI prevalence was 40 percent.

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

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and STI prevention, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, United Nations Population Fund (“UNFPA”), United States Agency for International Development (“USAID”), through its facilitator, John Snow, Inc., the United Nations Joint Programme on HIV/AIDS (“UNAIDS”), country-specific health ministries and non-governmental organizations (“NGOs”), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical sales support and assist with its customers’ prevention and family planning programs.

In July 2014, the Company announced a new growth strategy with two key elements.  The first element seeks to accelerate demand for FC2 by strengthening key customer relationships and creating greater awareness of FC2 in our current markets through more effective sales and marketing efforts.  A portion of our training and education resources have been redeployed to support the sales and marketing activities, and the Company is also examining the potential for FC2 in the U.S. consumer market.  The Company appointed a new executive in July 2014, who has responsibility for directing resources to implement the FC2 growth strategy. The Company remains strongly committed to realizing the market potential for FC2, both in the global public sector and potentially as a consumer product in developed countries, and believes that increased spending on sales and marketing activities will accelerate and grow global demand for FC2. The second element of the Company’s new growth strategy involves product diversification.  The Company is actively evaluating the potential acquisition of additional products, technologies and businesses that are complementary to FC2 in terms of market segment, product category and/or channel presence.

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

In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  Municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York and Washington, D.C., are all examples of cities with programs providing female and male condoms free of charge. In New York City, at December 31, 2014 FC2 has been distributed in 1,672 locations, up 12% over 1,495 locations at December 31, 2013.

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

The Company’s facility may also be subject to inspection by UNFPA, USAID, International Organization for Standardization (ISO) and country specific ministries of health.

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

The Company has a registration for the trademark “FC2 Female Condom” in the United States.  Furthermore, the Company has filed applications or secured registrations in 39 countries or jurisdictions around the world to protect the various names and symbols used in marketing FC2.  In addition, the experience that has been gained through years of manufacturing its Female Condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further protect its competitive position.

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

In October 2014, we announced that Semina Industria e Comercio Ltda (“Semina”), our distributor in Brazil, has been awarded an exclusive contract under a public tender.  The contract is valid through August 20, 2015, and the Brazil Ministry of Health may place orders against this tender in its discretion.  Through the date of this report, the Company has received orders for 25 million units in fulfillment of the tender, of which over 5 million units were shipped during the three months ended December 31, 2014.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2015	2014	2013	2012	2011
October 1 – December 31	12,154,569	11,832,666	17,114,630	15,166,217	6,067,421
January 1 – March 31		7,298,968	16,675,035	13,945,320	8,905,099
April 1 – June 30		13,693,652	12,583,460	15,198,960	5,922,334
July 1 - September 30		9,697,341	8,386,800	17,339,500	11,977,716
Total	12,154,569	42,522,627	54,759,925	61,649,997	32,872,570

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

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning.  The Company offers uniform pricing to such agencies, rather than entering into long-term supply agreements.  The Company's four largest customers currently are UNFPA, USAID, Sekunjalo Investments Corporation (PTY) Ltd (“Sekunjalo”), and Semina.  We sell to the Brazil Ministry of Health either through UNFPA or Semina.  In the U.S., FC2 is sold to city and state public health clinics as well as to not-for-profit organizations such as Planned Parenthood.

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

The Company's operating expenses include costs for sales, marketing, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the period from 2013 through 2018 in reproductive health and HIV/AIDS prevention education and training in collaboration with global agencies.  Such investment in education and training may increase the Company’s operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending on education and training.  In connection with the London Summit, the Company implemented a volume purchasing incentive program to award major public sector purchasers with FC2 equal to 5 percent of their total annual units purchased, at no-cost. The Company reserves for the no-cost product as a cost of sales, which may affect the Company’s gross margin.  Effective January 1, 2015, the Company has reduced the unit price to the major public sector purchasers to reflect the 5 percent no-cost product instead of awarding no-cost product.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

The Company generated net revenues of $6,659,206 and net income of $804,917, or $0.03 per diluted share, for the three months ended December 31, 2014, compared to net revenues of $6,690,195 and net income of $1,464,603, or $0.05 per diluted share, for the three months ended December 31, 2013.

Net revenues decreased  $30,989 on a 3 percent increase in unit sales for the three months ended December 31, 2014, compared with the same period last year.  The FC2 average sales price per unit decreased 3.1 percent compared with the same period last year due to changes in sales mix.

Cost of sales decreased  $172,168, or 6 percent, to $2,839,533 in the three months ended December 31, 2014 from $3,011,701 for the same period last year.

Gross profit increased  $141,179, or 4 percent, to $3,819,673 for the three months ended December 31, 2014 from $3,678,494 for the three months ended December 31, 2013.  Gross profit margin for the three months ended December 31, 2014 was 57 percent of net revenues versus 55 percent of net revenues for the same period last year.  The increase reflects slightly higher material costs, which were more than offset by the favorable impact of currency exchange rates upon material purchases.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses increased  $270,966, or 13 percent, to $2,365,824 for the three months ended December 31, 2014 from $2,094,858 in the prior year period, primarily due to an increase in sales, marketing, training and education expenses.  The majority of the increased spending relates to payments to our Brazilian distributor for ongoing programming related to the 2012 tender and for marketing and management fees for the 2014 tender.    Higher sales and marketing expenses also reflect the addition of an Executive Vice President of Sales and Marketing to the Company’s management team.  Any other headcount added to the sales and marketing team is a redeployment of training and education resources.

Operating income for the three months ended December 31, 2014, was $1,453,849 versus operating income of $1,583,636 in the first quarter of fiscal year 2014, a decrease of $129,787, or 8 percent.  The decrease was primarily due to higher operating expenses partially offset by improved gross margins.

Interest and other income, net, for the three months ended December 31, 2014 was $652, an increase of $2,384 from the same period in fiscal year 2013, when interest and other expense, net, was $1,732.  The Company recorded a foreign currency transaction gain of $20,846 in the most recent quarter, compared with a foreign currency transaction loss of $18,426 for the same period last year.

Income tax expense for the three months ended December 31, 2014 was $670,430, an increase of $571,555 from the same period in fiscal year 2014, when income tax expense was $98,875.    The increase was primarily due to the Company no longer recognizing an income tax benefit associated with reducing the Company’s valuation allowance on its deferred tax assets related to net operating loss carryforwards.  During the period ended December 31, 2013, the valuation allowance on the Company’s deferred tax assets was fully reversed and as a result the Company does not expect to recognize such tax benefits to any significant extent in its consolidated statements of income for periods after December 31, 2013.  However the Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.

The Company's net income decreased  $659,686, or 45 percent, to $804,917 in the three months ended December 31, 2014 from net income of $1,464,603 in the same period of the prior year, as a result of significantly higher income tax expense and the other factors discussed above. Net income was 12 percent and 22 percent of net revenues for the three months ended December 31, 2014 and 2013, respectively.

Reliance on a Single Product

At this time, the Company currently derives all of its revenues from FC2, its only current product. While management believes the global potential for FC2 is significant, the ultimate level of consumer demand around the world is not yet known.

Distribution Network

The Company's strategy is to develop a global distribution network for FC2 by entering into partnership arrangements with financially secure companies with appropriate marketing expertise. This strategy has resulted in distribution in 144 countries, including numerous in-country distributions in the public health sector, particularly in Africa and Latin America. The Company has also entered into several partnership agreements for the commercialization of FC2 in consumer sector markets around the world. However, the Company is dependent on country governments, global donors, as well as U.S. municipal and state public health departments to continue AIDS/HIV/STI prevention and family planning programs that include FC2 as a component of such programs. The Company’s commercial market penetration is dependent on its ability to identify appropriate business partners who will effectively market and distribute FC2 within its contractual territory. Failure by the Company's partners to successfully market and distribute FC2 or failure of donors and/or country governments to establish and sustain HIV/AIDS prevention programs which include distribution of female condoms, the Company’s inability to secure additional agreements with global AIDS prevention and family planning organizations, or the Company’s inability to secure agreements in new markets, either in the public or private sectors, could adversely affect the Company’s financial condition and results of operations.

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

The Company’s distributors are subject to exchange rate risk as their orders are denominated in U.S. dollars and they generally sell to their customers in the local country currency.  If currency fluctuations have a material impact on a distributor it may ask the Company for pricing concessions or other financial accommodations.

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

Liquidity and Sources of Capital

The Company's operations used cash flow of $1.2 million in the three months ended December 31, 2014, which included a negative impact of changes in operating assets and liabilities of $(2.9) million, compared with providing cash flow of $1.2 million in the three months ended December 31, 2013, which included a negative impact of changes in operating assets and liabilities of $(0.6) million.  At December 31, 2014 accounts receivable and inventory increased $2.9 million and $0.5 million, respectively, from September 30, 2014.  These increases are a result of orders received under the awarded Brazil 2014 tender.

Accounts receivable increased from $2.9 million at September 30, 2014 to $5.8 million at December 31, 2014.  The Company’s credit terms vary from 30 to 90 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 62 days.  Over the past five years, the Company’s bad debt expense has been less than 0.04 percent of product sales.

Beginning February 16, 2010, through May 7, 2014, the Company paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  A cumulative total of $29.4 million has been paid since the programs initiation.  The Company paid cash dividends of $2.0 million during the three months ended December 31, 2013.    On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

At December 31, 2014, the Company had working capital of $11.0 million and stockholders’ equity of $29.3 million compared to working capital of $9.7 million and stockholders’ equity of $28.1 million as of December 31, 2013.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at December 31, 2014). The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either December 31, 2014 or September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company’s distributors are subject to exchange rate risk as their orders are denominated in the U.S. dollars and they generally sell to their customers in the local country currency.  If currency fluctuations have a material impact on a distributor it may ask the Company for pricing concessions or other financial accommodations.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Heartland Bank, consisting of a revolving note for up to $2 million with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to the national prime rate published by the Wall Street Journal.  As the Company has had no outstanding borrowings in the last five years, it currently has no significant exposure to market risk for changes in interest rates.  Should the Company incur future borrowings under its line of credit, it would be subject to interest rate risk related to such borrowings.

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

PART II.       OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2014.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

Item 6.  Exhibits

Exhibit

Number        Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	First Amendment to Consulting Agreement, dated as of October 1, 2014, between the Company and Donna Felch.

10.2	Letter Agreement dated November 18, 2014 terminating Amended and Restated Change of Control Agreement of O.B. Parrish.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 3, 2015

/s/ Karen King

Karen King, President and

Chief Executive Officer

DATE: February 3, 2015

/s/ Michele Greco

Michele Greco, Executive Vice President

and Chief Financial Officer