Form 10-Q
period 2015-03-31
FEMALE HEALTH CO
filed 2015-04-30
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, the registrant had 28,815,965 shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
ASSETS
Current Assets:
Cash	$2,933,802	$5,796,223
Accounts receivable, net	12,472,276	2,943,850
Inventory, net	2,808,907	2,983,447
Prepaid expenses and other current assets	383,169	638,243
Deferred income taxes	700,000	711,000
TOTAL CURRENT ASSETS	19,298,154	13,072,763

Other assets	148,872	166,084

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,895,008	4,913,271
Less accumulated depreciation and amortization	(3,520,527)	(3,310,964)
Plant and equipment, net	1,374,481	1,602,307

Deferred income taxes	15,072,754	16,832,000
TOTAL ASSETS	$35,894,261	$31,673,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,477,562	$1,124,859
Accrued expenses and other current liabilities	2,547,695	1,816,508
Accrued compensation	619,901	436,843
TOTAL CURRENT LIABILITIES	4,645,158	3,378,210

Deferred rent	24,669	39,105
Deferred income taxes	168,365	190,513
TOTAL LIABILITIES	4,838,192	3,607,828

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	309,977	309,587
Additional paid-in-capital	69,003,701	68,484,889
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(29,869,485)	(32,341,976)
Treasury stock, at cost	(7,806,605)	(7,805,655)
TOTAL STOCKHOLDERS' EQUITY	31,056,069	28,065,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,894,261	$31,673,154

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2015	2014

Net revenues	$10,977,467	$4,346,223

Cost of sales	4,583,360	1,960,282

Gross profit	6,394,107	2,385,941

Operating expenses	3,444,714	1,590,718

Operating income	2,949,393	795,223

Non-operating income:
Interest and other (expense) income, net	(3,841)	108,724
Foreign currency transaction gain (loss)	28,467	(23,968)
Total non-operating income	24,626	84,756

Income before income taxes	2,974,019	879,979

Income tax expense	1,306,445	504,898

Net income	$1,667,574	$375,081

Net income per basic common share outstanding	$0.06	$0.01

Basic weighted average common shares outstanding	28,521,659	28,562,647

Net income per diluted common share outstanding	$0.06	$0.01

Diluted weighted average common shares outstanding	28,780,481	28,915,778

Cash dividends declared per common share	$—	$0.07

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2015	2014

Net revenues	$17,636,673	$11,036,418

Cost of sales	7,422,893	4,971,983

Gross profit	10,213,780	6,064,435

Operating expenses	5,810,538	3,685,576

Operating income	4,403,242	2,378,859

Non-operating income:
Interest and other (expense) income, net	(3,189)	106,992
Foreign currency transaction gain (loss)	49,313	(42,394)
Total non-operating income	46,124	64,598

Income before income taxes	4,449,366	2,443,457

Income tax expense	1,976,875	603,773

Net income	$2,472,491	$1,839,684

Net income per basic common share outstanding	$0.09	$0.06

Basic weighted average common shares outstanding	28,512,005	28,520,666

Net income per diluted common share outstanding	$0.09	$0.06

Diluted weighted average common shares outstanding	28,774,785	28,882,422

Cash dividends declared per common share	$—	$0.21

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES
Net income	$2,472,491	$1,839,684
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	251,383	286,895
Share-based compensation	380,158	404,158
Deferred income taxes	1,748,098	431,085
Loss on disposal of fixed assets	3,483	430
Changes in current assets and liabilities	(7,684,846)	(1,796,376)
Net cash (used in) provided by operating activities	(2,829,233)	1,165,876

INVESTING ACTIVITIES
Capital expenditures	(27,040)	(83,991)
Net cash used in investing activities	(27,040)	(83,991)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	(950)	(10,365)
Dividends paid on common stock	(5,198)	(4,052,634)
Net cash used in financing activities	(6,148)	(4,062,999)

Net decrease in cash	(2,862,421)	(2,981,114)
Cash at beginning of period	5,796,223	8,922,430

CASH AT END OF PERIOD	$2,933,802	$5,941,316

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$155,629	$500,635
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$239,580	$297,806
Dividends payable	$—	$2,028,303

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

Operating results for the three and six months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2014.

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company-UK, and its wholly owned subsidiaries, The Female Health Company-UK, plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company (FHC or the Company) is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 Female Condom (FC2).  The Female Health Company-UK, is the holding company of The Female Health Company-UK, plc, which is located in a 6,400 sq. ft. leased office facility located in London, England. The Female Health Company (M) SDN.BHD leases a 45,800 sq. ft. manufacturing facility located in Selangor D.E., Malaysia.

Since the Company began distributing FC2 in 2007, it has been shipped to either or both commercial (private sector) and public health sector markets in 144 countries. It is marketed to consumers through distributors, public health programs and retailers in 16 countries.

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 78 days. Over the past five years, the Company’s bad debt expense has been less than 0.03 percent of product sales.  The balance in the allowance for doubtful accounts was $48,068 at March 31, 2015 and September 30, 2014.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $83,828 and $55,806 at March 31, 2015 and September 30, 2014, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction gain of $28,467 and $49,313 for the three and six months ended March 31, 2015, respectively, compared to a loss of $23,968 and $42,394 for the three and six months ended March 31, 2014, respectively.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the March 31, 2014 and September 30, 2014 consolidated financial statements have been reclassified to conform to the March 31, 2015 presentation.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Denominator	2015	2014	2015	2014
Weighted average common shares outstanding - basic	28,521,659	28,562,647	28,512,005	28,520,666
Net effect of dilutive securities:
Options	56,016	154,295	59,974	162,920
Unvested restricted shares	202,806	198,836	202,806	198,836
Total net effect of dilutive securities	258,822	353,131	262,780	361,756
Weighted average common shares outstanding - diluted	28,780,481	28,915,778	28,774,785	28,882,422
Income per common share – basic	$0.06	$0.01	$0.09	$0.06
Income per common share – diluted	$0.06	$0.01	$0.09	$0.06

Options to purchase approximately 90,000 shares of common stock at an exercise price of $3.92 per share that were outstanding during the three and six months ended March 31, 2015, were not included in the computation of diluted net income per share because their effect was anti-dilutive.  There were no anti-dilutive shares for the three and six months ended March 31, 2014.

NOTE 3 - Inventory

Inventory consists of the following components at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014

Raw material	$786,757	$1,091,703
Work in process	85,491	15,962
Finished goods	1,973,962	1,936,655
Inventory, gross	2,846,210	3,044,320
Less: inventory reserves	(37,303)	(60,873)
Inventory, net	$2,808,907	$2,983,447

NOTE 4 – Line of Credit

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the Loan Agreement) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at March 31, 2015). The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either March 31, 2015 or September 30, 2014.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of March 31, 2015,  1,093,018 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three and six months ended March 31, 2015 or 2014.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No stock compensation expense related to options was recognized for the three and six months ended March 31, 2015 or 2014.

No stock options were exercised during the six months ended March 31, 2015 and 2014.

The following table summarizes the stock options outstanding and exercisable at March 31, 2015:

	Options	Wghted. Avg.
	Outstanding and Exercisable	Remaining Life	Wghted. Avg.	Aggregate
	at March 31, 2015	(years)	Exercise Price	Intrinsic Value
Total	180,000	2.84	$2.60	$140,400

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $2.83 per share as of the last business day of the period ended March 31, 2015.  As of March 31, 2015, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 43,500 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2015. The fair value of the awards granted was approximately $144,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were 3,250 shares of restricted stock forfeited during the three and six months ended March 31, 2015.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $180,000 and $380,000 for the  three and six months ended March 31, 2015, respectively, $100,000 of which was included in accrued expenses at the six months then ended since the related shares had not yet been issued at March 31, 2015. Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and six months ended March 31, 2014 was approximately $199,000 and $404,000, respectively, of which $123,000 was included in accrued expenses at March 31, 2014.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2015 and 2014. As of March 31, 2015, there was approximately $780,000, representing approximately 115,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 1.31 years.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2015.  From the program’s onset through March 31, 2015, the total number of shares repurchased by the Company is 2,183,704.  The total number of shares that may yet be purchased under the program is 816,296. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. During the three and six months ended March 31, 2015, private repurchase transactions were 250 shares, and there were no open market repurchase transactions.  During the three and six months ended March 31, 2014, private repurchase transactions were 1,500 shares, and there were no open market repurchase transactions.

Total repurchase activity through March 31, 2015 is as follows:

	Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through March 31, 2015
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2014	2,183,454	$3.57	$7,805,655
October 1, 2014 - October 31, 2014	—	—	—
November 1, 2014 - November 30, 2014	—	—	—
December 1, 2014 - December 31, 2014	—	—	—
Quarterly Subtotal	—	$—	—
January 1, 2015 - January 31, 2015	—	—	—
February 1, 2015 - February 28, 2015	250	3.80	950
March 1, 2015 - March 31, 2015	—	—	—
Quarterly Subtotal	250	$3.80	$950
Six Months Subtotal	250	$3.80	$950
Total	2,183,704	$3.57	$7,806,605

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for					Long-Lived Asset As Of
	the Six Months Ended March 31,					March 31,	September 30,
	2015		2014			2015	2014
Brazil	$9,955	(1)	$	*		$—	$—
Zimbabwe	2,113	(1)		*		—	—
South Africa	1,181			2,262	(1)	—	—
Angola	*			2,476	(1)	—	—
United States	*			1,280	(1)	67	88
Tanzania	*			908		—	—
Congo	*			658		—	—
Malaysia	*			*		1,325	1,528
United Kingdom	*			*		131	152
Other	4,388			3,452		—	—
Total	$17,637			$11,036		$1,523	$1,768

* Less than 5 percent of total net revenues.

(1) Exceeds 10 percent of total net revenues.

At March 31, 2015 the Company had two customers whose accounts receivable balance was 50 percent and 10 percent, respectively, of current assets.  At September 30, 2014 the Company had one customer whose accounts receivable balance was 12 percent of current assets.  No other single customer’s accounts receivable balance accounted for more than 10 percent of current assets as of March 31, 2015 or September 30, 2014.

NOTE 8 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $10 million for FHC's consumer health care product.

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

As of March 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of approximately $17,269,000 and $17,020,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $62,870,000 as of March 31, 2015, which can be carried forward indefinitely to be used to offset future U.K. taxable income. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of March 31, 2015.  With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and six months ended March 31, 2015 and 2014, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Income tax expense at statutory rates	$1,011,000	$299,000	$1,513,000	$831,000
State income tax, net of federal benefits	271,000	55,000	364,000	153,000
Non-deductible expenses	—	—	2,000	2,000
Effect of AMT expense	64,000	19,000	91,000	19,000
Effect of foreign income taxes	40,501	(33,164)	61,235	(147,375)
Effect of share-based compensation	—	—	—	(214,000)
Other	(80,056)	165,062	(54,360)	(39,852)
Income tax expense	$1,306,445	$504,898	$1,976,875	$603,773

Note 10 – Dividends

Beginning February 16, 2010, through May 7, 2014, the Company paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  Cash dividends paid totaled $29.4 million through September 30, 2014.  The Company paid cash dividends of approximately $4.0 million during the six months ended March 31, 2014.  On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. As of March 31, 2015, FHC has manufactured and sold approximately 476 million FC1 and FC2 Female Condoms.

Products

Currently, there are only two FDA approved and marketed products that prevent the transmission of HIV/AIDS through sexual intercourse: the male condom and FC2.  FC2 is currently the only FDA approved and marketed female-controlled product  that prevents STIs, including HIV/AIDS. Used consistently and correctly, FC2 provides women dual protection against STIs, including HIV/AIDS, and unintended pregnancy.  When used correctly the protection rates against unintended pregnancies are 95 percent for female condoms compared to 98 percent for male condoms according to the FDA. FC2 is not seen as directly competing with the male condom; it provides an alternative to either unprotected sex or male condom usage.

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

The CDC estimates there are 20 million new cases of STIs that they track in the U.S. each year. It is also estimated that over 24,000 women each year in the U.S. lose the ability to conceive or carry a pregnancy to term due to undiagnosed or untreated STIs. In March 2008, the CDC announced that a study indicated that 26 percent of female adolescents in the U.S. have at least one of the most common STIs.  Led by the CDC’s Sara Forhan, the study is the first to examine the combined national prevalence of common STIs among adolescent women in the U.S.  In addition to overall STI prevalence, the study found that by race, African American teenage girls had the highest prevalence, with an overall prevalence of 48 percent compared to 20 percent among both whites and Mexican Americans.  Overall, approximately half of all the teens in the study reported ever having sex. Among these girls, the STI prevalence was 40 percent.

On November 29, 2012, in conjunction with World AIDS Day, U.S. Secretary of State Hillary Clinton, as part of the President’s Emergency Plan For AIDS Relief (PEPFAR), issued a blueprint for an AIDS Free Generation.  In the blueprint it states that female condoms are unique in providing a female-controlled HIV prevention option and that PEPFAR will work with partner governments and other donors to promote female condoms wherever effective programs can build a sustained demand.

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

On July 11, 2012, World Population Day, the U.K. Government and the Bill and Melinda Gates Foundation held a Summit on Family Planning in London, England (the London Summit).  It was attended by public health officials, government officials, and private sector companies that supply contraceptives and related products.  FHC was one of only fourteen companies, and the only condom manufacturer, invited to attend the London Summit.  The primary goal of the London Summit was to increase access to contraceptives to an additional 120 million poor women in 69 developing countries by 2020.

The Condom Market

The global public health sector market for male condoms is estimated to be greater than 8-10 billion units annually. The private sector market for male condoms is estimated at 10-15 billion units annually. The combined global male condom market (public and private sector) is estimated at a value of $4.5 billion annually.  The female condom market represents a very small portion of the total global condom market.

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and STI prevention, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, United Nations Population Fund (UNFPA), United States Agency for International Development (USAID), through its facilitator, John Snow, Inc., the United Nations Joint Programme on HIV/AIDS (UNAIDS), country-specific health ministries and non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical sales support and assist with its customers’ prevention and family planning programs.

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

The Company has been investigating and developing the opportunity to introduce FC2 direct to consumers in the U.S. and other developed world markets.  Focus group research has been conducted to establish the target consumer and their motivations and needs.  Currently the Company is working on developing a new brand, packaging, brand messaging and strategic positioning.  The Company expects to employ a primarily digital/social marketing approach to create product awareness and trial.  Research has reinforced that many consumers prefer online shopping and information-gathering for this product category as opposed to retail shopping.  The Company is also taking steps to put the infrastructure in place to support the direct to consumer channel.  FC2 was registered and now has a UPC code to support reimbursement.  Female condoms are reimbursable under the Affordable Care Act and most major health plans.  An online store for direct-to-consumer purchases was launched in March 2015.  The Company is also forming a medical advisory board to assist with determining the optimal approach to inform health care professionals of the benefits of FC2.  Sampling and support information at gynecological practices will be one tactic employed.

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

In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  Municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York and Washington, D.C., are all examples of cities with programs providing female and male condoms free of charge. In New York City, at March 31, 2015 FC2 has been distributed in 1,693 locations, up 10% over 1,534 locations at March 31, 2014.

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

FC2’s primary usages are for disease prevention and family planning, and the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

In October 2014, we announced that Semina Industria e Comercio Ltda (“Semina”), our distributor in Brazil, has been awarded an exclusive contract under a public tender.  The contract is valid through August 20, 2015, and the Brazil Ministry of Health may place orders against this tender in its discretion.  Through the date of this report, the Company has received orders for 25 million units in fulfillment of the tender, of which approximately 19 million units were shipped during the six months ended March 31, 2015.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2015	2014	2013	2012	2011
October 1 – December 31	12,154,569	11,832,666	17,114,630	15,166,217	6,067,421
January 1 – March 31	20,760,520	7,298,968	16,675,035	13,945,320	8,905,099
April 1 – June 30		13,693,652	12,583,460	15,198,960	5,922,334
July 1 - September 30		9,697,341	8,386,800	17,339,500	11,977,716
Total	32,915,089	42,522,627	54,759,925	61,649,997	32,872,570

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

The Company’s most significant customers are either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning.  The Company offers uniform pricing to such agencies, rather than entering into long-term supply agreements.  The Company's four largest customers currently are UNFPA, USAID, Sekunjalo Investments Corporation (PTY) Ltd (Sekunjalo), and Semina.  We sell to the Brazil Ministry of Health either through UNFPA or Semina.  In the U.S., FC2 is sold to city and state public health clinics as well as to not-for-profit organizations such as Planned Parenthood.

The Company has identified a number of online retailers who have been selling public sector diverted product that is incorrectly labeled to consumers.  The Company has requested that such retailers suspend all such sales.  The FDA requires companies to use best efforts to stop this type of activity.  Sales for the U.S. in 2015 may be negatively impacted by a halt on such online sales as  a significant volume of product has moved through this channel.

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

On April 1, 2015, a tariff exemption in Brazil for condoms was eliminated.  All shipments of FC2 clearing customs in Brazil on or after April 1, 2015 will be subject to a tariff.  The Company has agreed to share 50 percent of these tariff costs with Semina, its distributor in Brazil.  The Company's share of these tariff costs approximates $618,000 for the portion of the 25 million unit order received under the 2014 tender that is subject to the tariff, which amount will be expensed in the third quarter of fiscal year 2015.

The Company's operating expenses include costs for sales, marketing, education and training relating to FC2.  During the London Summit, the Company announced a program to support the London Summit's goal to provide contraceptives to an additional 120 million women by 2020.  This program includes a plan for the Company to invest up to $14 million over the period from 2013 through 2018 in reproductive health and HIV/AIDS prevention marketing, education and training in collaboration with global agencies.  Such investment in marketing, education and training may increase the Company’s operating expenses in future periods, although the Company has not set a specific timetable for any such increased spending.  In connection with the London Summit, the Company implemented a volume purchasing incentive program to award major public sector purchasers with FC2 equal to 5 percent of their total annual units purchased, at no-cost. The Company reserves for the no-cost product as a cost of sales, which may affect the Company’s gross margin.  Effective January 1, 2015, the Company has reduced the unit price to the major public sector purchasers to reflect the 5 percent no-cost product instead of awarding no-cost product.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

The Company generated net revenues of $10,977,467 and net income of $1,667,574, or $0.06 per diluted share, for the three months ended March 31, 2015, compared to net revenues of $4,346,223 and net income of $375,081, or $0.01 per diluted share, for the three months ended March 31, 2014.

Net revenues increased $6,631,244 on a 184 percent increase in unit sales for the three months ended March 31, 2015, compared with the same period last year.  Effective January 1, 2015, the unit price has been reduced for all major public sector purchasers to replace the previous 5 percent no-cost product policy under the Company’s volume purchasing incentive program.    The FC2 average sales price per unit decreased 11.2 percent compared with the same period last year due to changes in sales mix and the public sector price adjustment.

Cost of sales increased $2,623,078, or 134 percent, to $4,583,360 in the three months ended March 31, 2015 from $1,960,282 for the same period last year.

Gross profit increased $4,008,166, or 168 percent, to $6,394,107 for the three months ended March 31, 2015 from $2,385,941 for the three months ended March 31, 2014.  Gross profit margin for the three months ended March 31, 2015 was 58 percent of net revenues versus 55 percent of net revenues for the same period last year.  The increase reflects the favorable impact of changes in currency exchange rates slightly offset by higher costs associated with the increased unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses increased $1,853,996, or 117 percent, to $3,444,714 for the three months ended March 31, 2015 from $1,590,718 in the prior year period.  Approximately 60 percent of the increased spending related to payments to our Brazilian distributor for ongoing programming related to the 2012 tender and for marketing and management fees for the 2014 tender.  Additionally approximately 30 percent of the increased spending related to an increased accrual for fiscal-year end incentive compensation, compared with a reduction in the accrual for incentive compensation in the prior-year period, as it was determined that fiscal year 2014 performance goals would not be achieved.  Finally, a small portion of the increased operating costs was due to modest product development costs associated with the FC2 strategy and business development consulting costs associated with the portfolio diversification strategy, which were not incurred in the prior year period.

Operating income for the three months ended March 31, 2015, was $2,949,393 versus operating income of $795,223 in the second quarter of fiscal year 2014, an increase of $2,154,170, or 271 percent.  The increase was primarily due to increased net revenues and improved gross margins partially offset by higher operating expenses.

Interest and other expense, net, for the three months ended March 31, 2015 was $3,841, a decrease of $112,565 from the same period in fiscal year 2014, when interest and other income, net, was $108,724.  The Company recorded a foreign currency transaction gain of $28,467 in the most recent quarter, compared with a foreign currency transaction loss of $23,968 for the same period last year.

Income tax expense for the three months ended March 31, 2015 was $1,306,445, compared to $504,898 for the same period in fiscal year 2014.  The effective tax rate for the three months ended March 31, 2015 and 2014 was 43.9 percent and 57.4 percent, respectively.  The Company is no longer recognizing an income tax benefit associated with reducing the Company’s valuation allowance on its deferred tax assets related to net operating loss carryforwards.  During the period between October 1, 2006 and December 31, 2013, the Company began reducing the valuation allowance on its deferred tax assets related to net operating loss carryforwards which resulted in income tax benefits in its consolidated statements of income.  During the period ended December 31, 2013, the valuation allowance on the Company’s deferred tax assets was fully reversed and as a result the Company does not expect to recognize such income tax benefits to any significant extent in its consolidated statements of income for periods after December 31, 2013.  However the Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.

The Company's net income increased $1,292,493, or 345 percent, to $1,667,574 in the three months ended March 31, 2015 from net income of $375,081 in the same period of the prior year.  Net income was 15 percent and 9 percent of net revenues for the three months ended March 31, 2015 and 2014, respectively.

SIX MONTHS ENDED MARCH 31, 2015 COMPARED TO SIX MONTHS ENDED MARCH 31, 2014

The Company generated net revenues of $17,636,673 and net income of $2,472,491, or $0.09 per diluted share, for the six months ended March 31, 2015, compared to net revenues of $11,036,418 and net income of $1,839,684, or $0.06 per diluted share, for the six months ended March 31, 2014.

Net revenues increased $6,600,255 on a 72 percent increase in unit sales for the six months ended March 31, 2015, compared with the same period last year.  Effective January 1, 2015, the unit price has been reduced for all major public sector purchasers to replace the previous 5 percent no-cost product policy under the Company’s volume purchasing incentive program.    The FC2 average sales price per unit decreased 7.1 percent compared with the same period last year due to changes in sales mix and the public sector price adjustment.

Cost of sales increased $2,450,910, or 49 percent, to $7,422,893 in the six months ended March 31, 2015 from $4,971,983 for the same period last year.

Gross profit increased $4,149,345, or 68 percent, to $10,213,780 for the six months ended March 31, 2015 from $6,064,435 for the six months ended March 31, 2014.  Gross profit margin for the six months ended March 31, 2015 was 58 percent of net revenues versus 55 percent of net revenues for the same period last year.  The increase reflects the favorable impact of changes in currency exchange rates slightly offset by higher costs associated with the increased unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses increased $2,124,962, or 58 percent, to $5,810,538 for the six months ended March 31, 2015 from $3,685,576 in the prior year period.  Approximately 60 percent of the increased spending related to payments to our Brazilian distributor for ongoing programming related to the 2012 tender and for marketing and management fees for the 2014 tender.  Additional increased expenses related to an accrual for fiscal-year end incentive compensation, product development costs associated with the FC2 strategy and business development consulting costs associated with the portfolio diversification strategy,  all of which were not incurred in the prior year period.

Operating income for the six months ended March 31, 2015, was $4,403,242 versus operating income of $2,378,859 in the same period of fiscal year 2014, an increase of $2,024,383, or 85 percent.  The increase was primarily due to increased net revenues and improved gross margins partially offset by higher operating expenses.

Interest and other expense, net, for the six months ended March 31, 2015 was $3,189, a decrease of $110,181 from the same period in fiscal year 2014, when interest and other income, net, was $106,992.  The Company recorded a foreign currency transaction gain of $49,313 in the most recent quarter, compared with a foreign currency transaction loss of $42,394 for the same period last year.

Income tax expense for the six months ended March 31, 2015 was $1,976,875, compared to $603,773 for the same period in fiscal year 2014.  The effective tax rate for the six months ended March 31, 2015 and 2014 was 44.4 percent and 24.7 percent, respectively.  The Company is no longer recognizing an income tax benefit associated with reducing the Company’s valuation allowance on its deferred tax assets related to net operating loss carryforwards.  During the period between October 1, 2006 and December 31, 2013, the Company began reducing the valuation allowance on its deferred tax assets related to net operating loss carryforwards which resulted in income tax benefits in its consolidated statements of income.  During the period ended December 31, 2013, the valuation allowance on the Company’s deferred tax assets was fully reversed and as a result the Company does not expect to recognize such income tax benefits to any significant extent in its consolidated statements of income for periods after December 31, 2013.  However the Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid of $155,629 are reflected on the Company’s consolidated statements of cash flows.

The Company's net income increased $632,807, or 34 percent, to $2,472,491 in the six months ended March 31, 2015 from net income of $1,839,684 in the same period of the prior year.  Net income was 14 percent and 17 percent of net revenues for the six months ended March 31, 2015 and 2014, respectively.

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

Liquidity and Sources of Capital

The Company's operations used cash of $2.8 million in the six months ended March 31, 2015, which included a negative impact of changes in operating assets and liabilities of $(7.7) million, compared with providing cash from operations of $1.2 million in the six months ended March 31, 2014, which included a negative impact of changes in operating assets and liabilities of $(1.8) million.  Accounts receivable increased $9.5 million from $2.9 million at September 30, 2014 to $12.5 million at March 31, 2015.  This increase is a result of orders received under the awarded Brazil 2014 tender. Semina normally pays upon payment from the Brazilian Government; however due to economic issues in Brazil the government has been slower in paying vendors.

The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 78 days.  Over the past five years, the Company’s bad debt expense has been less than 0.03 percent of product sales.

Beginning February 16, 2010, through May 7, 2014, the Company paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  Cash dividends paid totaled $29.4 million during this period.  The Company paid cash dividends of $4.0 million during the six months ended March 31, 2014.  On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

At March 31, 2015, the Company had working capital of $14.7 million and stockholders’ equity of $31.1 million compared to working capital of $10.0 million and stockholders’ equity of $27.8 million as of March 31, 2014.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Heartland Bank credit facility.

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Heartland Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Heartland Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at March 31, 2015). The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either March 31, 2015 or September 30, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company has had a Stock Repurchase Program since January 2007.  The Stock Repurchase Program currently authorizes a total of 3 million shares to be acquired through December 31, 2015.  From the program’s onset through March 31, 2015, the total number of shares repurchased by the Company is 2,183,704.  The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.

In October 2008, the Company’s board of directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company’s equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request.  Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual.  During the three and six months ended March 31, 2015, private repurchase transactions were 250 shares, and there were no open market repurchase transactions.  During the three and six months ended March 31, 2014, private repurchase transactions were 1,500 shares, and there were no open market repurchase transactions.

Issuer Purchases of Equity Securities:	Details of Treasury Stock Purchases to Date through March 31, 2015:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares that May yet be Purchased Under the Program
January 1, 2007 – December 31, 2014	2,183,454	$3.57	2,183,454	816,546
January 1, 2015 - January 31, 2015	—	—	2,183,454	816,546
February 1, 2015 - February 28, 2015	250	3.80	2,183,704	816,296
March 1, 2015 - March 31, 2015	—	—	2,183,704	816,296
Quarterly Subtotal	250	3.80	250
Total	2,183,704	$3.57	2,183,704	816,296

Item 6.  Exhibits

Exhibit

Number        Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (6)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

THE FEMALE HEALTH COMPANY

DATE: April 30, 2015

/s/ Karen King

Karen King, President and

Chief Executive Officer

DATE: April 30, 2015

/s/ Michele Greco

Michele Greco, Executive Vice President

and Chief Financial Officer