Form 10-Q
period 2015-06-30
FEMALE HEALTH CO
filed 2015-07-30
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 29, 2015, the registrant had 28,760,965 shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
ASSETS
Current Assets:
Cash	$2,624,726	$5,796,223
Accounts receivable, net	14,335,235	2,943,850
Inventory, net	2,546,340	2,983,447
Prepaid expenses and other current assets	518,481	638,243
Deferred income taxes	828,000	711,000
TOTAL CURRENT ASSETS	20,852,782	13,072,763

Other assets	151,398	166,084

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,995,557	4,913,271
Less accumulated depreciation and amortization	(3,641,680)	(3,310,964)
Plant and equipment, net	1,353,877	1,602,307

Deferred income taxes	14,806,471	16,832,000
TOTAL ASSETS	$37,164,528	$31,673,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$931,337	$1,124,859
Accrued expenses and other current liabilities	3,048,207	1,816,508
Accrued compensation	625,962	436,843
TOTAL CURRENT LIABILITIES	4,605,506	3,378,210

Deferred rent	18,352	39,105
Deferred income taxes	165,395	190,513
TOTAL LIABILITIES	4,789,253	3,607,828

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	309,947	309,587
Additional paid-in-capital	69,151,963	68,484,889
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(28,698,511)	(32,341,976)
Treasury stock, at cost	(7,806,605)	(7,805,655)
TOTAL STOCKHOLDERS' EQUITY	32,375,275	28,065,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,164,528	$31,673,154

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2015	2014

Net revenues	$7,813,207	$7,900,055

Cost of sales	3,180,672	3,729,785

Gross profit	4,632,535	4,170,270

Operating expenses	3,178,687	2,142,640

Operating income	1,453,848	2,027,630

Non-operating income (expense):
Interest and other expense, net	(1,941)	(993)
Foreign currency transaction gain (loss)	3,967	(15,818)
Total non-operating income (expense)	2,026	(16,811)

Income before income taxes	1,455,874	2,010,819

Income tax expense	284,900	851,321

Net income	$1,170,974	$1,159,498

Net income per basic common share outstanding	$0.04	$0.04

Basic weighted average common shares outstanding	28,538,908	28,561,648

Net income per diluted common share outstanding	$0.04	$0.04

Diluted weighted average common shares outstanding	28,759,443	28,885,427

Cash dividends declared per common share	$—	$—

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2015	2014

Net revenues	$25,449,880	$18,936,473

Cost of sales	10,603,565	8,701,768

Gross profit	14,846,315	10,234,705

Operating expenses	8,989,225	5,828,216

Operating income	5,857,090	4,406,489

Non-operating income:
Interest and other (expense) income, net	(5,130)	105,999
Foreign currency transaction gain (loss)	53,280	(58,212)
Total non-operating income	48,150	47,787

Income before income taxes	5,905,240	4,454,276

Income tax expense	2,261,775	1,455,094

Net income	$3,643,465	$2,999,182

Net income per basic common share outstanding	$0.13	$0.11

Basic weighted average common shares outstanding	28,520,972	28,534,327

Net income per diluted common share outstanding	$0.13	$0.10

Diluted weighted average common shares outstanding	28,755,444	28,871,864

Cash dividends declared per common share	$—	$0.21

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net income	$3,643,465	$2,999,182
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	372,535	429,188
Share-based compensation	542,724	616,493
Deferred income taxes	1,883,411	893,828
Loss on disposal of fixed assets	3,483	430
Changes in current assets and liabilities	(9,483,239)	(3,458,049)
Net cash (used in) provided by operating activities	(3,037,621)	1,481,072

INVESTING ACTIVITIES
Capital expenditures	(127,588)	(86,876)
Net cash used in investing activities	(127,588)	(86,876)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	117,600
Purchases of common stock for treasury shares	(950)	(217,831)
Dividends paid on common stock	(5,338)	(6,074,164)
Net cash used in financing activities	(6,288)	(6,174,395)

Net decrease in cash	(3,171,497)	(4,780,199)
Cash at beginning of period	5,796,223	8,922,430

CASH AT END OF PERIOD	$2,624,726	$4,142,231

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$267,394	$581,376
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$247,310	$297,806
Dividends payable	$—	$6,913

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

Operating results for the three and nine months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2014.

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

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 105 days. Over the past five years, the Company’s bad debt expense has been less than 0.03 percent of product sales.  The balance in the allowance for doubtful accounts was $48,068 at June 30, 2015 and September 30, 2014.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $88,823 and $55,806 at June 30, 2015 and September 30, 2014, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction gain of $3,967 and  $53,280 for the three and nine months ended June 30, 2015, respectively, compared to a loss of $15,818 and $58,212 for the three and nine months ended June 30, 2014, respectively.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the June 30, 2014 and September 30, 2014 consolidated financial statements have been reclassified to conform to the June 30, 2015 presentation.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Denominator	2015	2014	2015	2014
Weighted average common shares outstanding - basic	28,538,908	28,561,648	28,520,972	28,534,327
Net effect of dilutive securities:
Options	41,704	128,169	55,641	141,927
Unvested restricted shares	178,831	195,610	178,831	195,610
Total net effect of dilutive securities	220,535	323,779	234,472	337,537
Weighted average common shares outstanding - diluted	28,759,443	28,885,427	28,755,444	28,871,864
Income per common share – basic	$0.04	$0.04	$0.13	$0.11
Income per common share – diluted	$0.04	$0.04	$0.13	$0.10

Options to purchase approximately 90,000 shares of common stock at an exercise price of $3.92 per share that were outstanding during the three and nine months ended June 30, 2015, were not included in the computation of diluted net income per share because their effect was anti-dilutive.  There were no anti-dilutive shares for the three and nine months ended June 30, 2014.

NOTE 3 - Inventory

Inventory consists of the following components at June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014

Raw material	$1,035,313	$1,091,703
Work in process	54,516	15,962
Finished goods	1,548,130	1,936,655
Inventory, gross	2,637,959	3,044,320
Less: inventory reserves	(91,619)	(60,873)
Inventory, net	$2,546,340	$2,983,447

NOTE 4 – Line of Credit

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the Loan Agreement) with Midland States Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Midland States Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at June 30, 2015). The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the Loan Agreement at either June 30, 2015 or September 30, 2014.  The Company expects that the revolving note with the Bank will be renewed on August 1, 2015 for a one-year term expiring on August 1, 2016 with no other significant change in the terms of the facility.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of June 30, 2015,  1,090,018 shares had been granted under the plan and not subsequently forfeited, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three and nine months ended June 30, 2015 or 2014.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No stock compensation expense related to options was recognized for the three and nine months ended June 30, 2015 or 2014.

No stock options were exercised during the nine months ended June 30, 2015.  During the nine months ended June 30, 2014, 30,000 stock options were exercised and the Company received $117,600 of proceeds from the exercise of these options.  The intrinsic value of the options exercised was $89,000.

The following table summarizes the stock options outstanding and exercisable at June 30, 2015:

	Options	Weighted Avg.
	Outstanding and Exercisable	Remaining Life	Weighted Avg.	Aggregate
	at June 30, 2015	(years)	Exercise Price	Intrinsic Value
Total	180,000	2.59	$2.60	$47,700

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $1.80 per share as of the last business day of the period ended June 30, 2015.  As of June 30, 2015, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 43,500 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2015. The fair value of the awards granted was approximately $144,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were 5,000 and 8,250 shares of restricted stock forfeited during the three and nine months ended June 30, 2015, respectively.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $163,000 and $543,000 for the three and nine months ended June 30, 2015, respectively, $127,000 of which was included in accrued expenses at the nine months then ended since the related shares had not yet been issued at June 30, 2015. Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and nine months ended June 30, 2014 was approximately $212,000 and $616,000, respectively, of which $188,000 was included in accrued expenses at June 30, 2014.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2015 and 2014. As of June 30, 2015, there was approximately $608,000, representing approximately 85,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 1.18 years.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2015.  From the program’s onset through June 30, 2015, the total number of shares repurchased by the Company is 2,183,704.  The total number of shares that may yet be purchased under the program is 816,296. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. Total repurchase transactions are as follows (in shares):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Open market repurchase transactions	—	35,000	—	35,000
Private repurchase transactions	—	—	250	1,500
Total repurchase transactions	—	35,000	250	36,500

Total repurchase activity through June 30, 2015 is as follows:

Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through June 30, 2015
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2014	2,183,454	$3.57	$7,805,655
October 1, 2014 - October 31, 2014	—	—	—
November 1, 2014 - November 30, 2014	—	—	—
December 1, 2014 - December 31, 2014	—	—	—
Quarterly Subtotal	—	$—	—
January 1, 2015 - January 31, 2015	—	—	—
February 1, 2015 - February 28, 2015	250	3.80	950
March 1, 2015 - March 31, 2015	—	—	—
Quarterly Subtotal	250	$3.80	$950
April 1, 2015 - April 30, 2015	—	—	—
May 1, 2015 - May 31, 2015	—	—	—
June 1, 2015 - June 30, 2015	—	—	—
Quarterly Subtotal	—	$-	$—
Nine Months Subtotal	250	$3.80	$950
Total	2,183,704	$3.57	$7,806,605

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for					Long-Lived Asset As Of
	the Nine Months Ended June 30,					June 30,	September 30,
	2015		2014			2015	2014
Brazil	$13,012	(1)	$	*		$—	$—
Zimbabwe	2,404			*		—	—
South Africa	1,676			2,581	(1)	—	—
Cameroon	1,556			*		—	—
United States	1,510			1,770		133	88
Angola	*			2,476	(1)	—	—
Tanzania	*			1,936	(1)	—	—
Congo	*			1,511		—	—
Malaysia	*			*		1,243	1,528
United Kingdom	*			*		129	152
Other	5,292			8,662		—	—
Total	$25,450			$18,936		$1,505	$1,768

* Less than 5 percent of total net revenues.

(1) Exceeds 10 percent of total net revenues.

At June 30, 2015 the Company had one customer whose accounts receivable balance was 49 percent of current assets, and for the nine months ended June 30, 2015 there were 3 customers that exceeded 10 percent of net revenues.  At September 30, 2014 the Company had one customer whose accounts receivable balance was 12 percent of current assets.  No other single customer’s accounts receivable balance accounted for more than 10 percent of current assets as of June 30, 2015 or September 30, 2014.

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

As of June 30, 2015, the Company had U.S. federal and state net operating loss carryforwards of approximately $17,269,000 and $17,020,000, respectively, for income tax purposes expiring in years 2018 to 2027.  The Company’s U.K. subsidiary, The Female Health Company-UK, plc has U.K. net operating loss carryforwards of approximately $62,870,000 as of June 30, 2015, which can be carried forward indefinitely to be used to offset future U.K. taxable income. The Company’s Malaysia subsidiary had no net operating loss carryforwards as of June 30, 2015.  With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and nine months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income tax expense at statutory rates	$495,000	$683,000	$2,008,000	$1,514,000
State income tax, net of federal benefits	79,000	126,000	319,000	279,000
Non-deductible expenses	1,000	1,000	3,000	3,000
Effect of AMT expense	(10,000)	34,000	81,000	53,000
Effect of change in Illinois tax rate	78,000	—	202,000	-
Effect of lower foreign income tax rates	(352,772)	(62,087)	(291,537)	(209,462)
Effect of share-based compensation	—	7,000	—	(207,000)
Other	(5,328)	62,408	(59,688)	22,556
Income tax expense	$284,900	$851,321	$2,261,775	$1,455,094

Note 10 – Dividends

Beginning February 16, 2010, through May 7, 2014, the Company paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  Cash dividends paid totaled $29.4 million through September 30, 2014.  The Company paid cash dividends of approximately $6.1 million during the nine months ended June 30, 2014.  On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. As of June 30, 2015, FHC has manufactured and sold approximately 490 million FC1 and FC2 Female Condoms.

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

Raw Materials

The principal raw material used to produce FC2 is a nitrile polymer. While general nitrile formulations are available from a number of suppliers, the Company has chosen to work closely with the technical market leader in synthetic polymers to develop a grade ideally suited to the bio-compatibility and functional needs of a female condom.  As a result, the Company relies on supply for its principal raw material from one supplier that could produce the raw material from multiple supply points within its organization.

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

For sexually active couples, male condoms and FC2 are the only barrier methods approved by the FDA for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.   Based on the complexities of such research, a viable prevention alternative is unlikely to be available in the foreseeable future.  To date, it is clear that condoms, male and female, continue to play a key role in the prevention of STIs, including HIV/AIDS.  UNAIDS has reported that, since the beginning of the HIV/AIDS epidemic, it is estimated that condoms have averted approximately 50 million new cases.  FC2, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STIs, including HIV/AIDS, and unintended pregnancy.

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

In July 2014, the Company announced a new growth strategy with two key elements.  The first element seeks to accelerate demand for FC2 by strengthening key customer relationships and creating greater awareness of FC2 in our current markets through more effective sales and marketing efforts.  A portion of our training and education resources have been redeployed to support the sales and marketing activities, and the Company is also examining the potential for FC2 in consumer markets in North America, Europe and other locations.  The Company appointed a new executive in July 2014, who has responsibility for directing resources to implement the FC2 growth strategy. The Company remains strongly committed to realizing the market potential for FC2, both in the global public sector and potentially as a consumer product in developed countries, and believes that increased spending on sales and marketing activities will accelerate and grow global demand for FC2. The second element of the Company’s new growth strategy involves product diversification.  The Company is actively evaluating the potential acquisition of additional products, technologies and businesses that are complementary to FC2 in terms of market segment, product category and/or channel presence.

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

The Company has been investigating and developing the opportunity to introduce FC2 direct to consumers in the U.S. and other developed world markets.  Changes in the market environment may represent an excellent opportunity for the promotion of FC2 to consumers:

•	FC2 is now reimbursable under the Affordable Care Act and most health plans. FC2 was registered and now has a UPC code to support reimbursement.
•	Increased public focus on preventing unwanted pregnancy and disease in young women.
•	The rise of social media in marketing to young women.
•	Increased online purchasing of condoms. It is estimated 33 percent of male condoms are purchased online.

An online store for direct-to-consumer purchases was launched in March 2015.  The Company has formed a medical advisory board to assist with determining the optimal approach to inform health care professionals of the benefits of FC2.  Sampling and support information at gynecological practices will be one tactic employed.

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

In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  Municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York and Washington, D.C., are all examples of cities with programs providing female and male condoms free of charge. In New York City, at June 30, 2015 FC2 has been distributed in 1,721 locations, up 10% over 1,567 locations at June 30, 2014.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. FDA approval is required to sell female condoms in the U.S. The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. FC2 has also been competing with other female condoms in markets that do not require either FDA approval or WHO prequalification.  We have experienced increasing competition in the global public sector, and competitors including Cupid received part of the last two South African tenders.  Increasing competition in FC2’s markets may put pressure on pricing for FC2 or adversely affect sales of FC2, and some customers, particularly in the global public sector, may prioritize price over other features where FC2 may have an advantage.  It is also possible that other female condoms may receive FDA approval or complete the WHO prequalification process, which would increase competition from other female condoms in FC2’s markets.

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

In October 2014, we announced that Semina Industria e Comercio Ltda (“Semina”), our distributor in Brazil, has been awarded an exclusive contract under a public tender.  The contract is valid through August 20, 2015, and the Brazil Ministry of Health may place orders against this tender in its discretion.  Through the date of this report, the Company has received orders for 25 million units in fulfillment of the tender, all of which were shipped during the nine months ended June 30, 2015.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2015	2014	2013	2012	2011
October 1 – December 31	12,154,570	11,832,666	17,114,630	15,166,217	6,067,421
January 1 – March 31	20,760,519	7,298,968	16,675,035	13,945,320	8,905,099
April 1 – June 30	14,413,032	13,693,652	12,583,460	15,198,960	5,922,334
July 1 - September 30		9,697,341	8,386,800	17,339,500	11,977,716
Total	47,328,121	42,522,627	54,759,925	61,649,997	32,872,570

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

On April 1, 2015, a tariff exemption in Brazil for condoms was eliminated.  All shipments of FC2 clearing customs in Brazil on or after April 1, 2015 will be subject to a tariff.  The Company has agreed to share 50 percent of these tariff costs with Semina, its distributor in Brazil.  The Company's share of these tariff costs was approximately  $398,000 for the portion of the 25 million unit order received under the 2014 tender that is subject to the tariff.  This amount was expensed in the third quarter of fiscal year 2015.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

The Company generated net revenues of $7,813,207 and net income of $1,170,974, or $0.04 per diluted share, for the three months ended June 30, 2015, compared to net revenues of $7,900,055 and net income of $1,159,498, or $0.04 per diluted share, for the three months ended June 30, 2014.

Net revenues decreased  $86,848, or 1 percent, on a 5 percent increase in unit sales for the three months ended June 30, 2015, compared with the same period last year.  Effective January 1, 2015, the unit price has been reduced for major public sector purchasers to replace the previous 5 percent no-cost product policy under the Company’s volume purchasing incentive program.    The FC2 average sales price per unit decreased 6 percent compared with the same period last year due to changes in sales mix and the public sector price adjustment.

Cost of sales decreased  $549,113, or 15 percent, to $3,180,672 in the three months ended June 30, 2015 from $3,729,785 for the same period last year.

Gross profit increased  $462,265, or 11 percent, to $4,632,535 for the three months ended June 30, 2015 from $4,170,270 for the three months ended June 30, 2014.  Gross profit margin for the three months ended June 30, 2015 was 59 percent of net revenues versus 53 percent of net revenues for the same period last year.  The increase reflects the favorable impact of changes in currency exchange rates slightly offset by higher costs associated with the increased unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses increased  $1,036,047, or 48 percent, to $3,178,687 for the three months ended June 30, 2015 from $2,142,640 in the prior year period.  Approximately 46 percent of the increased spending related to payments to our Brazilian distributor for marketing and management fees for the 2014 tender. In addition $398,000 of the increase is the Company’s share of the tariff costs related to the Brazilian tender.  The majority of the remaining increased operating expenses was due to product development costs associated with the FC2 strategy and business development consulting costs associated with the portfolio diversification strategy, which were not incurred in the prior year period.

Operating income for the three months ended June 30, 2015, was $1,453,848 versus operating income of $2,027,630 in the third quarter of fiscal year 2014,  a decrease of $573,782, or 28 percent.  The decrease was primarily due to higher operating expenses partially offset by improved gross margins..

Interest and other expense, net, for the three months ended June 30, 2015 was $1,941,  an increase of $948 from the same period in fiscal year 2014, when interest and other expense, net, was $993.  The Company recorded a foreign currency transaction gain of $3,967 in the most recent quarter, compared with a foreign currency transaction loss of $15,818 for the same period last year.

Income tax expense for the three months ended June 30, 2015 was $284,900, compared to $851,321 for the same period in fiscal year 2014.  The effective tax rate for the three months ended June 30, 2015 and 2014 was 19.6 percent and 42.3 percent, respectively.  The reduction in income tax expense is due to the mix of tax jurisdictions in which the Company recognized income before income taxes and the reduction in the Illinois state income tax rate, effective January 1, 2015, from 9.5 percent to 7.75 percent.

The Company's net income increased  $11,476, or 1 percent, to $1,170,974 in the three months ended June 30, 2015 from net income of $1,159,498 in the same period of the prior year.  Net income was 15 percent of net revenues for the three months ended June 30, 2015 and 2014.

NINE MONTHS ENDED JUNE 30, 2015 COMPARED TO NINE MONTHS ENDED JUNE 30, 2014

The Company generated net revenues of $25,449,880 and net income of $3,643,465, or $0.13 per diluted share, for the nine months ended June 30, 2015, compared to net revenues of $18,936,473 and net income of $2,999,182, or $0.10 per diluted share, for the nine months ended June 30, 2014.

Net revenues increased  $6,513,407, or 34 percent, on a 44 percent increase in unit sales for the nine months ended June 30, 2015, compared with the same period last year.  Effective January 1, 2015, the unit price has been reduced for major public sector purchasers to replace the previous 5 percent no-cost product policy under the Company’s volume purchasing incentive program.    The FC2 average sales price per unit decreased 6.8 percent compared with the same period last year due to changes in sales mix and the public sector price adjustment.

Cost of sales increased  $1,901,797, or 22 percent, to $10,603,565 in the nine months ended June 30, 2015 from $8,701,768 for the same period last year.

Gross profit increased  $4,611,610, or 45 percent, to $14,846,315 for the nine months ended June 30, 2015 from $10,234,705 for the nine months ended June 30, 2014.  Gross profit margin for the nine months ended June 30, 2015 was 58 percent of net revenues versus 54 percent of net revenues for the same period last year.  The increase reflects the favorable impact of changes in currency exchange rates slightly offset by higher costs associated with the increased unit sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses increased $3,161,009, or 54 percent, to $8,989,225 for the nine months ended June 30, 2015 from $5,828,216 in the prior year period.  Approximately 54 percent of the increased spending related to payments to our Brazilian distributor for ongoing programming related to the 2012 tender and for marketing and management fees for the 2014 tender.  In addition $398,000 of the increase is the Company’s share of the tariff costs related to the Brazilian tender.  There were also increased expenses which account for 29 percent of the increase related to an accrual for fiscal-year end incentive compensation, product development costs associated with the FC2 strategy and business development consulting costs associated with the portfolio diversification strategy,  all of these expenses were not incurred in the prior year period.

Operating income for the nine months ended June 30, 2015, was $5,857,090 versus operating income of $4,406,489 in the same period of fiscal year 2014,  an increase of $1,450,601, or 33 percent.  The increase was primarily due to increased net revenues and improved gross margins partially offset by higher operating expenses.

Interest and other expense, net, for the nine months ended June 30, 2015 was $5,130,  a decrease of $111,129 from the same period in fiscal year 2014, when interest and other income, net, was $105,999.  The decrease is primarily due to the cancellation of a life insurance policy for a retiring executive.  The Company recorded a foreign currency transaction gain of $53,280 in the most recent quarter, compared with a foreign currency transaction loss of $58,212 for the same period last year.

Income tax expense for the nine months ended June 30, 2015 was $2,261,775, compared to $1,455,094 for the same period in fiscal year 2014.  The effective tax rate for the nine months ended June 30, 2015 and 2014 was 38.3 percent and 32.7 percent, respectively.  The Company is no longer recognizing an income tax benefit associated with reducing the Company’s valuation allowance on its deferred tax assets related to net operating loss carryforwards.  During the period between October 1, 2006 and December 31, 2013, the Company began reducing the valuation allowance on its deferred tax assets related to net operating loss carryforwards which resulted in income tax benefits in its consolidated statements of income.  During the period ended December 31, 2013, the valuation allowance on the Company’s deferred tax assets was fully reversed and as a result the Company does not expect to recognize such income tax benefits to any significant extent in its consolidated statements of income for periods after December 31, 2013.  However the Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  During the nine months ended June 30, 2015, the Company made cash payments for income taxes of $267,394, or 12 percent of the income tax expense for the period.

The Company's net income increased  $644,283, or 21 percent, to $3,643,465 in the nine months ended June 30, 2015 from net income of $2,999,182 in the same period of the prior year.  Net income was 14 percent and 16 percent of net revenues for the nine months ended June 30, 2015 and 2014, respectively.

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

Liquidity and Sources of Capital

The Company's operations used cash of $3.0 million in the nine months ended June 30, 2015, which included a negative impact of changes in operating assets and liabilities of $(9.5) million, compared with providing cash from operations of $1.5 million in the nine months ended June 30, 2014, which included a negative impact of changes in operating assets and liabilities of $(3.5) million.  Accounts receivable increased $11.4 million from $2.9 million at September 30, 2014 to $14.3 million at June 30, 2015.  This increase is a result of orders received under the awarded Brazil 2014 tender.  Semina’s accounts receivable balance represented 71 percent of the Company’s accounts receivable at June 30, 2015.  Semina normally pays upon payment from the Brazilian Government; however due to economic issues in Brazil the government has been slower in paying vendors.

The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 105 days.  Over the past five years, the Company’s bad debt expense has been less than 0.03 percent of product sales.

Beginning February 16, 2010, through May 7, 2014, the Company paid 18 quarterly cash dividends.  The first 9 were paid at a quarterly rate per share of $0.05 through February 9, 2012, 4 were paid at a quarterly rate per share of $0.06 from May 9, 2012 through February 6, 2013, and 5 were paid at a quarterly rate per share of $0.07 from May 8, 2013 through May 7, 2014.  Cash dividends paid totaled $29.4 million during this period.  The Company paid cash dividends of $6.1 million during the nine months ended June 30, 2014.  On July 14, 2014, the Company announced that its Board of Directors has elected to suspend the payment of quarterly cash dividends in order to devote operating cash flows towards strategic growth initiatives.

At June 30, 2015, the Company had working capital of $16.2 million and stockholders’ equity of $32.4 million compared to working capital of $11.3 million and stockholders’ equity of $29.0 million as of June 30, 2014.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its Midland States Bank credit facility.

On August 1, 2014, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the “Loan Agreement”) with Midland States Bank to extend the term of the Company’s revolving line of credit to August 1, 2015. The credit facility consists of a single revolving note for up to $2 million with Midland States Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory. Significant restrictive covenants in the Loan Agreement include prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets and limits on the payment of dividends or the repurchase of shares. The Loan Agreement does not contain any financial covenants that require compliance with ratios or amounts.  Dividends and share repurchases are permitted as long as after giving effect to the dividend or share repurchase the Company has a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at June 30, 2015). The note is collateralized by substantially all of the assets of the Company. No amounts were outstanding under the revolving note at either June 30, 2015 or September 30, 2014.  The Company expects that the revolving note with the Bank will be renewed on August 1, 2015 for a one-year term expiring on August 1, 2016 with no other significant change in the terms of the facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company’s distributors are subject to exchange rate risk as their orders are denominated in the U.S. dollars and they generally sell to their customers in the local country currency.  If currency fluctuations have a material impact on a distributor it may ask the Company for pricing concessions or other financial accommodations.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with Midland States Bank, consisting of a revolving note for up to $2 million with borrowings limited to a percentage of eligible accounts receivable and eligible inventory.  Outstanding borrowings under the line of credit will incur interest at a rate equal to the national prime rate published by the Wall Street Journal.  As the Company has had no outstanding borrowings in the last five years, it currently has no significant exposure to market risk for changes in interest rates.  Should the Company incur future borrowings under its line of credit, it would be subject to interest rate risk related to such borrowings.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June  30, 2015, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

THE FEMALE HEALTH COMPANY

DATE: July 30, 2015

/s/ O.B. Parrish

O.B. Parrish,  Chairman and

Chief Executive Officer

DATE: July 30, 2015

/s/ Michele Greco

Michele Greco, Executive Vice President

and Chief Financial Officer