Form 10-Q
period 2015-12-31
FEMALE HEALTH CO
filed 2016-02-02
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 1, 2016, the registrant had 29,030,499 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements, advertising and promotional expenditures and strategic initiatives; factors related to increased competition from existing and new competitors including the potential for reduced sales,  pressure on pricing for FC2 and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company’s reliance on its major customers and risks relating to delays in payment of accounts receivable by major customers; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; the Company’s ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives, the Company’s ability to successfully integrate acquired businesses, technologies or products; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10‑K for the year ended September 30, 2015.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
ASSETS
Current Assets:
Cash	$3,671,641	$4,105,814
Accounts receivable, net	17,684,819	14,088,390
Income tax receivable	27,195	21,251
Inventory, net	1,562,117	1,745,180
Prepaid expenses and other current assets	316,675	609,320
Deferred income taxes	279,659	1,016,000
TOTAL CURRENT ASSETS	23,542,106	21,585,955

Other assets	137,616	136,766

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,629,755	4,680,246
Leasehold Improvements	323,147	323,147
Less accumulated depreciation and amortization	(3,824,487)	(3,763,403)
Plant and equipment, net	1,128,415	1,239,990

Deferred income taxes	14,509,000	14,509,000
TOTAL ASSETS	$39,317,137	$37,471,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,148,387	$1,077,349
Accrued expenses and other current liabilities	3,115,318	2,555,231
Accrued compensation	212,851	592,428
TOTAL CURRENT LIABILITIES	4,476,556	4,225,008

Deferred rent	12,001	15,389
Deferred income taxes	108,363	98,252
TOTAL LIABILITIES	4,596,920	4,338,649

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	312,075	311,925
Additional paid-in-capital	69,301,843	69,205,201
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(26,505,577)	(27,995,940)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	34,720,217	33,133,062
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,317,137	$37,471,711

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2015	2014

Net revenues	$8,230,659	$6,659,206

Cost of sales	2,828,322	2,839,533

Gross profit	5,402,337	3,819,673

Operating expenses	3,009,782	2,365,824

Operating income	2,392,555	1,453,849

Non-operating (expense) income:
Interest and other (expense) income, net	(27,795)	652
Foreign currency transaction (loss) gain	(44,944)	20,846
Total non-operating (expense) income	(72,739)	21,498

Income before income taxes	2,319,816	1,475,347

Income tax expense	829,453	670,430

Net income	$1,490,363	$804,917

Net income per basic common share outstanding	$0.05	$0.03

Basic weighted average common shares outstanding	28,633,372	28,502,560

Net income per diluted common share outstanding	$0.05	$0.03

Diluted weighted average common shares outstanding	28,993,943	28,778,710

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2015	2014

OPERATING ACTIVITIES
Net income	$1,490,363	$804,917
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	114,406	127,939
Share-based compensation	123,344	199,676
Deferred income taxes	746,452	569,768
Loss on disposal of fixed assets	111	3,483
Changes in current assets and liabilities	(2,905,907)	(2,925,956)
Net cash used in operating activities	(431,231)	(1,220,173)

INVESTING ACTIVITIES
Capital expenditures	(2,942)	(2,282)
Net cash used in investing activities	(2,942)	(2,282)

FINANCING ACTIVITIES
Dividends paid on common stock	—	(5,198)
Net cash used in financing activities	—	(5,198)

Net decrease in cash	(434,173)	(1,227,653)
Cash at beginning of period	4,105,814	5,796,223

CASH AT END OF PERIOD	$3,671,641	$4,568,570

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$69,856	$61,430
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$—	$239,580

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

Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2015.

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Female Health Company Limited, and its wholly owned subsidiaries, The Female Health Company  (UK) plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. The Female Health Company (FHC or the Company) is currently engaged in the marketing, manufacture and distribution of a consumer health care product, the FC2 Female Condom (FC2).  The Female Health Company Limited, is the holding company of The Female Health Company  (UK) plc, which is located in a 6,400 sq. ft. leased office facility located in London, England (collectively, the U.K. subsidiary). The Female Health Company (M) SDN.BHD leases a 45,800 sq. ft. manufacturing facility located in Selangor D.E., Malaysia (the Malaysia subsidiary).

Since the Company began distributing FC2 in 2007, it has been shipped to either or both commercial (private sector) and public health sector markets in 144 countries. It is marketed to consumers through distributors, public health programs and retailers in 16 countries.

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the most recent order of 15 million units under the Brazil tender, the Company has agreed to up to 360 day credit terms with our distributor in Brazil, subject to earlier payment upon receipt of payment by the distributor from the Brazilian government.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 156 days. Over the past five years, the Company’s bad debt expense has been less than 0.03 percent of product sales.  The balance in the allowance for doubtful accounts was $48,068 at December 31, 2015 and September 30, 2015.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $159,252 and $85,697 at December 31, 2015 and September 30, 2015, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $44,944 for the three months ended December 31, 2015 compared to a gain of $20,846 for the three months ended December 31, 2014.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2015 consolidated financial statements have been reclassified to conform to the December 31, 2015 presentation.

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

	Three Months Ended
	December 31,
Denominator	2015	2014
Weighted average common shares outstanding - basic	28,633,372	28,502,560
Net effect of dilutive securities:
Options	17,043	70,094
Unvested restricted shares	343,528	206,056
Total net effect of dilutive securities	360,571	276,150
Weighted average common shares outstanding - diluted	28,993,943	28,778,710
Income per common share – basic	$0.05	$0.03
Income per common share – diluted	$0.05	$0.03

Options to purchase approximately 90,000 shares of common stock at an exercise price of $3.92 per share that were outstanding during the three months ended December 31, 2015 were not included in the computation of diluted net income per share because their effect was anti-dilutive.  All other outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three months ended December 31, 2015 and 2014.

NOTE 3 - Inventory

Inventory consists of the following components at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015

Raw material	$526,164	$839,179
Work in process	69,098	77,483
Finished goods	996,746	868,270
Inventory, gross	1,592,008	1,784,932
Less: inventory reserves	(29,891)	(39,752)
Inventory, net	$1,562,117	$1,745,180

NOTE 4 – Line of Credit

On August 1, 2015, the Company entered into an amendment to the Second Amended and Restated Loan Agreement (as amended, the Loan Agreement) with Midland States Bank to extend the term of the Company’s revolving line of credit to August 1, 2016.  The credit facility consisted of a single revolving note for up to $2 million with Midland States Bank, with borrowings limited to a borrowing base determined based on 70 percent to 80 percent of eligible accounts receivable plus 50 percent of eligible inventory.  Significant restrictive covenants in the Loan Agreement included prohibitions on any merger, consolidation or sale of all or a substantial portion of the Company’s assets, and limits on the payment of dividends or the repurchase of shares.  The Loan Agreement did not contain any financial covenants that required compliance with ratios or amounts.  Dividends and share repurchases were permitted as long as after giving effect to the dividend or share repurchase the Company had a ratio of total liabilities to total stockholders’ equity of no more than 1:1.  Borrowings on the revolving note were to bear interest at the national prime rate published by the Wall Street Journal (3.25 percent at September 30, 2015).  The note was collateralized by substantially all of the assets of the Company.  No amounts were outstanding under the revolving note at September 30, 2015.

On December 29, 2015, the Company and Midland States Bank terminated the Loan Agreement.  There was no penalty related to the early termination of the Loan Agreement and no amounts were outstanding under this facility.

On December 29, 2015, the Company entered into a Credit Agreement (the Credit Agreement) with BMO Harris Bank, N.A. (BMO Harris Bank).  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at December 31, 2015.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of December 31, 2015,  1,302,885 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees, directors and consultants.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three months ended December 31, 2015 or 2014.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No stock compensation expense related to options was recognized for the three months ended December 31, 2015 or 2014.

No stock options were exercised during the three months ended December 31, 2015 or 2014.

The following table summarizes the stock options outstanding and exercisable at December 31, 2015:

	Options	Weighted Avg.
	Outstanding and Exercisable	Remaining Life	Weighted Avg.	Aggregate
	at December 31, 2015	(years)	Exercise Price	Intrinsic Value
Total	180,000	2.09	$2.60	$16,200

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $1.45 per share as of the last business day of the period ended December 31, 2015.  As of December 31, 2015, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 43,250 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2015. The fair value of the awards granted was approximately $71,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three months ended December 31, 2015.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $123,000 and $200,000  for the three months ended December 31, 2015 and 2014, respectively, $26,000 and $54,000 of which was included in accrued expenses at the three months then ended since the related shares had not yet been issued at December 31, 2015 and 2014, respectively.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three months ended December 31, 2015 and 2014. As of December 31, 2015, there was approximately $592,000, representing approximately 285,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 2.24 years.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2016.  From the program’s onset through December 31, 2015, the total number of shares repurchased by the Company is 2,183,704.  The total number of shares that may yet be purchased under the program is 816,296. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. There were no repurchases of any kind under the program for the three months ended December 31, 2015 or 2014. Total repurchase activity through December 31, 2015 is as follows:

Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through December 31, 2015
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2015	2,183,704	$3.57	$7,806,605
October 1, 2015 - October 31, 2015	—	$—	$—
November 1, 2015 - November 30, 2015	—	$—	$—
December 1, 2015 - December 31, 2015	—	$—	$—
Quarterly Subtotal	—	$—	—
Total	2,183,704	$3.57	$7,806,605

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for				Long-Lived Asset As Of
	the Three Months Ended December 31,				December 31,	September 30,
	2015		2014		2015	2015
Brazil	$4,755	(1)	$3,502	(1)	$—	$—
Zimbabwe	826	(1)	963	(1)	—	—
United States	815		541		114	123
South Africa	*		686	(1)	—	—
Cameroon	*		488		—	—
United Kingdom	*		*		113	120
Malaysia	*		*		1,039	1,134
Other	1,835		479		—	—
Total	$8,231		$6,659		$1,266	$1,377

* Less than 5 percent of total net revenues.

(1) Exceeds 10 percent of total net revenues.

At December 31, 2015 the Company had one customer whose accounts receivable balance was 62 percent of current assets.  At September 30, 2015 the Company had one customer whose accounts receivable balance was 46 percent of current assets.  No other single customer’s accounts receivable balance accounted for more than 10 percent of current assets as of December 31, 2015 or September 30, 2015.  There were two customers that exceeded 10 percent of net revenues for the three months ended December 31, 2015 and 2014.

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

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of approximately $13,023,000 and $12,587,000, respectively, for income tax purposes expiring in years 2020 to 2027.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $61,938,000 as of December 31, 2015, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three months ended December 31, 2015 and 2014, is as follows:

	Three Months Ended
	December 31,
	2015	2014
Income tax expense at statutory rates	$789,000	$502,000
State income tax, net of federal benefits	119,000	93,000
Non-deductible expenses	2,000	2,000
Effect of AMT expense	30,000	27,000
Effect of lower foreign income tax rates	(107,125)	20,734
Other	(3,422)	25,696
Income tax expense	$829,453	$670,430

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 519 million FC1 and FC2 Female Condoms.

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

In May 2014, a business case was published by Global Health Visions, LLC, commissioned by Rutgers WPF, the advocacy partner of the Universal Access to Female Condoms (UAFC) Joint Programme.  Part of the publication was a study comparing total expected costs with total estimated economic benefits and it determined there was an excellent return on investment for female condoms in sub-Saharan Africa.  For example, in Nigeria an investment of $1 offers a $3.20 return on investment to the country’s economy.

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

FC2’s primary raw material, a nitrile polymer, offers a number of benefits over natural rubber latex, the raw material most commonly used in male condoms.  FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat.  FC2 can warm to body temperature immediately upon insertion, which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted in advance of arousal, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users who are unable to use latex male or female condoms without irritation. For example, 7 percent to 20 percent of the individuals with significant exposure to latex rubber (i.e., health care workers) experience such irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer.  FC2 is pre-lubricated, disposable, and recommended for use during a single sex act.  FC2 is not reusable.

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

For sexually active couples, male condoms and FC2 are the only barrier methods approved by the FDA for preventing sexual transmission of HIV/AIDS.  In recent years, scientists have sought to develop alternative means of preventing HIV/AIDS.  Based on the complexities of such research, a viable prevention alternative is unlikely to be available in the foreseeable future.  To date, it is clear that condoms, male and female, continue to play a key role in the prevention of STIs, including HIV/AIDS.  The United Nations Joint Programme on HIV/AIDS (UNAIDS) has reported that, since the beginning of the HIV/AIDS epidemic, it is estimated that condoms have averted approximately 50 million new cases.  FC2, when used consistently and correctly, gives a woman control over her sexual health by providing dual protection against STIs, including HIV/AIDS, and unintended pregnancy.

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

The Condom Market

The global public health sector market for male condoms is estimated to be greater than 8-10 billion units annually. The private sector market for male condoms is estimated at 10-15 billion units annually. The combined global male condom market (public and private sector) is estimated at a value of $4.5 billion annually.  The female condom market represents a very small portion of the total global condom market.  Yet 50 percent of individuals living with HIV/AIDS are women.  As a result a number of independent women’s groups are advocating for increased investment in and distribution of female condoms on a gender equality basis.

Strategy

The Company’s strategy is to fully develop global markets for FC2 for both contraception and STI prevention, including HIV/AIDS. Since the introduction of its first generation product, FC1, the Company has developed contacts and relationships with global public health sector organizations such as WHO, the United Nations Population Fund (UNFPA),  the United States Agency for International Development (USAID), UNAIDS, country-specific health ministries, non-governmental organizations (NGOs), and commercial partners in various countries. The Company has representatives in various locations around the world to provide technical sales support and assist with its customers’ prevention and family planning programs.

In July 2014, the Company announced a new growth strategy with two key elements.  The first element seeks to accelerate demand for FC2 by strengthening key customer relationships and creating greater awareness of FC2 in our current markets through increased sales and marketing efforts.  The Company is currently evaluating the potential for FC2 in consumer markets in the U.S., to be followed by certain European and other markets.  The Company believes its increased sales and marketing investment will accelerate global demand for FC2. The second element of the Company’s new growth strategy is product diversification.  The Company is actively pursuing the potential acquisition of proprietary products, technologies, and businesses.

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

Due to the pilot program’s success, the program was implemented in 2014 with 20 schools chosen to receive grants between $500 and $1,000 along with related education and training materials.  In 2015, 49 schools were chosen to receive an in kind donation of 300 units of FC2 along with related education and training materials.

The Company is currently evaluating the potential for FC2 in consumer markets in the U.S.  Some recent changes in the U.S. market environment may represent an opportunity for the promotion of FC2 to consumers:

•FC2 is now reimbursable under the Affordable Care Act and most health plans.  FC2 was registered and now has a UPC code to support reimbursement.

•Increased public focus on preventing unwanted pregnancy and disease in young women.

•The rise of social media in marketing to young women.

•Increased online purchasing of condoms.  It is estimated 33 percent of male condoms are purchased online.

The Company believes the promotion of FC2 to consumers will be complementary to public sector marketing by increasing awareness of FC2.

The evaluation is scheduled to be completed and a decision made in 2016.

An online store for direct-to-consumer purchases, ShopFemaleHealth.com, was launched in March 2015.  Additionally, FC2 may now be purchased online through various ecommerce websites, including (but not limited to): Amazon.com, Walgreens.com, CVS.com, Drugstore.com, Kmart.com, Target.com, Walmart.com and MyQuestStore.com.

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

In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  Municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York, and Washington, D.C. are all examples of cities with programs providing female and male condoms free of charge.  In New York City, as of December 31, 2015, FC2 has been distributed to 1,811 locations.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. FDA approval is required to sell female condoms in the U.S. USAID, a U.S. government funded agency,  is required to procure FDA approved product; however there can be exceptions.    The Cupid female condom became the second female condom design to successfully complete the WHO prequalification process in July 2012 and be cleared for purchase by U.N. agencies. FC2 has also been competing with other female condoms in markets that do not require either FDA approval or WHO prequalification.  We have experienced increasing competition in the global public sector, and competitors including Cupid received part of the last two South African tenders.  Increasing competition in FC2’s markets may put pressure on pricing for FC2 or adversely affect sales of FC2, and some customers, particularly in the global public sector, may prioritize price over other features where FC2 may have an advantage.  It is also possible that other female condoms may receive FDA approval or complete the WHO prequalification process, which would increase competition from other female condoms in FC2’s markets.

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

FC2’s primary use is for disease prevention and family planning, and the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

In October 2014, the Company announced that Semina Indústria e Comércio Ltda (Semina) was awarded an exclusive contract under a public tender.  The contract was valid through August 20, 2015, allowing the Brazil Ministry of Health to place orders against this tender at its discretion.  Through the end of the contract, the Company received orders for 40 million units in fulfillment of the tender, 37 million of which were shipped prior to December 31, 2015.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2016	2015	2014	2013	2012
October 1 – December 31	15,380,240	12,154,570	11,832,666	17,114,630	15,166,217
January 1 – March 31		20,760,519	7,298,968	16,675,035	13,945,320
April 1 – June 30		14,413,032	13,693,652	12,583,460	15,198,960
July 1 - September 30		13,687,462	9,697,341	8,386,800	17,339,500
Total	15,380,240	61,015,583	42,522,627	54,759,925	61,649,997

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

On April 1, 2015, a tariff exemption in Brazil for condoms was eliminated subjecting all shipments of FC2 clearing customs in Brazil on or after that date to a tariff.  The Company agreed to share 50 percent of the tariff costs with Semina and will recognize the expense as the units are shipped.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

The Company generated net revenues of $8,230,659 and net income of $1,490,363, or $0.05 per diluted share, for the three months ended December 31, 2015, compared to net revenues of $6,659,206 and net income of $804,917, or $0.03 per diluted share, for the three months ended December 31, 2014.

Net revenues increased  $1,571,453, or 24 percent, on a 27 percent increase in unit sales for the three months ended December 31, 2015, compared with the same period last year.  Effective January 1, 2015, the unit price was reduced for all major public sector purchases to replace the previous 5 percent no-cost product policy under the Company’s volume purchasing incentive program.  The FC2 average sales price per unit decreased 2.3 percent compared with the same period last year due to changes in sales mix and the public sector price adjustment noted in the previous sentence.

Cost of sales decreased  $11,211 to $2,828,322 in the three months ended December 31, 2015 from $2,839,533 for the same period last year.  The reduction is due to the favorable impact of currency exchange rates on the majority of the elements in cost of sales and labor efficiencies due to higher volumes.

Gross profit increased  $1,582,664, or 41 percent, to $5,402,337 for the three months ended December 31, 2015 from $3,819,673 for the three months ended December 31, 2014.  Gross profit margin for the three months ended December 31, 2015 was 66 percent of net revenues versus 57 percent of net revenues for the same period last year.  The increase in the gross profit margin is primarily due to the favorable impact of currency exchange rates on the majority of the elements in cost of sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses increased  $643,958, or 27 percent, to $3,009,782 for the three months ended December 31, 2015 from $2,365,824 in the prior year period, primarily due to an increase in sales, marketing, and business development expenses.  The majority of the increased sales and marketing spending relates to payments to be made to our Brazilian distributor for marketing and management fees for the 2014 tender and a comprehensive study regarding the potential direct-to-consumer program in the U.S.  Business development expenses are associated with analyzing potential portfolio diversification candidates.  These increased expenses were partially offset by a reduction of expense relating to employee compensation.

Operating income for the three months ended December 31, 2015 increased $938,706, or 65 percent, to  $2,392,555 from operating income of $1,453,849 in the first quarter of fiscal year 2015.  The increase was primarily due to improved gross margins partially offset by higher operating expenses.

Interest and other expense, net, for the three months ended December 31, 2015 was $27,795, a decrease of $28,447 from the same period in fiscal year 2015, when interest and other income, net, was $652.  The Company recorded a foreign currency transaction loss of $44,944 in the most recent quarter, compared with a foreign currency transaction gain of $20,846 for the same period last year.

Income tax expense for the three months ended December 31, 2015 was $829,453, an increase of $159,023 from the same period in fiscal year 2015, when income tax expense was $670,430.    The effective tax rate was 35.8 percent and 45.4 percent for the three months ended December 31, 2015 and 2014, respectively.  The reduction in the effective tax rate is due to the mix of tax jurisdictions in which the Company recognized income before income taxes and the reduction in the Illinois state income tax rate, effective January 1, 2015, from 9.5 percent to 7.75 percent.  The Company’s net operating loss (NOL) carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.  During the three months ended December 31, 2015 the Company recorded income tax expense of $829,453, while due to the use of NOL carryforwards the Company made cash payments of $69,856 for income taxes, or 8 percent of income tax expense.  This resulted in a cash savings of $759,597.

The Company's net income increased  $685,446, or 85 percent, to $1,490,363 in the three months ended December 31, 2015 from net income of $804,917 in the same period of the prior year, as a result of the factors discussed above. Net income was 18 percent and 12 percent of net revenues for the three months ended December 31, 2015 and 2014, respectively.

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

Global Market and Foreign Currency Risks

The Company manufactures FC2 in a leased facility located in Malaysia. Although a material portion of the Company's future sales are likely to be in foreign markets, FC2 sales are denominated in U.S. dollars only.  Manufacturing costs are subject to normal currency risks associated with changes in the exchange rate of the Malaysian ringgit relative to the U.S. dollar.

The Company’s distributors are subject to exchange rate risk as their orders are denominated in U.S. dollars and they generally sell to their customers in the local country currency.  If currency fluctuations have a material impact on a distributor it may ask the Company for pricing concessions or other financial accommodations.

Government Regulation

FC2 is subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the FDC Act), and by other state and foreign regulatory agencies. Under the FDC Act, medical devices must receive FDA clearance before they can be sold. FDA regulations also require the Company to adhere to certain current "Good Manufactur-ing Practices," which include testing, quality control and documentation procedures. The Company's compliance with applicable regulatory requirements is monitored through periodic inspections by the FDA.  The failure to comply with applicable regulations may result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions, withdrawal of FDA approval and criminal prosecutions. The Company's operating results and financial condition could be materially adversely affected in the event of a withdrawal of approval from the FDA.

Liquidity and Sources of Capital

The Company's operations used cash of $0.4 million in the three months ended December 31, 2015,  which included a negative impact of changes in operating assets and liabilities of $(2.9) million, compared with using cash of $1.2 million in the three months ended December 31, 2014, which included a negative impact of changes in operating assets and liabilities of $(2.9) million.

Accounts receivable increased from $14.1 million at September 30, 2015 to $17.7 million at December 31, 2015.  The increase is a result of orders received under the awarded Brazil 2014 tender.  Semina’s accounts receivable balance represents 83 percent of the Company’s accounts receivable balance at December 31, 2015.  Semina normally pays upon payment from the Brazilian Government; however, due to economic issues in Brazil the government has been slower in paying vendors.  In addition, total current liabilities increased $0.3 million, primarily due to $2.3 million owed to Semina related to the 2014 tender.  The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 156 days.  Over the past five years, the Company’s bad debt expense has been less than 0.03 percent of product sales.

At December 31, 2015, the Company had working capital of $19.1 million and stockholders’ equity of $34.7 million compared to working capital of $11.0 million and stockholders’ equity of $29.3 million as of December 31, 2014.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its BMO Harris Bank credit facility.

On December 29, 2015, the Company terminated the Loan Agreement with Midland Bank and entered into the Credit Agreement with BMO Harris Bank.  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at December 31, 2015 or under the Loan Agreement at September 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is limited to fluctuations in raw material commodity prices, particularly the nitrile polymer used to manufacture FC2, and foreign currency exchange rate risk associated with the Company's foreign operations.  The Company does not utilize financial instruments for trading purposes or to hedge risk and holds no derivative financial instruments which would expose it to significant market risk.  Effective October 1, 2009, the Company's U.K. subsidiary and Malaysia subsidiary each adopted the U.S. dollar as its functional currency.  The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results.  The Company’s distributors are subject to exchange rate risk as their orders are denominated in U.S. dollars and they generally sell to their customers in the local country currency.  If currency fluctuations have a material impact on a distributor it may ask the Company for pricing concessions or other financial accommodations.  The Company currently has no significant exposure to interest rate risk.  The Company has a line of credit with BMO Harris Bank, consisting of a revolving note for up to $10 million.  Outstanding borrowings under the line of credit will incur interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  As the Company has had no outstanding borrowings in the last five years, it currently has no significant exposure to market risk for changes in interest rates.  Should the Company incur future borrowings under its line of credit, it would be subject to interest rate risk related to such borrowings.

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

PART II.       OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2015.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

Item 6.  Exhibits

Exhibit

Number        Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (2)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (3)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (4)

3.5	Amended and Restated By-Laws. (5)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	Credit Agreement, dated as of December 29, 2015, between the Company and BMO Harris Bank, N.A. (6)

10.2	Revolving Note, dated December 29, 2015, from the Company to BMO Harris Bank, N.A. (6)

10.3	Security Agreement, dated as of December 29, 2015, between the Company and BMO Harris Bank, N.A. (6)

10.4	Charge Over Shares Agreement, dated as of December 29, 2015, between the Company and BMO Harris Bank, N.A. (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (7)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated herein by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 21, 2000.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 6, 2002.

(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013.

(6)	Incorporated by reference to the Company's Form 8-K filed on January 4, 2016.

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

THE FEMALE HEALTH COMPANY

DATE: February 2, 2016

/s/ O.B. Parrish

O.B. Parrish,  Chairman and

Chief Executive Officer

DATE: February 2, 2016

/s/ Michele Greco

Michele Greco, Executive Vice President

and Chief Financial Officer