Form 10-Q
period 2016-03-31
FEMALE HEALTH CO
filed 2016-04-28
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016, the registrant had 29,052,667 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's inability to secure adequate capital to fund working capital requirements, advertising and promotional expenditures and strategic initiatives; factors related to increased competition from existing and new competitors including the potential for reduced sales,  pressure on pricing for FC2 and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company’s reliance on its major customers and risks relating to delays in payment of accounts receivable by major customers; the Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; the risk that the Company’s proposed transaction with Aspen Park Pharmaceuticals, Inc. (APP) may not be completed in a timely manner or at all; the satisfaction of conditions to completing the transaction with APP, including the ability to secure approval by a two-thirds vote of FHC’s shareholders; the risk that the proposed transaction with APP could disrupt current plans and operations; costs, fees and expenses related to the proposed transaction with APP; risks related to the development of APP’s product portfolio, including regulatory approvals and time and cost to bring to market; risks relating to the ability of the combined company to obtain sufficient financing on acceptable terms when needed to fund development and company operations; the risk that, even if it is completed, the Company may not realize the expected benefits from the transaction with APP; and developments or assertions by or against the Company relating to intellectual property rights. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10‑K for the year ended September 30, 2015.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
ASSETS
Current Assets:
Cash	$2,791,396	$4,105,814
Accounts receivable, net	18,570,658	14,088,390
Income tax receivable	29,702	21,251
Inventory, net	2,191,693	1,745,180
Prepaid expenses and other current assets	276,358	609,320
Deferred income taxes	362,847	1,016,000
TOTAL CURRENT ASSETS	24,222,654	21,585,955

Other assets	142,339	136,766

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,620,864	4,680,246
Leasehold improvements	323,147	323,147
Less accumulated depreciation and amortization	(3,928,241)	(3,763,403)
Plant and equipment, net	1,015,770	1,239,990

Deferred income taxes	14,509,000	14,509,000
TOTAL ASSETS	$39,889,763	$37,471,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,021,050	$1,077,349
Accrued expenses and other current liabilities	3,559,252	2,555,231
Accrued compensation	335,332	592,428
TOTAL CURRENT LIABILITIES	4,915,634	4,225,008

Deferred rent	8,401	15,389
Deferred income taxes	118,351	98,252
TOTAL LIABILITIES	5,042,386	4,338,649

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	312,189	311,925
Additional paid-in-capital	69,393,844	69,205,201
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(26,470,532)	(27,995,940)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	34,847,377	33,133,062
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,889,763	$37,471,711

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2016	2015

Net revenues	$4,772,801	$10,977,467

Cost of sales	1,927,406	4,583,360

Gross profit	2,845,395	6,394,107

Operating expenses	2,774,970	3,444,714

Operating income	70,425	2,949,393

Non-operating (expense) income:
Interest and other expense, net	(19,356)	(3,841)
Foreign currency transaction (loss) gain	(43,848)	28,467
Total non-operating (expense) income	(63,204)	24,626

Income before income taxes	7,221	2,974,019

Income tax (benefit) expense	(27,824)	1,306,445

Net income	$35,045	$1,667,574

Net income per basic common share outstanding	$0.00	$0.06

Basic weighted average common shares outstanding	28,652,635	28,521,659

Net income per diluted common share outstanding	$0.00	$0.06

Diluted weighted average common shares outstanding	29,059,296	28,780,481

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2016	2015

Net revenues	$13,003,460	$17,636,673

Cost of sales	4,755,728	7,422,893

Gross profit	8,247,732	10,213,780

Operating expenses	5,784,752	5,810,538

Operating income	2,462,980	4,403,242

Non-operating (expense) income:
Interest and other expense, net	(47,152)	(3,189)
Foreign currency transaction (loss) gain	(88,791)	49,313
Total non-operating (expense) income	(135,943)	46,124

Income before income taxes	2,327,037	4,449,366

Income tax expense	801,629	1,976,875

Net income	$1,525,408	$2,472,491

Net income per basic common share outstanding	$0.05	$0.09

Basic weighted average common shares outstanding	28,642,951	28,512,005

Net income per diluted common share outstanding	$0.05	$0.09

Diluted weighted average common shares outstanding	29,046,928	28,774,785

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES
Net income	$1,525,408	$2,472,491
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	226,681	251,383
Share-based compensation	254,116	380,158
Deferred income taxes	673,252	1,748,098
Loss on disposal of fixed assets	278	3,483
Changes in current assets and liabilities	(3,991,414)	(7,684,846)
Net cash used in operating activities	(1,311,679)	(2,829,233)

INVESTING ACTIVITIES
Capital expenditures	(2,739)	(27,040)
Net cash used in investing activities	(2,739)	(27,040)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	—	(950)
Dividends paid on common stock	—	(5,198)
Net cash used in financing activities	—	(6,148)

Net decrease in cash	(1,314,418)	(2,862,421)
Cash at beginning of period	4,105,814	5,796,223

CASH AT END OF PERIOD	$2,791,396	$2,933,802

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$168,220	$155,629
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$—	$239,580

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

Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2015.

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

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the most recent order of 15 million units under the Brazil tender, the Company has agreed to up to 360 day credit terms with our distributor in Brazil, subject to earlier payment upon receipt of payment by the distributor from the Brazilian government.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 212 days. Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.  The balance in the allowance for doubtful accounts was $38,103 and $48,068 at March 31, 2016 and September 30, 2015, respectively.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $154,854 and $85,697 at March 31, 2016 and September 30, 2015, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of  $43,848 and  $88,791 for the three and six months ended March 31, 2016, respectively, compared to a gain of $28,467 and $49,313 for the three and six months ended March 31, 2015, respectively.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Reclassifications

Certain items in the September 30, 2015 consolidated financial statements have been reclassified to conform to the March 31, 2016 presentation.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Denominator	2016	2015	2016	2015
Weighted average common shares outstanding - basic	28,652,635	28,521,659	28,642,951	28,512,005
Net effect of dilutive securities:
Options	22,633	56,016	19,949	59,974
Unvested restricted shares	384,028	202,806	384,028	202,806
Total net effect of dilutive securities	406,661	258,822	403,977	262,780
Weighted average common shares outstanding - diluted	29,059,296	28,780,481	29,046,928	28,774,785
Income per common share – basic	$0.00	$0.06	$0.05	$0.09
Income per common share – diluted	$0.00	$0.06	$0.05	$0.09

Options to purchase approximately 90,000 shares of common stock at an exercise price of $3.92 per share that were outstanding during the three and six months ended March 31, 2016 and 2015 were not included in the computation of diluted net income per share because their effect was anti-dilutive.  All other outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three and six months ended March 31, 2016 and 2015.

NOTE 3 - Inventory

Inventory consists of the following components at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Raw material	$442,308	$839,179
Work in process	80,767	77,483
Finished goods	1,702,961	868,270
Inventory, gross	2,226,036	1,784,932
Less: inventory reserves	(34,343)	(39,752)
Inventory, net	$2,191,693	$1,745,180

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

On December 29, 2015, the Company entered into a Credit Agreement (the Credit Agreement) with BMO Harris Bank, N.A. (BMO Harris Bank).  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at March 31, 2016.  Completion of the proposed merger transaction with APP will constitute an event of default under the Credit Agreement as a “change of control” as defined in the Credit Agreement and require the waiver of other covenants in the Credit Agreement.  As a result, the line of credit will not remain in place after the completion of the transaction, and any amounts outstanding will become due upon the completion of the transaction, unless BMO Harris Bank agrees to waive the change of control provision and other applicable provisions of the Credit Agreement in connection with the transaction.  Discussions are underway between the Company and BMO Harris Bank.  See Note 11 below.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of March 31, 2016,  1,314,220 shares had been granted under the plan, of which 150,000 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees, directors and consultants.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years. The Company did not grant any options during the three and six months ended March 31, 2016 or 2015.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. No stock compensation expense related to options was recognized for the three and six months ended March 31, 2016 or 2015.

No stock options were exercised during the three and six months ended March 31, 2016 or 2015.

The following table summarizes the stock options outstanding and exercisable at March 31, 2016:

	Options	Weighted Avg.
	Outstanding and Exercisable	Remaining Life	Weighted Avg.	Aggregate
	at March 31, 2016	(years)	Exercise Price	Intrinsic Value
Total	180,000	1.84	$2.60	$54,000

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $1.87 per share as of the last business day of the period ended March 31, 2016.  As of March 31, 2016, the Company had no unrecognized compensation expense relating to outstanding stock options as all outstanding stock options were fully vested.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 83,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2016.  The stock granted during the six months ended March 31, 2016 includes rights to receive a total of 13,498 shares, or at a holder’s election cash based on the fair market value of the shares, contingent on continued employment or service.  The fair value of the awards granted was approximately $122,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date. There were no shares of restricted stock forfeited during the three and six months ended March 31, 2016.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $131,000 and  $254,000 for the three and six months ended March 31, 2016, respectively, $63,000 of which was included in accrued expenses at the six months then ended since the related shares had not yet been issued at March 31, 2016.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and six months ended March 31, 2015 was approximately $180,000 and $380,000, respectively, of which $100,000 was included in accrued expenses at March 31, 2015.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three and six months ended March 31, 2016 and 2015. As of March 31, 2016, there was approximately $556,000, representing approximately 281,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 2.17 years.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2016.  From the program’s onset through March 31, 2016, the total number of shares repurchased by the Company is 2,183,704.  The total number of shares that may yet be purchased under the program is 816,296. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. There were no repurchases of any kind under the program for the three and six months ended March 31, 2016.  During the three and six months ended March 31, 2015, private repurchase transactions were 250 shares, and there were no open market repurchase transactions.

Total repurchase activity through March 31, 2016 is as follows:

Details of Treasury Stock Purchases to Date
Issuer Purchases of Equity Securities	through March 31, 2016
	Total Number	Average Price
	of Shares	Paid	Cost of Treasury
	Purchased	Per Share	Stock
Period:
January 1, 2007 – September 30, 2015	2,183,704	$3.57	$7,806,605
October 1, 2015 - October 31, 2015	—	$—	$—
November 1, 2015 - November 30, 2015	—	$—	$—
December 1, 2015 - December 31, 2015	—	$—	$—
Quarterly Subtotal	—	$—	—
January 1, 2016 - January 31, 2016	—	—	—
February 1, 2016 - February 29, 2016	—	—	—
March 1, 2016 - March 31, 2016	—	—	—
Quarterly Subtotal	—	$—	$—
Six Months Subtotal	—	—	—
Total	2,183,704	$3.57	$7,806,605

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for		Long-Lived Asset As Of
	the Six Months Ended March 31,		March 31,	September 30,
	2016	2015	2016	2015
Brazil	$6,008	$9,955	$—	$—
Zimbabwe	1,652	2,113	—	—
United States	1,293	*	95	123
South Africa	*	1,181	—	—
Malaysia	*	*	957	1,134
United Kingdom	*	*	106	120
Other	4,050	4,388	—	—
Total	$13,003	$17,637	$1,158	$1,377

* Less than 5 percent of total net revenues.

At March 31, 2016 the Company had one customer whose accounts receivable balance was 66 percent of current assets.  At September 30, 2015 the Company had one customer whose accounts receivable balance was 46 percent of current assets.  No other single customer’s accounts receivable balance accounted for more than 10 percent of current assets as of March 31, 2016 or September 30, 2015.  There was one customer that exceeded 10 percent of net revenues for the six months ended March 31, 2016 and two customers that exceeded 10 percent of net revenues for the six months ended March 31, 2015.

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

As of March 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of approximately $13,023,000 and $12,587,000, respectively, for income tax purposes expiring in years 2020 to 2027.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $61,938,000 as of March 31, 2016, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and six months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Income tax expense at statutory rates	$2,000	$1,011,000	$791,000	$1,513,000
State income tax, net of federal benefits	—	271,000	119,000	364,000
Non-deductible expenses	1,000	—	3,000	2,000
Effect of AMT expense	(3,000)	64,000	27,000	91,000
Effect of lower foreign income tax rates	(47,648)	40,501	(154,773)	61,235
Other	19,824	(80,056)	16,402	(54,360)
Income tax expense	$(27,824)	$1,306,445	$801,629	$1,976,875

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

Note 11 – Merger Agreement

On April 6, 2016, the Company and APP announced that they had entered into a definitive merger agreement under which the Company will reincorporate as a Delaware corporation (FHC Delaware) and then APP will become a wholly owned subsidiary of FHC Delaware. Under the terms of the merger agreement, pursuant to the reincorporation merger, each share of common stock of FHC will be converted into the right to receive one share of common stock of FHC Delaware, and then pursuant to the APP merger the shares of APP common stock and preferred stock in the aggregate will be converted into the right to receive such number of shares of common stock of FHC Delaware that will equal 45% of the total number of outstanding shares of common stock of FHC Delaware on a fully-diluted basis following such issuance.  As a result, immediately following the mergers, shareholders of the Company will hold approximately 55% of the outstanding shares of common stock of FHC Delaware and shareholders of APP will hold approximately 45% of the outstanding shares of common stock of FHC Delaware.  This 55%/45% allocation will be subject to dilution (which will be shared by the FHC shareholders and APP shareholders) from the issuance by FHC Delaware after the mergers of equity awards to an FHC director and an FHC consultant and the issuance of a warrant to FHC’s financial advisor. Completion of the transaction will constitute an event of default under the Credit Agreement as a "change of control" as defined in the Credit Agreement and require a waiver of other covenants in the Credit Agreement.  As a result, the line of credit will not remain in place after the completion of the transaction, and any amounts outstanding will become due upon the completion of the transaction, unless BMO Harris Bank agrees to waive the change of control provision and other applicable provisions of the Credit Agreement in connection with the transaction. Discussions are underway between the Company and BMO Harris Bank.  The transaction is subject to approval by the Company's shareholders and the satisfaction of customary closing conditions. The transaction is expected to be completed in the fourth quarter of fiscal 2016.

APP is a privately held therapeutics company focused on the development and commercialization of pharmaceutical and consumer health products for men’s and women’s health, diseases and oncology. For men, product and product candidates are in the areas of benign prostatic hyperplasia, male infertility, amelioration of side effects of hormonal prostate cancer therapies, gout, sexual dysfunction, and prostate cancer. For women, product candidates are for female sexual health and advanced breast and ovarian cancers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additional Information about the Proposed Transaction and Where You Can Find It

This report contains a discussion of a proposed merger transaction involving the Company and APP. FHC plans to file a proxy statement with the SEC relating to a solicitation of proxies from its shareholders in connection with a special meeting of shareholders of FHC to be held for the purpose of voting on matters relating to the proposed merger transaction with APP.  BEFORE MAKING ANY VOTING DECISION WITH RESPECT TO THE PROPOSED TRANSACTION, FHC SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

The proxy statement and other relevant materials, and any other documents filed by FHC with the SEC, may be obtained free of charge at the SEC's website at www.sec.gov. In addition, shareholders of FHC may obtain free copies of the documents filed with the SEC by contacting FHC's Chief Financial Officer at (312) 595-9123, or by writing to Chief Financial Officer, The Female Health Company, 515 North State Street, Suite 2225, Chicago, Illinois 60654.

Interests of Certain Participants in the Solicitation

FHC and its executive officers and directors may be deemed to be participants in the solicitation of proxies from the shareholders of FHC in favor of the proposed transaction.   Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement and other relevant materials to be filed with the SEC when they become available.

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 528 million FC1 and FC2 Female Condoms.

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

The recent emergence of the Zika virus creates a global health issue.  The Company can make a significant contribution to preventing the spread of Zika.

On February 1, 2016 WHO declared the Zika virus a global emergency.  The Zika virus was first identified in 1947 in Uganda (name comes from Zika Forest in Uganda).  There were no epidemic of major issues attributable to the virus for decades.

The outbreak of the virus was detected in Brazil in May 2015.  Since May 2015:

•	It has become epidemic in Brazil and detected in 20 additional Latin American countries.
•	It has been detected in the U.S. (Los Angeles, Texas, and Florida to date).
•	It has been detected in Spain.

The virus is spreading and could become epidemic on a global basis.

Scientists have confirmed there is a link between the virus and microencephaly, a condition that causes babies to be born with unusually small heads.  There was a sharp rise in cases of microencephaly in Brazil concurrent with the Zika virus epidemic.

Women who are or become pregnant and are infected may give birth to babies with microencephaly.  It has also been linked to eye issues and the Guillain-Barre Syndrome.

The Zika virus is transmitted by mosquitoes.  In addition, it is transmitted through sexual intercourse.  It has been reported present in both semen and urine. There has been a report the virus has also been transmitted through blood transfusions.

There is the potential for a global epidemic and related births of children with microencephaly and other severe brain defects.  The social and economic ramifications could be devastating.

Prevention of the disease and pregnancy is critical to averting a global epidemic.  Currently available prevention methods are very limited and include the following:

•	Mosquito control will reduce transmission of the disease in this manner. It will not prevent pregnancy or other forms of disease transmission.
•	Female and male condoms and abstinence are the only methods that can prevent pregnancy and transmission of the virus through sex.

The Company’s FC2 female condom can make a major contribution to the prevention of a serious disease, the birth of deformed children and the extraordinary costs that would be incurred in caring for such children.

•

The Company believes it is in a better position to make this contribution than any other female condom manufacturer, as the Company has 20 years of experience and a production facility with capacity of approximately 100 million units annually.

•	The female condom is a better choice than male condoms due to the role of the women. The perception of risk among informed women of giving birth to a deformed baby is likely to be high.
•	Education is a key factor in creating risk awareness and effecting prevention.

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

In July 2014, the Company announced a new growth strategy with two objectives.  The first element was to accelerate demand for FC2 by strengthening key customer relationships and creating greater awareness of FC2 in our current markets through increased consumer sales and marketing efforts.  As described in the next section, the Company recently completed its evaluation of the potential for FC2 in consumer markets in the U.S.

The second objective was to diversify the product line to increase shareholder opportunity and reduce the risk of being a one product company.  The proposed merger transaction with APP would fulfill this objective.  The rationale for diversification and selection of APP was as follows:  FHC has had a solid track record in developing and marketing a first of its kind product, securing FDA approval and WHO clearance, distribution in 144 countries, 10 years of profitability and no debt.  However, there are significant risks and opportunity limitations for FHC to simply continue as it is.

•	First is the obvious risk of being a single product company. The need for diversification is important in light of increased competition for our product.
•	Second, the volatility of the business and dependence on public sector funding.
•	Third is the opportunity limitation of having an excellent public company health care platform but using it for only one product.

As a result, in July 2014 FHC committed to diversifying its business.  The Company has analyzed more than 100 potential opportunities.  We believe none of the companies analyzed presented the opportunities provided by APP.  The potential benefits of the proposed merger are as follows:

•	It results in a high potential multiple product portfolio,
•

It provides proprietary product positions, three of which are subject to the potentially less risky, less costly and more expedited 505(b)(2) FDA regulatory approval process, resulting in nearer term revenue and cash flow potential for these three products,

•	It may complement and enhance FC2’s market opportunities,
•	Due to the multiple product portfolio it may capitalize on FHC’s public healthcare company status and as a result provide an opportunity for long-term growth and enhanced shareholder value, and
•	It brings an experienced management team to the Company.

The FHC board approved the merger after the completion of a scientific, intellectual property, legal and financial due diligence process.

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

In March 2016, the Company completed its evaluation of the potential for FC2 in consumer markets in the U.S.  The Company’s board of directors approved increased consumer marketing activity in the U.S., subject to a review by the board of directors of a detailed marketing plan and budget for such marketing activity.  Some recent changes in the U.S. market environment may represent an opportunity for the promotion of FC2 to consumers:

•	FC2 is now reimbursable under the Affordable Care Act and most health plans. FC2 was registered and now has a UPC code to support reimbursement.
•	Increased public focus on preventing unwanted pregnancy and disease in young women.
•	The rise of social media in marketing to young women.
•	Increased online purchasing of condoms. It is estimated 33 percent of male condoms are purchased online.

•	As FC2 is non-hormonal it is a viable alternative for many U.S. women who have reported dissatisfaction with the side effects of hormonal birth control.

The Company believes the promotion of FC2 to consumers will be complementary to public sector marketing by increasing awareness of FC2.

An online store for direct-to-consumer purchases, ShopFemaleHealth.com, was launched in March 2015.  Additionally, FC2 may now be purchased online through various ecommerce websites, including (but not limited to): Amazon.com, Walgreens.com, CVS.com, Drugstore.com, Kmart.com, Walmart.com and MyQuestStore.com.

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

In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  Municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York, and Washington, D.C. are all examples of cities with programs providing female and male condoms free of charge.  In New York City, as of March 31, 2016, FC2 has been distributed to 1,851 locations.

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

Outside of the U.S., training and education sessions were held in 10 countries, with an estimated 32,000 people participating in the sessions in fiscal year 2015.

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

Other parties have developed and marketed female condoms.  None of these female condoms marketed or under development by other parties have secured FDA approval. FDA approval is required to sell female condoms in the U.S. USAID, a U.S. government funded agency,  is required to procure FDA approved product; however there can be exceptions.    Outside of the U.S., the Company has experienced increasing competition and pricing pressures for FC2.  In addition to FC2, three female condoms have successfully completed the WHO prequalification process and been cleared by UNFPA for purchase by U.N. agencies: the Cupid female condom (which was prequalified by WHO in July 2012 and cleared by UNFPA thereafter), the Velvet female condom marketed by Hindustan Latex Limited (which was prequalified by WHO and cleared by UNFPA in March 2016) and the female condom marketed by PATH (which was prequalified by WHO and cleared by UNFPA in March 2016).  The female condom marketed by Hindustan Latex Limited, which is the Company’s former exclusive distributor in India, is substantially similar in design to FC2, except it uses latex.  FC2 has also been competing with other female condoms in markets that do not require either FDA approval or WHO prequalification.  Reflecting increased competition, Cupid received part of the last two South African tenders.  Increasing competition in FC2’s markets has, and will likely continue to, put pressure on pricing for FC2 and may also adversely affect sales of FC2.    Some customers, particularly in the global public sector, prioritize price over other features where FC2 may have an advantage.  It is also possible that other female condoms may receive FDA approval or complete the WHO prequalification process, which would increase competition from other female condoms in FC2’s markets.

An important factor to consider with respect to competition and the pricing of female condoms is the use rate of the number of condoms distributed or cost per protected sex act.  Product specific education and training increases the number of available products actually used, reducing the cost per protected sex act.  The public sector is beginning to focus on cost per protected sex act.    The Company is the only company currently providing education and training on the use of its product.

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

The Company has a registration for the trademark “FC2 Female Condom” in the United States.  Furthermore, the Company has filed applications or secured registrations in 40 countries or jurisdictions around the world to protect the various names and symbols used in marketing its Female Condoms.  In addition, the experience that has been gained through years of manufacturing its Female Condoms (FC1 and FC2) has allowed the Company to develop trade secrets and know-how, including certain proprietary production technologies, that further protect its competitive position.

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

In October 2014, the Company announced that Semina Indústria e Comércio Ltda (Semina) was awarded an exclusive contract under a public tender.  The contract was valid through August 20, 2015, allowing the Brazil Ministry of Health to place orders against this tender at its discretion.  Through the end of the contract, the Company received orders for 40 million units in fulfillment of the tender, all of which were shipped prior to March 31, 2016.

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2016	2015	2014	2013	2012
October 1 – December 31	15,380,240	12,154,570	11,832,666	17,114,630	15,166,217
January 1 – March 31	9,163,855	20,760,519	7,298,968	16,675,035	13,945,320
April 1 – June 30		14,413,032	13,693,652	12,583,460	15,198,960
July 1 - September 30		13,687,462	9,697,341	8,386,800	17,339,500
Total	24,544,095	61,015,583	42,522,627	54,759,925	61,649,997

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

On April 1, 2015, a tariff exemption in Brazil for condoms was eliminated subjecting all shipments of FC2 clearing customs in Brazil on or after that date to a tariff.  The Company agreed to share 50 percent of the tariff costs with Semina and recognized the expense as the units were shipped.

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

Merger Agreement.  On April 6, 2016, the Company and APP announced that they had entered into a definitive merger agreement under which the Company will reincorporate as a Delaware corporation (FHC Delaware) and then APP will become a wholly owned subsidiary of FHC Delaware. Under the terms of the merger agreement, pursuant to the reincorporation merger, each share of common stock of FHC will be converted into the right to receive one share of common stock of FHC Delaware, and then pursuant to the APP merger the shares of APP common stock and preferred stock in the aggregate will be converted into the right to receive such number of shares of common stock of FHC Delaware that will equal 45% of the total number of outstanding shares of common stock of FHC Delaware on a fully-diluted basis following such issuance.  As a result, immediately following the mergers, shareholders of the Company will hold approximately 55% of the outstanding shares of common stock of FHC Delaware and shareholders of APP will hold approximately 45% of the outstanding shares of common stock of FHC Delaware.  This 55%/45% allocation will be subject to dilution (which will be shared by the FHC shareholders and APP shareholders) from the issuance by FHC Delaware after the mergers of equity awards to an FHC director and an FHC consultant and the issuance of a warrant to FHC’s financial advisor. Completion of the transaction will constitute an event of default under the Credit Agreement as a "change of control" as defined in the Credit Agreement and require a waiver of other covenants in the Credit Agreement.  As a result, the line of credit will not remain in place after the completion of the transaction, and any amounts outstanding will become due upon the completion of the transaction, unless BMO Harris Bank agrees to waive the change of control provision and other applicable provisions of the Credit Agreement in connection with the transaction. Discussions are underway between the Company and BMO Harris Bank.  The transaction is subject to approval by the Company's shareholders and the satisfaction of customary closing conditions. The transaction is expected to be completed in the fourth quarter of fiscal 2016.

APP is a privately held therapeutics company focused on the development and commercialization of pharmaceutical and consumer health products for men’s and women’s health, diseases and oncology. For men, product and product candidates are in the areas of benign prostatic hyperplasia, male infertility, amelioration of side effects of hormonal prostate cancer therapies, gout, sexual dysfunction, and prostate cancer. For women, product candidates are for female sexual health and advanced breast and ovarian cancers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED March 31, 2015

The Company generated net revenues of $4,772,801 and net income of $35,045, or $0.00 per diluted share, for the three months ended March 31, 2016, compared to net revenues of $10,977,467 and net income of $1,667,574, or $0.06 per diluted share, for the three months ended March 31, 2015.

Net revenues decreased  $6,204,666 on a 56 percent decrease in unit sales for the three months ended March 31, 2016, compared with the same period last year.  The principal factor in the decrease is the period to period impact of the record tender shipments to Brazil in fiscal 2015.  The Company had record net revenues of $10,977,467 in the second quarter of fiscal year 2015 including net revenues of $6,452,875 from Brazil.  The FC2 average sales price per unit decreased 1.5 percent compared with the same period last year due to changes in sales mix.

Cost of sales decreased  $2,655,954 to $1,927,406 in the three months ended March 31, 2016 from $4,583,360 for the same period last year.  The reduction is due to lower unit sales and the reduction of certain costs.

Gross profit decreased  $3,548,712, or 55 percent, to $2,845,395 for the three months ended March 31, 2016 from $6,394,107 for the three months ended March 31, 2015.  Gross profit margin for the three months ended March 31, 2016 increased to 60 percent of net revenues on decreasing unit sales versus 58 percent of net revenues for the same period last year.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased  $669,744, or 19 percent, to $2,774,970 for the three months ended March 31, 2016 from $3,444,714 in the prior year period.  The majority of the decrease relates to a reduction in payments to be made to our Brazilian distributor for marketing and management fees for the 2014 tender and expenses relating to employee compensation.    These decreases were partially offset by increased investment expenses for a comprehensive study regarding the potential FC2 consumer program in the U.S. and for diversification, including expenses for analyzing potential portfolio diversification candidates and other expenses related to the proposed merger transaction with APP.  These investment expenses with no current return related to the FC2 consumer study and diversification were $145,259 and $503,424 for the three months ended March 31, 2016, respectively, compared to $0 and $114,988 in the prior year period, respectively.

Operating income for the three months ended March 31, 2016 decreased $2,878,968, or 98 percent, to  $70,425 from operating income of $2,949,393 in the second quarter of fiscal year 2015.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the three months ended March 31, 2016 was $19,356,  an increase of $15,515 from the same period in fiscal year 2015, when interest and other expense, net, was $3,841.  The Company recorded a foreign currency transaction loss of $43,848 in the most recent quarter, compared with a foreign currency transaction gain of $28,467 for the same period last year.

Income tax benefit for the three months ended March 31, 2016 was $27,824, a decrease of $1,334,269 from the same period in fiscal year 2015, when income tax expense was $1,306,445.

The Company's net income decreased  $1,632,529, or 98 percent, to $35,045 in the three months ended March 31, 2016 from net income of $1,667,574 in the same period of the prior year, as a result of the factors discussed above. Net income was 1 percent and 15 percent of net revenues for the three months ended March 31, 2016 and 2015, respectively.  The Company believes this reflects the volatility of the public sector business the Company often experiences rather than a change in basic demand.  The fact that the Company remained profitable despite a 57% decrease in net revenues and $648,683 in investment expenses with no current return reflects its capacity to adjust to market volatility.

SIX MONTHS ENDED MARCH 31, 2016 COMPARED TO SIX MONTHS ENDED MARCH 31, 2015

The Company generated net revenues of $13,003,460 and net income of $1,525,408, or $0.05 per diluted share, for the six months ended March 31, 2016, compared to net revenues of $17,636,673 and net income of $2,472,491, or $0.09 per diluted share, for the six months ended March 31, 2015.  Net revenues from Brazil were $6,008,489 and $9,955,125 for the six months ended March 31, 2016 and 2015, respectively.

Net revenues decreased  $4,633,213 on a 25 percent decrease in unit sales for the six months ended March 31, 2016, compared with the same period last year.  Effective January 1, 2015, the unit price was reduced for all major public sector purchases to replace the previous 5 percent no-cost product policy under the Company’s volume purchasing incentive program.  The FC2 average sales price per unit decreased 1.1 percent compared with the same period last year due to changes in sales mix and the public sector price adjustment noted in the previous sentence.

Cost of sales decreased  $2,667,165 to $4,755,728 in the six months ended March 31, 2016 from $7,422,893 for the same period last year.  The reduction is due to lower unit sales and the favorable impact of currency exchange rates on the majority of the elements in cost of sales.

Gross profit decreased  $1,966,048, or 19 percent, to $8,247,732 for the six months ended March 31, 2016 from $10,213,780 for the six months ended March 31, 2015.  Gross profit margin for the six months ended March 31, 2016 was 63 percent of net revenues versus 58 percent of net revenues for the same period last year.  The increase in the gross profit margin is primarily due to the favorable impact of currency exchange rates on the majority of the elements in cost of sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased  $25,786 to $5,784,752 for the six months ended March 31, 2016 from $5,810,538 in the prior year period.  The decrease was a result of a reduction in payments to be made to our Brazilian distributor for marketing and management fees for the 2014 tender and expenses relating to employee compensation and other general expenses, partially offset by increased investment expenses for a comprehensive study regarding the potential FC2 consumer program in the U.S. and for diversification, including expenses for analyzing potential portfolio diversification candidates and other expenses related to the proposed merger transaction with APP.  These investment expenses with no current return related to the FC2 consumer study and diversification were $308,800 and $806,647 for the six months ended March 31, 2016, respectively, compared to $0 and $181,404 in the prior year period, respectively.

Operating income for the six months ended March 31, 2016 decreased $1,940,262, or 44 percent, to  $2,462,980 from operating income of $4,403,242 in the six months ended March 31, 2015.   The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the six months ended March 31, 2016 was $47,152, an increase of $43,963 from the same period in fiscal year 2015, when interest and other expense, net, was $3,189.  The Company recorded a foreign currency transaction loss of $88,791 in the six months ended March 31, 2016, compared with a foreign currency transaction gain of $49,313 for the same period last year.

Income tax expense for the six months ended March 31, 2016 was $801,629,  a decrease of $1,175,246 from the same period in fiscal year 2015, when income tax expense was $1,976,875.    The effective tax rate was 34.4 percent and 44.4 percent for the six months ended March 31, 2016 and 2015, respectively.  The reduction in the effective tax rate is due to the mix of tax jurisdictions in which the Company recognized income before income taxes and the reduction in the Illinois state income tax rate, effective January 1, 2015, from 9.5 percent to 7.75 percent.  The Company’s net operating loss (NOL) carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.  During the six months ended March 31, 2016 the Company recorded income tax expense of $801,629, while due to the use of NOL carryforwards the Company made cash payments of $168,220 for income taxes, or 21 percent of income tax expense.  This resulted in a cash savings of $633,409.

The Company's net income decreased  $947,083, or 38 percent, to $1,525,408 in the six months ended March 31, 2016 from net income of $2,472,491 in the same period of the prior year, as a result of the factors discussed above. Net income was 12 percent and 14 percent of net revenues for the six months ended March 31, 2016 and 2015, respectively.

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

Liquidity and Sources of Capital

The Company's operations used cash of $1.3 million in the six months ended March 31, 2016,  which included a negative impact of changes in operating assets and liabilities of $(4.0) million, compared with using cash of $2.8 million in the six months ended March 31, 2015, which included a negative impact of changes in operating assets and liabilities of $(7.7) million.

Accounts receivable increased from $14.1 million at September 30, 2015 to $18.6 million at March 31, 2016.  The increase is a result of orders received under the awarded Brazil 2014 tender.  Semina’s accounts receivable balance represents 86 percent of the Company’s accounts receivable balance at March 31, 2016.  Semina normally pays upon payment from the Brazilian Government; however, due to economic issues in Brazil the government has been slower in paying vendors.  The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 212 days.  Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.

At March 31, 2016, the Company had working capital of $19.3 million and stockholders’ equity of $34.8 million compared to working capital of $14.7 million and stockholders’ equity of $31.1 million as of March 31, 2015.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its BMO Harris Bank credit facility.

On December 29, 2015, the Company terminated the Loan Agreement with Midland Bank and entered into the Credit Agreement with BMO Harris Bank.  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at March 31, 2016 or under the Loan Agreement at September 30, 2015.  Completion of the proposed merger transaction with APP will constitute an event of default under the Credit Agreement as a “change of control” as defined in the Credit Agreement and require a waiver of other covenants in the Credit Agreement.  As a result, the line of credit will not remain in place after the completion of the transaction, and any amounts outstanding will become due upon the completion of the transaction, unless BMO Harris Bank agrees to waive the change of control provision and other applicable provisions of the Credit Agreement in connection with the transaction.    Discussions are underway between the Company and BMO Harris Bank.

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

Item 6.  Exhibits

Exhibit

Number        Description

2.1	Agreement and Plan of Merger, dated as of April 5, 2016, among the Company, Badger Acquisition Sub, Inc., Blue Hen Acquisition, Inc. and Aspen Park Pharmaceuticals, Inc. (1)

3.1	Amended and Restated Articles of Incorporation. (2)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (3)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (4)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (5)

3.5	Amended and Restated By-Laws. (6)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	Separation Agreement and General Release, dated effective as of February 6, 2016, between the Company and Susan Ostrowski. (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (8)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2016.

(2)	Incorporated herein by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on October 19, 1999.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 21, 2000.

(4)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 6, 2002.

(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013.

(7)	Incorporated by reference to the Company's Form 8-K filed on February 12, 2016.

(8)

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

THE FEMALE HEALTH COMPANY

DATE: April 28, 2016

/s/ O.B. Parrish

O.B. Parrish,  Chairman and

Chief Executive Officer

DATE: April 28, 2016

/s/ Michele Greco

Michele Greco, Executive Vice President

and Chief Financial Officer