Form 10-Q
period 2016-06-30
FEMALE HEALTH CO
filed 2016-07-28
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, the registrant had 29,052,667 shares of $0.01 par value common stock outstanding.

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

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
ASSETS
Current Assets:
Cash	$3,210,684	$4,105,814
Accounts receivable, net	18,636,643	14,088,390
Income tax receivable	29,000	21,251
Inventory, net	2,337,436	1,745,180
Prepaid expenses and other current assets	544,265	609,320
Deferred income taxes	244,105	1,016,000
TOTAL CURRENT ASSETS	25,002,133	21,585,955

Other assets	191,071	136,766

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,621,351	4,680,246
Leasehold improvements	323,147	323,147
Less accumulated depreciation and amortization	(4,028,291)	(3,763,403)
Plant and equipment, net	916,207	1,239,990

Deferred income taxes	14,509,000	14,509,000
TOTAL ASSETS	$40,618,411	$37,471,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,059,410	$1,077,349
Accrued expenses and other current liabilities	3,692,367	2,555,231
Accrued compensation	235,457	592,428
TOTAL CURRENT LIABILITIES	4,987,234	4,225,008

Deferred rent	4,801	15,389
Deferred income taxes	115,554	98,252
TOTAL LIABILITIES	5,107,589	4,338,649

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	312,364	311,925
Additional paid-in-capital	69,486,856	69,205,201
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(25,900,274)	(27,995,940)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	35,510,822	33,133,062
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,618,411	$37,471,711

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2016	2015

Net revenues	$5,560,776	$7,813,207

Cost of sales	2,327,583	3,180,672

Gross profit	3,233,193	4,632,535

Operating expenses	2,384,674	3,178,687

Operating income	848,519	1,453,848

Non-operating (expense) income:
Interest and other expense, net	(7,399)	(1,941)
Foreign currency transaction (loss) gain	(39,651)	3,967
Total non-operating (expense) income	(47,050)	2,026

Income before income taxes	801,469	1,455,874

Income tax expense	231,211	284,900

Net income	$570,258	$1,170,974

Net income per basic common share outstanding	$0.02	$0.04

Basic weighted average common shares outstanding	28,655,970	28,538,908

Net income per diluted common share outstanding	$0.02	$0.04

Diluted weighted average common shares outstanding	29,054,147	28,759,443

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2016	2015

Net revenues	$18,564,236	$25,449,880

Cost of sales	7,083,311	10,603,565

Gross profit	11,480,925	14,846,315

Operating expenses	8,169,426	8,989,225

Operating income	3,311,499	5,857,090

Non-operating (expense) income:
Interest and other expense, net	(54,551)	(5,130)
Foreign currency transaction (loss) gain	(128,442)	53,280
Total non-operating (expense) income	(182,993)	48,150

Income before income taxes	3,128,506	5,905,240

Income tax expense	1,032,840	2,261,775

Net income	$2,095,666	$3,643,465

Net income per basic common share outstanding	$0.07	$0.13

Basic weighted average common shares outstanding	28,647,275	28,520,972

Net income per diluted common share outstanding	$0.07	$0.13

Diluted weighted average common shares outstanding	29,058,576	28,755,444

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES
Net income	$2,095,666	$3,643,465
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	327,632	372,535
Share-based compensation	364,700	542,724
Deferred income taxes	789,197	1,883,411
Loss on disposal of fixed assets	496	3,483
Changes in current assets and liabilities	(4,469,396)	(9,483,239)
Net cash used in operating activities	(891,705)	(3,037,621)

INVESTING ACTIVITIES
Capital expenditures	(3,425)	(127,588)
Net cash used in investing activities	(3,425)	(127,588)

FINANCING ACTIVITIES
Purchases of common stock for treasury shares	—	(950)
Dividends paid on common stock	—	(5,338)
Net cash used in financing activities	—	(6,288)

Net decrease in cash	(895,130)	(3,171,497)
Cash at beginning of period	4,105,814	5,796,223

CASH AT END OF PERIOD	$3,210,684	$2,624,726

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes	$276,284	$267,394
Schedule of noncash financing and investing activities:
Reduction of accrued expense upon issuance of shares	$—	$247,310
Fixed asset additions in accounts payable	$920	$—

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

Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2015.

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

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the most recent order of 15 million units under the Brazil tender, the Company has agreed to up to 360 day credit terms with our distributor in Brazil, subject to earlier payment upon receipt of payment by the distributor from the Brazilian government.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 245 days. Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.  The balance in the allowance for doubtful accounts was $38,103 and $48,068 at June 30, 2016 and September 30, 2015, respectively.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $138,675 and $85,697 at June 30, 2016 and September 30, 2015, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of  $39,651 and $128,442 for the three and nine months ended June 30, 2016, respectively, compared to a gain of $3,967 and $53,280 for the three and nine months ended June 30, 2015, respectively.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Denominator	2016	2015	2016	2015
Weighted average common shares outstanding - basic	28,655,970	28,538,908	28,647,275	28,520,972
Net effect of dilutive securities:
Options	1,624	41,704	14,748	55,641
Unvested restricted shares	396,553	178,831	396,553	178,831
Total net effect of dilutive securities	398,177	220,535	411,301	234,472
Weighted average common shares outstanding - diluted	29,054,147	28,759,443	29,058,576	28,755,444
Income per common share – basic	$0.02	$0.04	$0.07	$0.13
Income per common share – diluted	$0.02	$0.04	$0.07	$0.13

Options to purchase approximately 90,000 and 17,500 shares of common stock at exercise prices of $3.92 per share and $1.82 per share, respectively, that were both outstanding during the three and nine months ended June 30, 2016 were not included in the computation of diluted net income per share because their effect was anti-dilutive.  Options to purchase approximately 90,000 shares of common stock at an exercise price of $3.92 that were outstanding during the three and nine months ended June 30, 2015 were not included in the computation of diluted net income per share because their effect was anti-dilutive.  All other outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three and nine months ended June 30, 2016 and 2015.

NOTE 3 - Inventory

Inventory consists of the following components at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Raw material	$437,364	$839,179
Work in process	60,121	77,483
Finished goods	1,874,431	868,270
Inventory, gross	2,371,916	1,784,932
Less: inventory reserves	(34,480)	(39,752)
Inventory, net	$2,337,436	$1,745,180

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

On December 29, 2015, the Company entered into a Credit Agreement (the Credit Agreement) with BMO Harris Bank, N.A. (BMO Harris Bank).  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at June 30, 2016.  See Note 11, Merger Agreement.

NOTE 5 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of June 30, 2016, a total of 1,498,968 shares had been granted under the plan and not forfeited or are subject to outstanding commitments to issue shares under the plan,  of which 167,500 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

Under the Company’s previous share based long-term incentive compensation plan, the 1997 Stock Option Plan, the Company granted non-qualified stock options to employees, directors and consultants.  There are no shares available for grant under this plan which expired on December 31, 2006.  Options issued under this plan expire 10 years after the date of grant and generally vested 1/36 per month, with full vesting after three years. Under the Company’s 2008 Stock Incentive Plan, options issued in May 2009 expire 10 years after the date of grant and vest 1/36 per month, with full vesting after three years.

The Company granted 17,500 options to certain employees under the 2008 Stock Incentive Plan during the three and nine months ended June 30, 2016.  Options issued under this plan expire in 10 years with vesting over a two-year period with one-half vesting in one-year of the grant date and one-half vesting in two years of the grant date.  The Company did not grant any options during the three and nine months ended June 30, 2015.  Based on the Company’s history of prior forfeitures and future expectations it was determined that there would be no forfeiture rate used.

Compensation expense is recognized only for share-based payments expected to vest. Stock compensation expense related to options was approximately $2,000 for the three and nine months ended June 30, 2016.  No stock compensation expense related to options was recognized for the three and nine months ended June 30, 2015.

The following table outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2016:

Three and Nine months ended
June 30, 2016
Weighted Average Assumptions:
Expected Volatility	43.19%
Expected Dividend Yield	0.00%
Risk-free Interest Rate	1.53%
Expected Term (in years)	6
Fair Value of Options Granted	$ 0.78

During the three and nine months ended June 30, 2016, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The expected term of the options represents the estimated period of time until exercise and is based on the simplified method.  To value options granted for actual stock-based compensation, the Company used the Black-Scholes option valuation model.  When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

No stock options were exercised during the three and nine months ended June 30, 2016 or 2015.

The following table summarizes the stock options outstanding and exercisable at June 30, 2016:

	Options	Weighted			Options	Weighted
	Outstanding	Average	Weighted	Aggregate	Exercisable	Average	Weighted	Aggregate
	at June 30,	Remaining	Average	Intrinsic	at June 30,	Remaining	Average	Intrinsic
	2016	Life (years)	Exercise Price	Value	2016	Life (years)	Exercise Price	Value
Total	197,500	2.31	$2.53	$—	180,000	1.59	$2.60	$—

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $1.26 per share as of the last business day of the period ended June 30, 2016.  As of June 30, 2016, the Company had unrecognized compensation expense of $11,182 related to unvested stock options.  These expenses will be recognized over approximately 1.75 years.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 101,250 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the nine months ended June 30, 2016. The stock granted during the nine months ended June 30, 2016 includes rights to receive a total of 13,498 shares, or at a holder’s election cash based on the fair market value of the shares, contingent on continued employment or service.  The fair value of the awards granted was approximately $153,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee’s service has not terminated prior to the end of such period under circumstances requiring forfeiture of the award pursuant to the terms of the grant. There were no shares of restricted stock forfeited during the three and nine months ended June 30, 2016.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $107,000 and $362,000 for three and nine months ended June 30, 2016, respectively, $81,000 of which was included in accrued expenses at the nine months then ended since the related shares had not yet been issued at June 30, 2016.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and nine months ended June 30, 2015 was approximately $163,000 and $543,000, respectively, of which $127,000 was included in accrued expenses at June 30, 2015.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2016 and 2015. As of June 30, 2016, there was approximately $420,000, representing approximately 252,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 2.02 years.

NOTE 6 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  Currently, the program allows for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2016.  From the program’s onset through June 30, 2016, the total number of shares repurchased by the Company is 2,183,704 with an average price paid per share of $3.57 and a total cost of treasury stock of $7,806,605.  The total number of shares that may yet be purchased under the program is 816,296. The Stock Repurchase Program authorizes purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision currently are limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. There were no repurchases of any kind under the program for the three and nine months ended June 30, 2016.  During the three and nine months ended June 30, 2015, private repurchase transactions were 0 and 250 shares, respectively, and there were no open market repurchase transactions.

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for				Long-Lived Asset As Of
	the Nine Months Ended June 30,				June 30,	September 30,
	2016		2015		2016	2015
Brazil	$6,008	(1)	$13,012	(1)	$—	$—
Zimbabwe	2,478	(1)	2,404		—	—
United States	1,847		1,510		135	123
South Africa	*		1,676		—	—
Cameroon	*		1,556		—	—
Malaysia	*		*		875	1,134
United Kingdom	*		*		97	120
Other	8,231		5,292		—	—
Total	$18,564		$25,450		$1,107	$1,377

*  Countries with less than 5 percent of total net revenues.

(1) Countries exceeding 10 percent of total net revenues.

At June 30, 2016 the Company had one customer whose accounts receivable balance was 64 percent of current assets.  At September 30, 2015 the Company had one customer whose accounts receivable balance was 46 percent of current assets.  No other single customer’s accounts receivable balance accounted for more than 10 percent of current assets as of June 30, 2016 or September 30, 2015.  There were three customers who each exceeded 10 percent of net revenues for the nine months ended June 30, 2016 and 2015.

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

As of June 30, 2016, the Company had U.S. federal and state net operating loss carryforwards of approximately $13,023,000 and $12,587,000, respectively, for income tax purposes expiring in years 2020 to 2027.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $61,938,000 as of June 30, 2016, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three and nine months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax expense at statutory rates	$273,000	$495,000	$1,064,000	$2,008,000
State income tax, net of federal benefits	46,000	79,000	165,000	319,000
Non-deductible expenses	1,000	1,000	4,000	3,000
Effect of AMT expense	(7,000)	(10,000)	20,000	81,000
Effect of change to state income tax rate	—	78,000	—	202,000
Effect of lower foreign income tax rates	(103,442)	(352,772)	(258,215)	(291,537)
Other	21,653	(5,328)	38,055	(59,688)
Income tax expense	$231,211	$284,900	$1,032,840	$2,261,775

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additional Information about the Proposed Transaction and Where You Can Find It

This report contains a discussion of a proposed merger transaction involving the Company and APP. FHC plans to file a definitive proxy statement with the SEC relating to a solicitation of proxies from its shareholders in connection with a special meeting of shareholders of FHC to be held for the purpose of voting on matters relating to the proposed merger transaction with APP.  BEFORE MAKING ANY VOTING DECISION WITH RESPECT TO THE PROPOSED TRANSACTION, FHC SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

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

General

The Female Health Company manufactures, markets and sells the FC2 Female Condom.  FC2 is the only currently available female-controlled product approved by the U.S. Food and Drug Administration (FDA) and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS. The Company’s first generation product was the FC1 Female Condom, a Class III medical device approved by FDA in 1993.  The Company’s second generation product, FC2, has been available globally since 2007, and in the U.S. since 2009 after it was approved by the FDA as a Class III medical device. To date, FHC has manufactured and sold approximately 539 million FC1 and FC2 Female Condoms.

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

Due to the pilot program’s success, the program was implemented in 2014 with 20 schools chosen to receive grants between $500 and $1,000 along with related education and training materials.  In 2015, 49 schools were chosen to receive an in kind donation of 300 units of FC2 along with related education and training materials. The program continued in spring 2016 with 25 schools chosen to participate.

In March 2016, the Company completed its evaluation of the potential for FC2 in consumer markets in the U.S.  Based on recent changes in the market, the Company’s board of directors approved increased consumer marketing activity in the U.S., subject to a review by the board of directors of a detailed marketing plan and budget for such marketing activity.    Recent changes in the U.S. market environment may represent an opportunity for the promotion of FC2 to consumers:

•	FC2 is now reimbursable under the Affordable Care Act and most health plans. FC2 was registered and now has a UPC code to support reimbursement.

•	The opportunity to obtain an electronic prescription for birth control products without a physician visit in certain states.
•	Increased public focus on preventing unwanted pregnancy and disease in young women.
•	The rise of social media in marketing to young women.
•	Increased online purchasing of condoms. It is estimated 33 percent of male condoms are purchased online.
•	As FC2 is non-hormonal it is a viable alternative for many U.S. women who have reported dissatisfaction with the side effects of hormonal birth control.

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

In the U.S., FC2 is sold to city and state public health clinics as well as not-for-profit organizations such as Planned Parenthood.  Municipal and state departments of health have been increasing access to FC2 within established condom programming. Chicago, Los Angeles, San Francisco, New York, and Washington, D.C. are all examples of cities with programs providing female and male condoms free of charge.  In New York City, as of June 30, 2016, FC2 has been distributed to 1,896 locations.

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

Between October 1, 2015 and June 30, 2016, training and education sessions outside of the U.S. were held in 7 countries, with an estimated 13,000 people participating in the sessions.

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

Patents and Trademarks

FC2 patents have been issued by the United States, Europe, Canada, Australia, South Africa, the People’s Republic of China,  Japan, Mexico, Brazil, India and the African Regional Intellectual Property Organization (ARIPO), which includes Botswana, Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia, and Zimbabwe.  Further, the European patent for FC2 has been validated in the following countries: Austria, Belgium, Bulgaria, Switzerland, Republic of Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Romania, Sweden, Slovenia, Slovakia, and Turkey.  The patents cover the key aspects of the FC2 manufacturing process and design.  The patents have expiration dates in 2023 and 2024.

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

Details of the quarterly unit sales for the last five fiscal years are listed below:

Period	2016	2015	2014	2013	2012
October 1 – December 31	15,380,240	12,154,570	11,832,666	17,114,630	15,166,217
January 1 – March 31	9,163,855	20,760,519	7,298,968	16,675,035	13,945,320
April 1 – June 30	10,749,860	14,413,032	13,693,652	12,583,460	15,198,960
July 1 - September 30		13,687,462	9,697,341	8,386,800	17,339,500
Total	35,293,955	61,015,583	42,522,627	54,759,925	61,649,997

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

The Company generated net revenues of $5,560,776 and net income of $570,258, or $0.02 per diluted share, for the three months ended June 30, 2016, compared to net revenues of $7,813,207 and net income of $1,170,974, or $0.04 per diluted share, for the three months ended June 30, 2015.

Net revenues decreased  $2,252,431 on a 25 percent decrease in unit sales for the three months ended June 30, 2016, compared with the same period last year.  The principal factor in the decrease is the period to period impact of the record tender shipments to Brazil in fiscal 2015.  The Company had record net revenues of $7,813,207 in the third quarter of fiscal year 2015 including net revenues of $3,056,625 from Brazil.  The FC2 average sales price per unit decreased 4.6 percent compared with the same period last year due to changes in sales mix and a unit price reduction for all major public sector purchases effective April 1, 2016.

Cost of sales decreased  $853,089 to $2,327,583 in the three months ended June 30, 2016 from $3,180,672 for the same period last year.  The reduction is due to lower unit sales, reduction of certain costs and the favorable impact of currency exchange rates.

Gross profit decreased  $1,399,342, or 30 percent, to $3,233,193 for the three months ended June 30, 2016 from $4,632,535 for the three months ended June 30, 2015.  Gross profit margin for the three months ended June 30, 2016 was 58 percent of net revenues versus 59 percent of net revenues for the same period last year.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased  $794,013, or 25 percent, to $2,384,674 for the three months ended June 30, 2016 from $3,178,687 in the prior year period.  The decrease is due to reduced payments due to our Brazilian distributor for marketing and management fees for the 2014 tender, no investment expenses for a study regarding a  potential FC2 consumer program in the U.S. and lower employee compensation expense.  These decreases were partially offset by increased investment expense for diversification, including expenses for the proposed merger transaction with APP.  These investment expenses with no current return related to the FC2 consumer study and diversification were $0 and $750,006 for the three months ended June 30, 2016, respectively, compared to $183,069 and $200,681 in the prior year period, respectively.

Operating income for the three months ended June 30, 2016 decreased $605,329, or 42 percent, to  $848,519 from operating income of $1,453,848 in the third quarter of fiscal year 2015.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the three months ended June 30, 2016 was $7,399,  an increase of $5,458 from the same period in fiscal year 2015, when interest and other expense, net, was $1,941.  The Company recorded a foreign currency transaction loss of $39,651 in the most recent quarter, compared with a foreign currency transaction gain of $3,967 for the same period last year.

Income tax expense for the three months ended June 30, 2016 was $231,211, a decrease of $53,689 from the same period in fiscal year 2015, when income tax expense was $284,900.

The Company's net income decreased  $600,716, or 51 percent, to $570,258 in the three months ended June 30, 2016 from net income of $1,170,974 in the same period of the prior year, as a result of the factors discussed above. Net income was 10 percent and 15 percent of net revenues for the three months ended June 30, 2016 and 2015, respectively.  The Company believes this reflects the volatility of the public sector business the Company often experiences rather than a change in basic demand.  The fact that the Company remained profitable despite a 29% decrease in net revenues and $750,006 in investment expenses with no current return reflects its capacity to adjust to market volatility.

NINE MONTHS ENDED JUNE 30, 2016 COMPARED TO NINE MONTHS ENDED JUNE 30, 2015

The Company generated net revenues of $18,564,236 and net income of $2,095,666, or $0.07 per diluted share, for the nine months ended June 30, 2016, compared to net revenues of $25,449,880 and net income of $3,643,465, or $0.13 per diluted share, for the nine months ended June 30, 2015.  Net revenues from Brazil were $6,008,489 and $13,011,750 for the nine months ended June 30, 2016 and 2015, respectively.

Net revenues decreased  $6,885,644 on a 25 percent decrease in unit sales for the nine months ended June 30, 2016, compared with the same period last year.  Effective April 1, 2016, the unit price was reduced for all major public sector purchases.  The FC2 average sales price per unit decreased 2.2 percent compared with the same period last year due to changes in sales mix and the public sector price adjustment noted in the previous sentence.

Cost of sales decreased  $3,520,254 to $7,083,311 in the nine months ended June 30, 2016 from $10,603,565 for the same period last year.  The reduction is due to lower unit sales, reduction of certain costs and the favorable impact of currency exchange rates.

Gross profit decreased  $3,365,390, or 23 percent, to $11,480,925 for the nine months ended June 30, 2016 from $14,846,315 for the nine months ended June 30, 2015.  Gross profit margin for the nine months ended June 30, 2016 was 62 percent of net revenues versus 58 percent of net revenues for the same period last year,  primarily due to the reduction of certain costs and the favorable impact of currency exchange rates on cost of sales.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.

Operating expenses decreased  $819,799 to $8,169,426 for the nine months ended June 30, 2016 from $8,989,225 in the prior year period.  The decrease was a result of a reduction in payments due to our Brazilian distributor for marketing and management fees for the 2014 tender and a reduction in employee compensation expense, partially offset by increased investment expenses for a study regarding a potential FC2 consumer program in the U.S. and for diversification, including expenses related to the proposed merger transaction with APP.  These investment expenses with no current return related to the FC2 consumer study and diversification were $308,800 and $1,556,652 for the nine months ended June 30, 2016, respectively, compared to $183,069 and $382,085 in the prior year period, respectively.

Operating income for the nine months ended June 30, 2016 decreased $2,545,591, or 43 percent, to  $3,311,499 from operating income of $5,857,090 in the nine months ended June 30, 2015.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the nine months ended June 30, 2016 was $54,551, an increase of $49,421 from the same period in fiscal year 2015, when interest and other expense, net, was $5,130.  The Company recorded a foreign currency transaction loss of $128,442 in the nine months ended June 30, 2016, compared with a foreign currency transaction gain of $53,280 for the same period last year.

Income tax expense for the nine months ended June 30, 2016 was $1,032,840,  a decrease of $1,228,935 from the same period in fiscal year 2015, when income tax expense was $2,261,775.    The effective tax rate was 33.0 percent and 38.3 percent for the nine months ended June 30, 2016 and 2015, respectively.  The reduction in the effective tax rate is due to the mix of tax jurisdictions in which the Company recognized income before income taxes.  The Company’s net operating loss (NOL) carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.  Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.  During the nine months ended June 30, 2016 the Company recorded income tax expense of $1,032,840, while due to the use of NOL carryforwards the Company made cash payments of $276,284 for income taxes, or 27 percent of income tax expense.  This resulted in a cash savings of $756,556.

The Company's net income decreased  $1,547,799, or 42 percent, to $2,095,666 in the nine months ended June 30, 2016 from net income of $3,643,465 in the same period of the prior year, as a result of the factors discussed above. Net income was 11 percent and 14 percent of net revenues for the nine months ended June 30, 2016 and 2015, respectively.

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

Liquidity and Sources of Capital

The Company's operations used cash of $0.9 million in the nine months ended June 30, 2016,  which included a negative impact of changes in operating assets and liabilities of $(4.5) million, compared with using cash of $3.0 million in the nine months ended June 30, 2015, which included a negative impact of changes in operating assets and liabilities of $(9.5) million.

Accounts receivable increased from $14.1 million at September 30, 2015 to $18.6 million at June 30, 2016.  The increase is a result of orders received under the awarded Brazil 2014 tender.  Semina’s accounts receivable balance represents 85 percent of the Company’s accounts receivable balance at June 30, 2016.  Semina normally pays upon payment from the Brazilian Government; however, due to economic issues in Brazil the government has been slower in paying vendors.  The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 245 days.  Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.

At June 30, 2016, the Company had working capital of $20.0 million and stockholders’ equity of $35.5 million compared to working capital of $16.2 million and stockholders’ equity of $32.4 million as of June 30, 2015.

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. If the Company needs additional cash, it may sell equity securities to raise additional capital and may borrow funds under its BMO Harris Bank credit facility.

On December 29, 2015, the Company terminated the Loan Agreement with Midland Bank and entered into the Credit Agreement with BMO Harris Bank.  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at June 30, 2016 or under the Loan Agreement at September 30, 2015.  Completion of the proposed merger transaction with APP will constitute an event of default under the Credit Agreement as a “change of control” as defined in the Credit Agreement and require a waiver of other covenants in the Credit Agreement.  As a result, the line of credit will not remain in place after the completion of the transaction, and any amounts outstanding will become due upon the completion of the transaction, unless BMO Harris Bank agrees to waive the change of control provision and other applicable provisions of the Credit Agreement in connection with the transaction.  Discussions are underway between the Company and BMO Harris Bank.

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

Item 6.  Exhibits

Exhibit

Number        Description

2.1	Agreement and Plan of Merger, dated as of April 5, 2016, among the Company, Badger Acquisition Sub, Inc., Blue Hen Acquisition, Inc. and Aspen Park Pharmaceuticals, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 18, 2016, among the Company, Badger Acquisition Sub, Inc., Blue Hen Acquisition, Inc. and Aspen Park Pharmaceuticals, Inc. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (4)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (5)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (6)

3.5	Amended and Restated By-Laws. (7)

4.1	Amended and Restated Articles of Incorporation (same as Exhibit 3.1).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.5).

10.1	Consent and Amendment to Credit Agreement, effective as of March 31, 2016, between the Company and BMO Harris Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (8)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Income, (3) the Unaudited Condensed Consolidated Statements of Cash Flows and (4) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2016.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2016

(3)	Incorporated herein by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on October 19, 1999.

(4)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 21, 2000.

(5)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 6, 2002.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013.

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

DATE: July 28, 2016

/s/ O.B. Parrish

O.B. Parrish,  Chairman and

Chief Executive Officer

DATE: July 28, 2016

/s/ Michele Greco

Michele Greco, Executive Vice President

and Chief Financial Officer