Form 10-Q
period 2016-12-31
FEMALE HEALTH CO
filed 2017-02-09
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13602

The Female Health Company

(Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State of Incorporation)	(I.R.S. Employer Identification No.)

4400 Biscayne Boulevard, Suite 888 Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

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

As of February 8, 2017, the registrant had 31,338,249 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's ability to secure adequate capital to fund product development, working capital requirements, advertising and promotional expenditures and strategic initiatives; factors related to increased competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its products in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company’s reliance on its major customers and risks relating to delays in payment of accounts receivable by major customers; the Company's ability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; product demand and market acceptance; risks related to the development of the Company's product portfolio, including clinical trials, regulatory approvals and time and cost to bring to market; many of the Company's products are at an early stage of development and the Company may fail to successfully commercialize such products; risks related to intellectual property, including licensing risks; government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts, process errors, politics or other pressures, and the risk that government tenders and contracts may be subject to cancellation, delay or restructuring; a governmental tender award indicates acceptance of the bidder's price rather than an order or guarantee of the purchase of any minimum number of units, and as a result government ministries or other public sector customers may order and purchase fewer units than the full maximum tender amount; the Company’s ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives; the Company’s ability to successfully integrate acquired businesses, technologies or products. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10-K for the year ended September 30, 2016. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
ASSETS
Current Assets:
Cash	$3,485,424	$2,385,082
Accounts receivable, net	8,390,949	10,775,200
Income tax receivable	2,196	2,387
Inventory, net	2,522,281	2,492,644
Prepaid expenses and other current assets	720,944	634,588
TOTAL CURRENT ASSETS	15,121,794	16,289,901

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,168,759	4,625,472
Leasehold improvements	292,804	323,147
Less accumulated depreciation and amortization	(3,663,316)	(4,123,532)
Plant and equipment, net	798,247	825,087

Other trade receivables	7,837,500	7,837,500
Other assets	178,579	189,219
Deferred income taxes	8,872,764	13,482,000
Intangible assets, net	20,873,271	—
Goodwill	6,878,932	—
TOTAL ASSETS	$60,561,087	$38,623,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,266,122	$701,035
Accrued expenses and other current liabilities	3,046,439	2,380,571
Accrued compensation	61,182	264,871
TOTAL CURRENT LIABILITIES	4,373,743	3,346,477

LONG-TERM LIABILITIES
Other liabilities	1,233,750	1,233,750
Deferred rent	22,424	—
Deferred income taxes	1,709,260	110,069
TOTAL LIABILITIES	7,339,177	4,690,296

Series 4 Preferred Stock	17,981,883	—
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	335,220	312,740
Additional paid-in-capital	72,310,327	69,660,010
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(29,017,396)	(27,651,215)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	35,240,027	33,933,411
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,561,087	$38,623,707

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2016	2015

Net revenues	$3,243,599	$8,230,659

Cost of sales	1,591,315	2,828,322

Gross profit	1,652,284	5,402,337

Operating expenses	3,526,974	3,009,782

Operating (loss) income	(1,874,690)	2,392,555

Non-operating expense:
Interest and other expense, net	(9,621)	(27,795)
Foreign currency transaction loss	(11,939)	(44,944)
Total non-operating expense	(21,560)	(72,739)

(Loss) income before income taxes	(1,896,250)	2,319,816

Income tax (benefit) expense	(530,069)	829,453

Net (loss) income	$(1,366,181)	$1,490,363

Net (loss) income per basic common share outstanding	$(0.04)	$0.05

Basic weighted average common shares outstanding	30,976,140	28,633,372

Net (loss) income per diluted common share outstanding	$(0.04)	$0.05

Diluted weighted average common shares outstanding	30,976,140	28,993,943

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2016	$—	31,273,954	$312,740	$69,660,010	$(581,519)	$(27,651,215)	$(7,806,605)	$33,933,411

Share-based compensation	—	247,999	2,480	301,290	—	—	—	303,770
Issuance of 2,000,000 shares of common stock in connection with the APP Merger.	—	2,000,000	20,000	1,806,097	—	—	—	1,826,097
Issuance of 2,585,379 warrants in connection with the APP Merger.	—	—	—	542,930	—	—	—	542,930
Net loss	—	—	—	—	—	(1,366,181)	—	(1,366,181)
Balance at December 31, 2016	$—	33,521,953	$335,220	$72,310,327	$(581,519)	$(29,017,396)	$(7,806,605)	$35,240,027

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2016	2015

OPERATING ACTIVITIES
Net (loss) income	$(1,366,181)	$1,490,363
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	89,284	114,406
Amortization of intangible assets	26,729	—
Share-based compensation	317,311	123,344
Warrants issued	542,930	—
Deferred income taxes	(591,573)	746,452
Loss on disposal of fixed assets	4,469	111
Changes in current assets and liabilities, net of effects of acquisition of a business:
Decrease (increase) in accounts receivable	2,391,226	(3,596,429)
Decrease (increase) in income tax receivable	191	(5,944)
Decrease in inventory	111,404	183,063
(Increase) decrease in prepaid expenses and other assets	(75,378)	291,795
(Decrease) increase in accounts payable	(522,125)	71,038
Increase in accrued expenses and other current liabilities	237,678	150,570
Net cash provided by (used in) operating activities	1,165,965	(431,231)

INVESTING ACTIVITIES
Capital expenditures	(65,623)	(2,942)
Net cash used in investing activities	(65,623)	(2,942)

Net increase (decrease) in cash	1,100,342	(434,173)
Cash at beginning of period	2,385,082	4,105,814

CASH AT END OF PERIOD	$3,485,424	$3,671,641

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes paid	$112,695	$69,856
Schedule of noncash financing and investing activities:
Issuance of common stock in connection with the APP Merger	$1,826,097	—
Issuance of Series 4 Preferred Stock in connection with the APP Merger	$17,981,883	—
Reduction of accrued expense upon issuance of shares	$22,176	—

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

Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2016.

Principles of Consolidation and Nature of Operations

The Female Health Company is a pharmaceutical and medical device company, with an initial focus on the development and commercialization of pharmaceuticals for men’s and women’s health and oncology that qualify for the U.S. Food and Drug Administration's (FDA) 505(b)(2) accelerated regulatory approval pathway as well as the 505 (b)(1) pathway.  The Company also has a Consumer Health and Medical Devices Division and Global Public Health Sector Division.  The Company does business as both "Veru Healthcare" and "The Female Health Company."

The consolidated financial statements include the accounts of The Female Health Company (FHC or the Company) and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiaries, The Female Health Company (UK) plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the merger transaction with APP (the APP Merger) (see Note 3, APP Merger Transaction), the Company had been a single product company engaged in the marketing, manufacturing and distributing a consumer health care product, the FC2 female condom (FC2).  The Female Health Company Limited, is the holding company of The Female Health Company (UK) plc, which is located in a 6,400 sq. ft. leased office facility located in London, England (collectively the U.K. subsidiary). The Female Health Company (M) SDN.BHD leases a 45,800 sq. ft. manufacturing facility located in Selangor D.E., Malaysia (the Malaysia subsidiary).  The Company headquarters is located in Miami, Florida in a 2,600 sq. ft. leased office facility.

The Company is organized as follows:

•	Veru Healthcare manages:
o	The Pharmaceuticals Division, which develops and commercializes pharmaceutical products for men's and women's health and oncology.
o

The Consumer Health and Medical Devices Division, which is focused on commercializing sexual healthcare products and devices for the consumer market, including the Company’s FC2 Female Condom® (FC2), as well as PREBOOST® (benzocaine 4%) medicated individual wipes which is a male genital desensitizing drug product that helps in the prevention of premature ejaculation.  The Affordable Care Act mandates coverage of the female condom by prescription and FC2 is the only female condom approved for the U.S. market.  Likewise, 28 States prior to the Affordable Care Act already had State laws in place that require some form of coverage for female contraception.

•

The Female Health Company manages the Global Public Health Sector Division, which is focused on FC2 in the global public health sector business.  This division markets FC2 to public health entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 144 countries. It is marketed to consumers through distributors, public health programs and retailers in 16 countries.

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the most recent order of 15 million units under the Brazil tender, the Company has agreed to up to 360 day credit terms with our distributor in Brazil subject to earlier payment upon receipt of payment by the distributor from the Brazilian Government.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 385 days. Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.  The balance in the allowance for doubtful accounts was $38,000  at both December 31, 2016 and September 30, 2016.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $127,782 and $134,443 at December 31, 2016 and September 30, 2016, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of $11,939 for the three months ended December 31, 2016, compared to a loss of  $44,944 for the three months ended December 31, 2015.  The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting which requires the recognition of tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the business combination date. The Company allocates any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company's operating results from the date of acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to acquired in-process research and development projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment on an annual basis or more frequently if the Company becomes aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. The Company has not recorded an impairment of goodwill or in-process research and development since inception.

Intangible assets with finite useful lives are amortized over their estimated useful lives, either on a straight-line basis or over the projected related revenue stream.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company has not recorded an impairment of long-lived assets since inception.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

Series 4 Preferred Stock

The Company issued 546,756 shares of Class A Convertible Preferred Stock – Series 4 (the Series 4 Preferred Stock) in connection with the completion of the APP Merger on October 31, 2016. The Series 4 Preferred Stock is classified as temporary equity in the balance sheet due to the requirement that the Company redeem the Series 4 Preferred Stock for cash upon certain events, including liquidation or sale of the Company or the 20th anniversary of the date of issuance of the Series 4 Preferred Stock. The carrying values of the Series 4 Preferred Stock were not adjusted to the cash redemption price of such shares because it is not considered probable that the shares will be redeemed for cash. The outstanding shares of Series 4 Preferred Stock will be automatically converted into shares of the Company’s common stock upon receipt of the shareholder approvals described in Note 3,  APP Merger Transaction.

Recently Issued Accounting Pronouncement

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as non-current in the consolidated balance sheet.  Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position.  ASU 2015-17 will be effective for the Company beginning on October 1, 2017.  Early adoption of the standard is permitted, and the Company adopted this standard during the current reporting period and applied it to all periods presented.  Adoption of this standard resulted in presenting current and prior period deferred tax assets and liabilities as non-current and net of one another on the balance sheet.  These non-current deferred tax assets and liabilities are netted by tax jurisdiction.  Current deferred tax assets totaling $2,025,000 at September 30, 2016 were reclassified to non-current and presented net with non-current deferred tax liabilities.

NOTE 2 – (Loss) Income per Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, and unvested shares granted to employees and directors.

	Three Months Ended
	December 31,
Denominator	2016	2015
Weighted average common shares outstanding - basic	30,976,140	28,633,372
Net effect of dilutive securities:
Options	—	17,043
Unvested restricted shares	—	343,528
Total net effect of dilutive securities	—	360,571
Weighted average common shares outstanding - diluted	30,976,140	28,993,943
(Loss) income per common share – basic	$(0.04)	$0.05
(Loss) income per common share – diluted	$(0.04)	$0.05

Options to purchase 297,500 shares of common stock, warrants to purchase 2,585,379 shares of common stock, and 207,500 unvested restricted shares that were outstanding during the three months ended December 31, 2016 were not included in the computation of diluted net loss per share because their effect was anti-dilutive.  Series 4 Preferred Stock is convertible into common stock; however, there are not sufficient common shares for conversion and therefore the Series 4 Preferred Stock is not included in the calculation.  Options to purchase approximately 90,000 shares of common stock at an exercise price of $3.92 that were outstanding during the three months ended December 31, 2015 were not included in the computation of diluted net income per share because their effect was anti-dilutive.    All other outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three months ended December 31, 2015.

Note 3 – APP Merger Transaction

On October 31, 2016, as part of the Company's strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed a merger transaction (the APP Merger) with APP. APP is a company focused on the development and commercialization of pharmaceutical and consumer health products for men's and women's health and oncology. For men, product and product candidates are in the areas of benign prostatic hyperplasia, male infertility, amelioration of side effects of hormonal prostate cancer therapies, gout, sexual dysfunction, and prostate cancer.  For women, product candidates are for advanced breast and ovarian cancers and for female sexual health.

The merger transaction with APP, a Delaware corporation, was pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2016, (the Amended Merger Agreement), among the Company, APP, and the Company’s wholly owned subsidiary Blue Hen Acquisition, Inc. (APP Merger Sub). Pursuant to the Amended Merger Agreement, on October 31, 2016, APP became a wholly-owned subsidiary of FHC through the merger of APP Merger Sub with and into APP with APP continuing as the surviving corporation. Consummation of the APP Merger did not require the current approval of FHC’s shareholders.

Under the terms of the Amended Merger Agreement, pursuant to the APP Merger, the outstanding shares of APP common stock and preferred stock were converted into the right to receive in the aggregate 2,000,000 shares of the Company’s common stock and 546,756 shares of Series 4 Preferred Stock.

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

•	The Series 4 Preferred Stock participates in dividends paid to holders of the Company's common stock on an as converted basis.
•	The Series 4 Preferred Stock has one vote per share and will generally vote with the Company's common stock on a one share to one share basis.

Each of Harry Fisch, M.D., Karen Fisch, K&H Fisch Family Partners, LLC and Mitchell Steiner, M.D., has entered into an Amended and Restated Lock-Up Agreement (the Lock-Up Agreements) with FHC which generally prohibits each such holder from transferring 75% of the shares of the Company’s common stock and Series 4 Preferred Stock the holder is entitled to receive in the APP Merger for a period of 18 months following the closing of the APP Merger.

The shares of the Company’s common stock and Series 4 Preferred Stock that are subject to the Lock-Up Agreements will be held in escrow for a period of one-year after the closing of the APP Merger as the sole remedy for APP’s indemnification obligations set forth in the Amended Merger Agreement pursuant to the terms of an Escrow Agreement. Seventy-five percent of the shares held in escrow are eligible for release from escrow six months after the closing of the APP Merger, although any shares released from escrow will remain subject to the Lock-Up Agreements until the end of their term.

In connection with the APP Merger, FHC entered into a Registration Rights Agreement (the RRA) with the former APP stockholders granting them certain “Demand” and “Piggyback” registration rights for a period of up to 5 years. The Company will pay for the expenses of registration and related costs but not the selling expenses related thereto. FHC is only required to use its best efforts and in the event the registration does not occur, the Company is not required to pay any compensation to the former APP stockholders. The Company has evaluated the RAA under ASC 825-20, Registration Payment Arrangements, and determined accounting recognition is not required.

The allocation of acquisition consideration for APP is based on estimates, assumptions, valuations and other studies which have not yet been finalized in order to make a definitive allocation.

A summary of the total purchase consideration on October 31, 2016 is as follows:

Common stock	$1,826,097
Series 4 Preferred Stock	17,981,883
Total purchase consideration	$19,807,980

The total estimated purchase price of approximately $19,807,980 is based on the issuance to the APP stockholders of a total of 2,000,000 shares of the Company’s common stock and 546,756 shares of Series 4 Preferred Stock.  The common stock issued was valued based on the share price of the Company’s common stock on October 31, 2016 less an 8 percent discount on the shares subject to the Lock-Up Agreements, due to the lack of liquidity since the shares are not freely tradeable for a set time period.  The Series 4 Preferred Stock were valued using an as-converted basis based on the share price of the Company’s common stock on October 31, 2016 less a 12 percent discount since the shares are not registered and inherently difficult to sell prior to the conversion to common stock.  A 5 percent discount was also applied in the valuation due to the probability that the Series 4 Preferred Stock will never be converted to common stock.  After giving effect to the conversion of the Series 4 Preferred Stock to common stock, which is wholly dependent upon future shareholder approval, the former APP stockholders will own 23,870,240 shares of the Company’s common stock in total, constituting approximately 45% of the outstanding shares of the Company’s common stock as of October 31, 2016.

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the acquisition date.

The Company incurred $826,370 in acquisition-related costs which were recorded within operating expenses for the three months ended December 31, 2016 compared to $15,245 for the three months ended December 31, 2015.

The following table summarizes the fair value of assets acquired and liabilities assumed on October 31, 2016:

Recognized amounts of identifiable assets acquired:
Cash	$43,118
Inventory	141,041
Prepaid expenses and other	7,314
Equipment, furniture, and fixtures	1,290
Intangible assets:
In-process research and development	18,000,000
Developed technology - PREBOOST®	2,400,000
Covenants not-to-compete	500,000
Total intangible assets	20,900,000
21,092,763
Recognized amounts of identifiable liabilities assumed:
Accounts payable	(1,087,212)
Accrued expenses	(276,503)
Deferred tax liabilities	(6,800,000)
(8,163,715)
Total identifiable net assets acquired	12,929,048
Goodwill	6,878,932
$19,807,980

APP has a developed technology in PREBOOST®. In-process research and development represents incomplete research and development projects at APP. The fair value of the developed technology and in-process research and development were determined using the income approach, which was prepared based on forecasts by management.

Purchase price in excess of assets acquired and liabilities assumed is recorded as goodwill.  Goodwill is not deductible for tax purposes.

Pro Forma Financial Information

The amounts of pro forma, unaudited net revenues and net income (loss) of the combined entity had the acquisition date been October 1, 2015 are as follows:

Period	Net revenues	Net income (loss)
October 1, 2015 - December 31, 2015	$8,233,543	$1,240,860
October 1, 2016 - December 31, 2016	$3,244,743	$(1,933,536)

In connection with the APP Merger, two complaints have been filed against the Company and its directors alleging breach of fiduciary duty and/or wasting of corporate assets. The Company intends to vigorously defend these lawsuits.

NOTE 4 - Inventory

Inventory consists of the following components at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
FC2
Raw material	$482,454	$670,802
Work in process	52,656	—
Finished goods	1,855,305	1,834,958
Inventory, gross	2,390,415	2,505,760
Less: inventory reserves	(9,175)	(13,116)
FC2, net	2,381,240	2,492,644
PREBOOST®
Finished goods	141,041	—
Inventory, net	$2,522,281	$2,492,644

NOTE 5 – Line of Credit

On December 29, 2015, the Company entered into a Credit Agreement (the Credit Agreement) with BMO Harris Bank N.A. (BMO Harris Bank).  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited and all of the outstanding shares of APP.  In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.

The completion of the APP Merger (see Note 3,  APP Merger Transaction) resulted in a default in FHC's compliance with certain covenants in the Credit Agreement and constituted an "event of default" under the Credit Agreement.

On November 28, 2016, FHC, Badger Acquisition Sub, Inc., wholly owned subsidiary of FHC, APP and BMO Harris Bank entered into a Third Amendment to the Credit Agreement (the Amendment).  Pursuant to the Amendment, BMO Harris Bank waived the defaults in FHC's compliance with the covenants in the Credit Agreement as a result of the completion of the merger transaction with APP and APP became a co-borrower under the Credit Agreement.  As a result, the revolving line of credit remains in effect under the terms of the Credit Agreement until the end of its term on December 29, 2017.

No amounts were outstanding under the Credit Agreement at either December 31, 2016 or September 30, 2016.

NOTE 6 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of December 31, 2016, a total of 1,824,802 shares had been granted under the plan and not forfeited or are subject to outstanding commitments to issue shares under the plan,  of which 297,500 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

The Company granted 190,000 options at an exercise price of $0.95 to an outside director and an employee under the 2008 Stock Incentive Plan during the three months ended December 31, 2016.  Options issued under this plan expire in 10 years with vesting over a one-year period from the grant date.  The Company did not grant any options during the three months ended December 31, 2015.  Based on the Company’s history of prior forfeitures and future expectations it was determined that there would be no forfeiture rate used.

Compensation expense is recognized only for share-based payments expected to vest. Stock compensation expense related to options was approximately $15,936 for the three months ended December 31, 2016.  No stock compensation expense related to options was recognized for the three months ended December 31, 2015.

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2016:

Three months ended
December 31, 2016
Weighted Average Assumptions:
Expected Volatility	43.76%
Expected Dividend Yield	0.00%
Risk-free Interest Rate	1.62%
Expected Term (in years)	6
Fair Value of Options Granted	$ 0.41

During the three months ended December 31, 2016, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

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

There were 90,000 stock options granted under the 1997 Stock Option Plan that expired during the three months ended December 31, 2016.  The 1997 Stock Option Plan expired on December 31, 2006, and no more options are outstanding under the plan.

No stock options were exercised during the three months ended December 31, 2016 or 2015.

The following table summarizes the stock options outstanding and exercisable at December 31, 2016:

	Options	Weighted			Options	Weighted
	Outstanding	Average	Weighted	Aggregate	Exercisable	Average	Weighted	Aggregate
	at December	Remaining	Average	Intrinsic	at December	Remaining	Average	Intrinsic
	31, 2016	Life (years)	Exercise Price	Value	31, 2016	Life (years)	Exercise Price	Value
Total	297,500	7.56	$1.90	$—	90,000	2.42	$3.92	$—

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $0.91 per share as of the last business day of the period ended December 31, 2016.  As of December 31, 2016, the Company had unrecognized compensation expense of $71,506 related to unvested stock options.  These expenses will be recognized over approximately 1.25 years.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 190,000 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the three months ended December 31, 2016. The fair value of the awards granted was approximately $181,000. All such shares of restricted stock vest and all such shares must be issued pursuant to the vesting period noted, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance. There were no shares of restricted stock forfeited during the three months ended December 31, 2016.

On October 31, 2016, vesting was accelerated in connection with the closing of the APP Merger as to 152,717 restricted shares and the right to receive 68,832 shares, or at the holder’s election cash based on the fair market value of the shares, held by employees and directors.  Holders elected to receive 42,332 shares in common stock and the value of 26,500 shares in cash based on the stock price at the time of vesting of $0.95 per share.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $255,000 and  $123,000 for the three months ended December 31, 2016 and 2015, respectively, $0 and $26,000 of which was included in accrued expenses at the three months then ended since the related shares had not yet been issued at December 31, 2016 and 2015, respectively.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015. As of December 31, 2016, there was approximately $170,000, representing approximately 169,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 0.86 years.

Common Stock Purchase Warrants

In connection with the closing of the APP Merger, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the Financial Advisor Warrant).  The Financial Advisor Warrant has a five-year term, a cashless exercise feature and a strike price equal to $1.93 per share, the average price of the Company's common stock for the ten-day period preceding the original announcement of the APP Merger on April 6, 2016. The fair value of the Financial Advisor Warrant is based on the closing price of the Company's common stock on October 31, 2016 of $0.95. The fair value of the Financial Advisor Warrant of $542,930 was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 47.2 percent, risk-free interest rate of 1.31 percent, expected life of five years, and no dividend yield. The Financial Advisor Warrant vested upon issuance. Half of the shares subject to the Financial Advisor Warrant, or 1,292,690 shares, are locked-up for  a period of 18 months from the issuance date. The Financial Advisor Warrant is recorded as a component of additional paid-in-capital and the Financial Advisor Warrant expense is included in selling, general and administrative expenses.

At December 31, 2016, the warrant details were as follows:

Warrants Outstanding	2,585,379
Warrants Exercisable	1,292,690
Exercise Price	$ 1.93
Weighted Average Remaining Life	4.83
Weighted Average Exercise Price	$ 1.93

Restricted Stock Units

In connection with the closing of the APP Merger, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vest on October 31, 2018. The restricted stock units will be settled in the Company’s common stock if, prior to the vesting date, the Company receives shareholder approval under NASDAQ Rule 5635(c) to increase the number of authorized shares under the 2008 Stock Incentive Plan sufficient to issue such shares or adopt a new plan under which such shares would be issued. If approval is not received by the vesting date, such awards will be settled in cash based on the fair market value of the Company’s common stock on the vesting date. The restricted stock units will be revalued monthly using the Company’s current stock price on the last business day of the month during the vesting period of two years.  Stock compensation expense related to the restricted stock units was approximately $15,000 for the three months ended December 31, 2016 and is recorded as a component of accrued expenses and other current liabilities.  The fair value of the restricted stock units is approximately $173,000 as of December 31, 2016.

Stock Appreciation Rights

In connection with the closing of the APP Merger, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vest on October 31, 2018. The stock appreciations rights have a ten-year term.  Exercise price per share was $0.95, which was the closing price of a share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Merger. The stock appreciation rights will be settled in the Company’s common stock if, prior to the vesting date, the Company receives shareholder approval under NASDAQ Rule 5635(c) to increase the number of authorized shares under the 2008 Stock Incentive Plan sufficient to issue such shares or adopt a new plan under which such shares would be issued.  If approval is not received by the exercise date, such awards will be settled in cash based on the fair market value of the Company’s common stock on the exercise date. The stock appreciation rights will be measured using the option-pricing model (Black-Scholes) to estimate the fair value.  The fair value will be updated monthly based on current information over the vesting period of two years.  Stock compensation expense related to the stock appreciation rights was approximately $7,000 for the three months ended December 31, 2016 and is recorded as a component of accrued expenses and other current liabilities.  The fair value of the stock appreciation rights is approximately $82,000 as of December 31, 2016.

NOTE 7 - Stock Repurchase Program

The Company’s Stock Repurchase Program was announced on January 17, 2007.  At initiation, the program’s terms specified that up to 1,000,000 shares of its common stock could be purchased during the subsequent twelve months. Subsequently, the Board has amended the program a number of times to both extend its term and increase the maximum number of shares which could be repurchased.  The program allowed for a maximum repurchase of up to 3,000,000 shares through the period ending December 31, 2016.  The Company did not extend the Stock Repurchase Program, and as a result it terminated as of December 31, 2016.  From the program’s onset through December 31, 2016, the total number of shares repurchased by the Company was 2,183,704 with an average price paid per share of $3.57 and a total cost of treasury stock of $7,806,605.   The Stock Repurchase Program authorized purchases in privately negotiated transactions as well as in the open market.  In October 2008, the Company's Board of Directors authorized repurchases in private transactions under the Stock Repurchase Program of shares issued under the Company's equity compensation plans to directors, employees and other service providers at the market price on the effective date of the repurchase request. Total repurchases under this provision were limited to an aggregate of 450,000 shares per calendar year and to a maximum of 50,000 shares annually per individual. There were no repurchases of any kind under the program for the three months ended December 31, 2016 or 2015.

NOTE 8 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for					Long-Lived Asset As Of
	the Three Months Ended December 31,					December 31,	September 30,
	2016		2015			2016	2016
Cameroon	$891	(1)	$	*		$—	$—
South Africa	636	(1)		*		—	—
Zimbabwe	516	(1)		826	(1)	—	—
Brazil	*			4,755	(1)	—	—
United States	358	(1)		815		35,767	7,963
Malaysia	*			*		715	796
United Kingdom	*			*		85	93
Other	843			1,835		—	—
Total	$3,244			$8,231		$36,567	$8,852

*  Countries with less than 5 percent of total net revenues.

(1) Countries exceeding 10 percent of total net revenues.

At December 31, 2016 the Company had one customer whose current accounts receivable balance represented 35 percent of current assets.  At September 30, 2016 the Company had one customer whose current accounts receivable balance represented 49 percent of current assets.  No other single customer’s current accounts receivable balance accounted for more than 10 percent of current assets as of December 31, 2016 or September 30, 2016.  There was one customer whose accounts receivable and other long-term receivables balance represented 81 percent and 85 percent of accounts receivable and other long-term receivables at December 31, 2016 and September 30, 2016, respectively. There were three customers who each exceeded 10 percent of net revenues for the three months ended December 31, 2016 and 2015.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to our estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecast of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.  These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business.  It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  Since fiscal year 2006, the Company has consistently generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income.  In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for each tax jurisdiction.

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of approximately $11,705,000 and $11,425,000, respectively, for income tax purposes expiring in years 2021 to 2034.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $60,863,000 as of December 31, 2016, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  With the demand for and profitability of FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.  The Company’s net operating loss carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Three Months Ended
	December 31,
	2016	2015
Income tax (benefit) expense at statutory rates	$(645,000)	$789,000
State income tax (benefit) expense, net of federal benefits	(96,000)	119,000
Non-deductible business acquisition expenses	111,000	—
Non-deductible expenses - other	1,000	2,000
Effect of AMT expense	—	30,000
Effect of lower foreign income tax rates	81,736	(107,125)
Other	17,195	(3,422)
Income tax (benefit) expense	$(530,069)	$829,453

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
Deferred Tax Assets	2016	2016
Federal net operating loss carryforwards	$4,434,601	$2,756,000
State net operating loss carryforwards	441,728	400,000
AMT credit carryforward	489,000	489,000
Foreign net operating loss carryforwards – U.K.	11,058,764	10,955,000
Foreign capital allowance – U.K.	112,000	112,000
Other, net - Malaysia	9,850	9,850
Restricted stock – U.K.	1,000	1,000
Share-based compensation	51,304	101,000
Warrants	212,367	—
Deemed dividend - Malaysia	942,000	942,000
Other, net - U.S.	(21,800)	25,000
Gross deferred tax assets	17,730,814	15,790,850
Valuation allowance for deferred tax assets	(2,299,000)	(2,299,000)
Net deferred tax assets	15,431,814	13,491,850
Deferred Tax Liabilities:
Intangible assets	(8,157,200)	—
Foreign capital allowance – Malaysia	(111,110)	(119,919)
Gross deferred tax liabilities	(8,268,310)	(119,919)
Net deferred tax assets	$7,163,504	$13,371,931

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	December 31,	September 30,
	2016	2015
Long term deferred assets	$8,872,764	$13,482,000
Long term deferred liabilities	(1,709,260)	(110,069)
Total	$7,163,504	$13,371,931

Note 11 – Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill is as follows:

Balance at September 30, 2016	$—
Goodwill arising from APP Merger	6,878,932
Balance at December 31, 2016	$6,878,932

 Intangible assets

The gross carrying amounts and net book value of intangible assets are as follows at December 31, 2016:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$14,824	$2,385,176
Covenants not-to-compete	500,000	11,905	488,095
Total intangible assets with finite lives	2,900,000	26,729	2,873,271
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$26,729	$20,873,271

Intangible assets are carried at cost less accumulated amortization. Amortization is over the projected related revenue stream for the PREBOOST® developed technology over the next 10 years and 7 years for the covenants not-to-compete,  and the amortization expense is recorded in operating expenses.

Amortization expense was $26,729 for the three months ended December 31, 2016 and $0 for the three months ended December 31, 2015. Based on finite-lived intangible assets recorded as of December 31, 2016, the estimated future amortization expense is as follows:

Estimated
Year Ending September 30,	Amortization Expense
2017	$120,280
2018	275,262
2019	309,234
2020	316,368
2021	323,706
Thereafter	1,528,421
Total	$2,873,271

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Female Health Company is a pharmaceutical and medical device company, with an initial focus on the development and commercialization of pharmaceuticals for men’s and women’s health and oncology that qualify for the U.S. Food and Drug Administration's (FDA) 505(b)(2) accelerated regulatory approval pathway as well as the 505 (b)(1) pathway.  The Company also has a Consumer Health and Medical Devices Division and Global Public Health Sector Division.  The Company does business as both "Veru Healthcare" and "The Female Health Company."  The Company is organized as follows:

•	Veru Healthcare manages:
o	The Pharmaceuticals Division, which develops and commercializes pharmaceutical products for men's and women's health and oncology.
o

The Consumer Health and Medical Devices Division, which is focused on commercializing sexual healthcare products and devices for the consumer market, including the Company’s FC2, as well as PREBOOST® (benzocaine 4%) medicated individual wipes which is a male genital desensitizing drug product that helps in the prevention of premature ejaculation.    In the United States, FC2 is available by prescription which is required in order to obtain reimbursement.  The Affordable Care Act mandates coverage of the female condom by prescription and FC2 is the only female condom approved for the U.S. market.  Likewise, 28 States prior to the Affordable Care Act already had State laws in place that require some form of coverage for female contraception.

•

The Female Health Company manages the Global Public Health Sector Division, which is focused on FC2 in the global public health sector business.  This division markets FC2 to public health entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

On October 31, 2016, as part of the Company's strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed a merger transaction (the APP Merger) with Aspen Park Pharmaceuticals, Inc. (APP). APP is a company focused on the development and commercialization of pharmaceutical and consumer health products for men's and women's health and oncology. For men, product and product candidates are in the areas of benign prostatic hyperplasia, male infertility, amelioration of side effects of hormonal prostate cancer therapies, gout, sexual dysfunction, and prostate cancer.  For women, product candidates are for advanced breast and ovarian cancers and for female sexual health.  APP was originally formed on June 9, 2014, has not had significant revenues and has incurred losses since inception.

On August 12, 2016, the FDA agreed that the Company's Tamsulosin DRS product, a proprietary medication for the treatment of benign prostatic hyperplasia (BPH), a $3.5 billion market, qualifies for the accelerated 505(b)(2) regulatory approval pathway and with APP's plans to conduct a single bioequivalence study to support the filing of a new drug application (NDA).  The Company plans to initiate bioequivalence clinical study by the first quarter of 2017, submit an NDA for Tamsulosin DRS in 2017 and, if approved, launch the product in early 2018.

On October 31, 2016, the Company completed an interim analysis of the double-blind, randomized placebo controlled clinical trial of its novel PREBOOST® product.  The Company announced the launch of PREBOOST® in the United States on January 9, 2017.

The Company accepted an invitation from the FDA to present at the meeting of the Bone, Reproductive and Urologic Drugs (BRUD) Advisory Committee on December 6, 2016.  The Company presented an overview of its drug candidate for male infertility, MSS-722. The FDA uses advisory committees to obtain independent expert advice on scientific, technical and policy matters. At the meeting, the committee discussed appropriate clinical trial design features, including acceptable endpoints for demonstrating clinical benefit, for drugs intended to treat secondary hypogonadism (low testosterone levels) while preserving or improving testicular function, including spermatogenesis. At the meeting, the FDA Advisory Committee provided guidance for clinical trial design and endpoints. The committee agreed with the intended patient population to treat, recommended a short-term study, and supported the use of improvement of semen quality for such clinical endpoints as avoidance of aggressive assisted reproductive procedures such as in vitro fertilization or pregnancy. Based on this advice, the Company plans to file an investigational new drug application (IND) in 2017 and advance MSS-722 into Phase 2 clinical trial in men with testicular dysfunction [severe oligospermia (low sperm count) and secondary hypogonadism] as a cause of male factor infertility.

Prior to the completion of the APP Merger, the Company had been a single product company, focused on manufacturing, marketing and selling the Female Condom (FC2).  FC2 is the only currently available female-controlled product approved for market by the FDA and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS and the Zika virus.  Nearly all of the Company’s net revenues for the three months ended December 31, 2016 were derived from sales of FC2.

FC2’s primary use is for disease prevention and family planning, and the public health sector is the Company’s main market for FC2. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

FC2 has a relatively small customer base, with a limited number of customers who generally purchase in large quantities. Over the past few years, major customers have included large global agencies, such as the United Nations Population Fund (UNFPA) and the United States Agency for International Development (USAID).  Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations.

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

In October 2014, the Company announced that Semina Indústria e Comércio Ltda (Semina), the Company’s distributor in Brazil, was awarded an exclusive contract under a public tender.  The contract was valid through August 20, 2015, allowing the Brazil Ministry of Health to place orders against this tender at its discretion.  Through the end of the contract, the Company received orders for 40 million units of FC2 in fulfillment of the tender, 9 million of which were shipped during the three months ended December 31, 2015.

Details of the quarterly unit sales of FC2 for the last five fiscal years are listed below:

Period	2017	2016	2015	2014	2013
October 1 – December 31	6,389,320	15,380,240	12,154,570	11,832,666	17,114,630
January 1 – March 31		9,163,855	20,760,519	7,298,968	16,675,035
April 1 – June 30		10,749,860	14,413,032	13,693,652	12,583,460
July 1 - September 30		6,690,080	13,687,462	9,697,341	8,386,800
Total	6,389,320	41,984,035	61,015,583	42,522,627	54,759,925

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

The Company’s most significant customers have been either global public health sector agencies or those who facilitate their purchases and/or distribution of FC2 for use in HIV/AIDS prevention and/or family planning.  The Company's four largest customers currently are UNFPA, USAID, Sekunjalo Investments Corporation (PTY) Ltd and Semina.  We sell to the Brazil Ministry of Health either through UNFPA or Semina.  In the U.S., FC2 is sold to city and state public health clinics as well as to not-for-profit organizations such as Planned Parenthood.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015

The Company generated net revenues of $3,243,599 and net loss of $1,366,181,  or $ (0.04) per basic and diluted share, for the three months ended December 31, 2016, compared to net revenues of $8,230,659 and net income of $1,490,363, or $0.05 per basic and diluted share, for the three months ended December 31, 2015.

Net revenues decreased  $4,987,060 on a 58 percent decrease in unit sales for the three months ended December 31, 2016, compared with the same period last year.  The principal factor in the decrease is the period to period impact of the tender shipments to Brazil in fiscal 2016.  The FC2 average sales price per unit decreased 5.1 percent compared with the same period last year due to changes in sales mix and a unit price reduction for all major public sector purchases effective April 1, 2016.

Cost of sales decreased  $1,237,007 to $1,591,315 in the three months ended December 31, 2016 from $2,828,322 for the same period last year.  The reduction is due to lower unit sales and the reduction of certain costs.

Gross profit decreased  $3,750,053, or 69 percent, to $1,652,284 for the three months ended December 31, 2016 from $5,402,337 for the three months ended December 31, 2015.  Gross profit margin for the three months ended December 31, 2016 was 51 percent of net revenues versus 66 percent of net revenues for the same period last year.  The reduction was due to the unit price reduction for all major public sector purchases effective April 1, 2016 and less favorable impact of currency exchange rates upon material purchases in the three months ended December 31, 2016 as compared to the same period last year.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.  Two of the largest customers for FC2 operate in markets where the government health ministries are either still under a multi-year tender or have had a multi-year tender recently expire, and as a result significant orders from these customers during the remainder of fiscal 2017 are unlikely.  The Company is also currently seeing pressure on spending for FC2 by large global agencies and donor governments in the developed world.  As a result, the Company may continue to experience challenges for unit sales of FC2 in the global public sector for the remainder of fiscal 2017.

Operating expenses increased  $517,192, or 17 percent, to $3,526,974 for the three months ended December 31, 2016 from $3,009,782 in the prior year period.  The increase is primarily due to the issuance of the Financial Advisor Warrant, increased employee compensation expense, and increased legal expense.  These increases were partially offset by reduced payments due to our Brazilian distributor for marketing and management fees for the 2014 tender.

Operating loss for the three months ended December 31, 2016 was $1,874,690, compared to operating income of $2,392,555 in the first quarter of fiscal year 2016.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the three months ended December 31, 2016 was $9,621, compared to  $27,795 for the same period in fiscal year 2016.  The Company recorded a foreign currency transaction loss of $11,939 in the most recent quarter, compared to  $44,944 for the same period last year.

The income tax benefit for the three months ended December 31, 2016 was $530,069,  compared to an income tax expense of  $829,453 for the same period in fiscal year 2016. The effective tax rate was 28.0 percent and 35.8 percent for the three months ended December 31, 2016 and 2015, respectively. The reduction in the effective tax rate is due to the mix of tax jurisdictions in which the Company recognized loss before income taxes and an increase in the non-deductible business acquisition expenses related to the APP Merger. The Company’s net operating loss (NOL) carryforwards will be utilized to reduce cash payments for income taxes based on the statutory rate in effect at the time of such utilization. Actual income taxes paid are reflected on the Company’s consolidated statements of cash flows.

The Company's net loss was $1,366,181 for the three months ended December 31, 2016,  as compared to net income of $1,490,363 in the same period of the prior year, as a result of the factors discussed above. Net loss was 42 percent and net income was 18 percent of net revenues for the three months ended December 31, 2016 and 2015, respectively.

Liquidity and Sources of Capital

The Company's operations generated cash of $1.2 million in the three months ended December 31, 2016, which included a positive impact of changes in operating assets and liabilities of $2.1 million, compared with using cash of $0.4 million in the three months ended December 31, 2015, which included a negative impact of changes in operating assets and liabilities of $(2.9) million.

Accounts receivable and long-term other receivables decreased from $18.6 million at September 30, 2016 to $16.2 million at December 31, 2016.  The decrease is a result of a payment of $2.8 million received from Semina for orders shipped in fiscal 2015.  Semina’s total accounts receivable and long-term other receivables balance represents 81 percent of the Company’s accounts receivable and long-term other receivables balance at December 31, 2016.  Semina normally pays upon payment from the Brazilian Government; however, due to economic issues in Brazil the government has been slower in paying vendors.  The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 385 days.  Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.

At December 31, 2016, the Company had working capital of $10.7 million and stockholders’ equity of $35.2 million compared to working capital of $18.8 million and stockholders’ equity of $34.7 million as of December 31, 2015

The Company believes its current cash position is adequate to fund operations of the Company in the next 12 months, although no assurances can be made that such cash will be adequate. Depending on the timing of payment of the Company's outstanding accounts receivable and long-term other receivables balance due from Semina and the timing of development activities relating to the Company's drug candidates, the Company may decide to raise additional capital in the near term.  If the Company needs additional cash, potential sources of such cash would include the sale of equity, convertible debt or other equity-linked securities.

On December 29, 2015, the Company entered into the Credit Agreement with BMO Harris Bank.  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited and all of the outstanding shares of APP.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at either December 31, 2016 or September 30, 2016.

As of December 31, 2016, based on the financial covenants in the Credit Agreement, there is a borrowing capacity of $375,950 under the BMO Harris Bank credit facility.  The Company is currently in discussions with BMO Harris Bank regarding possible adjustments to the financial covenants to provide the Company with additional borrowing capacity.

The completion of the APP Merger resulted in a default in FHC's compliance with certain covenants in the Credit Agreement and constituted an "event of default" under the Credit Agreement.  On November 28, 2016, FHC, Badger Acquisition Sub, Inc., APP and BMO Harris Bank entered into a Third Amendment to the Credit Agreement (the "Amendment").  Pursuant to the Amendment, BMO Harris Bank waived the defaults in FHC's compliance with the covenants in the Credit Agreement as a result of the completion of the APP Merger and APP became a co-borrower under the Credit Agreement.  As a result, the revolving line of credit remains in effect under the terms of the Credit Agreement until the end of its term on December 29, 2017.

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

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

On or about October 21, 2016, a shareholder, Martin Glotzer, filed a purported derivative and class action complaint on behalf of himself and the public shareholders of the Company in the Circuit Court of Cook County, Illinois, captioned Glotzer v. The Female Health Company, et al., Case No. 2016-CH-13815. An amended complaint names as defendants the Company, the members of the Company's board of directors prior to the closing of the APP Merger and the members of the Company's board of directors after the closing of the APP Merger.  The amended complaint alleges, among other things, that the Company's directors breached their fiduciary duties and wasted corporate assets in connection with the APP Merger. Based on these allegations, the complaint seeks equitable relief, including rescinding the APP Merger and enjoining the Company's board of directors from taking action in furtherance of the APP Merger, damages on behalf of the Company and costs and expenses of the litigation, including attorneys' fees. On December 9, 2016, the defendants filed to remove the action to United States District Court for the Northern District of Illinois, and on December 16, 2016, the action was remanded back to the Circuit Court of Cook County, Illinois. The Company believes that this action is without merit and is vigorously defending itself.

On or about November 4, 2016, a shareholder, Brian C. Schartz, filed a purported derivative and class action complaint on behalf of himself and all other similarly situated shareholders of the Company in the Circuit Court of Cook County, Illinois, captioned Schartz v. Parrish, et al., Case No. 2016-CH-14488. The lawsuit names as defendants the Company, the members of the Company's board of directors prior to the closing of the APP Merger and the members of the Company's board of directors after the closing of the APP Merger.  The complaint alleges, among other things, that the Company's directors breached their fiduciary duties by consummating the APP Merger in violation of the Wisconsin Business Corporation Law and by causing FHC to disseminate to its shareholders press releases and SEC filings containing materially false and misleading statements. Based on these allegations, the complaint seeks equitable relief, including enjoining the Company's board of directors from taking action in furtherance of the APP Merger, damages on behalf of FHC and costs and expenses of the litigation, including attorneys' fees.  On November 18, 2016, the defendants filed to remove the action to United States District Court for the Northern District of Illinois, and on December 14, 2016, the action was remanded back to the Circuit Court of Cook County, Illinois. The Company believes that this action is without merit and is vigorously defending itself.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2016.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

Item 6.  Exhibits

Exhibit

Number        Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2016, among the Company, Blue Hen Acquisition, Inc. and Aspen Park Pharmaceuticals, Inc. (1)

3.1	Amended and Restated Articles of Incorporation. (2)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares. (3)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares. (4)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares. (5)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3. (6)

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 4. (1)

3.7	Amended and Restated By-Laws. (7)

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.7).

10.1	Third Amendment to Credit Agreement, dated as of November 28, 2016, among the Company, Aspen Park Pharmaceuticals, Inc., Badger Acquisition Sub, Inc. and BMO Harris Bank N.A. (7)

10.2	Amended and Restated Revolving Note, dated November 28, 2016, from the Company and Aspen Park Pharmaceuticals, Inc. to BMO Harris Bank N.A. (7)

10.3	General Security Agreement, dated as of November 28, 2016, between Aspen Park Pharmaceuticals, Inc. and BMO Harris Bank N.A. (7)

10.4	Intellectual Property Security Agreement, dated as of November 28, 2016, between Aspen Park Pharmaceuticals, Inc. and BMO Harris Bank N.A. (7)

10.5	Stock Pledge Agreement, dated as of November 28, 2016, between the Company and BMO Harris Bank N.A. (7)

10.6	Second Amendment to Employment Agreement, dated as of November 4, 2016, between the Company and Mitchell S. Steiner, M.D.

10.7	Employment Agreement, dated as of December 20, 2016, between the Company and Brian J. Groch.

10.8	Restricted Stock Unit Agreement, dated as of October 31, 2016, between the Company and David R. Bethune.

10.9	Stock Appreciation Rights Agreement, dated as of October 31, 2016, between the Company and David R. Bethune.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (8)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2016.
(2)	Incorporated herein by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on October 19, 1999.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 21, 2000.

(4)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 6, 2002.

(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(6)	Incorporated herein by reference to the Company’s March 31, 2004 Form 10-QSB.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2016.

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

THE FEMALE HEALTH COMPANY

DATE: February 9, 2017

/s/ Mitchell Steiner

Mitchell Steiner,  President and

Chief Executive Officer

DATE: February 9, 2017

/s/ Daniel Haines

Daniel Haines,  Chief Financial Officer