Form 10-Q
period 2017-03-31
FEMALE HEALTH CO
filed 2017-05-10
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as determined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, the registrant had 31,338,249 shares of $0.01 par value common stock outstanding.

THE FEMALE HEALTH COMPANY

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "will," "would" or the negative of these terms or other words of similar meaning.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's ability to secure adequate capital to fund product development, working capital requirements, advertising and promotional expenditures and strategic initiatives; factors related to increased competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing; limitations on the Company's opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its products in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities; the Company’s reliance on its major customers and risks relating to delays in payment of accounts receivable by major customers; the Company's ability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company's continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; product demand and market acceptance; risks related to the development of the Company's product portfolio, including clinical trials, regulatory approvals and time and cost to bring to market; many of the Company's products are at an early stage of development and the Company may fail to successfully commercialize such products; risks related to intellectual property, including licensing risks; government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts, process errors, politics or other pressures, and the risk that government tenders and contracts may be subject to cancellation, delay or restructuring; a governmental tender award indicates acceptance of the bidder's price rather than an order or guarantee of the purchase of any minimum number of units, and as a result government ministries or other public sector customers may order and purchase fewer units than the full maximum tender amount; the Company’s ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives; and the Company’s ability to successfully integrate acquired businesses, technologies or products. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10-K for the year ended September 30, 2016. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Item 1.  Financial Statements

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
ASSETS
Current Assets:
Cash	$1,241,593	$2,385,082
Accounts receivable, net	7,310,550	10,775,200
Income tax receivable	2,229	2,387
Inventory, net	2,538,266	2,492,644
Prepaid expenses and other current assets	607,962	634,588
TOTAL CURRENT ASSETS	11,700,600	16,289,901

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,194,565	4,625,472
Leasehold improvements	292,804	323,147
Less accumulated depreciation and amortization	(3,751,476)	(4,123,532)
Plant and equipment, net	735,893	825,087

Other trade receivables	7,837,500	7,837,500
Other assets	179,028	189,219
Deferred income taxes	9,012,602	13,482,000
Intangible assets, net	20,833,178	—
Goodwill	6,878,932	—
TOTAL ASSETS	$57,177,733	$38,623,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,435,024	$701,035
Accrued expenses and other current liabilities	1,835,433	2,380,571
Accrued compensation	137,414	264,871
TOTAL CURRENT LIABILITIES	3,407,871	3,346,477

LONG-TERM LIABILITIES
Other liabilities	1,233,750	1,233,750
Deferred rent	44,850	—
Deferred income taxes	975,771	110,069
TOTAL LIABILITIES	5,662,242	4,690,296

Series 4 Preferred Stock	17,981,883	—
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	335,220	312,740
Additional paid-in-capital	72,380,550	69,660,010
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(30,794,038)	(27,651,215)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	33,533,608	33,933,411
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,177,733	$38,623,707

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2017	2016

Net revenues	$2,405,519	$4,772,801

Cost of sales	1,127,864	1,927,406

Gross profit	1,277,655	2,845,395

Operating expenses:
Selling, general and administrative	2,419,826	2,739,850
Research and development	1,437,062	35,120
Total operating expenses	3,856,888	2,774,970

Operating (loss) income	(2,579,233)	70,425

Non-operating expenses:
Interest and other expense, net	(12,686)	(19,356)
Foreign currency transaction loss	(8,756)	(43,848)
Total non-operating expenses	(21,442)	(63,204)

(Loss) income before income taxes	(2,600,675)	7,221

Income tax benefit	(824,033)	(27,824)

Net (loss) income	$(1,776,642)	$35,045

Net (loss) income per basic common share outstanding	$(0.06)	$0.00

Basic weighted average common shares outstanding	30,982,497	28,652,635

Net (loss) income per diluted common share outstanding	$(0.06)	$0.00

Diluted weighted average common shares outstanding	30,982,497	29,059,296

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	March 31,
	2017	2016

Net revenues	$5,649,118	$13,003,460

Cost of sales	2,719,179	4,755,728

Gross profit	2,929,939	8,247,732

Operating expenses:
Selling, general and administrative	5,775,700	5,711,337
Research and development	1,608,162	73,415
Total operating expenses	7,383,862	5,784,752

Operating (loss) income	(4,453,923)	2,462,980

Non-operating expenses:
Interest and other expense, net	(22,307)	(47,152)
Foreign currency transaction loss	(20,695)	(88,791)
Total non-operating expenses	(43,002)	(135,943)

(Loss) income before income taxes	(4,496,925)	2,327,037

Income tax (benefit) expense	(1,354,102)	801,629

Net (loss) income	$(3,142,823)	$1,525,408

Net (loss) income per basic common share outstanding	$(0.10)	$0.05

Basic weighted average common shares outstanding	30,979,283	28,642,951

Net (loss) income per diluted common share outstanding	$(0.10)	$0.05

Diluted weighted average common shares outstanding	30,979,283	29,046,928

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2016	$—	31,273,954	$312,740	$69,660,010	$(581,519)	$(27,651,215)	$(7,806,605)	$33,933,411

Share-based compensation	—	247,999	2,480	371,513	—	—	—	373,993
Issuance of 2,000,000 shares of common stock in connection with the APP Merger.	—	2,000,000	20,000	1,806,097	—	—	—	1,826,097
Issuance of 2,585,379 warrants in connection with the APP Merger.	—	—	—	542,930	—	—	—	542,930
Net loss	—	—	—	—	—	(3,142,823)	—	(3,142,823)
Balance at March 31, 2017	$—	33,521,953	$335,220	$72,380,550	$(581,519)	$(30,794,038)	$(7,806,605)	$33,533,608

See notes to unaudited condensed consolidated financial statements.

THE FEMALE HEALTH COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2017	2016

OPERATING ACTIVITIES
Net (loss) income	$(3,142,823)	$1,525,408
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	177,444	226,681
Amortization of intangible assets	66,822	—
Share-based compensation	422,469	254,116
Warrants issued	542,930	—
Deferred income taxes	(1,464,900)	673,252
Loss on disposal of fixed assets	4,469	278
Changes in current assets and liabilities, net of effects of acquisition of a business:
Decrease (increase) in accounts receivable	3,471,625	(4,482,268)
Decrease (increase) in income tax receivable	158	(8,451)
Decrease (increase) in inventory	95,419	(446,513)
Decrease (increase) in prepaid expenses and other assets	37,155	327,388
(Decrease) increase in accounts payable	(353,223)	(56,299)
(Decrease) increase in accrued expenses and other current liabilities	(917,542)	674,729
Net cash used in operating activities	(1,059,997)	(1,311,679)

INVESTING ACTIVITIES
Capital expenditures	(83,492)	(2,739)
Net cash used in investing activities	(83,492)	(2,739)

Net decrease in cash	(1,143,489)	(1,314,418)
Cash at beginning of period	2,385,082	4,105,814

CASH AT END OF PERIOD	$1,241,593	$2,791,396

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes paid	$163,501	$168,220
Schedule of noncash financing and investing activities:
Issuance of common stock in connection with the APP Merger	$1,826,097	—
Issuance of Series 4 Preferred Stock in connection with the APP Merger	$17,981,883	—
Reduction of accrued expense upon issuance of shares	$22,176	—
Fixed asset additions in accounts payable at period end	$7,937	—

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

Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2016.

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
o

The Consumer Health and Medical Devices Division, which is focused on commercializing sexual healthcare products and devices for the consumer market, including the Company’s FC2 Female Condom® (FC2) (now available by prescription), as well as PREBOOST® (benzocaine 4%) medicated individual wipes which is a male genital desensitizing drug product that helps in the prevention of premature ejaculation.  The Affordable Care Act mandates coverage of the female condom by prescription and FC2 is the only female condom approved for the U.S. market.  Likewise, 28 States prior to the Affordable Care Act already had State laws in place that require some form of coverage for female contraception.

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

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the most recent order of 15 million units under the Brazil tender, the Company has agreed to up to 360 day credit terms with our distributor in Brazil subject to earlier payment upon receipt of payment by the distributor from the Brazilian Government.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 424 days. Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.  The balance in the allowance for doubtful accounts was $38,000  at both March 31, 2017 and September 30, 2016.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $128,914 and $134,443 at March 31, 2017 and September 30, 2016, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of  $8,756 and  $20,695 for the three and six months ended March 31, 2017,  respectively, compared to a loss of  $43,848 and  $88,791 for the three and six months ended March 31, 2016, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

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

Recently Issued Accounting Pronouncement

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as non-current in the consolidated balance sheet.  Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position.  ASU 2015-17 will be effective for the Company beginning on October 1, 2017.  Early adoption of the standard is permitted, and the Company adopted this standard during the quarter ended December 31, 2016 and applied it to all periods presented.  Adoption of this standard resulted in presenting current and prior period deferred tax assets and liabilities as non-current and net of one another on the balance sheet.  These non-current deferred tax assets and liabilities are netted by tax jurisdiction.  Current deferred tax assets totaling $2,025,000 at September 30, 2016 were reclassified to non-current and presented net with non-current deferred tax liabilities.

Reclassifications

Certain items in the September 30, 2016 consolidated financial statements have been reclassified to conform to the March 31, 2017 presentation.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Denominator	2017	2016	2017	2016
Weighted average common shares outstanding - basic	30,982,497	28,652,635	30,979,283	28,642,951
Net effect of dilutive securities:
Options	—	22,633	—	19,949
Unvested restricted shares	—	384,028	—	384,028
Total net effect of dilutive securities	—	406,661	—	403,977
Weighted average common shares outstanding - diluted	30,982,497	29,059,296	30,979,283	29,046,928
(Loss) income per common share – basic	$(0.06)	$0.00	$(0.10)	$0.05
(Loss) income per common share – diluted	$(0.06)	$0.00	$(0.10)	$0.05

Options to purchase 297,500 shares of common stock, warrants to purchase 2,585,379 shares of common stock, and 207,500 unvested restricted shares that were outstanding during the three and six months ended March 31, 2017 were not included in the computation of diluted net loss per share because their effect was anti-dilutive.  Series 4 Preferred Stock is convertible into common stock; however, there are not sufficient common shares for conversion and therefore the Series 4 Preferred Stock is not included in the calculation.  Options to purchase approximately 90,000 shares of common stock at an exercise price of $3.92 that were outstanding during the three and six months ended March 31, 2016 were not included in the computation of diluted net income per share because their effect was anti-dilutive.    All other outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three and six months ended March 31, 2016.

Note 3 – APP Merger Transaction

On October 31, 2016, as part of the Company's strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed the APP Merger. APP is a company focused on the development and commercialization of pharmaceutical and consumer health products for men's and women's health and oncology. For men, product and product candidates are in the areas of benign prostatic hyperplasia, male infertility, amelioration of side effects of hormonal prostate cancer therapies, gout, sexual dysfunction, and prostate cancer.  For women, product candidates are for advanced breast and ovarian cancers and for female sexual health.

The APP Merger was pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2016, (the Amended Merger Agreement), among the Company, APP, and the Company’s wholly owned subsidiary Blue Hen Acquisition, Inc. (APP Merger Sub). Pursuant to the Amended Merger Agreement, on October 31, 2016, APP became a wholly-owned subsidiary of FHC through the merger of APP Merger Sub with and into APP with APP continuing as the surviving corporation. Consummation of the APP Merger did not require the current approval of FHC’s shareholders.

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

The shares of the Company’s common stock and Series 4 Preferred Stock that are subject to the Lock-Up Agreements are being held in escrow for a period of one-year following the closing of the APP Merger as the sole remedy for APP’s indemnification obligations set forth in the Amended Merger Agreement pursuant to the terms of an Escrow Agreement. Seventy-five percent of the shares held in escrow are eligible for release from escrow six months after the closing of the APP Merger, although any shares released from escrow will remain subject to the Lock-Up Agreements until the end of their term.

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

The Company incurred $108,015 and $934,385  in acquisition-related costs which were recorded within operating expenses for the three and six months ended March 31, 2017, respectively, compared to $165,053 and $180,298 for the three and six months ended March 31, 2016, respectively.

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

Pro Forma Financial Information

The amounts of pro forma, unaudited net revenues and net (loss) income of the combined entity had the acquisition date been October 1, 2015 are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenues	$2,405,519	$4,776,186	$5,650,262	$13,011,257
Net (loss) income	$(1,776,642)	$(647,946)	$(3,710,178)	$588,449

In connection with the APP Merger, a consolidated complaint has been filed against the Company and its directors alleging breach of fiduciary duty. The Company intends to vigorously defend this lawsuit.

NOTE 4 - Inventory

Inventory consists of the following components at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
FC2
Raw material	$300,984	$670,802
Work in process	70,150	—
Finished goods	2,343,491	1,834,958
Inventory, gross	2,714,625	2,505,760
Less: inventory reserves	(295,093)	(13,116)
FC2, net	2,419,532	2,492,644
PREBOOST®
Finished goods	118,734	—
Inventory, net	$2,538,266	$2,492,644

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

No amounts were outstanding under the Credit Agreement at either March 31, 2017 or September 30, 2016.

NOTE 6 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of March 31, 2017, a total of 1,824,802 shares had been granted under the plan and not forfeited or are subject to outstanding commitments to issue shares under the plan,  of which 297,500 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.

Stock Options

The Company granted 190,000 options at an exercise price of $0.95 to an outside director and an employee under the 2008 Stock Incentive Plan during the six months ended March 31, 2017.  The Company did not grant any options during the three months ended March 31, 2017.  Options issued under this plan expire in 10 years with vesting over a one-year period from the grant date.  The Company did not grant any options during the three and six months ended March 31, 2016.  Based on the Company’s history of prior forfeitures and future expectations it was determined that there would be no forfeiture rate used.

Compensation expense is recognized only for share-based payments expected to vest. Stock compensation expense related to options was approximately $21,911 and $37,847 for the three and six months ended March 31, 2017, respectively.    No stock compensation expense related to options was recognized for the three and six months ended March 31, 2016.

The following table outlines the weighted average assumptions for options granted during the six months ended March 31, 2017:

Weighted Average Assumptions:
Expected Volatility	43.76%
Expected Dividend Yield	0.00%
Risk-free Interest Rate	1.62%
Expected Term (in years)	6
Fair Value of Options Granted	$ 0.41

During the six months ended March 31, 2017, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

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

There were 90,000 stock options granted under the 1997 Stock Option Plan that expired during the six months ended March 31, 2017.  The 1997 Stock Option Plan expired on December 31, 2006, and no more options are outstanding under the plan.

No stock options were exercised during the three and six months ended March 31, 2017 or 2016.

The following table summarizes the stock options outstanding and exercisable at March 31, 2017:

	Options	Weighted			Options	Weighted
	Outstanding	Average	Weighted	Aggregate	Exercisable	Average	Weighted	Aggregate
	at March	Remaining	Average	Intrinsic	at March	Remaining	Average	Intrinsic
	31, 2017	Life (years)	Exercise Price	Value	31, 2017	Life (years)	Exercise Price	Value
Total	297,500	7.31	$1.90	$11,400	90,000	2.17	$3.92	$—

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $1.01 per share as of the last business day of the period ended March 31, 2017.  As of March 31, 2017, the Company had unrecognized compensation expense of $49,594 related to unvested stock options.  These expenses will be recognized over approximately 1.58 years.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

The Company granted a total of 190,000 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2017. The fair value of the awards granted was approximately $181,000. All such shares of restricted stock vest and all such shares must be issued pursuant to the vesting period noted, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance. There were 26,500 shares of restricted stock forfeited during the three and six months ended March 31, 2017.

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

The Company granted a total of 83,750 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock during the six months ended March 31, 2016.  The stock granted during the six months ended March 31, 2016 includes rights to receive a total of 13,498 shares, or at a holder’s election cash based on the fair market value of the shares, contingent on continue employment or service.  The fair value of the awards granted was approximately $122,000. All such shares of restricted stock vest and all such shares must be issued at the end of the applicable period, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance date.  There were no shares of restricted stock forfeited during the three and six months ended March 31, 2016.

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $48,000 and $303,000 for the three and six months ended March 31, 2017, respectively.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and six months ended March 31, 2016 was approximately $131,000 and $254,000, respectively, of which $63,000 was included in accrued expenses at March 31, 2016.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016.  As of March 31, 2017, there was approximately $122,000, representing approximately 120,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 0.62 years.

Common Stock Purchase Warrants

In connection with the closing of the APP Merger, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the Financial Advisor Warrant).  The Financial Advisor Warrant has a five-year term, a cashless exercise feature and a strike price equal to $1.93 per share, the average price of the Company's common stock for the ten-day period preceding the original announcement of the APP Merger on April 6, 2016. The fair value of the Financial Advisor Warrant is based on the closing price of the Company's common stock on October 31, 2016 of $0.95. The fair value of the Financial Advisor Warrant of $542,930 was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 47.2 percent, risk-free interest rate of 1.31 percent, expected life of five years, and no dividend yield. The Financial Advisor Warrant vested upon issuance. Half of the shares subject to the Financial Advisor Warrant, or 1,292,690 shares, are locked-up for  a period of 18 months from the issuance date. The Financial Advisor Warrant is recorded as a component of additional paid-in-capital and the Financial Advisor Warrant expense is included in operating expenses for the six months ended March 31, 2017.

At March 31, 2017, the warrant details were as follows:

Warrants Outstanding	2,585,379
Warrants Exercisable	1,292,690
Exercise Price	$ 1.93
Weighted Average Remaining Life	4.58
Weighted Average Exercise Price	$ 1.93

Restricted Stock Units

In connection with the closing of the APP Merger, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vest on October 31, 2018. The restricted stock units will be settled in the Company’s common stock if, prior to the vesting date, the Company receives shareholder approval under NASDAQ Rule 5635(c) to increase the number of authorized shares under the 2008 Stock Incentive Plan sufficient to issue such shares or adopt a new plan under which such shares would be issued. If approval is not received by the vesting date, such awards will be settled in cash based on the fair market value of the Company’s common stock on the vesting date. The restricted stock units will be revalued monthly using the Company’s current stock price on the last business day of the month during the vesting period of two years.  Stock compensation expense related to the restricted stock units was approximately $25,238 and $39,903 for the three and six months ended March 31, 2017, respectively, and is recorded as a component of accrued expenses and other current liabilities.  The fair value of the restricted stock units is approximately $191,900 as of March 31, 2017.

Stock Appreciation Rights

In connection with the closing of the APP Merger, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vest on October 31, 2018. The stock appreciations rights have a ten-year term.  Exercise price per share was $0.95, which was the closing price of a share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Merger. The stock appreciation rights will be settled in the Company’s common stock if, prior to the exercise date, the Company receives shareholder approval under NASDAQ Rule 5635(c) to increase the number of authorized shares under the 2008 Stock Incentive Plan sufficient to issue such shares or adopt a new plan under which such shares would be issued.  If approval is not received by the exercise date, such awards will be settled in cash based on the fair market value of the Company’s common stock on the exercise date. The stock appreciation rights will be measured using the option-pricing model (Black-Scholes) to estimate the fair value.  The fair value will be updated monthly based on current information over the vesting period of two years.  Stock compensation expense related to the stock appreciation rights was approximately $9,697 and $16,687 for the three and six months ended March 31, 2017, respectively, and is recorded as a component of accrued expenses and other current liabilities.  The fair value of the stock appreciation rights is approximately $80,249 as of March 31, 2017.

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for				Long-Lived Asset As Of
	the Six Months Ended March 31,				March 31,	September 30,
	2017		2016		2017	2016
Zimbabwe	$1,031	(1)	$1,652	(1)	$—	$—
Cameroon	891	(1)	*		—	—
United States	737	(1)	1,293		35,741	7,963
South Africa	636	(1)	*		—	—
Ethiopia	333		*		—	—
Brazil	*		6,008	(1)	—	—
Malaysia	*		*		641	796
United Kingdom	*		*		83	93
Other	2,021		4,050		—	—
Total	$5,649		$13,003		$36,465	$8,852

*  Countries with less than 5 percent of total net revenues.

(1) Countries exceeding 10 percent of total net revenues.

At March 31, 2017 the Company had two customers whose current accounts receivable balance represented 45 percent and 11 percent of current assets, respectively.  At September 30, 2016 the Company had one customer whose current accounts receivable balance represented 49 percent of current assets.    No other single customer’s current accounts receivable balance accounted for more than 10 percent of current assets as of March 31, 2017 or September 30, 2016.  There was one customer whose accounts receivable and other long-term receivables balance represented 86 percent and 85 percent of accounts receivable and other long-term receivables at March 31, 2017 and September 30, 2016, respectively. There were three customers who each exceeded 10 percent of net revenues for the six months ended March 31, 2017 and 2016.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to our estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecast of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.  These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business.  It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  Since fiscal year 2006, the Company has annually generated taxable income on a consolidated basis, providing a reasonable future period in which the Company can reasonably expect to generate taxable income.  In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for each tax jurisdiction.

As of March 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of approximately $11,705,000 and $11,425,000, respectively, for income tax purposes expiring in years 2021 to 2034.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $60,863,000 as of March 31, 2017, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  With the demand for FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Income tax (benefit) expense at statutory rates	$(884,000)	$2,000	$(1,529,000)	$791,000
State income tax (benefit) expense, net of federal benefits	(133,000)	—	(229,000)	119,000
Non-deductible business acquisition expenses	42,000	1,000	153,000	3,000
Non-deductible expenses - other	3,000	—	4,000	—
Effect of AMT expense	—	(3,000)	-	27,000
Effect of lower foreign income tax rates	120,641	(47,648)	202,377	(154,773)
Other	27,326	19,824	44,521	16,402
Income tax (benefit) expense	$(824,033)	$(27,824)	$(1,354,102)	$801,629

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	September 30,
Deferred Tax Assets	2017	2016
Federal net operating loss carryforwards	$5,037,847	$2,756,000
State net operating loss carryforwards	532,349	400,000
AMT credit carryforward	489,000	489,000
Foreign net operating loss carryforwards – U.K.	11,198,602	10,955,000
Foreign capital allowance – U.K.	112,000	112,000
Other, net - Malaysia	9,850	9,850
Restricted stock – U.K.	1,000	1,000
Share-based compensation	92,437	101,000
Warrants	212,367	—
Deemed dividend - Malaysia	942,000	942,000
Other, net - U.S.	25,000	25,000
Gross deferred tax assets	18,652,452	15,790,850
Valuation allowance for deferred tax assets	(2,299,000)	(2,299,000)
Net deferred tax assets	16,353,452	13,491,850
Deferred Tax Liabilities:
Intangible assets	(8,204,000)	—
Foreign capital allowance – Malaysia	(112,621)	(119,919)
Gross deferred tax liabilities	(8,316,621)	(119,919)
Net deferred tax assets	$8,036,831	$13,371,931

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	March 31,	September 30,
	2017	2016
Long term deferred assets	$9,012,602	$13,482,000
Long term deferred liabilities	(975,771)	(110,069)
Total	$8,036,831	$13,371,931

Note 10 – Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill is as follows:

Balance at September 30, 2016	$—
Goodwill arising from APP Merger	6,878,932
Balance at March 31, 2017	$6,878,932

 Intangible assets

The gross carrying amounts and net book value of intangible assets are as follows at March 31, 2017:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$37,060	$2,362,940
Covenants not-to-compete	500,000	29,762	470,238
Total intangible assets with finite lives	2,900,000	66,822	2,833,178
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$66,822	$20,833,178

Intangible assets are carried at cost less accumulated amortization. Amortization is over the projected related revenue stream for the PREBOOST® developed technology over the next 10 years and 7 years for the covenants not-to-compete,  and the amortization expense is recorded in operating expenses.

Amortization expense was $40,093 and $66,822 for the three and six months ended March 31, 2017, respectively, and $0 for both the three and six months ended March 31, 2016. Based on finite-lived intangible assets recorded as of March 31, 2017, the estimated future amortization expense is as follows:

Estimated
Year Ending September 30,	Amortization Expense
2017	$80,187
2018	275,262
2019	309,234
2020	316,368
2021	323,706
Thereafter	1,528,421
Total	$2,833,178

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
o

The Consumer Health and Medical Devices Division, which is focused on commercializing sexual healthcare products and devices for the consumer market, including the Company’s FC2 (now available by prescription), as well as PREBOOST® (benzocaine 4%) medicated individual wipes which is a male genital desensitizing drug product that helps in the prevention of premature ejaculation.    In the United States, FC2 is available by prescription which is required in order to obtain reimbursement.  The Affordable Care Act mandates coverage of the female condom by prescription and FC2 is the only female condom approved for the U.S. market.  Likewise, 28 States prior to the Affordable Care Act already had State laws in place that require some form of coverage for female contraception.

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

On August 12, 2016, the FDA agreed that the Company's Tamsulosin DRS product, a proprietary medication for the treatment of benign prostatic hyperplasia (BPH), a $3.5 billion market, qualifies for the accelerated 505(b)(2) regulatory approval pathway and with APP's plans to conduct a single bioequivalence study to support the filing of a new drug application (NDA).  In March 2017,  the Company initiated a bioequivalence clinical study for Tamsulosin DRS and in April 2017 announced the successful completion of Stage 1 of the bioequivalence clinical study, which selected the optimal formulation of our proprietary Tamsulosin DRS product.  The selected Tamsulosin DRS formulation advances to the second and final stage of the bioequivalence clinical study.  The Company plans to submit an NDA in late 2017 and, if approved, launch the approved product in late 2018.

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

Prior to the completion of the APP Merger, the Company had been a single product company, focused on manufacturing, marketing and selling the Female Condom (FC2).  FC2 is the only currently available female-controlled product approved for market by the FDA and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS and the Zika virus.  Nearly all of the Company’s net revenues for the three and six months ended March 31, 2017 were derived from sales of FC2.

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

In October 2014, the Company announced that Semina Indústria e Comércio Ltda (Semina), the Company’s distributor in Brazil, was awarded an exclusive contract under a public tender.  The contract was valid through August 20, 2015, allowing the Brazil Ministry of Health to place orders against this tender at its discretion.  Through the end of the contract, the Company received orders for 40 million units of FC2 in fulfillment of the tender, 11.5 million of which were shipped during the six months ended March 31, 2016.

Details of the quarterly unit sales of FC2 for the last five fiscal years are listed below:

Period	2017	2016	2015	2014	2013
October 1 – December 31	6,389,320	15,380,240	12,154,570	11,832,666	17,114,630
January 1 – March 31	4,549,020	9,163,855	20,760,519	7,298,968	16,675,035
April 1 – June 30		10,749,860	14,413,032	13,693,652	12,583,460
July 1 - September 30		6,690,080	13,687,462	9,697,341	8,386,800
Total	10,938,340	41,984,035	61,015,583	42,522,627	54,759,925

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

The Company generated net revenues of $2,405,519 and net loss of $1,776,642,  or $ (0.06) per basic and diluted common share, for the three months ended March 31, 2017, compared to net revenues of $4,772,801 and net income of $35,045, or $0.00 per basic and diluted common share, for the three months ended March 31, 2016.

Net revenues decreased  $2,367,282 on a 50 percent decrease in unit sales for the three months ended March 31, 2017, compared with the same period last year.  The principal factors in the decrease are the period to period impact of the tender shipments to Brazil in fiscal 2016 and the timing of shipments for key customers.  For the three months ended March 31, 2016, there were 2.4 million units, or $1.3 million in net revenues, related to the Brazil tender.  The FC2 average sales price per unit increased 1.5 percent compared with the same period last year due to changes in sales mix, slightly offset by a unit price reduction for all major public sector purchases effective April 1, 2016.

Cost of sales decreased  $799,542 to $1,127,864 in the three months ended March 31, 2017 from $1,927,406 for the same period last year.  The reduction is due to lower unit sales and the reduction of certain costs.

Gross profit decreased  $1,567,740, or 55 percent, to $1,277,655 for the three months ended March 31, 2017 from $2,845,395 for the three months ended March 31, 2016.  Gross profit margin for the three months ended March 31, 2017 was 53 percent of net revenues versus 60 percent of net revenues for the same period last year.  The reduction was due to the reduced unit price for all major public sector sales effective April 1, 2016 and higher fixed overhead unit costs due to lower unit sales as compared to the prior year period.  This reduction was partially offset by the favorable impact of currency exchange rates on material purchases in the three months ended March 31, 2017 as compared to the same period last year.

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

Selling, general and administrative expenses decreased  $320,024, or 12 percent, to $2,419,826 for the three months ended March 31, 2017 from $2,739,850 in the prior year period.  The decrease is primarily due to reduced payments due to our Brazilian distributor for marketing and management fees for the 2014 tender.    This decrease is partially offset by increased personnel expenses.

Research and development expenses increased  $1,401,942 to $1,437,062 for the three months ended March 31, 2017 from $35,120 in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired from the APP Merger.

Operating loss for the three months ended March 31, 2017 was $2,579,233, compared to operating income of $70,425 in the second quarter of fiscal year 2016.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the three months ended March 31, 2017 was $12,686, compared to  $19,356 for the same period in fiscal year 2016.  The Company recorded a foreign currency transaction loss of $8,756 in the most recent quarter, compared to  $43,848 for the same period last year.

The income tax benefit for the three months ended March 31, 2017 was $824,033,  compared to $27,824 for the same period in fiscal year 2016.

The Company's net loss was $1,776,642 for the three months ended March 31, 2017,  as compared to net income of $35,045 in the same period of the prior year, as a result of the factors discussed above.

SIX MONTHS ENDED MARCH 31, 2017 COMPARED TO SIX MONTHS ENDED MARCH 31, 2016

The Company generated net revenues of $5,649,118 and net loss of  $3,142,823, or  $ (0.10) per basic and diluted common share, for the six months ended March 31, 2017, compared to net revenues of $13,003,460 and net income of $1,525,408, or $0.05 per basic and diluted common share, for the six months ended March 31, 2016.

Net revenues decreased  $7,354,342 on a 55 percent decrease in unit sales for the six months ended March 31, 2017, compared with the same period last year.  The principal factor in the decrease is the period to period impact of the tender shipments to Brazil in fiscal 2016.  For the six months ended March 31, 2016, there were 11.5 million units, or $6.0 million in net revenues, related to the Brazil tender.  The FC2 average sales price per unit decreased 2.5 percent compared with the same period last year due to changes in sales mix and a unit price reduction for all major public sector purchases effective April 1, 2016.

Cost of sales decreased  $2,036,549 to $2,719,179 in the six months ended March 31, 2017 from $4,755,728 for the same period last year.  The reduction is due to lower unit sales and the reduction of certain costs.

Gross profit decreased  $5,317,793, or 64 percent, to $2,929,939 for the six months ended March 31, 2017 from $8,247,732 for the six months ended March 31, 2016.  Gross profit margin for the six months ended March 31, 2017 was 52 percent of net revenues versus 63 percent of net revenues for the same period last year.  The reduction was due to the reduced unit price for all major public sector sales effective April 1, 2016 and higher fixed overhead unit costs due to lower unit sales as compared to the prior year period.  This reduction was partially offset by the favorable impact of currency exchange rates on material purchases in the six months ended March 31, 2017 as compared to the same period last year.

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

Selling, general and administrative expenses increased $64,363, or 1 percent, to $5,775,700 for the six months ended March 31, 2017 from $5,711,337 in the prior year period.  The increase is primarily due to costs for legal and accounting services associated with the APP Merger and personnel expenses.  These increases were partially offset by reduced payments due to our Brazilian distributor for marketing and management fees for the 2014 tender.

Research and development expenses increased  $1,534,747 to $1,608,162 for the six months ended March 31, 2017 from $73,415 in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired from the APP Merger.

Operating loss for the six months ended March 31, 2017 was $4,453,923, compared to operating income of $2,462,980 for the same period last year.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the six months ended March 31, 2017 was $22,307, compared to $47,152 for the same period in fiscal year 2016.  The Company recorded a foreign currency transaction loss of $20,695 in the six months ended March 31, 2017, compared to $88,791 for the same period last year.

The income tax benefit for the six months ended March 31, 2017 was $1,354,102, compared to an income tax expense of $801,629 for the same period in fiscal year 2016. The effective tax rate was 30.1 percent and 34.4 percent for the six months ended March 31, 2017 and 2016, respectively. The reduction in the effective tax rate is due to the non-deductible business acquisition expenses related to the APP Merger.

The Company's net loss was  $3,142,823 for the six months ended March 31, 2017, as compared to net income of $1,525,408 in the same period of the prior year, as a result of the factors discussed above.

Liquidity and Sources of Capital

The Company's operations used cash of $1.1 million in the six months ended March 31, 2017, which included a positive impact of changes in operating assets and liabilities of $2.3 million, compared with using cash of $1.3 million in the six months ended March 31, 2016, which included a negative impact of changes in operating assets and liabilities of $(4.0) million.

Accounts receivable and long-term other receivables decreased from $18.6 million at September 30, 2016 to $15.1 million at March 31, 2017.  The decrease is a result of a payment of $2.8 million received from Semina for orders shipped in fiscal 2015.  Semina’s total accounts receivable and long-term other receivables balance represents 87 percent of the Company’s accounts receivable and long-term other receivables balance at March 31, 2017.  In April 2017, the Company received a payment of $1.1 million from Semina.  Semina normally pays upon payment from the Brazilian Government; however, due to economic issues in Brazil the government has been slower in paying vendors.  The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 424 days.  Over the past five years, the Company’s bad debt expense has been less than 0.02 percent of product sales.

At March 31, 2017, the Company had working capital of $8.3 million and stockholders’ equity of $33.5 million compared to working capital of $19.3 million and stockholders’ equity of $34.8 million as of March 31, 2016.

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

On December 29, 2015, the Company entered into the Credit Agreement with BMO Harris Bank.  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited and all of the outstanding shares of APP.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at either March 31, 2017 or September 30, 2016.

As of March 31, 2017, based on the financial covenants in the Credit Agreement, there was no borrowing capacity under the BMO Harris Bank credit facility.  The Company is currently in discussions with BMO Harris Bank regarding possible adjustments to the financial covenants to provide the Company with borrowing capacity.

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

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the APP Merger, two purported derivative and class action lawsuits were filed against the Company in the Circuit Court of Cook County, Illinois, which were captioned Glotzer v. The Female Health Company, et al., Case No. 2016-CH-13815, and Schartz v. Parrish, et al., Case No. 2016-CH-14488.  On January 9, 2017 these two lawsuits were consolidated.  On March 31, 2017, the plaintiffs filed a consolidated complaint.  The consolidated complaint names as defendants the Company, the members of the Company's board of directors prior to the closing of the APP Merger and the members of the Company's board of directors after the closing of the APP Merger.  The consolidated complaint alleges, among other things, that the Company's directors breached their fiduciary duties, or aided and abetted such breaches, by consummating the APP Merger in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements and by causing the Company to issue the shares of its common stock and Series 4 Preferred Stock to the former stockholders of APP pursuant to the APP Merger in order to evade the voting requirements of the Wisconsin Business Corporation Law. The consolidated complaint also alleges that Mitchell S. Steiner, a director and the President and Chief Executive Officer of the Company and a co-founder of APP, and Harry Fisch, a director of the Company and a  co-founder of APP, were unjustly enriched in receiving shares of Common Stock and Series 4 Preferred Stock in the APP Merger.  Based on these allegations, the consolidated complaint seeks equitable relief, including rescission of the APP Merger, money damages, disgorgement of the shares of the Company’s common stock and Series 4 Preferred Stock issued to Dr. Steiner and Dr. Fisch, and costs and expenses of the litigation, including attorneys' fees.  The Company believes that this action is without merit and is vigorously defending itself.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: May 9, 2017

/s/ Mitchell Steiner

Mitchell Steiner,  President and

Chief Executive Officer

DATE: May 9, 2017

/s/ Daniel Haines

Daniel Haines,  Chief Financial Officer