Form 10-Q
period 2017-06-30
VERU INC.
filed 2017-08-09
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13602

Veru Inc.

(Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State of Incorporation)	(I.R.S. Employer Identification No.)

4400 Biscayne Boulevard, Suite 888 Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

305-509-6897

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

As of August 4, 2017, the registrant had 53,208,439  shares of $0.01 par value common stock outstanding.

VERU INC.

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

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
ASSETS
Current Assets:
Cash	$2,671,132	$2,385,082
Accounts receivable, net	5,760,147	10,775,200
Income tax receivable	37,104	2,387
Inventory, net	2,765,369	2,492,644
Prepaid expenses and other current assets	800,814	634,588
TOTAL CURRENT ASSETS	12,034,566	16,289,901

PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,165,498	4,625,472
Leasehold improvements	300,752	323,147
Less accumulated depreciation and amortization	(3,793,950)	(4,123,532)
Plant and equipment, net	672,300	825,087

Other trade receivables	7,837,500	7,837,500
Other assets	183,317	189,219
Deferred income taxes	9,027,096	13,482,000
Intangible assets, net	20,793,084	—
Goodwill	6,878,932	—
TOTAL ASSETS	$57,426,795	$38,623,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,915,772	$701,035
Accrued expenses and other current liabilities	1,593,830	2,380,571
Unearned revenue	964,382	—
Accrued compensation	396,893	264,871
TOTAL CURRENT LIABILITIES	4,870,877	3,346,477

LONG-TERM LIABILITIES
Other liabilities	1,233,750	1,233,750
Deferred rent	61,442	—
Deferred income taxes	465,766	110,069
TOTAL LIABILITIES	6,631,835	4,690,296

Series 4 Preferred Stock	17,981,883	—
Commitments and Contingencies	—	—
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	335,220	312,740
Additional paid-in-capital	72,449,908	69,660,010
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(31,583,927)	(27,651,215)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	32,813,077	33,933,411
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,426,795	$38,623,707

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2017	2016

Net revenues	$4,314,068	$5,560,776

Cost of sales	2,019,154	2,327,583

Gross profit	2,294,914	3,233,193

Operating expenses:
Selling, general and administrative	3,134,239	2,361,951
Research and development	426,811	22,723
Total operating expenses	3,561,050	2,384,674

Operating (loss) income	(1,266,136)	848,519

Non-operating expenses:
Interest and other expense, net	(13,323)	(7,399)
Foreign currency transaction loss	(20,143)	(39,651)
Total non-operating expenses	(33,466)	(47,050)

(Loss) income before income taxes	(1,299,602)	801,469

Income tax (benefit) expense	(509,713)	231,211

Net (loss) income	$(789,889)	$570,258

Net (loss) income per basic common share outstanding	$(0.03)	$0.02

Basic weighted average common shares outstanding	30,991,247	28,655,970

Net (loss) income per diluted common share outstanding	$(0.03)	$0.02

Diluted weighted average common shares outstanding	30,991,247	29,054,147

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	June 30,
	2017	2016

Net revenues	$9,963,186	$18,564,236

Cost of sales	4,738,333	7,083,311

Gross profit	5,224,853	11,480,925

Operating expenses:
Selling, general and administrative	8,909,939	8,073,288
Research and development	2,034,973	96,138
Total operating expenses	10,944,912	8,169,426

Operating (loss) income	(5,720,059)	3,311,499

Non-operating expenses:
Interest and other expense, net	(35,630)	(54,551)
Foreign currency transaction loss	(40,838)	(128,442)
Total non-operating expenses	(76,468)	(182,993)

(Loss) income before income taxes	(5,796,527)	3,128,506

Income tax (benefit) expense	(1,863,815)	1,032,840

Net (loss) income	$(3,932,712)	$2,095,666

Net (loss) income per basic common share outstanding	$(0.13)	$0.07

Basic weighted average common shares outstanding	30,983,271	28,647,275

Net (loss) income per diluted common share outstanding	$(0.13)	$0.07

Diluted weighted average common shares outstanding	30,983,271	29,058,576

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2016	$—	31,273,954	$312,740	$69,660,010	$(581,519)	$(27,651,215)	$(7,806,605)	$33,933,411

Share-based compensation	—	247,999	2,480	440,871	—	—	—	443,351
Issuance of 2,000,000 shares of common stock in connection with the APP Merger.	—	2,000,000	20,000	1,806,097	—	—	—	1,826,097
Issuance of 2,585,379 warrants in connection with the APP Merger.	—	—	—	542,930	—	—	—	542,930
Net loss	—	—	—	—	—	(3,932,712)	—	(3,932,712)
Balance at June 30, 2017	$—	33,521,953	$335,220	$72,449,908	$(581,519)	$(31,583,927)	$(7,806,605)	$32,813,077

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES
Net (loss) income	$(3,932,712)	$2,095,666
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	267,193	327,632
Amortization of intangible assets	106,916	—
Share-based compensation	527,785	364,700
Warrants issued	542,930	—
Deferred income taxes	(1,989,399)	789,197
Loss on disposal of fixed assets	9,973	496
Changes in current assets and liabilities, net of effects of acquisition of a business:
Decrease (increase) in accounts receivable	5,022,028	(4,548,253)
Decrease (increase) in income tax receivable	(34,717)	(7,749)
Decrease (increase) in inventory	(131,684)	(592,256)
Decrease (increase) in prepaid expenses and other assets	(159,985)	10,750
(Decrease) increase in accounts payable	127,525	(17,939)
(Decrease) increase in unearned revenue	964,382	—
(Decrease) increase in accrued expenses and other current liabilities	(914,763)	686,051
Net cash provided by (used in) operating activities	405,472	(891,705)

INVESTING ACTIVITIES
Capital expenditures	(119,422)	(3,425)
Net cash used in investing activities	(119,422)	(3,425)

Net increase (decrease) in cash	286,050	(895,130)
Cash at beginning of period	2,385,082	4,105,814

CASH AT END OF PERIOD	$2,671,132	$3,210,684

Supplemental Disclosure of Cash Flow Information:
Cash payments for income taxes paid	$215,893	$276,284
Schedule of noncash financing and investing activities:
Issuance of common stock in connection with the APP Merger	$1,826,097	—
Issuance of Series 4 Preferred Stock in connection with the APP Merger	$17,981,883	—
Reduction of accrued expense upon issuance of shares	$22,176	—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

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

Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2016.

Principles of Consolidation and Nature of Operations

Veru Inc. (Veru or the Company) is a biopharmaceutical company focused on urology and oncology.  The Company does business as both "Veru Healthcare" and "The Female Health Company."  On July 31, 2017, the Company changed its corporate name from The Female Health Company to Veru Inc.

Veru specifically focuses on the development and commercialization of pharmaceutical products that qualify for FDA's 505(b)(2) regulatory approval pathway, which is designed to allow for potentially expedited regulatory approval based on a previously established safety and efficacy profile of the product.  The Company is developing products under the 505(b)(1) pathway as well, which is the traditional new drug application (NDA) pathway.  The Company is currently developing prescription products for benign prostatic hyperplasia (BPH or enlarged prostate), hot flashes associated with prostate cancer hormone treatment, male infertility and novel oral chemotherapy for a variety of malignancies, including metastatic prostate, breast and ovarian cancers.  In addition, the Company initiated selling the FC2 Female Condom® in the US via prescription in April 2017 through its own dedicated sales force.  The Company also sells PREBOOST® (4% benzocaine medicated individual wipe), which is a male genital desensitizing drug for the prevention of premature ejaculation, direct to consumers.

The Company’s division, The Female Health Company, manages the Global Public Health Division, which is focused on the global public health sector FC2 business.  This division manufactures and markets the Company’s Female Condom (FC2) to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiaries, The Female Health Company (UK) plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the acquisition of APP through the merger of a wholly owned subsidiary of the Company into APP (the APP Merger) (see Note 3, APP Merger Transaction), the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer health care product, the FC2 female condom.  The Female Health Company Limited, is the holding company of The Female Health Company (UK) plc, which is located in London, England (collectively the U.K. subsidiary). The Female Health Company (M) SDN.BHD leases a manufacturing facility located in Selangor D.E., Malaysia (the Malaysia subsidiary).  The Company headquarters is located in Miami, Florida and a regional office is located in Chicago, Illinois, both in leased office facilities.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 144 countries. It is marketed to consumers through distributors, public health programs and retailers in 16 countries.

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the most recent order of 15 million units under the Brazil tender, the Company has agreed to up to 360 day credit terms with our distributor in Brazil subject to earlier payment upon receipt of payment by the distributor from the Brazilian Government.  For the past twelve months, the Company's average days’ sales outstanding has averaged approximately 429 days.  The balance in the allowance for doubtful accounts was $38,000  at both June 30, 2017 and September 30, 2016.

Unearned Revenue

FC2 is distributed in the U.S. prescription channel principally through the retail pharmacy, which initiates through large pharmaceutical wholesalers in the U.S.  Unearned revenue as of June 30, 2017 was $964,382 and was com-prised mainly of sales made to wholesalers. We lack the experiential data which would allow us to estimate returns; therefore, as of June 30, 2017, we have determined that we do not yet meet the criteria for the recognition of reve-nue at the time of shipment to wholesalers as allowances for returns cannot be reasonably estimated. Accordingly, the Company deferred recognition of revenue on prescription products sold to wholesale distributors until the right of return no longer exists, which occurs at the earlier of the time the prescription products were dispensed through patient prescriptions or expiration of the right of return. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Unaudited Condensed Consoli-dated Statement of Operations.

Restricted cash

Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the funds’ provider. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was $134,247 and $134,443 at June 30, 2017 and September 30, 2016, respectively, and is included in cash on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Foreign Currency and Change in Functional Currency

The Company recognized a foreign currency transaction loss of  $20,143 and  $40,838 for the three and nine months ended June 30, 2017,  respectively, compared to a loss of  $39,651 and  $128,442 for the three and nine months ended June 30, 2016, respectively. The consistent use of the U.S. dollar as functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. As a result of the U.S. dollar being the functional currency of the Company and all of its subsidiaries, comprehensive income is equivalent to the reported net income.

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

Series 4 Preferred Stock

The Company issued 546,756 shares of Class A Convertible Preferred Stock – Series 4 (the Series 4 Preferred Stock) in connection with the completion of the APP Merger on October 31, 2016. The Series 4 Preferred Stock is classified as temporary equity in the balance sheet due to the requirement that the Company redeem the Series 4 Preferred Stock for cash upon certain events, including liquidation or sale of the Company or the 20th anniversary of the date of issuance of the Series 4 Preferred Stock. The carrying values of the Series 4 Preferred Stock were not adjusted to the cash redemption price of such shares because it is not considered probable that the shares will be redeemed for cash. The outstanding shares of Series 4 Preferred Stock automatically converted into shares of the Company’s common stock effective July 31, 2017 as described in Note 11,  Subsequent Events.

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

Reclassifications

Certain items in the September 30, 2016 consolidated financial statements have been reclassified to conform to the June 30, 2017 presentation.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding - basic	30,991,247	28,655,970	30,983,271	28,647,275
Net effect of dilutive securities:
Options	—	1,624	—	14,748
Unvested restricted shares	—	396,553	—	396,553
Total net effect of dilutive securities	—	398,177	—	411,301
Weighted average common shares outstanding - diluted	30,991,247	29,054,147	30,983,271	29,058,576
(Loss) income per common share – basic	$(0.03)	$0.02	$(0.13)	$0.07
(Loss) income per common share – diluted	$(0.03)	$0.02	$(0.13)	$0.07

Options to purchase 297,500 shares of common stock, warrants to purchase 2,585,379 shares of common stock, and 198,750 unvested restricted shares that were outstanding during the three and nine months ended June 30, 2017 were not included in the computation of diluted net loss per share because their effect was anti-dilutive.  Series 4 Preferred Stock is convertible into common stock; however, there were not sufficient common shares for conversion during the three and nine months ended June 30, 2017,  and therefore the Series 4 Preferred Stock is not included in the calculation.  Options to purchase approximately 90,000 and 17,500 shares of common stock at exercise prices of $3.92 per share and $1.82 per share, respectively, that were both outstanding during the three and nine months ended June 30, 2016 were not included in the computation of diluted net income per share because their effect was anti-dilutive.    All other outstanding stock options and unvested restricted shares were included in the computation of diluted net income per share for the three and nine months ended June 30, 2016.

Note 3 – APP Merger Transaction

On October 31, 2016, as part of the Company's strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed its acquisition of APP through the APP Merger. APP is a company focused on the development and commercialization of pharmaceutical and consumer health products for men's and women's health and oncology. For men, product and product candidates are in the areas of benign prostatic hyperplasia, male infertility, amelioration of side effects of hormonal prostate cancer therapies, gout, sexual dysfunction, and prostate cancer.  For women, product candidates are for advanced breast and ovarian cancers and for female sexual health.

The APP Merger was pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2016, (the Amended Merger Agreement), among the Company, APP, and the Company’s wholly owned subsidiary Blue Hen Acquisition, Inc. (APP Merger Sub). Pursuant to the Amended Merger Agreement, on October 31, 2016, APP became a wholly-owned subsidiary of the Company through the merger of APP Merger Sub with and into APP with APP continuing as the surviving corporation. Consummation of the APP Merger did not require the current approval of the Company’s shareholders.

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

The outstanding shares of Series 4 Preferred Stock automatically converted into shares of the Company’s common stock effective July 31, 2017 as described in Note 11, Subsequent Events

Each of Harry Fisch, M.D., Karen Fisch, K&H Fisch Family Partners, LLC and Mitchell Steiner, M.D., has entered into an Amended and Restated Lock-Up Agreement (the Lock-Up Agreements) with the Company which generally prohibits each such holder from transferring 75% of the shares of the Company’s common stock and Series 4 Preferred Stock the holder is entitled to receive in the APP Merger for a period of 18 months following the closing of the APP Merger.

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

In connection with the APP Merger, the Company entered into a Registration Rights Agreement (the RRA) with the former APP stockholders granting them certain “Demand” and “Piggyback” registration rights for a period of up to 5 years. The Company will pay for the expenses of registration and related costs but not the selling expenses related thereto. The Company is only required to use its best efforts and in the event the registration does not occur, the Company is not required to pay any compensation to the former APP stockholders. The Company has evaluated the RAA under ASC 825-20, Registration Payment Arrangements, and determined accounting recognition is not required.

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

The Company incurred $1,396 and $935,781 in acquisition-related costs which were recorded within operating expenses for the three and nine months ended June 30, 2017, respectively, compared to $833,739 and $1,014,037 for the three and nine months ended June 30, 2016, respectively.

The following table summarizes the fair value of assets acquired and liabilities assumed on October 31, 2016:

Recognized amounts of identifiable assets acquired:
Cash	$43,118
Accounts receivable	6,975
Inventory	141,041
Prepaid expenses and other	339
Equipment, furniture, and fixtures	1,290
Intangible assets:
In-process research and development	18,000,000
Developed technology - PREBOOST®	2,400,000
Covenants not-to-compete	500,000
Total intangible assets	20,900,000
21,092,763
Recognized amounts of identifiable liabilities assumed:
Accounts payable	(1,087,212)
Accrued expenses	(276,503)
Deferred tax liabilities	(6,800,000)
(8,163,715)
Total identifiable net assets acquired	12,929,048
Goodwill	6,878,932
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

Pro Forma Financial Information

The amounts of pro forma, unaudited net revenues and net (loss) income of the combined entity had the acquisition date been October 1, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues	$4,314,068	$5,565,805	$9,964,330	$18,577,061
Net (loss) income	$(789,889)	$(304,565)	$(4,500,067)	$283,884

In connection with the APP Merger, a consolidated complaint has been filed against the Company and its directors alleging breach of fiduciary duty. The Company intends to vigorously defend this lawsuit.

NOTE 4 - Inventory

Inventory consists of the following components at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
FC2
Raw material	$439,104	$670,802
Work in process	69,164	—
Finished goods	2,437,165	1,834,958
Inventory, gross	2,945,433	2,505,760
Less: inventory reserves	(294,884)	(13,116)
FC2, net	2,650,549	2,492,644
PREBOOST®
Finished goods	114,820	—
Inventory, net	$2,765,369	$2,492,644

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

The completion of the APP Merger (see Note 3,  APP Merger Transaction) resulted in a default in the Company's compliance with certain covenants in the Credit Agreement and constituted an "event of default" under the Credit Agreement.

On November 28, 2016, the Company, Badger Acquisition Sub, Inc., wholly owned subsidiary of the Company, APP and BMO Harris Bank entered into a Third Amendment to the Credit Agreement (the Amendment).  Pursuant to the Amendment, BMO Harris Bank waived the defaults in the Company's compliance with the covenants in the Credit Agreement as a result of the completion of the merger transaction with APP and APP became a co-borrower under the Credit Agreement.  As a result, the revolving line of credit remains in effect under the terms of the Credit Agreement until the end of its term on December 29, 2017.

No amounts were outstanding under the Credit Agreement at either June 30, 2017 or September 30, 2016.

NOTE 6 – Share-Based Payments

In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan which is utilized to provide equity opportunities and performance–based incentives to attract, retain and motivate those persons who make (or are expected to make) important contributions to the Company.  A total of 2 million shares are available for issuance under this plan. As of June 30, 2017, a total of 1,824,802 shares had been granted under the plan and not forfeited or are subject to outstanding commitments to issue shares under the plan,  of which 297,500 shares were in the form of stock options and the remainder were in the form of restricted stock or other share grants.  On July 28, 2017, the Company's shareholders approved the 2017 Equity Incentive Plan, which replaces the 2008 Stock Incentive Plan.  No further awards will be made under the 2008 Stock Incentive Plan.  A total of 4.7 million shares are available for issuance under the 2017 Equity Incentive Plan.

Stock Options

The Company granted 190,000 options at an exercise price of $0.95 to an outside director and an employee under the 2008 Stock Incentive Plan during the nine months ended June 30, 2017.  The Company did not grant any options during the three months ended June 30, 2017.  Options issued under this plan expire in 10 years with vesting over a one-year period from the grant date.  The Company granted 17,500 options to certain employees under the 2008 Stock Incentive Plan during the three and nine months ended June 30, 2016.  Options issued under this plan expire in 10 years with vesting over a two-year period with one-half vesting on the first anniversary of the grant date and one-half vesting on the second anniversary of the grant date.    Based on the Company’s history of prior forfeitures and future expectations it was determined that there would be no forfeiture rate used for these grants.

Compensation expense is recognized only for share-based payments expected to vest. Stock compensation expense related to options was approximately $20,509 and $58,356 for the three and nine months ended June 30, 2017, respectively.    No stock compensation expense related to options was recognized for the three and nine months ended June 30, 2016.

During the nine months ended June 30, 2017, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

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

There were 90,000 stock options granted under the 1997 Stock Option Plan that expired during the nine months ended June 30, 2017.  The 1997 Stock Option Plan expired on December 31, 2006, and no more options are outstanding under the plan.

No stock options were exercised during the three and nine months ended June 30, 2017 or 2016.

The following table summarizes the stock options outstanding and exercisable at June 30, 2017:

	Options	Weighted			Options	Weighted
	Outstanding	Average	Weighted	Aggregate	Exercisable	Average	Weighted	Aggregate
	at June	Remaining	Average	Intrinsic	at June	Remaining	Average	Intrinsic
	30, 2017	Life (years)	Exercise Price	Value	30, 2017	Life (years)	Exercise Price	Value
Total	297,500	7.06	$1.90	$19,000	90,000	1.92	$3.92	$—

The aggregate intrinsic value in the table above is before income taxes, based on the closing price of the Company’s common stock of $1.05 per share as of the last business day of the period ended June 30, 2017.  As of June 30, 2017, the Company had unrecognized compensation expense  of $29,085 related to unvested stock options.  These expenses will be recognized over approximately 0.76 years.

Restricted Stock

The Company issues restricted stock to employees, directors and consultants. Such issuances may have vesting periods that range from one to three years.  In addition, the Company has issued stock awards to certain employees that provide for future issuance contingent on continued employment for periods that range from one to three years.

During the nine months ended June 30, 2017, the Company granted a total of 190,000 shares of restricted stock or shares issuable pursuant to promises to issue shares of common stock. The fair value of the awards granted was approximately $181,000. All such shares of restricted stock vest and all such shares must be issued pursuant to the vesting period noted, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting or issuance.  There were zero and 26,500 shares of restricted stock forfeited during the three and nine months ended June 30, 2017, respectively.

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

The Company recognized share-based compensation expense for restricted stock or promises to issue shares of common stock of approximately $49,000 and $352,000 for the three and nine months ended June 30, 2017, respectively.  Share-based compensation expense for restricted stock or promises to issue shares of common stock for the three and nine months ended June 30, 2016 was approximately $107,000 and $362,000, respectively, of which $81,000 was included in accrued expenses at June 30, 2016.  This compensation expense was included in operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016.  As of June 30, 2017, there was approximately $72,000, representing approximately 71,000 unvested shares, of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Company’s equity compensation plans. This unrecognized cost will be recognized over the weighted average period of the next 0.38 years.

Common Stock Purchase Warrants

In connection with the closing of the APP Merger, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the Financial Advisor Warrant).  The Financial Advisor Warrant has a five-year term, a cashless exercise feature and a strike price equal to $1.93 per share, the average price of the Company's common stock for the ten-day period preceding the original announcement of the APP Merger on April 6, 2016. The fair value of the Financial Advisor Warrant is based on the closing price of the Company's common stock on October 31, 2016 of $0.95. The fair value of the Financial Advisor Warrant of $542,930 was estimated at the date of grant using the Black-Scholes option pricing model assuming expected volatility of 47.2 percent, risk-free interest rate of 1.31 percent, expected life of five years, and no dividend yield. The Financial Advisor Warrant vested upon issuance. Half of the shares subject to the Financial Advisor Warrant, or 1,292,690 shares, are locked-up for  a period of 18 months from the issuance date. The Financial Advisor Warrant is recorded as a component of additional paid-in-capital and the Financial Advisor Warrant expense is included in operating expenses for the nine months ended June 30, 2017.

Restricted Stock Units

In connection with the closing of the APP Merger, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vest on October 31, 2018. The restricted stock units will be settled in the Company’s common stock if, prior to the vesting date, the Company receives shareholder approval under NASDAQ Rule 5635(c) to increase the number of authorized shares under the 2008 Stock Incentive Plan sufficient to issue such shares or adopt a new plan under which such shares would be issued. With the approval of the 2017 Equity Incentive Plan by shareholders on July 28, 2017, such restricted stock units will be settled in common stock issued under the 2017 Equity Incentive Plan. The restricted stock units will be revalued monthly using the Company’s current stock price on the last business day of the month during the vesting period of two years.  Stock compensation expense related to the restricted stock units was approximately $26,415 and $66,318 for the three and nine months ended June 30, 2017, respectively, and is recorded as a component of accrued expenses and other current liabilities.  The fair value of the restricted stock units is approximately $199,500 as of June 30, 2017.

Stock Appreciation Rights

In connection with the closing of the APP Merger, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vest on October 31, 2018. The stock appreciations rights have a ten-year term.  Exercise price per share was $0.95, which was the closing price of a share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Merger. The stock appreciation rights will be settled in the Company’s common stock if, prior to the exercise date, the Company receives shareholder approval under NASDAQ Rule 5635(c) to increase the number of authorized shares under the 2008 Stock Incentive Plan sufficient to issue such shares or adopt a new plan under which such shares would be issued.  With the approval of the 2017 Equity Incentive Plan by shareholders on July 28, 2017, such stock appreciation rights will be settled in common stock issued under the 2017 Equity Incentive Plan. The stock appreciation rights will be measured using the option-pricing model (Black-Scholes) to estimate the fair value.  The fair value will be updated monthly based on current information over the vesting period of two years.  Stock compensation expense related to the stock appreciation rights was approximately $9,542 and $26,229 for the three and nine months ended June 30, 2017, respectively, and is recorded as a component of accrued expenses and other current liabilities.  The fair value of the stock appreciation rights is approximately $78,900 as of June 30, 2017.

NOTE 7 - Industry Segments and Financial Information About Foreign and Domestic Operations

The Company currently operates in one industry segment which includes the development, manufacture and marketing of consumer health care products.

The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows (in thousands):

	Net Revenues to External Customers for					Long-Lived Asset As Of
	the Nine Months Ended June 30,					June 30,	September 30,
	2017		2016			2017	2016
Mozambique	$1,430	(1)	$	*		$—	$—
Zimbabwe	1,271	(1)		2,478	(1)	—	—
South Africa	955			*		—	—
Cameroon	891			*		—	—
United States	790			1,847		35,721	7,963
Nigeria	696			*		—	—
Brazil	*			6,008	(1)	—	—
Malaysia	*			*		567	796
United Kingdom	*			*		77	93
Other	3,930			8,231		—	—
Total	$9,963			$18,564		$36,365	$8,852

*  Countries with less than 5 percent of total net revenues.

(1) Countries exceeding 10 percent of total net revenues.

At June 30, 2017 the Company had two customers whose current accounts receivable balance represented 25 percent and 15 percent of current assets, respectively.  At September 30, 2016 the Company had one customer whose current accounts receivable balance represented 49 percent of current assets.    No other single customer’s current accounts receivable balance accounted for more than 10 percent of current assets as of June 30, 2017 or September 30, 2016.  There was one customer whose accounts receivable and other long-term receivables balance represented 80 percent and 85 percent of accounts receivable and other long-term receivables at June 30, 2017 and September 30, 2016, respectively. There were two and three customers who each exceeded 10 percent of net revenues for the nine months ended June 30, 2017 and 2016, respectively.

NOTE 8 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $10 million for FC2 and PREBOOST®.

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

As of June 30, 2017, the Company had U.S. federal and state net operating loss carryforwards of approximately $11,705,000 and $11,425,000, respectively, for income tax purposes expiring in years 2021 to 2034.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $60,863,000 as of June 30, 2017, which can be carried forward indefinitely to be used to offset future U.K. taxable income.  With the demand for FC2, the Company expects utilization of its net operating losses in both the U.K. and the U.S. will continue.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax (benefit) expense at statutory rates	$(442,000)	$273,000	$(1,971,000)	$1,064,000
State income tax (benefit) expense, net of federal benefits	(66,000)	46,000	(295,000)	165,000
Non-deductible business acquisition expenses	29,000	1,000	182,000	4,000
Non-deductible expenses - other	10,000	—	14,000	—
Effect of AMT expense	—	(7,000)	—	20,000
Effect of lower foreign income tax rates	(12,955)	(103,442)	189,422	(258,215)
Other	(27,758)	21,653	16,763	38,055
Income tax (benefit) expense	$(509,713)	$231,211	$(1,863,815)	$1,032,840

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	September 30,
Deferred Tax Assets	2017	2016
Federal net operating loss carryforwards	$5,453,454	$2,756,000
State net operating loss carryforwards	594,777	400,000
AMT credit carryforward	489,000	489,000
Foreign net operating loss carryforwards – U.K.	11,213,096	10,955,000
Foreign capital allowance – U.K.	112,000	112,000
Other, net - Malaysia	9,850	9,850
Restricted stock – U.K.	1,000	1,000
Share-based compensation	127,402	101,000
Warrants	212,367	—
Deemed dividend - Malaysia	942,000	942,000
Other, net - U.S.	25,000	25,000
Gross deferred tax assets	19,179,946	15,790,850
Valuation allowance for deferred tax assets	(2,299,000)	(2,299,000)
Net deferred tax assets	16,880,946	13,491,850
Deferred Tax Liabilities:
Intangible assets	(8,204,000)	—
Foreign capital allowance – Malaysia	(115,616)	(119,919)
Gross deferred tax liabilities	(8,319,616)	(119,919)
Net deferred tax assets	$8,561,330	$13,371,931

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	June 30,	September 30,
	2017	2016
Long term deferred assets	$9,027,096	$13,482,000
Long term deferred liabilities	(465,766)	(110,069)
Total	$8,561,330	$13,371,931

Note 10 – Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill is as follows:

Balance at September 30, 2016	$—
Goodwill arising from APP Merger	6,878,932
Balance at June 30, 2017	$6,878,932

 Intangible assets

The gross carrying amounts and net book value of intangible assets are as follows at June 30, 2017:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$59,297	$2,340,703
Covenants not-to-compete	500,000	47,619	452,381
Total intangible assets with finite lives	2,900,000	106,916	2,793,084
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$106,916	$20,793,084

Intangible assets are carried at cost less accumulated amortization. Amortization is over the projected related revenue stream for the PREBOOST® developed technology over the next 10 years and 7 years for the covenants not-to-compete,  and the amortization expense is recorded in operating expenses.

Amortization expense was $40,094 and $106,916 for the three and nine months ended June 30, 2017, respectively, and $0 for both the three and nine months ended June 30, 2016. Based on finite-lived intangible assets recorded as of June 30, 2017, the estimated future amortization expense is as follows:

Estimated
Year Ending September 30,	Amortization Expense
2017	$40,093
2018	275,262
2019	309,234
2020	316,368
2021	323,706
Thereafter	1,528,421
Total	$2,793,084

Note 11 – Subsequent Events

On July 28, 2017, the Company held a Special Meeting at which the Company’s stockholders approved, among other proposals, an increase in the number of authorized shares of common stock from 38,500,000 to 77,000,000 and approval of the issuance of common stock upon conversion of the Series 4 Preferred Stock. As such, the Series 4 Preferred Stock will convert to common stock as described in Note 4. In addition, the Stock Appreciation Rights and Restricted Stock Units described in Note 6 will be reclassified to the equity section of the balance sheet, as the Company now has available authorized shares to settle these awards.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc. is a biopharmaceutical company focused on urology and oncology.  The Company does business as both "Veru Healthcare" and "The Female Health Company."  On July 31, 2017, the Company changed its corporate name from The Female Health Company to Veru Inc.

Veru specifically focuses on the development and commercialization of pharmaceutical products that qualify for FDA's 505(b)(2) regulatory approval pathway, which is designed to allow for potentially expedited regulatory approval based on a previously established safety and efficacy profile of the product.  The Company is developing products under the 505(b)(1) pathway as well, which is the traditional new drug application (NDA) pathway.  The Company is currently developing prescription products for benign prostatic hyperplasia (BPH or enlarged prostate), hot flashes associated with prostate cancer hormone treatment, male infertility and novel oral chemotherapy for a variety of malignancies, including metastatic prostate, breast and ovarian cancers.  In addition, the Company initiated selling the FC2 Female Condom® in the US via prescription in April 2017 through its own dedicated sales force. The Company also sells PREBOOST® (4% benzocaine medicated individual wipe), which is a male genital desensitizing drug for the prevention of premature ejaculation, direct to consumers.

The Company’s division, The Female Health Company, manages the Global Public Health Division, which is focused on the global public health sector FC2 business.  This division manufactures and markets the Company’s Female Condom (FC2) to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

On October 31, 2016, as part of the Company's strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed its acquisition of APP through the merger of a wholly owned subsidiary of the Company into APP (the APP Merger) with Aspen Park Pharmaceuticals, Inc. (APP). APP is a company focused on the development and commercialization of pharmaceutical and consumer health products for men's and women's health and oncology. For men, product and product candidates are in the areas of benign prostatic hyperplasia, male infertility, amelioration of side effects of hormonal prostate cancer therapies, gout, sexual dysfunction, and prostate cancer.  For women, product candidates are for advanced breast and ovarian cancers and for female sexual health.  APP was originally formed on June 9, 2014, has not had significant revenues and has incurred losses since inception.

On August 12, 2016, the FDA agreed that the Company's Tamsulosin DRS medication, a proprietary slow release granules formulation for the treatment of benign prostatic hyperplasia (BPH), a $3.5 billion market, qualifies for the accelerated 505(b)(2) regulatory approval pathway and with APP's plans to conduct a single bioequivalence study to support the filing of a new drug application (NDA).  In March 2017, the Company initiated a bioequivalence clinical study for Tamsulosin DRS and in April 2017 announced the successful completion of Stage 1 of the bioe-quivalence clinical study, which selected the optimal formulation of our proprietary Tamsulosin DRS product.  The selected Tamsulosin DRS formulation advances to the second and final stage of the bioequivalence clinical study.  The Company plans to submit an NDA in early 2018 and, if approved, launch the approved product in late 2018 or early 2019.

On October 31, 2016, the Company completed an interim analysis of the double-blind, randomized placebo controlled clinical trial of its novel PREBOOST® product.  The Company announced the launch of PREBOOST® in the United States on January 9, 2017.

The Company accepted an invitation from the FDA to present at the meeting of the Bone, Reproductive and Urologic Drugs (BRUD) Advisory Committee on December 6, 2016.  The Company presented an overview of its drug candidate for male infertility, VERU-722. The FDA uses advisory committees to obtain independent expert advice on scientific, technical and policy matters. At the meeting, the committee discussed appropriate clinical trial design features, including acceptable endpoints for demonstrating clinical benefit, for drugs intended to treat secondary hypogonadism (low testosterone levels) while preserving or improving testicular function, including spermatogenesis. At the meeting, the FDA Advisory Committee provided guidance for clinical trial design and endpoints. The committee agreed with the intended patient population to treat, recommended a short-term study, and supported the use of improvement of semen quality for such clinical endpoints as avoidance of aggressive assisted reproductive procedures such as in vitro fertilization or pregnancy. Based on this advice, the Company plans to advance VERU-722 into Phase 2 clinical trial in men with testicular dysfunction [severe oligospermia (low sperm count) and secondary hypogonadism] as a cause of male factor infertility.

On May 24, 2017, the Company announced that following a Pre-Investigational New Drug Application meeting with the U.S. Food and Drug Administration (FDA).   It plans to advance into Phase 2 clinical trial its proprietary drug candidate, VERU-944 (zuclomiphene), for the treatment of hot flashes in men receiving hormone therapy for prostate cancer utilizing the 505(b)(2) regulatory pathway. Initially VERU-944 will be developed as a oral agent for the treatment of hot flashes that are often associated with the use of androgen deprivation therapy (ADT) in men with advanced prostate cancer.  Approximately 80% of men receiving one of the common forms of ADT, including Lupron®, Eligard® and Firmagon®, experience hot flashes.  The IND is expected to be filed with FDA in Q1 2018.

Prior to the completion of the APP Merger, the Company had been a single product company, focused on manufacturing, marketing and selling the Female Condom (FC2).  FC2 is the only currently available female-controlled product approved for market by the FDA and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (STIs), including HIV/AIDS and the Zika virus.  Nearly all of the Company’s net revenues for the three and nine months ended June 30, 2017 were derived from sales of FC2.

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

In October 2014, the Company announced that Semina Indústria e Comércio Ltda (Semina), the Company’s distributor in Brazil, was awarded an exclusive contract under a public tender.  The contract was valid through August 20, 2015, allowing the Brazil Ministry of Health to place orders against this tender at its discretion.  Through the end of the contract, the Company received orders for 40 million units of FC2 in fulfillment of the tender, 11.5 million of which were shipped during the nine months ended June 30, 2016.

Details of the quarterly unit sales of FC2 for the last five fiscal years are listed below:

Period	2017	2016	2015	2014	2013
October 1 – December 31	6,389,320	15,380,240	12,154,570	11,832,666	17,114,630
January 1 – March 31	4,549,020	9,163,855	20,760,519	7,298,968	16,675,035
April 1 – June 30	8,466,004	10,749,860	14,413,032	13,693,652	12,583,460
July 1 - September 30		6,690,080	13,687,462	9,697,341	8,386,800
Total	19,404,344	41,984,035	61,015,583	42,522,627	54,759,925

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

Because the Company manufactures FC2 in a leased facility located in Malaysia, a portion of the Company's operating costs are denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in the U.S. dollar. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

The Company generated net revenues of $4,314,068 and net loss of $789,889, or $ (0.03) per basic and diluted common share, for the three months ended June 30, 2017, compared to net revenues of $5,560,776 and net income of $570,258, or $0.02 per basic and diluted common share, for the three months ended June 30, 2016.

Net revenues decreased  $1,246,708 on a 21 percent decrease in unit sales for the three months ended June 30, 2017, compared with the same period last year.  The principal factor in the decrease is the period to period impact of the timing of shipments for key customers.  The FC2 average sales price per unit decreased 1.5 percent compared with the same period last year due to changes in sales mix and a unit price reduction for all major public sector purchases effective April 1, 2016.

Cost of sales decreased  $308,429 to $2,019,154 in the three months ended June 30, 2017 from $2,327,583 for the same period last year.  The reduction is due to lower unit sales and the reduction of certain costs.

Gross profit decreased  $938,279, or 29 percent, to $2,294,914 for the three months ended June 30, 2017 from $3,233,193 for the three months ended June 30, 2016.  Gross profit margin for the three months ended June 30, 2017 was 53 percent of net revenues versus 58 percent of net revenues for the same period last year.  The reduction in gross profit margin was due to higher fixed overhead unit costs due to lower unit sales as compared to the prior year period.

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

Selling, general and administrative expenses increased  $772,288, or 33 percent, to $3,134,239 for the three months ended June 30, 2017 from $2,361,951 in the prior year period.  The increase is primarily due to higher personnel costs associated with increased headcount for our launch of FC2 into the prescription market.    This increase is partially offset by lower legal and consulting fees associated with the APP Merget in the prior year period.

Research and development expenses increased  $404,088 to $426,811 for the three months ended June 30, 2017 from $22,723 in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired from the APP Merger.

Operating loss for the three months ended June 30, 2017 was $1,266,136, compared to operating income of $848,519 in the second quarter of fiscal year 2016.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the three months ended June 30, 2017 was $13,323, compared to  $7,399 for the same period in fiscal year 2016.  The Company recorded a foreign currency transaction loss of $20,143 in the most recent quarter, compared to  $39,651 for the same period last year.

The income tax benefit for the three months ended June 30, 2017 was $509,713,  compared to income tax expense of $231,211 for the same period in fiscal year 2016.

The Company's net loss was $789,889 for the three months ended June 30, 2017, as compared to net income of $570,258 in the same period of the prior year, as a result of the factors discussed above.

NINE MONTHS ENDED JUNE 30, 2017 COMPARED TO NINE MONTHS ENDED JUNE 30, 2016

The Company generated net revenues of $9,963,186 and net loss of  $3,932,712, or  $ (0.13) per basic and diluted common share, for the nine months ended June 30, 2017, compared to net revenues of $18,564,236 and net income of $2,095,666, or $0.07 per basic and diluted common share, for the nine months ended June 30, 2016.

Net revenues decreased  $8,601,050 on a 45 percent decrease in unit sales for the nine months ended June 30, 2017, compared with the same period last year.  The principal factor in the decrease is the period to period impact of the tender shipments to Brazil in fiscal 2016.  For the nine months ended June 30, 2016, there were 11.5 million units, or $6.0 million in net revenues, related to the Brazil tender.  The FC2 average sales price per unit decreased 2.4 percent compared with the same period last year due to changes in sales mix and a unit price reduction for all major public sector purchases effective April 1, 2016.

Cost of sales decreased  $2,344,978 to $4,738,333 in the nine months ended June 30, 2017 from $7,083,311 for the same period last year.  The reduction is due to lower unit sales and the reduction of certain costs.

Gross profit decreased  $6,256,072, or 54 percent, to $5,224,853 for the nine months ended June 30, 2017 from $11,480,925 for the nine months ended June 30, 2016.  Gross profit margin for the nine months ended June 30, 2017 was 52 percent of net revenues versus 62 percent of net revenues for the same period last year.  The reduction was due to the reduced unit price for all major public sector sales effective April 1, 2016 and higher fixed overhead unit costs due to lower unit sales as compared to the prior year period.  This reduction was partially offset by the favorable impact of currency exchange rates on material purchases in the nine months ended June 30, 2017 as compared to the same period last year.

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

Selling, general and administrative expenses increased $836,651, or 10 percent, to  $8,909,939 for the nine months ended June 30, 2017 from  $8,073,288 in the prior year period.  The increase is primarily due to higher personnel costs associated with increased headcount for our launch of FC2 into the prescription market, and expenses recognized for the issuance of a warrant in connection with the APP Merger.  These increases were partially offset by reduced marketing and management expenses due to our Brazilian distributor associated with units delivered for the 2014 tender, and lower legal and consulting fees associated with the APP Merger in the prior year period.

Research and development expenses increased  $1,938,835 to $2,034,973 for the nine months ended June 30, 2017 from $96,138 in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired from the APP Merger.

Operating loss for the nine months ended June 30, 2017 was $5,720,059, compared to operating income of $3,311,499 for the same period last year.  The decrease was primarily a result of the factors discussed above.

Interest and other expense, net, for the nine months ended June 30, 2017 was $35,630, compared to $54,551 for the same period in fiscal year 2016.  The Company recorded a foreign currency transaction loss of $40,838 in the nine months ended June 30, 2017, compared to $128,442 for the same period last year.

The income tax benefit for the nine months ended June 30, 2017 was $1,863,815, compared to an income tax expense of $1,032,840 for the same period in fiscal year 2016. The effective tax rate was 32.2 percent and 33.0 percent for the nine months ended June 30, 2017 and 2016, respectively. The reduction in the effective tax rate is due to the non-deductible business acquisition expenses related to the APP Merger.

The Company's net loss was  $3,932,712 for the nine months ended June 30, 2017, as compared to net income of $2,095,666 in the same period of the prior year, as a result of the factors discussed above.

Liquidity and Sources of Capital

The Company's operations provided cash of $405,452 in the nine months ended June 30, 2017, which included a positive impact of changes in operating assets and liabilities of $4.9 million, compared with using cash of $0.9 million in the nine months ended June 30, 2016, which included a negative impact of changes in operating assets and liabilities of $4.5 million.

Accounts receivable and long-term other receivables decreased from $18.6 million at September 30, 2016 to $13.6 million at June 30, 2017.  The decrease is a result of payments totaling  $5.0 million received from Semina for orders shipped in fiscal 2015.  Semina’s total accounts receivable and long-term other receivables balance represents 80 percent of the Company’s accounts receivable and long-term other receivables balance at June 30, 2017.  Semina normally pays upon payment from the Brazilian Government; however, due to economic issues in Brazil the government has been slower in paying vendors.  The Company’s credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so the accounts receivable balance is also impacted by the mix of purchasers within the quarter.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion.  For the past twelve months, the Company's average days’ sales outstanding has been approximately 429 days.

At June 30, 2017, the Company had working capital of $7.2 million and stockholders’ equity of $32.8 million compared to working capital of $20.0 million and stockholders’ equity of $35.5 million as of June 30, 2016.

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

On December 29, 2015, the Company entered into the Credit Agreement with BMO Harris Bank.  The Credit Agreement provides the Company with a revolving line of credit of up to $10 million with a term that extends to December 29, 2017.  Borrowings under the Credit Agreement bear interest, at the Company’s option, at a base rate or at LIBOR plus 2.25%.  The Company is also required to pay a commitment fee at the rate of 0.10% per annum on the average daily unused portion of the revolving line of credit.  The Company's obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company and a pledge of 65% of the outstanding shares of The Female Health Company Limited and all of the outstanding shares of APP.    In addition to other customary representations, covenants and default provisions, the Company is required to maintain a minimum tangible net worth and to not to exceed a maximum total leverage ratio.  Among the non-financial covenants, the Company is restricted in its ability to pay dividends, buy back shares of its common stock, incur additional debt and make acquisitions above certain amounts.  No amounts are outstanding under the Credit Agreement at either June 30, 2017 or September 30, 2016.

As of June 30, 2017, based on the financial covenants in the Credit Agreement, there was no borrowing capacity under the BMO Harris Bank credit facility.  The Company is currently in discussions with BMO Harris Bank regarding possible adjustments to the financial covenants to provide the Company with borrowing capacity.

The completion of the APP Merger resulted in a default in the Company's compliance with certain covenants in the Credit Agreement and constituted an "event of default" under the Credit Agreement.  On November 28, 2016, the Company, Badger Acquisition Sub, Inc., APP and BMO Harris Bank entered into a Third Amendment to the Credit Agreement (the "Amendment").  Pursuant to the Amendment, BMO Harris Bank waived the defaults in the Company's compliance with the covenants in the Credit Agreement as a result of the completion of the APP Merger and APP became a co-borrower under the Credit Agreement.  As a result, the revolving line of credit remains in effect under the terms of the Credit Agreement until the end of its term on December 29, 2017.

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

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the APP Merger, two purported derivative and class action lawsuits were filed against the Company in the Circuit Court of Cook County, Illinois, which were captioned Glotzer v. The Female Health Company, et al., Case No. 2016-CH-13815, and Schartz v. Parrish, et al., Case No. 2016-CH-14488.  On January 9, 2017 these two lawsuits were consolidated.  On March 31, 2017, the plaintiffs filed a consolidated complaint.  The consolidated complaint names as defendants the Company, the members of the Company's board of directors prior to the closing of the APP Merger and the members of the Company's board of directors after the closing of the APP Merger.  The consolidated complaint alleges, among other things, that the Company's directors breached their fiduciary duties, or aided and abetted such breaches, by consummating the APP Merger in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements and by causing the Company to issue the shares of its common stock and Series 4 Preferred Stock to the former stockholders of APP pursuant to the APP Merger in order to evade the voting requirements of the Wisconsin Business Corporation Law. The consolidated complaint also alleges that Mitchell S. Steiner, a director and the President and Chief Executive Officer of the Company and a co-founder of APP, and Harry Fisch, a director of the Company and a  co-founder of APP, were unjustly enriched in receiving shares of Common Stock and Series 4 Preferred Stock in the APP Merger.  Based on these allegations, the consolidated complaint seeks equitable relief, including rescission of the APP Merger, money damages, disgorgement of the shares of the Company’s common stock and Series 4 Preferred Stock issued to Dr. Steiner and Dr. Fisch, and costs and expenses of the litigation, including attorneys' fees.  On May 5, 2017, the defendants filed a motion to dismiss the consolidated complaint.  That motion is fully briefed and set for ruling on or before August 18, 2017.  On June 29, 2017, the plaintiffs filed a motion for a temporary restraining order to enjoin the Company from holding a stockholder vote on the proposals to be voted upon at a special meeting of stockholders scheduled for July 28, 2017.  On July 24, 2017, the court entered an agreed order to permit the stockholder vote at the special meeting to proceed and for the Company to accept the vote and enact any proposal that satisfied a minimum required vote stipulated in the order.  The parties entered into the stipulation set forth in the agreed order solely for purposes of resolving the motion for a temporary restraining order on an agreed basis.  The parties otherwise reserved all of their legal and factual positions regarding the matters in dispute in the action.  The special meeting and stockholder vote took place as scheduled and plaintiffs have not sought further relief as regards their motion for temporary restraining order.  The Company believes that this action is without merit and is vigorously defending itself.

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

3.7

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company changing the corporate name to Veru Inc. and increasing the number of authorized shares of common stock to 77,000,000 shares. (7)

3.8	Amended and Restated By-Laws. (8)

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.7).

10.1	Fourth Amendment to Credit Agreement, effective as of March 31, 2017, among the Company, Aspen Park Pharmaceuticals, Inc., Badger Acquisition Sub, Inc. and BMO Harris Bank N.A. (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (10)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2016.

(2)	Incorporated herein by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on October 19, 1999.

(3)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 21, 2000.

(4)	Incorporated by reference to the Company's Registration Statement on Form SB‑2, filed with the Securities and Exchange Commission on September 6, 2002.

(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(6)	Incorporated herein by reference to the Company’s March 31, 2004 Form 10-QSB.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2017.

(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2013.

(9)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2017.

(10)

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

VERU INC.

DATE: August 9, 2017

/s/ Mitchell Steiner

Mitchell Steiner,  President and

Chief Executive Officer

DATE: August 9, 2017

/s/ Daniel Haines

Daniel Haines,  Chief Financial Officer