Form 10-K/A
period 2017-09-30
VERU INC.
filed 2018-01-05
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As used in this report, the terms “we,” “us,” “our,” “Veru” and the “Company” mean Veru Inc. and its subsidiaries collectively, including Aspen Park Pharmaceuticals, Inc. from and after October 31, 2016, unless the context indicates another meaning, and the term “common stock” means shares of our common stock, par value of $0.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Veru Inc. (the “Company”) for the fiscal year ended September 30, 2017 filed on January 2, 2018 is being filed solely for the purpose of correcting an error contained in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital” in the amounts of cash, net trade accounts receivable and current trade accounts payable as of December 6, 2017. There was an inadvertent failure to update these amounts in the original Form 10-K filed on January 2, 2018 from the amounts reported in the prior year’s Form 10-K as of December 9, 2016. This Amendment No. 1 also changes the reference to net loss for the year ended September 30, 2017 to net loss attributable to common shareholders. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Exhibits 31.1 and 31.2 have also been filed with this Amendment No. 1. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company has updated the dates of the certifications contained therein. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the fling date of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc. is a biopharmaceutical company focused on urology and oncology. The Company does business as both “Veru Healthcare” and “The Female Health Company.” On July 31, 2017, the Company changed its corporate name from The Female Health Company to Veru Inc.

Veru utilizes the U.S. Food and Drug Administration’s (FDA) 505(b)(2) regulatory approval pathway to develop and commercialize drug candidates. The FDA’s 505(b)(2) regulatory approval pathway is designed to allow for potentially expedited, lower cost and lower risk regulatory approval based on previously established safety, efficacy, and manufacturing information on a drug that has been already approved by FDA for the same or a different indication. Veru is developing drug candidates under the 505(b)(1) pathway as well, which is the traditional full new drug application (NDA) pathway that requires a complete preclinical, clinical, and manufacturing application. The Company is currently developing drug product candidates for benign prostatic hyperplasia (BPH or enlarged prostate), overactive bladder (urge incontinence, urgency, or frequency of urination), hot flashes in men associated with prostate cancer hormone treatment, erectile dysfunction, male infertility and novel oral therapy (alpha & beta tubulin inhibitor) for a variety of malignancies, including metastatic prostate, breast, endometrial, ovarian, and other cancers.

To help support these clinical development programs, the Company markets and sells the FC2 Female Condom® (FC2) into the U.S. market by prescription and other sales channels and through The Female Health Company Division in the global public health sector (ministries of health, government health agencies, U.N. agencies, and nonprofit organizations). In addition, the Company markets and sells the PREBOOST® (4% benzocaine medicated individual wipes) which is a male genital desensitizing drug product for the prevention of premature ejaculation (PE) that is being co-promoted and distributed with Timm Medical Technologies, Inc.

On October 31, 2016, as part of the Company’s strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed its acquisition (APP Acquisition) of Aspen Park Pharmaceuticals, Inc. (APP) through the merger of a wholly owned subsidiary of the Company into APP. The completion of the APP Acquisition transitioned us from a single product company selling only the FC2 Female Condom® to a biopharmaceutical company with multiple drug products under clinical development and commercialization.

On August 12, 2016, the FDA agreed that the Company’s Tamsulosin DRS (tamsulosin HCl delayed release sachet) medication, a proprietary slow release granule formulation for the treatment of lower urinary tract symptoms of an enlarged prostate called benign prostatic hyperplasia (BPH), a $3.5 billion market, qualifies for the expedited 505(b)(2) regulatory approval pathway. In March 2017, the Company initiated a bioequivalence clinical study for Tamsulosin DRS and in April 2017 announced the successful completion of Stage 1 of the bioequivalence clinical study, which selected the optimal formulation of our proprietary Tamsulosin DRS product. In October 2017, the Company initiated Stage 2 of the bioequivalence clinical study of Tamsulosin DRS and in November 2017 announced the results of Stage 2 of the bioequivalence clinical study. During the Stage 2 bioequivalence clinical study, dosing with Tamsulosin DRS fasted and Tamsulosin DRS fed were successfully shown to be bioequivalent with FLOMAX fed based on AUC, which is the key determinant of drug exposure over time. The Tamsulosin DRS formulation still needs to meet the remaining bioequivalence criterion for peak value (Cmax). The Company intends to initiate a new bioequivalence study after adjusting the formulation to address Cmax and expects this study to be completed in the first quarter of 2018. The Company plans to develop Tamsulosin XR (extended release) capsules (tamsulosin HCl extended release capsules) as well. The Company does not believe that the new bioequivalence study and capsule formulation development will affect the timing of its planned submission of an NDA for Tamsulosin DRS granules and Tamsulosin XR capsules and, if the new bioequivalence study is successful, plans to submit the NDA in the first half of 2018.

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

In April 2017, the Company launched a small scale marketing and sales program to support the promotion of FC2 in the US market. The commercial team developed a plan to confirm the “proof of concept” that FC2 represented a significant business opportunity. This required changes in the distribution process for FC2 in the US. As part of this reorganization the company announced new distribution agreements with three of the country’s largest distributors that support the pharmaceutical industry. This newly developed network now allows up to 98% of major retail pharmacies the ability to make FC2 available to their customers. In addition to the distribution system, the Company expanded sales and market access efforts that resulted in FC2 now being available through the following access points: community based organizations, by prescription, utilizing the telemedicine “HeyDoctor” App, through 340B covered entities, college and universities and our patient assistance program. We continue to increase healthcare provider awareness, education and acceptance which has resulted in more women utilizing FC2 in the U.S. We believe that the initial results from these efforts support the U.S. market opportunity and that we will continue to see increased utilization of FC2.

Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2017	2016	2015	2014	2013
October 1 – December 31	6,389,320	15,380,240	12,154,570	11,832,666	17,114,630
January 1 – March 31	4,549,020	9,163,855	20,760,519	7,298,968	16,675,035
April 1 – June 30	8,466,004	10,749,860	14,413,032	13,693,652	12,583,460
July 1 – September 30	6,854,868	6,690,080	13,687,462	9,697,341	8,386,800

Total	26,259,212	41,984,035	61,015,583	42,522,627	54,759,925

Revenues. The Company’s revenues are primarily derived from sales of FC2 in the public sector and are recognized upon shipment of the product to its customers. Other revenues include the sales from FC2 into the prescription channel in the U.S. and sales of PREBOOST; however these sales were not material to our fiscal 2017 results.

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

Because the Company manufactures FC2 in a leased facility located in Malaysia, a portion of the Company’s operating costs are denominated in foreign currencies. While a material portion of the Company’s future sales are likely to be in foreign markets, all sales are denominated in the U.S. dollar. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency, further reducing the Company’s foreign currency risk.

Expenses. The Company manufactures FC2 at its facility located in Selangor D.E., Malaysia. The Company’s cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs. Direct material costs include raw materials used to make FC2, principally a nitrile polymer. Indirect production costs include logistics, quality control and maintenance expenses, as well as costs for electricity and other utilities. All of the key components for the manufacture of FC2 are essentially available from either multiple sources or multiple locations within a source.

On April 1, 2015, a tariff exemption in Brazil for condoms was eliminated subjecting all shipments of FC2 clearing customs in Brazil on or after that date to a tariff. The Company agreed to share 50 percent of these tariff costs with Semina and recognized the expense as the units were shipped.

Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016.

Results of Operations. The Company had net revenues of $13,655,592 and net loss attributable to common shareholders of $8,602,818, or $(0.25) per diluted share, in fiscal 2017, compared to net revenues of $22,127,342 and net income attributable to common shareholders of $344,725, or $0.01 per diluted share, in fiscal 2016. Net revenues decreased $8,471,750, or 38 percent, in fiscal 2017 compared to the prior fiscal year. The Company’s fiscal 2017 unit sales were 15.7 million units, or 37 percent, lower than fiscal 2016. The decrease in unit sales and net revenues is primarily due to 11.5 million units shipped during fiscal 2016 under the 2014 Brazilian tender, with no comparable sales in the fiscal 2017 period.

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

The Company’s operating loss was $8,494,112 in fiscal 2017 compared to operating income of $3,018,512 in fiscal 2016 due to the factors noted above.

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

The Company used cash in operations of $1,714,358 in fiscal 2016 compared to $1,548,697 in fiscal 2015. The Company had net income attributable to common shareholders of $344,725, or $0.01 per diluted share, in fiscal 2016 compared to net income attributable to common shareholders of $4,346,036, or $0.15 per diluted share, in fiscal 2015.

Results of Operations. The Company had net revenues of $22,127,342 and net income attributable to common shareholders of $344,725, or $0.01 per diluted share, in fiscal 2016, compared to net revenues of $32,604,865 and net income attributable to common shareholders of $4,346,036, or $0.15 per diluted share, in fiscal 2015. Net revenues decreased $10,477,523, or 32 percent, in fiscal 2016 compared to the prior fiscal year. The reduction in net revenues is due to the lower unit sales, change in sales mix, and public sector price adjustment.

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

The Company’s operating income decreased $3,599,895 to $3,018,512 in fiscal 2016 from $6,618,407 in fiscal 2015. The decrease is primarily due to decreased net revenues, partially offset by lower operating expenses and improved gross margins.

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

On December 27, 2017, we entered into a settlement agreement with Semina pursuant to which Semina has made a payment of $2.25 million and is obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million relating to outstanding receivables for sales to Semina for the 2014 Brazil Tender. The settlement is not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina. We elected to settle these amounts due to uncertainty regarding the timing of payment by the Brazilian Government and, ultimately to us, on the remaining amounts due. In connection with the settlement agreement with Semina, on December 27, 2017, the Company’s management concluded that a material impairment charge of $3.75 million will be required to the receivables for sales to Semina relating to the 2014 Brazil Tender, which will be reflected in our results for the fiscal quarter ending December 31, 2017.

At September 30, 2017, the Company had working capital of $4.8 million and stockholders’ equity of $48.5 million compared to working capital of $12.9 million and stockholders’ equity of $33.9 million as of September 30, 2016.

In connection with the Company’s acquisition of intellectual property rights associated with Solifenacin DRG and Tadalafil/ Finasteride combination capsules, the Company will be obligated to make upfront payments totaling $500,000 by March 2018, as well as future installment payments and milestone payments.

The Company’s Credit Agreement with BMO Harris Bank N.A. will expire on December 29, 2017 and will not be renewed. No amounts were outstanding under the Credit Agreement at September 30, 2017 and none will be outstanding when the Credit Agreement expires.

As described in more detail in Item 9B below, on December 29, 2017, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time and in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital to purchase up to $15.0 million of the Company’s common stock in the aggregate. Other than 304,457 shares of common stock issued to Aspire Capital in consideration for entering into the Purchase Agreement, the Company has no obligation to sell any shares of common stock pursuant to the Purchase Agreement and the timing and amount of any such sales are in the Company’s sole discretion subject to the conditions and terms set forth in the Purchase Agreement.

The Company believes that its current cash position and its ability to secure other financing alternatives to equity financing are expected to be adequate to fund operations of the Company for the next 12 months. Such financing alternatives may include debt financing, convertible debt or other equity-linked securities, under the Company’s current registration statement on Form S-3 (File No. 333-221120). The Company’s intention is to be opportunistic when pursuing equity financing which could include selling equity under the Aspire Capital Purchase and/or a marketed deal through an investment bank. See Item 1A., “Risk Factors—Risks Related to Our Financial Position and Need for Capital” for a description of certain risks relating to our ability to raise capital on acceptable terms.

As of December 6, 2017, the Company had approximately $2.0 million in cash, net trade accounts receivable of $10.1 million and current trade accounts payable of $1.9 million. Presently, the Company has no required debt service obligations.

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

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company’s future results of operations and financial condition.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2016, among the Company, Blue Hen Acquisition, Inc. and APP (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on November 2, 2016).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 Registration Statement (File No. 333-89273) filed with the SEC on October 19, 1999).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 27,000,000 shares (incorporated by reference to the Company’s Form SB-2 Registration Statement (File No. 333-46314) filed with the SEC on September 21, 2000).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 35,500,000 shares (incorporated by reference to the Company’s Form SB-2 Registration Statement (File No. 333-99285) filed with the SEC on September 6, 2002).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 38,500,000 shares (incorporated by reference to the Company’s Form 10-QSB (File No. 1-13602) filed with the SEC on May 15, 2003).

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 3 (incorporated by reference to the Company’s Form 10-QSB (File No. 1-13602) filed with the SEC on May 17, 2004).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company designating the terms and preferences for the Class A Preferred Stock – Series 4 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on November 2, 2016).

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock to 77,000,000 shares (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on August 1, 2017).

3.8	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on May 22, 2013).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4 , 3.5, 3.6 and 3.7 ).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.8).

5.1	Opinion of Reinhart Boerner Van Deuren s.c.**

10.1	Form of Lock-Up Agreement, dated as of October 31, 2016, between the Company and each of Mitchell S. Steiner M.D., Harry Fisch, M.D. and K&H Fisch Family Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on November 2, 2016).

10.2	Registration Rights Agreement, dated as of October 31, 2016, among the Company and the former stockholders of APP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on November 2, 2016).

10.3	Escrow Agreement, dated as of October 31, 2016, among the Company, O.B. Parrish, David R. Bethune and Mary Margaret Frank, Ph.D., acting as the committee representing the interests of the Company, Mitchell S. Steiner, M.D., in his capacity as nominee for the stockholders of the Company identified on Exhibit A thereto, and Computershare Trust Company, N.A., as escrow agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on November 2, 2016).

10.4	Warrant to Purchase Common Stock, dated October 31, 2016, issued by the Company to Torreya Capital, a division of Financial West Investment Group (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on November 2, 2016).

10.5	Employment Agreement, dated April 5, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on April 6, 2016).*

10.6	First Amendment to Employment Agreement, dated as of July 18, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016).*

10.7	Second Amendment to Employment Agreement, dated as of November 4, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on February 9, 2017).*

10.8	Employment Agreement, dated as of December 20, 2016, between the Company and Brian J. Groch (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on February 9, 2017).

10.9	Consulting Agreement, dated as of January 1, 2017, between the Company and Harry Fisch, M.D.**

10.10	Employment Agreement, dated April 5, 2016, between the Company and Michele Greco (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on April 6, 2016).*

10.11	First Amendment to Employment Agreement, dated as of July 18, 2016, between the Company and Michele Greco (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016).*

10.12	Employment Agreement, dated April 5, 2016, between the Company and Martin Tayler (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on April 6, 2016).*

10.13	First Amendment to Employment Agreement, dated as of July 18, 2016, between the Company and Martin Tayler (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016).*

10.14	The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on March 31, 2008).*

10.15	Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 17, 2009).*

10.16	Form of Restricted Stock Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 3, 2013).*

10.17	Veru Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on August 1, 2017).*

10.18	Form of Nonstatutory Stock Option Grant Agreement for Veru Inc. 2017 Equity Incentive Plan.**

10.19	Restricted Stock Unit Agreement, dated as of October 31, 2016, between the Company and David R. Bethune (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on February 9, 2017).

10.20	Stock Appreciation Rights Agreement, dated as of October 31, 2016, between the Company and David R. Bethune (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on February 9, 2017).

10.21	Credit Agreement, dated as of December 29, 2015, between the Company and BMO Harris Bank N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on January 4, 2016).

10.22	First Amendment and Waiver to Credit Agreement and Security Agreement, dated as of January 4, 2016, between the Company and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016).

10.23	Consent and Amendment to Credit Agreement, dated as of March 31, 2016, between the Company and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on July 28, 2016).

10.24	Security Agreement, dated as of December 29, 2015, between the Company and BMO Harris Bank N.A. (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on January 4, 2016).

10.25	Charge Over Shares Agreement, dated as of December 29, 2015, between The Female Health Company and BMO Harris Bank N.A. (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on January 4, 2016).

10.26	Second Amendment to Security Agreement and First Amendment to Subsidiary Security Agreement, dated as of September 29, 2016, between the Company and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016).

10.27	Third Amendment to Credit Agreement, dated as of November 28, 2016, among the Company, APP, Badger Acquisition Sub, Inc. and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on December 1, 2016).

10.28	Amended and Restated Revolving Note, dated November 28, 2016, from the Company and APP to BMO Harris Bank, N.A. (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on December 1, 2016).

10.29	General Security Agreement, dated as of November 28, 2016, between APP and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on December 1, 2016).

10.30	Intellectual Property Security Agreement, dated as of November 28, 2016, between APP and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on December 1, 2016).

10.31	Stock Pledge Agreement, dated as of November 28, 2016, between the Company and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on December 1, 2016).

10.32	Fourth Amendment to Credit Agreement, dated as of November 28, 2016, among the Company, APP, Badger Acquisition Sub, Inc. and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on May 19, 2017).

10.33	Common Stock Purchase Agreement, dated as of December 29, 2017, between the Company and Aspire Capital Fund, LLC.**

10.34	Registration Rights Agreement, dated as of December 29, 2017, between the Company and Aspire Capital Fund, LLC.**

21	Subsidiaries of Registrant.**

23.1	Consent of RSM US LLP.**

23.2	Consent of Reinhart Boerner Van Deuren s.c. (included in Exhibit 5.1).**

24.1	Power of Attorney.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002. (15)**

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements. **

*	Indicates management contract or compensatory plan.
**	Previously filed with the Annual Report on Form 10-K filed on January 2, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2018	VERU INC.

	BY:	/s/ Mitchell Steiner
Mitchell Steiner, President and
Chief Executive Officer

	BY:	/s/ Michele Greco
Michele Greco, Executive Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mitchell Steiner Mitchell Steiner	President, Chief Executive Officer and Director (Principal Executive Officer)	January 5, 2018

/s/ Michele Greco Michele Greco	Executive Vice President of Finance (Principal Accounting and Financial Officer)	January 5, 2018

* Elgar Peerschke	Chairman of the Board	January 5, 2018

* O.B. Parrish	Vice Chairman of the Board	January 5, 2018

* David R. Bethune	Director	January 5, 2018

* Mario Eisenberger	Director	January 5, 2018

* Harry Fisch	Director	January 5, 2018

* Mary Margaret Frank	Director	January 5, 2018

* Lucy Lu	Director	January 5, 2018

* Georges Makhoul	Director	January 5, 2018

* Jesus Socorro	Director	January 5, 2018

*/s/ Mitchell Steiner Mitchell Steiner Pursuant to the Powers of Attorney filed with the Annual Report on Form 10-K		January 5, 2018