Form 10-Q
period 2018-03-31
VERU INC.
filed 2018-05-11
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the registrant had 53,512,946 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing and plans, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts.  Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect, " "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "should, " "will," "would" or the negative of these terms or other words of similar meaning.  These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business, and are made as of the date of this report.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	potential delays in the timing of and results from clinical trials and studies and the risk that such results will not support marketing approval and commercialization;
•	potential delays in the timing of any submission to the U.S. Food and Drug Administration (the FDA) and in regulatory approval of products under development;
•	risks relating to the Company's ability to secure adequate financing on acceptable terms when needed to fund product development and the Company's operations;
•	risks related to the development of the Company's product portfolio, including clinical trials, regulatory approvals and time and cost to bring to market;
•	product demand and market acceptance;
•	some of the Company's products are in development and the Company may fail to successfully commercialize such products;
•

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party's intellectual property, and licensing risks;

•	competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing;
•	risks relating to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation;
•	risk inherent in doing business on an international level;
•	the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities;
•	the Company’s reliance on its major customers and risks relating to delays in payment of accounts receivable by major customers;
•	the Company's growth strategy;
•	the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;
•	government contracting risks;
•	the Company’s ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives; and
•	the Company’s ability to successfully integrate acquired businesses, technologies or products.

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

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
ASSETS
Current Assets:
Cash	$8,972,498	$3,277,602
Accounts receivable, net	2,969,073	3,555,350
Inventory, net	3,589,057	2,767,924
Prepaid expenses and other current assets	629,527	697,097
TOTAL CURRENT ASSETS	16,160,155	10,297,973
LONG-TERM ASSETS
PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,069,810	4,067,896
Leasehold improvements	287,686	287,686
Less: accumulated depreciation and amortization	(3,888,281)	(3,800,043)
Plant and equipment, net	469,215	555,539
Other trade receivables (Note 4)	—	7,837,500
Other assets	165,959	156,431
Deferred assets	424,921	—
Deferred income taxes	13,480,558	8,827,000
Intangible assets, net	20,615,360	20,752,991
Goodwill	6,878,932	6,878,932
TOTAL ASSETS	$58,195,100	$55,306,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,539,667	$2,685,718
Accrued expenses and other current liabilities	1,940,348	1,441,359
Credit agreement, short-term portion (Note 7)	3,912,888	—
Unearned revenue	872,370	1,014,517
Accrued compensation	322,654	345,987
TOTAL CURRENT LIABILITIES	10,587,927	5,487,581

LONG-TERM LIABILITIES
Credit agreement, long-term portion (Note 7)	5,822,693	—
Residual royalty agreement (Note 7)	372,070	—
Other liabilities (Note 4)	—	1,233,750
Deferred rent	81,192	131,830
TOTAL LIABILITIES	16,863,882	6,853,161

Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock	—	—
Common stock	556,967	553,922
Additional paid-in-capital	91,514,007	90,550,669
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(42,351,632)	(34,263,262)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	41,331,218	48,453,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,195,100	$55,306,366

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net revenues	$2,572,872	$2,405,519	$5,159,485	$5,649,118

Cost of sales	1,373,469	1,127,864	2,645,570	2,719,179

Gross profit	1,199,403	1,277,655	2,513,915	2,929,939

Operating expenses:
Research and development	2,076,794	1,207,561	4,035,162	1,374,959
Selling, general and administrative	3,819,159	2,541,312	6,847,748	5,074,518
Loss on settlement of accounts receivable	—	—	3,764,137	—
Business acquisition	—	108,015	—	934,385
Total operating expenses	5,895,953	3,856,888	14,647,047	7,383,862

Operating loss	(4,696,550)	(2,579,233)	(12,133,132)	(4,453,923)

Non-operating expenses:
Interest expense	(350,595)	—	(350,595)	—
Other expense, net	(2,411)	(12,686)	(15,580)	(22,307)
Change in fair value of derivative liabilities	(21,000)	—	(21,000)	—
Foreign currency transaction loss	(63,077)	(8,756)	(116,532)	(20,695)
Total non-operating expenses	(437,083)	(21,442)	(503,707)	(43,002)

Loss before income taxes	(5,133,633)	(2,600,675)	(12,636,839)	(4,496,925)

Income tax benefit	(1,302,416)	(824,033)	(4,548,469)	(1,354,102)

Net loss	$(3,831,217)	$(1,776,642)	$(8,088,370)	$(3,142,823)

Net loss per basic and diluted common share outstanding	$(0.07)	$(0.06)	$(0.15)	$(0.10)

Basic and diluted weighted average common shares outstanding	53,355,944	30,982,497	53,253,901	30,979,283

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2017	$—	55,392,193	$553,922	$90,550,669	$(581,519)	$(34,263,262)	$(7,806,605)	$48,453,205

Share-based compensation	—	—	—	619,302	—	—	—	619,302
Shares issued in connection with common stock purchase agreement	—	304,457	3,045	344,036	—	—	—	347,081
Net loss	—	—	—	—	—	(8,088,370)	—	(8,088,370)
Balance at March 31, 2018	$—	55,696,650	$556,967	$91,514,007	$(581,519)	$(42,351,632)	$(7,806,605)	$41,331,218

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(8,088,370)	$(3,142,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,239	177,444
Amortization of intangible assets	137,631	66,822
Noncash interest expense	350,595	—
Share-based compensation	619,302	422,469
Warrants issued	—	542,930
Deferred income taxes	(4,653,558)	(1,464,900)
Loss on settlement of accounts receivable	3,764,137	—
Change in fair value of derivative liabilities	21,000	—
Other	(1,942)	4,469
Changes in current assets and liabilities, net of effects of acquisition of a business:
Decrease in accounts receivable	3,255,107	3,471,625
(Increase) decrease in inventory	(821,133)	95,419
Decrease in prepaid expenses and other assets	58,042	37,313
Increase (decrease) in accounts payable	853,949	(353,223)
Decrease in unearned revenue	(142,147)	—
Increase (decrease) in accrued expenses and other current liabilities	375,957	(917,542)
Net cash used in operating activities	(4,183,191)	(1,059,997)

INVESTING ACTIVITIES
Capital expenditures	(1,913)	(83,492)
Net cash used in investing activities	(1,913)	(83,492)

FINANCING ACTIVITIES
Proceeds from SWK credit agreement	10,000,000	—
Payment of debt issuance costs	(120,000)	—
Net cash provided by financing activities	9,880,000	—

Net increase (decrease) in cash	5,694,896	(1,143,489)
CASH AT BEGINNING OF PERIOD	3,277,602	2,385,082
CASH AT END OF PERIOD	$8,972,498	$1,241,593

Schedule of noncash investing and financing activities:
Issuance of common stock in connection with the APP Acquisition	$—	$1,826,097
Issuance of Series 4 Preferred Stock in connection with the APP Acquisition	$—	$17,981,883
Reduction of accrued expense upon issuance of shares	$—	$22,176
Fixed assets in accounts payable at period end	$—	$7,937
Shares issued in connection with common stock purchase agreement	$347,081	$—
Increase in deferred assets from accounts payable and accrued expenses	$77,840	$—
Debt issuance costs in accounts payable and accrued expenses	$143,943	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The accompanying condensed consolidated balance sheet as of September 30, 2017 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2018 and cash flows for the six months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period or for the year ending September 30, 2018.

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

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (“APP”) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiaries, The Female Health Company (UK) plc and The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer health care product, the FC2 Female Condom® (“FC2”).  The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company with multiple drug products under clinical development focused on urology and oncology.  Nearly all of the Company’s net revenues during the three and six months ended March 31, 2018 and 2017 were derived from sales of FC2.  The Female Health Company Limited is the holding company of The Female Health Company (UK) plc, which is located in London, England (collectively the “U.K. subsidiary”). The Female Health Company (M) SDN.BHD leases a manufacturing facility located in Selangor D.E., Malaysia (the “Malaysia subsidiary”).  The Company’s headquarters are located in Miami, Florida in a leased office facility.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 144 countries.  It is marketed to consumers in 25 countries through distributors, public health programs, and/or retailers and in the U.S. by prescription.

Reclassifications: Certain prior period amounts in the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Cash concentration: The Company’s cash is maintained primarily in three financial institutions, located in Chicago, Illinois, London, England and Kuala Lumpur, Malaysia, respectively.

Restricted cash:  Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer or its provider of funds. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was approximately $145,000 and $139,000 at March 31, 2018 and September 30, 2017, respectively, and is included in cash on the accompanying unaudited condensed consolidated balance sheets.

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis.

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the most recent order of 15 million units under the last Brazil tender, the Company has agreed to up to 360 days credit terms with our distributor in Brazil subject to earlier payment upon receipt of payment by the distributor from the Brazilian Government.  See discussion of receivables in Note 4.  For the past twelve months, the Company's average days’ sales outstanding was approximately 207 days.

Inventory:  Inventories are valued at the lower of cost or net realizable value.  The cost is determined using the first-in, first-out (“FIFO”) method.  Inventories are also written down for management’s estimates of product which will not sell prior to its expiration date.  Write-downs of inventories establish a new cost basis which is not increased for future increases in the net realizable value of inventories or changes in estimated obsolescence.

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

Intangible assets:  Our intangible assets arose from the APP Acquisition on October 31, 2016.  These intangible assets are carried at cost less accumulated amortization. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In-process research and development (“IPR&D”) is required to be tested at least annually until the underlying projects are completed or abandoned.

Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. We determined the fair value of intangible assets, including IPR&D, using the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams. All assets are valued from a market participant view which might be different than our specific views. The valuation process is very complex and requires significant input and judgment using internal and external sources. Although a valuation is required to be finalized within a one-year period, it must consider all and only those facts and evidence which existed at the acquisition date. The most complex and judgmental matters applicable to the valuation process are summarized below:

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

•

Probability of Technical and Regulatory Success (“PTRS”) Rate – PTRS rates are determined based upon industry averages considering the respective project’s development stage and disease indication and adjusted for specific information or data known at the acquisition date. Subsequent clinical results or other internal or external data obtained could alter the PTRS rate and materially impact the estimated fair value of the intangible asset in subsequent periods leading to impairment charges.

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

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. Considering the high-risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods.

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

Deferred Financing Costs: Costs incurred in connection with the common stock purchase agreement discussed in Note 8 have been included in deferred assets on the accompanying unaudited condensed consolidated balance sheet at March 31, 2018. When shares of the Company’s common stock are sold under the common stock purchase agreement, a pro-rata portion of the deferred costs will be recorded to additional paid-in-capital. Costs incurred in connection with the issuance of debt discussed in Note 7 are presented as a reduction of the debt on the accompanying unaudited condensed consolidated balance sheet at March 31, 2018. These issuance costs are being amortized using the effective interest method over the expected repayment period of the debt, which is currently estimated to occur in the first quarter of fiscal 2021. The amount of amortization was approximately $6,000 for the three and six months ended March 31, 2018.

Fair value measurements: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of the reporting dates. Accordingly, the estimates presented in the accompanying unaudited condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. See Note 3 for a discussion of fair value measurements.

Unearned revenue:  FC2 is distributed in the U.S. prescription channel principally through large pharmaceutical distributors. These distributors then sell principally to retail pharmacies.  Unearned revenue as of March 31, 2018 and September 30, 2017 was approximately $872,000 and $1,015,000, respectively, and was comprised mainly of sales made to a large distributor. We lack the experiential data which would allow us to estimate returns for product sold to this distributor. Therefore, as of March 31, 2018 and September 30, 2017, we determined that we do not yet meet the criteria for the recognition of revenue at the time of shipment to this distributor as returns cannot be reasonably estimated. Accordingly, the Company deferred recognition of revenue on prescription product sold to this particular distributor until the right of return no longer exists, which occurs at the earlier of the time the prescription products were dispensed through patient prescriptions or expiration of the right of return.

Derivative instruments: The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company reviews the terms of debt instruments it enters into to determine whether there are embedded derivative instruments, which are required to be bifurcated and accounted for separately as derivative financial instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings.

Revenue recognition:  The Company recognizes revenue from product sales when each of the following conditions has been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectability is reasonably assured.

Research and development costs:  Research and development costs are expensed as they are incurred and include salaries and benefits, clinical trials costs and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company had no capitalized nonrefundable advance payments as of March 31, 2018 or September 30, 2017.

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

Advertising:  The Company's policy is to expense advertising costs as incurred. Advertising costs were immaterial to the Company’s results of operations for the three and six months ended March 31, 2018 and 2017.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of production of the Company’s first-generation product, FC1, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $581,519 as of March 31, 2018 and September 30, 2017. Assets located outside of the U.S. totaled approximately $5,300,000 and $5,600,000 at March 31, 2018 and September 30, 2017, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  In the three and six months ended March 31, 2018 and 2017, comprehensive loss is equivalent to the reported net loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606).  This new accounting guidance on revenue recognition provides for a single five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. This new guidance is to be applied to all revenue contracts with customers.  The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  ASU 2014-09 will be effective for the Company beginning on October 1, 2018.  ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We have not yet selected a transition method, and we are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Note 2 - APP Acquisition

On October 31, 2016, as part of the Company's strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed the APP Acquisition through the merger of a wholly owned subsidiary of the Company into APP. The completion of the APP Acquisition transitioned the Company from a single product company selling only FC2 to a biopharmaceutical company with multiple drug products under clinical development focused on urology and oncology.

The Company incurred acquisition-related costs of approximately $100,000 and $900,000 in the three and six months ended March 31, 2017, respectively, which are presented on a separate line item in the accompanying unaudited condensed consolidated statements of operations. The Company did not incur acquisition-related costs in the three and six months ended March 31, 2018.

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

Purchase price in excess of assets acquired and liabilities assumed was recorded as goodwill.  Goodwill from the APP Acquisition principally relates to intangible assets that do not qualify for separate recognition, our expectation to develop and market new products, and the deferred tax liability generated as a result of the transaction.  Goodwill is not tax deductible for income tax purposes and was assigned to the Research and Development reporting unit.

In connection with the APP Acquisition, a consolidated complaint has been filed against the Company and its directors alleging breach of fiduciary duty. The Company intends to vigorously defend this lawsuit.  See Note 10 for additional detail.

Note 3 – Fair Value Measurements

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

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Instruments with primarily unobservable value drivers.

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended March 31, 2018.

As of March 31, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy. The Company did not have any financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2017.

The Company determines the fair value of hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The Company estimates the fair value of hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Increases in fair value during a given financial quarter result in the recognition of non-cash derivative expense. Conversely, decreases in fair value during a given financial quarter would result in the recognition of non-cash derivative income.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the six months ended March 31, 2018:

Beginning balance at October 1, 2017	$—
Additions	3,319,000
Change in fair value of derivative liabilities	21,000
Ending balance at March 31, 2018	$3,340,000

The expense associated with the change in fair value of the embedded derivatives is included on a separate line item on our condensed consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 7 for additional information. There is no current observable market for these types of derivatives. The Company determined the fair value of the embedded derivatives using a Monte Carlo simulation model to value the financial liabilities at inception and on subsequent valuation dates. This valuation model incorporates transaction details such as the contractual terms, expected cash outflows, expected repayment dates, probability of a change of control, expected volatility, and risk-free interest rates. A significant acceleration of the estimated repayment date or a significant decrease in the probability of a change of control event prior to repayment of the SWK Credit Agreement, in isolation, would result in a significantly lower fair value measurement of the liabilities associated with the embedded derivatives.

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of March 31, 2018:

Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Monte Carlo Simulation	Estimated change of control dates	December 2018 to March 2020
	Discount rate	10.5% to 12.5%
	Probability of change of control	50% to 95%

Assets That Are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as identified intangibles and goodwill that arose from the APP Acquisition are measured at fair value using Level 3 inputs, which include discounted cash flow methodologies, or similar techniques, when there is limited market activity and the determination of fair value requires significant judgment or estimation

Note 4 - Accounts Receivable and Concentration of Credit Risk

The components of accounts receivable consist of the following at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017

Trade receivables	$2,903,058	$11,330,814
Other receivables	102,176	100,139
Accounts receivable, gross	3,005,234	11,430,953
Less: allowance for doubtful accounts	(36,161)	(38,103)
Accounts receivable, net	2,969,073	11,392,850
Less: long-term trade receivables	—	(7,837,500)
Current accounts receivable, net	$2,969,073	$3,555,350

On December 27, 2017, we entered into a settlement agreement with Semina, our distributor in Brazil, pursuant to which Semina has made a payment of $2.25 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million. Semina did not make its second payment of $1.5 million by February 28, 2018, and we currently expect it to make the payment during the third quarter of fiscal 2018. The amounts owed to us relate to outstanding accounts receivable for sales to Semina for the 2014 Brazil Tender totaling $8.9 million, $7.8 million of which was classified as a long-term trade receivable and $1.1 million as a current account receivable on the accompanying condensed consolidated balance sheet as of September 30, 2017. These receivables were net of payables owed to Semina by us totaling $1.4 million, $1.2 million of which was classified as a long-term liability and $0.2 million was classified as a current liability on the accompanying condensed consolidated balance sheet as of September 30, 2017. The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina. The result of the settlement was a net loss of approximately $3.76 million, which is presented as a separate line item in the accompanying unaudited condensed consolidated statement of operations for the six months ended March 31, 2018.

At March 31, 2018 and September 30, 2017, Semina’s accounts receivable balance represented 9 percent and 11 percent of current assets, respectively. No other single customer’s accounts receivable balance accounted for more than 10 percent of current assets at those dates. At March 31, 2018, Semina’s accounts receivable balance represented 50 percent of the Company’s accounts receivable balance. At September 30, 2017, Semina’s accounts receivable and long-term other receivables balance represented 78 percent of the Company’s accounts receivable and long-term other receivables balance. For the three months ended March 31, 2018 and 2017, there was one customer who exceeded 10 percent of net revenues.  For the six months ended March 31, 2018 and 2017, there were two customers who each exceeded 10 percent of net revenues.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are written-off when deemed uncollectible.  The table below summarizes the change in the allowance for doubtful accounts for the six months ended March 31, 2018 and 2017:

Fiscal	Balance at	Charges	Write offs/	Balance at
Year	October 1	to Expense	Recoveries	March 31
2017	$38,103	$—	$—	$38,103
2018	$38,103	$3,058	$(5,000)	$36,161

Recoveries of accounts receivable previously written-off are recorded when received.  The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute the female condom for use in HIV/AIDS prevention and family planning programs.

Note 5 - Inventory

Inventory at March 31, 2018 and September 30, 2017 consists of:

	March 31, 2018	September 30, 2017
FC2
Raw material	$641,155	$530,384
Work in process	27,630	90,164
Finished goods	3,206,660	2,427,386
Inventory, gross	3,875,445	3,047,934
Less: inventory reserves	(286,388)	(312,997)
FC2, net	3,589,057	2,734,937
PREBOOST®
Finished goods	—	32,987
Inventory, net	$3,589,057	$2,767,924

Note 6 - Intangible Assets

Intangible assets acquired in the APP Acquisition included IPR&D, developed technology consisting of PREBOOST®  medicated wipes for prevention of premature ejaculation, and covenants not-to-compete.

The gross carrying amounts and net book value of intangible assets are as follows at March 31, 2018:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$183,450	$2,216,550
Covenants not-to-compete	500,000	101,190	398,810
Total intangible assets with finite lives	2,900,000	284,640	2,615,360
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$284,640	$20,615,360

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2017:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$81,533	$2,318,467
Covenants not-to-compete	500,000	65,476	434,524
Total intangible assets with finite lives	2,900,000	147,009	2,752,991
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$147,009	$20,752,991

Amortization is recorded over the projected related revenue stream for the PREBOOST® developed technology over the next 10 years and on a straight-line basis over seven years for the covenants not-to-compete. The amortization expense is recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The IPR&D assets will not be amortized until the underlying development projects are completed. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets would be accounted for as finite-lived intangible assets and amortized over the estimated period of economic benefit.  If a development project is abandoned, the associated IPR&D assets would be charged to expense.

Amortization expense was approximately $69,000 and $40,000, for the three months ended March 31, 2018 and 2017, respectively. Amortization expense was approximately $138,000 and $67,000, for the six months ended March 31, 2018 and 2017, respectively. Based on finite-lived intangible assets recorded as of March 31, 2018, the estimated future amortization expense is as follows:

Estimated
Year Ending September 30,	Amortization Expense
2018	$137,631
2019	309,234
2020	316,368
2021	323,706
2022	331,316
Thereafter	1,197,105
Total	$2,615,360

Note 7 – Debt

SWK Credit Agreement

On March 5, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with the financial institutions party thereto from time to time (the “Lenders”) and SWK Funding LLC, as agent for the Lenders (the “Agent”), for a synthetic royalty financing transaction. On and subject to the terms of the Credit Agreement, the Lenders agreed to provide the Company with a multi-draw term loan of up to $12.0 million, with $10.0 million advanced to the Company on the date of the Credit Agreement. The Company may draw up to an additional $1.0 million if the Company enters into an agreement to distribute at least 47.5 million units of FC2 in Brazil upon the terms described in the Credit Agreement and up to an additional $1.0 million if the Company enters into an agreement to distribute at least 30 million units of FC2 in South Africa upon the terms described in the Credit Agreement.

The Lenders will be entitled to receive quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 as provided in the Credit Agreement until the Company has paid 175% of the aggregate amount advanced to the Company under the Credit Agreement. If product revenue from net sales of FC2 for the twelve-month period ended as of the last day of the respective quarterly payment period is less than $10.0 million, the quarterly payments will be 32.5% of product revenue from net sales of FC2 during the quarterly period. If product revenue from net sales of FC2 for the twelve month period ended as of the last day of the respective quarterly payment period is equal to or greater than $10.0 million, the quarterly payments are calculated as the sum of 25% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period (as defined in the Credit Agreement), plus 10% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period.  Upon the Credit Agreement’s termination date of March 5, 2025, the Company must pay 175% of the aggregate amount advanced to the Company under the Credit Agreement less the amounts previously paid by the Company from product revenue. Upon a change of control of the Company or sale of the FC2 business, the Company must pay off the loan by making a payment to the Lenders equal to (a) if the change of control or sale of the FC2 business occurs prior to September 5, 2018, an amount equal to 165% of the aggregate amount actually advanced to the Company under the Credit Agreement less the amounts previously paid by the Company from product revenue, or (b) if the change of control or sale of the FC2 business occurs on or after September 5, 2018, an amount equal to (i) 175% of the aggregate amount advanced to the Company under the Credit Agreement less the amounts previously paid by the Company from product revenue, plus (ii) the greater of (A) $2.0 million or (B) the product of (x) 5% of the product revenue from net sales of FC2 for the most recently completed 12-month period multiplied by (y) five. A “change of control” under the Credit Agreement includes (i) an acquisition by any person of direct or indirect ownership of more than 50% of the Company’s issued and outstanding voting equity, (ii) a change of control or similar event in the Company’s articles of incorporation or bylaws, (iii) certain Key Persons as defined in the Credit Agreement cease to serve in their current executive capacities unless replaced within 90 days by a person reasonably acceptable to the Agent, which acceptance not to be unreasonably withheld, or (iv) the sale of all or substantially all of the Company’s assets.

The Credit Agreement contains customary representations and warranties in favor of the Agent and the Lenders and certain covenants, including financial covenants addressing minimum quarterly marketing and distribution expenses for FC2 and a requirement to maintain minimum unencumbered liquid assets of $1.0 million. The recourse of the Lenders and the Agent for obligations under the Credit Agreement is limited to assets relating to FC2.

In connection with the Credit Agreement, the Company and the Agent also entered into a Residual Royalty Agreement, dated as of March 5, 2018 (the “Residual Royalty Agreement”), which provides for an ongoing royalty payment of 5% of product revenue from net sales of FC2 commencing upon the payment in full by the Company of the required amount pursuant to the Credit Agreement. The Residual Royalty Agreement will terminate upon (i) a change of control or sale of the FC2 business and the payment by the Company of the amount due in connection therewith pursuant to the Credit Agreement, or (ii) mutual agreement of the parties. If a change of control occurs prior to payment in full of the Credit Agreement, there will be no payment due with respect to the Residual Royalty Agreement.  If a change of control occurs after the payment in full of the Credit Agreement, the Agent will receive a payment that is the greater of (A) $2.0 million or (B) the product of (x) 5% of the product revenue from net sales of FC2 for the most recently completed 12-month period multiplied by (y) five.

Pursuant to a Guarantee and Collateral Agreement dated as of March 5, 2018 (the “Collateral Agreement”) and an Intellectual Property Security Agreement dated as of March 5, 2018 (the “IP Security Agreement”), the Company’s obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company that relate to or arise from FC2. In addition, pursuant to a Pledge Agreement dated as of March 5, 2018 (the “Pledge Agreement”), the Company’s obligations under the Credit Agreement are secured by a pledge of up to 65% of the outstanding shares of The Female Health Company Limited, a wholly owned U.K. subsidiary.

After payment by the Company of certain fees and expenses of the Agent and the Lenders as required in the Credit Agreement, the Company received net proceeds of approximately $9.9 million from the initial $10.0 million advance under the Credit Agreement.

For accounting purposes, the initial $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis.  A portion of the amount allocated to the Credit Agreement and a portion of the amount allocated to the Residual Royalty Agreement, in both cases equal to the fair value of the respective change of control provisions, was allocated to the embedded derivative liabilities. The derivative liabilities will be adjusted to fair market value at each subsequent reporting period.  For financial statement presentation, the embedded derivative liabilities have been included with their respective host instruments as noted in the following tables. The debt discounts are being amortized to interest expense over the expected term of the loan using the effective interest method. Additionally, the Company recorded deferred loan issuance costs of approximately $264,000 for legal fees incurred in connection with the Credit Agreement. The deferred loan issuance costs are presented as a reduction in the Credit Agreement obligation and are being amortized to interest expense over the expected term of the loan using the effective interest method.

At March 31, 2018, the Credit Agreement consisted of the following:

March 31, 2018

Aggregate repayment obligation	$17,500,000
Less: Unamortized discounts	(10,840,046)
Less: Unamortized deferred issuance costs	(258,373)
Credit agreement, net	6,401,581
Add: Embedded derivative liability at fair value (see Note 3)	3,334,000
9,735,581
Credit agreement, short-term portion	(3,912,888)
Credit agreement, long-term portion	$5,822,693

The fair value of the Residual Royalty Agreement at inception of $346,000 was calculated using a Monte Carlo simulation model utilizing significant unobservable inputs including future revenue projections to determine when payments would commence under the Residual Royalty Agreement, the probability of a change of control event as defined in the Residual Royalty Agreement and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the Residual Royalty Agreement.  The payment commencement dates varied between the simulated Credit Agreement payoff dates (which the earliest date was September 30, 2019 per the simulation) and the Credit Agreement termination date of March 5, 2025.  The change of control probabilities ranged from 50% to 95%.  The discount rates ranged from approximately 10% to approximately 12%.  Material changes in any of these inputs would have resulted in a significantly higher or lower fair value measurement and commensurate changes to this liability.

At March 31, 2018, the Residual Royalty Agreement liability consisted of the following:

March 31, 2018

Residual Royalty Agreement liability, fair value at inception	$346,000
Less: Unamortized discounts	(7,208)
Add: Accretion of liability using effective interest rate	27,278
Residual Royalty Agreement liability, net	366,070
Add: Embedded derivative liability at fair value (see Note 3)	6,000
Residual Royalty Agreement liability	$372,070

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs.  For the three and six months ended March 31, 2018, interest expense related to the Credit Agreement was as follows:

March 31, 2018

Amortization of Credit Agreement and Residual Royalty Agreement discounts	$317,747
Accretion of Residual Royalty Agreement liability	27,278
Amortization of deferred issuance costs	5,570
$350,595

Revolving Line of Credit

The Company’s Credit Agreement with BMO Harris Bank N.A. expired on December 29, 2017.   No amounts were outstanding under the Credit Agreement at September 30, 2017 or when it expired on December 29, 2017.

Note 8 - Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $.01 per share. There are 1,040,000 shares of Class A Preferred Stock - Series 1 authorized; 1,500,000 shares of Class A Preferred Stock-

Series 2 authorized; 700,000 shares of Class A Preferred Stock - Series 3 authorized; and 548,000 shares of Class A Preferred Stock- Series 4 (the “Series 4 Preferred Stock”) authorized. In connection with the completion of the APP Acquisition (see Note 2), a total of 546,756 shares of Series 4 Preferred Stock were issued to the former APP stockholders as of October 31, 2016, and all of the outstanding shares of Series 4 Preferred automatically converted into shares of the Company’s common stock effective July 31, 2017.  There were no shares of Class A Preferred Stock of any series issued and outstanding at March 31, 2018 or September 30, 2017.  The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at March 31, 2018 or September 30, 2017.

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrant”).  The Financial Advisor Warrant has a five-year term, a cashless exercise feature and a strike price equal to $1.93 per share, the average price of the Company's common stock for the ten-day period preceding the original announcement of the APP Acquisition on April 6, 2016. The fair value of the Financial Advisor Warrant of $542,930 was estimated at the October 31, 2016 date of grant using the Black-Scholes option pricing model assuming expected volatility of 47.2 percent, a risk-free interest rate of 1.31 percent, an expected life of five years, no dividend yield, and the closing price of the Company's common stock on October 31, 2016 of $0.95. The Financial Advisor Warrant vested upon issuance. Half of the shares subject to the Financial Advisor Warrant, or 1,292,690 shares, were locked-up for a period of 18 months from the issuance date. The Financial Advisor Warrant was recorded as a component of additional paid-in-capital and the related expense is included in business acquisition expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended March 31, 2017.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital to purchase up to $15.0 million of the Company’s common stock in the aggregate.  Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to prepare and file under the Securities Act of 1933 and under its current registration statement on Form S-3 (File No. 333-221120), a prospectus supplement for the sale or potential sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Under the Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of the Company’s common stock per business day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price (the "Purchase Price") equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date or the average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to 200,000 shares and the closing sale price of our common stock is equal to or greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of common stock equal to up to 30% of the aggregate shares of the common stock traded on its principal market on the next trading day (the VWAP Purchase Date), subject to a maximum number of shares the Company may determine.  The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 304,457 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at approximately $347,000. This amount and related expenses of approximately $78,000, which total approximately $425,000, have been included in deferred assets on the accompanying unaudited condensed consolidated balance sheet at March 31, 2018. As of the date of filing this Quarterly Report with the SEC, no shares of the Company’s common stock have been sold to Aspire Capital under the Purchase Agreement.

Note 9 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended March 31, 2018 and 2017, we recorded share-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Cost of sales	$330	$—	$2,703	$—
Selling, general and administrative	363,475	105,158	539,702	402,437
Research and development	48,045	—	76,897	—
	$411,850	$105,158	$619,302	$402,437

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan.  A total of 2.0 million shares are available for issuance under the 2018 Equity Incentive Plan. As of March 31, 2018, no shares had been granted under the 2018 Equity Incentive Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan.  A total of 4.7 million shares are available for issuance under the 2017 Equity Incentive Plan. As of March 31, 2018, a total of 4,622,135 shares had been granted under the 2017 Equity Incentive Plan and not forfeited or are subject to outstanding commitments to issue shares under the 2017 Equity Incentive Plan, of which 4,242,135 shares were in the form of stock options, 190,000 shares were in the form of stock appreciation rights and 190,000 shares were in the form of restricted stock units.  The 2017 Equity Incentive Plan replaced the Company's 2008 Stock Incentive Plan, and no further awards will be made under the 2008 Stock Incentive Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the quoted market price of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date.

The following table outlines the weighted average assumptions for options granted during the three and six months ended March 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Weighted Average Assumptions:	2018	2017	2018	2017
Expected Volatility	62.34%	43.76%	61.38%	43.76%
Expected Dividend Yield	0.00%	0.00%	0.00%	0.00%
Risk-free Interest Rate	2.76%	1.62%	2.47%	1.62%
Expected Term (in years)	6.0	6.0	5.8	6.0
Fair Value of Options Granted	$1.28	$0.41	$0.93	$0.41

During the three and six months ended March 31, 2018 and 2017, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at March 31, 2018:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value
Outstanding at September 30, 2017	2,830,805	$1.27
Granted	2,058,051	1.61
Exercised	—	—
Forfeited	(349,221)	1.19
Outstanding at March 31, 2018	4,539,635	$1.42	8.93	$2,266,873
Exercisable at March 31, 2018	510,417	$1.60	3.91	$298,617

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $1.81 on the last day of business for the six months ended March 31, 2018.  As of March 31, 2018, the Company had unrecognized compensation expense of approximately $2.6 million related to unvested stock options. This expense is expected to be recognized over approximately 3 years.

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

A summary of the non-vested stock activity for the six months ended March 31, 2018 is presented in the table below:

		Weighted Average
		Grant Date
	Shares	Fair Value	Vesting Period
Outstanding at September 30, 2017	198,750	$0.99
Granted	—
Vested	(190,000)
Forfeited	—
Outstanding at March 31, 2018	8,750	$1.82	April 2018

As of March 31, 2018, there was less than $1,000 of total unrecognized compensation cost related to non-vested restricted stock, which will be recognized in the third quarter of fiscal 2018.

Restricted Stock Units

In connection with the closing of the APP Acquisition, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vest on October 31, 2018. The restricted stock units will be settled in common stock issued under the 2017 Equity Incentive Plan. As of March 31, 2018, there was approximately $71,000 of unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized by October 31, 2018.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vest on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of

$0.95, which was the closing price of a share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. The stock appreciation rights will be settled in common stock issued under the 2017 Equity Incentive Plan.  As of March 31, 2018, there was approximately $38,000 of unrecognized compensation cost related to non-vested stock appreciation rights, which is expected to be recognized by October 31, 2018.

Note 10 - Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company.  The Company maintains product liability insurance coverage for claims arising from the use of its products.  The coverage amount is currently $10.0 million.

Litigation

In connection with the APP Acquisition, two purported derivative and class action lawsuits were filed against the Company in the Circuit Court of Cook County, Illinois, which were captioned Glotzer v. The Female Health Company, et al., Case No. 2016-CH-13815, and Schartz v. Parrish, et al., Case No. 2016-CH-14488.  On January 9, 2017 these two lawsuits were consolidated.  On March 31, 2017, the plaintiffs filed a consolidated complaint.  The consolidated complaint named as defendants Veru, the members of our board of directors prior to the closing of the APP Acquisition and the members of our board of directors after the closing of the APP Acquisition.  The consolidated complaint alleges, among other things, that our directors breached their fiduciary duties, or aided and abetted such breaches, by consummating the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements and by causing us to issue the shares of our common stock and Series 4 Preferred Stock to the former stockholders of APP pursuant to the APP Acquisition in order to evade the voting requirements of the Wisconsin Business Corporation Law. The consolidated complaint also alleges that Mitchell S. Steiner, a director and the President and Chief Executive Officer of Veru and a co-founder of APP, and Harry Fisch, a director of Veru and a co-founder of APP, were unjustly enriched in receiving shares of our common stock and Series 4 Preferred Stock in the APP Acquisition.  Based on these allegations, the consolidated complaint seeks equitable relief, including rescission of the APP Acquisition, money damages, disgorgement of the shares of our common stock and Series 4 Preferred Stock issued to Dr. Steiner and Dr. Fisch, and costs and expenses of the litigation, including attorneys' fees.  On May 5, 2017, the defendants filed a motion to dismiss the consolidated complaint.  On August 15, 2017, the court entered an order dismissing without prejudice the claims that the post-acquisition directors aided and abetted the alleged breaches of fiduciary duties by the pre-acquisition directors and that Dr. Steiner and Dr. Fisch were unjustly enriched.  The court did not dismiss the claims that the pre-acquisition directors breached their fiduciary duties and the claims that Veru consummated the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements, and the action is continuing as to those claims.  The parties are currently engaged in discovery.    Veru believes that this action is without merit and is vigorously defending itself.  No amount has been accrued for possible losses relating to this litigation as any such losses are not both probable and reasonably estimable.

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

In connection with the Company's acquisition of intellectual property rights associated with Solifenacin DRG and Tadalafil/Finasteride combination capsules in December 2017, the Company was obligated to make upfront payments totaling $500,000 by March 2018, as well as future installment payments and milestone payments. The $500,000 is included in accounts payable on the accompanying condensed consolidated balance sheet as of March 31, 2018. The Company expects to pay this amount in the third quarter of fiscal 2018.

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

In accordance with SAB 118, the Company’s income tax provision as of March 31, 2018 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discreet items resulting directly from the enactment of the Tax Act based on the information available, prepared or analyzed (including computations) in reasonable detail.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to our attention that would indicate that a revision to our estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecast of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.  These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business.  It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  From fiscal year 2006 through fiscal year 2016, the Company has annually generated taxable income on a consolidated basis.  In management’s analysis to determine the amount of the deferred tax asset to recognize, management projected future taxable income for each tax jurisdiction.

As of March 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of approximately $12,100,000 and $15,351,000, respectively, for income tax purposes expiring in years 2022 to 2037.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $62,223,000 as of March 31, 2018, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Income tax benefit at statutory rates	$(1,077,736)	$(884,000)	$(3,628,736)	$(1,529,000)
Effect of change in U.S. tax rate	—	—	(187,000)	—
State income tax benefit, net of federal benefits	(385,395)	(133,000)	(948,395)	(229,000)
Non-deductible business acquisition expenses	—	42,000	—	153,000
Non-deductible expenses - other	8,702	3,000	12,702	4,000
Effect of lower foreign income tax rates	50,981	120,641	80,386	202,377
Other	101,032	27,326	122,574	44,521
Income tax benefit	$(1,302,416)	$(824,033)	$(4,548,469)	$(1,354,102)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	September 30,
Deferred tax assets:	2018	2017
Federal net operating loss carryforwards	$4,922,000	$4,075,000
State net operating loss carryforwards	2,002,000	963,000
AMT credit carryforward	533,000	533,000
Foreign net operating loss carryforwards – U.K.	10,685,000	10,578,000
Foreign capital allowance – U.K.	108,000	108,000
U.K. bad debts	2,000	2,000
Restricted stock – U.K.	1,000	1,000
U.S. unearned revenue	249,000	409,000
U.S. deferred rent	23,000	76,000
Share-based compensation	456,000	447,000
Foreign tax credits	1,797,000	1,797,000
Other, net - U.S.	77,000	82,000
Gross deferred tax assets	20,855,000	19,071,000
Valuation allowance for deferred tax assets	(2,144,000)	(2,144,000)
Net deferred tax assets	18,711,000	16,927,000
Deferred tax liabilities:
In process research and development	(4,562,000)	(7,000,000)
Developed technology	(562,000)	(900,000)
Covenant not-to-compete	(101,000)	(200,000)
Other	(5,442)	—
Net deferred tax liabilities	(5,230,442)	(8,100,000)
Net deferred tax asset	$13,480,558	$8,827,000

The deferred tax amounts have been classified in the accompanying condensed consolidated balance sheets as follows:

	March 31,	September 30,
	2018	2017
Long-term deferred tax asset - U.S.	$4,829,377	$282,000
Long-term deferred tax asset - U.K.	8,651,181	8,545,000
Total long-term deferred tax asset	$13,480,558	$8,827,000

Note 12 – Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock appreciation rights and warrants, and the vesting of unvested restricted stock and restricted stock units.  Due to our net loss for the periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 8 and 9 for a discussion of our dilutive potential common shares.

Note 13 - Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates in two reporting segments: Commercial and Research and Development. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Our chief operating decision-maker (“CODM”) is Mitchell Steiner, M.D., our President and Chief Executive Officer.

Information about the Company's operations by segment and geographic area is as follows (in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Operating (loss) income:	(In thousands)		(In thousands)
Commercial	$(163)	$483	$(19)	$1,431
Research and Development	(1,960)	(1,155)	(3,992)	(1,314)
Corporate	(2,574)	(1,907)	(8,122)	(4,571)
	$(4,697)	$(2,579)	$(12,133)	$(4,454)

Revenues:
United States	$981	$379	$1,975	$737
South Africa	715	120	1,033	636
Zimbabwe	378	515	678	1,031
Cameroon	—	—	—	891
Peru	—	—	282	—
United Arab Emirates	278	—	278	—
Other	221	1,392	913	2,354
	$2,573	$2,406	$5,159	$5,649

All of our revenues are attributed to our Commercial reporting segment. Amounts related to long-lived assets, depreciation and amortization, and income taxes are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above.

Note 14 - Subsequent Events

During April 2018, the Company changed its U.S. sales strategy for FC2 by principally relying on an independent sales organization, which change will result in severance payments of approximately $513,000.  This amount will be substantially paid in the third quarter of fiscal 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc. is a biopharmaceutical company focused on urology and oncology.  The Company does business as both "Veru" and "The Female Health Company."  On July 31, 2017, the Company changed its corporate name from The Female Health Company to Veru Inc.

Veru utilizes the FDA's 505(b)(2) regulatory approval pathway to develop and commercialize drug candidates. The FDA's 505(b)(2) regulatory approval pathway is designed to allow for potentially expedited, lower cost and lower risk regulatory approval based on previously established safety, efficacy, and manufacturing information on a drug that has been already approved by the FDA for the same or a different indication.  Veru is developing drug candidates under the 505(b)(1) pathway as well, which is the traditional full new drug application (“NDA”) pathway that requires a complete preclinical, clinical, and manufacturing application. The Company is currently developing the following drug product candidates:  Tamsulosin Delayed Release Sachet (“DRS”) slow release granules and Tamsulosin XR capsules for lower urinary tract symptoms of benign prostatic hyperplasia (BPH or enlarged prostate), Solifenacin DRG, slow release granules, for overactive bladder (urge incontinence, urgency, or frequency of urination), Tadalafil/finasteride combination tablet for restricted urination because of an enlarged prostate; VERU-944 (cis-clomiphene citrate) for hot flashes in men associated with prostate cancer hormone treatment and VERU-111 a novel oral anti-tubulin cancer therapy targeting alpha & beta tubulin for a variety of malignancies, including metastatic prostate, breast, endometrial, pancreatic, ovarian and other cancers.  The Company also owns and maintains intellectual property around VERU-722 (fixed ratio clomiphene citrate) for male infertility.  While the Company remains optimistic about advancing VERU-722 into a Phase 2 clinical trial in men with testicular dysfunction (oligospermia (low sperm count) and secondary hypogonadism) as a cause of male factor infertility in the future, the clinical trial requirements of other Company drug candidates are taking priority at the current time.

To help support these clinical development programs, the Company markets and sells the PREBOOST® medicated individual wipe, which is a male genital desensitizing drug product for the prevention of premature ejaculation and is being co-promoted with Timm Medical Technologies, Inc., and also markets and sells the FC2 Female Condom® (“FC2”) in the U.S. market by prescription and other sales channels and through The Female Health Company Division in the global public health sector.  The Female Health Company Division markets to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

On October 31, 2016, as part of the Company's strategy to diversify its product line to mitigate the risks of being a single product company, the Company completed its acquisition (the “APP Acquisition”) of Aspen Park Pharmaceuticals, Inc. (“APP”) through the merger of a wholly owned subsidiary of the Company into APP.  The completion of the APP Acquisition transitioned us from a single product company selling only FC2 to a biopharmaceutical company with multiple drug products under clinical development.

On August 12, 2016, the FDA agreed that the Company's Tamsulosin DRS medication qualifies for the expedited 505(b)(2) regulatory approval pathway.  In March 2017, the Company initiated a bioequivalence clinical study for Tamsulosin DRS and in April 2017 announced the successful completion of Stage 1 of the bioequivalence clinical study, which selected the optimal formulation of our proprietary Tamsulosin DRS product.  In October 2017, the Company initiated Stage 2 of the bioequivalence clinical study of Tamsulosin DRS and in November 2017 announced the results of Stage 2 of the bioequivalence clinical study.  During the Stage 2 bioequivalence clinical study, dosing with Tamsulosin DRS fasted and Tamsulosin DRS fed were successfully shown to be bioequivalent with FLOMAX fed based on AUC, which is the key determinant of drug exposure over time.  The Tamsulosin DRS formulation still needs to meet the remaining bioequivalence criterion for peak value (Cmax). The Company intends to initiate a new bioequivalence study after adjusting the formulation to address Cmax and expects this study to be completed in 2018. The Company plans to develop Tamsulosin XR (extended release) capsules (tamsulosin HCl extended release capsules) as well. The Company does not believe that the new bioequivalence study and capsule formulation development will affect the timing of its planned submission of an NDA for Tamsulosin DRS granules and Tamsulosin XR capsules and, if the new bioequivalence study is successful, plans to submit the NDA in 2018.

On December 6, 2016, the Company presented an overview of its drug candidate for male infertility, VERU-722, at the meeting of the Bone, Reproductive and Urologic Drugs (“BRUD”) FDA Advisory Committee at the invitation of the FDA.  At the meeting, the committee discussed appropriate clinical trial design features, including acceptable endpoints for demonstrating clinical benefit, for drugs intended to treat secondary hypogonadism (low testosterone levels) while preserving or improving testicular function, including spermatogenesis. At the meeting, the FDA Advisory Committee provided guidance for clinical trial design and endpoints, and agreed with the intended patient population to treat, recommended a short-term study, and supported the use of improvement of semen quality for such clinical endpoints as avoidance of aggressive assisted reproductive procedures such as in vitro fertilization or pregnancy.

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

On May 24, 2017, the Company announced that, following a Pre-IND meeting with the FDA, it plans to advance VERU-944 (cis-clomiphene citrate), oral agent being evaluated for the treatment of hot flashes in men receiving hormone therapy, androgen deprivation therapy (“ADT”), for advanced prostate cancer into Phase 2 clinical trial utilizing the 505(b)(2) regulatory pathway. Approximately 80% of men receiving one of the common forms of ADT, including LUPRON® (Leuprolide), ELIGARD® (Leuprolide), and FIRMAGON®(degarelix), experience hot flashes and 30-40% will suffer from moderate to severe hot flashes.  An investigational new drug application (“IND”) is expected to be filed with the FDA in the first half of calendar 2018.

On December 11, 2017, the Company announced that it has acquired world-wide rights to a novel, proprietary oral granule formulation for solifenacin from Camargo Pharmaceuticals Services, LLC.  Solifenacin is the active ingredient in a leading drug VESIcare® for the treatment of overactive bladder in men and women. Solifenacin Delayed Release Granule (“DRG”) formulation addresses the large population of men and women who have overactive bladder (“OAB”) and who have dysphagia, or difficulty swallowing tablets.  In a Pre-IND meeting, the FDA confirmed that a single bioequivalence study and that no additional nonclinical, clinical efficacy and/or safety studies will be required to support the approval of Solifenacin DRG product for the treatment of overactive bladder.  The Company plans to complete the Solifenacin DRG bioequivalence study in 2018 and to file the NDA in 2019.

On December 15, 2017, the Company acquired world-wide rights to Tadalafil-Finasteride combination tablet formulation from Camargo Pharmaceuticals Services, LLC.  Tadalafil-Finasteride combination tablet (tadalafil 5mg and finasteride 5mg) is a new, proprietary formulation that addresses the large population of men who have lower urinary tract symptoms and restricted urinary stream because of an enlarged prostate. Tadalafil 5mg is a phosphodiesterase 5 (PDE5) inhibitor marketed under CIALIS® for benign prostatic hyperplasia and erectile dysfunction and finasteride 5mg is a Type 2, 5-alpha reductase inhibitor marketed under PROSCAR® to decrease the size of the prostate, prevent urinary retention and the need for prostate surgery in men who have an enlarged prostate. In a Pre-IND meeting held in November 2017, the FDA agreed that a single a bioequivalence study and no additional nonclinical, clinical efficacy and safety studies will be required to support the approval of Tadalafil-Finasteride combination tablet via a 505(b)(2) regulatory pathway. The Company plans to complete the bioequivalence study in 2018 and to file the NDA in 2019.

The Company presented data from a preclinical study of VERU-111 at the 2018 American Society of Clinical Oncology (“ASCO”) Genitourinary Cancers Symposium on February 6, 2018 and at the 2018 European Association of Urology (“EAU”) 33rd Annual Congress on March 16, 2018. The data showed potent activity against paclitaxel sensitive and resistant prostate cancer models.

On March 22, 2018, the Company announced that the FDA granted its application for a small business waiver of the drug application fee of approximately $2.4 million for the Company’s NDA for Tamsulosin DRS.  FDA’s grant of the fee waiver frees up resources to further advance the Company’s drug development programs.

Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2.  FC2 is the only currently available female-controlled product approved for market by the FDA and cleared by the World Health Organization (“WHO”) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (“STIs”), including HIV/AIDS and the Zika virus.  Nearly all of the Company’s net revenues for the three and six months ended March 31, 2018 and 2017 were derived from sales of FC2.

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

Purchasing patterns for FC2 vary significantly from one customer to another and may reflect factors other than simple demand.  For example, some governmental agencies purchase FC2 through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete. A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units.  Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount.  Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variations due to the timing and shipment of large orders of FC2.

In April 2017, the Company launched a small-scale marketing and sales program to support the promotion of FC2 in the U.S. market. The commercial team developed a plan to confirm the “proof of concept” that FC2 represented a significant business opportunity. This required changes in the distribution process for FC2 in the U.S. As part of this reorganization the Company announced new distribution agreements with three of the country's largest distributors that support the pharmaceutical industry. This newly developed network now allows up to 98% of major retail pharmacies the ability to make FC2 available to their customers. In addition to the distribution system, the Company expanded sales and market access efforts that resulted in FC2 now being available through the following access points: community-based organizations, by prescription, utilizing the telemedicine “HeyDoctor” App, through 340B covered entities, college and universities and our patient assistance program. We continue to increase healthcare provider awareness, education and acceptance which has resulted in more women utilizing FC2 in the U.S. We believe that the initial results from these efforts support the U.S. market opportunity and that we will continue to see increased utilization of FC2.

Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2018	2017	2016	2015	2014
October 1 — December 31	4,399,932	6,389,320	15,380,240	12,154,570	11,832,666
January 1 — March 31	4,125,032	4,549,020	9,163,855	20,760,519	7,298,968
April 1 — June 30		8,466,004	10,749,860	14,413,032	13,693,652
July 1 — September 30		6,854,868	6,690,080	13,687,462	9,697,341
Total	8,524,964	26,259,212	41,984,035	61,015,583	42,522,627

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the public sector and are recognized upon shipment of the product to its customers. Other sales are from FC2 into the prescription channel in the U.S. and sales of PREBOOST; however, these sales were not material to our results for the three and six months ended March 31, 2018.

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

In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription.  With a prescription, FC2 is covered by most insurance companies with no copay.  The Company hired a small sales force and also retained an independent sales organization to help educate doctors, pharmacists, clinics and student health centers on the benefits of FC2 and how to prescribe it.  In the U.S., FC2 is sold to major distributors and sold direct to city and state public health departments and non-profit organizations.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

The Company generated net revenues of $2,572,872 and net loss of $3,831,217 or $(0.07) per basic and diluted common share, for the three months ended March 31, 2018, compared to net revenues of $2,405,519 and net loss of $1,776,642, or $(0.06) per basic and diluted common share, for the three months ended March 31, 2017.

Net revenues increased 7 percent, with a 9 percent decrease in unit sales for the three months ended March 31, 2018, compared to the same period last year, which was partially offset by an increase in average sales price per unit of 18 percent.  The principal factors for the increase in the FC2 average sales price per unit compared to the same period last year were changes in sales mix and unit price increases for customers in the U.S.

Cost of sales increased $245,605 to $1,373,469 in the three months ended March 31, 2018 from $1,127,864 for the same period last year.  The increase is due to the mix of units sold with higher costs per unit and partially impacted by the unfavorable impact of currency exchange rates on costs of goods.

Gross profit decreased $78,252, or 6 percent, to $1,199,403 for the three months ended March 31, 2018 from $1,277,655 for the three months ended March 31, 2017.  Gross profit margin for the three months ended March 31, 2018 was 47 percent of net revenues, compared to 53 percent of net revenues for the same period in 2017.

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

Research and development expenses increased $869,233 to $2,076,794 for the three months ended March 31, 2018 from $1,207,561 in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs associated with the research and development.

Selling, general and administrative expenses increased $1,277,847, or 50 percent, to $3,819,159 for the three months ended March 31, 2018 from $2,541,312 in the prior year period.  The increase primarily relates to salaries for our U.S. Commercial team, part of our Commercial reporting segment, and additional corporate personnel, severance, investor relations and shared-based compensation expenses.

Business acquisition expenses for the three months ended March 31, 2018 decreased to zero from $108,015 in the prior year period for expenses representing costs related to the APP Acquisition.

Interest expense was $350,595 for the three months ended March 31, 2018, which included approximately $318,000 of amortization of the discounts on the SWK Credit Agreement, $27,000 of accretion of the liability for the SWK Residual Royalty Agreement and $6,000 of amortization of the deferred issuance costs related to the SWK Credit Agreement.

The Company recorded a foreign currency transaction loss of $63,077 in the most recent quarter, compared to $8,756 for the same period last year.  This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the period.

The income tax benefit for the three months ended March 31, 2018 was $1,302,416, compared to income tax benefit of $824,033 for the same period in fiscal year 2017.  The increase in the income tax benefit is due to the change in the U.S. federal corporate income tax rate from 35% to 21% under the Tax Act and the increase in the loss before income taxes.

SIX MONTHS ENDED MARCH 31, 2018 COMPARED TO SIX MONTHS ENDED MARCH 31, 2017

The Company generated net revenues of $5,159,485 and net loss of $8,088,370, or $(0.15) per basic and diluted common share, for the six months ended March 31, 2018, compared to net revenues of $5,649,118 and net loss of $3,142,823, or $(0.10) per basic and diluted common share, for the six months ended March 31, 2017.

Net revenues decreased $489,633 on a 22 percent decrease in unit sales for the six months ended March 31, 2018, compared to the same period last year.  The principal factor in the decrease is the period to period impact of the timing of shipments for key customers.  The FC2 average sales price per unit increased 17 percent compared to the same period last year due to changes in sales mix and unit price increases for customers in the U.S.

Cost of sales decreased $73,609 to $2,645,570 in the six months ended March 31, 2018 from $2,719,179 for the same period last year.  The reduction is due to the lower unit sales.

Gross profit decreased $416,024, or 14 percent, to $2,513,915 for the six months ended March 31, 2018 from $2,929,939 for the six months ended March 31, 2017.  Gross profit margin for the six months ended March 31, 2018 was 49 percent of net revenues, compared to 52 percent of net revenues for the same period in 2017.  The reduction in gross profit margin was due to lower unit sales and an unfavorable impact of currency exchange rates on costs of goods.

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

Research and development expenses increased $2,660,203 to $4,035,162 for the six months ended March 31, 2018 from $1,374,959 in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs associated with the research and development.

Selling, general and administrative expenses increased $1,773,230 to $6,847,748 for the six months ended March 31, 2018 from $5,074,518 in the prior year period.  The increase primarily relates to salaries for our U.S. Commercial team, part of our Commercial reporting segment, and additional corporate personnel, severance, investor relations, shared-based compensation, and legal and patent costs.

The Company incurred a loss on net accounts receivable of approximately $3.76 million as a result of a settlement agreement we entered with Semina, our distributor in Brazil, in December 2017.  This amount is presented as a separate line item in the accompanying unaudited condensed consolidated statement of operations for the six months ended March 31, 2018.

Business acquisition expenses for the six months ended March 31, 2018 decreased to zero from $934,385 in the prior year period for expenses representing costs related to the APP Acquisition.

Interest expense was $350,595 for the six months ended March 31, 2018, which included approximately $318,000 of amortization of the discounts on the SWK Credit Agreement, $27,000 of accretion of the liability for the SWK Residual Royalty Agreement and $6,000 of amortization of the deferred issuance costs related to the SWK Credit Agreement.

The Company recorded a foreign currency transaction loss of $116,532 for the six months ended March 31, 2018, compared to $20,695 for the same period in fiscal year 2017.    This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the period.

The income tax benefit for the six months ended March 31, 2018 was $4,548,469, compared to income tax benefit of $1,354,102 for the same period in fiscal year 2017.  The increase in the income tax benefit is due to the change in the U.S. federal corporate income tax rate from 35% to 21% under the Tax Act and the increase in the loss before income taxes.

Liquidity and Sources of Capital

Liquidity

Our cash on hand (including restricted cash) at March 31, 2018 was approximately $9.0 million, compared to $3.3 million at September 30, 2017.  At March 31, 2018, the Company had working capital of $5.6 million and stockholders’ equity of $41.3 million compared to working capital of $4.8 million and stockholders’ equity of $48.5 million as of September 30, 2017.

The Company believes its current cash position and its ability to secure equity financing or other financing alternatives are adequate to fund operations of the Company for the next 12 months. Such financing alternatives may include debt financing, convertible debt or other equity-linked securities and may include financings under the Company's current registration statement on Form S-3 (File No. 333-221120).  The Company's intention is to be opportunistic when pursuing equity financing which could include selling common stock under the Purchase Agreement with Aspire Capital and/or a marketed deal with an investment bank. The Company's ability to raise capital through equity financing may be limited by the number of authorized shares of the Company's common stock, which is currently 77,000,000 shares.  The Company may need to seek stockholder approval to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, and any such amendment would require the approval of the holders of at least two-thirds of the outstanding shares of the Company's common stock. See Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company's Form 10-K for the year ended September 30, 2017, for a description of certain risks related to our ability to raise capital on acceptable terms.

Operating activities

Our operating activities used cash of approximately $4.2 million in the first half of fiscal year 2018.  Accounts receivable and long-term other receivables decreased from $11.4 million at September 30, 2017 to $3.0 million at March 31, 2018.

On December 27, 2017, we entered into a settlement agreement with Semina pursuant to which Semina has made a payment of $2.25 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million relating to the 2014 Brazil Tender.  Semina did not make its second payment of $1.5 million by February 28, 2018, and we currently expect it to make the payment during the third quarter of fiscal 2018.  The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina.  We elected to settle these amounts due to the uncertainty regarding the timing of payment by the Brazilian Government and, ultimately to us, on the remaining amounts due. The result of the settlement was a net loss of approximately $3.76 million, which is included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations for the six months ended March 31, 2018.

In connection with the Company's acquisition of intellectual property rights associated with Solifenacin DRG and Tadalafil/ Finasteride combination capsules, the Company was obligated to make upfront payments totaling $500,000 by March 2018, as well as future installment payments and milestone payments. The Company expects to pay the $500,000 in the third quarter of fiscal 2018.  In the third quarter of fiscal 2018, the Company changed its U.S. sales strategy for FC2 by principally relying on an independent sales organization, which change will result in severance payments of approximately $513,000. This amount will be substantially paid in the third quarter of fiscal 2018.

Investing activities

Net cash used in investing activities in the first half of fiscal year 2018 was approximately $2,000 and was associated with office equipment purchases at our Miami headquarters. Net cash used in investing activities in the first half of fiscal year 2017 was approximately $83,000 and was primarily related to office furniture and equipment purchases at our Chicago and Miami locations.

Financing activities

Net cash provided by financing activities during the first half of fiscal year 2018 was approximately $9.9 million and represents the net proceeds from the SWK Credit Agreement (see discussion below).

Sources of Capital

SWK Credit Agreement

On March 5, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with the financial institutions party thereto from time to time (the “Lenders”) and SWK Funding LLC, as agent for the Lenders (the “Agent”), for a synthetic royalty financing transaction. On and subject to the terms of the Credit Agreement, the Lenders agreed to provide the Company with a multi-draw term loan of up to $12.0 million, with $10.0 million advanced to the Company on the date of the Credit Agreement. The Company may draw up to an additional $1.0 million if the Company enters into an agreement to distribute at least 47.5 million units of FC2 in Brazil upon the terms described in the Credit Agreement and up to an additional $1.0 million if the Company enters into an agreement to distribute at least 30 million units of FC2 in South Africa upon the terms described in the Credit Agreement. Under the Credit Agreement, the Company is required to make quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 until the earlier of receipt by the Lenders of a return premium specified in the Credit Agreement or a required payment upon termination of the Credit Agreement on March 5, 2025 or an earlier change of control of the Company or sale of the FC2 business.  The recourse of the Lenders and the Agent for obligations under the Credit Agreement is limited to assets relating to FC2.

In connection with the Credit Agreement, Veru and the Agent also entered into a Residual Royalty Agreement, dated as of March 5, 2018 (the “Residual Royalty Agreement”), which provides for an ongoing royalty payment of 5% of product revenue from net sales of FC2 commencing upon the payment in full by the Company of the required amount pursuant to the Credit Agreement.  The Residual Royalty Agreement will terminate upon (i) a change of control or sale of the FC2 business and the payment by the Company of the amount due in connection therewith pursuant to the Credit Agreement, or (ii) mutual agreement of the parties.

After payment by the Company of certain fees and expenses of the Agent and the Lenders as required in the Credit Agreement, the Company received net proceeds of approximately $9.9 million from the initial $10.0 million advance under the Credit Agreement.

Aspire Capital Purchase Agreement

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

BMO Line of Credit

The Company's Credit Agreement with BMO Harris Bank N.A. expired on December 29, 2017.  No amounts were outstanding under the Credit Agreement during the three and six months ended March 31, 2018 or 2017.

Fair Value Measurements

As of March 31, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 7 for additional information.

The fair values of these liabilities were estimated based on unobservable inputs (Level 3 measurement). See Note 3 for additional information. The Company determined the fair value of the embedded derivatives at inception and on subsequent valuation dates using a Monte Carlo simulation model. This valuation model incorporates transaction details such as the contractual terms, expected cash outflows, expected repayment dates, probability of a change of control, expected volatility, and risk-free interest rates. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The change in the fair value of the embedded derivatives is included on a separate line item on our condensed consolidated statements of operations.

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

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the APP Acquisition, two purported derivative and class action lawsuits were filed against the Company in the Circuit Court of Cook County, Illinois, which were captioned Glotzer v. The Female Health Company, et al., Case No. 2016-CH-13815, and Schartz v. Parrish, et al., Case No. 2016-CH-14488.  On January 9, 2017 these two lawsuits were consolidated.  On March 31, 2017, the plaintiffs filed a consolidated complaint.  The consolidated complaint named as defendants Veru, the members of our board of directors prior to the closing of the APP Acquisition and the members of our board of directors after the closing of the APP Acquisition.  The consolidated complaint alleges, among other things, that our directors breached their fiduciary duties, or aided and abetted such breaches, by consummating the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements and by causing us to issue the shares of our common stock and Series 4 Preferred Stock to the former stockholders of APP pursuant to the APP Acquisition in order to evade the voting requirements of the Wisconsin Business Corporation Law. The consolidated complaint also alleges that Mitchell S. Steiner, a director and the President and Chief Executive Officer of Veru and a co-founder of APP, and Harry Fisch, a director of Veru and a co-founder of APP, were unjustly enriched in receiving shares of our common stock and Series 4 Preferred Stock in the APP Acquisition.  Based on these allegations, the consolidated complaint seeks equitable relief, including rescission of the APP Acquisition, money damages, disgorgement of the shares of our common stock and Series 4 Preferred Stock issued to Dr. Steiner and Dr. Fisch, and costs and expenses of the litigation, including attorneys' fees.  On May 5, 2017, the defendants filed a motion to dismiss the consolidated complaint.  On August 15, 2017, the court entered an order dismissing without prejudice the claims that the post-acquisition directors aided and abetted the alleged breaches of fiduciary duties by the pre-acquisition directors and that Dr. Steiner and Dr. Fisch were unjustly enriched.  The court did not dismiss the claims that the pre-acquisition directors breached their fiduciary duties and the claims that Veru consummated the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements, and the action is continuing as to those claims.  The parties are currently engaged in discovery. Veru believes that this action is without merit and is vigorously defending itself.

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

3.8	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.8).

10.1

Credit Agreement, dated as of March 5, 2018, among the Company, SWK Funding LLC and the financial institutions party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.2

Residual Royalty Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.3

Guarantee and Collateral Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.4

Intellectual Property Security Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC  (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.5

Pledge Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC  (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.6	Veru Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 26, 2018). (1)

10.7

Form of Non-Qualified Stock Option Grant Agreement for the Veru Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 26, 2018). (1)

10.8

Executive Employment Agreement, dated as of March 21, 2018, between the Company and Michele Greco (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 26, 2018). (1)

10.9	Executive Employment Agreement, dated as of March 21, 2018, between the Company and Dr. Robert H. Getzenberg. (1) (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (2) (3)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

(1)	Management contract or compensatory plan or arrangement
(2)	Filed herewith
(3)

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

VERU INC.

DATE: May 10, 2018

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: May 10, 2018

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer