Form 10-Q
period 2018-06-30
VERU INC.
filed 2018-08-14
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 55,284,956 shares of $0.01 par value common stock outstanding.

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

•	competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing;
•	risks relating to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation;
•	risk inherent in doing business on an international level;
•	the disruption of production at the Company's manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to the Company's facilities;
•	the Company’s reliance on its major customers and risks relating to delays in payment of accounts receivable by major customers;
•	the Company's growth strategy;
•	the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;
•	government contracting risks, including the risk that government tenders and contracts may be subject to cancellation, delay, restructuring or substantial delayed payments;
•	the Company’s ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives; and
•	the Company’s ability to successfully integrate acquired businesses, technologies or products.

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

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
ASSETS
Current Assets:
Cash	$5,577,440	$3,277,602
Accounts receivable, net	3,668,673	3,555,350
Inventory, net	2,653,887	2,767,924
Prepaid expenses and other current assets	958,481	697,097
TOTAL CURRENT ASSETS	12,858,481	10,297,973
LONG-TERM ASSETS
PLANT AND EQUIPMENT
Equipment, furniture and fixtures	4,067,448	4,067,896
Leasehold improvements	287,686	287,686
Less: accumulated depreciation and amortization	(3,889,345)	(3,800,043)
Plant and equipment, net	465,789	555,539
Other trade receivables (Note 4)	—	7,837,500
Other assets	527,249	156,431
Deferred income taxes	12,194,000	8,827,000
Intangible assets, net	20,546,544	20,752,991
Goodwill	6,878,932	6,878,932
TOTAL ASSETS	$53,470,995	$55,306,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,461,641	$2,685,718
Accrued expenses and other current liabilities	1,713,143	1,441,359
Credit agreement, short-term portion (Note 7)	6,428,567	—
Unearned revenue	760,981	1,014,517
Accrued compensation	355,800	345,987
TOTAL CURRENT LIABILITIES	12,720,132	5,487,581
LONG-TERM LIABILITIES

Credit agreement, long-term portion (Note 7)	4,274,428	—
Residual royalty agreement (Note 7)	517,314	—
Other liabilities (Note 4)	—	1,233,750
Deferred rent	89,093	131,830
TOTAL LIABILITIES	17,600,967	6,853,161

Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Common stock	569,281	553,922
Additional paid-in-capital	93,971,011	90,550,669
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(50,282,140)	(34,263,262)
Treasury stock, at cost	(7,806,605)	(7,806,605)
TOTAL STOCKHOLDERS' EQUITY	35,870,028	48,453,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,470,995	$55,306,366

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net revenues	$5,501,730	$4,314,068	$10,661,215	$9,963,186

Cost of sales	2,424,235	2,019,154	5,069,804	4,738,333

Gross profit	3,077,495	2,294,914	5,591,411	5,224,853

Operating expenses:
Research and development	3,787,562	302,071	7,822,724	1,677,029
Selling, general and administrative	4,027,453	3,184,484	10,875,201	8,259,003
Loss on settlement of accounts receivable	227,208	—	3,991,346	—
Business acquisition	—	74,495	—	1,008,880
Total operating expenses	8,042,223	3,561,050	22,689,271	10,944,912

Operating loss	(4,964,728)	(1,266,136)	(17,097,860)	(5,720,059)

Non-operating expenses:
Interest expense	(1,380,122)	—	(1,730,717)	—
Other income (expense), net	64	(13,323)	(15,516)	(35,630)
Change in fair value of derivative liabilities	(378,000)	—	(399,000)	—
Foreign currency transaction loss	(1,591)	(20,143)	(118,124)	(40,838)
Total non-operating expenses	(1,759,649)	(33,466)	(2,263,357)	(76,468)

Loss before income taxes	(6,724,377)	(1,299,602)	(19,361,217)	(5,796,527)

Income tax expense (benefit)	1,206,131	(509,713)	(3,342,339)	(1,863,815)

Net loss	$(7,930,508)	$(789,889)	$(16,018,878)	$(3,932,712)

Net loss per basic and diluted common share outstanding	$(0.15)	$(0.03)	$(0.30)	$(0.13)

Basic and diluted weighted average common shares outstanding	53,789,409	30,991,247	53,432,404	30,983,271

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2017	$—	55,392,193	$553,922	$90,550,669	$(581,519)	$(34,263,262)	$(7,806,605)	$48,453,205

Share-based compensation	—	—	—	1,079,276	—	—	—	1,079,276
Shares issued in connection with common stock purchase agreement	—	304,457	3,045	344,036	—	—	—	347,081
Sale of shares under common stock purchase agreement	—	1,176,470	11,764	1,988,236				2,000,000
Amortization of deferred costs	—	—	—	(56,656)	—	—	—	(56,656)
Shares issued upon exercise of stock options		55,000	550	65,450				66,000
Net loss	—	—	—	—	—	(16,018,878)	—	(16,018,878)
Balance at June 30, 2018	$—	56,928,120	$569,281	$93,971,011	$(581,519)	$(50,282,140)	$(7,806,605)	$35,870,028

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(16,018,878)	$(3,932,712)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	131,920	267,193
Amortization of intangible assets	206,447	106,916
Noncash interest expense	1,730,717	—
Share-based compensation	1,079,276	527,785
Warrants issued	—	542,930
Deferred income taxes	(3,367,000)	(1,989,399)
Loss on settlement of accounts receivable	3,991,346	—
Change in fair value of derivative liabilities	399,000	—
Other	(39,155)	9,973
Changes in current assets and liabilities, net of effects of acquisition of a business:
Decrease in accounts receivable	2,328,298	5,022,028
Decrease (increase) in inventory	114,037	(131,684)
Increase in prepaid expenses and other assets	(263,937)	(194,702)
Increase in accounts payable	775,923	127,525
Decrease (increase) in unearned revenue	(253,536)	964,382
Increase (decrease) in accrued expenses and other current liabilities	454,324	(914,763)
Net cash (used in) provided by operating activities	(8,731,218)	405,472

INVESTING ACTIVITIES
Capital expenditures, net	(47,696)	(119,422)
Net cash used in investing activities	(47,696)	(119,422)

FINANCING ACTIVITIES
Proceeds from SWK credit agreement	10,000,000	—
Payment of debt issuance costs	(266,923)	—
Installment payment on SWK credit agreement	(642,485)	—
Net proceeds from sale of shares under common stock purchase agreement	1,922,160	—
Proceeds from stock option exercises	66,000	—
Net cash provided by financing activities	11,078,752	—

Net increase in cash	2,299,838	286,050
CASH AT BEGINNING OF PERIOD	3,277,602	2,385,082
CASH AT END OF PERIOD	$5,577,440	$2,671,132

Schedule of noncash investing and financing activities:
Issuance of common stock in connection with the APP Acquisition	$—	$1,826,097
Issuance of Series 4 Preferred Stock in connection with the APP Acquisition	$—	$17,981,883
Reduction of accrued expense upon issuance of shares	$—	$22,176
Shares issued in connection with common stock purchase agreement	$347,081	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The accompanying condensed consolidated balance sheet as of September 30, 2017 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2018 and cash flows for the nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2018.

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

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (“APP”) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc, and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer health care product, the FC2 Female Condom® (“FC2”).  The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company with multiple drug products under clinical development focused on urology and oncology.  Nearly all of the Company’s net revenues during the three and nine months ended June 30, 2018 and 2017 were derived from sales of FC2.  The Female Health Company Limited is the holding company of The Female Health Company (UK) plc, which is located in London, England (collectively the “U.K. subsidiary”). The Female Health Company (M) SDN.BHD leases a manufacturing facility located in Selangor D.E., Malaysia (the “Malaysia subsidiary”).  The Company’s headquarters are located in Miami, Florida in a leased office facility.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 149 countries.  It is marketed to consumers in 25 countries through distributors, public health programs, and/or retailers and in the U.S. by prescription.

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

Restricted cash:  Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer or its provider of funds. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was approximately $137,000 and $139,000 at June 30, 2018 and September 30, 2017, respectively, and is included in cash on the accompanying unaudited condensed consolidated balance sheets.

Accounts receivable and concentration of credit risk:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis.

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the order of 15 million units under the Brazil tender in 2014, the Company agreed to up to 360 days credit terms with our distributor in Brazil subject to earlier payment upon receipt of payment by the distributor from the Brazilian Government.  See discussion of receivables in Note 4.  For the past twelve months, the Company's average days’ sales outstanding was approximately 133 days.

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

Deferred Financing Costs: Costs incurred in connection with the common stock purchase agreement discussed in Note 8 have been included in other assets on the accompanying unaudited condensed consolidated balance sheet at June 30, 2018. When shares of the Company’s common stock are sold under the common stock purchase agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

Costs incurred in connection with the issuance of debt discussed in Note 7 are presented as a reduction of the debt on the accompanying unaudited condensed consolidated balance sheet at June  30, 2018. These issuance costs are being amortized using the effective interest method over the expected repayment period of the debt, which is currently estimated to occur in the first quarter of fiscal 2021. The amount of amortization was approximately $30,000 and $36,000 for the three and nine months ended June 30, 2018, respectively.

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

Unearned revenue:  FC2 is distributed in the U.S. prescription channel principally through large pharmaceutical distributors. These distributors then sell principally to retail pharmacies. Unearned revenue as of June 30, 2018 and September 30, 2017 was approximately $761,000 and $1.0 million, respectively, and was comprised mainly of sales made to a large distributor. We lack the experiential data which would allow us to estimate returns for product sold to this distributor. Therefore, as of June  30, 2018 and September 30, 2017, we determined that we do not yet meet the criteria for the recognition of revenue at the time of shipment to this distributor as returns cannot be reasonably estimated. Accordingly, the Company deferred recognition of revenue on prescription product sold to this particular distributor until the right of return no longer exists, which occurs at the earlier of the time the prescription products were dispensed through patient prescriptions or expiration of the right of return.

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

Research and development costs:  Research and development costs are expensed as they are incurred and include salaries and benefits, clinical trials costs and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company had no capitalized nonrefundable advance payments as of June 30, 2018 or September 30, 2017.

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

Advertising:  The Company's policy is to expense advertising costs as incurred. Advertising costs were immaterial to the Company’s results of operations for the three and nine months ended June 30, 2018 and 2017.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of production of the Company’s first-generation product, FC1, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of June 30, 2018 and September 30, 2017. Assets located outside of the U.S. totaled approximately $6.9 million and $5.6 million at June 30, 2018 and September 30, 2017, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  In the three and nine months ended June 30, 2018 and 2017, comprehensive loss is equivalent to the reported net loss.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-18 is to clarify guidance and presentation related to restricted cash in the statements of cash flows as well as increased disclosure requirements. It requires beginning-of-period and end-of-period total amounts shown on the statements of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. ASU 2016-18 will be effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material effect on the presentation of our consolidated statements of cash flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The purpose of ASU 2018-07 is to expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 will be effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company has issued share-based payments to nonemployees in the past but is not able to predict the amount of future share-based payments to nonemployees, if any. The adoption of ASU 2018-07 is not expected to have a material effect on our financial position or results of operations but should simplify the process by which the Company measures compensation expense for share-based payments to nonemployees.

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

The Company incurred acquisition-related costs of approximately $74,000 and $1.0 million in the three and nine months ended June 30, 2017, respectively, which are presented on a separate line item in the accompanying unaudited condensed consolidated statements of operations. The Company did not incur acquisition-related costs in the three and nine months ended June 30, 2018.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended June 30, 2018.

As of June 30, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy. The Company did not have any financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2017.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the nine months ended June 30, 2018:

Beginning balance at October 1, 2017	$—
Additions	3,319,000
Change in fair value of derivative liabilities	399,000
Ending balance at June 30, 2018	$3,718,000

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of June 30, 2018:

Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Monte Carlo Simulation	Estimated change of control dates	December 2018 to March 2020
	Discount rate	10.5% to 11.9%
	Probability of change of control	50% to 95%

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

Note 4 - Accounts Receivable and Concentration of Credit Risk

The components of accounts receivable consist of the following at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017

Trade receivables	$3,586,566	$11,330,814
Other receivables	118,268	100,139
Accounts receivable, gross	3,704,834	11,430,953
Less: allowance for doubtful accounts	(36,161)	(38,103)
Accounts receivable, net	3,668,673	11,392,850
Less: long-term trade receivables	—	(7,837,500)
Current accounts receivable, net	$3,668,673	$3,555,350

On December 27, 2017, we entered into a settlement agreement with Semina, our distributor in Brazil, pursuant to which Semina made a payment of $2.2 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million. Semina did not make its second payment of $1.5 million by February 28, 2018.  In July 2018, the Company agreed to accept $1.3 million as settlement of the $1.5 million that was owed.  The amounts owed to us relate to outstanding accounts receivable for sales to Semina for the 2014 Brazil tender totaling $8.9 million, $7.8 million of which was classified as a long-term trade receivable and $1.1 million as a current account receivable on the accompanying condensed consolidated balance sheet as of September 30, 2017. These receivables were net of payables owed to Semina by us totaling $1.4 million, $1.2 million of which was classified as a long-term liability and $0.2 million was classified as a current liability on the accompanying condensed consolidated balance sheet as of September 30, 2017. The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina. The result of the settlement was a net loss of approximately $0.2 million and $4.0 million in the three and nine months ended June 30, 2018, respectively, which is presented as a separate line item in the accompanying unaudited condensed consolidated statements of operations.

At June 30, 2018 and September 30, 2017, Semina’s accounts receivable balance represented 10% and 11% of current assets, respectively. No other single customer’s accounts receivable balance accounted for more than 10% of current assets at those dates. At June 30, 2018, Semina’s accounts receivable balance represented 35% of the Company’s accounts receivable. At September 30, 2017, Semina’s accounts receivable and long-term other receivables balance represented 78% of the Company’s total accounts receivable and long-term other receivables. For the three months ended June 30, 2018, there was one customer who exceeded 10% of net revenues.  For the three months ended June 30, 2017, there were two customers who exceeded 10% of net revenues.  For the nine months ended June 30, 2018 and 2017, there were two customers who each exceeded 10% of net revenues.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are charged-off when deemed uncollectible.  The table below summarizes the change in the allowance for doubtful accounts for the nine months ended June 30, 2018 and 2017:17

	Nine Months Ended June 30,
	2018	2017
Beginning balance	$38,103	$38,103
Charges (reversals) to expense	(1,942)	—
Charge-offs	—	—
Ending balance	$36,161	$38,103

Recoveries of accounts receivable previously charged-off are recorded when received.  The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute the female condom for use in HIV/AIDS prevention and family planning programs.

Note 5 - Inventory

Inventory at June 30, 2018 and September 30, 2017 consists of:

	June 30, 2018	September 30, 2017
FC2
Raw material	$644,210	$530,384
Work in process	40,218	90,164
Finished goods	2,304,828	2,427,386
Inventory, gross	2,989,256	3,047,934
Less: inventory reserves	(353,376)	(312,997)
FC2, net	2,635,880	2,734,937
PREBOOST®
Finished goods	18,007	32,987
Inventory, net	$2,653,887	$2,767,924

Note 6 – Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill and the change in the balance for the nine months ended June 30, 2018 and 2017 is as follows:

	2018	2017
Beginning balance	$6,878,932	$—
Goodwill arising from APP Acquisition	—	6,878,932
Ending balance	$6,878,932	$6,878,932

Intangible Assets

Intangible assets acquired in the APP Acquisition included IPR&D, developed technology consisting of PREBOOST®  medicated wipes for prevention of premature ejaculation, and covenants not-to-compete.

The gross carrying amounts and net book value of intangible assets are as follows at June 30, 2018:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$234,408	$2,165,592
Covenants not-to-compete	500,000	119,048	380,952
Total intangible assets with finite lives	2,900,000	353,456	2,546,544
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$353,456	$20,546,544

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2017:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$81,533	$2,318,467
Covenants not-to-compete	500,000	65,476	434,524
Total intangible assets with finite lives	2,900,000	147,009	2,752,991
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$147,009	$20,752,991

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

Amortization expense was approximately $69,000 and $40,000, for the three months ended June 30, 2018 and 2017, respectively. Amortization expense was approximately $206,000 and $107,000, for the nine months ended June 30, 2018 and 2017, respectively. Based on finite-lived intangible assets recorded as of June 30, 2018, the estimated future amortization expense is as follows:

Estimated
Year Ending September 30,	Amortization Expense
2018	$68,815
2019	309,234
2020	316,368
2021	323,706
2022	331,316
Thereafter	1,197,105
Total	$2,546,544

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

For accounting purposes, the initial $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis.  A portion of the amount allocated to the Credit Agreement and a portion of the amount allocated to the Residual Royalty Agreement, in both cases equal to the fair value of the respective change of control provisions, was allocated to the embedded derivative liabilities. The derivative liabilities will be adjusted to fair market value at each subsequent reporting period.  For financial statement presentation, the embedded derivative liabilities have been included with their respective host instruments as noted in the following tables. The debt discounts are being amortized to interest expense over the expected term of the loan using the effective interest method. Additionally, the Company recorded deferred loan issuance costs of approximately $267,000 for legal fees incurred in connection with the Credit Agreement. The deferred loan issuance costs are presented as a reduction in the Credit Agreement obligation and are being amortized to interest expense over the expected term of the loan using the effective interest method.

At June 30, 2018, the Credit Agreement consisted of the following:

June 30, 2018

Aggregate repayment obligation	$17,500,000
Less: Payments	(642,485)
Less: Unamortized discounts	(9,587,369)
Less: Unamortized deferred issuance costs	(231,151)
Credit agreement, net	7,038,995
Add: Embedded derivative liability at fair value (see Note 3)	3,664,000
10,702,995
Credit agreement, short-term portion	(6,428,567)
Credit agreement, long-term portion	$4,274,428

The fair value of the Residual Royalty Agreement at inception of $346,000 was calculated using a Monte Carlo simulation model utilizing significant unobservable inputs including future revenue projections to determine when payments would commence under the Residual Royalty Agreement, the probability of a change of control event as defined in the Residual Royalty Agreement and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the Residual Royalty Agreement.  The payment commencement dates varied between the simulated Credit Agreement payoff dates (which the earliest date was September 30, 2019 per the simulation) and the Credit Agreement termination date of March 5, 2025.  The change of control probabilities ranged from 50% to 95%.  The discount rates ranged from approximately 10.5% to approximately 12.0%.  Material changes in any of these inputs would have resulted in a significantly higher or lower fair value measurement and commensurate changes to this liability.

At June 30, 2018, the Residual Royalty Agreement liability consisted of the following:

June 30, 2018

Residual Royalty Agreement liability, fair value at inception	$346,000
Less: Unamortized discounts	(4,822)
Add: Accretion of liability using effective interest rate	122,136
Residual Royalty Agreement liability, net	463,314
Add: Embedded derivative liability at fair value (see Note 3)	54,000
Residual Royalty Agreement liability	$517,314

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs.  For the three and nine months ended June 30, 2018, interest expense related to the Credit Agreement was as follows:

	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Amortization of Credit Agreement and Residual Royalty Agreement discounts	$1,255,062	$1,572,809
Accretion of Residual Royalty Agreement liability	94,858	122,136
Amortization of deferred issuance costs	30,202	35,772
	$1,380,122	$1,730,717

Revolving Line of Credit

The Company’s Credit Agreement with BMO Harris Bank N.A. expired on December 29, 2017.   No amounts were outstanding under the Credit Agreement at September 30, 2017 or when it expired on December 29, 2017.

Note 8 - Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $.01 per share. There are 1,040,000 shares of Class A Preferred Stock - Series 1 authorized; 1,500,000 shares of Class A Preferred Stock- Series 2 authorized; 700,000 shares of Class A Preferred Stock - Series 3 authorized; and 548,000 shares of Class A Preferred Stock- Series 4 (the “Series 4 Preferred Stock”) authorized. In connection with the completion of the APP Acquisition (see Note 2), a total of 546,756 shares of Series 4 Preferred Stock were issued to the former APP stockholders as of October 31, 2016, and all of the outstanding shares of Series 4 Preferred automatically converted into shares of the Company’s common stock effective July 31, 2017.  There were no shares of Class A Preferred Stock of any series issued and outstanding at June 30, 2018 or September 30, 2017.  The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at June 30, 2018 or September 30, 2017.

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrant”).  The Financial Advisor Warrant has a five-year term, a cashless exercise feature and a strike price equal to $1.93 per share, the average price of the Company's common stock for the ten-day period preceding the original announcement of the APP Acquisition on April 6, 2016. The fair value of the Financial Advisor Warrant of $542,930 was estimated at the October 31, 2016 date of grant using the Black-Scholes option pricing model assuming expected volatility of 47.2%, a risk-free interest rate of 1.31%, an expected life of five years, no dividend yield, and the closing price of the Company's common stock on October 31, 2016 of $0.95. The Financial Advisor Warrant vested upon issuance. Half of the shares subject to the Financial Advisor Warrant, or 1,292,690 shares, were locked-up for a period of 18 months from the issuance date. The Financial Advisor Warrant was recorded as a component of additional paid-in-capital and the related expense is included in business acquisition expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended June 30, 2017.

In May 2018, the Company issued two warrants to purchase a total of up to 750,000 shares of the Company's common stock in connection with a consulting services agreement. The first warrant allows the consultant to purchase up to 300,000 shares of the Company’s common stock at $2.31 per share subject to achievement of specified performance goals that will be measured at March 31, 2019. The second warrant allows the consultant to purchase up to 450,000 shares of the Company’s common stock at $2.31 per share subject to achievement of specified performance goals that will be measured at March 31, 2020. The warrants provide for early exercisability if certain events occur related to the Company’s FC2 business. If the warrants become exercisable, they will expire to the extent not exercised on or before April 2, 2023.  The warrants have a cashless exercise feature. If the performance goals defined in the warrant agreements are not achieved, the warrants will be forfeited. For measurement and recognition purposes, the Company utilized the lowest aggregate amount within the range of potential values, which was zero. Therefore, at June 30, 2018, the Company has determined the fair value of these warrants to be zero and has not recognized any compensation expense related to these warrants for the three and nine months ended June 30, 2018.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital to purchase up to $15.0 million of the Company’s common stock in the aggregate.  Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to prepare and file under the Securities Act of 1933 and under its current registration statement on Form S-3 (File No. 333-221120), a prospectus supplement for the sale or potential sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

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

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 304,457 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at approximately $347,000. This amount and related expenses of approximately $78,000, which total approximately $425,000, were deferred.  During the third quarter of fiscal 2018, we sold 1,176,470 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $2.0 million. As a result of this sale, we recorded approximately $57,000 of the deferred costs noted

above to additional paid-in capital. The unamortized amount of deferred costs of approximately $368,000 is included in other assets on the accompanying unaudited condensed consolidated balance sheet at June 30, 2018.  In July 2018, we sold an additional 540,540 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $1.0 million.

Note 9 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and nine months ended June 30, 2018 and 2017, we recorded share-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Cost of sales	$2,867	$—	$5,570	$—
Selling, general and administrative	379,814	105,316	919,516	527,785
Research and development	77,293	—	154,190	—
	$459,974	$105,316	$1,079,276	$527,785

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”).  A total of 2.0 million shares are authorized for issuance under the 2018 Plan.  As of June 30, 2018, 907,900 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”).  A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of June 30, 2018, 90,288 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Weighted Average Assumptions:	2018	2017	2018	2017
Expected Volatility	60.56%	43.76%	61.00%	43.76%
Expected Dividend Yield	0.00%	0.00%	0.00%	0.00%
Risk-free Interest Rate	2.86%	1.62%	2.63%	1.62%
Expected Term (in years)	6.0	6.0	5.9	6.0
Fair Value of Options Granted	$1.10	$0.41	$1.00	$0.41

During the three and nine months ended June 30, 2018 and 2017, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at June 30, 2018:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value
Outstanding at September 30, 2017	2,830,805	$1.27
Granted	3,650,151	1.72
Exercised	(55,000)	1.20
Forfeited	(861,644)	1.19
Outstanding at June 30, 2018	5,564,312	$1.58	8.78	$2,750,554
Exercisable at June 30, 2018	514,167	$1.67	3.74	$349,967

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $2.02 on the last day of business for the nine months ended June 30, 2018.  As of June 30, 2018, the Company had unrecognized compensation expense of approximately $3.6 million related to unvested stock options. This expense is expected to be recognized over approximately 3 years.

During fiscal 2018, the Company modified stock options held by certain optionees upon termination of their employment by the Company, retirement from the board of directors or resignation from the board of directors. The aggregate amount of expense recognized in connection with these modifications in the three and nine months ended June 30, 2018 was approximately $123,000 and $287,000, respectively.

Restricted Stock

The Company has issued restricted stock to employees, directors and consultants. Such issuances had vesting periods that range from one to three years. All such shares of restricted stock vest and all such shares must be issued pursuant to the vesting period noted, provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date.

A summary of the non-vested stock activity for the nine months ended June 30, 2018 is presented in the table below:

		Weighted Average
		Grant Date
	Shares	Fair Value	Vesting Period
Outstanding at September 30, 2017	198,750	$0.99
Granted	—
Vested	(198,750)
Forfeited	—
Outstanding at June 30, 2018	—	$—

Restricted Stock Units

In connection with the closing of the APP Acquisition, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vest on October 31, 2018. The restricted stock units will be settled in common stock issued under the 2017 Plan. As of June 30, 2018, there was approximately $41,000 of unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized by October 31, 2018.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vest on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price of a share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. The stock appreciation rights will be settled in common stock issued under the 2017 Plan.  As of June 30, 2018, there was approximately $22,000 of unrecognized compensation cost related to non-vested stock appreciation rights, which is expected to be recognized by October 31, 2018.

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

License and Purchase Agreements

From time to time, we license or purchase rights to technology or intellectual property from third parties. These licenses and purchase agreements require us to pay upfront payments as well as development or other payments upon successful completion of preclinical, clinical, regulatory or revenue milestones. In addition, these agreements may require us to pay royalties on sales of products arising from the licensed or acquired technology or intellectual property. Because the achievement of these milestones is not reasonably estimable, other than noted below, we have not recorded a liability in the accompanying unaudited condensed consolidated financial statements for any of these contingencies.

In connection with the Company's acquisition of intellectual property rights associated with Solifenacin DRG and Tadalafil/Finasteride combination capsules in December 2017, the Company was obligated to make upfront payments totaling $500,000 by March 2018, as well as future installment payments and milestone payments. Of the $500,000, $250,000 was paid in May 2018 and the remaining $250,000 is included in accounts payable on the accompanying condensed consolidated balance sheet as of June 30, 2018. The Company expects to pay this amount in the fourth quarter of fiscal 2018.  The Company has met the initial milestones for these two product candidates, which will result in additional payments totaling $700,000. These amounts owed, which total $950,000, are included in accounts payable on the accompanying unaudited condensed consolidated balance sheet at June 30, 2018.

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

In accordance with SAB 118, the Company’s income tax provision as of June 30, 2018 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discreet items resulting directly from the enactment of the Tax Act based on the information available, prepared or analyzed (including computations) in reasonable detail.

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

(ii)

The Company determined the impact of the U.S. federal corporate income tax rate change, net of the related state income tax impact on the U.S. deferred tax assets and liabilities, to be a benefit of approximately $1.2 million as of October 1, 2017.

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

As of June 30, 2018, the Company had U.S. federal and state net operating loss carryforwards of approximately $10.5 million and $15.5 million,  respectively, for income tax purposes expiring in years 2022 to 2037.  The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $62.2 million as of June 30, 2018, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income tax benefit at statutory rates	$(1,412,119)	$(442,000)	$(5,040,855)	$(1,971,000)
Effect of change in U.S. tax rate	190,319	—	3,319	—
State income tax benefit, net of federal benefits	(15,213)	(66,000)	(963,608)	(295,000)
Non-deductible business acquisition expenses	—	29,000	—	182,000
Non-deductible expenses - other	862	10,000	13,564	14,000
Effect of change to state income tax rate	—	(12,955)	—	189,422
Effect of lower foreign income tax rates	(67,765)	(27,758)	12,621	16,763
Recharacterization of foreign tax credits to net operating loss	1,311,429	—	1,311,429	—
Increase in valuation allowance	933,000	—	933,000	—
Other	265,618	—	388,191	—
Income tax expense (benefit)	$1,206,131	$(509,713)	$(3,342,339)	$(1,863,815)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	September 30,
Deferred tax assets:	2018	2017
Federal net operating loss carryforwards	$6,770,000	$4,075,000
State net operating loss carryforwards	2,052,000	963,000
AMT credit carryforward	533,000	533,000
Foreign net operating loss carryforwards – U.K.	10,583,000	10,578,000
Foreign capital allowance – U.K.	108,000	108,000
U.K. bad debts	2,000	2,000
Restricted stock – U.K.	1,000	1,000
U.S. unearned revenue	—	409,000
U.S. deferred rent	21,000	76,000
Share-based compensation	487,000	447,000
Foreign tax credits	—	1,797,000
Other, net – U.S.	58,000	82,000
Gross deferred tax assets	20,615,000	19,071,000
Valuation allowance for deferred tax assets	(3,077,000)	(2,144,000)
Net deferred tax assets	17,538,000	16,927,000
Deferred tax liabilities:
In process research and development	(4,676,000)	(7,000,000)
Developed technology	(563,000)	(900,000)
Covenant not-to-compete	(99,000)	(200,000)
Other	(6,000)	—
Net deferred tax liabilities	(5,344,000)	(8,100,000)
Net deferred tax asset	$12,194,000	$8,827,000

The deferred tax amounts have been classified in the accompanying condensed consolidated balance sheets as follows:

	June 30,	September 30,
	2018	2017
Long-term deferred tax asset – U.S.	$3,644,000	$282,000
Long-term deferred tax asset – U.K.	8,550,000	8,545,000
Total long-term deferred tax asset	$12,194,000	$8,827,000

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

Note 13 - Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates in two reporting segments: Commercial and Research and Development. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of non-operating expenses and income taxes. Our chief operating decision-maker (“CODM”) is Mitchell Steiner, M.D., our President and Chief Executive Officer.

Information about the Company's operations by segment and geographic area is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Operating (loss) income:	(In thousands)		(In thousands)
Commercial	$1,328	$1,099	$1,309	$2,531
Research and Development	(3,787)	(421)	(7,780)	(1,735)
Corporate	(2,506)	(1,944)	(10,627)	(6,516)
	$(4,965)	$(1,266)	$(17,098)	$(5,720)

Revenues:
United States	$641	$53	$2,616	$790
South Africa	1,791	199	2,824	955
Zimbabwe	372	240	1,050	1,271
Mozambique	127	1,430	127	1,430
Other	2,571	2,392	4,044	5,517
	$5,502	$4,314	$10,661	$9,963

All of our revenues are attributed to our Commercial reporting segment. Depreciation and amortization related to long-lived assets are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above.

Note 14 - Subsequent Events

On August 10, 2018, the Company entered into an amendment (the “Credit Agreement Amendment”) to the Credit Agreement with SWK.  The Credit Agreement Amendment defers until November 15, 2018 the due date for the quarterly revenue-based payment that would otherwise be due in August 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc. is an oncology and urology biopharmaceutical company developing novel medicines for prostate cancer and prostate cancer supportive care as well as near term specialty pharmaceuticals to address significant unmet needs in urology.

The Company’s prostate cancer pipeline includes zuclomiphene citrate (VERU-944; cis-clomiphene) and VERU-111 (bisindole). Zuclomiphene is an estrogen receptor agonist being evaluated in a Phase 2 trial to treat hot flashes, a common side effect caused by hormone treatment for men who have advanced prostate cancer. VERU-111 is an oral, next-generation, first-in-class, antitubulin agent targeting alpha and beta tubulin of microtubules to treat metastatic castration and novel androgen blocking agent (enzalutamide or abiraterone) resistant prostate cancer that the Company expects to enter Phase 1/2 development in late 2018.  VERU-111 is also being evaluated for a variety of other malignancies.

The Company is advancing four new drug formulations in our specialty pharmaceutical pipeline. Tamsulosin DRS granules and XR capsules are formulations of a super selective alpha-1 adrenergic receptor antagonist for the treatment of benign prostatic hyperplasia (BPH or enlarged prostate) without a food effect, allowing for potentially safer administration and improved drug compliance (NDA filing expected in 2018). Tadalafil/finasteride combination tablets are for inhibition of both phosphodiesterase type 5 (PDE5) and 5-alpha-reductase enzymes to shrink an enlarged prostate, treat symptoms of BPH and treat erectile dysfunction (NDA filing expected in 2019). Solifenacin DRG slow release granules are a formulation of a selective M3 muscarinic receptor antagonist for the treatment of overactive bladder in patients who have difficulty with swallowing tablets (NDA filing expected in 2019).

The Company also owns and maintains intellectual property around VERU-722 (fixed ratio trans- and cis- clomiphene citrate) for male infertility.  While the Company remains optimistic about advancing VERU-722 into a Phase 2 clinical trial in men with testicular dysfunction (oligospermia (low sperm count) and secondary hypogonadism) as a cause of male factor infertility in the future, the clinical trial requirements of other Company drug candidates are taking priority at the current time.

The Company markets and sells the PREBOOST® medicated individual wipe, which is a male genital desensitizing drug product for the prevention of premature ejaculation being co-promoted with Timm Medical Technologies, Inc. The Company also markets and sells the FC2 Female Condom® (“FC2”) in the U.S. market by prescription and other sales channels and through The Female Health Company Division in the global public health sector.  The Female Health Company Division markets to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

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

On May 13, 2017, the Company announced positive results of a clinical study of its novel PREBOOST® product.  The PREBOOST® clinical study enrolled 26 men aged 18 years or older in a heterosexual, monogamous relationship, with premature ejaculation, defined as reported poor control over ejaculation, personal distress related to ejaculation and average intravaginal ejaculation latency time (IELT) of two minutes or less on stopwatch measurement. After treatment with PREBOOST®, 82% of men were no longer considered to have premature ejaculation with an increase on average of 5 minutes.  Results showed that treatment was well tolerated. Therefore, the results of the study showed that PREBOOST®  prolonged time to ejaculation, supporting the clinical validity of PREBOOST® for the prevention of premature ejaculation.  The Company launched the product in the U.S. in January 2017 and in October 2017 entered into a co-promotion and distribution agreement with Timm Medical Technologies, Inc.

On May 24, 2017, the Company announced that, following a Pre-IND meeting with the FDA, it plans to advance zuclomiphene citrate,  an oral agent being evaluated for the treatment of hot flashes in men receiving hormone therapy, androgen deprivation therapy (“ADT”), for advanced prostate cancer into Phase 2 clinical trial utilizing the 505(b)(2) regulatory pathway. Approximately 80% of men receiving one of the common forms of ADT, including LUPRON® (Leuprolide), ELIGARD® (Leuprolide), and FIRMAGON®(degarelix), experience hot flashes and 30-40% will suffer from moderate to severe hot flashes.

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

On December 15, 2017, the Company acquired world-wide rights to Tadalafil-Finasteride combination tablet formulation from Camargo Pharmaceuticals Services, LLC.  Tadalafil-Finasteride combination tablet (tadalafil 5mg and finasteride 5mg) is a new, proprietary formulation that addresses the large population of men who have lower urinary tract symptoms and restricted urinary stream because of an enlarged prostate. Tadalafil 5mg is a phosphodiesterase 5 (PDE5) inhibitor marketed under CIALIS® for benign prostatic hyperplasia and erectile dysfunction and finasteride 5mg is a Type 2, 5-alpha reductase inhibitor marketed under PROSCAR® to decrease the size of the prostate, prevent urinary retention and the need for prostate surgery in men who have an enlarged prostate. In a Pre-IND meeting held in November 2017, the FDA agreed that a single bioequivalence study and no additional nonclinical, clinical efficacy and safety studies will be required to support the approval of Tadalafil-Finasteride combination tablet via a 505(b)(2) regulatory pathway. The Company plans to complete the bioequivalence study in 2018 and to file the NDA in 2019.

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

On May 17, 2018, the Company announced publication of data on oral VERU-111 in prostate cancer in connection with the 2018 ASCO Annual Meeting.  The data showed greater efficacy of oral VERU-111 in highly resistant prostate cancer with less toxicity than docetaxel.

On May 17, 2018, the Company also announced publication of data from three cancer studies as part of the ASCO Annual Meeting.  The data showed efficacy of oral VERU-111 in human taxane-resistant triple negative breast cancer, pancreatic cancer and ovarian cancer.

On June 11, 2018, the Company filed an investigational new drug application (“IND”) with the FDA regarding a Phase 2 clinical trial for zuclomiphene citrate.  The Company announced on June 12, 2018 that the U.S. Patent and Trademark Office had issued Patent No. 9,913,815 with expiry in 2035, providing intellectual property protection for the use of zuclomiphene citrate in men with prostate cancer as a method of treating and preventing side effects caused by ADT, including hot flashes, bone loss and bone fractures.

Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2 in the public sector.  FC2 is the only currently available female-controlled product approved for market by the FDA and cleared by the World Health Organization (“WHO”) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and sexually transmitted infections (“STIs”).    The Centers for Disease Control and Prevention has referenced the use of condoms, including the female condom, as a means to reduce the risk of transmitting STI’s, including HIV/AIDS and the transmission of Zika by sex.    Nearly all of the Company’s net revenues for the three and nine months ended June 30, 2018 and 2017 were derived from sales of FC2.

FC2’s primary use is for disease prevention and family planning, and the public health sector is the Company’s main market. Within the public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

FC2 has been distributed in 149 countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STIs and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

Purchasing patterns for FC2 vary significantly from one customer to another and may reflect factors other than simple demand.  For example, some governmental agencies purchase FC2 through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete, including administrative actions or appeals.  A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units.  Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount.  Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variations due to the timing and shipment of large orders of FC2.

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

Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2018	2017	2016	2015	2014
October 1 — December 31	4,399,932	6,389,320	15,380,240	12,154,570	11,832,666
January 1 — March 31	4,125,032	4,549,020	9,163,855	20,760,519	7,298,968
April 1 — June 30	10,021,188	8,466,004	10,749,860	14,413,032	13,693,652
July 1 — September 30		6,854,868	6,690,080	13,687,462	9,697,341
Total	18,546,152	26,259,212	41,984,035	61,015,583	42,522,627

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the public sector and are recognized upon shipment of the product to its customers. Other sales are from FC2 into the prescription channel in the U.S. and sales of PREBOOST; however, these sales were not material to our results for the three and nine months ended June 30, 2018.

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

In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription.  With a prescription, FC2 is covered by most insurance companies with no copay.  The Company retained an independent sales organization to help educate doctors, pharmacists, clinics and student health centers on the benefits of FC2 and how to prescribe it.  In the U.S., FC2 is sold to major distributors and sold direct to city and state public health departments and non-profit organizations.

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

Operating Expenses.  The Company manufactures FC2 at its facility located in Selangor D.E., Malaysia.  The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs.  Direct material costs include raw materials used to make FC2, principally a nitrile polymer.  Indirect production costs include logistics, quality control and maintenance expenses, as well as costs for electricity and other utilities.  All of the key components for the manufacture of FC2 are essentially available from either multiple sources or multiple locations within a source.

Conducting research and development is central to our business model.  Since the completion of the APP Acquisition we have invested and expect to continue to invest significant time and capital in our research and development operations.  For the remainder of fiscal 2018 and into fiscal 2019, we expect to increase our expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

The Company generated net revenues of $5.5 million and net loss of $7.9 million or $(0.15) per basic and diluted common share, for the three months ended June 30, 2018, compared to net revenues of $4.3 million and net loss of $0.8 million, or $(0.03) per basic and diluted common share, for the three months ended June 30, 2017.

Net revenues increased 28%, which consisted of an 18% increase in unit sales and an increase in average sales price per unit of 8%.  The principal factors for the increase in the FC2 average sales price per unit compared to the same period last year were changes in sales mix and unit price increases for customers in the U.S.

Cost of sales increased to $2.4 million in the three months ended June 30, 2018 from $2.0 million for the same period last year.  The increase is primarily due to the increase in unit sales.

Gross profit increased to $3.1 million for the three months ended June 30, 2018 from $2.3 million, for the three months ended June 30, 2017.  Gross profit margin for the three months ended June 30, 2018 was 56% of net revenues, compared to 53% of net revenues for the same period in 2017.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.  The Company is also currently seeing pressure on spending for FC2 by large global agencies and donor governments in the developed world.  As a result, the Company may continue to experience challenges for unit sales of FC2 in the global public sector.

Research and development expenses increased to $3.8 million for the three months ended June 30, 2018 from $0.3 million in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs associated with the research and development.

Selling, general and administrative expenses increased to $4.0 million for the three months ended June 30, 2018 from $3.2 million in the prior year period.  The increase primarily relates to salaries for our U.S. Commercial team, part of our Commercial reporting segment, and additional corporate personnel, severance, investor relations and shared-based compensation expenses. In the third quarter of fiscal 2018, the Company changed its U.S. sales strategy for FC2 by principally relying on an independent sales organization, which change resulted in severance payments of $0.5 million. This amount was substantially paid in the three months ended June 30, 2018.

The Company incurred a loss on net accounts receivable of approximately $0.2 million in the third quarter of fiscal 2018 to settle the remaining account receivable balance outstanding from Semina, our distributor in Brazil. This amount is presented as a separate line item in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2018.

Business acquisition expenses for the three months ended June 30, 2018 decreased to zero from approximately $74,000 in the prior year period for expenses representing costs related to the APP Acquisition.

Interest expense was approximately $1.4 million for the three months ended June 30, 2018, which included $1.3 million of amortization of the discounts on the SWK Credit Agreement, $95,000 of accretion of the liability for the SWK Residual Royalty Agreement and approximately $30,000 of amortization of the deferred issuance costs related to the SWK Credit Agreement.

The Company realized a foreign currency transaction loss of approximately $2,000 in the most recent quarter, compared to approximately $20,000 for the same period last year.  This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the period.

The income tax expense for the three months ended June 30, 2018 was $1.2 million, compared to an income tax benefit of $0.5 million for the same period in fiscal 2017. The increase in income tax expense is primarily due to the write-off of approximately $1.3 million of deferred tax assets related to foreign tax credits that were treated as a tax deduction,  a valuation allowance recorded against the Illinois net operating loss carryforwards of $0.9 million and an expense of $0.2 million due to the decrease in the state income tax rate, net of an increase in the income tax benefit of $1.0 million due to the change in the U.S. federal corporate income tax rate from 35% to 21% under the Tax Act and the increase in the loss before income taxes.

NINE MONTHS ENDED JUNE 30, 2018 COMPARED TO NINE MONTHS ENDED JUNE 30, 2017

The Company generated net revenues of $10.7 million and net loss of $16.0 million, or $(0.30) per basic and diluted common share, for the nine months ended June 30, 2018, compared to net revenues of $10.0 million and net loss of $3.9 million, or $(0.13) per basic and diluted common share, for the nine months ended June 30, 2017.

Net revenues increased 7% on an increase in average sales price per unit of 12%, which was partially offset by a 4% decrease in unit sales.  The FC2 average sales price per unit increased due to changes in sales mix and unit price increases for customers in the U.S.

Cost of sales increased to $5.1 million in the nine months ended June 30, 2018 from $4.7 million for the same period last year.  The increase is primarily due to the mix of units sold with higher costs per unit and partially impacted by the unfavorable impact of currency exchange rates on costs of goods, which was partially offset by lower unit sales.

Gross profit increased to $5.6 million for the nine months ended June 30, 2018 from $5.2 million for the nine months ended June 30, 2017.  Gross profit margin for the nine months ended June 30, 2018 was 52% of net revenues, which was consistent with the same period in 2017.

Significant quarter-to-quarter variations in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for female condoms.  The Company is also currently seeing pressure on spending for FC2 by large global agencies and donor governments in the developed world.  As a result, the Company may continue to experience challenges for unit sales of FC2 in the global public sector.

Research and development expenses increased to $7.8 million for the nine months ended June 30, 2018 from $1.7 million in the prior year period.  The increase is primarily due to increased research and development costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs associated with the research and development.

Selling, general and administrative expenses increased to $10.9 million for the nine months ended June 30, 2018 from $8.3 million in the prior year period.  The increase primarily relates to salaries for our U.S. Commercial team, part of our Commercial reporting segment, and additional corporate personnel, severance, investor relations, shared-based compensation, and legal and patent costs.  In the third quarter of fiscal 2018, the Company changed its U.S. sales strategy for FC2 by principally relying on an independent sales organization, which change resulted in severance payments of approximately $0.5 million. This amount was substantially paid in the three months ended June 30, 2018.

The Company incurred a loss on net accounts receivable of approximately $4.0 million, which consists of $3.8 million incurred in the first quarter of fiscal 2018 as a result of a settlement agreement we entered with Semina, our distributor in Brazil, in December 2017. The Company recorded an additional charge of $0.2 million in the third quarter of fiscal 2018 as a result of the Company’s decision in July 2018 to accept a reduced final payment in order to settle the remaining account receivable balance outstanding.  This loss is presented as a separate line item in the accompanying unaudited condensed consolidated statement of operations for the nine months ended June 30, 2018.

Business acquisition expenses for the nine months ended June 30, 2018 decreased to zero from $1.0 million in the prior year period for expenses representing costs related to the APP Acquisition.

Interest expense was $1.7 million for the nine months ended June 30, 2018, which included approximately $1.6 million of amortization of the discounts on the SWK Credit Agreement, $0.1 million of accretion of the liability for the SWK Residual Royalty Agreement and approximately $36,000 of amortization of the deferred issuance costs related to the SWK Credit Agreement.

The Company realized a foreign currency transaction loss of approximately $118,000 for the nine months ended June 30, 2018, compared to approximately $40,000 for the same period in fiscal 2017. This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the period.

The income tax benefit for the nine months ended June 30, 2018 was $3.3 million, compared to income tax benefit of $1.9 million for the same period in fiscal 2017.  The increase in the income tax benefit of $1.5 million is primarily due to an increase of $3.7 million due to the change in the U.S. federal corporate income tax rate from 35% to 21% under the Tax Act and the increase in the loss before income taxes, a decrease in income tax expense of $0.2 million due to a reduction in non-deductible business acquisition expenses, a decrease in income tax expense of $0.2 million from the effect of a lower foreign tax rate, net of the write-off of approximately $1.3 million of deferred tax assets related to foreign tax credits that were treated as a tax deduction and a valuation allowance recorded against the Illinois net operating loss carryforwards of $0.9 million.

Liquidity and Sources of Capital

Liquidity

Our cash on hand (including restricted cash) at June 30, 2018 was approximately $5.6 million, compared to $3.3 million at September 30, 2017.  At June 30, 2018, the Company had working capital of $0.1 million and stockholders’ equity of $35.9 million compared to working capital of $4.8 million and stockholders’ equity of $48.5 million as of September 30, 2017.  The reduction in working capital is primarily due to estimated amounts payable under the SWK Credit Agreement over the next twelve months.

We have incurred quarterly operating losses since the fourth quarter of fiscal 2016 and anticipate that we will continue to consume cash and incur substantial net losses as we develop our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our product candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company's Form 10-K for the year ended September 30, 2017, for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, convertible debt or other equity-linked securities and may include financings under the Company's current registration statement on Form S-3 (File No. 333-221120).  The Company's intention is to be opportunistic when pursuing equity financing which could include selling common stock under the Purchase Agreement with Aspire Capital and/or a marketed deal with an investment bank. The Company's ability to raise capital through equity financing may be limited by the number of authorized shares of the Company's common stock, which is currently 77 million shares.  The Company may need to seek stockholder approval to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, and any such amendment would require the approval of the holders of at least two-thirds of the outstanding shares of the Company's common stock. See Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company's Form 10-K for the year ended September 30, 2017, for a description of certain risks related to our ability to raise capital on acceptable terms.

Operating activities

Our operating activities used cash of approximately $8.7 million in the first nine months of fiscal 2018. Cash used in operating activities included a net loss of approximately $(16.0) million, adjustments for non-cash items totaling $4.1 million and cash from changes in working capital of $3.2 million. Adjustments for non-cash items primarily consisted of $4.0 million for the loss on settlement of accounts receivable, $3.4 million related to deferred income taxes, $1.7 million of non-cash interest expense related to the SWK Credit Agreement, $1.1 million of share-based compensation and $0.4 million for the increase in the fair value of derivative liabilities related to the SWK Credit Agreement. The increase in cash from changes in working capital included a decrease in net accounts receivable and long-term other receivables of $2.3 million and increases in trade accounts payable of $0.8 million.

Our operating activities provided cash of approximately $0.4 million in the first nine months of fiscal 2017. Cash provided by operating activities included a net loss of approximately $(3.9) million, adjustments for non-cash items totaling $0.5 million and cash from changes in working capital of $4.9 million. Adjustments for non-cash items primarily consisted of $2.0 million related to deferred income taxes, $0.5 million of share-based compensation and $0.5 million for the fair value of a warrant issued to the Company financial advisor for the APP Acquisition. The increase in cash from changes in working capital primarily consisted of a decrease in accounts receivable of $5.0 million and an increase in unearned revenue of $1.0 million, which were partially offset by a decrease in accrued expenses and other current liabilities of $0.9 million.

On December 27, 2017, we entered into a settlement agreement with Semina pursuant to which Semina made a payment of $2.2 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million relating to the 2014 Brazil tender.  Semina did not make its second payment of $1.5 million by February 28, 2018. In July 2018, the Company agreed to accept $1.3 million as settlement of the $1.5 million that was owed. The $1.3 million was received by us on July 26, 2018. The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina.  We elected to settle these amounts due to the uncertainty regarding the timing of payment by the Brazilian Government and, ultimately to us, on the remaining amounts due. The result of the settlement was a net loss of approximately $4.0 million, which is presented as a separate line item in the accompanying unaudited condensed consolidated statement of operations for the nine months ended June 30, 2018.

In connection with the Company's acquisition of intellectual property rights associated with Solifenacin DRG and Tadalafil/ Finasteride combination capsules, the Company was obligated to make upfront payments totaling $500,000 by March 2018, as well as future installment payments and milestone payments. Of the $500,000, $250,000 was paid in May 2018 and the Company expects to pay the remaining $250,000 in the fourth quarter of fiscal 2018.  The Company has met the initial milestones for these two product candidates, which will result in additional payments totaling $700,000. These amounts owed, which total $950,000, are included in accounts payable on the accompanying unaudited condensed consolidated balance sheet at June 30, 2018.

Investing activities

Net cash used in investing activities during the first nine months of fiscal 2018 was approximately $48,000 and was primarily associated with capital expenditures at our UK location. Net cash used in investing activities during the first nine months of fiscal 2017 was approximately $119,000 and was primarily related to office furniture and equipment purchases at our Chicago and Miami locations.

Financing activities

Net cash provided by financing activities during the nine months ended June 30, 2018 was approximately $11.1 million and primarily consists of the net proceeds from the SWK Credit Agreement (see discussion below) and the net proceeds from the sale of shares under the Purchase Agreement with Aspire Capital (see discussion below).

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

After payment by the Company of certain fees and expenses of the Agent and the Lenders as required in the Credit Agreement, the Company received net proceeds of approximately $9.9 million from the initial $10.0 million advance under the Credit Agreement. The first quarterly payment on the loan of $0.6 million was made in May 2018.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into the Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time and in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital purchase up to $15.0 million of the Company's common stock in the aggregate.  Other than the 304,457 shares of common stock issued to Aspire Capital in consideration for entering into the Purchase Agreement, the Company has no obligation to sell any shares of common stock pursuant to the Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the Purchase Agreement. During the third quarter of fiscal 2018, we sold 1,176,470 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $2.0 million. In July 2018, we sold an additional 540,540 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $1.0 million.

BMO Line of Credit

The Company's Credit Agreement with BMO Harris Bank N.A. expired on December 29, 2017.  No amounts were outstanding under the Credit Agreement during the three and nine months ended June 30, 2018 or 2017.

Fair Value Measurements

As of June 30, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 7 for additional information.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2018, the Company issued two warrants to purchase a total of up to 750,000 shares of the Company's common stock in connection with a consulting services agreement. The first warrant allows the consultant to purchase up to 300,000 shares of the Company’s common stock at $2.31 per share subject to achievement of specified performance goals that will be measured at March 31, 2019. The second warrant allows the consultant to purchase up to 450,000 shares of the Company’s common stock at $2.31 per share subject to achievement of specified performance goals that will be measured at March 31, 2020. The warrants provide for early exercisability if certain events occur related to the Company’s FC2 business. If the warrants become exercisable, they will expire to the extent not exercised on or before April 2, 2023. The warrants have a cashless exercise feature. The Company believes that the issuance of the warrants in connection with the performance of services to the Company were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 because such issuance was made to an entity which is an accredited investor. Restrictive legends were placed on the warrants.

Item 5.  Other Information

Disclosure Pursuant to Item 1.01 of Form 8-K - Entry into a Material Definitive Agreement

On August 10, 2018, the Company entered into an amendment (the “Credit Agreement Amendment”) to the Credit Agreement with SWK.  The Credit Agreement Amendment defers until November 15, 2018 the due date for the quarterly revenue-based payment that would otherwise be due in August 2018.

The foregoing description of the Credit Agreement Amendment is qualified in its entirety by reference to the full text of the Credit Agreement Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

10.1

Separation Agreement and General Release, effective as of April 16, 2018, between the Company and Brian Groch (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602)  filed with the SEC on April 20, 2018). (1)

10.2	First Amendment to Credit Agreement, dated as of August 10, 2018, among the Company, SWK Funding LLC and the financial institutions party to the Credit Agreement from time to time. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (2) (3)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: August 14, 2018

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: August 14, 2018

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer