Form 10-Q
period 2018-12-31
VERU INC.
filed 2019-02-13
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company☒
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

As of February 11, 2019, the registrant had 62,784,480 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing and plans, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts.  Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect, " "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "should, " "will," "would" or the negative of these terms or other words of similar meaning.  These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business, and are made as of the date of this report.  These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•	potential delays in the timing of and results from clinical trials and studies and the risk that such results will not support marketing approval and commercialization;

•	potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) and in regulatory approval of products under development;

•	risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations;

•	risks related to the development of our product portfolio, including clinical trials, regulatory approvals and time and cost to bring to market;

•	product demand and market acceptance;

•	some of our products are in early stages of development and we may fail to successfully commercialize such products;

•

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party’s intellectual property, and licensing risks;

•	competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing;

•	risks relating to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation;

•	risks inherent in doing business on an international level;

•	the disruption of production at our manufacturing facilities due to raw material shortages, labor shortages and/or physical damage to our facilities;

•	our reliance on major customers and risks related to delays in payment of accounts receivable by major customers;

•	risks related to our growth strategy;

•	our continued ability to attract and retain highly skilled and qualified personnel;

•	the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;

•	government contracting risks;

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

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Part I, Item 1A, "Risk Factors," in the Company’s Form 10-K for the year ended September 30, 2018 and Part II, Item 1A of this Form 10-Q.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
Assets
Current assets:
Cash	$8,979,183	$3,759,509
Accounts receivable, net	2,487,096	3,972,632
Inventory, net	2,698,306	2,302,030
Prepaid expenses and other current assets	1,208,446	1,148,345
Total current assets	15,373,031	11,182,516
Plant and equipment, net	361,998	404,552
Deferred income taxes	8,546,718	8,543,758
Intangible assets, net	20,400,420	20,477,729
Goodwill	6,878,932	6,878,932
Other assets	773,861	965,152
Total assets	$52,334,960	$48,452,639
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,103,711	$3,226,036
Accrued research and development costs	569,873	981,357
Accrued expenses and other current liabilities	2,076,009	2,450,364
Credit agreement, short-term portion (Note 7)	4,943,543	6,692,718
Unearned revenue	49,095	202,452
Total current liabilities	9,742,231	13,552,927
Credit agreement, long-term portion (Note 7)	2,996,120	2,701,570
Residual royalty agreement (Note 7)	1,702,576	1,753,805
Other liabilities	30,000	30,000
Deferred rent	86,328	88,161
Deferred income taxes	895,862	844,758
Total liabilities	15,453,117	18,971,221

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2018 and
September 30, 2018	—	—
Common stock, par value $0.01 per share; 77,000,000 shares authorized, 64,801,517 and 57,468,660 shares issued and 62,617,813 and 55,284,956 shares outstanding at
December 31, 2018 and September 30, 2018, respectively	648,015	574,687
Additional paid-in-capital	104,972,401	95,496,506
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(60,350,449)	(58,201,651)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	36,881,843	29,481,418
Total liabilities and stockholders' equity	$52,334,960	$48,452,639

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2018	2017

Net revenues	$6,371,809	$2,586,613

Cost of sales	1,727,729	1,272,992

Gross profit	4,644,080	1,313,621

Operating expenses:
Research and development	2,361,823	1,958,367
Selling, general and administrative	3,293,984	3,027,698
Loss on settlement of accounts receivable	—	3,764,137
Total operating expenses	5,655,807	8,750,202

Operating loss	(1,011,727)	(7,436,581)

Non-operating (expenses) income:
Interest expense	(1,278,423)	—
Other income (expense), net	26,394	(13,169)
Change in fair value of derivative liabilities	225,000	—
Foreign currency transaction loss	(17,544)	(53,455)
Total non-operating expenses	(1,044,573)	(66,624)

Loss before income taxes	(2,056,300)	(7,503,205)

Income tax expense (benefit)	92,498	(3,246,053)

Net loss	$(2,148,798)	$(4,257,152)

Net loss per basic and diluted common share outstanding	$(0.03)	$(0.08)

Basic and diluted weighted average common shares outstanding	62,553,791	53,154,076

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2018	$—	57,468,660	$574,687	$95,496,506	$(581,519)	$(58,201,651)	$(7,806,605)	$29,481,418

Share-based compensation	—	—	—	417,256	—	—	—	417,256
Shares issued in connection with public offering of common stock, net of fees and costs	—	7,142,857	71,428	9,060,539	—	—	—	9,131,967
Issuance of shares pursuant to share-based awards	—	190,000	1,900	(1,900)	—	—	—	—
Net loss	—	—	—	—	—	(2,148,798)	—	(2,148,798)
Balance at December 31, 2018	$—	64,801,517	$648,015	$104,972,401	$(581,519)	$(60,350,449)	$(7,806,605)	$36,881,843

Balance at September 30, 2017	$—	55,392,193	$553,922	$90,550,669	$(581,519)	$(34,263,262)	$(7,806,605)	$48,453,205

Share-based compensation	—	—	—	207,454	—	—	—	207,454
Shares issued in connection with common stock purchase agreement	—	304,457	3,045	344,036	—	—	—	347,081
Net loss	—	—	—	—	—	(4,257,152)	—	(4,257,152)
Balance at December 31, 2017	$—	55,696,650	$556,967	$91,102,159	$(581,519)	$(38,520,414)	$(7,806,605)	$44,750,588

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(2,148,798)	$(4,257,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,554	44,229
Amortization of intangible assets	77,309	68,816
Noncash interest expense	1,278,423	—
Share-based compensation	417,256	207,454
Deferred income taxes	48,144	(3,297,000)
Loss on settlement of accounts receivable	—	3,764,137
Change in fair value of derivative liabilities	(225,000)	—
Other	20,413	(5,000)
Changes in current assets and liabilities:
Decrease in accounts receivable	1,485,536	3,248,628
Increase in inventory	(418,522)	(299,112)
(Increase) decrease in prepaid expenses and other assets	(58,810)	46,671
Decrease in accounts payable	(1,231,443)	(168,347)
Decrease in unearned revenue	(153,357)	(24,501)
(Decrease) increase in accrued expenses and other current liabilities	(640,186)	967,839
Net cash (used in) provided by operating activities	(1,506,481)	296,662

INVESTING ACTIVITIES
Capital expenditures	—	(1,914)
Net cash used in investing activities	—	(1,914)

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees and costs	9,285,432	—
Installment payments on SWK credit agreement	(2,559,277)	—
Net cash provided by financing activities	6,726,155	—

Net increase in cash	5,219,674	294,748
CASH AT BEGINNING OF PERIOD	3,759,509	3,277,602
CASH AT END OF PERIOD	$8,979,183	$3,572,350

Schedule of noncash investing and financing activities:
Shares issued in connection with common stock purchase agreement	$—	$347,081
Increase in deferred assets from accrued expenses	$—	$75,920
Costs related to common stock offering in accounts payable	$153,465	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The accompanying condensed consolidated balance sheet as of September 30, 2018 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2019.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (“APP”) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the October 31, 2016 acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer health care product, the FC2 Female Condom/FC2 Internal Condom® (“FC2”).  The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company focused on oncology and urology with multiple drug products under clinical development.  Nearly all of the Company’s net revenues during the three months ended December 31, 2018 and 2017 were derived from sales of FC2.

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

Restricted cash:  Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer or its provider of funds. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  Restricted cash was approximately $132,000 and $135,000 at December 31, 2018 and September 30, 2018, respectively, and is included in cash on the accompanying unaudited condensed consolidated balance sheets.

Patents and trademarks:   The costs for patents and trademarks are expensed when incurred.

Deferred financing costs: Costs incurred in connection with the common stock purchase agreement discussed in Note 8 have been included in other assets on the accompanying unaudited condensed consolidated balance sheets at December 31, 2018 and September 30, 2018. When shares of the Company’s common stock are sold under the common stock purchase agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

As discussed in Note 8, in connection with the common stock offering that closed on October 1, 2018, we incurred costs of approximately $190,000 through September 30, 2018. This amount was included in other assets on the accompanying unaudited condensed consolidated balance sheet at September 30, 2018. These costs were charged to additional paid-in capital in the three months ended December 31, 2018 after the common stock offering was closed.

Costs incurred in connection with the issuance of debt discussed in Note 7 are presented as a reduction of the debt on the accompanying unaudited condensed consolidated balance sheets at December 31, 2018 and September 30, 2018. These issuance costs are being amortized using the effective interest method over the expected repayment period of the debt, which is currently estimated to occur in the fourth quarter of fiscal 2021. The amount of amortization was approximately $28,000 for the three months ended December 31, 2018 and is included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

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

The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term nature of these instruments. The carrying value of long-term debt, taking into consideration debt discounts and related derivative instruments, is estimated to approximate fair value.

Unearned revenue:  The Company records an unearned revenue liability if a customer pays consideration before the Company transfers the product to the customer under the terms of a contract. Unearned revenue is recognized as revenue after control of the product is transferred to the customer and all revenue recognition criteria have been met.  Unearned revenue as of December 31, 2018 and September 30, 2018 was approximately $49,000 and $202,000, respectively, and was comprised mainly of sales made to a large distributor who has the right to return product under certain conditions.

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

Revenue recognition:  Revenue is recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products.

The Company generates nearly all of its revenue from direct product sales. Revenue from direct product sales is generally recognized when the customer obtains control of the product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Sales taxes and other similar taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company does not typically have significant unusual payment terms beyond 120 days in its contracts with customers. See Note 4 for additional information regarding credit terms.

The amount of consideration the Company ultimately receives varies depending upon sales discounts, and other incentives that the Company may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The estimate of variable consideration requires significant judgment. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely upon an assessment of current contract sales terms and historical payment experience.

Product returns are typically not significant because returns are generally not allowed unless the product is damaged at time of receipt.

Research and development costs:  Research and development costs are expensed as they are incurred and include salaries and benefits, clinical trials costs and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company did not have any capitalized nonrefundable advance payments as of December 31, 2018 and September 30, 2018.

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

Share-based compensation: The Company recognizes share-based compensation expense in connection with its share-based awards based on the estimated fair value of the awards on the date of grant, on a straight-line basis over the vesting period. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of the expected life of the share-based award, stock price volatility and risk-free interest rates.

Advertising:  The Company's policy is to expense advertising costs as incurred. Advertising costs were immaterial to the Company’s results of operations for the three months ended December 31, 2018 and 2017.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of production of the Company’s first-generation product, FC1, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of December 31, 2018 and September 30, 2018. Assets located outside of the U.S. totaled approximately $4.6 million and $5.2 million at December 31, 2018 and September 30, 2018, respectively.

Other comprehensive loss:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss.  Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss.

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  For the three months ended December 31, 2018 and 2017, comprehensive loss is equivalent to the reported net loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606).  This new accounting guidance on revenue recognition provides for a single five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  The Company adopted the new guidance on October 1, 2018 using the modified retrospective method and elected to apply the guidance only to contracts that were not completed as of the date of adoption. The adoption of this guidance did not have a material effect on our consolidated financial statements and related disclosures. See discussion above for disclosures relating to the Company's revenue recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required upon adoption.  Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases to clarify the implementation guidance and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors to address certain implementation issues facing lessors when adopting ASU 2016-02. The Company will adopt the new accounting standard on October 1, 2019 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts.  We have begun to identify our significant lease contracts and are in the process of evaluating the effect of the new guidance on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-18 is to clarify guidance and presentation related to restricted cash in the statements of cash flows as well as increased disclosure requirements. It requires beginning-of-period and end-of-period total amounts shown on the statements of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. We adopted ASU 2016-18 effective October 1, 2018. The adoption of ASU 2016-18 did not have a material effect on the presentation of our consolidated statements of cash flows or related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The purpose of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. We adopted ASU 2017-09 effective October 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our financial position or results of operations.

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

Note 2 – Liquidity

The Company has incurred quarterly operating losses since the fourth quarter of fiscal 2016 and anticipates that it will continue to consume cash and incur substantial net losses as it develops its drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, the Company is unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of its drug candidates and obtain regulatory approvals. The Company’s future capital requirements will depend on many factors.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the three months ended December 31, 2018 and 2017.

As of December 31, 2018 and September 30, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the three months ended December 31, 2018:

Beginning balance at October 1, 2018	$2,426,000
Additions	—
Change in fair value of derivative liabilities	(225,000)
Ending balance at December 31, 2018	$2,201,000

The income associated with the change in fair value of the embedded derivatives is included on a separate line item on our unaudited condensed consolidated statements of operations.

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of December 31, 2018:

Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Monte Carlo Simulation	Estimated change of control dates	September 2019 to December 2021
	Discount rate	16.1% to 18.5%
	Probability of change of control	10% to 90%

Note 4 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period.  As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales.  The Company has agreed to credit terms of up to 150 days with our distributor in the Republic of South Africa.  For the order of 15 million units under the Brazil tender in 2014, the Company agreed to up to 360 days credit terms with our distributor in Brazil subject to earlier payment upon receipt of payment by the distributor from the Brazilian Government.  For the 12-month period ended December 31, 2018, the Company's average days’ sales outstanding was approximately 61 days.

The components of accounts receivable consist of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018

Accounts receivable	$2,558,328	$4,046,733
Less: allowance for doubtful accounts	(36,201)	(36,201)
Less: allowance for sales and payment term discounts	(35,031)	(37,900)
Accounts receivable, net	$2,487,096	$3,972,632

On December 27, 2017, we entered into a settlement agreement with Semina, our distributor in Brazil, pursuant to which Semina made a payment of $2.2 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million relating to the Brazil tender in 2014. The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina. We elected to settle these amounts due to the uncertainty regarding the timing of payment by the Brazilian Government and, ultimately to us, on the remaining amounts due. The result of the settlement was a net loss of $3.8 million in the three months ended December 31, 2017, which is presented as a separate line item in the accompanying unaudited condensed consolidated statements of operations. Semina did not make its second payment of $1.5 million by February 28, 2018.  In July 2018, the Company agreed to accept $1.3 million as settlement of the $1.5 million that was owed, which resulted in an additional loss of $0.2 million in the third quarter of fiscal 2018.

At December 31, 2018, no single customer’s accounts receivable balance accounted for more than 10% of current assets.  At September 30, 2018, one customer had an accounts receivable balance that represented 15% of current assets.

At December 31, 2018, two customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 65% of net accounts receivable in the aggregate. At September 30, 2018, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 74% of net accounts receivable in the aggregate.

For the three months ended December 31, 2018, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 77% of the Company’s net revenues in the aggregate. For the three months ended December 31, 2017, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 59% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are charged-off when deemed uncollectible.  The table below summarizes the change in the allowance for doubtful accounts for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017

Beginning balance	$36,201	$38,103
Charges to expense	—	—
Charge-offs	—	(5,000)
Ending balance	$36,201	$33,103

Recoveries of accounts receivable previously charged-off are recorded when received.  The Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies,  which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs. In the U.S., the Company’s customers include telemedicine providers who sell into the prescription channel.

Note 5 – Balance Sheet Information

Inventory

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

Inventory consisted of the following at December 31, 2018 and September 30, 2018:

	December 31,	September 30,
	2018	2018
FC2
Raw material	$491,617	$366,220
Work in process	51,944	77,669
Finished goods	2,550,032	2,232,864
Inventory, gross	3,093,593	2,676,753
Less: inventory reserves	(397,635)	(391,861)
FC2, net	2,695,958	2,284,892
PREBOOST®
Finished goods	2,348	17,138
Inventory, net	$2,698,306	$2,302,030

Fixed Assets

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

Plant and equipment consisted of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018

Equipment, furniture and fixtures	$4,018,284	$4,018,284
Leasehold improvements	287,686	287,686
	4,305,970	4,305,970
Less: accumulated depreciation and amortization	(3,943,972)	(3,901,418)
Plant and equipment, net	$361,998	$404,552

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets acquired in the APP Acquisition included in-process research and development (“IPR&D”), developed technology consisting of PREBOOST® medicated wipes for prevention of premature ejaculation, and covenants not-to-compete. IPR&D represents incomplete research and development projects at APP as of the date of the APP Acquisition. These intangible assets are carried at cost less accumulated amortization. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. IPR&D is tested for impairment at least annually in the fourth quarter of each fiscal year until the underlying projects are completed or abandoned.

The gross carrying amounts and net book value of intangible assets are as follows at December 31, 2018:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$344,818	$2,055,182
Covenants not-to-compete	500,000	154,762	345,238
Total intangible assets with finite lives	2,900,000	499,580	2,400,420
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$499,580	$20,400,420

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2018:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$285,366	$2,114,634
Covenants not-to-compete	500,000	136,905	363,095
Total intangible assets with finite lives	2,900,000	422,271	2,477,729
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$422,271	$20,477,729

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

Amortization expense was approximately $77,000 and $69,000, for the three months ended December 31, 2018 and 2017, respectively. Based on finite-lived intangible assets recorded as of December 31, 2018, the estimated future amortization expense is as follows:

Estimated
Fiscal Year Ending September 30,	Amortization Expense
2019	$231,925
2020	316,368
2021	323,706
2022	331,316
2023	339,062
Thereafter	858,043
Total	$2,400,420

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval, additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. Considering the high-risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods.

Goodwill

The carrying amount of goodwill at December 31, 2018 and September 30, 2018 was $6.9 million. There was no change in the balance during the three months ended December 31, 2018 and 2017. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired in the APP Acquisition.  Goodwill from the APP Acquisition principally relates to intangible assets that do not qualify for separate recognition, our expectation to develop and market new products, and the deferred tax liability generated as a result of the transaction.  Goodwill is not tax deductible for income tax purposes and was assigned to the Company’s Research and Development reporting unit, which consists of multiple drug products under clinical development for oncology and urology.

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

The Lenders will be entitled to receive quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 as provided in the Credit Agreement until the Company has paid 175% of the aggregate amount advanced to the Company under the Credit Agreement. If product revenue from net sales of FC2 for the 12-month period ended as of the last day of the respective quarterly payment period is less than $10.0 million, the quarterly payments will be 32.5% of product revenue from net sales of FC2 during the quarterly period. If product revenue from net sales of FC2 for the 12-month period ended as of the last day of the respective quarterly payment period is equal to or greater than $10.0 million, the quarterly payments are calculated as the sum of 25% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period (as defined in the Credit Agreement), plus 10% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period.  Upon the Credit Agreement’s termination date of March 5, 2025, the Company must pay 175% of the aggregate amount advanced to the Company under the Credit Agreement less the amounts previously paid by the Company from product revenue.

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

At December 31, 2018 and September 30, 2018, the Credit Agreement consisted of the following:

	December 31, 2018	September 30, 2018

Aggregate repayment obligation	$17,500,000	$17,500,000
Less: Payments	(3,201,762)	(642,485)
Less: Unamortized discounts	(7,320,088)	(8,475,874)
Less: Unamortized deferred issuance costs	(176,487)	(204,353)
Credit agreement, net	6,801,663	8,177,288
Add: Embedded derivative liability at fair value (see Note 3)	1,138,000	1,217,000
	7,939,663	9,394,288
Credit agreement, short-term portion	(4,943,543)	(6,692,718)
Credit agreement, long-term portion	$2,996,120	$2,701,570

The short-term portion of the Credit Agreement represents the aggregate of the estimated quarterly revenue-based payments payable during the 12-month periods subsequent to December 31, 2018 and September 30, 2018, respectively.

At December 31, 2018 and September 30, 2018, the Residual Royalty Agreement liability consisted of the following:

	December 31, 2018	September 30, 2018

Residual Royalty Agreement liability, fair value at inception	$346,000	$346,000
Less: Unamortized discounts	—	(2,420)
Add: Accretion of liability using effective interest rate	293,576	201,225
Residual Royalty Agreement liability, net	639,576	544,805
Add: Embedded derivative liability at fair value (see Note 3)	1,063,000	1,209,000
Residual Royalty Agreement liability	$1,702,576	$1,753,805

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs.  For the three months ended December 31, 2018, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

Three Months Ended December 31, 2018

Amortization of Credit Agreement and Residual Royalty Agreement discounts	$1,158,206
Accretion of Residual Royalty Agreement liability	92,351
Amortization of deferred issuance costs	27,866
$1,278,423

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized.  There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2018 and September 30, 2018.  The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2018 and September 30, 2018.

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.3 million after deducting underwriting discounts and commissions and costs paid by the Company through December 31, 2018. An additional $153,000 of costs is included in accounts payable at December 31, 2018. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Shelf Registration Statement.

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrant”).  The Financial Advisor Warrant has a five-year term, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrant vested upon issuance and remains outstanding at December 31, 2018.

In May 2018, the Company issued two warrants to purchase a total of up to 750,000 shares of the Company's common stock in connection with a consulting services agreement. The first warrant allows the consultant to purchase up to 300,000 shares of the Company’s common stock at $2.31 per share subject to achievement of specified performance goals that will be measured at March 31, 2019. The second warrant allows the consultant to purchase up to 450,000 shares of the Company’s common stock at $2.31 per share subject to achievement of specified performance goals that will be measured at March 31, 2020. The warrants provide for early exercisability if certain events occur related to the Company’s FC2 business. If the warrants become exercisable, they will expire to the extent not exercised on or before April 2, 2023.  The warrants have a cashless exercise feature. If the performance goals defined in the warrant agreements are not achieved, the warrants will be forfeited. For measurement and recognition purposes, the Company utilized the lowest aggregate amount within the range of potential values, which was zero. Therefore, at December 31, 2018, the Company has determined the fair value of these warrants to be zero and has not recognized any compensation expense related to these warrants for the three months ended December 31, 2018.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital to purchase up to $15.0 million of the Company’s common stock in the aggregate.  Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to prepare and file under the Securities Act of 1933 and under the Shelf Registration Statement, a prospectus supplement for the sale or potential sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

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

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to 200,000 shares and the closing sale price of our common stock is equal to or greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of common stock equal to up to 30% of the aggregate shares of the common stock traded on its principal market on the +next trading day (the VWAP Purchase Date), subject to a maximum number of shares the Company may determine.  The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

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

During fiscal 2018, we sold an aggregate of 1,717,010 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.0 million. As a result of these sales, we recorded approximately $85,000 of the deferred costs noted above to additional paid-in capital. The unamortized amount of deferred costs of approximately $340,000 is included in other assets on the accompanying unaudited condensed consolidated balance sheets at December 31, 2018 and September 30, 2018. As of December 31, 2018, the amount remaining under the Purchase Agreement was $12.0 million. However, based on the current market price of the Company’s common stock and the number of shares of the Company’s common stock that are unreserved and available for issuance, the Company will need to seek stockholder approval to amend its Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to use the full remaining availability under the Purchase Agreement.

Note 9 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2018 and 2017, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2018	2017

Cost of sales	$7,952	$3,265
Selling, general and administrative	327,009	175,337
Research and development	82,295	28,852
	$417,256	$207,454

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”).  A total of 2.0 million shares are authorized for issuance under the 2018 Plan.  As of December 31, 2018, 409,498 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”).  A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of December 31, 2018, 12,534 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
Weighted Average Assumptions:	2018	2017

Expected volatility	67.61%	60.60%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.75%	2.24%
Expected term (in years)	5.5	5.7
Fair value of options granted	$0.83	$0.65

During the three months ended December 31, 2018 and 2017, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2018:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2018	5,645,312	$1.59		$
Granted	583,656	1.38
Exercised	—	—
Forfeited	(118,500)	1.25
Outstanding at December 31, 2018	6,110,468	$1.57	8.51	$646,633
Exercisable at December 31, 2018	1,777,286	$1.29	6.76	$381,186

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on December 31, 2018 of $1.40, less the respective weighted average exercise price per share at period end.

No stock options were exercised during the three months ended December 31, 2018 and 2017.

As of December 31, 2018, the Company had unrecognized compensation expense of approximately $3.3 million related to unvested stock options. This expense is expected to be recognized over approximately three years.

Restricted Stock

The Company has issued restricted stock to employees, directors and consultants. Such issuances had vesting periods that ranged from one to three years. All such shares of restricted stock vest provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. There were no shares of restricted stock outstanding at December 31, 2018 and September 30, 2018.

Restricted Stock Units

In connection with the closing of the APP Acquisition, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vested on October 31, 2018. The restricted stock units were settled in common stock issued under the 2017 Plan. As of December 31, 2018, there are no outstanding restricted stock units.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. The stock appreciation rights will be settled in common stock issued under the 2017 Plan.  As of December 31, 2018, these vested stock appreciation rights remain outstanding.

Note 10 – Contingent Liabilities

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

On May 5, 2017, the defendants filed a motion to dismiss the consolidated complaint. On August 15, 2017, the court entered an order dismissing without prejudice the claims that the post-acquisition directors aided and abetted the alleged breaches of fiduciary duties by the pre-acquisition directors and that Dr. Steiner and Dr. Fisch were unjustly enriched.  The court did not dismiss the claims that our directors prior to the closing of the APP Acquisition breached their fiduciary duties and the claims that Veru consummated the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements.  On November 30, 2018, plaintiffs filed an Amended Consolidated Complaint.  The Amended Consolidated Complaint makes allegations similar to those in the original consolidated complaint as to the claims that were not dismissed and names as defendants Veru and the members of our board of directors prior to the closing of the APP Acquisition. The Amended Consolidated Complaint also makes claims against Dr. Steiner for allegedly aiding and abetting the pre-acquisition directors’ breach of fiduciary duty and for unjust enrichment.  Like the original consolidated complaint, the Amended Consolidated Complaint seeks equitable relief, including rescission of the APP Acquisition, money damages, disgorgement of the shares of our common stock and Series 4 Preferred Stock issued to Dr. Steiner, and costs and expenses of the litigation, including attorneys' fees.  On December 14, 2018, the defendants filed their answer to the Amended Consolidated Complaint wherein they denied any and all liability and asserted additional defenses.  On January 14, 2019, the plaintiffs filed a motion for class certification.  The defendants’ response to plaintiffs’ motion for class certification is due on February 15, 2019.  Veru believes that this action is without merit and is vigorously defending itself. No amount has been accrued for possible losses relating to this litigation as any such losses are not both probable and reasonably estimable.

License and Purchase Agreements

From time to time, we license or purchase rights to technology or intellectual property from third parties. These licenses and purchase agreements require us to pay upfront payments as well as development or other payments upon successful completion of preclinical, clinical, regulatory or revenue milestones. In addition, these agreements may require us to pay royalties on sales of products arising from the licensed or acquired technology or intellectual property. Because the achievement of future milestones is not reasonably estimable, we have not recorded a liability in the accompanying unaudited condensed consolidated financial statements for any of these contingencies.

Note 11 – Income Taxes

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

The Tax Act also repealed the alternative minimum tax (“AMT”) for corporations.  The new law provides that AMT carryovers can be utilized to reduce or eliminate the tax liability in subsequent years or to obtain a tax refund.  For tax years beginning in 2018, 2019 and 2020, to the extent the AMT credit carryovers exceed regular tax liability, 50% of the excess AMT credit carryovers will be refundable.  Any remaining credits will be fully refundable in 2021.  At September 30, 2018, the Company reclassified $0.5 million of its AMT credit carryovers from its deferred tax assets to other assets due to the expectation that the AMT credits will be refundable over the next several years.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.  These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business.  It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  From fiscal year 2006 through fiscal year 2015, the Company generated taxable income on a consolidated basis.  However, the Company had a cumulative pretax loss in the U.S. for fiscal 2018 and the two preceding fiscal years.  Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future taxable losses in the U.S. driven by the investment in research and development, and based on their analysis concluded that a valuation allowance should continue to be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of December 31, 2018. An additional valuation allowance has been recorded against the U.S. deferred tax assets and net operating loss carryforwards as of December 31, 2018 of $0.6 million.  In addition, the Company’s holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance.  The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years.

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

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Three Months Ended
	December 31,
	2018	2017

Income tax benefit at statutory rates	$(431,823)	$(2,551,000)
State income tax benefit, net of federal benefits	(102,342)	(563,000)
Effect of change in U.S. tax rate	—	(187,000)
Non-deductible expenses – other	2,420	4,000
Effect of lower foreign income tax rates	(8,357)	29,405
Effect of deemed dividend	31,309	—
Other	(21,839)	21,542
Change in valuation allowance	623,130	—
Income tax expense (benefit)	$92,498	$(3,246,053)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
Deferred tax assets:	2018	2018

Federal net operating loss carryforwards	$7,357,498	$6,973,047
State net operating loss carryforwards	2,294,400	2,195,865
Foreign net operating loss carryforwards – U.K.	10,598,452	10,595,518
Foreign capital allowance – U.K.	102,098	102,098
U.K. bad debts	1,700	1,700
Restricted stock – U.K.	17,586	17,586
U.S. deferred rent	22,425	22,902
Share-based compensation	670,536	622,442
Other, net – U.S.	113,237	91,419
Other, net – Malaysia	33,868	33,843
Gross deferred tax assets	21,211,800	20,656,420
Valuation allowance for deferred tax assets	(8,254,208)	(7,631,078)
Net deferred tax assets	12,957,592	13,025,342
Deferred tax liabilities:
In process research and development	(4,675,860)	(4,675,860)
Developed technology	(533,875)	(549,318)
Covenant not-to-compete	(89,683)	(94,321)
Other	(7,318)	(6,843)
Net deferred tax liabilities	(5,306,736)	(5,326,342)
Net deferred tax asset	$7,650,856	$7,699,000

The deferred tax amounts have been classified in the accompanying unaudited condensed consolidated balance sheets as follows:

	December 31, 2018	September 30, 2018

Long-term deferred tax asset – U.K.	8,512,850	8,509,915
Long-term deferred tax asset – Malaysia	33,868	33,843
Total long-term deferred tax asset	$8,546,718	$8,543,758

Long-term deferred tax liability – U.S.	(895,862)	(844,758)
Total long-term deferred tax liability	$(895,862)	$(844,758)

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

Note 13 – Industry Segments and Financial Information about Foreign and Domestic Operations

The Company currently operates in two reporting segments: Commercial and Research and Development.  The Commercial segment consists of FC2, PREBOOST and drug commercialization costs.  The Research and Development segment consists of multiple drug products under clinical development for oncology and urology. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of non-operating expenses and income taxes. Our chief operating decision-maker (“CODM”) is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer.

Information about the Company's operations by segment and geographic area is as follows:

	For the three months ended December 31,
	2018	2017
Operating (loss) income:	(In thousands)
Commercial	$3,728	$116
Research and Development	(2,362)	(1,951)
Corporate	(2,378)	(5,602)
	$(1,012)	$(7,437)

Revenues:
United States	$3,010	$994
South Africa	209	318
Zimbabwe	1,358	300
Mozambique	460	—
Nigeria	750	—
Other	585	975
	$6,372	$2,587

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc. is an oncology and urology biopharmaceutical company developing novel medicines for the prostate cancer continuum of care and urology specialty pharmaceuticals.

The Company’s prostate cancer pipeline includes VERU-944 (zuclomiphene citrate, which is also known as cis-clomiphene) and VERU-111 (bisindole).  Zuclomiphene citrate is an estrogen receptor agonist being evaluated in a Phase 2 trial to treat hot flashes, a common side effect caused by hormone treatment for men with advanced prostate cancer. VERU-111 is an oral, next-generation, first-in-class selective small molecule that targets and disrupts alpha and beta subunits of microtubules in cells to treat metastatic prostate cancer patients whose disease is resistant to both castration and androgen-blocking agent (abiraterone or enzalutamide) therapies.  VERU-111 is being evaluated in men with metastatic refractory prostate cancer in an open label Phase 1b/2 clinical trial.  The Company also plans to evaluate VERU-111 for a variety of other malignancies.  In June 2018, as part of the American Society of Clinical Oncology (ASCO) Annual Meeting, the Company reported preclinical results showing the activity of VERU-111 against novel androgen blocking agent-resistant human prostate cancer, and it also reported preclinical data showing VERU-111’s anti-tumor activity against paclitaxel sensitive and resistant triple negative breast, ovarian and pancreatic cancers.

The Company is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology. The clinical trial of the Company's proprietary Tadalafil and Finasteride Combination tablet (TADFIN™ tablet) met FDA requirements for bioavailability and bioequivalence for the co-administration of tadalafil 5mg and finasteride 5mg dosed daily for benign prostatic hyperplasia (BPH). Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride (PROSCAR®) is currently approved for treatment of BPH and male pattern hair loss. The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than finasteride alone. The Company anticipates submitting an NDA for its TADFIN™ tablet under the 505(b)(2) regulatory pathway in the second half of calendar year 2019.  The Company is also developing Tamulosin DRS (Delayed Release Sachet) granules and Tamulosin XR (Extended Release) capsules which are formulations of tamsulosin, the active ingredient in FLOMAX®, which the Company has designed to avoid the "food effect" inherent in currently marketed versions of the drug, allowing for potentially safer administration and improved patient compliance.

The Company's commercial products include the FC2 Female Condom/FC2 Internal Condom® ("FC2"), an FDA-approved product for the dual protection of unwanted pregnancy and sexually transmitted infections ("STIs"), and the PREBOOST® medicated individual wipe for the prevention of premature ejaculation.    The Company’s Female Health Company Division markets and sells FC2 commercially and in the public health sector both in the U.S. and globally.  FC2 is available by prescription in the U.S. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. For PREBOOST, the Company has a co-promotion and distribution agreement with Timm Medical Technologies, Inc., a specialty urology sales organization, and the Company has also entered into a U.S. distributor agreement with Roman Health Ventures Inc., a premier and fast-growing men's health and telemedicine company that discreetly sells men's health products via the internet.

Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2 in the public sector.  The Centers for Disease Control and Prevention has referenced the use of condoms, including female condoms, as a means to reduce the risk of transmitting STIs, including HIV/AIDS, and the transmission of Zika by sex.  Nearly all of the Company’s net revenues are currently derived from sales of FC2.

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

Purchasing patterns for FC2 vary significantly from one customer to another and may reflect factors other than simple demand.  For example, some governmental agencies purchase FC2 through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete, including administrative actions or appeals.  A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units.  Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount.  Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variances due to the timing and shipment of large orders of FC2.

In April 2017, the Company launched a small-scale marketing and sales program to support the promotion of FC2 in the U.S. market. The commercial team developed a plan to confirm the “proof of concept” that FC2 represented a significant business opportunity. This required changes in the distribution process for FC2 in the U.S. As part of this reorganization the Company announced new distribution agreements with three of the country's largest distributors that support the pharmaceutical industry. This newly developed network now allows up to 98% of major retail pharmacies the ability to make FC2 available to their customers. In addition to the distribution system, the Company expanded sales and market access efforts that resulted in FC2 now being available through the following access points: community-based organizations, by prescription, partnering with leading telemedicine providers including the “HeyDoctor” App, through 340B covered entities, colleges and universities and our patient assistance program. We continue to increase healthcare provider awareness, education and acceptance which has resulted in more women utilizing FC2 in the U.S. We believe that the initial results from these efforts support the U.S. market opportunity and that we will continue to see increased utilization of FC2. We are experiencing an increase in revenue from sales in the prescription channel in the U.S.

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years, which includes an award to the Company of up to 29.8 million units of the 40 million total units for the first year.

Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2019	2018	2017	2016	2015

October 1 — December 31	7,382,524	4,399,932	6,389,320	15,380,240	12,154,570
January 1 — March 31	—	4,125,032	4,549,020	9,163,855	20,760,519
April 1 — June 30	—	10,021,188	8,466,004	10,749,860	14,413,032
July 1 — September 30	—	6,755,124	6,854,868	6,690,080	13,687,462
Total	7,382,524	25,301,276	26,259,212	41,984,035	61,015,583

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the global public sector and into the prescription channel in the U.S. Generally, these sales are recognized upon shipment of the product to the customers.

Other revenues are from sales of PREBOOST; however, these revenues were not material to our results for the three months ended December 31, 2018 or 2017.

The Company is working to further develop a global market and distribution network for FC2 by maintaining relationships with global public health sector groups and completing partnership arrangements with companies with the necessary marketing and financial resources and local market expertise.

The Company’s most significant customers have been global public health sector agencies who purchase and/or distribute FC2 for use in HIV/AIDS prevention and/or family planning and, in the U.S., telemedicine providers who sell into the prescription channel.

In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription.  With a prescription, FC2 is covered by most insurance companies with no copay.  The Company retained an independent sales organization to help educate doctors, pharmacists, clinics and student health centers on the benefits of FC2.  In the U.S., FC2 is sold to major distributors and telemedicine providers for sale into the prescription channel and sold directly to city and state public health departments and non-profit organizations.

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

Conducting research and development is central to our business model.  Since the completion of the APP Acquisition we have invested and expect to continue to invest significant time and capital in our research and development operations.  Our research and development expenses were $2.4 million and $2.0 million for the three months ended December 31, 2018 and 2017, respectively. For the remainder of fiscal 2019, we expect to increase our expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2017

The Company generated net revenues of $6.4 million and net loss of $2.1 million, or $(0.03) per basic and diluted common share, for the three months ended December 31, 2018, compared to net revenues of $2.6 million and net loss of $4.3 million, or $(0.08) per basic and diluted common share, for the three months ended December 31, 2017.

Net revenues increased 146%, of which 145% relate to FC2. There was a 68% increase in FC2 unit sales and an increase in FC2 average sales price per unit of 46%. The principal factors for the increase in the FC2 average sales price per unit compared to the same period last year were changes in customer mix and unit price increases for customers in the U.S.

Cost of sales increased to $1.7 million in the three months ended December 31, 2018 from $1.3 million for the same period last year.  The increase is primarily due to the increase in unit sales.

Gross profit increased to $4.6 million for the three months ended December 31, 2018 from $1.3 million for the three months ended December 31, 2017.  Gross profit margin for the three months ended December 31, 2018 was 73% of net revenues, compared to 51% of net revenues for the same period in 2017. In the three months ended December 31, 2018, the Company experienced an increase in FC2 sales into the prescription channel in the U.S. with higher profit margins.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2.  The Company is also currently seeing pressure on spending for FC2 by large global agencies and donor governments in the developed world.  As a result, the Company may continue to experience challenges for unit sales of FC2 in the global public sector. The Company is experiencing an increase in revenue from sales in the prescription channel, which should help smooth quarter to quarter and year to year revenue fluctuations.

Research and development expenses increased to $2.4 million for the three months ended December 31, 2018 from $2.0 million in the prior year period.  The increase is primarily due to increased costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs.

Selling, general and administrative expenses increased to $3.3 million for the three months ended December 31, 2018 from $3.0 million in the prior year period.  The increase primarily relates to additional corporate personnel, investor relations and shared-based compensation expenses, partially offset by the decrease in the Company’s U.S. commercial sales force.

The Company incurred a loss on net accounts receivable of approximately $3.8 million in the first quarter of fiscal 2018 in connection with a settlement agreement we entered with Semina, our distributor in Brazil, in December 2017. This amount is presented as a separate line item in the accompanying unaudited condensed consolidated statement of operations for the three months ended December 31, 2017.

Interest expense was approximately $1.3 million for the three months ended December 31, 2018, which included $1.2 million of amortization of the discounts on the SWK Credit Agreement, $92,000 of accretion of the liability for the SWK Residual Royalty Agreement and $28,000 of amortization of the deferred issuance costs related to the SWK Credit Agreement.

The Company realized a foreign currency transaction loss of approximately $18,000 in the most recent quarter, compared to approximately $53,000 for the same period last year.  This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the periods.

The income tax expense for the three months ended December 31, 2018 was $0.1 million, compared to an income tax benefit of $3.2 million for the same period in fiscal 2017. The increase in income tax expense of $3.3 million is primarily due a valuation allowance recorded against the U.S. net deferred tax assets of $0.6 million, a decrease in the income tax benefit of $2.6 million due to the change in the U.S. federal corporate income tax rate from 35% to 21% under the Tax Act and the decrease in the loss before income taxes in addition to $0.1 million for the effect of change in the U.S. and foreign tax rates.

Liquidity and Sources of Capital

Liquidity

Our cash on hand (including restricted cash) at December 31, 2018 was $9.0 million, compared to $3.8 million at September 30, 2018.  At December 31, 2018, the Company had working capital of $5.6 million and stockholders’ equity of $36.9 million compared to negative working capital of $2.4 million and stockholders’ equity of $29.5 million as of September 30, 2018.  The increase in working capital is primarily due to the net proceeds from the common stock offering discussed below.

We have incurred quarterly operating losses since the fourth quarter of fiscal 2016 and anticipate that we will continue to consume cash and incur substantial net losses as we develop our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”).  The Company intends to be opportunistic when pursuing equity financing which could include selling common stock under the Purchase Agreement with Aspire Capital and/or a marketed deal with an investment bank. The Company's ability to raise capital through equity financing may be limited by the number of authorized shares of the Company's common stock, which is currently 77 million shares.  In order to raise significant additional amounts from equity financing, the Company will need to seek stockholder approval to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, and any such amendment would require the approval of the holders of at least two-thirds of the outstanding shares of the Company's common stock. See Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for a description of certain risks related to our ability to raise capital on acceptable terms.

Operating activities

Our operating activities used cash of $1.5 million in the three months ended December 31, 2018. Cash used in operating activities included a net loss of $2.1 million, adjustments for non-cash items totaling $1.6 million and changes in operating assets and liabilities of $1.0 million. Adjustments for non-cash items primarily consisted of $1.3 million of non-cash interest expense related to the SWK Credit Agreement and $0.4 million of share-based compensation. The decrease in cash from changes in operating assets and liabilities included decreases in accounts payable and accrued expenses of $1.9 million and an increase in inventories of $0.4 million. These usages were partially offset by a cash increase from collection of accounts receivable of $1.5 million.

Our operating activities provided cash of $0.3 million in the three months ended December 31, 2017. Cash provided by operating activities included a net loss of $4.3 million, adjustments for non-cash items totaling $0.8 million and cash from changes in operating assets and liabilities of $3.8 million. Adjustments for non-cash items primarily consisted of a $3.8 million loss on the settlement of net accounts receivable, which was partially offset by a $3.3 million change in deferred income taxes. The increase in cash from changes in operating assets and liabilities included a decrease in net accounts receivable and long-term other receivables of $3.2 million and increases in accounts payable and accrued expenses of $0.8 million.

On December 27, 2017, we entered into a settlement agreement with Semina, our distributor in Brazil, pursuant to which Semina made a payment of $2.2 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million relating to the Brazil tender in 2014.  The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina.  We elected to settle these amounts due to the uncertainty regarding the timing of payment by the Brazilian Government and, ultimately to us, on the remaining amounts due. The result of the settlement was a net loss of

$3.8 million in the three months ended December 31, 2017, which is presented as a separate line item in the accompanying unaudited condensed consolidated statements of operations. Semina did not make its second payment of $1.5 million by February 28, 2018. In July 2018, the Company agreed to accept $1.3 million as settlement of the second payment of $1.5 million that was owed, which resulted in an additional loss of $0.2 million in the third quarter of fiscal 2018.

Investing activities

Net cash used in investing activities in the three months ended December 31, 2017 was $2,000 and was associated with office equipment purchases at our Miami headquarters.

Financing activities

Net cash provided by financing activities in the three months ended December 31, 2018 was $6.7 million and primarily consisted of the net proceeds from the underwritten public offering of the Company’s common stock of $9.3 million (see discussion below), less payments on the SWK Credit Agreement (see discussion below) totaling $2.6 million.

Sources of Capital

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.3 million after deducting underwriting discounts and commissions and costs paid by the Company through December 31, 2018. An additional $153,000 of costs is included in accounts payable at December 31, 2018. All of the shares sold in the offering were by the Company.  The offering was made pursuant to the Shelf Registration Statement.

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

After payment by the Company of certain fees and expenses of the Agent and the Lenders as required in the Credit Agreement, the Company received net proceeds of approximately $9.9 million from the initial $10.0 million advance under the Credit Agreement. The first quarterly revenue-based payment due May 15, 2018 was approximately $642,000 and was paid on that date. On August 10, 2018, the Company entered into an amendment (the “Credit Agreement Amendment”) to the Credit Agreement.  The Credit Agreement Amendment deferred until November 15, 2018 the due date for the quarterly revenue-based payment that would have otherwise been due on August 15, 2018. The Company made a payment of approximately $2.6 million on November 15, 2018, consisting of approximately $1.4 million for the quarterly revenue-based payment originally due on August 15, 2018 and approximately $1.2 million for the quarterly revenue-based payment due on November 15, 2018. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to December 31, 2018 will be approximately $4.9 million.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into the Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time and in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital purchase up to $15.0 million of the Company's common stock in the aggregate.  Other than the 304,457 shares of common stock issued to Aspire Capital in consideration for entering into the Purchase Agreement, the Company has no obligation to sell any shares of common stock pursuant to the Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the Purchase Agreement. During fiscal 2018, we sold an aggregate of 1,717,010 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.0 million. As of December 31, 2018, the amount remaining under the Purchase Agreement was $12.0 million. However, based on the current market price of the Company’s common stock and the number of shares of the Company’s common stock that are unreserved and available for issuance, the Company will need to seek stockholder approval to amend its Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to use the full remaining availability under the Purchase Agreement.

Fair Value Measurements

As of December 31, 2018 and September 30, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 7 to the financial statements included in this report for additional information.

The fair values of these liabilities were estimated based on unobservable inputs (Level 3 measurement), which requires highly subjective judgment and assumptions. The Company determined the fair value of the embedded derivatives at inception and on subsequent valuation dates using a Monte Carlo simulation model. This valuation model incorporates transaction details such as the contractual terms, expected cash outflows, expected repayment dates, probability of a change of control, expected volatility, and risk-free interest rates. The assumptions used in calculating the fair value of financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 3 to the financial statements included in this report for additional information.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On May 5, 2017, the defendants filed a motion to dismiss the consolidated complaint. On August 15, 2017, the court entered an order dismissing without prejudice the claims that the post-acquisition directors aided and abetted the alleged breaches of fiduciary duties by the pre-acquisition directors and that Dr. Steiner and Dr. Fisch were unjustly enriched.  The court did not dismiss the claims that our directors prior to the closing of the APP Acquisition breached their fiduciary duties and the claims that Veru consummated the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements.  On November 30, 2018, plaintiffs filed an Amended Consolidated Complaint.  The Amended Consolidated Complaint makes allegations similar to those in the original consolidated complaint as to the claims that were not dismissed and names as defendants Veru and the members of our board of directors prior to the closing of the APP Acquisition. The Amended Consolidated Complaint also makes claims against Dr. Steiner for allegedly aiding and abetting the pre-acquisition directors’ breach of fiduciary duty and for unjust enrichment.  Like the original consolidated complaint, the Amended Consolidated Complaint seeks equitable relief, including rescission of the APP Acquisition, money damages, disgorgement of the shares of our common stock and Series 4 Preferred Stock issued to Dr. Steiner, and costs and expenses of the litigation, including attorneys' fees.  On December 14, 2018, the defendants filed their answer to the Amended Consolidated Complaint wherein they denied any and all liability and asserted additional defenses.  On January 14, 2019, the plaintiffs filed a motion for class certification.  The defendants’ response to plaintiffs’ motion for class certification is due on February 15, 2019. Veru believes that this action is without merit and is vigorously defending itself.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2018.  There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended September 30, 2018, except for the following additional risk factor.

Disruptions from an exit of the United Kingdom from the European Union could adversely affect our business and results of operations.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.”  At this time, the exact timing of Brexit and the terms of the United Kingdom’s relationship with the European Union after Brexit takes effect are uncertain.  We have operations and government oversight in the United Kingdom relating to our FC2 business and a modest amount of sales of FC2 in the European Union.  It is possible that changes made as a result of Brexit could subject us to heightened risks in that region, including disruptions to trade, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty.  Such changes may adversely affect our business and results of operations.

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

3.8	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.8).

10.1	Employment Agreement, dated as of January 2, 2019, between the Company and Charles T. Todd, Jr. (1) (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (2) (3)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 13, 2019

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: February 13, 2019

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer