Form 10-Q
period 2019-03-31
VERU INC.
filed 2019-05-15
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13602

Veru Inc.

(Exact Name of Registrant as Specified in its Charter)

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

Indicate by check mark whether the registrant is a shell company (as determined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	VERU	NASDAQ Capital Market

As of May 10, 2019, the registrant had 62,790,208 shares of $0.01 par value common stock outstanding.

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
•

the disruption of production at our manufacturing facilities and/or of our ability to supply product due to raw material shortages, labor shortages, physical damage to our facilities, product testing, transportation delays or regulatory actions;

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

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
Assets
Current assets:
Cash	$5,896,536	$3,759,509
Accounts receivable, net	4,027,235	3,972,632
Inventory, net	2,998,201	2,302,030
Prepaid expenses and other current assets	1,220,908	1,148,345
Total current assets	14,142,880	11,182,516
Plant and equipment, net	320,802	404,552
Deferred income taxes	8,570,150	8,543,758
Intangible assets, net	20,323,112	20,477,729
Goodwill	6,878,932	6,878,932
Other assets	776,178	965,152
Total assets	$51,012,054	$48,452,639
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,525,162	$3,226,036
Accrued research and development costs	437,928	981,357
Accrued expenses and other current liabilities	2,472,422	2,465,657
Credit agreement, short-term portion (Note 7)	5,836,615	6,692,718
Unearned revenue	—	187,159
Total current liabilities	11,272,127	13,552,927
Credit agreement, long-term portion (Note 7)	2,717,934	2,701,570
Residual royalty agreement (Note 7)	2,341,522	1,753,805
Deferred income taxes	895,860	844,758
Deferred rent	210,594	88,161
Other liabilities	30,000	30,000
Total liabilities	17,468,037	18,971,221

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at March 31, 2019 and
September 30, 2018	—	—
Common stock, par value $0.01 per share; 154,000,000 and 77,000,000 shares authorized, 64,968,184 and 57,468,660 shares issued and 62,784,480 and 55,284,956
shares outstanding at March 31, 2019 and September 30, 2018, respectively	649,682	574,687
Additional paid-in-capital	105,666,943	95,496,506
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(64,384,484)	(58,201,651)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	33,544,017	29,481,418
Total liabilities and stockholders' equity	$51,012,054	$48,452,639

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net revenues	$6,976,115	$2,572,872	$13,347,924	$5,159,485

Cost of sales	2,367,264	1,374,936	4,094,993	2,647,928

Gross profit	4,608,851	1,197,936	9,252,931	2,511,557

Operating expenses:
Research and development	2,910,587	2,076,794	5,272,410	4,035,162
Selling, general and administrative	3,822,854	3,817,692	7,116,838	6,845,390
Loss on settlement of accounts receivable	—	—	—	3,764,137
Total operating expenses	6,733,441	5,894,486	12,389,248	14,644,689

Operating loss	(2,124,590)	(4,696,550)	(3,136,317)	(12,133,132)

Non-operating (expenses) income:
Interest expense	(1,258,272)	(350,595)	(2,536,695)	(350,595)
Other income (expense), net	25,637	(2,412)	52,031	(15,580)
Change in fair value of derivative liabilities	(628,000)	(21,000)	(403,000)	(21,000)
Foreign currency transaction loss	(23,643)	(63,077)	(41,187)	(116,532)
Total non-operating expenses	(1,884,278)	(437,084)	(2,928,851)	(503,707)

Loss before income taxes	(4,008,868)	(5,133,634)	(6,065,168)	(12,636,839)

Income tax expense (benefit)	25,167	(1,302,416)	117,665	(4,548,469)

Net loss	$(4,034,035)	$(3,831,218)	$(6,182,833)	$(8,088,370)

Net loss per basic and diluted common share outstanding	$(0.06)	$(0.07)	$(0.10)	$(0.15)

Basic and diluted weighted average common shares outstanding	62,767,258	53,355,944	62,659,352	53,253,901

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total
Balance at September 30, 2018	$—	57,468,660	$574,687	$95,496,506	$(581,519)	$(58,201,651)	$(7,806,605)	$29,481,418
Share-based compensation	—	—	—	417,256	—	—	—	417,256
Shares issued in connection with public offering of common stock, net of fees and costs	—	7,142,857	71,428	9,060,539	—	—	—	9,131,967
Issuance of shares pursuant to share-based awards	—	190,000	1,900	(1,900)	—	—	—	—
Net loss	—	—	—	—	—	(2,148,798)	—	(2,148,798)
Balance at December 31, 2018	—	64,801,517	648,015	104,972,401	(581,519)	(60,350,449)	(7,806,605)	36,881,843
Share-based compensation	—	—	—	496,209	—	—	—	496,209
Issuance of shares pursuant to share-based awards	—	166,667	1,667	198,333	—	—	—	200,000
Net loss	—	—	—	—	—	(4,034,035)	—	(4,034,035)
Balance at March 31, 2019	$—	64,968,184	$649,682	$105,666,943	$(581,519)	$(64,384,484)	$(7,806,605)	$33,544,017

Balance at September 30, 2017	$—	55,392,193	$553,922	$90,550,669	$(581,519)	$(34,263,262)	$(7,806,605)	$48,453,205
Share-based compensation	—	—	—	207,454	—	—	—	207,454
Shares issued in connection with common stock purchase agreement	—	304,457	3,045	344,036	—	—	—	347,081
Net loss	—	—	—	—	—	(4,257,152)	—	(4,257,152)
Balance at December 31, 2017	—	55,696,650	556,967	91,102,159	(581,519)	(38,520,414)	(7,806,605)	44,750,588
Share-based compensation	—	—	—	411,848	—	—	—	411,848
Net loss	—	—	—	—	—	(3,831,218)	—	(3,831,218)
Balance at March 31, 2018	$—	55,696,650	$556,967	$91,514,007	$(581,519)	$(42,351,632)	$(7,806,605)	$41,331,218

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(6,182,833)	$(8,088,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,394	88,239
Amortization of intangible assets	154,617	137,631
Noncash interest expense	2,536,695	350,595
Share-based compensation	913,465	619,302
Deferred income taxes	24,710	(4,653,558)
Loss on settlement of accounts receivable	—	3,764,137
Change in fair value of derivative liabilities	403,000	21,000
Other	174,357	(1,942)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(54,603)	3,250,664
Increase in inventory	(748,095)	(821,133)
(Increase) decrease in prepaid expenses and other assets	(73,589)	62,485
(Decrease) increase in accounts payable	(656,527)	853,949
Decrease in unearned revenue	(187,159)	(142,147)
x(Decrease) increase in accrued expenses and other current liabilities	(391,011)	375,957
Net cash used in operating activities	(4,002,579)	(4,183,191)

INVESTING ACTIVITIES
Capital expenditures	(644)	(1,913)
Net cash used in investing activities	(644)	(1,913)

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees and costs	9,131,967	—
Installment payments on SWK credit agreement	(3,191,717)	—
Proceeds from stock option exercises	200,000	—
Proceeds from SWK credit agreement	—	10,000,000
Payment of debt issuance costs	—	(120,000)
Net cash provided by financing activities	6,140,250	9,880,000

Net increase in cash	2,137,027	5,694,896
CASH AT BEGINNING OF PERIOD	3,759,509	3,277,602
CASH AT END OF PERIOD	$5,896,536	$8,972,498

Schedule of noncash investing and financing activities:
Shares issued in connection with common stock purchase agreement	$—	$347,081
Increase in deferred assets from accrued expenses	$—	$77,840
Debt issuance costs in accounts payable and accrued expenses	$—	$143,943

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The accompanying condensed consolidated balance sheet as of September 30, 2018 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2019 and cash flows for the six months ended March 31, 2019 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2019.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (“APP”) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the October 31, 2016 acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer health care product, the FC2 Female Condom/FC2 Internal Condom® (“FC2”).  The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company focused on oncology and urology with multiple drug products under clinical development.  Most of the Company’s net revenues during the three and six months ended March 31, 2019 and 2018 were derived from sales of FC2.

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

Restricted cash: Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds.  Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer or its provider of funds. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life.  The Company had no restricted cash at March 31, 2019. Restricted cash was approximately $135,000 at September 30, 2018 and is included in cash on the accompanying unaudited condensed consolidated balance sheets.

Patents and trademarks: The costs for patents and trademarks are expensed when incurred.

Deferred financing costs: Costs incurred in connection with the common stock purchase agreement discussed in Note 8 have been included in other assets on the accompanying unaudited condensed consolidated balance sheets at March 31, 2019 and September 30, 2018. When shares of the Company’s common stock are sold under the common stock purchase agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

As discussed in Note 8, in connection with the common stock offering that closed on October 1, 2018, we incurred costs of approximately $190,000 through September 30, 2018. This amount was included in other assets on the accompanying unaudited condensed consolidated balance sheet at September 30, 2018. These costs were charged to additional paid-in capital in the six months ended March 31, 2019 after the common stock offering was closed.

Costs incurred in connection with the issuance of debt discussed in Note 7 are presented as a reduction of the debt on the accompanying unaudited condensed consolidated balance sheets at March 31, 2019 and September 30, 2018. These issuance costs are being amortized using the effective interest method over the expected repayment period of the debt, which is currently estimated to occur in the third quarter of fiscal 2021. The amortization is included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

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

Unearned revenue: The Company records an unearned revenue liability if a customer pays consideration before the Company transfers the product to the customer under the terms of a contract. Unearned revenue is recognized as revenue after control of the product is transferred to the customer and all revenue recognition criteria have been met.  The Company had no unearned revenue at March 31, 2019. Unearned revenue at September 30, 2018 was approximately $187,000 and was comprised of sales made to a large distributor who has the right to return product under certain conditions.

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

Research and development costs: Research and development costs are expensed as they are incurred and include salaries and benefits, clinical trial costs and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company did not have any capitalized nonrefundable advance payments as of March 31, 2019 and September 30, 2018.

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

Advertising: The Company's policy is to expense advertising costs as incurred. Advertising costs were immaterial to the Company’s results of operations for the three and six months ended March 31, 2019 and 2018.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency.  The evaluation indicated that the U.S. dollar is the currency with the most significant influence upon the subsidiaries.  Because all of the U.K. subsidiary's future sales and cash flows would be denominated in U.S. dollars following the October 2009 cessation of production of the Company’s first-generation product, FC1, the U.K. subsidiary adopted the U.S. dollar as its functional currency effective October 1, 2009. As the Malaysia subsidiary is a direct and integral component of the U.K. parent’s operations, it, too, adopted the U.S. dollar as its functional currency as of October 1, 2009. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of March 31, 2019 and September 30, 2018. Assets located outside of the U.S. totaled approximately $5.0 million and $5.2 million at March 31, 2019 and September 30, 2018, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis.  Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized.  For the three and six months ended March 31, 2019 and 2018, comprehensive loss is equivalent to the reported net loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This new accounting guidance on revenue recognition provides for a single five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  The Company adopted the new guidance on October 1, 2018 using the modified retrospective method and elected to apply the guidance only to contracts that were not completed as of the date of adoption. The adoption of this guidance did not have a material effect on our consolidated financial statements and related disclosures. See discussion above for disclosures relating to the Company's revenue recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842),  which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 distinguishes leases as either a finance lease or an operating lease, which affects how the leases are measured and presented in the statement of operations and statement of cash flows, and requires disclosure of key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required upon adoption.  Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases to clarify the implementation guidance and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors to address certain implementation issues facing lessors when adopting ASU 2016-02. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements to address, among other things, certain transition disclosure requirements subsequent to the adoption of ASU 2016-02. The Company will adopt the new accounting standard on October 1, 2019 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts.  We have begun to identify our significant lease contracts and are in the process of evaluating the effect of the new guidance on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The purpose of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We adopted ASU 2017-09 effective October 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our financial position or results of operations.

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

The Company believes its current cash position and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”).  The Company intends to be opportunistic when pursuing equity financing which could include selling common stock under its common stock purchase agreement with Aspire Capital Fund, LLC (see Note 8) and/or a marketed deal with an investment bank.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended March 31, 2019 and 2018.

As of March 31, 2019 and September 30, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2019 and 2018:

	Six Months Ended March 31,
	2019	2018
Beginning balance	$2,426,000	$—
Additions	—	3,319,000
Change in fair value of derivative liabilities	403,000	21,000
Ending balance	$2,829,000	$3,340,000

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of March 31, 2019:

Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)

Monte Carlo Simulation	Estimated change of control dates	December 2019 to December 2021
	Discount rate	15.3% to 17.3%
	Probability of change of control	0% to 90%

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

The components of accounts receivable consist of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018

Accounts receivable	$4,076,745	$4,046,733
Less: allowance for doubtful accounts	(36,201)	(36,201)
Less: allowance for sales and payment term discounts	(13,309)	(37,900)
Accounts receivable, net	$4,027,235	$3,972,632

On December 27, 2017, we entered into a settlement agreement with Semina, our distributor in Brazil, pursuant to which Semina made a payment of $2.2 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million relating to the Brazil tender in 2014. The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina. We elected to settle these amounts due to the uncertainty regarding the timing of payment by the Brazilian Government and, ultimately to us, on the remaining amounts due. The result of the settlement was a net loss of $3.8 million in the six months ended March 31, 2018, which is presented as a separate line item in the accompanying unaudited condensed consolidated statements of operations. Semina did not make its second payment of $1.5 million by February 28, 2018.  In July 2018, the Company agreed to accept $1.3 million as settlement of the $1.5 million that was owed, which resulted in an additional loss of $0.2 million in the third quarter of fiscal 2018.

At March 31, 2019, one customer had an accounts receivable balance that represented 11% of current assets.  At September 30, 2018, one customer had an accounts receivable balance that represented 15% of current assets.

At March 31, 2019, two customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 65% of net accounts receivable in the aggregate. At September 30, 2018, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 74% of net accounts receivable in the aggregate.

For the three months ended March 31, 2019, there were four customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 82% of the Company’s net revenues in the aggregate. For the three months ended March 31, 2018, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 44% of the Company’s net revenues in the aggregate.

For the six months ended March 31, 2019, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 66% of the Company’s net revenues in the aggregate.

For the six months ended March 31, 2018, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 50% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions.  Accounts receivable are charged-off when deemed uncollectible.  The table below summarizes the change in the allowance for doubtful accounts for the six months ended March 31, 2019 and 2018.

	Six Months Ended March 31,
	2019	2018

Beginning balance	$36,201	$38,103
Charges to expense	—	3,058
Charge-offs	—	(5,000)
Ending balance	$36,201	$36,161

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

Inventory consisted of the following at March 31, 2019 and September 30, 2018:

	March 31,	September 30,
	2019	2018
FC2
Raw material	$599,772	$366,220
Work in process	62,710	77,669
Finished goods	2,786,083	2,232,864
Inventory, gross	3,448,565	2,676,753
Less: inventory reserves	(451,041)	(391,861)
FC2, net	2,997,524	2,284,892
PREBOOST®
Finished goods	677	17,138
Inventory, net	$2,998,201	$2,302,030

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

Plant and equipment consisted of the following at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018

Equipment, furniture and fixtures	$4,018,333	$4,018,284
Leasehold improvements	287,686	287,686
	4,306,019	4,305,970
Less: accumulated depreciation and amortization	(3,985,217)	(3,901,418)
Plant and equipment, net	$320,802	$404,552

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

The gross carrying amounts and net book value of intangible assets are as follows at March 31, 2019:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$404,269	$1,995,731
Covenants not-to-compete	500,000	172,619	327,381
Total intangible assets with finite lives	2,900,000	576,888	2,323,112
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$576,888	$20,323,112

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2018:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$285,366	$2,114,634
Covenants not-to-compete	500,000	136,905	363,095
Total intangible assets with finite lives	2,900,000	422,271	2,477,729
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$422,271	$20,477,729

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

For the three months ended March 31, 2019 and 2018, amortization expense was approximately $77,000 and $69,000,  respectively. For the six months ended March 31, 2019 and 2018, amortization expense was approximately $155,000 and $138,000, respectively.

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval, additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macroeconomic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. Considering the high-risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods.

Goodwill

The carrying amount of goodwill at March 31, 2019 and September 30, 2018 was $6.9 million. There was no change in the balance during the six months ended March 31, 2019 and 2018. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired in the APP Acquisition.  Goodwill from the APP Acquisition principally relates to intangible assets that do not qualify for separate recognition, our expectation to develop and market new products, and the deferred tax liability generated as a result of the transaction.  Goodwill is not tax deductible for income tax purposes and was assigned to Company’s sole reporting unit in the Company’s Research and Development reporting segment, which consists of multiple drug products under clinical development for oncology and urology.

Goodwill is tested for impairment at least annually in the fourth quarter of each fiscal year or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, and macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.

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

The first quarterly revenue-based payment due May 15, 2018 was approximately $0.6 million and was paid on that date. On August 10, 2018, the Company entered into an amendment (the “Credit Agreement Amendment”) to the Credit Agreement.  The Credit Agreement Amendment deferred until November 15, 2018 the due date for the quarterly revenue-based payment that would have otherwise been due on August 15, 2018. The Company made a payment of approximately $2.6 million on November 15, 2018, consisting of approximately $1.4 million for the quarterly revenue-based payment originally due on August 15, 2018 and approximately $1.2 million for the quarterly revenue-based payment due on November 15, 2018. On February 15, 2019, the Company paid approximately $0.6 million for the quarterly revenue-based payment due on that date.

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

At March 31, 2019 and September 30, 2018, the Credit Agreement consisted of the following:

	March 31, 2019	September 30, 2018

Aggregate repayment obligation	$17,500,000	$17,500,000
Less: Cumulative payments	(3,834,202)	(642,485)
Less: Unamortized discounts	(6,212,466)	(8,475,874)
Less: Unamortized deferred issuance costs	(149,783)	(204,353)
Credit agreement, net	7,303,549	8,177,288
Add: Embedded derivative liability at fair value (see Note 3)	1,251,000	1,217,000
	8,554,549	9,394,288
Credit agreement, short-term portion	(5,836,615)	(6,692,718)
Credit agreement, long-term portion	$2,717,934	$2,701,570

The short-term portion of the Credit Agreement represents the aggregate of the estimated quarterly revenue-based payments payable during the 12-month periods subsequent to March 31, 2019 and September 30, 2018, respectively.

At March 31, 2019 and September 30, 2018, the Residual Royalty Agreement liability consisted of the following:

	March 31, 2019	September 30, 2018

Residual Royalty Agreement liability, fair value at inception	$346,000	$346,000
Less: Unamortized discounts	—	(2,420)
Add: Accretion of liability using effective interest rate	417,522	201,225
Residual Royalty Agreement liability, net	763,522	544,805
Add: Embedded derivative liability at fair value (see Note 3)	1,578,000	1,209,000
Residual Royalty Agreement liability	$2,341,522	$1,753,805

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs.  For the three and six months ended March 31, 2019, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Amortization of Credit Agreement and Residual Royalty Agreement discounts	$1,107,622	$317,747	$2,265,828	$317,747
Accretion of Residual Royalty Agreement liability	123,946	27,278	216,297	27,278
Amortization of deferred issuance costs	26,704	5,570	54,570	5,570
	$1,258,272	$350,595	$2,536,695	$350,595

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized.  There were no shares of Class A Preferred Stock of any series issued and outstanding at March 31, 2019 and September 30, 2018.  The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at March 31, 2019 and September 30, 2018.

Common Stock

On March 27, 2019, following approval by stockholders at the Company’s annual meeting of stockholders held on March 26, 2019, the Company filed an amendment to its articles of incorporation to increase the number of authorized shares of common stock from 77,000,000 to 154,000,000 shares.

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.1 million after deducting underwriting discounts and commissions and costs paid by the Company. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Shelf Registration Statement.

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrant”).  The Financial Advisor Warrant has a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrant vested upon issuance and remains outstanding at March 31, 2019.

In May 2018, the Company issued two warrants to purchase a total of up to 750,000 shares of the Company's common stock at $2.31 per share in connection with a services agreement. The services agreement was terminated in March 2019 and the warrants were cancelled at the same time. Prior to termination of the services agreement, for measurement and recognition purposes, the Company utilized the lowest aggregate amount within the range of potential values, which was zero. Therefore, in prior periods, the Company had determined the fair value of these warrants to be zero and had not recognized any compensation expense related to these warrants.

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

During fiscal 2018, we sold an aggregate of 1,717,010 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.0 million. As a result of these sales, we recorded approximately $85,000 of the deferred costs noted above to additional paid-in capital. The unamortized amount of deferred costs of approximately $340,000 is included in other assets on the accompanying unaudited condensed consolidated balance sheets at March 31, 2019 and September 30, 2018. As of March 31, 2019, the amount remaining under the Purchase Agreement was $12.0 million.

Note 9 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended March 31, 2019 and 2018, we recorded share-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Cost of sales	$7,778	$1,797	$15,730	$5,061
Selling, general and administrative	407,426	362,006	734,435	537,344
Research and development	81,005	48,045	163,300	76,897
	$496,209	$411,848	$913,465	$619,302

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 26, 2019, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 6.0 million.  As of March 31, 2019, 4,117,272 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”).  A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of March 31, 2019, 190,868 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date.

The following table outlines the weighted average assumptions for options granted during the three and six months ended March 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Weighted Average Assumptions:	2019	2018	2019	2018

Expected volatility	65.45%	62.34%	66.88%	61.38%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.27%	2.76%	2.59%	2.47%
Expected term (in years)	5.9	6.0	5.7	5.8
Fair value of options granted	$0.90	$1.28	$0.85	$0.93

During the three and six months ended March 31, 2019 and 2018, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock.  The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at March 31, 2019:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2018	5,645,312	$1.59
Granted	880,882	1.42
Exercised	(166,667)	1.20
Forfeited	(301,834)	1.52
Outstanding at March 31, 2019	6,057,693	$1.57	7.83	$785,435
Exercisable at March 31, 2019	2,042,285	$1.46	6.51	$436,840

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended March 31, 2019 of $1.46, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the six months ended March 31, 2019 was approximately $48,000. Cash received from options exercised during the six months ended March 31, 2019 was approximately $200,000.  No stock options were exercised during the six months ended March 31, 2018.

As of March 31, 2019, the Company had unrecognized compensation expense of approximately $2.7 million related to unvested stock options. This expense is expected to be recognized over approximately three years.

Restricted Stock

The Company has issued restricted stock to employees, directors and consultants. Such issuances had vesting periods that ranged from one to three years. All such shares of restricted stock vest provided the grantee has not voluntarily terminated service or been terminated for cause prior to the vesting date. There were no shares of restricted stock outstanding at March 31, 2019 and September 30, 2018.

Restricted Stock Units

In connection with the closing of the APP Acquisition, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vested on October 31, 2018. The restricted stock units were settled in common stock issued under the 2017 Plan. As of March 31, 2019, there are no outstanding restricted stock units.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. The stock appreciation rights will be settled in common stock issued under the 2017 Plan.  As of March 31, 2019, these vested stock appreciation rights remain outstanding.

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

On May 5, 2017, the defendants filed a motion to dismiss the consolidated complaint. On August 15, 2017, the court entered an order dismissing without prejudice the claims that the post-acquisition directors aided and abetted the alleged breaches of fiduciary duties by the pre-acquisition directors and that Dr. Steiner and Dr. Fisch were unjustly enriched.  The court did not dismiss the claims that our directors prior to the closing of the APP Acquisition breached their fiduciary duties and the claims that Veru consummated the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements.  On November 30, 2018, plaintiffs filed an Amended Consolidated Complaint.  The Amended Consolidated Complaint makes allegations similar to those in the original consolidated complaint as to the claims that were not dismissed and names as defendants Veru and the members of our board of directors prior to the closing of the APP Acquisition. The Amended Consolidated Complaint also makes claims against Dr. Steiner for allegedly aiding and abetting the pre-acquisition directors’ breach of fiduciary duty and for unjust enrichment.  Like the original consolidated complaint, which was previously dismissed in part, the Amended Consolidated Complaint seeks equitable relief, including rescission of the APP Acquisition, money damages, disgorgement of the shares of our common stock and Series 4 Preferred Stock issued to Dr. Steiner, and costs and expenses of the litigation, including attorneys' fees.  On December 14, 2018, the defendants filed their answer to the Amended Consolidated Complaint wherein they denied any and all liability and asserted additional defenses.  On January 14, 2019, the plaintiffs filed a motion for class certification. On May 6, 2019, the Court granted plaintiffs’ motion and certified a class consisting of “All holders of common stock of the Female Health Company as of October 31, 2016 and their successors in interest, excluding the named defendants to the Action and any person, firm, trust, corporation or other entity related to or affiliated with any of the Defendants.”  The parties filed cross-motions for summary judgment on April 15, 2019 which are set for hearing on July 11, 2019.  Veru believes that this action is without merit and is vigorously defending itself. No amount has been accrued for possible losses relating to this litigation as any such losses are not both probable and reasonably estimable.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary.  In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control.  In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.  These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business.  It should be noted that the Company realized significant losses through 2005 on a consolidated basis.  From fiscal year 2006 through fiscal year 2015, the Company generated taxable income on a consolidated basis.  However, the Company had a cumulative pretax loss in the U.S. for fiscal 2018 and the two preceding fiscal years.  Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future taxable losses in the U.S. driven by the investment in research and development, and based on their analysis concluded that a valuation allowance should continue to be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of March 31, 2019. An additional valuation allowance has been recorded against the U.S. deferred tax assets and net operating loss carryforwards as of March 31, 2019 of $1.6 million.  In addition, the Company’s holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance.  The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years.

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

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Income tax benefit at statutory rates	$(841,862)	$(1,077,736)	$(1,273,685)	$(3,628,736)
State income tax benefit, net of federal benefits	(199,521)	(385,395)	(301,863)	(948,395)
Effect of change in U.S. tax rate	—	—	—	(187,000)
Non-deductible expenses – other	2,364	8,702	4,783	12,702
Effect of lower foreign income tax rates	4,830	50,981	(3,527)	80,386
Effect of deemed dividend	32,318	—	63,627	—
Other	(1,025)	101,032	(22,863)	122,574
Change in valuation allowance	1,028,063	—	1,651,193	—
Income tax expense (benefit)	$25,167	$(1,302,416)	$117,665	$(4,548,469)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	September 30,
Deferred tax assets:	2019	2018

Federal net operating loss carryforwards	$8,057,926	$6,973,047
State net operating loss carryforwards	2,468,061	2,195,865
Foreign net operating loss carryforwards – U.K.	10,621,438	10,595,518
Foreign capital allowance – U.K.	102,098	102,098
U.K. bad debts	1,700	1,700
Restricted stock – U.K.	17,586	17,586
U.S. deferred rent	54,706	22,902
Share-based compensation	759,875	622,442
Other, net – U.S.	125,508	91,419
Other, net – Malaysia	34,314	33,843
Gross deferred tax assets	22,243,212	20,656,420
Valuation allowance for deferred tax assets	(9,282,271)	(7,631,078)
Net deferred tax assets	12,960,941	13,025,342
Deferred tax liabilities:
In process research and development	(4,675,860)	(4,675,860)
Developed technology	(518,431)	(549,318)
Covenant not-to-compete	(85,044)	(94,321)
Other	(7,316)	(6,843)
Net deferred tax liabilities	(5,286,651)	(5,326,342)
Net deferred tax asset	$7,674,290	$7,699,000

The deferred tax amounts have been classified in the accompanying unaudited condensed consolidated balance sheets as follows:

	March 31, 2019	September 30, 2018

Long-term deferred tax asset – U.K.	8,535,836	8,509,915
Long-term deferred tax asset – Malaysia	34,314	33,843
Total long-term deferred tax asset	$8,570,150	$8,543,758

Long-term deferred tax liability – U.S.	(895,860)	(844,758)
Total long-term deferred tax liability	$(895,860)	$(844,758)

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

Information about the Company's operations by segment and geographic area is as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Operating (loss) income:	(In thousands)		(In thousands)
Commercial	$3,204	$(163)	$6,872	$(19)
Research and Development	(2,889)	(1,960)	(5,250)	(3,992)
Corporate	(2,440)	(2,574)	(4,758)	(8,122)
	$(2,125)	$(4,697)	$(3,136)	$(12,133)

Revenues:
United States	$2,596	$981	$5,646	$1,975
Brazil	1,098	—	1,098	—
United Arab Emirates	677	278	677	278
South Africa	24	715	233	1,033
Zimbabwe	590	378	1,948	678
Other	1,991	221	3,746	1,195
	$6,976	$2,573	$13,348	$5,159

All of our net revenues, which are primarily derived from the sale of FC2, are attributed to our Commercial reporting segment. The loss on settlement of accounts receivable and depreciation and amortization related to long-lived assets that are not utilized in the production of FC2 are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above. Total assets are not presented by reporting segment as they are not reviewed by the CODM when evaluating the reporting segments’ performance.

Note 14 – Subsequent Events

On May 13, 2019, the Company entered into an amendment (the “Second Amendment”) to the Credit Agreement discussed in Note 7.  The Second Amendment provides for reduced percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2019, a return to the current percentages used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2020 and increased percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2021 and thereafter until the loan has been repaid. The Second Amendment also provides for an increase in the repayment amount from 175% to 176.5% of the aggregate amount advanced. In addition, the Second Amendment provides for payments under the Residual Royalty Agreement to commence at the same time as they would have commenced prior to the Second Amendment. The Second Amendment also eliminates the Company’s option to draw up to an additional $2.0 million under the Credit Agreement depending on the Company entering into agreements to distribute FC2 in Brazil and South Africa as the Company has determined that it would not make such draws. As a result of the Second Amendment, the Company’s quarterly revenue-based payment due May 15, 2019 will decrease from approximately $1.7 million to approximately $0.9 million. At this time, the Company is unable to determine all of the financial effects of the Second Amendment, which will likely result in the Company recording an extinguishment loss due to the modification of the terms of the Credit Agreement in the quarter ending June 30, 2019. An estimate of the loss amount cannot be made at this time as the Company is currently analyzing the accounting for the transaction, which includes fair value determinations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc. is an oncology and urology biopharmaceutical company developing novel medicines for prostate cancer treatment and prostate cancer supportive care as well as urology specialty pharmaceuticals.

The Company’s prostate cancer pipeline includes zuclomiphene citrate (which is also known as VERU-944, cis-clomiphene) and VERU-111 (bisindole).  Zuclomiphene citrate is an estrogen receptor agonist being evaluated in a Phase 2 clinical trial to treat hot flashes, a common side effect caused by hormone treatment in men with advanced prostate cancer. VERU-111 is an oral, next-generation, first-in-class selective small molecule that targets and disrupts alpha and beta tubulin subunits of microtubules in cells to treat metastatic prostate cancer patients whose disease is resistant to both castration and novel androgen-blocking agents (abiraterone or enzalutamide).  VERU-111 is being evaluated in men with metastatic castration and androgen-blocking agent resistant prostate cancer in an open label Phase 1b/2 clinical trial.  The Company also plans to evaluate VERU-111 for a variety of other malignancies.  In June 2018, as part of the American Society of Clinical Oncology (ASCO) Annual Meeting, the Company reported preclinical results showing the activity of VERU-111 against novel androgen blocking agent-resistant human prostate cancer, and it also reported preclinical data showing VERU-111’s anti-tumor activity against paclitaxel sensitive and resistant triple negative breast, ovarian and pancreatic cancers.

The Company is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology. The clinical trial of the Company's proprietary Tadalafil and Finasteride Combination tablet (TADFIN™ tablet) met the requirements for bioavailability and bioequivalence for the co-administration of tadalafil 5mg and finasteride 5mg dosed daily for benign prostatic hyperplasia (BPH). Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company anticipates submitting an NDA for its TADFIN™ tablet under the 505(b)(2) regulatory pathway between the fourth quarter of calendar year 2019 and first quarter of calendar year 2020.  The Company is also developing Tamsulosin DRS (Delayed Release Sachet) granules and Tamsulosin XR (Extended Release) capsules which are formulations of tamsulosin, the active ingredient in FLOMAX®, which the Company has designed to avoid the "food effect" inherent in currently marketed versions of the drug, allowing for potentially safer administration and improved patient compliance.

The Company's commercial products include the FC2 Female Condom/FC2 Internal Condom® ("FC2"), an FDA-approved product for the dual protection of unwanted pregnancy and sexually transmitted infections ("STIs"), and the PREBOOST® (also marketed as Roman Swipes) 4% benzocaine medicated individual wipe for the prevention of premature ejaculation.  The Company’s Female Health Company Division markets and sells FC2 commercially and in the public health sector both in the U.S. and globally.  FC2 is available by prescription and over-the-counter in the U.S. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. For PREBOOST, the Company has a co-promotion and distribution agreement with Timm Medical Technologies, Inc., a specialty urology sales organization, and the Company has also entered into a U.S. distributor agreement with Roman Health Ventures Inc., a premier and fast-growing men's health and telemedicine company that discreetly sells men's health products via the internet website getroman.com.

Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2 in the public sector.  The Centers for Disease Control and Prevention has referenced the use of condoms, including female condoms, as a means to reduce the risk of transmitting STIs, including HIV/AIDS, and the transmission of the Zika virus by sex.  Most of the Company’s net revenues are currently derived from sales of FC2.

FC2’s primary use is for disease prevention and family planning, and the global public health sector has been the Company’s main market for FC2. Within the global public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

FC2 has been distributed in the U.S. and 150 other countries.  A significant number of countries with the highest demand potential are in the developing world.  The incidence of HIV/AIDS, other STIs and unwanted pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people.  However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications and processing orders.

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

Purchasing patterns for FC2 vary significantly from one customer to another and may reflect factors other than simple demand.  For example, some governmental agencies purchase FC2 through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity.  Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable).  Bidders have a limited period of time in which to submit bids.  Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder.  The entire tender process, from publication to award, may take many months to complete, including administrative actions or appeals.  A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units.  Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount.  Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments.  Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand.  Administrative issues, politics, bureaucracy, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public sector customers.  As a result, the Company may experience significant quarter-to-quarter sales variances in the global public sector due to the timing and shipment of large orders of FC2.

In April 2017, the Company launched a small-scale marketing and sales program to support the promotion of FC2 in the U.S. market. The commercial team developed a plan to confirm the “proof of concept” that FC2 represented a significant business opportunity. This required changes in the distribution process for FC2 in the U.S. As part of this reorganization the Company announced new distribution agreements with three of the country's largest distributors that support the pharmaceutical industry. This newly developed network now allows up to 98% of major retail pharmacies the ability to make FC2 available to their customers. In addition to the distribution system, the Company expanded sales and market access efforts that resulted in FC2 now being available through the following access points: community-based organizations, by prescription, partnering with leading telemedicine providers including the “HeyDoctor” App, through 340B covered entities, colleges and universities and our patient assistance program. We continue to increase healthcare provider awareness, education and acceptance which has resulted in more women utilizing FC2 in the U.S. We believe that the results from these efforts support the U.S. market opportunity and that we will continue to see increased utilization of FC2. We are experiencing an increase in revenue from sales in the prescription channel in the U.S. primarily through telemedicine distribution partners.

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years, which includes an award to the Company of up to 29.8 million units of the 40 million total units for the first year. As of March 31, 2019, the Company has not shipped any units under this tender award and expects to begin shipping units under the tender award in the third quarter of fiscal 2019.

Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2019	2018	2017	2016	2015

October 1 — December 31	7,382,524	4,399,932	6,389,320	15,380,240	12,154,570
January 1 — March 31	9,792,584	4,125,032	4,549,020	9,163,855	20,760,519
April 1 — June 30	—	10,021,188	8,466,004	10,749,860	14,413,032
July 1 — September 30	—	6,755,124	6,854,868	6,690,080	13,687,462
Total	17,175,108	25,301,276	26,259,212	41,984,035	61,015,583

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the global public sector and into the prescription channel in the U.S. Generally, these sales are recognized upon shipment of the product to the customers. Other revenues are from sales of PREBOOST; however, these revenues were not material to our results for the three and six months ended March 31, 2019 or 2018.

The Company is working to further develop a global market and distribution network for FC2 by maintaining relationships with global public health sector groups and completing strategic arrangements with companies with the necessary marketing and financial resources and local market expertise.

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

Conducting research and development is central to our business model.  Since the completion of the APP Acquisition we have invested and expect to continue to invest significant time and capital in our research and development operations.  Our research and development expenses were $2.9 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. Our research and development expenses were $5.3 million and $4.0 million for the six months ended March 31, 2019 and 2018, respectively. For the remainder of fiscal 2019, we expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

The Company generated net revenues of $7.0 million and net loss of $4.0 million, or $(0.06) per basic and diluted common share, for the three months ended March 31, 2019, compared to net revenues of $2.6 million and net loss of $3.8 million, or $(0.07) per basic and diluted common share, for the three months ended March 31, 2018.

Net revenues increased 171%, of which 166% relate to FC2. The Company experienced an increase in FC2 net revenues in both the public sector and the U.S. prescription channels. There was a 137% increase in FC2 unit sales and an increase in FC2 average sales price per unit of 12%. The principal factors for the increase in the FC2 average sales price per unit compared to the same period last year were changes in customer mix and unit price increases for customers in the U.S.

Cost of sales increased to $2.4 million in the three months ended March 31, 2019 from $1.4 million for the same period last year. The increase is primarily due to the increase in unit sales.

Gross profit increased to $4.6 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018.  Gross profit margin for the three months ended March 31, 2019 was 66% of net revenues, compared to 47% of net revenues for the same period in 2018. In the three months ended March 31, 2019, the Company experienced an increase in FC2 sales into the prescription channel in the U.S. with higher profit margins.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2.  The Company is also currently seeing pressure on spending for FC2 by large global agencies and donor governments in the developed world.  As a result, the Company may continue to experience challenges for unit sales of FC2 in the global public sector. The Company is experiencing an increase in revenue from sales in the prescription channel in the U.S., which should help smooth quarter to quarter and year to year revenue fluctuations.

Research and development expenses increased to $2.9 million for the three months ended March 31, 2019 from $2.1 million in the prior year period.  The increase is primarily due to increased costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs.

Selling, general and administrative expenses were $3.8 million for the three months ended March 31, 2019, which was comparable to the $3.8 million in the prior year period.

Interest expense, which consists of items related to the SWK Credit Agreement and the SWK Residual Royalty Agreement, was approximately $1.3 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018. These agreements, which were entered into in March 2018, were outstanding for the entire fiscal 2019 period, but outstanding for only one month in the fiscal 2018 period.

Expense associated with the change in fair value of the embedded derivatives was $0.6 million for the three months ended March 31, 2019 compared to expense of $21,000 for the three months ended March 31, 2018.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 7 to the financial statements included in this report for additional information.

The Company realized a foreign currency transaction loss of approximately $24,000 in the most recent quarter, compared to approximately $63,000 for the same period last year.  This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the periods.

The income tax expense for the three months ended March 31, 2019 was $25,000, compared to an income tax benefit of $1.3 million for the same period in fiscal 2018. The increase in income tax expense of $1.3 million is primarily due to a valuation allowance recorded against the U.S. net deferred tax assets of $1.0 million and a decrease in the income tax benefit of $0.4 million due to the decrease in the loss before income taxes in addition to a decrease of $0.1 million in income tax expense for the effect of change in the U.S. and foreign tax rates.

SIX MONTHS ENDED MARCH 31, 2019 COMPARED TO SIX MONTHS ENDED MARCH 31, 2018

The Company generated net revenues of $13.3 million and net loss of $6.2 million, or $(0.10) per basic and diluted common share, for the six months ended March 31, 2019, compared to net revenues of $5.2 million and net loss of $8.1 million, or $(0.15) per basic and diluted common share, for the six months ended March 31, 2018.

Net revenues increased 159%, of which 155% relate to FC2. The Company experienced an increase in FC2 net revenues in both the public sector and the U.S. prescription channels. There was a 101% increase in FC2 unit sales and an increase in FC2 average sales price per unit of 27%. The principal factors for the increase in the FC2 average sales price per unit compared to the same period last year were changes in customer mix and unit price increases for customers in the U.S.

Cost of sales increased to $4.1 million in the six months ended March 31, 2019 from $2.6 million for the same period last year.  The increase is primarily due to the increase in unit sales.

Gross profit increased to $9.3 million for the six months ended March 31, 2019 from $2.5 million for the six months ended March 31, 2018.  Gross profit margin for the six months ended March 31, 2019 was 69% of net revenues, compared to 49% of net revenues for the same period in 2018. In the six months ended March 31, 2019, the Company experienced an increase in FC2 sales into the prescription channel in the U.S. with higher profit margins.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2.  The Company is also currently seeing pressure on spending for FC2 by large global agencies and donor governments in the developed world.  As a result, the Company may continue to experience challenges for unit sales of FC2 in the global public sector. The Company is experiencing an increase in revenue from sales in the prescription channel in the U.S., which should help smooth quarter to quarter and year to year revenue fluctuations.

Research and development expenses increased to $5.3 million for the six months ended March 31, 2019 from $4.0 million in the prior year period.  The increase is primarily due to increased costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs.

Selling, general and administrative expenses increased by $0.3 million to $7.1 million for the six months ended March 31, 2019 from $6.8 million in the prior year period.

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

Interest expense, which consists of items related to the SWK Credit Agreement and the SWK Residual Royalty Agreement, was approximately $2.5 million for the six months ended March 31, 2019 compared to $0.4 million for the six months ended March 31, 2018. These agreements, which were entered into in March 2018, were outstanding for the entire fiscal 2019 period, but outstanding for only one month in the fiscal 2018 period.

Expense associated with the change in fair value of the embedded derivatives related to the SWK Credit Agreement and the SWK Residual Royalty Agreement was $0.4 million for the six months ended March 31, 2019 compared to expense of $21,000 for the six months ended March 31, 2018.

The Company realized a foreign currency transaction loss of approximately $41,000 in the six months ended March 31, 2019, compared to approximately $0.1 million for the same period last year.  This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the periods.

The income tax expense for the six months ended March 31, 2019 was $0.1 million, compared to an income tax benefit of $4.5 million for the same period in fiscal 2018. The increase in income tax expense of $4.6 million is primarily due to a valuation allowance recorded against the U.S. net deferred tax assets of $1.6 million and the decrease in the income taxes benefit of $3.0 million due to the decrease in the loss before income taxes.

Liquidity and Sources of Capital

Liquidity

Our cash on hand at March 31, 2019 was $5.9 million, compared to $3.8 million (including restricted cash) at September 30, 2018.  At March 31, 2019, the Company had working capital of $2.9 million and stockholders’ equity of $33.5 million compared to negative working capital of $2.4 million and stockholders’ equity of $29.5 million as of September 30, 2018.  The increase in working capital is primarily due to the net proceeds from the common stock offering discussed below.

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

Operating activities

Our operating activities used cash of $4.0 million in the six months ended March 31, 2019. Cash used in operating activities included a net loss of $6.2 million, adjustments for non-cash items totaling $4.3 million and changes in operating assets and liabilities of $2.1 million. Adjustments for non-cash items primarily consisted of $2.5 million of interest expense and $0.4 million of expense due to the increase in fair value of the embedded derivatives related to the SWK Credit Agreement and the SWK Residual Royalty Agreement, and $0.9 million of share-based compensation. The decrease in cash from changes in operating assets and liabilities included decreases in accounts payable and accrued expenses of $1.0 million and an increase in inventories of $0.7 million.

Our operating activities used cash of $4.2 million in the six months ended March 31, 2018. Cash used in operating activities included a net loss of $8.1 million, adjustments for non-cash items totaling $0.3 million and cash from changes in operating assets and liabilities of $3.6 million. Adjustments for non-cash items primarily consisted of a $3.8 million loss on the settlement of net accounts receivable, $0.6 million of share-based compensation, and $0.4 million of interest expense related to the SWK Credit Agreement and the SWK Residual Royalty Agreement. These amounts were mostly offset by a $4.7 million change in deferred income taxes. The increase in cash from changes in operating assets and liabilities included a decrease in net accounts receivable and long-term other receivables of $3.3 million and increases in accounts payable and accrued expenses of $1.2 million.

On December 27, 2017, we entered into a settlement agreement with Semina, our distributor in Brazil, pursuant to which Semina made a payment of $2.2 million and was obligated to make a second payment of $1.5 million by February 28, 2018, to settle net amounts due to us totaling $7.5 million relating to the Brazil tender in 2014.  The settlement was not related to our belief in the ultimate collectability of the receivables or in the creditworthiness of Semina.  We elected to settle these amounts due to the uncertainty regarding the timing of payment by the Brazilian Government and, ultimately to us, on the remaining amounts due. The result of the settlement was a net loss of $3.8 million in the three and six months ended March 31, 2018, which is presented as a separate line item in the accompanying unaudited condensed consolidated statements of operations. Semina did not make its second payment of $1.5 million by February 28, 2018. In July 2018, the Company agreed to accept $1.3 million as settlement of the second payment of $1.5 million that was owed, which resulted in an additional loss of $0.2 million in the third quarter of fiscal 2018.

Financing activities

Net cash provided by financing activities in the six months ended March 31, 2019 was $6.1 million and primarily consisted of the net proceeds from the underwritten public offering of the Company’s common stock of $9.1 million (see discussion below), proceeds from stock option exercises of $0.2 million, less payments on the SWK Credit Agreement (see discussion below) totaling $3.2 million.

Sources of Capital

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.1 million after deducting underwriting discounts and commissions and costs paid by the Company. All of the shares sold in the offering were by the Company.  The offering was made pursuant to the Shelf Registration Statement.

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

After payment by the Company of certain fees and expenses of the Agent and the Lenders as required in the Credit Agreement, the Company received net proceeds of approximately $9.9 million from the initial $10.0 million advance under the Credit Agreement. The first quarterly revenue-based payment due May 15, 2018 was approximately $0.6 million and was paid on that date. On August 10, 2018, the Company entered into an amendment (the “Credit Agreement Amendment”) to the Credit Agreement.  The Credit Agreement Amendment deferred until November 15, 2018 the due date for the quarterly revenue-based payment that would have otherwise been due on August 15, 2018. The Company made a payment of approximately $2.6 million on November 15, 2018, consisting of approximately $1.4 million for the quarterly revenue-based payment originally due on August 15, 2018 and approximately $1.2 million for the quarterly revenue-based payment due on November 15, 2018. On February 15, 2019, the Company paid approximately $0.6 million for the quarterly revenue-based payment due on that date.

On May 13, 2019, the Company entered into an amendment (the “Second Amendment”) to the Credit Agreement.  The Second Amendment provides for reduced percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2019, a return to the current percentages to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2020 and increased percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2021 and thereafter until the loan has been repaid. The Second Amendment also provides for an increase in the repayment amount from 175% to 176.5% of the aggregate amount advanced. In addition, the Second Amendment provides for payments under the Residual Royalty Agreement to commence at the same time as they would have commenced prior to the Second Amendment. The Second Amendment also eliminates the Company’s option to draw up to an additional $2.0 million under the Credit Agreement depending on the Company entering into agreements to distribute FC2 in Brazil and South Africa as the Company has determined that it would not make such draws. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to March 31, 2019 will be approximately $2.9 million.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into the Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time and in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital purchase up to $15.0 million of the Company's common stock in the aggregate.  Other than the 304,457 shares of common stock issued to Aspire Capital in consideration for entering into the Purchase Agreement, the Company has no obligation to sell any shares of common stock pursuant to the Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the Purchase Agreement. During fiscal 2018, we sold an aggregate of 1,717,010 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.0 million. As of March 31, 2019, the amount remaining under the Purchase Agreement was $12.0 million. During fiscal 2019 to date, we have not sold any shares of common stock to Aspire Capital under the Purchase Agreement.

Fair Value Measurements

As of March 31, 2019 and September 30, 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 7 to the financial statements included in this report for additional information.

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

On May 5, 2017, the defendants filed a motion to dismiss the consolidated complaint. On August 15, 2017, the court entered an order dismissing without prejudice the claims that the post-acquisition directors aided and abetted the alleged breaches of fiduciary duties by the pre-acquisition directors and that Dr. Steiner and Dr. Fisch were unjustly enriched.  The court did not dismiss the claims that our directors prior to the closing of the APP Acquisition breached their fiduciary duties and the claims that Veru consummated the APP Acquisition in violation of the Wisconsin Business Corporation Law and NASDAQ voting requirements.  On November 30, 2018, plaintiffs filed an Amended Consolidated Complaint.  The Amended Consolidated Complaint makes allegations similar to those in the original consolidated complaint as to the claims that were not dismissed and names as defendants Veru and the members of our board of directors prior to the closing of the APP Acquisition. The Amended Consolidated Complaint also makes claims against Dr. Steiner for allegedly aiding and abetting the pre-acquisition directors’ breach of fiduciary duty and for unjust enrichment.  Like the original consolidated complaint, which was previously dismissed in part, the Amended Consolidated Complaint seeks equitable relief, including rescission of the APP Acquisition, money damages, disgorgement of the shares of our common stock and Series 4 Preferred Stock issued to Dr. Steiner, and costs and expenses of the litigation, including attorneys' fees.  On December 14, 2018, the defendants filed their answer to the Amended Consolidated Complaint wherein they denied any and all liability and asserted additional defenses.  On January 14, 2019, the plaintiffs filed a motion for class certification. On May 6, 2019, the Court granted plaintiffs’ motion and certified a class consisting of “All holders of common stock of the Female Health Company as of October 31, 2016 and their successors in interest, excluding the named defendants to the Action and any person, firm, trust, corporation or other entity related to or affiliated with any of the Defendants.”  The parties filed cross-motions for summary judgment on April 15, 2019 which are set for hearing on July 11, 2019. Veru believes that this action is without merit and is vigorously defending itself.

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

Item 5.  Other Information

Disclosure Pursuant to Item 1.01 of Form 8-K - Entry into a Material Definitive Agreement

On May 13, 2019, the Company entered into the Second Amendment to the Credit Agreement. The Second Amendment provides for reduced percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2019, a return to the current percentages to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2020 and increased percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar 2021 and thereafter until the loan has been repaid. The Second Amendment also provides for an increase in the repayment amount from 175% to 176.5% of the aggregate amount advanced. In addition, the Second Amendment provides for payments under the Residual Royalty Agreement to commence at the same time as they would have commenced prior to the Second Amendment. The Second Amendment also eliminates the Company’s option to draw up to an additional $2.0 million under the Credit Agreement depending on the Company entering into agreements to distribute FC2 in Brazil and South Africa as the Company has determined that it would not make such draws.

The foregoing is a summary description of certain terms of the Second Amendment and, by its nature, is incomplete.  A copy of the Second Amendment is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.  All readers are encouraged to read the entire text of the Second Amendment.

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

3.8

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 154,000,000 shares (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 29, 2019).

3.9	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.9).

10.1	Separation Agreement and General Release, dated as of March 27, 2019, between the Company and Charles T. Todd, Jr. (1) (2)

10.2

Veru Inc. 2018 Equity Incentive Plan (as amended and restated effective March 26, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on March 29, 2019. (1)

10.3

Second Amendment to Credit Agreement & Amendment to Residual Royalty Agreement, dated as of May 13, 2019, among the Company, SWK Funding LLC and the financial institutions party thereto from time to time. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (2) (3)

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: May 15, 2019

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: May 15, 2019

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer