Form 10-K
period 2019-09-30
VERU INC.
filed 2019-12-12
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-13602

Veru Inc.

(Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 NW 25th Street, Suite 102, Miami, Florida	33127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 509-6897

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	VERU	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2019, was approximately $67.8 million based on the per share closing price as of March 29, 2019 quoted on the NASDAQ Capital Market for the registrant’s common stock, which was $1.46.

There were 65,039,114 shares of the registrant’s common stock, $0.01 par value per share outstanding at December 10, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2020 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “Veru” and the “Company” mean Veru Inc. and its subsidiaries collectively, including Aspen Park Pharmaceuticals, Inc. from and after October 31, 2016, unless the context indicates another meaning, and the term “common stock” means shares of our common stock, par value of $0.01 per share.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, debt repayments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing  and plans, the achievement of clinical and commercial milestones, estimated future sales or market sizes, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business, and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

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

•

a governmental tender award, including our 2018 South Africa tender award, indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units, and as a result government ministries or other public sector customers may order and purchase fewer units than the full maximum tender amount;

•	our 2018 South Africa tender award could be subject in the future to reallocation for potential local manufacturing initiatives, which could reduce the size of the award to us;

•	our ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives; and
•	our ability to successfully integrate acquired businesses, technologies or products.

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in “Risk Factors” in Item 1A. of this report. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I

Item 1. Business

General

Veru Inc., The Prostate Cancer Company, is an oncology and urology biopharmaceutical company developing novel medicines for the management of prostate cancer.

The Company’s prostate cancer pipeline includes VERU-111, zuclomiphene citrate, and VERU-100. VERU-111 is an oral, next-generation, first-in-class small molecule that targets and disrupts alpha and beta tubulin subunits of microtubules in cells to treat metastatic prostate cancer patients whose disease is resistant to both castration and novel androgen-blocking agents (e.g., abiraterone or enzalutamide). VERU-111 is being evaluated in men with metastatic castration and androgen-blocking agent resistant prostate cancer in an open label Phase 1b/2 clinical trial. Zuclomiphene citrate is an oral nonsteroidal estrogen receptor agonist used to treat hot flashes, a common side effect caused by androgen deprivation therapy (ADT) in men with advanced prostate cancer. Zuclomiphene citrate is being evaluated in a Phase 2 clinical trial in men with advanced prostate cancer who experience moderate to severe hot flashes. VERU-100 is a novel, proprietary peptide formulation for ADT with multiple potential beneficial clinical attributes addressing the shortfalls of current FDA-approved ADT formulations for the treatment of advanced prostate cancer. VERU-100 is a long-acting gonadotropin-releasing hormone (GnRH) antagonist designed to be administered as a small volume subcutaneous 3-month depot injection without a loading dose. VERU-100 will immediately suppress testosterone with no testosterone surge upon initial or repeated administration—a problem which occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. Currently, there are no GnRH antagonists commercially approved beyond a one-month injection. VERU-100 is anticipated to enter a Phase 2 dose-finding study in early calendar year 2020.

The Company is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology such as the Tadalafil and Finasteride Combination (TADFIN®) for the administration of tadalafil 5mg and finasteride 5mg combination formulation dosed daily to treat urinary tract symptoms caused by benign prostatic hyperplasia (BPH). Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company had a successful pre-New Drug Application (NDA) meeting with the FDA and the expected submission of the NDA for TADFIN® is the second half of calendar year 2020. The Company is also developing Tamsulosin XR capsules which is a formulation of tamsulosin, the active ingredient in FLOMAX®, which the Company has designed to avoid the “food effect” inherent in currently marketed versions of the drug, allowing for potentially safer administration and improved patient compliance.

The Company's commercial products include the FC2 Female Condom/FC2 Internal Condom®  (“FC2”), an FDA-approved product for the dual protection against unwanted pregnancy and sexually transmitted infections, and the PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. PREBOOST® is marketed online in the U.S. through an exclusive marketing arrangement under the Roman® Swipes brand name by Roman Health Ventures Inc. Roman is a leading telemedicine company that discreetly sells men's health products via the internet website www.getroman.com. The Company’s Female Health Company Division markets and sells FC2 commercially and in the public health sector both in the U.S. and globally. In the U.S., FC2 is available by prescription through the Company’s multiple telemedicine and internet pharmacy partners and retail pharmacies, as well as OTC through the Company’s website at www.fc2.us.com. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

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

Strategy

Our strategy is to be known as “The Prostate Cancer Company”. We aspire to be disease focused by providing a “continuum of care” for prostate cancer patients. Prostate cancer has become a chronic disease with new challenges as prostate cancer develops resistance to current drugs and spreads throughout the body and as the patient suffers from the long-term side effects of these cancer treatments like hot flashes, bone loss and fractures, loss of libido, erectile dysfunction, loss of muscle strength and frailty. Accordingly, we are dedicated to the development and commercialization of products to address unmet medical needs for prostate cancer treatment and supportive care. We are developing a pipeline of novel prostate cancer and prostate cancer supportive care medicines as well as urology focused specialty pharmaceuticals while continuing to sell our commercial products to help fund part of this development. We intend to execute this strategy by leveraging the 505(b)(2) FDA regulatory pathway for our urology products in order to create nearer-term revenue to support the development of longer-term novel prostate cancer and prostate cancer supportive care medicines. The key elements of our strategy are as follows:

•

Develop and launch high value, novel biopharmaceutical products for prostate cancer and prostate cancer supportive care.    We are developing three drugs, VERU-111, zuclomiphene citrate and VERU-100, each of which addresses large potential markets relating to prostate cancer and prostate cancer supportive care. We initiated a Phase 1b/2 open label clinical trial of VERU-111 in treatment-resistant metastatic prostate cancer patients in January 2019. The potential U.S. market for oral cancer therapies in advanced prostate cancer is over $5 billion. We initiated a Phase 2 clinical trial in the third quarter of 2018 using zuclomiphene citrate for the treatment of hot flashes caused by hormone cancer therapy for men with advanced prostate cancer. The interim topline clinical data results of the Phase 2 clinical trial are expected in the first quarter of calendar year 2020. ADT-induced hot flashes affect approximately 600,000 men in the U.S., representing an estimated annual sales of $600-800 million for zuclomiphene in the U.S. alone. VERU-100 is a novel, proprietary peptide formulation for ADT with multiple beneficial clinical attributes addressing the shortfalls of current FDA-approved ADT formulations for advanced prostate cancer. The global market for ADT was $2.6 billion in 2018.

•

Advance specialty pharmaceutical urology drugs that require only bioequivalence studies by taking advantage of information obtained in previous safety and efficacy studies conducted by other parties.  Veru is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology such as TADFIN® for the administration of tadalafil 5mg and finasteride 5mg combination formulation dosed daily to treat lower urinary tract symptoms caused from BPH. Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company had a successful pre-NDA meeting with the FDA and the expected submission of the NDA for TADFIN® is the second half of calendar year 2020. Veru is also developing Tamsulosin XR capsules which is a formulation of tamsulosin, the active ingredient in FLOMAX®, which Veru has designed to avoid the “food effect” inherent in currently marketed formulations of the drug, allowing for potentially safer administration and improved patient compliance.

•

Grow our commercial and public sector business.  For FC2, we are rapidly growing revenues in the U.S. market through prescription sales by leveraging our relationships with telemedicine and pharmacy internet providers and distributors, while continuing to pursue revenues in the public sector in key markets both in the U.S. and globally. We are also very focused on our strategic relationship with Roman Health Ventures to grow our Roman® Swipes (PREBOOST®) telemedicine business.

•

Capitalize on expertise and reputation of our management team and board members.  Our management team has significant expertise and experience in urology and oncology as well as drug development, marketing and sales which will facilitate effective management of our preclinical studies and clinical trials of drug candidates and product commercialization. In addition, we intend to capitalize on the strong reputations of the members of our management and board of directors with academic institutions, hospitals, physicians, pharmacists and distributors to expand our customer base and to introduce new products.

Products

The following table summarizes the current status of the Company’s product portfolio:

U.S.
		REGULATORY	DEVELOPMENT
PRODUCT	INDICATION	PATHWAY	PHASE

Oncology Drug Candidates

VERU-111 – oral, next generation, first-in-class alpha and beta tubulin inhibitor	Metastatic castration and androgen-blocking agent resistant prostate cancer	505(b)(1)	Phase 1b/2

Zuclomiphene citrate – oral, non-steroidal, estrogen receptor agonist	Androgen deprivation therapy induced hot flashes in men with advanced prostate cancer	505(b)(2)	Phase 2

VERU-100 – three-month depot injection, GnRH antagonist	Palliative treatment of advanced prostate cancer	505(b)(1)	Planned Phase 2

Urology Specialty Drug Candidates

TADFIN® – Tadalafil/Finasteride combination tablets and capsules (tadalafil 5mg/ finasteride 5mg)	Initial treatment of men with lower urinary tract symptoms from an enlarged prostate	505(b)(2)	Bioequivalence study

Tamsulosin XR capsules (tamsulosin HCL 0.4mg extended release capsules)	Benign prostatic hyperplasia	505(b)(2)	Bioequivalence study

Commercial Products

FC2 Female Condom/FC2 Internal Condom®	Unintended pregnancy and STIs	FDA approved	Marketed

PREBOOST®/Roman® Swipes (4% benzocaine wipes)	Premature ejaculation	FDA monograph compliant	Marketed

Oncology Drug Candidates

VERU-111, an oral, next generation, first-in-class small molecule for the treatment of metastatic prostate and other cancers.

Scientific Overview.  In 2019, there were approximately 175,000 new cases of prostate cancer in the U.S. and about 25% will die from the disease. In the U.S., 5% of men with prostate cancer will have metastatic cancer and up to 30% of men with high-risk, localized prostate cancer will develop metastatic cancer following initial therapy. The median survival of patients with metastatic prostate cancer ranges from 3.2-4.5 years. For these men, the 1st line therapy is ADT, or medical castration. Although most will initially respond, nearly all these patients will progress to metastatic castration resistant prostate cancer and have a poor prognosis with an average survival of 1.5 years. New 2nd line hormonal agents, like XTANDI® (enzalutamide) and ZYTIGA® (abiraterone/prednisone) have resulted in an additional four to five months of average survival, but again, nearly all men on these agents will eventually develop progressive metastatic prostate cancer.

Agents that target tubulin, the subunits of microtubules, have been shown to be one of the most effective targeted cytotoxic chemotherapies for the treatment of metastatic prostate cancer. Microtubules are critical for cancer cell replication and to shuttle the androgen receptor into the nucleus where the receptor stimulates genes for cancer cell growth. Docetaxel and cabazitaxel are examples of FDA-approved chemotherapy drugs that are given intravenously (IV) that target tubulin to treat metastatic prostate cancer. Although effective, the challenges for this class of chemotherapy agents, also known as taxanes, include that they must be given intravenously (IV) and that the cancer cells develop resistance to taxanes. There are also serious safety concerns with IV taxanes which include serious hypersensitivity (allergic) reactions, myelosuppression (neutropenia) and neurotoxicity such as peripheral neuropathy and muscle weakness.

VERU-111 is an oral, next generation, first-in-class selective small molecule that targets and binds to the alpha and beta tubulin subunits of microtubules in cells. Microtubules are essential for cell division and for shuttling critical growth receptors into the nucleus where they stimulate cell proliferation. Unlike taxanes which bind to just the beta subunit of tubulin, VERU-111 binds strongly to both the alpha and beta tubulin subunits. Furthermore, VERU-111 inactivates by cleaving poly ADP ribose polymerase (PARP) which is important for DNA repair in cancer cells. VERU-111 has high oral bioavailability; no expected allergic reactions; less possibility for drug resistance as it does not interact with multiple drug resistance proteins so it cannot be pumped out of the cancer cell; potential for minimal drug to drug interactions; and high activity against many tumor types including prostate cancer resistant to drugs like novel androgen-blocking agents (abiraterone and enzalutamide) and taxanes as well as triple negative breast cancer, ovarian cancer, cervical cancer, lung cancer, melanoma and pancreatic cancer. In preclinical and current clinical studies, VERU-111 appears to have no evidence of neurotoxicity and neutropenia, which are common side effects of taxanes and vinca alkaloids chemotherapy agents.

Development Plan.  The Company plans to develop VERU-111 initially as a treatment for men with metastatic prostate cancer that is castration resistant and who have also failed to respond to ZYTIGA® (abiraterone) or XTANDI® (enzalutamide). In September 2018, the Company completed a pre-Investigational New Drug Application (“IND”) meeting with the FDA for VERU-111 in which the FDA agreed with the Company’s plans for a Phase 1b/2 clinical trial and that an IND may be submitted for the indication of men who have metastatic castration resistant prostate cancer and who have become resistant to, or who have failed to respond to, ZYTIGA® (abiraterone) or XTANDI® (enzalutamide) and prior to IV chemotherapy. These men have actively progressing prostate cancer with rising prostate-specific antigen and CT or bone scan evidence of spreading prostate cancer. The Company submitted an IND and initiated an open label Phase 1b/2 clinical trial in January 2019 at Johns Hopkins Cancer Center and four other clinical centers. An open label study means that every patient will receive VERU-111. The primary objective of the Phase 1b portion of the study is to define the maximum tolerated dose of VERU-111 (identify the dose limiting toxicity of VERU-111).  Through December 12, 2019, the study has enrolled and dosed 33 patients with VERU-111 at doses from 4.5 mg per day up to 81 mg per day with all doses being well tolerated with toxicities that would inhibit increasing the dose further (have not reached dose limiting toxicity). In the study, there have been no observations of neutropenia or neurotoxicity which are common adverse events associated with taxane chemotherapy. The study will continue to enroll patients using increasing doses of VERU-111 until a dose limiting toxicity is observed.

Market.  In the U.S., there is a $6.5 billion annual market for 2nd line oral hormone therapies for prostate cancer and a $1.5 billion annual market for IV-given taxanes chemotherapies (docetaxel $1 billion and cabazitaxel $500 million in prostate cancer) per Decision Resources Group and Allied Market Research. Second line oral hormonal therapies like enzalutamide and abiraterone/prednisone have cross-resistance and appear to provide limited additional benefit when given in sequence for the treatment of metastatic prostate cancer. VERU-111, as an oral therapy targeting alpha and beta tubulin, could be used prior to IV given docetaxel and cabazitaxel antitubulin chemotherapies. Due to activity of VERU-111 in taxane resistant animal models, VERU-111 could be developed for treatment of patients who have taken IV docetaxel and cabazitaxel chemotherapies and have failed or progressed on these therapies. VERU-111 could also be developed as a 1st line therapy given with androgen deprivation in men who have hormone sensitive, high volume prostate cancer where ADT and docetaxel have been shown in several studies to increase survival in these men by 17-21 months. Another 1st line indication could be developed in men who have metastatic prostate cancer and splice variants of the androgen receptor including a common variant known as AR-V7. Prostate cancer hormone therapies are not effective in men who have AR-V7. However, this type of cancer appears to respond to docetaxel and may be potentially treated by a novel oral therapy targeting alpha and beta tubulin like VERU-111. VERU-111 could also be developed as 1st line metastatic indication in men who initially were treated with ADT and a novel androgen-blocking agent (enzalutamide or apalutamide) for nonmetastatic castration prostate cancer that has now progressed to metastatic prostate cancer. Finally, VERU-111 could also be developed as an oral dosing alternative to chemotherapies for the treatment of metastatic triple negative breast, ovarian, cervical, lung and pancreatic cancers as these tumors also respond to IV taxane chemotherapies.

Zuclomiphene citrate for the treatment of hot flashes caused by prostate cancer hormonal therapies in men with advanced prostate cancer.

Scientific Overview.  Prostate cancer is the most common noncutaneous cancer diagnosed in men, with approximately 175,000 new cases in the U.S. in 2019. The estimated prevalence of prostate cancer in the U.S. is 3 million cases for which over one-third will have received ADT. ADT results in very low, castrate levels of testosterone. Eliminating testosterone is an effective therapy as testosterone is a powerful growth factor for prostate cancer. As estrogen is derived from testosterone in men, low levels in testosterone also results in very low levels of estrogen. Low estrogen side effects include hot flashes, bone loss and fractures, loss of libido, memory disturbances, and adverse blood lipid changes.

Hot flashes, also known as vasomotor symptoms, are one of the most common and debilitating side effects of prostate cancer hormonal therapies. Hormone therapies include ADT, like LUPRON® and ELIGARD® (leuprolide), FIRMAGON® (degarelix), ZOLADEX® (goserelin), as well as the newer agents approved to treat advanced prostate cancer such as ZYTIGA® (abiraterone) and XTANDI® (enzalutamide). Up to 80% of men on ADT complain of hot flashes with 30-40% having moderate to severe hot flashes. Hot flashes are defined as intense heat sensation, flushing and profuse sweating and chills as well as anxiety and palpitations. Although episodes of hot flashes often occur repeatedly and generally last a few minutes, some may last up to 20 minutes. Hot flashes associated with prostate cancer hormonal therapies tend to persist over time with the same frequency and intensity throughout therapy. Up to 50% of men continue to report hot flashes after five years on prostate cancer hormonal therapy. Patients on ADT report significant effects on daily functioning and quality of life. Hot flashes are one of the main reasons that prostate cancer patients want to delay or stop being treated by ADT. As prostate cancer patients with advanced and metastatic disease are living longer because of more effective ADT, hot flashes have become an even bigger concern and impact on quality of life.

Hormonal and nonhormonal therapies have been used off-label to treat hot flashes in men on prostate cancer hormonal therapies. In general, use of off-label hormonal agents, especially estrogens, have been shown to be helpful for treating hot flashes. However, off label estrogen treatment is complicated by lack of consistent dosing, and known side effects such as gynecomastia (breast enlargement), gynecodynia (painful breasts), and increase in thromboembolic events like deep venous thrombosis, pulmonary embolus, and stroke. Progesterone hormone agents, like MEGACE® (megestrol), have also been used off-label but the side effects include weight gain, increase in thromboembolic events like deep venous thrombosis, pulmonary embolus, and stroke, and the potential to stimulate the growth of prostate cancer. Nonhormonal agents that also have been used off-label include antiseizure agents and antidepressants that have serious and unwanted side effects. Moreover, nonhormonal agents have demonstrated less effectiveness than hormonal therapies for the treatment of hot flashes. There are no FDA-approved therapies for hot flashes caused by prostate cancer hormonal therapy in men with advanced prostate cancer. As estrogen deficiency is the reason for the hot flashes, we believe that zuclomiphene, a nonsteroidal estrogen receptor agonist, has the potential to replace estrogen and be an efficacious and well tolerated treatment for hot flashes caused by ADT in men with advanced prostate cancer.

Development Plan.  In June 2018, the Company submitted an IND with the FDA for zuclomiphene citrate. In September 2018, the Company enrolled its first subject in the Phase 2 double-blind randomized placebo-controlled dose finding study evaluating two doses of oral daily zuclomiphene (10mg or 50mg) treatment versus placebo in approximately 95 men with advanced prostate cancer who have ADT induced moderate to severe hot flashes. The clinical study has a treatment duration of 12 weeks and is being conducted in 24 clinical centers in the United States. The primary endpoint is the frequency of moderate to severe hot flashes. Secondary endpoints include severity of hot flashes and improvement in bone marker. In October 2019, the Company announced that it has achieved full enrollment for its Phase 2 clinical study. The interim topline clinical data results of the Phase 2 clinical trial are expected in the first quarter of calendar year 2020.

Market.  Hot flashes are the most common side effect of prostate cancer hormone therapy, with hot flashes occurring in approximately 80% of men receiving one of the common forms of ADT, including LUPRON® (Leuprolide), ELIGARD® (Leuprolide), and FIRMAGON® (degarelix) and about up to 40% of such men experience moderate to severe hot flashes. Approximately 600,000 men annually in the United States are on ADT for advanced prostate cancer. There are currently no FDA-approved therapies for hot flashes associated with prostate cancer hormonal therapies. Based on independent market research sponsored by the Company, U.S. peak sales for zuclomiphene citrate to treat hot flashes in men with prostate cancer in ADT are estimated to be approximately $600-800 million.

VERU-100, a novel, proprietary, long-acting, small volume, subcutaneous peptide 3-month depot formulation androgen deprivation therapy for advanced prostate cancer.

Scientific Overview.  Androgen deprivation therapy remains the primary first line therapy for advanced prostate cancer but the current products, such as LUPRON® and ELIGARD® (leuprolide), FIRMAGON® (degarelix), and ZOLADEX® (goserelin) have several important shortfalls. LUPRON, ELIGARD, and ZOLADEX are LHRH agonists whose initial administration leads to an initial 14 to 21-day testosterone surge (flare) and interval micro increases (spikes or escapes) in testosterone blood levels. FIRMAGON, a GnRH antagonist, is a large-volume subcutaneous formulation designed for only a single month release. FIRMAGON requires a loading dose of two 3 mL subcutaneous injections followed by a 4 mL maintenance subcutaneous injection. The 4 mL maintenance subcutaneous injection has to be repeated monthly. In contrast, VERU-100 is designed to address a number of these important shortfalls of currently marketed ADT products: VERU-100 is a long-acting GnRH antagonist designed to be administered as a small volume (<1 mL) subcutaneous 3-month depot injection without a loading dose. VERU-100, as a GnRH antagonist, immediately suppresses testosterone with no testosterone surge upon initial or repeated administration unlike what occurs with the currently approved LHRH agonists.

Development Plan.  The Company had a Pre-IND meeting with the FDA in May 2019 clarifying the requirements for regulatory development pathway. FDA agreed to an expedited regulatory development pathway for VERU-100. The Company plans to conduct a single Phase 2 open label, multicenter dose finding clinical study of three doses of VERU-100 in men with advanced prostate cancer (n=60-80) for a single 3 month injection, and a single Phase 3- open label single arm study in men with advanced prostate cancer (n=100) as the pivotal, registration study for NDA submission. The Company plans to submit an IND in early calendar year 2020 and then initiate the Phase 2 dose finding study.

Market.  VERU-100 is a long-acting GnRH antagonist for ADT designed to be administered as a small volume subcutaneous 3-month depot injection without a loading dose. As a GnRH antagonist, VERU-100 should immediately suppress testosterone with no testosterone surge upon initial or repeated administration and no testosterone micro-increases which may adversely affect patient outcomes—a problem which potentially occurs with approved LHRH agonist drugs like LUPRON®, ZOLADEX® and ELIGARD®. Currently, there are no GnRH antagonists commercially approved beyond a 1 month depot injection, making VERU-100, if approved, the only commercially available GnRH antagonist 3-month depot. Total global sales of ADT drugs in 2018 were $2.6 billion.

Urology Specialty Drug Candidates

TADFIN® (tadalafil 5mg and finasteride 5mg combination) capsules for the initial treatment of men with lower urinary tract symptoms and enlarged prostate

Scientific Overview. Tadalafil/Finasteride combination product in capsules is a new, proprietary formulation that addresses men who have lower urinary tract symptoms and restricted urinary stream because of an enlarged prostate. CIALIS® (tadalafil 5mg) and PROSCAR®  (finasteride 5mg) co-administration is indicated for the initial treatment of BPH for up to 26 weeks. CIALIS® (tadalafil 5mg) is a phosphodiesterase 5 (PDE5) inhibitor and PROSCAR®  (finasteride 5mg) is a Type 2, 5 alpha reductase inhibitor. Tadalafil 5mg daily has been approved for the treatment of erectile dysfunction and BPH. Finasteride 5mg has been approved for the treatment of BPH: to improve symptoms, to reduce risk of acute urinary retention and the need for prostate surgery, and to prevent progression of BPH.

Development Plan. In a November 2017 Pre-IND meeting, the FDA confirmed that the Tadalafil/Finasteride combination qualifies for a 505(b)(2) regulatory pathway. The FDA also agreed that a single bioequivalence study and no additional nonclinical, clinical efficacy and/or safety studies will be required to support the approval of the Tadalafil/Finasteride combination for the initial treatment of lower urinary tract symptoms in men with enlarged prostates. The purpose of the meeting was to discuss the proposed NDA and to confirm the clinical, non-clinical, and chemistry, manufacturing and controls (CMC) requirements for the Company's NDA submission utilizing the FDA expedited 505(b)(2) regulatory pathway. The Company submitted a pre-NDA briefing document to the FDA that outlined the Company's preliminary data package being prepared for the NDA submission, including bioequivalence and bioavailability clinical study results, CMC and other regulatory elements for a 505(b)(2) submission. In June 2018, the Company announced that it concluded its pre-NDA meeting with the FDA for TADFIN® (tadalafil 5mg and finasteride 5mg combination) formulation for the treatment of BPH. The Company believes it has reached agreement with the FDA on the regulatory data package requirements that will be sufficient for submission. The FDA requested that the Company submit 12-month stability data on manufacturing batches to support the expiry date of TADFIN® at the time of the NDA submission. The Company plans to submit an NDA for TADFIN® in the second half of calendar year 2020.

Market. The worldwide prevalence of BPH lower urinary symptoms is estimated to be 10-25% of the male population and was estimated to grow to 1.1 billion men by 2018. According to Elkelany O et al. (Therapeutics and Clinical Risk Management 11:507-513, 2015), other men who may benefit from this combination include: 1) men who have a suboptimal response to 5 alpha reductase inhibitors alone (PROSCAR®  (finasteride) or AVODART® (dutasteride)); 2) men who have a suboptimal response to an alpha blocker alone (FLOMAX® (tamsulosin), HYTRIN® (terazosin), UROXATRAL® (alfuzosin), CARDURA® (doxazosin), and RAPAFLO® (silodosin)) or in combination with a 5 alpha reductase inhibitor (JALYN® (dutasteride/tamsulosin combination)); and 3) men who have an optimal response to 5 alpha reductase inhibitors, but who also have erectile dysfunction. A Tadalafil 5mg / Finasteride 5mg combination is not currently available. TADFIN®, if approved, would be the first fixed combination of tadalafil and finasteride approved by FDA. TADFIN® would provide clinical benefit both by increasing dosing convenience and drug compliance as poor compliance with a BPH medicine could lead to an increased chance of acute urinary retention, urosepsis, and death. The Company plans to sell TADFIN® through men’s health telemedicine internet channels in the U.S. and to out-license TADFIN® to urology specialty pharmaceutical marketing and sales organizations for upfront payment, milestones, and royalties in territories outside the U.S.

Tamsulosin XR capsules for the treatment of lower urinary tract symptoms of BPH.

Scientific Overview.  Tamsulosin XR (Extended Release) capsules are new slow release formulations containing the active pharmaceutical ingredient in FLOMAX® (tamsulosin HCL) capsules which is a commonly used medicine for the treatment of symptoms of BPH, also known as enlargement of the prostate. FLOMAX® is indicated for the treatment of symptoms of BPH. Tamsulosin is a selective alpha1 adrenergic receptor blocking drug that is specific for the alpha1 adrenergic receptors located in the smooth muscle of the prostate and bladder neck. Symptoms associated with BPH occur, at least in part, as a result of increased smooth muscle tone of the prostate and bladder which leads to constriction of urinary flow, urinary retention, urinary infection, kidney damage and life-threatening blood infection called urosepsis. Blocking these alpha1 adrenergic receptors relaxes the smooth muscles of the prostate and bladder neck resulting in the improvement of urinary flow rate and alleviation of the symptoms of BPH. FLOMAX® capsules can only be taken after a meal. It has a “food effect” such that, if FLOMAX®  is not taken with food, the drug gets in too fast and men are placed at higher risk for dizziness and postural hypotension (sudden drop in blood pressure upon standing that can lead to fainting). The Company is developing its Tamsulosin XR capsules to avoid this food effect, allowing for potentially safer administration and improved patient compliance. In addition, Tamsulosin XR capsules have granule formulations, as opposed to being a pill or a tablet, which may make it easier for the population of men who have difficulty swallowing pills and tablets (dysphagia) to take their medicine either by swallowing a capsule or by opening the capsule to ingest the granules within the capsule, increasing patient compliance. Pills and tablets are problematic for 15% of men over the age of 60 in the general community and the up to 60% of men in long term facilities who have difficulty or cannot swallow pills and tablets because of certain medical conditions, including degenerative neurological diseases like Parkinson's, having suffered a stroke, and Alzheimer’s disease. Not being able to take an alpha blocker drug for BPH, like FLOMAX®, because of difficulty or not able to swallow pills and tablets may lead to the increased risk of acute urinary retention, urinary catheterization, urosepsis and death. These men are currently managed with diapers, urinary catheters, or prostate surgery.

Development Plan.  Tamsulosin XR capsules contain the same active pharmaceutical ingredient, tamsulosin, that is found in FLOMAX® (tamsulosin HCL 0.4mg) capsules and, as such, would be expected to have the same efficacy and safety as FLOMAX®. On August 12, 2016, the FDA agreed that the Company's Tamsulosin XR capsules qualify for the expedited 505(b)(2) regulatory approval pathway. In March 2017, the Company initiated a Stage 1 (pilot) bioequivalence clinical study and in April 2017, announced the successful completion of Stage 1 of the bioequivalence clinical study, which demonstrated that the blood levels of the drug over time were bioequivalent to FLOMAX®. In August 2017, the Company initiated Stage 2 of the bioequivalence clinical study of Tamsulosin granules and in November 2017 announced the results of Stage 2 of the bioequivalence clinical study. During the Stage 2 bioequivalence clinical study, dosing patients with Tamsulosin granules while fasted and Tamsulosin granules while fed successfully showed bioequivalence with FLOMAX® fed patients based on AUC, which is the key determinant of drug exposure over time. The Tamsulosin granule formulation did not meet the remaining bioequivalence criterion for peak value (Cmax). The Company has developed new formulations to address Cmax. Importantly, the tamsulosin granule XR formulation, based on the bioequivalence studies, does not have a food effect which means that the new formulation may be administered without food. As a consequence, the Company is developing Tamsulosin XR (extended release) capsules, which contain the new formulated granules, for the urology and primary care markets. The Company plans to evaluate current resources and priorities to determine the timing of the initiation of the bioequivalence clinical study.

Market.  The initial commercialization plan for Tamsulosin XR capsules is to target urology and primary care physicians with an oral branded product with no food effect for men. Tamsulosin oral suspension is not currently available, and if approved, Tamsulosin XR capsules would be the only oral suspension formulation that would be available on formularies in long term care pharmacies. The U.S. market for all alpha blockers for BPH because the entry of generics has caused price erosion is now estimated to be $386 million annually per IQVIA. Men in long term care or nursing homes have up to a 60% prevalence of swallowing difficulties and account for about 13% of total tamsulosin sales, whereas over 15% of men over 60 years of age in the general population have difficulty swallowing pills and tablets.

Commercial Products

FC2 for dual protection against unintended pregnancy and transmission of STIs.

Product.  FC2 is the only currently available female-controlled product approved for marketing by the FDA and cleared by the World Health Organization (WHO) for purchase by U.N. agencies that provides dual protection against unintended pregnancy and the transmission of STIs. The Centers for Disease Control and Prevention has referenced the use of condoms, including the female condom, as a means to reduce the risk of transmitting STIs, including HIV/AIDS, and the transmission of Zika by sex. FC2 was approved for market by the FDA in 2009.

FC2 has basically the same physical design, specifications, safety, and efficacy profile as FC1, the Company's first-generation female condom. Manufactured from a nitrile polymer formulation that is exclusive to the Company, FC2 is produced more economically than FC1, which was made from a more costly raw material, polyurethane. FC2 consists of a soft, loose fitting sheath and two rings: an external ring of rolled nitrile and a loose internal ring made of flexible polyurethane. FC2’s soft sheath lines the vagina, preventing skin-to-skin contact during intercourse. Its external ring remains outside the vagina, partially covering the external genitalia. The internal ring is used for insertion and helps keep the device in place during use.

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

U.S. Market.  The market for FC2 in the U.S., as the only FDA approved for market female use product that protects against the transmission of STIs and unwanted pregnancies, is rapidly growing. FC2 is currently reimbursable by prescription under the Patient Protection and Affordable Care Act (the “ACA”) and the laws of 20+ states prior to enactment of the ACA. The ACA was signed into law in March 2010 and was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among these many rules, the ACA requires non-grandfathered health plans and health insurance issuers to provide 100% coverage of preventive care services. ACA guidance defines preventive services to include contraception methods. The ACA guidance further requires health plans to cover at 100% payment of at least one form of contraception within each method identified by the FDA in its current Birth Control Guide. As a result, with FC2 currently reimbursable by prescription under the ACA, as well as the laws of 20+ states prior to enactment of the ACA, prescription sales of FC2 in the U.S. have grown rapidly and growth of prescription sales in the U.S. is a key part of our strategy for FC2. As FC2 is nonhormonal, it is a viable alternative for many U.S. women who have reported dissatisfaction with the side effects of hormonal birth control. Moreover, there are unique groups of women such as breast cancer survivors who desire contraception and cannot take hormonal birth control because of this underlying condition. We have built the necessary infrastructure to allow for broad access across the U.S. As a result, FC2 is now available through multiple access channels including: 92% of major retail pharmacies, community-based organizations, by prescription, telemedicine, universities, direct purchase and 340B qualified health care clinics, and directly to the public sector without distributors. In particular, we have partnered with fast-growing, highly reputable telemedicine firms (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) to bring our much-needed FC2 product to patients in a cost-effective and highly convenient manner. Marketing and educational programs, both traditional and by digital and social media, are being developed for the U.S. public sector and implemented to target health care providers, community-based organizations, and women to coordinate awareness and access to FC2 that is fully reimbursable and to educate on the use of FC2.

Global Public Health Sector Market.  FC2’s primary use is for disease prevention and family planning, and the global public health sector has been the main market for FC2. Within the global public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

The Company currently has a limited number of customers in the global public health sector, who generally purchase in large quantities. Over the past few years, significant customers have included large global agencies, such as the United Nations Population Fund (UNFPA) and the United States Agency for International Development (USAID), the Brazil Ministry of Health either through UNFPA or Semina Indústria e Comércio Ltda (Semina), the Company’s distributor in Brazil, and the Republic of South Africa health authorities that purchase through the Company’s various local distributors. DKT, a new distributor for FC2, is one of the world’s largest providers of family planning and HIV/AIDS prevention products and services with offices in 24 countries. DKT has started registration processes to distribute FC2 in several countries this year to expand market access. These DKT countries include Afghanistan, Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Ethiopia, Ghana, Pakistan, Paraguay, Peru, and Uruguay. Other customers in the global public health sector include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and non-governmental organizations (NGOs).

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

The global public health sector market for male condoms is estimated to be greater than 8-10 billion units annually. The private sector market for male condoms is estimated at 10-15 billion units annually. The combined global male condom market (public and private sector) is estimated at a value of $4.5 billion annually. The female condom market represents a very small portion of the total global condom market, yet 50% of individuals living with HIV/AIDS are women. As a result, a number of independent women’s groups are advocating for increased investment in and distribution of female condoms on a gender equality basis.

The Company has distribution agreements and other arrangements with commercial partners which market FC2 as a consumer health product through distributors and retailers in 16 countries, including Brazil, Spain, France, and the United Kingdom. These agreements are generally exclusive for a single country. Under these agreements, the Company sells FC2 to the distributor partners, who market and distribute the product to consumers in the established territory.

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years.

PREBOOST®/Roman® Swipes (4% benzocaine medicated individual wipes) for the treatment of premature ejaculation.

Product.  Premature ejaculation (PE) is the most common sexual dysfunction condition for men even more prevalent than erectile dysfunction based on epidemiological studies. PE is a self-reported diagnosis. Men with PE desire treatment; however, most are reluctant and unlikely to request treatment out of embarrassment. Discrepancies also exist between the man and his partner's reports of the man's ejaculatory behavior as women have been found to report PE affecting their relationship more often than their male partner.

PREBOOST® is a proprietary OTC male genital desensitizer used for the treatment of PE. There are no prescription products for PE approved by the FDA. Off-label use of antidepressants and PDE-5 inhibitors has had limited success because of inconsistent efficacy and unacceptable side effects. Psychological counseling and behavioral therapy are also used with mixed results. Of the consumer health products, the topical anesthetics are administered as sprays and gels. The drawbacks of these treatment approaches include inconsistent dosing leading to too much anesthetic and transference of the anesthetics to the partner. PREBOOST® is compliant with the FDA monograph and is approved for sale in the U.S. PREBOOST® is the only individually packaged medicated wipe that contains a desensitizing agent (benzocaine 4.0%). The advantages are: 1) Convenient individually wrapped wipes so it is easier to carry and to be discreet, 2) The correct dose is delivered each time, 3) The medicine is applied topically and dries quickly which prevents the potential for transference to partner, 4) Benzocaine at 4.0% temporarily desensitizes, but does not completely numb the penis, and 5) PREBOOST® efficacy is supported by a published randomized placebo-controlled clinical trial.

Market.  PREBOOST® is approved for sale in the U.S. The Company has entered into a multi-year U.S. distribution agreement with Roman Health Ventures which markets the product as Roman® Swipes. Roman is a leading U.S. telemedicine company.

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

Because FC2 is a commercially distributed medical device, the facilities in which FC2 is manufactured and tested are subject to periodic FDA inspection to ensure compliance with regulatory requirements, including the QSR and MDR regulations. The Company’s most recent FDA inspection of its U.K. and Malaysian facilities was completed in September 2010 and November 2019, respectively.  The Company’s previous office in Chicago was inspected by the FDA in October 2016 for activities related to being an initial importer of FC2 and the FDA made observations at this inspection that the FDA expects us to have addressed by the next regularly scheduled inspection.

FDA Regulation of OTC Monograph Drug Products.  Generally, any new drug must undergo FDA review for safety and efficacy to obtain marketing approval before it may be legally marketed in the U.S. However, if the drug is generally recognized as safe and effective, or GRASE, then it is exempt from regulation as a new drug and may be marketed without prior approval. In 1972, the FDA initiated the comprehensive review of safety, effectiveness, and labeling (i.e., a review of the GRASE status) of OTC drugs then on the market, known as FDA’s OTC Drug Monograph Review, which establishes parameters under which OTC drugs may be marketed as GRASE without the need for pre-market approval of a New Drug Application. The FDA’s OTC Drug Monograph Review is a rulemaking process that establishes conditions under which certain active ingredients, in certain amounts, and with specific labeling, may be marketed as OTC drugs without requiring FDA approval. Monographs do not specify which inactive ingredients may or may not be used. Instead, the FDA has issued a regulation requiring inactive ingredients to be “safe” and “suitable” and to not interfere with the drug’s efficacy. It is the responsibility of the manufacturer, marketer, and distributor to ensure that the finished product, including all inactive ingredients, is safe and effective for its intended use. If the FDA determines that an OTC drug does not conform to the conditions in the applicable FDA regulation and monograph, the product may be considered adulterated or misbranded and subject to FDA enforcement actions.

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

•

Phase 3—These clinical trials are undertaken in larger patient populations to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety in an expanded patient population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. These trials may be done globally to support global registrations. At least two adequate and well-controlled Phase 3 trials are generally required for approval of a new drug.

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

505(b)(2) Approval Process.    Section 505(b)(2) of the Food, Drug and Cosmetic Act (FDCA), which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, provides an expedited regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA's findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug (RLD). The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support any change from the RLD. The FDA may then approve the new drug candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

We expect our zuclomiphene citrate, TADFIN® and Tamsulosin XR drug candidates to qualify for the 505(b)(2) regulatory pathway because they are or will be based on already approved active pharmaceutical ingredients rather than new chemical entities, and formulations that have been through Phase 1 studies. On August 12, 2016, the FDA cleared Tamsulosin granules for the expedited 505(b)(2) regulatory approval pathway and agreed with our plans to conduct a single bioequivalence study to support the filing of an NDA. On May 24, 2017, the FDA agreed with the Company’s plans to enter the Phase 2 dose finding clinical trial to evaluate zuclomiphene citrate for the treatment of hot flashes in men on ADT. In November 2017, the FDA also agreed in Pre-IND meetings that the Tadalafil/Finasteride combination qualifies for the 505(b)(2) regulatory pathway.

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

The Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Federal Trade Commission (“FTC”) Regulation of Advertising.  The FTC regulates OTC drug and non-restricted medical device advertising and promotional materials under the Federal Trade Commission Act (“FTC Act”), which prohibits unfair or deceptive acts or practices as well as the dissemination of any false advertisement that is likely to induce the purchase of drugs and non-restricted medical devices. The FTC requires that all express and implied claims must be substantiated. The FTC has historically applied a standard of competent and reliable scientific evidence for health-related claims. This standard is defined generally to require tests, analyses, research or studies that have been conducted and evaluated in an objective manner by qualified persons and are generally accepted in the profession to yield accurate and reliable results. In some instances, the FTC has interpreted this standard as requiring randomized, double-blind, placebo-controlled clinical trials. The FTC is authorized to issue cease-and-desist orders enforceable by injunctions, civil penalties, and criminal contempt proceedings for violating the FTC Act, as well as to proceed directly in federal court for injunctive relief and to obtain ancillary consumer redress.

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

FC2 received the CE Mark which allows it to be marketed throughout the European Union. FC2 has also been approved by regulatory authorities in Brazil, Canada, and other jurisdictions.

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

VERU-111 and Related Compounds License.    We hold an exclusive worldwide license to nine issued U.S. patents, nine pending U.S. patent applications and 71 patents and patent applications in countries outside the United States, including issued patents in the European Union and Japan, relating to our VERU-111 drug candidate and related compounds. This license contains provisions requiring upfront, milestone and royalty payments to the licensor (Ohio State Innovation Fund). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize these drug candidates. The patents relating to VERU-111 and related compounds have statutory expiration dates from 2029 to 2034. Patent term adjustments or patent term extensions could result in later expiration dates with a maximum five-year patent term extension expected because of clinical development and FDA review time.

Zuclomiphene Citrate Patent and Patent Applications.  We have two issued U.S. patents and ten patent applications in countries outside the United States related to substantially pure zuclomiphene for the treatment of hot flashes, osteoporosis, bone fractures, and loss of bone mineral density, especially in men on prostate cancer hormone therapies. The U.S. patent and any patents issuing from the foreign patent applications would expire in July 2035.

VERU-100 Patent Applications.  We have two U.S. patent applications and eleven patent applications in countries outside the United States relating to the long-term release of a GnRH antagonist hormone for ADT for men with advanced prostate cancer. The U.S. patent and any patents issuing from the foreign patent applications would expire in January 2038.

Tamsulosin XR capsules Patent Applications.    We own thirteen patent applications with respect to Tamsulosin XR capsules, all of which have expiration dates in 2037: (1) a U.S. patent application; and (2) patent applications in twelve countries outside the U.S. The Company acquired those patent rights pursuant to a purchase agreement that provides for significant continuing installment and milestone payment obligations. In addition, the Company granted a security interest in the purchased assets to the seller to secure the Company's present and future payment and performance obligations under the purchase agreement. Accordingly, there could be significant payments that the Company will be required to make in the future to the seller of the Tamsulosin XR capsule and the failure to make such payments may result in the Company losing its rights to such intellectual property. If the Company fails to retain such rights, we would not be able to commercialize any products relating to Tamsulosin XR capsules.

FC2 Patents. FC2 patents have been issued by the United States, South Africa, Mexico, Brazil and India. The patents cover the key aspects of FC2, including its overall design and manufacturing process. The patents have expiration dates in 2023 and 2024.

PREBOOST® Patent Application.   PREBOOST®, medicated individual wipes which is a male genital desensitizing drug product that helps in the treatment of PE, is covered by a pending U.S. patent application.

Trademarks.  The Company has a registration for the trademarks “FC2 Female Condom” and “PREBOOST®” in the U.S. and has filed applications in the U.S. for the trademarks “Veru Inc.,” “Veru Healthcare,” “Veru Biopharma,” “Veru Pharmaceuticals” and “Veru Pharma.” The Company has filed applications or secured registrations in 40 countries or jurisdictions around the world to protect the various names and symbols used in marketing its Female Condoms.

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

In addition, changes in patent laws, rules or regulations or in their interpretations or enforcement in the U.S. and other countries by the courts may materially diminish the value of our intellectual property or narrow the scope of our patent protection, which could have a material adverse effect on our business and financial condition.

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

Significant Customers

Because FC2 provides dual protection against both the transmission of STIs, including HIV/AIDS, and unintended pregnancy, it is an integral part of both HIV/AIDS prevention and family planning programs throughout the world. These programs are typically supplied by global public health sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves. Within the global public health sector are large global agencies, such as UNFPA, USAID, DFID (the U.K.’s Department for International Development), and PSI (Population Services International), other social marketing groups, various government health agencies, and NGOs. Within the global public health sector, the Company’s most significant customers are either global public health sector agencies, country specific ministries of health, or those who facilitate their purchases and/or distribution. In the U.S. market, the Company has experienced fast growth in prescription sales of FC2 in fiscal 2019 largely through the Company’s supply agreement with a leading telemedicine provider, which has become one of our largest customers and accounted for 36% of the Company’s net revenues in fiscal 2019. The Company's three largest customers in fiscal 2019 accounted for 64% of the Company’s net revenues.

Employees

As of November 30,  2019, the Company had 386 full-time employees, including 24 located in the U.S., 11 in the U.K., 349 in Malaysia, and two in other countries to implement training and programs. None of the Company’s employees are represented by a labor union. The Company believes that its employee relations are good.

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws. The Company did not incur environmental expenses in fiscal 2019 or 2018, nor does it anticipate environmental expenses in the foreseeable future.

Raw Materials

The principal raw material used to produce FC2 is a nitrile polymer. While general nitrile formulations are available from a number of suppliers, the Company has chosen to work closely with the technical market leader in synthetic polymers to develop a grade ideally suited to the bio-compatibility and functional needs of a female condom. As a result, the Company relies on supply for its principal raw material for FC2 from one supplier that could produce the raw material from multiple supply points within its organization. The principal partially-finished component used to produce FC2 is a dipped nitrile polymer sheath. The Company procures its component sheaths from one of the leading manufacturers of nitrile surgical gloves. These sheaths are sourced from multiple manufacturing sites controlled by this vendor.

Manufacturing

The Company manufactures and warehouses FC2 within a leased facility with approximately 45,800 square feet of space in Selangor D.E., Malaysia. Production capacity at this facility is approximately 100 million units of FC2 annually. This facility is subject to periodic inspection by the FDA to ensure compliance with cGMP, as well as the U.K.-based notified body, which is responsible for CE and ISO accreditation.

The Company has entered into agreements with third-party contract manufacturers to produce PREBOOST®.

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

Other parties have developed and marketed female condoms. None of these female condoms marketed or under development by other parties have secured FDA market approval. FDA market approval is required to sell female condoms in the U.S. USAID, a U.S. government funded agency, prefers to procure from the FDA product approval for market; however there can be exceptions. Outside of the U.S., the Company has experienced increasing competition and pricing pressures for FC2. In addition to FC2, three female condoms have successfully completed the WHO prequalification process and been cleared by UNFPA for purchase by U.N. agencies: the Cupid female condom (which was prequalified by WHO in July 2012 and cleared by UNFPA thereafter), the Velvet female condom marketed by Hindustan Latex Limited (which was prequalified by WHO and cleared by UNFPA in March 2016) and the female condom marketed by PATH (which was prequalified by WHO and cleared by UNFPA in March 2016). The PATH female condom lost its prequalification in 2019, which leaves only two other competitive female condoms with WHO prequalification in addition to FC2. It is possible that other female condoms may complete the WHO prequalification process. The female condom marketed by Hindustan Latex Limited, which is the Company’s former exclusive distributor in India, is substantially similar in design to FC2, except it is made of latex. FC2 has also been competing with other female condoms in markets that do not require either FDA market approval or WHO prequalification. Reflecting increased competition, Cupid received part of the last two South African tenders. Increasing competition in FC2’s markets has, and will likely continue to, put pressure on pricing for FC2 and may also adversely affect sales of FC2. Some customers, particularly in the global public health sector, prioritize price over other features where FC2 may have an advantage. The FDA’s reclassification of female condoms in 2018 from Class III medical devices to Class II medical devices may reduce the barriers for other types of female condoms to enter the U.S. market. If other female condoms enter the U.S. market, we may face increased competition in the U.S., which may put downward pressure on pricing for FC2 and adversely affect sales of FC2 in the U.S.

The pharmaceutical industry is highly competitive and is characterized by extensive research efforts and rapid technological progress. The success of our pharmaceutical products will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for any products for which we receive marketing approval. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies. Many of the competitors with respect to our pharmaceutical products under development have substantially greater research and development and regulatory capabilities and experience, and substantially greater management, manufacturing, distribution, marketing and financial resources, than we have or will have.

All drugs currently used to treat BPH symptoms are sold in tablets or capsules. These drugs include those that decrease size of the prostate, like 5 alpha reductase inhibitors which include PROSCAR® (finasteride) from Merck & Co., Inc. and AVODART® (dutasteride) from GlaxoSmithKline. The other major class of drugs treat BPH by relaxing the smooth muscles of the prostate and bladder neck and include alpha blockers like FLOMAX® (tamsulosin HCI) from Boehringer Ingelheim Pharmaceuticals, HYTRIN® (terazosin), UROXATRAL® (alfuzosin), CARDURA® (doxazosin), and RAPAFLO® (silodosin) from Allergan as well as Phosphodiesterase 5 (PDE5) inhibitors like CIALIS ® (tadalafil) from Eli Lilly. One class of drugs combines a drug that shrinks and another that relaxes the prostate called JALYN® (dutasteride/tamsulosin combination) from GlaxoSmithKline. Boehringer Ingelheim has a tablet (non-powder) version of FLOMAX® called FLOMAX® CR now available in Canada that can be taken with or without food. Similarly, there is a tablet Tamsulosin product available in the U.K. called Cositam XL 400 microgram that can be taken independently of food.

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

VERU-111 is a first-in-class oral therapy that targets both alpha and beta tubulin and will be initially developed for prostate, breast and ovarian cancers. All currently available tubulin targeting agents are chemotherapies that are given IV and include Vinca Alkaloids such as VELBAN® (vinblastine), ONCOVIN® (vincristine) and NAVELBINE® (vinorelbine). These chemotherapies are primarily used for hematologic malignancies (leukemia, lymphoma, myeloma, sarcoma), and some neuroblastoma, thyroid cancer and non-small cell cancer of the lung. Taxanes such as TAXOL® (paclitaxel), TAXOTERE® (docetaxel) and JEVTANA® (cabazitaxel) are primarily used for solid tumors such as breast, ovarian, endometrial, cervical, lung, head and neck, esophageal, bladder, gastric and prostate. TAXOTERE® (docetaxel) and JEVTANA® (cabazitaxel) are indicated for advanced metastatic prostate cancer, are given IV and bind to the taxane site of tubulin.

VERU-100 is a long-acting GnRH antagonist for ADT designed to be administered as a small volume subcutaneous 3-month depot injection without a loading dose. As a GnRH antagonist, it should immediately suppress testosterone with no testosterone surge upon initial or repeated administration and no testosterone micro-increases which may adversely affect patient outcomes—a problem which potentially occurs with approved LHRH agonist drugs like LUPRON®, ZOLADEX® and ELIGARD®. Currently, there are no GnRH antagonists commercially approved beyond 1 month, making VERU-100, if approved, the only commercially available GnRH antagonist 3-month depot.

The main therapeutic products that are competitive with PREBOOST® include lidocaine and other anesthetic creams, gels and sprays. Off-label use of selective serotonin reuptake inhibitor antidepressants like PAXIL® (paroxetine) have also been used off-label to prevent PE.

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

Although our President and Chief Executive Officer and our Chief Scientific Officer have experience in obtaining regulatory approval for a drug under development, the Company has never obtained regulatory approval for, or commercialized, a drug.  It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory approval of any of our drug candidates.  The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications.  Depending on the extent of these or any other FDA required studies, approval of any NDA that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure.  Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our drug candidates, generating revenue from these proposed products and achieving and sustaining profitability.  It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit.  If any of these outcomes occur, we may be forced to abandon our planned NDAs for one or more of our drug candidates, which would materially adversely affect our business.

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

Before we can obtain regulatory approval for the commercial sale of our zuclomiphene citrate, VERU-111 and VERU-100 drug candidates, we may be required to complete preclinical development with respect to such drug candidates and/or extensive clinical trials in humans to demonstrate the safety and efficacy of the drug candidates.  To date, regulatory approval has not been obtained for any of our drug candidates.

Unfavorable results from preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.  Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated.  In addition, we may report top-line data from time to time, which is based on a preliminary analysis of key efficacy and safety data. Such top-line data may be subject to change following a more comprehensive review of the data related to the applicable clinical trial.  If we delay or abandon our development efforts related to our zuclomiphene citrate, VERU-111 or VERU-100 drug candidates, or any other potential future drug candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that drug candidate.  If we delay or abandon our development efforts related to any of our zuclomiphene citrate, VERU-111 or VERU-100 drug candidates, or any other potential future drug candidate, our business, financial condition, results of operations and prospects may be materially adversely affected.

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

We will not have the resources to independently conduct research and development activities.  Therefore, we intend to rely on CROs to conduct research and development activities for our drug candidates and for the execution of our clinical studies.  Although we will control only certain aspects of our CROs' activities, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.  We cannot be sure that the CROs will conduct the research properly in a timely manner or on a cost-effective basis, or that the results will be reproducible.  We and our CROs are required to comply with the FDA's cGCPs, which are regulations and guidelines enforced by the FDA for all of our drug products in clinical development.  The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites.  If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable or invalid and the FDA may require us to perform additional clinical trials before approving our drug candidates.  In addition, to evaluate the safety and effectiveness compared to placebo of our drug candidates to a statistically significant degree, our clinical trials will require an adequately large number of test subjects.  Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation.  Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We may fail or elect not to commercialize our drug candidates.

We cannot be sure that, if our clinical trials for any of our zuclomiphene citrate, VERU-111 and VERU-100 drug candidates are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all, or that the submission of any NDA is commercially feasible. We also cannot be sure that, if bioequivalence studies for Tamsulosin XR capsules or the Tadalafil/Finasteride combination are successfully completed, any NDA we submit will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a drug candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication as well as manufacturing information, in order to allow the FDA to review such drug dossier and to consider a drug candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to any of our current drug candidates, if any NDA we submit is not approved by the FDA, or we elect not to file an NDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and require additional clinical trials, even when drug candidates achieve favorable results in Phase 3 clinical trials. If we fail to commercialize any of these drug candidates, our business, financial condition, results of operations and prospects may be materially adversely affected and our reputation in the industry and in the investment community would likely be damaged.

We are subject to extensive and costly governmental regulation, including healthcare reform measures that may negatively impact sales of FC2.

Our products, including FC2, PREBOOST®, and our drug candidates, are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products and medical devices under various regulatory provisions. The FTC also regulates the advertising, marketing, and promotion of the Company’s products. Any of our products that are tested or marketed abroad are also subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

There have been judicial and Congressional challenges to the entirety and certain aspects of the ACA, as well as recent efforts by the Trump administration to essentially repeal and replace certain aspects of the ACA through regulatory action, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA, while Congress has considered legislation that would repeal and replace all or part of the ACA and bills affecting the implementation of certain taxes under the ACA have been enacted. In addition, on December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the judge, as well as the Trump administration and CMS have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and any other efforts to repeal and replace the ACA or any of the 20+ states providing reimbursement for FC2 will impact sales. The Fifth Circuit Court of Appeals held oral arguments in the Texas case on July 9, 2019, and a decision is expected at any time.

Specific to the contraception coverage mandate, ACA regulations provide exemptions from this requirement for qualifying religious employers and individuals and non-governmental entities that object to providing the coverage on the basis of sincerely held religious beliefs. The Trump administration issued interim final regulations in October 2017 expanding the exemptions to those entities objecting to the requirement on the basis of moral convictions, which were finalized in November 2018. Federal court judges in Pennsylvania and California separately blocked enforcements of these exemption regulations, with appellate courts upholding the decisions. Nevertheless, challenges or future regulatory efforts to erode the contraception mandate may persist and, if successful, may adversely impact sales of FC2 in states that do not separately provide for reimbursement of FC2.

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

We will be exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to comply with anti-corruption laws, including the FCPA, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and prevent employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

•	limitations or warnings contained in a product's FDA or other applicable regulatory agency’s approved labeling; and
•	prevalence and severity of adverse side effects.

Even if the medical community accepts that our drug candidates are safe and efficacious for their approved indications, physicians may not immediately be receptive to the use or may be slow to adopt such products as an accepted treatment for the symptoms for which they are intended.  We cannot be sure that any labeling approved by the FDA or other applicable regulatory agency will permit us to promote our products as being superior to competing products.  If our drug candidates, if approved, do not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenue from these products.  In addition, our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

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

We plan to seek to obtain market exclusivity for our drug candidates and any other drug candidates we develop in the future. To the extent that patent protection is not available or has expired, FDA marketing exclusivity may be the only available form of exclusivity available for these proposed products. Marketing exclusivity can delay the submission or the approval of certain marketing applications. Potentially competitive products may also seek marketing exclusivity and may be in various stages of development, including some more advanced than our drug candidates. We cannot predict with certainty the timing of FDA approval or whether FDA approval will be granted, nor can we predict with certainty the timing of FDA approval for competing products or whether such approval will be granted. It is possible that competing products may obtain FDA approval with marketing exclusivity before we do, which could delay our ability to submit a marketing application or obtain necessary regulatory approvals, result in lost market opportunities with respect to our drug candidates and materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Capital

We have incurred net losses in recent fiscal years and expect to continue to incur losses for the foreseeable future.

We incurred a net loss of $12.0 million during the year ended September 30, 2019, a net loss of $23.9 million during the year ended September 30, 2018 and a net loss attributable to common stockholders of $8.6 million during the year ended September 30, 2017. Pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur significant expenses until we are able to obtain regulatory approval and subsequently sell one or more of our drug candidates under development in significant quantities, which may not happen. We expect to devote most of our financial resources to research and development, including our non-clinical development activities and clinical trials. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

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

The FDA issued a final order reclassifying female condoms as Class II medical devices, which may result in increased competition for FC2 in the U.S. market.

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

We may experience intense competition.

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

Other parties have developed and marketed female condoms, although only two such products presently have WHO pre-clearance and none of these female condoms have been approved for market by the FDA. FDA market approval is required to sell female condoms in the U.S., and WHO pre-clearance is required to sell female condoms to U.N. agencies. The FDA’s recent reclassification of female condoms from Class III to Class II medical devices may reduce the barriers for other types of female condoms to enter the U.S. market. FC2 has also been competing with other female condoms in markets that do not require either FDA market approval or WHO prequalification. We have experienced increasing competition in the global public health sector, and competitors received part of the last three South African tenders and the latest Brazilian tender. Increasing competition in FC2’s markets has put pressure on pricing for FC2 and adversely affected sales of FC2, and some customers, particularly in the global public health sector, may prioritize price over other features where FC2 may have an advantage. It is also possible that other companies will develop a female condom, and such companies could have greater financial resources and customer contacts than us. In addition, other contraceptive methods may compete with FC2 for funding and attention in the global public health sector.

We may not be able to successfully implement our strategy to grow sales of FC2 in the U.S. market.

While the global public health sector has been the main market for FC2, we have recently implemented a strategy to grow sales for FC2 in the U.S. market, focusing on prescription sales because FC2 is currently reimbursable by prescription under the ACA. As part of this growth strategy, we have developed relationships with distributors and telemedicine providers in the U.S. It is difficult to predict the degree of market acceptance and consumer demand we may achieve for FC2 in the U.S., and we may ultimately not be able to achieve or sustain significant sales growth in the U.S. market. Our prescription sales in the U.S. may also be adversely affected by regulations offering employers religious and moral exemptions from the ACA’s requirement to provide insurance covering birth control. In addition, while we experienced fast growth in prescription sales of FC2 in fiscal 2019 largely through our agreement with a leading telemedicine provider, we may not be able to achieve sales growth with other telemedicine providers, which could cause us to be dependent on this leading telemedicine provider and could limit our growth in this market. Any failure to achieve and sustain sales growth for FC2 in the U.S. market may have a material adverse effect on our results of operations.

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

The Company's three largest customers in fiscal 2019 accounted for 64% of the Company’s net revenues, with one customer accounting for 36% of the Company’s net revenues.  An adverse change in our relationship with our largest customers could have a material adverse effect on our net revenues and profitability. In addition, we may have a concentration of accounts receivable with one or more of our largest customers, and a delay in payment by a large customer could have a material adverse effect on our cash flows and liquidity.

Since we sell FC2 in foreign markets, we are subject to international business risks that could adversely affect our operating results.

Our international operations subject us to risks, including:

•	economic and political instability;
•	changes in international regulatory requirements, import duties, or export restrictions, including limitations on the repatriation of earnings;
•	difficulties in staffing and managing foreign operations;
•	greater difficulty in collecting accounts receivable and longer collection periods;
•	the uncertainty of protection for intellectual property in some countries;
•

multiple, conflicting and changing laws and regulations such as privacy regulations, including GDPR, tax laws, export and import restrictions, employment laws, immigration laws, labor laws, regulatory requirements and other governmental approvals, permits and licenses;

•

complications in complying with trade and foreign tax laws and greater risk of a failure of foreign employees, distributors or other agents to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and other anti-bribery or corruption laws, and trade regulations;

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

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” At this time, the exact timing of Brexit and the terms of the United Kingdom’s relationship with the European Union after Brexit takes effect are uncertain. We have operations and government oversight in the United Kingdom relating to our FC2 business and a modest amount of sales of FC2 in the European Union. It is possible that changes made as a result of Brexit could subject us to heightened risks in that region, including disruptions to trade, changes in regulatory oversight, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty. Such changes may adversely affect our business and results of operations.

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

We manufacture FC2 in a single leased facility located in Malaysia. Difficulties encountered by this facility, such as fire, accident, natural disaster, labor disruptions, or an outbreak of a contagious disease could halt or disrupt production at the facility, delay the completion of orders, or cause the cancellation of orders. Any of these risks could increase our expenses or reduce our net revenues.

Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

If general economic conditions in the U.S. and other global markets in which we operate decline, or if consumers fear that economic conditions will decline, consumers may reduce expenditures for products such as our existing and potential products. Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, declining consumer confidence, unemployment, fluctuations in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our existing or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our products and potential drug candidates. In addition, a substantial portion of the sales of FC2 are made in the public market to government agencies, including USAID and other government agencies around the world. Worsening economic conditions as well as budget deficits and austerity measures may cause pressures on government budgets and result in a reduction in quantities or prices for purchases of FC2 by governmental agencies.

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

We may, from time to time, become a party to legal proceedings incidental to our business, including, but not limited to, alleged claims relating to product liability, environmental compliance, patent infringement, commercial disputes, securities laws, antitrust and competition laws, regulatory or administrative actions, corporate matters and employment matters. The current and future use of our drug candidates by us and potential collaborators in clinical trials, and the sale of any approved products in the future, may expose us to product liability claims. We will face an inherent risk of product liability claims as a result of the clinical testing of our drug candidates, and will face an even greater risk if we obtain FDA approval and commercialize our drug candidates in the U.S. or other additional jurisdictions or if we engage in the clinical testing of proposed new products or commercialize any additional products. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our existing products or drug candidates, if approved. Regardless of the merits or eventual outcome, product liability claims may result in any of the following:

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

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners, participants in our clinical trials or other third parties could expose us to significant potential liability and reputational harm. In addition, the loss of clinical trial data from completed or ongoing or planned clinical trials as a result of a data security incident or other systems failure could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As threats related to cyber-attacks develop and grow, we may also find it necessary to make additional investments to protect our data and infrastructure, which may impact our profitability. As a global enterprise, we could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection such as GDPR and the California Consumer Privacy Act.

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

Uncertainties in the interpretation and application of tax rules in the various jurisdictions in which we operate could materially affect our deferred tax assets, tax obligations and effective tax rate.

We are subject to a variety of taxes and tax collection and remittance obligations in the U.S. and foreign jurisdictions. Additionally, at any point in time, we may be under examination for value added, sales-based, payroll, product, import or other non-income taxes. We may recognize additional tax expense, be subject to additional tax liabilities, or incur losses and penalties, due to changes in laws, regulations, administrative practices, principles, assessments by authorities and interpretations related to tax, including tax rules in various jurisdictions. We compute our income tax provision based on enacted tax rates in the countries in which we operate. As tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Changes in enacted tax rates and the assumptions and estimates we have made, as well as actions we may take, could result in a write down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.

Risks Relating to Our Intellectual Property

We may be unable to protect the proprietary nature of the intellectual property covering our products.

Our commercial success depends in part on our ability to obtain and maintain intellectual property rights to our products, drug candidates and technology as well as successfully defending these rights against third party challenges. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and profitability.  The patent positions of pharmaceutical products are highly uncertain.  The legal principles applicable to patents are in transition due to changing court precedent and legislative action and we cannot be certain that the historical legal standards surrounding questions of validity will continue to be applied or that current defenses relating to issued patents in these fields will be sufficient in the future.  Changes in patent laws in the United States, such as the America Invents Act of 2011, may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by us related to our patent rights.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States and we may encounter significant problems in protecting our proprietary rights in these countries.  We are limited in protecting our proprietary rights from unauthorized use by third parties by the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

•	future drug candidates or our proprietary technologies may not be patentable or legal decisions limit patent-eligible subject matter;
•	others will claim rights or ownership with regard to patents and other proprietary rights that we hold or license;
•	delays in development, testing, clinical trials and regulatory review may reduce the period of time during which we could market our drug candidates under patent protection;

•	we may fail to timely apply for patents on our technologies or products; and
•	inability to control patent prosecution, maintenance, or enforcement of any in-licensed intellectual property.

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

Our or our licensors’ patents may expire or be invalidated, found to be unenforceable, narrowed or otherwise limited or our or our licensors’ patent applications may not result in issued patents or may result in patents with narrow, overbroad, or unenforceable claims.

Our commercial success will depend in part on obtaining and maintaining patent and trade secret protection for our product candidates, as well as the methods for treating patients in the product indications using these product candidates. We will be able to protect our product candidates and the methods for treating patients in the product indications using these product candidates from unauthorized use by third parties only to the extent that we or our licensors own or control such valid and enforceable patents or trade secrets.

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

In addition, mechanisms exist in much of the world permitting some form of challenge by generic drug marketers to patents prior to, or immediately following, the expiration of any regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches and compulsory licensing to challenge relevant patent rights.

Our business also may rely on unpatented proprietary technology, know-how, and trade secrets. If the confidentiality of this intellectual property is breached, it could adversely impact our business.

We are dependent in part on some license relationships.

We have acquired by license intellectual property and technology relating to our VERU-111 drug candidate, and might enter into additional licenses in the future. Licenses to which we are a party contain, and we expect that any future licenses will contain, provisions requiring up-front, milestone and royalty payments to licensors. If we fail to comply with these obligations or other obligations to a licensor, that licensor might have the right to terminate the license on relatively short notice, in which event we would not be able to commercialize the drug candidates that were covered by the license. Also, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.

We have continuing obligations under our purchase agreements to acquire certain intellectual property rights.

In addition to an upfront payment that we made in connection with the acquisition of the intellectual property rights associated with Tamsulosin XR capsules and the Tadalafil/Finasteride combination, there are significant installment payments and milestone payments that are required to be made pursuant to the terms of the applicable purchase agreements. In addition, in some cases we granted a security interest in the purchased assets to the sellers to secure our present and future payment and performance obligations under the purchase agreements. Accordingly, there will be significant payments that we will be required to make in the future to the sellers of these assets and the failure to make such payments may result in us losing our rights to the intellectual property we acquired. If we fail to retain such rights, we would not be able to commercialize any products relating to the rights. In such event, our business, results of operations, financial condition and prospects could be materially adversely affected.

We may face claims that our intellectual property infringes on the intellectual property rights of third parties. If we infringe intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize our product candidates.

Our success depends, in part, on not infringing the patents and proprietary rights of other parties and not breaching any license, collaboration or other agreements we enter into with regard to our technologies and products. Numerous United States and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we intend to develop drugs. Patent applications are confidential when filed and remain confidential until publication, approximately 18 months after initial filing, while some patent applications remain unpublished until issuance. As such, there may be other third-party patents and pending applications of which we will be unaware with claims directed towards composition of matter, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products or drug candidates. Therefore, we cannot know with certainty the nature or existence of every third-party patent filing. We cannot be sure that we or our partners will be free to manufacture or market our drug candidates as planned or that us or our licensors' and partners' patents will not be opposed or litigated by third parties. If any third-party patent was held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods of treatment related to the use or manufacture of any of our drug candidates, the holders of any such patent may be able to block our ability to develop and commercialize the applicable drug candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may not be able to obtain a license to such patent on favorable terms or at all. Failure to obtain such license may have a material adverse effect on our business.

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

We cannot predict whether third parties will assert these claims against us or our strategic partners or against the licensors of technology or other intellectual property licensed to us, or whether those claims will harm our business. In addition, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. If we or our partners were to face infringement claims or challenges by third parties relating to our drug candidates, an adverse outcome could subject us to significant liabilities to such third parties, and force us or our partners to curtail or cease the development of some or all of our drug candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 10, 2019, our executive officers and directors collectively beneficially owned approximately 26.1% of the outstanding shares of our common stock, including approximately 12.6% beneficially owned by each of Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer, and Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Charges to earnings resulting from the APP Acquisition may cause our operating results to suffer.

Under the acquisition method of accounting in accordance with ASC 805, Business Combinations, we allocated the total purchase price of the APP Acquisition to APP's net tangible assets and intangible assets based on their respective fair values as of the date of the APP Acquisition, and recorded the excess of the purchase price over those fair values as goodwill. Management's estimates of the fair value of such assets was based upon assumptions that they believed to be reasonable but that will be inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

•	impairment of intangible assets, including in-process research and development (“IPR&D”); and
•	impairment of goodwill.

Considering the high-risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, charges relating to impairment of acquired IPR&D are likely to occur in future periods. Charges would be accounted for as expenses that would decrease net income and earnings per share for the periods in which those adjustments are made.

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required annually to deliver a report that assesses the effectiveness of our internal control over financial reporting. However, for as long as we remain a “non-accelerated filer” under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more, in which case we would again be subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, we may not be able to produce accurate financial statements, and investors may therefore lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions.

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and annual revenue as of our most recently completed fiscal year is $100 million or more, or the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

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
•

the Wisconsin control share acquisition statute and Wisconsin's “fair price” and “business combination” provisions which limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances; and

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

Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options, and shares of common stock we may issue under a common stock purchase agreement with Aspire Capital Fund, LLC, including 4,021,467 shares of common stock that we have issued thereunder through the date of this report. These shares can be freely sold in the public market upon issuance.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company’s headquarters are located in Miami, Florida in approximately 4,640 square feet of office space. The Company executed the lease for this office space in June 2019 and executed an amendment to the lease in August 2019 to modify the commencement date. The lease, as amended, is for a 30-month term commencing on September 1, 2019 and ending on February 27, 2022.

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

The Company leases approximately 6,400 square feet of office space located in London, England. The Company executed the lease for this office space in June 2010, for a ten-year term ending in June 2020. Costs related to this office are fully dedicated to FC2 and, as such, are part of our Commercial segment.

The Company manufactures and warehouses FC2 within a leased facility with approximately 45,800 square feet of space in Selangor D.E., Malaysia. Production capacity at this facility is approximately 100 million units of FC2 annually. The Company executed the lease for this space in August 2019, for a three-year term commencing on September 1, 2019 and ending on August 31, 2022.  The Company has an option to extend the term of the lease for a period of three-years. This facility is subject to periodic inspection by the FDA to ensure compliance with cGMP, as well as the U.K.-based notified body, which is responsible for CE and ISO accreditation. Costs related to this manufacturing facility are fully dedicated to FC2 and, as such, are part of our Commercial segment.

We believe that the facilities noted above are suitable and adequate for our current needs.

Item 3. Legal Proceedings.

The two purported derivative and class action lawsuits that were filed against the Company and certain of its officers and directors in the Circuit Court of Cook County, Illinois, captioned Glotzer v. The Female Health Company, et al., Case No. 2016-CH-13815, and Schartz v. Parrish, et al., Case No. 2016-CH-14488, were resolved in the Company’s favor during the fourth quarter of fiscal 2019.

On July 10, 2019, the Court denied plaintiffs’ motion for summary judgment, granted defendants’ motion for summary judgment on all counts, dismissed the Amended Consolidated Complaint, and entered final judgment in favor of all defendants. The plaintiffs did not file to appeal this decision during the time period permitted for appeal.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Capital Market under the symbol “VERU”. The number of record holders of our common stock at December 10, 2019 was approximately 219.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto appearing in this Annual Report on Form 10-K. The Consolidated Statement of Operations Data for the years ended September 30, 2019 and 2018, and the Consolidated Balance Sheet Data as of September 30, 2019 and 2018, are derived from the Consolidated Financial Statements included elsewhere in this report. The Consolidated Statement of Operations Data for the years ended September 30, 2017, 2016 and 2015, and the Consolidated Balance Sheet Data as of September 30, 2017, 2016 and 2015, are derived from Consolidated Financial Statements that are not included in this report. The historical results are not necessarily indicative of results to be expected for future periods.

	Year ended September 30,
Consolidated Statement of Operations Data:	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Net revenues	$31,803	$15,865	$13,656	$22,127	$32,605
Cost of sales	10,146	7,092	6,636	8,778	13,635
Gross profit	21,657	8,773	7,020	13,349	18,970
Operating expenses	28,093	29,645	15,514	10,330	12,352
Operating (loss) income	(6,436)	(20,872)	(8,494)	3,019	6,618
Non-operating (expense) income	(5,885)	(2,200)	(108)	(205)	69
(Loss) income before income taxes	(12,321)	(23,072)	(8,602)	2,814	6,687
Income tax (benefit) expense	(304)	866	(1,990)	2,469	2,341
Net (loss) income attributable to common stockholders before preferred stock dividend	$(12,017)	$(23,938)	$(6,612)	$345	$4,346
Preferred stock dividend	—	—	1,991	—	—
Net (loss) income attributable to common stockholders	$(12,017)	$(23,938)	$(8,603)	$345	$4,346

Net (loss) income per basic common share outstanding	$(0.19)	$(0.44)	$(0.25)	$0.01	$0.15
Basic weighted average common shares outstanding	63,323	53,862	34,640	28,666	28,532
Net (loss) income per diluted common share outstanding	$(0.19)	$(0.44)	$(0.25)	$0.01	$0.15
Diluted weighted average common shares outstanding	63,323	53,862	34,640	28,927	28,834

	As of September 30,
Consolidated Balance Sheet Data:	2019	2018	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$6,295	$3,760	$3,278	$2,385	$4,106
Working capital	2,787	(2,370)	4,810	14,968	17,361
Total assets	53,629	48,453	55,336	38,624	37,472
Accumulated deficit	(70,219)	(58,202)	(34,263)	(27,651)	(27,996)
Long-term obligations	6,732	4,455	1,234	1,234	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc., The Prostate Cancer Company, is an oncology and urology biopharmaceutical company developing novel medicines for the management of prostate cancer.

The Company’s prostate cancer pipeline includes VERU-111, zuclomiphene citrate, and VERU-100. VERU-111 is an oral, next-generation, first-in-class small molecule that targets and disrupts alpha and beta tubulin subunits of microtubules in cells to treat metastatic prostate cancer patients whose disease is resistant to both castration and novel androgen-blocking agents (e.g., abiraterone or enzalutamide). VERU-111 is being evaluated in men with metastatic castration and androgen-blocking agent resistant prostate cancer in an open label Phase 1b/2 clinical trial. Zuclomiphene citrate is an oral nonsteroidal estrogen receptor agonist used to treat hot flashes, a common side effect caused by androgen deprivation therapy (ADT) in men with advanced prostate cancer. Zuclomiphene citrate is being evaluated in a Phase 2 clinical trial in men with advanced prostate cancer who experience moderate to severe hot flashes. VERU-100 is a novel, proprietary peptide formulation for ADT with multiple potential beneficial clinical attributes addressing the shortfalls of current FDA-approved ADT formulations for the treatment of advanced prostate cancer. VERU-100 is a long-acting gonadotropin-releasing hormone (GnRH) antagonist designed to be administered as a small volume subcutaneous 3-month depot injection without a loading dose. VERU-100 will immediately suppress testosterone with no testosterone surge upon initial or repeated administration—a problem which occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. Currently, there are no GnRH antagonists commercially approved beyond a one-month injection. VERU-100 is anticipated to enter a Phase 2 dose-finding study in early calendar year 2020.

The Company is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology such as TADFIN® for the administration of tadalafil 5mg and finasteride 5mg combination formulation dosed daily to treat urinary tract symptoms caused by BPH. Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company had a successful pre-NDA meeting with the FDA and the expected submission of the NDA for TADFIN® is second half of calendar year 2020. The Company is also developing Tamsulosin XR capsules which is a formulation of tamsulosin, the active ingredient in FLOMAX®, which the Company has designed to avoid the “food effect” inherent in currently marketed versions of the drug, allowing for potentially safer administration and improved patient compliance.

The Company's commercial products include FC2, an FDA-approved product for the dual protection against unwanted pregnancy and sexually transmitted infections, and the PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. PREBOOST® is marketed online in the U.S. through an exclusive marketing arrangement under the Roman® Swipes brand name by Roman Health Ventures Inc. Roman is a leading telemedicine company that discreetly sells men’s health products via the internet website www.getroman.com. The Company’s Female Health Company Division markets and sells FC2 commercially and in the public health sector both in the U.S. and globally. In the U.S., FC2 is available by prescription through the Company’s multiple telemedicine and internet pharmacy partners and retail pharmacies, as well as OTC through the Company’s website at www.fc2.us.com. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

In October 2016, we completed the APP Acquisition. Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2 in the public sector.  Most of the Company’s net revenues are currently derived from sales of FC2 in the public and commercial sectors.

Sales of FC2 in the public and commercial sectors

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

The Company currently has a limited number of customers for FC2 in the global public health sector who generally purchase in large quantities. Over the past few years, significant customers have included large global agencies, such as UNFPA, USAID, the Brazil Ministry of Health either through UNFPA or Semina Indústria e Comércio Ltda (Semina), the Company's distributor in Brazil, and the Republic of South Africa health authorities that purchase through the Company's various local distributors. Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and NGOs.

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

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years. The Company began shipping units under this tender award in the third quarter of fiscal 2019.

FC2 Commercial Sector.  In April 2017, the Company launched a small-scale marketing and sales program to support the promotion of FC2 in the U.S. market. The commercial team developed a plan to confirm the “proof of concept” that FC2 represented a significant business opportunity. This required changes in the distribution process for FC2 in the U.S. As part of this strategy the Company announced new distribution agreements with three of the country's largest distributors that support the pharmaceutical industry. This newly developed network now allows up to 92% of major retail pharmacies the ability to make FC2 available to their customers. In addition to the distribution system, the Company expanded sales and market access efforts that resulted in FC2 now being available through the following access points: community-based organizations, by prescription, partnering with leading telemedicine providers, through 340B covered entities, colleges and universities and our patient assistance program. We continue to increase healthcare provider awareness, education and acceptance, which has resulted in more women utilizing FC2 in the U.S. We have partnered with fast-growing, highly reputable telemedicine firms (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) to bring our much-needed FC2 product to patients in a cost-effective and highly convenient manner.

FC2 Unit Sales.  Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2019	2018	2017	2016	2015
October 1 – December 31	7,382,524	4,399,932	6,389,320	15,380,240	12,154,570
January 1 – March 31	9,792,584	4,125,032	4,549,020	9,163,855	20,760,519
April 1 – June 30	10,876,704	10,021,188	8,466,004	10,749,860	14,413,032
July 1 - September 30	9,842,020	6,755,124	6,854,868	6,690,080	13,687,462
Total	37,893,832	25,301,276	26,259,212	41,984,035	61,015,583

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the global public sector and the U.S. prescription channel. Other revenues are from sales of PREBOOST® (Roman® Swipes). These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

The Company’s most significant customers have been global public health sector agencies who purchase and/or distribute FC2 for use in preventing the transmission of HIV/AIDS and/or family planning and, in the U.S., telemedicine providers who sell into the prescription channel.

The Company is working to further develop a global market and distribution network for FC2 by maintaining relationships with global public health sector groups and completing strategic arrangements with companies with the necessary marketing and financial resources and local market expertise.

In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription. With a prescription, FC2 is covered by most insurance companies with no copay. The Company supplies FC2 to a leading telemedicine provider, which has become one of our largest customers. The Company has developed and is working to develop additional supply and distributor relationships with telemedicine and other providers.

The Company manufactures FC2 in a leased facility located in Selangor D.E., Malaysia, resulting in a portion of the Company's operating costs being denominated in foreign currencies. While a material portion of the Company's future sales are likely to be in foreign markets, all sales are denominated in the U.S. dollar. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency, further reducing the Company’s foreign currency risk.

Operating Expenses.  The Company manufactures FC2 at its Malaysian facility. The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs. Direct material costs include raw materials used to make FC2, principally a nitrile polymer. Indirect production costs include logistics, quality control and maintenance expenses, as well as costs for electricity and other utilities. All of the key components for the manufacture of FC2 are essentially available from either multiple sources or multiple locations within a source.

Conducting research and development is central to our business model. Since the completion of the APP Acquisition we have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $13.7 million and $10.9 million for fiscal 2019 and 2018, respectively. In fiscal 2020, we expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

YEAR ENDED SEPTEMBER 30, 2019 COMPARED TO YEAR ENDED SEPTEMBER 30, 2018

The Company generated net revenues of $31.8 million and net loss of $12.0 million, or $(0.19) per basic and diluted common share, for fiscal 2019, compared to net revenues of $15.9 million and net loss of $23.9 million, or $(0.44) per basic and diluted common share, for fiscal 2018. Net revenues increased 100% year over year.

FC2 net revenues represented 97% of total net revenues. FC2 net revenues increased 95% year over year. There was a 50% increase in total FC2 unit sales and an increase in FC2 average sales price per unit of 30%. The principal factors for the increase in the FC2 average sales price per unit compared to prior year were the increase in net revenues in the U.S. prescription channel and the unit price increases for customers in the U.S. public sector. The Company experienced an increase in FC2 net revenues in both the global public sector and the U.S. prescription channels. The global public sector net revenues increased 25% and the U.S. prescription channel net revenues increased 488%.

Cost of sales increased to $10.1 million in fiscal 2019 from $7.1 million in fiscal 2018 primarily due to the increase in unit sales.

Gross profit increased to $21.7 million in fiscal 2019 from $8.8 million in fiscal 2018. Gross profit margin for fiscal 2019 was 68% of net revenues, compared to 55% of net revenues for fiscal 2018. In fiscal 2019, the Company experienced an increase in FC2 sales into the U.S. prescription channel with higher profit margins, contributing to the increase in overall gross profit margin.

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

Research and development expenses increased to $13.7 million in fiscal 2019 from $10.9 million in fiscal 2018. The increase is primarily due to increased costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs.

Selling, general and administrative expenses decreased to $14.3 million in fiscal 2019 from $14.8 million in fiscal 2018. The decrease is primarily due to the Company’s change in its U.S. sales strategy for FC2, which eliminated our internal sales team thereby resulting in a reduction of personnel and marketing expenses.

The Company incurred a loss on net accounts receivable of $4.0 million in fiscal 2018 as a result of a settlement agreement we entered with Semina, our distributor in Brazil, in December 2017. This loss is presented as a separate line item in the accompanying consolidated statement of operations for fiscal 2018.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $4.7 million in fiscal 2019 compared to $3.0 million in fiscal 2018. These agreements, which were entered into in March 2018, were outstanding for all of fiscal 2019, but outstanding for only seven months in fiscal 2018.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $1.2 million in fiscal 2019 compared to income of $0.9 million in fiscal 2018.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 9 to the financial statements included in this report for additional information.

The Company realized a foreign currency transaction loss of $74,000 in fiscal 2019, compared to $127,000 in fiscal 2018. This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the years.

The income tax benefit in fiscal 2019 was $0.3 million, compared to income tax expense of $0.9 million in fiscal 2018. The change in income tax benefit of $1.2 million is primarily due to the reduction in the change in the valuation allowance of $3.2 million and a decrease of $1.3 million related to the recharacterization of foreign tax credits to net operating loss, which occurred in the prior year, partially offset by an increase in the federal and state income tax expense of $4.2 million related to the decrease in the loss before income taxes during the current period.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at September 30, 2019 was $6.3 million, compared to $3.8 million (including restricted cash) at September 30, 2018. At September 30, 2019, the Company had working capital of $2.8 million and stockholders’ equity of $32.3 million compared to negative working capital of $2.4 million and stockholders’ equity of $29.5 million as of September 30, 2018. The increase in working capital is primarily due to the net proceeds from the common stock offering in October 2018 and the sale of shares of common stock under the Purchase Agreement discussed below and the increase in accounts receivable, less amounts paid under the SWK Credit Agreement discussed below.

We have incurred quarterly operating losses since the fourth quarter of fiscal 2016 and anticipate that we will continue to consume cash and incur net losses as we develop our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, including existing purchase agreements, or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”). The Company intends to be opportunistic when pursuing equity financing which could include selling common stock under the Purchase Agreement with Aspire Capital. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” for a description of certain risks related to our ability to raise capital on acceptable terms.

As of November 30, 2019, the Company had approximately $5.2 million in cash and cash equivalents, net trade accounts receivable of $4.6 million and current trade accounts payable of $4.2 million.

Operating activities

Our operating activities used cash of $5.5 million in fiscal 2019. Cash used in operating activities included a net loss of $12.0 million, adjustments for non-cash items totaling $8.1 million and changes in operating assets and liabilities of $1.6 million. Adjustments for non-cash items primarily consisted of $4.7 million of non-cash interest expense and $1.9 million of share-based compensation. The decrease in cash from changes in operating assets and liabilities included an increase in accounts receivable of $1.4 million and an increase in inventories of $1.5 million. These were partially offset by an increase in accrued expenses and other current liabilities of $2.1 million.

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

Investing activities

Net cash used in investing activities in fiscal 2019 was $0.1 million and was primarily associated with capital expenditures at our U.K. and Miami locations. Net cash used in investing activities in fiscal 2018 was $51,000 and was primarily associated with capital expenditures at our U.K. location.

Financing activities

Net cash provided by financing activities in fiscal 2019 was $8.1 million and primarily consisted of net proceeds from the underwritten public offering of the Company’s common stock of $9.1 million (see discussion below) and $3.6 million from the sale of shares under the Purchase Agreement with Aspire Capital (see discussion below), less payments on the Credit Agreement (see discussion below) totaling $4.9 million.

Net cash provided by financing activities in fiscal 2018 was $12.1 million and primarily consists of the net proceeds from the SWK Credit Agreement (see discussion below) and the net proceeds from the sale of shares under the Purchase Agreement with Aspire Capital (see discussion below).

Sources of Capital

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.2 million after deducting underwriting discounts and commissions and costs paid by the Company. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Shelf Registration Statement.

SWK Credit Agreement

On March 5, 2018, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with the financial institutions party thereto from time to time (the “Lenders”) and SWK Funding LLC, as agent for the Lenders (the “Agent”), for a synthetic royalty financing transaction. On and subject to the terms of the Credit Agreement, the Lenders provided the Company with a term loan of $10.0 million, which was advanced to the Company on the date of the Credit Agreement. Under the Credit Agreement, the Company is required to make quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 until the earlier of receipt by the Lenders of a return premium specified in the Credit Agreement or a required payment upon termination of the Credit Agreement on March 5, 2025 or an earlier change of control of the Company or sale of the FC2 business. The recourse of the Lenders and the Agent for obligations under the Credit Agreement is limited to assets relating to FC2. On May 13, 2019, the Company entered into an amendment to the Credit Agreement (the “Second Amendment”) which included a reduction to the percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2019, a return to the original percentages to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2020 and an increase to the percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2021 and thereafter until the loan has been repaid.

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

The Company made total payments under the Credit Agreement of $4.9 million and $0.6 million during fiscal 2019 and 2018, respectively. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to September 30, 2019 will be approximately $5.4 million.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into the Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time and in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital purchase up to $15.0 million of the Company's common stock in the aggregate. Other than the 304,457 shares of common stock issued to Aspire Capital in consideration for entering into the Purchase Agreement, the Company has no obligation to sell any shares of common stock pursuant to the Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the Purchase Agreement. During fiscal 2019, we sold 2,000,000 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.6 million. During fiscal 2018, we sold an aggregate of 1,717,010 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.0 million. As of September 30, 2019, the amount remaining under the Purchase Agreement was $8.4 million.

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

The Company’s most critical accounting estimates include: valuation of tax assets and liabilities, measurement of fair value, and valuation of goodwill and intangible assets. The Company has other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on the Company’s reported results of operations. The following is a discussion of the Company’s most critical policies, as well as the estimates and judgments involved.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction, and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. From fiscal year 2006 through fiscal year 2015, the Company generated taxable income on a consolidated basis. However, the Company had a cumulative pretax loss in the U.S. for fiscal 2019 and the three preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future taxable losses in the U.S. driven by the investment in research and development, and based on their analysis concluded that an additional valuation allowance of $2.2 million should be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of September 30, 2019. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $2.2 million. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years.

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

Fair Value Measurements

As of September 30, 2019, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 9 to the financial statements included in this report.

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

Goodwill and Intangible Assets

The Company evaluates the carrying value of its goodwill and indefinite-lived intangible assets, which consists of in-process research and development (“IPR&D”), on an annual basis in the fourth quarter of each fiscal year or more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of the assets with their future undiscounted net cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows.

Regarding goodwill, the estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. See further discussion in Note 1 to the financial statements included in this report.

IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. During the period the assets are considered indefinite-lived, they are tested for impairment. If the related project is terminated or abandoned, the Company may have a full or partial impairment related to the IPR&D assets, calculated as the excess of their carrying value over fair value. The valuation process is very complex and requires significant input and judgment using internal and external sources with respect to the Company’s future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. See further discussion in Note 1 to the financial statements included in this report.

Recent Accounting Pronouncements

See Note 1 to the financial statements included in this report for additional information on recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As required by Rule 13a-15(c) under the Securities Exchange Act of 1934, our management has carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) in 2013.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of September 30, 2019, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

Report of Independent Registered Public Accounting Firm

Because we are a non-accelerated filer, our independent registered public accounting firm is not required to express an opinion on the effectiveness of our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2020. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters –Code of Business Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2020.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Jesus Socorro (Chairperson), Michael L. Rankowitz and Mario Eisenberger.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation and Benefits” and “Executive Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2020. Information regarding director independence is incorporated by reference to the discussion under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2020.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2019 and 2018

Consolidated Statements of Operations for the Years Ended September 30, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended September 30, 2019 and 2018

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

3.9	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.8).

4.3	Description of Capital Stock **

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

10.3

Employment Agreement, dated April 5, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on April 6, 2016).  *

10.4

First Amendment to Employment Agreement, dated as of July 18, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016). *

10.5

Second Amendment to Employment Agreement, dated as of November 4, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q (File No. 1-13602) filed with the SEC on February 9, 2017). *

10.6

Executive Employment Agreement, dated as of December 31, 2017, between the Company and Harry Fisch, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on September 27, 2018).  *

10.7

Executive Employment Agreement, dated as of March 21, 2018, between the Company and Michele Greco (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 26, 2018).  *

10.8

Employment Agreement, dated April 5, 2016, between the Company and Martin Tayler (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on April 6, 2016).*

10.9

First Amendment to Employment Agreement, dated as of July 18, 2016, between the Company and Martin Tayler (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016).*

10.10

Executive Employment Agreement, dated as of September 4, 2018, between the Company and Dr. K. Gary Barnette. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 13, 2018). *

10.11	The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 31, 2008). *

10.12

Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 17, 2009). *

10.13

Form of Restricted Stock Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 3, 2013). *

10.14	Veru Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on August 1, 2017). *

10.15

Form of Nonstatutory Stock Option Grant Agreement for Veru Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on January 2, 2018). *

10.16

Veru Inc. 2018 Equity Incentive Plan (as amended and restated effective March 26, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on March 29, 2019.  *

10.17

Form of Non-Qualified Stock Option Grant Agreement for the Veru Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 26, 2018).  *

10.18

Common Stock Purchase Agreement, dated as of December 29, 2017, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on January 2, 2018).

10.19

Registration Rights Agreement, dated as of December 29, 2017, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on January 2, 2018).

10.20

Credit Agreement, dated as of March 5, 2018, among the Company, SWK Funding LLC and the financial institutions party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.21

Residual Royalty Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.22

Guarantee and Collateral Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.23

Intellectual Property Security Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.24

Pledge Agreement, dated as of March 5, 2018, between the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 6, 2018).

10.25

First Amendment to Credit Agreement, dated as of August 10, 2018, among the Company, SWK Funding LLC and the financial institutions party to the Credit Agreement from time to time (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (File No. 1-13602) filed with the SEC on August 14, 2018).

10.26

Second Amendment to Credit Agreement & Amendment to Residual Royalty Agreement, dated as of May 13, 2019, among the Company, SWK Funding LLC and the financial institutions party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on May 15, 2019).

10.27

Separation Agreement and General Release, dated as of March 27, 2019, between the Company and Charles T. Todd, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on May 15, 2019).  *

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

101

The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

___________

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***

This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2019	VERU INC.

	BY:	/s/ Mitchell S. Steiner
Mitchell S. Steiner Chairman, Chief Executive Officer and President

	BY:	/s/ Michele Greco
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

Signature	Title	Date

/s/ Mitchell S. Steiner	Chairman of the Board, Chief Executive	December 12, 2019
Mitchell S. Steiner	Officer, President and Director
(Principal Executive Officer)

/s/ Michele Greco	Chief Financial Officer and Chief	December 12, 2019
Michele Greco	Administrative Officer
(Principal Accounting and Financial Officer)

/s/ Mario Eisenberger	Director	December 12, 2019
Mario Eisenberger

/s/ Harry Fisch	Vice Chairman of the Board and Director	December 12, 2019
Harry Fisch

/s/ Michael L. Rankowitz	Director	December 12, 2019
Michael L. Rankowitz

/s/ Jesus Socorro	Director	December 12, 2019
Jesus Socorro

Veru Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Veru Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veru Inc. (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

December 12, 2019

VERU INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND 2018

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,295,152	$3,759,509
Accounts receivable, net	5,021,057	3,972,632
Inventory, net	3,647,406	2,302,030
Prepaid expenses and other current assets	1,843,297	1,148,345
Total current assets	16,806,912	11,182,516
Property and equipment, net	351,895	404,552
Deferred income taxes	8,433,669	8,543,758
Intangible assets, net	20,168,495	20,477,729
Goodwill	6,878,932	6,878,932
Other assets	988,867	965,152
Total assets	$53,628,770	$48,452,639

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,124,751	$3,226,036
Accrued research and development costs	2,475,490	981,357
Accrued compensation	1,597,197	687,248
Accrued expenses and other current liabilities	1,436,888	1,778,409
Credit agreement, short-term portion (Note 9)	5,385,649	6,692,718
Unearned revenue	—	187,159
Total current liabilities	14,019,975	13,552,927
Credit agreement, long-term portion (Note 9)	2,886,382	2,701,570
Residual royalty agreement (Note 9)	3,845,518	1,753,805
Deferred income taxes	296,605	844,758
Other liabilities	247,154	118,161
Total liabilities	21,295,634	18,971,221

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, no shares issued and outstanding at September 30, 2019 and 2018, respectively	—	—
Common stock, par value $0.01 per share; 154,000,000 and 77,000,000 shares authorized, 67,221,951 and 57,468,660 shares issued and 65,038,247 and 55,284,956 shares outstanding at September 30, 2019 and 2018, respectively	672,220	574,687
Additional paid-in-capital	110,268,057	95,496,506
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(70,219,017)	(58,201,651)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	32,333,136	29,481,418
Total liabilities and stockholders' equity	$53,628,770	$48,452,639

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018

Net revenues	$31,803,387	$15,864,483

Cost of sales	10,146,565	7,091,942

Gross profit	21,656,822	8,772,541

Operating expenses:
Research and development	13,743,826	10,850,958
Selling, general and administrative	14,348,890	14,807,472
Loss on settlement of accounts receivable	—	3,986,518
Total operating expenses	28,092,716	29,644,948

Operating loss	(6,435,894)	(20,872,407)

Non-operating (expenses) income:
Interest expense	(4,706,056)	(2,950,501)
Change in fair value of derivative liabilities	(1,199,000)	893,000
Foreign currency transaction loss	(73,640)	(126,928)
Other income (expense), net	93,291	(15,451)
Total non-operating expenses	(5,885,405)	(2,199,880)

Loss before income taxes	(12,321,299)	(23,072,287)

Income tax (benefit) expense	(303,933)	866,102

Net loss	$(12,017,366)	$(23,938,389)

Net loss per basic and diluted common share outstanding	$(0.19)	$(0.44)

Basic and diluted weighted average common shares outstanding	63,323,127	53,861,981

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2017	$—	55,392,193	$553,922	$90,550,669	$(581,519)	$(34,263,262)	$(7,806,605)	$48,453,205
Share-based compensation	—	—	—	1,638,505	—	—	—	1,638,505
Shares issued in connection with common stock purchase agreement	—	304,457	3,045	344,036	—	—	—	347,081
Sale of shares under common stock purchase agreement	—	1,717,010	17,170	2,982,830	—	—	—	3,000,000
Amortization of deferred costs	—	—	—	(84,984)	—	—	—	(84,984)
Issuance of shares pursuant to share-based awards	—	55,000	550	65,450	—	—	—	66,000
Net loss	—	—	—	—	—	(23,938,389)	—	(23,938,389)
Balance at September 30, 2018	—	57,468,660	574,687	95,496,506	(581,519)	(58,201,651)	(7,806,605)	29,481,418
Share-based compensation	—	—	—	1,906,098	—	—	—	1,906,098
Shares issued in connection with public offering of common stock, net of fees and costs	—	7,142,857	71,429	9,060,538	—	—	—	9,131,967
Sale of shares under common stock purchase agreement	—	2,000,000	20,000	3,580,000	—	—	—	3,600,000
Amortization of deferred costs	—	—	—	(101,981)	—	—	—	(101,981)
Issuance of shares pursuant to share-based awards	—	610,434	6,104	326,896	—	—	—	333,000
Net loss	—	—	—	—	—	(12,017,366)	—	(12,017,366)
Balance at September 30, 2019	$—	67,221,951	$672,220	$110,268,057	$(581,519)	$(70,219,017)	$(7,806,605)	$32,333,136

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES
Net loss	$(12,017,366)	$(23,938,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,187	176,786
Amortization of intangible assets	309,234	275,262
Non-cash interest expense	4,706,056	2,950,501
Share-based compensation	1,906,098	1,638,505
Deferred income taxes	(438,064)	630,150
Loss on settlement of accounts receivable	—	3,986,518
Provision for obsolete inventory	109,107	90,856
Change in fair value of derivative liabilities	1,199,000	(893,000)
Other	142,590	(2,756)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,351,709)	1,874,555
(Increase) decrease in inventory	(1,454,483)	375,038
Increase in prepaid expenses and other assets	(704,306)	(65,570)
(Decrease) increase in accounts payable	(56,938)	495,971
Decrease in unearned revenue	(187,159)	(487,068)
Increase in accrued expenses and other current liabilities	2,190,546	1,346,450
Net cash used in operating activities	(5,485,207)	(11,546,191)

INVESTING ACTIVITIES
Capital expenditures	(108,517)	(50,654)
Net cash used in investing activities	(108,517)	(50,654)

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering	9,400,000	—
Payment of costs related to public offering	(268,033)	—
Proceeds from SWK credit agreement	—	10,000,000
Payment of debt issuance costs	—	(266,923)
Installment payments on SWK credit agreement	(4,935,600)	(642,485)
Proceeds from sale of shares under common stock purchase agreement	3,600,000	3,000,000
Payment of costs related to common stock purchase agreement	—	(77,840)
Proceeds from stock option exercises	333,000	66,000
Net cash provided by financing activities	8,129,367	12,078,752

Net increase in cash and cash equivalents	2,535,643	481,907
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,759,509	3,277,602
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,295,152	$3,759,509

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$303,582	$222,223
Schedule of non-cash investing and financing activities:
Shares issued in connection with common stock purchase agreement	$—	$347,081
Amortization of deferred costs related to common stock purchase agreement	$101,981	$84,984
Increase in other assets from accounts payable and accrued expenses	$—	$190,000
Acquisition of equipment, furniture, and fixtures through capital lease	$43,567	$—

See notes to consolidated financial statements.

VERU INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations:  Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (“APP”) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the October 31, 2016 acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer health care product, the FC2 Female Condom/FC2 Internal Condom® (“FC2”). The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company focused on oncology and urology with multiple drug products under clinical development. Most of the Company’s net revenues during fiscal 2019 and 2018 were derived from sales of FC2.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 150 countries. It is marketed to consumers in 25 countries through distributors, public health programs, and/or retailers and in the U.S. by prescription.

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

Cash and cash equivalents and concentration:  Cash and cash equivalents, which primarily consist of cash on deposit with financial institutions and highly liquid money market funds, are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company treats short-term, highly liquid funds that are readily convertible to known amounts of cash and have original maturities of three months or less as cash equivalents. The Company’s cash is maintained primarily in three financial institutions, located in Chicago, Illinois; London, England; and Kuala Lumpur, Malaysia.

Restricted cash:  Restricted cash relates to security provided to one of the Company’s U.K. banks for performance bonds issued in favor of customers. The Company has a facility of $250,000 for such performance bonds. Such security has been extended infrequently and only on occasions where it has been a contract term expressly stipulated as an absolute requirement by the customer or its provider of funds. The expiration of the bond is defined by the completion of the event such as, but not limited to, a period of time after the product has been distributed or expiration of the product shelf life. The Company had no restricted cash at September 30, 2019. Restricted cash was $135,000 at September 30, 2018 and is included in cash and cash equivalents on the accompanying consolidated balance sheets.

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

Fixed assets:  We record equipment, furniture and fixtures, and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense. Depreciation and amortization are primarily computed using the straight-line method, over the estimated useful lives of the assets. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining lease term or the estimated useful lives of the assets.

Leases:  Leases are classified as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for capital lease obligations are established at an amount equal to the present value of minimum lease payments during the lease term. The capital lease obligation is amortized over the life of the lease.

Patents and trademarks:  The costs for patents and trademarks are expensed when incurred.

Goodwill and intangible assets:  The Company’s goodwill and intangible assets, primarily developed technology and in-process research and development (“IPR&D”), arose from the APP Acquisition on October 31, 2016. Goodwill and indefinite-lived intangible assets are not amortized. IPR&D is accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a finite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. Goodwill and indefinite-lived assets are subject to an impairment review annually, in the fourth quarter of each fiscal year, and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These intangible assets are carried at cost less accumulated amortization.

Goodwill consists of the cost of an acquired business in excess of the fair value of the net assets acquired. The Company’s goodwill is assigned to the Company’s sole reporting unit in the Company’s Research and Development reporting segment. The Company tests goodwill and indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the Company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the Company's business plans and a market participant's views. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company's results of operations. Actual results may differ from the Company's estimates.

Regarding goodwill, the estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value; however, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets are highly vulnerable to impairment charges, particularly IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval, additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. Considering the high-risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods.

Deferred financing costs:  Costs incurred in connection with the common stock purchase agreement discussed in Note 10 have been included in other assets on the accompanying consolidated balance sheets at September 30, 2019 and 2018. When shares of the Company’s common stock are sold under the common stock purchase agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

As discussed in Note 10, in connection with the common stock offering that closed on October 1, 2018, we incurred costs of approximately $190,000 through September 30, 2018. This amount is included in other assets on the accompanying consolidated balance sheet at September 30, 2018. These costs were charged to additional paid-in capital in the first quarter of fiscal 2019 when the common stock offering closed.

Costs incurred in connection with the issuance of debt discussed in Note 9 are presented as a reduction of the debt on the accompanying consolidated balance sheet at September 30, 2019 and 2018. These issuance costs are being amortized using the effective interest method over the expected repayment period of the debt, which is currently estimated to occur in the third quarter of fiscal 2021. The amortization is included in interest expense on the accompanying consolidated statements of operations.

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

Derivative instruments: The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company reviews the terms of debt instruments it enters into to determine whether there are embedded derivative instruments, which are required to be bifurcated and accounted for separately as derivative financial instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. Liabilities incurred in connection with an embedded derivative are discussed in Note 9.

Revenue recognition: Revenue is recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products. See Note 4 for further discussion on revenue.

Research and development costs: Research and development costs are expensed as they are incurred and include salaries and benefits, costs to conduct clinical trials, and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company did not have any capitalized nonrefundable advance payments as of September 30, 2019 and 2018.

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

Share-based compensation: The Company recognizes share-based compensation expense in connection with its share-based awards, based on the estimated fair value of the awards on the date of grant, on a straight-line basis over the vesting period. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of the expected life of the share-based award, stock price volatility and risk-free interest rate.

Advertising: The Company's policy is to expense advertising costs as incurred. Advertising costs were immaterial to the Company’s results of operations for the years ended September 30, 2019 and 2018.

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

Foreign currency translation and operations:  Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency, resulting in the adoption of the U.S. dollar as the functional currency for all foreign subsidiaries. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of September 30, 2019 and 2018. Assets located outside of the U.S. totaled approximately $8.2 million and $5.2 million at September 30, 2019 and 2018, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis. Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized. In fiscal 2019 and 2018, comprehensive loss is equivalent to the reported net loss.

Recently Issued Accounting Pronouncements:  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). This new accounting guidance on revenue recognition provides for a single five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The Company adopted the new guidance on October 1, 2018 using the modified retrospective method and elected to apply the guidance only to contracts that were not completed as of the date of adoption. The adoption of this guidance did not have a material effect on our consolidated financial statements and related disclosures. See Note 4 for disclosures relating to the Company’s revenue recognition.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 distinguishes leases as either a finance lease or an operating lease, which affects how the leases are measured and presented in the statement of operations and statement of cash flows, and requires disclosure of key information about leasing arrangements. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required upon adoption. Early adoption is permitted. In July 2018, the FASB issued ASU 2018‑10, Codification Improvements to Topic 842, Leases to clarify the implementation guidance and ASU 2018‑11, Leases (Topic 842) Targeted Improvements. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors to address certain implementation issues facing lessors when adopting ASU 2016‑02. In March 2019, the FASB issued ASU 2019‑01, Leases (Topic 842): Codification Improvements to address, among other things, certain transition disclosure requirements subsequent to the adoption of ASU 2016‑02.

The Company will adopt the new accounting standard on October 1, 2019, using the optional transition method provided by ASU 2018-11, under which we will apply the new requirements to only those leases that exist as of October 1, 2019. Prior periods will be presented under existing lease guidance. Upon adoption, we will elect the package of practical expedients permitted under the transition guidance, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and the initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company currently estimates the adoption of this guidance will result in the recognition of right of use assets and lease liabilities for operating leases, which will increase our total assets and total liabilities by approximately $1.2 million, as of October 1, 2019. The Company does not expect the adoption will have a material impact on its consolidated statement of operations or cash flows. The adoption will have no impact on our debt covenant compliance under our current agreements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position or results of operations.

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

Note 2 – Liquidity

The Company has incurred quarterly operating losses since the fourth quarter of fiscal 2016 and anticipates that it will continue to consume cash and incur net losses as it develops its drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, the Company is unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of its drug candidates and obtain regulatory approvals. The Company’s future capital requirements will depend on many factors.

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, including existing purchase agreements, or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”). The Company intends to be opportunistic when pursuing equity financing which could include selling common stock under its common stock purchase agreement with Aspire Capital Fund, LLC (see Note 10).

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

There were no transfers between Level 1, Level 2 and Level 3 during fiscal 2019 and 2018.

As of September 30, 2019 and 2018, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the years ended September 30, 2019 and 2018:

	2019	2018

Beginning balance	$2,426,000	$—
Additions	—	3,319,000
Change in fair value of derivative liabilities	1,199,000	(893,000)
Ending balance	$3,625,000	$2,426,000

The expense or income associated with the change in fair value of the embedded derivatives is presented as a separate line item in the accompanying consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 9 for additional information. There is no current observable market for these types of derivatives. The Company determined the fair value of the embedded derivatives using a Monte Carlo simulation model to value the financial liabilities at inception and on subsequent valuation dates. This valuation model incorporates transaction details such as the contractual terms, expected cash outflows, expected repayment dates, probability of a change of control, expected volatility, and risk-free interest rates. The assumptions used in calculating the fair value of financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The increase in fair value of derivative liabilities in fiscal 2019 is driven by an increase in the expected cash outflows under the Residual Royalty Agreement. The decrease in fair value in fiscal 2018 was primarily driven by shifts in the estimated change of control dates into future periods and a reduction in estimated near-term cash outflows under the Credit Agreement.

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of September 30, 2019 and 2018:

Weighted Average (range, if applicable)
Valuation Methodology	Significant Unobservable Input	2019	2018

Monte Carlo Simulation	Estimated change of control dates	September 2020 to December 2021	September 2019 to December 2021
	Discount rate	14.4% to 16.8%	11.1% to 12.0%
	Probability of change of control	10% to 90%	10% to 90%

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

The Company’s revenue is from direct product sales of FC2 in the global public sector, sales of FC2 in the U.S. prescription channel, and sales of PREBOOST® medicated wipes for the treatment of premature ejaculation. The following table presents net revenues from these three categories for the years ended September 30, 2019 and 2018:

	2019	2018
FC2
Global public sector	$16,835,998	$13,458,365
U.S. prescription channel	14,083,368	2,394,219
Total FC2	30,919,366	15,852,584
PREBOOST®	884,021	11,899
Net revenues	$31,803,387	$15,864,483

The following table presents net revenue by geographic area for the years ended September 30, 2019 and 2018:

	2019	2018

United States	$17,260,174	$5,221,052
Zimbabwe	*	2,159,263
South Africa	*	2,960,677
Other	14,543,213	5,523,491
Net revenues	$31,803,387	$15,864,483

* Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying consolidated balances sheets, was approximately $249,000 and $4,000 at September 30, 2019 and 2018, respectively.

The Company records an unearned revenue liability if a customer pays consideration for product that was shipped by the Company but revenue recognition criteria have not been met under the terms of a contract; for example, if a distributor has a right to return product sold under certain conditions. Unearned revenue is recognized as revenue after control of the product is transferred to the customer and all revenue recognition criteria have been met. The Company had no unearned revenue at September 30, 2019. Unearned revenue at September 30, 2018 was approximately $187,000 and was comprised of sales made to a large distributor who had the right to return product under certain conditions.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company’s standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of sales within the period. As is typical in the Company’s business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 180 days subsequent to clearance of the product by the Ministry of Health in Brazil. As of September 30, 2019, the Company classified approximately $300,000 of trade receivables with its distributor in Brazil as long-term because payment is expected in greater than one year. As of September 30, 2018 the Company did not have any trade receivables classified as long-term. The long-term portion of trade receivables is included in other assets on the accompanying consolidated balance sheets.

The components of accounts receivable consist of the following at September 30, 2019 and 2018:

	2019	2018

Trade receivables	$5,103,823	$4,046,733
Less: allowance for doubtful accounts	(33,143)	(36,201)
Less: allowance for sales returns and payment term discounts	(49,623)	(37,900)
Trade receivables, net	$5,021,057	$3,972,632

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

At September 30, 2019,  no customer had an accounts receivable balance that represented greater than 10% of current assets. At September 30, 2018,  one customer had an accounts receivable balance that represented 15% of current assets.

At September 30, 2019,  two customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 64% of net accounts receivable in the aggregate. At September 30, 2018,  three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 74% of the Company’s net accounts receivable in the aggregate.

For the year ended September 30, 2019, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues,  representing 64% of the Company’s net revenues in the aggregate.

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

The table below summarizes the change in the allowance for doubtful accounts for the years ended September 30, 2019 and 2018:

	2019	2018

Beginning balance	$36,201	$38,103
Charges to expense	—	16,058
Charge-offs	(3,058)	(17,960)
Ending balance	$33,143	$36,201

Recoveries of accounts receivable previously charged-off are recorded when received. The Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs and, in the U.S. prescription channel, telemedicine providers.

Note 6 – Inventory

Inventory consisted of the following at September 30, 2019 and 2018:

	2019	2018
FC2
Raw material	$426,590	$366,220
Work in process	187,970	77,669
Finished goods	3,157,952	2,232,864
FC2, gross	3,772,512	2,676,753
Less: inventory reserves	(125,106)	(391,861)
FC2, net	3,647,406	2,284,892
PREBOOST®
Finished goods	—	17,138
Inventory, net	$3,647,406	$2,302,030

Note 7 – Property and Equipment

Property and equipment consisted of the following at September 30, 2019 and 2018:

	Estimated
	Useful Life	2019	2018
Property and equipment:
Manufacturing equipment	5 - 8 years	$2,716,647	$3,256,884
Office equipment, furniture and fixtures	3 - 10 years	795,228	761,400
Leasehold improvements	3 - 8 years	298,886	287,686
Total property and equipment		3,810,761	4,305,970
Less: accumulated depreciation and amortization		(3,458,866)	(3,901,418)
Property and equipment, net		$351,895	$404,552

Depreciation and amortization expense for the years ended September 30, 2019 and 2018 was $162,000 and $177,000, respectively.

In September 2019, the Company entered into a lease agreement for office space, which included a capital lease for office equipment, furniture, and fixtures. At September 30, 2019, the value of the assets under capital lease was $44,000, included in office equipment, furniture and fixtures above. The Company did not have any assets under capital lease at September 30, 2018.

Note 8 –Intangible Assets and Goodwill

Intangible Assets

Intangible assets acquired in the APP Acquisition included IPR&D, developed technology consisting of PREBOOST®  medicated wipes for the treatment of premature ejaculation, and covenants not-to-compete.

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2019:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$523,172	$1,876,828
Covenants not-to-compete	500,000	208,333	291,667
Total intangible assets with finite lives	2,900,000	731,505	2,168,495
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$731,505	$20,168,495

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2018:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$285,366	$2,114,634
Covenants not-to-compete	500,000	136,905	363,095
Total intangible assets with finite lives	2,900,000	422,271	2,477,729
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$422,271	$20,477,729

Amortization is recorded over the projected related revenue stream for the PREBOOST® developed technology over 10 years and on a straight-line basis over seven years for the covenants not-to-compete. The amortization expense is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense was approximately $309,000 and $275,000, for the years ended September 30, 2019 and 2018, respectively. Based on finite-lived intangible assets recorded as of September 30, 2019, the estimated future amortization expense is as follows:

Estimated
Year Ending September 30,	Amortization Expense
2020	$316,368
2021	323,706
2022	331,316
2023	339,062
2024	281,603
Thereafter	576,440
Total	$2,168,495

Goodwill

The carrying amount of goodwill at September 30, 2019 and 2018 was $6.9 million. There was no change in the balance during the years ended September 30, 2019 and 2018.

Note 9 – Debt

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

The Lenders will be entitled to receive quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 as provided in the Credit Agreement until the Company has paid 176.5% of the aggregate amount advanced to the Company under the Credit Agreement. If product revenue from net sales of FC2 for the 12-month period ended as of the last day of the respective quarterly payment period is less than $10.0 million, the quarterly payments will be 32.5% of product revenue from net sales of FC2 during the quarterly period. If product revenue from net sales of FC2 for the 12-month period ended as of the last day of the respective quarterly payment period is equal to or greater than $10.0 million, the quarterly payments are calculated as follows: (i) as it relates to each quarter during the 2019 calendar year, the sum of 12.5% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period (as defined in the Credit Agreement), plus 5% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period, (ii) as it relates to each quarter during the 2020 calendar year, the sum of 25% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period, plus 10% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period, and (iii) as it relates to each quarter during the 2021 calendar year and thereafter, the sum of 30% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period, plus 20% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period. Upon the Credit Agreement’s termination date of March 5, 2025, the Company must pay 176.5% of the aggregate amount advanced to the Company under the Credit Agreement less the amounts previously paid by the Company from product revenue. The payment requirements described above reflect an amendment to the Credit Agreement dated May 13, 2019 (the “Second Amendment”) which included a reduction to the percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2019, a return to the original percentages to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2020 and an increase to the percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2021 and thereafter until the loan has been repaid.

Upon a change of control of the Company or sale of the FC2 business, the Company must pay off the loan by making a payment to the Lenders equal to (i) 176.5% of the aggregate amount advanced to the Company under the Credit Agreement less the amounts previously paid by the Company from product revenue from net sales of FC2, plus (ii) the greater of (A) $2.0 million or (B) the product of (x) 5% of the product revenue from net sales of FC2 for the most recently completed 12-month period multiplied by (y) five. A “change of control” under the Credit Agreement includes (i) an acquisition by any person of direct or indirect ownership of more than 50% of the Company’s issued and outstanding voting equity, (ii) a change of control or similar event in the Company’s articles of incorporation or bylaws, (iii) certain Key Persons as defined in the Credit Agreement cease to serve in their current executive capacities unless replaced within 90 days by a person reasonably acceptable to the Agent, which acceptance not to be unreasonably withheld, or (iv) the sale of all or substantially all of the Company’s assets.

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

In connection with the Credit Agreement, the Company and the Agent also entered into a Residual Royalty Agreement, dated as of March 5, 2018 (as amended, the “Residual Royalty Agreement”), which provides for an ongoing royalty payment of 5% of product revenue from net sales of FC2 commencing after the Company would have paid 175% of the aggregate amount advance to the Company under the Credit Agreement based on a calculation of revenue-based payments under the Credit Agreement without taking into account the amendments to the payment requirements under the Credit Agreement effected by the Second Amendment. The Residual Royalty Agreement will terminate upon (i) a change of control or sale of the FC2 business and the payment by the Company of the amount due in connection therewith pursuant to the Credit Agreement, or (ii) mutual agreement of the parties. If a change of control or sale of the FC2 business occurs prior to payment in full of the Credit Agreement, there will be no further payment due with respect to the Residual Royalty Agreement. If a change of control or sale of the FC2 business occurs after payment in full of the Credit Agreement, the Agent will receive a payment that is the greater of (A) $2.0 million or (B) the product of (x) 5% of the product revenue from net sales of FC2 for the most recently completed 12-month period multiplied by (y) five.

Pursuant to a Guarantee and Collateral Agreement dated as of March 5, 2018 (the “Collateral Agreement”) and an Intellectual Property Security Agreement dated as of March 5, 2018 (the “IP Security Agreement”), the Company’s obligations under the Credit Agreement are secured by a lien against substantially all of the assets of the Company that relate to or arise from FC2. In addition, pursuant to a Pledge Agreement dated as of March 5, 2018 (the “Pledge Agreement”), the Company’s obligations under the Credit Agreement are secured by a pledge of up to 65% of the outstanding shares of The Female Health Company Limited, a wholly-owned U.K. subsidiary.

For accounting purposes, the $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis. A portion of the amount allocated to the Credit Agreement and a portion of the amount allocated to the Residual Royalty Agreement, in both cases equal to the fair value of the respective change of control provisions, was allocated to the embedded derivative liabilities. The derivative liabilities are adjusted to fair market value at each reporting period. For financial statement presentation, the embedded derivative liabilities have been included with their respective host instruments as noted in the following tables. The debt discounts, which totaled $11.3 million, are being amortized to interest expense over the expected term of the loan using the effective interest method. Additionally, the Company recorded deferred loan issuance costs of approximately $267,000 for legal fees incurred in connection with the Credit Agreement. The deferred loan issuance costs are presented as a reduction of the Credit Agreement obligation and are being amortized to interest expense over the expected term of the loan using the effective interest method. The Second Amendment was accounted for as a debt modification, which resulted in prospective adjustment to the effective interest rate.

At September 30, 2019 and 2018, the Credit Agreement liability consisted of the following:

	2019	2018

Aggregate repayment obligation	$17,650,000	$17,500,000
Less: payments	(5,578,085)	(642,485)
Less: unamortized discounts	(4,590,974)	(8,475,874)
Less: unamortized deferred issuance costs	(107,910)	(204,353)
Credit agreement, excluding embedded derivative liability, net	7,373,031	8,177,288
Add: embedded derivative liability at fair value (see Note 3)	899,000	1,217,000
Credit agreement, net	8,272,031	9,394,288
Credit agreement, short-term portion	(5,385,649)	(6,692,718)
Credit agreement, long-term portion	$2,886,382	$2,701,570

The short-term portion of the Credit Agreement represents the aggregate of the estimated quarterly revenue-based payments payable during the 12-month periods subsequent to September 30, 2019 and September 30, 2018, respectively.

At September 30, 2019 and 2018, the Residual Royalty Agreement liability consisted of the following:

	2019	2018

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Less: unamortized discounts	—	(2,420)
Add: accretion of liability using effective interest rate	773,518	201,225
Residual royalty agreement, excluding embedded derivative liability, net	1,119,518	544,805
Add: embedded derivative liability at fair value (see Note 3)	2,726,000	1,209,000
Residual royalty agreement	$3,845,518	$1,753,805

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the years ended September 30, 2019 and 2018, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	2019	2018

Amortization of discounts	$4,037,320	$2,686,706
Accretion of residual royalty agreement	572,293	201,225
Amortization of deferred issuance costs	96,443	62,570
Interest expense	$4,706,056	$2,950,501

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock –  Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock –  Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at September 30, 2019 or September 30, 2018. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at September 30, 2019 or September 30, 2018.

Common Stock

We are authorized to issue up to 154,000,000 shares of common stock, $0.01 par value per share. On March 27, 2019,  following approval by stockholders at the Company’s annual meeting of stockholders held on March 26, 2019,  the Company filed an amendment to its articles of incorporation to increase the number of authorized shares of common stock from 77,000,000 to 154,000,000 shares. Holders are entitled to one vote for each share of common stock.

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

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrant”). The Financial Advisor Warrant has a five-year term expiring October 31, 2021, a cashless exercise feature and an exercise price equal to $1.93 per share. The Financial Advisor Warrant vested upon issuance and remains outstanding as of September 30, 2019.

In May 2018, the Company issued two warrants to purchase a total of up to 750,000 shares of the Company's common stock at $2.31 per share in connection with a services agreement. The services agreement was terminated in March 2019 and the warrants were cancelled at the same time. None of the specified performance goals contained in the warrants had been achieved prior to cancellation of the warrants. Prior to termination of the services agreement, for measurement and recognition purposes, the Company utilized the lowest aggregate amount within the range of potential values, which was zero. Therefore, in prior periods, the Company had determined the fair value of these warrants to be zero and had not recognized any expense related to these warrants.

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

Under the Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of the Company’s common stock per business day, up to $15.0 million of the Company’s common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date or the average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

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

During fiscal 2019, we sold 2,000,000 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.6 million. As a result of this sale in fiscal 2019, we recorded approximately $102,000 of the deferred costs noted above to additional paid-in capital. During fiscal 2018, we sold an aggregate of 1,717,010 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.0 million. As a result of these sales in fiscal 2018, we recorded approximately $85,000 of the deferred costs noted above to additional paid-in capital. The unamortized amount of deferred costs of approximately $238,000 and $340,000 at September 30, 2019 and 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.  As of September 30, 2019, the amount remaining under the Purchase Agreement was $8.4 million.

Note 11 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. We recorded income tax benefits for share-based compensation expense of approximately $431,000 and $426,000 in fiscal 2019 and 2018, respectively. For fiscal 2019 and 2018, we recorded share-based compensation expenses as follows:

	2019	2018

Cost of sales	$38,026	$19,187
Selling, general and administrative	1,471,391	1,284,287
Research and development	396,681	335,031
	$1,906,098	$1,638,505

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 26, 2019, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 6.0 million. As of September 30, 2019, 2,967,614 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of September 30, 2019, 49,514 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the years ended September 30, 2019 and 2018:

	2019	2018
Weighted Average Assumptions:
Expected Volatility	65.85%	60.95%
Expected Dividend Yield	0.00%	0.00%
Risk-free Interest Rate	2.36%	2.65%
Expected Term (in years)	5.9	5.9
Fair Value of Options Granted	$0.93	$1.00

During the years ended September 30, 2019 and 2018, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at September 30, 2019:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2018	5,645,312	$1.59
Granted	2,295,407	1.54
Exercised	(427,383)	1.11
Forfeited	(485,347)	1.89
Outstanding at September 30, 2019	7,027,989	$1.58	7.95	$4,098,686
Exercisable at September 30, 2019	2,700,166	$1.47	7.11	$1,855,420

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the year ended September 30, 2019 of $2.16, less the respective weighted average exercise price per share at period end.

As of September 30, 2019, the Company had unrecognized compensation expense of approximately $3.0 million related to unvested stock options. This expense is expected to be recognized over approximately 3 years.

The total intrinsic value of options exercised was approximately $274,000 and $44,000 during the years ended September 30, 2019 and 2018, respectively. Cash received from options exercised was $333,000 and $66,000 in the years ended September 30, 2019 and 2018, respectively.

During fiscal 2019 and 2018, the Company modified stock options held by certain optionees upon termination of their employment by the Company, retirement from the board of directors or resignation from the board of directors. The stock options were primarily modified to accelerate vesting to the date of termination or retirement. The aggregate amount of expense recognized in connection with these modifications for the years ended September 30, 2019 and 2018 was approximately $53,000 and $362,000, respectively.

Restricted Stock

The Company has issued restricted stock to employees, directors and consultants. Such issuances had vesting periods that ranged from one to three years. All such shares of restricted stock vested provided the grantee had not voluntarily terminated service or been terminated for cause prior to the vesting date. There were no shares of restricted stock outstanding at September 30, 2019 and 2018. No shares of restricted stock vested during the year ended September 30, 2019. The fair value of shares of restricted stock that vested during the year ended September 30, 2018 was approximately $272,000.

Restricted Stock Units

In connection with the closing of the APP Acquisition, the Company issued 50,000 and 140,000 restricted stock units to an employee and an outside director, respectively, that vested on October 31, 2018 with an intrinsic value of approximately $230,000. The restricted stock units were settled in common stock issued under the 2017 Plan. As of September 30, 2019, there were no outstanding restricted stock units.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price of a share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition.  Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. During the year ended September 30, 2019, stock appreciation rights based on 140,000 shares of the Company’s common stock were exercised resulting in the issuance of 77,559 shares of common stock. As of September 30, 2019, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 12 – Operating Leases

Corporate Headquarters

On June 20, 2019, the Company executed a lease for its new corporate headquarters in Miami, Florida. Under the terms of the lease, which was amended on August 13, 2019, the Company is leasing approximately 4,640 square feet of office space for a 30-month term commencing on September 1, 2019 and ending on February 27, 2022. Annual base rent payments are $33.00 per square foot and are subject to a 2.9% annual escalation on September 1 of each subsequent year. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $12,000. The lease included a capital lease for office equipment, furniture, and fixtures. At September 30, 2019, the Company’s capital lease obligation was $42,000, included in accrued expenses and other current liabilities and other liabilities on the accompanying consolidated balance sheet. The Company did not have any capital lease obligations at September 30, 2018.

Under the lease for the Company’s former headquarters in Miami, Florida, the Company leased approximately 3,900 square feet of office space for a three-year term commencing on November 1, 2016 and ending on October 31, 2019. The Company executed the lease for this office space effective October 31, 2016 and amended the lease in June 2017. Effective with the June 2017 amendment, annual base rent payments were $36.00 per square foot and were subject to a 4% annual escalation on November 1 of each subsequent year. The lease also required payment of related expenses, including real estate taxes, common area maintenance and insurance. The Company had two renewal options to extend the term for a period of three years each. The Company did not renew the lease agreement and it terminated on October 31, 2019.

Chicago Lease

The Company leases approximately 6,600 square feet of office space located in Chicago, Illinois. The Company executed the lease for this office in May 2016, for a seven-year period commencing on November 1, 2016 and ending on October 31, 2023. The lease granted the Company a seven-month lease holiday beginning November 1, 2016, a five-month lease abatement beginning June 1, 2017, and provided a tenant improvement allowance. Annual base rent payments were $14.00 per square foot in year one and increase on an annual basis to $17 per square foot in the final year of the lease. The lease also requires payment of related expenses, including real estate taxes, common area maintenance, utilities and insurance expenses from June 1, 2017 to October 31, 2023. Based on the terms of the lease agreement, the Company paid a security deposit of $55,000. Effective September 1, 2017, the Company entered into a sublease for this office space through October 31, 2023. Monthly sublease payments of approximately $15,200 commenced in January 2018 and will end in August 2023. The monthly sublease payment is subject to annual increases in September of each year and will increase to approximately $17,300 per month in the final year of the sublease. The tenant under the sublease provided a security deposit of $30,000 to the Company. The Company continues to be responsible for performance under the lease until it expires on October 31, 2023.

International Leases

The Company leases approximately 6,400 square feet of office space located in London, England. The Company executed this lease in June 2010, for a ten-year term ending in June 2020. The lease requires quarterly payments of approximately $23,000. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $57,000.

The Company leases 45,800 square feet of manufacturing and warehouse space in Selangor D.E., Malaysia. The Company executed the lease for this space in August 2019, for a three-year term commencing September 1, 2019 and ending August 31, 2022. The Company has an option to extend the term of the lease for a period of three years. The lease requires monthly payments of approximately $15,300. Based on the terms of the lease agreement, the Company maintains a security deposit of approximately $46,000.

Operating lease expense, including real estate taxes, common area maintenance charges and insurance charges, net of sublease income, was approximately $683,000 and $717,000 for the years ended September 30, 2019 and 2018, respectively.

Future minimum payments under operating leases consist of the following as of September 30, 2019:

	Operating	Sublease
	Leases	Income	Net Total

2020	$469,002	$193,753	$275,249
2021	433,751	198,668	235,083
2022	337,456	203,584	133,872
2023	114,493	190,749	(76,256)
2024	11,238	—	11,238
Total minimum lease payments	$1,365,940	$786,754	$579,186

The minimum lease payments presented above do not include real estate taxes, common area maintenance charges or insurance charges payable under the Company’s operating leases for office and manufacturing facility space. These amounts are generally not fixed and can fluctuate from year to year.

Note 13 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $10.0 million.

Litigation

The two purported derivative and class action lawsuits that were filed against the Company and certain of its officers and directors in the Circuit Court of Cook County, Illinois, captioned Glotzer v. The Female Health Company, et al., Case No. 2016-CH-13815, and Schartz v. Parrish, et al., Case No. 2016-CH-14488, were resolved in the Company’s favor during the fourth quarter of fiscal 2019.

On July 10, 2019, the Court denied plaintiffs’ motion for summary judgment, granted defendants’ motion for summary judgment on all counts, dismissed the Amended Consolidated Complaint, and entered final judgment in favor of all defendants. The plaintiffs did not file to appeal this decision during the time period permitted for appeal. No amount had been accrued for possible losses relating to this litigation as any such losses were not both probable and reasonably estimable.

License and Purchase Agreements

From time to time, we license or purchase rights to technology or intellectual property from third parties. These licenses and purchase agreements require us to pay upfront payments as well as development or other payments upon successful completion of preclinical, clinical, regulatory or revenue milestones. In addition, these agreements may require us to pay royalties on sales of products arising from the licensed or acquired technology or intellectual property. Because the achievement of future milestones is not reasonably estimable, we have not recorded a liability in the accompanying consolidated financial statements for any of these contingencies.

Note 14 – Income Taxes

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

The Tax Act also repealed the alternative minimum tax (“AMT”) for corporations. The new law provides that AMT carryovers can be utilized to reduce or eliminate the tax liability in subsequent years or to obtain a tax refund. For tax years in 2018, 2019 and 2020, to the extent the AMT credit carryovers exceed regular tax liability, 50 percent of the excess AMT credit carryovers will be refundable. Any remaining credits will be fully refundable in 2021. The Company has $0.5 million of its AMT credit carryovers in prepaid expenses and other current assets and other assets due to the expectation that the AMT credits will be refundable over the next several years.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. From fiscal year 2006 through fiscal year 2015, the Company generated taxable income on a consolidated basis. However, the Company had a cumulative pretax loss in the U.S. for fiscal 2019 and the two preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future taxable losses in the U.S. driven by the investment in research and development, and based on their analysis concluded that an additional valuation allowance of $2.2 million should be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of September 30, 2019.  As of September 30, 2019 and 2018, respectively, the Company has recorded a valuation allowance of $7.6 million and $5.5 million against U.S. deferred tax assets. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $2.2 million. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years.

As of September 30, 2019, the Company had U.S. federal and state net operating loss carryforwards of approximately $42.7 million and $25.4 million, respectively, for income tax purposes with $14.4 million and $20.5 million, respectively, expiring in years 2022 to 2038 and $28.3 million and $4.9 million, respectively, which can be carried forward indefinitely. The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of approximately $61.7 million as of September 30, 2019, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

Income before income taxes was taxed by the following jurisdictions for the years ended September 30, 2019 and 2018:

	2019	2018

Domestic	$(12,838,076)	$(22,327,527)
Foreign	516,777	(744,760)
Total	$(12,321,299)	$(23,072,287)

A reconciliation of income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	2019	2018

Income tax benefit at U.S. federal statutory rates	$(2,587,472)	$(5,820,180)
State income tax benefit, net of federal benefits	(200,385)	(1,148,308)
Effect of change in U.S. tax rate	—	3,319
Non-deductible expenses – other	8,171	14,856
Effect of lower foreign income tax rates	67,637	349,818
Effect of deemed dividend and repatriation tax	99,514	402,760
Effect of change in state tax rate	57,981	—
Other	51,490	265,330
Recharacterization of foreign tax credits to net operating loss	—	1,311,429
Change in valuation allowance	2,199,131	5,487,078
Income tax (benefit) expense	$(303,933)	$866,102

The federal and state income tax (benefit) expense for the years ended September 30, 2019 and 2018 is summarized below:

	2019	2018

Deferred – U.S.	$(552,018)	$629,381
Deferred – U.K.	76,246	34,612
Deferred – Malaysia	37,708	(33,843)
Subtotal	(438,064)	630,150

Current – U.S.	(2,728)	—
Current – U.K.	—	24,662
Current – Malaysia	136,859	211,290
Subtotal	134,131	235,952

Income tax (benefit) expense	$(303,933)	$866,102

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:
Federal net operating loss carryforwards	$8,971,569	$6,973,047
State net operating loss carryforwards	1,689,536	2,195,865
AMT credit carryforward	35,180	—
Foreign net operating loss carryforwards – U.K.	10,486,476	10,595,518
Foreign capital allowance – U.K.	103,400	102,098
U.K. bad debts	1,700	1,700
Share-based compensation – U.K.	49,081	17,586
U.S. deferred rent	43,558	22,902
Share-based compensation	804,378	622,442
Other, net – U.S.	356,026	91,419
Other, net – Malaysia	—	33,843
Gross deferred tax assets	22,540,904	20,656,420
Valuation allowance for deferred tax assets	(9,830,209)	(7,631,078)
Net deferred tax assets	12,710,695	13,025,342
Deferred tax liabilities:
In process research and development	(4,072,740)	(4,675,860)
Developed technology	(424,657)	(549,318)
Covenant not-to-compete	(65,993)	(94,321)
Other, net – Malaysia	(3,865)	—
Other	(6,376)	(6,843)
Net deferred tax liabilities	(4,573,631)	(5,326,342)
Net deferred tax asset	$8,137,064	$7,699,000

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2019	2018

Long-term deferred tax asset – U.K.	$8,433,669	$8,509,915
Long-term deferred tax asset – Malaysia	—	33,843
Total long-term deferred tax asset	$8,433,669	$8,543,758

Long-term deferred tax liability – U.S.	$(292,740)	$(844,758)
Long-term deferred tax liability – Malaysia	(3,865)	—
Total long-term deferred tax liability	$(296,605)	$(844,758)

The valuation allowance for our deferred tax assets increased by $2.2 million for the year ended September 30, 2019 and increased by $5.5 million for the year ended September 30, 2018.

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

The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. federal and state tax returns. The following summarizes open tax years in the relevant jurisdictions:

•

For the U.S., a tax return may be audited any time within 3 years from filing date. The U.S. open tax years are for fiscal years 2016 through 2018, which expire in years 2020 through 2022, respectively.

•

For Malaysia, a tax return may be audited any time within 5 years from filing date (7 months after the fiscal year end). The Malaysia open tax years are for 2014 through 2018, which expire on December 31, 2019 through 2023, respectively.

•

For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period). The U.K. open tax year is for 2018, which expires in 2020.

The fiscal year 2018 state tax returns and the fiscal year 2019 tax returns for all jurisdiction have not been filed as of the date of this filing. As of September 30, 2019 and 2018, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the years ended September 30, 2019 and 2018.

Note 15 – Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock appreciation rights and warrants, and the vesting of unvested restricted stock and restricted stock units. See Notes 10 and 11 for a discussion of these potentially dilutive instruments. Due to our net loss for the periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. Therefore, the number of shares used to calculate basic net loss per common share is also used for the diluted net loss per share calculation.

Note 16 – Industry Segments

The Company currently operates in two reporting segments: Commercial and Research and Development. The Commercial segment consists of FC2 and PREBOOST®. The Research and Development segment consists of multiple drug products under clinical development for oncology and urology. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of non-operating expenses and income taxes. Our chief operating decision-maker (“CODM”) is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer.

The Company’s operating income (loss) by segment is as follows:

	2019	2018
	(In thousands)
Commercial	$15,858	$1,944
Research and development	(13,692)	(10,808)
Corporate	(8,602)	(12,008)
Operating loss	$(6,436)	$(20,872)

All of our net revenues, which are primarily derived from the sale of FC2, are attributed to our Commercial reporting segment. See Note 4 for additional information regarding our net revenues. Costs related to the office located in London, England are fully dedicated to FC2 and are presented as a component of the Commercial segment. The loss on settlement of accounts receivable and depreciation and amortization related to long-lived assets that are not utilized in the production of FC2 are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above. Total assets are not presented by reporting segment as they are not reviewed by the CODM when evaluating the reporting segments’ performance.

Note 17 – Employee Benefit Plans

Effective January 1, 2018, the Company established a 401(k) plan in which substantially all U.S. employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. The Company matches employee contributions at a rate of 100% of applicable contributions up to 4% of included compensation. Company contributions to the 401(k) plan were approximately $121,000  and $83,000 for the years ended September 30, 2019 and 2018, respectively.

Prior to the 401(k) plan, the Company had a Simple Individual Retirement Account plan for its U.S. employees. Employees were eligible to participate in the plan if their compensation reached certain minimum levels and they were allowed to contribute up to a maximum of $15,500 of their annual compensation to the plan. The plan was terminated effective December 31, 2017. The Company had elected to match 100% of employee contributions to the plan up to a maximum of 3% of employee compensation. Company contributions to the plan were approximately $22,000 for the year ended September 30, 2018.

In March 2014, the Company elected to contribute 3% of eligible employee compensation into the personal pension schemes of certain senior U.K. employees. Effective January 1, 2019, this contribution amount was increased to 4%. Company contributions were approximately $29,000 and $23,000 for the years ended September 30, 2019 and 2018, respectively.

Note 18 – Related Party Transactions

K. Gary Barnette, the Company’s Chief Scientific Officer, holds a 25% equity interest in a company from which Aspen Park purchased intellectual property assets relating to our Tamsulosin DRS drug candidate in 2016. We have continuing installment and milestone payment obligations to this company under the purchase agreement. We did not make any payments to this company during the years ended September 30, 2019 and 2018.