Form 10-Q
period 2019-12-31
VERU INC.
filed 2020-02-12
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13602

Veru Inc.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1144397
(State of Incorporation)	(I.R.S. Employer Identification No.)

48 NW 25th Street, Suite 102, Miami, FL	33127
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 10, 2020, the registrant had 65,193,375 shares of $0.01 par value common stock outstanding.

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

•	competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing;
•	risks related to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation;
•	the risk that we will be affected by regulatory developments, including a reclassification of products;
•	risks inherent in doing business on an international level, including currency risks, regulatory requirements, political risks, export restrictions and other trade barriers;
•

the disruption of production at our manufacturing facilities and/or of our ability to supply product due to raw material shortages, labor shortages, physical damage to our facilities, an outbreak of a contagious disease (such as the coronavirus), product testing, transportation delays or regulatory actions;

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

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Part I, Item 1A, "Risk Factors," in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and Part II, Item 1A of this Form 10-Q. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$4,174,957	$6,295,152
Accounts receivable, net	5,970,163	5,021,057
Inventory, net	4,595,390	3,647,406
Prepaid expenses and other current assets	2,075,414	1,843,297
Total current assets	16,815,924	16,806,912
Plant and equipment, net	336,171	351,895
Operating lease right-of-use assets	1,153,779	—
Deferred income taxes	8,586,279	8,433,669
Intangible assets, net	20,089,403	20,168,495
Goodwill	6,878,932	6,878,932
Other assets	675,910	988,867
Total assets	$54,536,398	$53,628,770

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,827,874	$3,124,751
Accrued research and development costs	2,636,054	2,475,490
Accrued compensation	1,340,971	1,597,197
Accrued expenses and other current liabilities	2,126,387	1,436,888
Credit agreement, short-term portion	6,547,339	5,385,649
Operating lease liability, short-term portion	430,081	—
Total current liabilities	16,908,706	14,019,975
Credit agreement, long-term portion	1,913,573	2,886,382
Residual royalty agreement	4,768,696	3,845,518
Operating lease liability, long-term portion	970,378	—
Deferred income taxes	296,605	296,605
Other liabilities	35,907	247,154
Total liabilities	24,893,865	21,295,634

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2019 and September 30, 2019	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 67,222,818 and 67,221,951 shares issued and 65,039,114 and 65,038,247 shares outstanding at December 31, 2019 and September 30, 2019, respectively	672,228	672,220
Additional paid-in-capital	110,882,547	110,268,057
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(73,524,118)	(70,219,017)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	29,642,533	32,333,136
Total liabilities and stockholders' equity	$54,536,398	$53,628,770

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2019	2018

Net revenues	$10,578,016	$6,371,809

Cost of sales	3,308,921	1,727,729

Gross profit	7,269,095	4,644,080

Operating expenses:
Research and development	5,299,974	2,361,823
Selling, general and administrative	3,753,514	3,293,984
Total operating expenses	9,053,488	5,655,807

Operating loss	(1,784,393)	(1,011,727)

Non-operating (expenses) income:
Interest expense	(1,141,425)	(1,278,423)
Change in fair value of derivative liabilities	(394,000)	225,000
Foreign currency transaction loss	(70,009)	(17,544)
Other income, net	7,983	26,394
Total non-operating expenses	(1,597,451)	(1,044,573)

Loss before income taxes	(3,381,844)	(2,056,300)

Income tax (benefit) expense	(76,743)	92,498

Net loss	$(3,305,101)	$(2,148,798)

Net loss per basic and diluted common share outstanding	$(0.05)	$(0.03)

Basic and diluted weighted average common shares outstanding	65,038,511	62,553,791

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Treasury
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Stock	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2019	$—	67,221,951	$672,220	$110,268,057	$(581,519)	$(70,219,017)	$(7,806,605)	$32,333,136
Share-based compensation	—	—	—	614,498	—	—	—	614,498
Issuance of shares pursuant to share-based awards	—	867	8	(8)	—	—	—	—
Net loss	—	—	—	—	—	(3,305,101)	—	(3,305,101)
Balance at December 31, 2019	$—	67,222,818	$672,228	$110,882,547	$(581,519)	$(73,524,118)	$(7,806,605)	$29,642,533

Balance at September 30, 2018	$—	57,468,660	$574,687	$95,496,506	$(581,519)	$(58,201,651)	$(7,806,605)	$29,481,418
Share-based compensation	—	—	—	417,256	—	—	—	417,256
Shares issued in connection with public offering of common stock, net of fees and costs	—	7,142,857	71,428	9,060,539	—	—	—	9,131,967
Issuance of shares pursuant to share-based awards	—	190,000	1,900	(1,900)	—	—	—	—
Net loss	—	—	—	—	—	(2,148,798)	—	(2,148,798)
Balance at December 31, 2018	$—	64,801,517	$648,015	$104,972,401	$(581,519)	$(60,350,449)	$(7,806,605)	$36,881,843

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(3,305,101)	$(2,148,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,531	42,554
Amortization of intangible assets	79,092	77,309
Noncash change in right-of-use assets	76,147	—
Noncash interest expense	1,141,425	1,278,423
Share-based compensation	614,498	417,256
Deferred income taxes	(152,610)	48,144
Provision for obsolete inventory	151,922	22,245
Change in fair value of derivative liabilities	394,000	(225,000)
Other	—	(1,832)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(642,764)	1,485,536
Increase in inventory	(1,099,906)	(418,522)
Increase in prepaid expenses and other assets	(209,177)	(58,810)
Increase (decrease) in accounts payable	703,123	(1,231,443)
Decrease in unearned revenue	—	(138,064)
Decrease in accrued expenses and other current liabilities	(245,398)	(655,479)
Decrease in operating lease liabilities	(53,284)	—
Net cash used in operating activities	(2,510,502)	(1,506,481)

INVESTING ACTIVITIES
Capital expenditures	(21,807)	—
Net cash used in investing activities	(21,807)	—

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees	—	9,400,000
Payment of costs related to public offering	—	(114,568)
Installment payments on SWK credit agreement	(423,366)	(2,559,277)
Proceeds from premium finance agreement	836,780	—
Cash paid for debt portion of finance lease	(1,300)	—
Net cash provided by financing activities	412,114	6,726,155

Net (decrease) increase in cash	(2,120,195)	5,219,674
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,295,152	3,759,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,174,957	$8,979,183

Supplemental disclosure of noncash activities:
Costs related to public offering in accounts payable	$—	$153,465
Right-of-use assets recorded in exchange for lease liabilities	$1,229,926	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The accompanying condensed consolidated balance sheet as of September 30, 2019 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three months ended December 31, 2019 and cash flows for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2020.

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

Principles of consolidation and nature of operations:  Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (“APP”) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the October 31, 2016 acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer healthcare product, the FC2 Female Condom/FC2 Internal Condom® (“FC2”). The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company focused on oncology and urology with multiple drug products under clinical development. Most of the Company’s net revenues during the three months ended December 31, 2019 and 2018 were derived from sales of FC2.

Reclassifications:  Certain prior period amounts on the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Leases:  Leases are classified as either operating or finance leases at inception. A right-of-use (“ROU”) asset and corresponding lease liability are established at an amount equal to the present value of fixed lease payments over the lease term at the commencement date. The ROU asset includes any initial direct costs incurred and lease payments made at or before the commencement date and is reduced by lease incentive payments. The Company has elected not to separate the lease and nonlease components for all classes of underlying assets. The Company uses its incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases that do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest that the Company would be charged to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company determines the incremental borrowing rates for its leases by adjusting the risk-free interest rate with a credit risk premium corresponding to the Company’s credit rating.

Operating lease costs are recognized for fixed lease payments on a straight-line basis over the term of the lease. Finance lease costs are a combination of the amortization expense for the ROU asset and interest expense for the outstanding lease liability using the applicable discount rate. Variable lease payments are recognized when incurred based on occurrence or usage. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for short-term leases on a straight-line basis over the lease term.

Other comprehensive loss:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three months ended December 31, 2019 and 2018, comprehensive loss is equivalent to the reported net loss.

Recently Issued Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842),  which requires that lessees recognize an ROU asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 distinguishes leases as either a finance lease or an operating lease, which affects how the leases are measured and presented in the statement of operations and statement of cash flows, and requires disclosure of key information about leasing arrangements. A modified retrospective transition approach is required upon adoption.  In July 2018, the FASB issued ASU No. 2018‑10, Codification Improvements to Topic 842, Leases to clarify the implementation guidance and ASU No. 2018‑11, Leases (Topic 842) Targeted Improvements. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors to address certain implementation issues facing lessors when adopting ASU 2016‑02. In March 2019, the FASB issued ASU 2019‑01, Leases (Topic 842): Codification Improvements to address, among other things, certain transition disclosure requirements subsequent to the adoption of ASU 2016‑02.

The Company adopted the new lease accounting standard using the modified retrospective approach on October 1, 2019 and elected certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts. We elected the package of practical expedients permitted under the transition guidance, which allowed us to not reassess our prior conclusions about lease identification, lease classification, and initial direct costs. Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $1.2 million and $1.5 million, respectively, and the derecognition of prepaid expenses and operating lease deferred rent liabilities of $23,000 and $247,000, respectively, as of October 1, 2019 with zero cumulative-effect adjustment to retained earnings. The new standard did not materially impact our consolidated statement of operations or cash flows.

In June 2018, the FASB issued ASU 2018‑07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The purpose of ASU 2018-07 is to expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company has issued share-based payments to nonemployees in the past but is not able to predict the amount of future share-based payments to nonemployees, if any. We adopted ASU 2018-07 effective October 1, 2019. The adoption of ASU 2018‑07 did not have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material effect on our consolidated financial statements and related disclosures.

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

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, including existing purchasing agreements, or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under its common stock purchase agreement with Aspire Capital Fund, LLC (see Note 9).

Note 3 – Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the three months ended December 31, 2019 and 2018.

As of December 31, 2019 and September 30, 2019, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018

Beginning balance	$3,625,000	$2,426,000
Change in fair value of derivative liabilities	394,000	(225,000)
Ending balance	$4,019,000	$2,201,000

The expense associated with the change in fair value of the embedded derivatives is included as a separate line item on the accompanying unaudited condensed consolidated statements of operations.

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of December 31, 2019 and September 30, 2019:

Weighted Average (range, if applicable)
Valuation Methodology	Significant Unobservable Input	December 31, 2019	September 30, 2019

Monte Carlo Simulation	Estimated change of control dates	September 2020 to December 2021	September 2020 to December 2021
	Discount rate	14.5% to 16.6%	14.4% to 16.8%
	Probability of change of control	10% to 90%	10% to 90%

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

The Company’s revenue is from direct product sales of FC2 in the global public sector, sales of FC2 in the U.S. prescription channel, and sales of PREBOOST® medicated wipes for prevention of premature ejaculation. The following table presents net revenues from these three categories:

	Three Months Ended
	December 31,
	2019	2018
FC2
Public sector	$4,373,794	$3,884,352
U.S. prescription channel	6,051,130	2,440,045
Total FC2	10,424,924	6,324,397
PREBOOST®	153,092	47,412
Net revenues	$10,578,016	$6,371,809

The following table presents net revenue by geographic area:

	Three Months Ended
	December 31,
	2019	2018

United States	$6,491,154	$3,009,603
United Arab Emirates	1,605,000	—
Zimbabwe	—	1,358,000
Nigeria	*	750,000
Other	2,481,862	1,254,206
Net revenues	$10,578,016	$6,371,809

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balances sheets, was approximately $91,000 and $249,000 at December 31, 2019 and September 30, 2019, respectively.

The Company records an unearned revenue liability if a customer pays consideration for product that was shipped by the Company but revenue recognition criteria have not been met under the terms of a contract. Unearned revenue is recognized as revenue after control of the product is transferred to the customer and all revenue recognition criteria have been met. The Company had no unearned revenue at December 31, 2019 or September 30, 2019.

The Company recognized revenue of $210,000 and $187,000 during the three months ended December 31, 2019 and 2018, respectively, after satisfying its contract obligations and transferring control for previously recorded contract liabilities or unearned revenue.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 180 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company does not have any trade receivables classified as long-term as of December 31, 2019. The Company classified approximately $300,000 of trade receivables with its distributor in Brazil as long-term as of September 30, 2019 because payment was expected in greater than one year. The long-term portion of trade receivables is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

The components of accounts receivable consist of the following at December 31, 2019 and September 30, 2019:

	December 31,	September 30,
	2019	2019

Accounts receivable	$6,064,408	$5,103,823
Less: allowance for doubtful accounts	(33,143)	(33,143)
Less: allowance for sales and payment term discounts	(61,102)	(49,623)
Accounts receivable, net	$5,970,163	$5,021,057

At December 31,  2019, one customer had an accounts receivable balance that represented 11% of current assets. At September 30, 2019, no customers had an accounts receivable balance that represented greater than 10% of current assets.

At December 31, 2019, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 87% of net accounts receivable in the aggregate. At September 30, 2019, two customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 64% of net accounts receivable in the aggregate.

For the three months ended December 31, 2019, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 86% of the Company’s net revenues in the aggregate. For the three months ended December 31, 2018, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 77% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no change in the allowance for doubtful accounts for the three months ended December 31, 2019 and 2018.

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

Inventory consisted of the following at December 31, 2019 and September 30, 2019:

	December 31,	September 30,
	2019	2019
FC2
Raw material	$701,131	$426,590
Work in process	60,358	187,970
Finished goods	3,883,653	3,157,952
FC2, gross	4,645,142	3,772,512
Less: inventory reserves	(92,755)	(125,106)
FC2, net	4,552,387	3,647,406
PREBOOST®
Finished goods	43,003	—
Inventory, net	$4,595,390	$3,647,406

Fixed Assets

We record equipment, furniture and fixtures, and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense. Depreciation and amortization are primarily computed using the straight-line method. Depreciation and amortization are computed over the estimated useful lives of the respective assets.  Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining lease term or the estimated useful lives of the improvements.

Plant and equipment consisted of the following at December 31, 2019 and September 30, 2019:

	Estimated	December 31,	September 30,
	Useful Life	2019	2019
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,730,018	$2,716,647
Office equipment, furniture and fixtures	3 - 10 years	803,664	795,228
Leasehold improvements	3 - 8 years	298,886	298,886
Total plant and equipment		3,832,568	3,810,761
Less: accumulated depreciation and amortization		(3,496,397)	(3,458,866)
Plant and equipment, net		$336,171	$351,895

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets are as follows at December 31, 2019:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$584,407	$1,815,593
Covenants not-to-compete	500,000	226,190	273,810
Total intangible assets with finite lives	2,900,000	810,597	2,089,403
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$810,597	$20,089,403

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2019:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$523,172	$1,876,828
Covenants not-to-compete	500,000	208,333	291,667
Total intangible assets with finite lives	2,900,000	731,505	2,168,495
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$731,505	$20,168,495

For the three months ended December 31, 2019 and 2018, amortization expense was approximately $79,000 and $77,000, respectively.

Goodwill

The carrying amount of goodwill at December 31, 2019 and September 30, 2019 was $6.9 million. There was no change in the balance during the three months ended December 31, 2019 and 2018.

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

At December 31, 2019 and September 30, 2019, the Credit Agreement liability consisted of the following:

	December 31,	September 30,
	2019	2019

Aggregate repayment obligation	$17,650,000	$17,650,000
Less: cumulative payments	(6,001,451)	(5,578,085)
Less: unamortized discounts	(3,728,988)	(4,590,974)
Less: unamortized deferred issuance costs	(87,649)	(107,910)
Credit agreement, excluding embedded derivative liability, net	7,831,912	7,373,031
Add: embedded derivative liability at fair value (see Note 3)	629,000	899,000
Credit agreement, net	8,460,912	8,272,031
Credit agreement, short-term portion	(6,547,339)	(5,385,649)
Credit agreement, long-term portion	$1,913,573	$2,886,382

The short-term portion of the Credit Agreement represents the aggregate of the estimated quarterly revenue-based payments payable during the 12-month periods subsequent to December 31, 2019 and September 30, 2019, respectively.

At December 31, 2019 and September 30, 2019, the Residual Royalty Agreement liability consisted of the following:

	December 31,	September 30,
	2019	2019

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	1,032,696	773,518
Residual royalty agreement liability, excluding embedded derivative liability	1,378,696	1,119,518
Add: embedded derivative liability at fair value (see Note 3)	3,390,000	2,726,000
Residual royalty agreement liability	$4,768,696	$3,845,518

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three months ended December 31, 2019 and 2018, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended
	December 31,
	2019	2018

Amortization of discounts	$861,986	$1,158,206
Accretion of residual royalty agreement	259,178	92,351
Amortization of deferred issuance costs	20,261	27,866
Interest expense	$1,141,425	$1,278,423

Premium Finance Agreement

On November 1, 2019, the Company entered into a Premium Finance Agreement to finance $837,000 of its directors and officers liability insurance premium at an annual percentage rate of 4.18%. The financing is payable in three quarterly installments of principal and interest, beginning on January 1, 2020. The insurance premium liability remains outstanding and is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2019 and September 30, 2019. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2019 and September 30, 2019.

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

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrant”). The Financial Advisor Warrant has a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrant vested upon issuance and remains outstanding at December 31, 2019.

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

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to 200,000 shares and the closing sale price of our common stock is equal to or greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of common stock equal to up to 30% of the aggregate shares of the common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

Since inception of the Purchase Agreement, we have sold 3,717,010 shares of common stock to Aspire Capital resulting in proceeds to the Company of $6.6 million. As of December 31, 2019, the amount remaining under the Purchase Agreement was $8.4 million.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 304,457 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at approximately $347,000. This amount and related expenses of approximately $78,000, which total approximately $425,000, were recorded as deferred costs. The unamortized amount of deferred costs of approximately $238,000 at December 31, 2019 and September 30, 2019 is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2019 and 2018, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2019	2018

Cost of sales	$14,545	$7,952
Selling, general and administrative	471,695	327,009
Research and development	128,258	82,295
Share-based compensation	$614,498	$417,256

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 26, 2019, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 6.0 million. As of December 31, 2019, 964,821 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of December 31, 2019, 70,181 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018
Weighted Average Assumptions:
Expected volatility	63.03%	67.61%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.67%	2.75%
Expected term (in years)	5.9	5.5
Fair value of options granted	$1.11	$0.83

During the three months ended December 31, 2019 and 2018, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2019:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2019	7,027,989	$1.58
Granted	2,140,327	$1.92
Exercised	(1,666)	$1.05
Forfeited	(158,201)	$1.50
Outstanding at December 31, 2019	9,008,449	$1.66	8.22	$15,215,966
Exercisable at December 31, 2019	3,358,771	$1.45	7.21	$6,387,894

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended December 31, 2019 of $3.35, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the three months ended December 31, 2019 was approximately $2,000. There were no  options exercised during the three months ended December 31, 2018.

As of December 31, 2019, the Company had unrecognized compensation expense of approximately $4.6 million related to unvested stock options. This expense is expected to be recognized over approximately three years.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of December 31, 2019, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures. The Company’s leases have remaining lease terms of less than one year to six years, which include the option to extend a lease when the Company is reasonably certain to exercise that option. The Company does not have any leases that have not yet commenced as of December 31, 2019. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842.

The components of the Company’s lease cost were as follows for the three months ended December 31, 2019:

Three Months Ended
December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$2,178
Interest on lease liabilities	1,480
Operating lease cost	132,574
Short-term lease cost	1,863
Variable lease cost	33,465
Sublease income	(44,844)
Total lease cost	$126,716

The Company paid cash of $114,000 for amounts included in the measurement of operating lease liabilities during the three months ended December 31, 2019

The Company’s operating lease ROU assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019. The Company’s finance lease ROU asset was $41,000 as of December 31, 2019 and is included in property and equipment, net on the accompanying unaudited condensed consolidated balance sheet. The current and long-term finance lease liabilities were $20,000 and $21,000, respectively, and are included in accrued expenses and other current liabilities and other liabilities, respectively, on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019.

Other information related to the Company’s leases as of December 31, 2019 was as follows:

December 31, 2019
Operating Leases
Weighted-average remaining lease term	4.5
Weighted-average discount rate	12.04%
Finance Leases
Weighted-average remaining lease term	2.2
Weighted average discount rate	13.86%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of December 31, 2019, maturities of lease liabilities were as follows:

Fiscal year ended September 30,	Operating Leases	Finance Leases	Sublease Income
2020	$348,717	$16,192	$145,417
2021	438,725	22,199	198,668
2022	357,718	9,496	203,584
2023	302,921	—	190,749
2024	199,093	—	—
Thereafter	171,466	—	—
Total lease payments	1,818,640	47,887	$738,418
Less imputed interest	(418,181)	(6,876)
Total lease liabilities	$1,400,459	$41,011

Under FASB ASC 840, the lease accounting guidance prior to the Company’s adoption of FASB ASC 842, the Company had net capital lease assets of $43,000 included in property and equipment, net and a related capital lease obligation of $42,000 included in accrued expenses and other current liabilities and other liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019.

Under FASB ASC 840, future minimum payments under operating leases consisted of the following as of September 30, 2019:

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

Note 12 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company and the clinical testing of our product candidates entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $10.0 million.

Litigation

From time to time we may be involved in litigation or other contingencies arising in the ordinary course of business. Based on the information presently available, management believes there are no contingencies, claims or actions, pending or threatened, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations.

In accordance with FASB ASC 450, Contingencies, we accrue loss contingencies including costs of settlement, damages and defense related to litigation to the extent they are probable and reasonably estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

License and Purchase Agreements

From time to time, we license or purchase rights to technology or intellectual property from third parties. These licenses and purchase agreements require us to pay upfront payments as well as development or other payments upon successful completion of preclinical, clinical, regulatory or revenue milestones. In addition, these agreements may require us to pay royalties on sales of products arising from the licensed or acquired technology or intellectual property. Because the achievement of future milestones is not reasonably estimable, we have not recorded a liability on the accompanying unaudited condensed consolidated financial statements for any of these contingencies.

Note 13 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss and tax credit carryforwards.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) repealed the alternative minimum tax (“AMT”) for corporations. The law provides that AMT carryovers can be utilized to reduce or eliminate the tax liability in subsequent years or to obtain a tax refund. For tax years beginning in 2018, 2019 and 2020, to the extent the AMT credit carryovers exceed regular tax liability, 50% of the excess AMT credit carryovers will be refundable. Any remaining credits will be fully refundable in 2021. At December 31, 2019, the Company has $0.5 million of AMT credit carryovers in prepaid expenses and other current assets and other assets due to the expectation that the AMT credits will be refundable over the next several years.

As of September 30, 2019, the Company had U.S. federal and state net operating loss carryforwards of $42.7 million and $25.4 million, respectively, for income tax purposes with $14.4 million and $20.5 million, respectively, expiring in years 2022 to 2038 and $28.3 million and $4.9 million, respectively, which can be carried forward indefinitely. The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of $61.7 million as of September 30, 2019, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

A reconciliation of income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is as follows:

	Three Months Ended
	December 31,
	2019	2018

Income tax benefit at U.S. federal statutory rates	$(710,188)	$(431,823)
State income tax benefit, net of federal benefits	(55,000)	(102,342)
Effect of foreign income tax rates	42,554	(8,357)
Effect of deemed dividend and repatriation tax	50,451	31,309
Change in valuation allowance	592,710	623,130
Other, net	2,730	(19,419)
Income tax (benefit) expense	$(76,743)	$92,498

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2019	2019
Deferred tax assets:
Federal net operating loss carryforwards	$9,178,717	$8,971,569
State net operating loss carryforwards	1,708,787	1,689,536
Foreign net operating loss carryforwards – U.K.	10,576,169	10,486,476
Foreign capital allowance – U.K.	103,400	103,400
Share-based compensation	928,679	804,378
Interest expense	259,917	—
Other, net – U.K.	50,780	50,781
Other, net – U.S.	461,879	434,764
Gross deferred tax assets	23,268,328	22,540,904
Valuation allowance for deferred tax assets	(10,422,919)	(9,830,209)
Net deferred tax assets	12,845,409	12,710,695
Deferred tax liabilities:
In-process research and development	(4,072,740)	(4,072,740)
Developed technology	(410,802)	(424,657)
Covenant not-to-compete	(61,953)	(65,993)
Other, net – Malaysia	(3,865)	(3,865)
Other, net – U.S.	(6,375)	(6,376)
Net deferred tax liabilities	(4,555,735)	(4,573,631)
Net deferred tax asset	$8,289,674	$8,137,064

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	December 31,	September 30,
	2019	2019

Deferred tax asset – U.K.	$8,586,279	$8,433,669
Total deferred tax asset	$8,586,279	$8,433,669

Deferred tax liability – U.S.	(292,740)	(292,740)
Deferred tax liability – Malaysia	(3,865)	(3,865)
Total deferred tax liability	$(296,605)	$(296,605)

Note 14 – Net Loss Per Share

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

Note 15 – Industry Segments

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

The Company's operating income (loss) by segment is as follows:

	Three Months Ended
	December 31,
	2019	2018

Commercial	$5,803,593	$3,359,181
Research and development	(5,246,381)	(2,361,823)
Corporate	(2,341,605)	(2,009,085)
Operating loss	$(1,784,393)	$(1,011,727)

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

The Company’s prostate cancer pipeline includes VERU-111, zuclomiphene citrate, and VERU-100. VERU-111 is an oral, next-generation, first-in-class small molecule that targets alpha and beta tubulin subunits of microtubules in cells to treat metastatic prostate cancer patients whose disease is resistant to both castration and novel androgen-blocking agents (e.g., abiraterone or enzalutamide). VERU-111 is being evaluated in men with metastatic castration and androgen-blocking agent resistant prostate cancer in an open label Phase 1b/2 clinical trial. The clinical development program for VERU-111 is being expanded with plans to initiate two additional Phase 2 studies: metastatic pancreatic cancer and metastatic bladder cancer. Zuclomiphene citrate is an oral nonsteroidal estrogen receptor agonist being evaluated for estrogenic activity in a Phase 2 trial (Stage 1 testing placebo, Zuclomiphene 10mg, and Zuclomiphene 50 mg) to treat hot flashes, a common side effect caused by androgen deprivation therapy (ADT) in men with advanced prostate cancer. Following an End of Phase 2 meeting with the FDA, the Company plans to advance zuclomiphene citrate to a Phase 3 clinical trial in men with advanced prostate cancer who experience moderate to severe hot flashes in the first half of calendar year 2020. VERU-100 is a novel, proprietary peptide formulation for ADT with multiple potential beneficial clinical attributes addressing the shortfalls of current FDA-approved ADT formulations for the treatment of advanced prostate cancer. VERU-100 is a long-acting gonadotropin-releasing hormone (GnRH) antagonist designed to be administered as a small volume subcutaneous 3-month depot injection without a loading dose. VERU-100 will immediately suppress testosterone with no testosterone surge upon initial or repeated administration—a problem which occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. Currently, there are no GnRH antagonists commercially approved beyond a one-month injection. VERU-100 is anticipated to enter a Phase 2 dose-finding study in early calendar year 2020.

The Company is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology such as TADFIN® for the administration of tadalafil 5mg and finasteride 5mg combination formulation dosed daily to treat urinary tract symptoms caused by BPH. Tadalafil (CIALIS®) is currently approved for treatment of benign prostatic hyperplasia (BPH) and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company had a successful pre-NDA meeting with the FDA and the expected submission of the NDA for TADFIN® is second half of calendar year 2020. The Company is also developing Tamsulosin XR capsules which is a formulation of tamsulosin, the active ingredient in FLOMAX®, which the Company has designed to avoid the “food effect” inherent in currently marketed versions of the drug, allowing for potentially safer administration and improved patient compliance.

The Company's commercial products include FC2, an FDA-approved product for the dual protection against unwanted pregnancy and sexually transmitted infections, and the PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The Company’s Female Health Company Division markets and sells FC2 commercially and in the public health sector both in the U.S. and globally. In the U.S., FC2 is available by prescription through the Company’s multiple telemedicine and internet pharmacy partners and retail pharmacies, as well as OTC through the Company’s website at www.fc2.us.com. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. PREBOOST® is marketed online in the U.S. through an exclusive marketing arrangement under the Roman® Swipes brand name by Roman Health Ventures Inc. Roman is a leading telemedicine company that sells men’s health products via the internet website www.getroman.com.

In October 2016, we completed the APP Acquisition. Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2 in the public sector.  Most of the Company’s net revenues are currently derived from sales of FC2 in the public and commercial sectors.

Sales of FC2 in the public and commercial sectors

FC2 Public Sector.  FC2’s primary use is for the prevention of HIV/AIDS and other sexually transmitted diseases and family planning, and the global public health sector has been the Company’s main market for FC2. Within the global public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

FC2 Commercial Sector.  In April 2017, the Company launched a small-scale marketing and sales program to support the promotion of FC2 in the U.S. market. The commercial team developed a plan to confirm the “proof of concept” that FC2 represented a significant business opportunity. This required changes in the distribution process for FC2 in the U.S. As part of this strategy the Company announced new distribution agreements with three of the country's largest distributors that support the pharmaceutical industry. This newly developed network now allows up to 92% of major retail pharmacies the ability to make FC2 available to their customers. In addition to the distribution system, the Company expanded sales and market access efforts that resulted in FC2 now being available through the following access points: community-based organizations, by prescription, through leading telemedicine providers, through 340B covered entities, colleges and universities and our patient assistance program. We continue to increase healthcare provider awareness, education and acceptance, which has resulted in more women utilizing FC2 in the U.S. In 2018, we dissolved our small-scale marketing and sales program to focus our efforts in partnering with fast-growing, highly reputable telemedicine firms (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) to bring our much-needed FC2 product to patients in a cost-effective and highly convenient manner.

FC2 Unit Sales.  Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2020	2019	2018	2017	2016

October 1 — December 31	10,070,700	7,382,524	4,399,932	6,389,320	15,380,240
January 1 — March 31	—	9,792,584	4,125,032	4,549,020	9,163,855
April 1 — June 30	—	10,876,704	10,021,188	8,466,004	10,749,860
July 1 — September 30	—	9,842,020	6,755,124	6,854,868	6,690,080
Total	10,070,700	37,893,832	25,301,276	26,259,212	41,984,035

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

In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription. With a prescription, FC2 is covered by most insurance companies with no copay under the Patient Protection and Affordable Care Act (the “ACA”) and the laws of 20+ states prior to enactment of the ACA. The Company supplies FC2 to a leading telemedicine provider, which has become one of our largest customers. The Company has developed and is working to develop additional supply and distributor relationships with telemedicine and other providers.

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

Conducting research and development is central to our business model. Since the completion of the APP Acquisition we have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $5.3 million and $2.4 million for the three months ended December 31, 2019 and 2018, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2018

The Company generated net revenues of $10.6 million and net loss of $3.3 million, or $(0.05) per basic and diluted common share, for the three months ended December 31, 2019, compared to net revenues of $6.4 million and net loss of $2.1 million, or $(0.03) per basic and diluted common share, for the three months ended December 31, 2018. Net revenues increased 66% year over year.

FC2 net revenues represented 99% of total net revenues. FC2 net revenues increased 65% year over year. There was a 36% increase in total FC2 unit sales and an increase in FC2 average sales price per unit of 21%. The principal factor for the increase in the FC2 average sales price per unit compared to prior year was the increase in net revenues in the U.S. prescription channel. The Company experienced an increase in FC2 net revenues in both the global public sector and the U.S. prescription channel. The global public sector net revenues increased 13% and the U.S. prescription channel net revenues increased 148%.

Cost of sales increased to $3.3 million in the three months ended December 31, 2019 from $1.7 million in the three months ended December 31, 2018 primarily due to the increase in unit sales.

Gross profit increased to $7.3 million in the three months ended December 31, 2019 from $4.6 million in the three months ended December 31, 2018. Gross profit margin for the 2019 period was 69% of net revenues, compared to 73% of net revenues for the 2018 period. The reduction in the gross profit margin is primarily due to an increase in labor, transportation, and equipment maintenance costs.

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

Research and development expenses increased to $5.3 million in the three months ended December 31, 2019 from $2.4 million in the same period in fiscal 2019. The increase is primarily due to increased costs associated with the in-process research and development projects acquired pursuant to the APP Acquisition and increased personnel costs.

Selling, general and administrative expenses increased to $3.8 million in the three months ended December 31, 2019 from $3.3 million in the three months ended December 31, 2018. The increase is primarily due to increased personnel, personnel costs, and related benefits.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $1.1 million in the three months ended December 31, 2019, which is consistent with $1.3 million in the three months ended December 31, 2018.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.4 million in the three months ended December 31, 2019 compared to income of $0.2 million in the three months ended December 31, 2018.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the SWK Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The Company realized a foreign currency transaction loss of $70,000 in the first quarter of fiscal 2020, compared to $18,000 in the first quarter of fiscal 2019. This foreign currency transaction loss was primarily due to the adverse movement of the U.S. dollar against the Malaysian Ringgit during the period.

The income tax benefit in the first quarter of fiscal 2020 was $76,000, compared to income tax expense of $92,000 in the first quarter of fiscal 2019. The increase in the income tax benefit of $169,000 is primarily due to an increase in the income tax benefit of $231,000 related to the increase in the loss before income taxes during the current period partially offset by a decrease of $51,000 for the effect of lower foreign income tax rates.

Liquidity and Sources of Capital

Liquidity

Our cash on hand at December 31, 2019 was $4.2 million, compared to $6.3 million at September 30, 2019.  At December 31, 2019, the Company had negative working capital of $0.1 million and stockholders’ equity of $29.6 million compared to working capital of $2.8 million and stockholders’ equity of $32.3 million as of September 30, 2019. The decrease in working capital is primarily due to an increase in the current portion of the Credit Agreement liability and the recognition of a current liability for operating leases as a result of the Company’s adoption of the new lease accounting standard, as described in Note 1 to the financial statements included in this report.

We have incurred quarterly operating losses since the fourth quarter of fiscal 2016 and anticipate that we will continue to consume cash and incur substantial net losses as we develop our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, including existing purchase agreements, or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under the Purchase Agreement with Aspire Capital. See Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for a description of certain risks related to our ability to raise capital on acceptable terms.

Operating activities

Our operating activities used cash of $2.5 million in the three months ended December 31, 2019. Cash used in operating activities included a net loss of $3.3 million, adjustments for noncash items totaling $2.3 million and changes in operating assets and liabilities of $1.5 million. Adjustments for noncash items primarily consisted of $1.1 million of noncash interest expense,  $0.6 million of share-based compensation, and $0.4 million for the increase in the fair value of the derivate liabilities related to the Credit Agreement and Residual Royalty Agreement. The decrease in cash from changes in operating assets and liabilities included an increase in accounts receivable of $0.6 million and an increase in inventories of $1.1 million. These were partially offset by an increase in accounts payable of $0.7 million.

Our operating activities used cash of $1.5 million in the three months ended December 31, 2018. Cash used in operating activities included a net loss of $2.2 million, adjustments for noncash items totaling $1.7 million and changes in operating assets and liabilities of $1.0 million. Adjustments for noncash items primarily consisted of $1.3 million of noncash interest expense related to the Credit Agreement and Residual Royalty Agreement and  $0.4 million of share-based compensation. The decrease in cash from changes in operating assets and liabilities included a decrease in accounts payable of $1.2 million, a decrease in accrued expenses and other current liabilities of $0.7 million, and an increase in inventory of $0.4 million, offset by a decrease in net accounts receivable of $1.5 million.

Investing activities

Net cash used in investing activities in the three months ended December 31, 2019 was $22,000 and was primarily associated with capital expenditures at our U.K. and Malaysia locations.

Financing activities

Net cash provided by financing activities in the three months ended December 31, 2019 was $0.4 million and primarily consisted of proceeds from the Premium Financing Agreement of $0.8 million, which were used to finance the Company’s directors and officers liability insurance premium, less payments on the Credit Agreement (see discussion below) of $0.4 million.

Net cash provided by financing activities in the three months ended December 31, 2018 was $6.7 million and consisted of net proceeds from the underwritten public offering of the Company’s common stock of $9.3 million (see discussion below), less payments on the Credit Agreement (see discussion below) totaling $2.6 million.

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

The Company made total payments under the Credit Agreement of $0.4 million and $2.6 million during the three months ended December 31, 2019 and 2018, respectively. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to December 31, 2019 will be approximately $6.5 million.

Aspire Capital Purchase Agreement

On December 29, 2017, the Company entered into the Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time and in its sole discretion during the 36-month term of the Purchase Agreement, to direct Aspire Capital purchase up to $15.0 million of the Company's common stock in the aggregate. Other than the 304,457 shares of common stock issued to Aspire Capital in consideration for entering into the Purchase Agreement, the Company has no obligation to sell any shares of common stock pursuant to the Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the Purchase Agreement. During fiscal 2019, we sold 2,000,000 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $3.6 million. As of December 31, 2019, the amount remaining under the Purchase Agreement was $8.4 million.

Fair Value Measurements

As of December 31, 2019 and September 30, 2019, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to such exposures since September 30, 2019.

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

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, except for the following additional risk factor.

We have significant international operations and face the risk that the coronavirus or other health epidemics could disrupt our operations or the operations of our suppliers.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as the recent outbreak of respiratory illness caused by a coronavirus first identified in Wuhan, Hubei Province, China. Because we manufacture FC2 in a single facility located in Malaysia, we may be vulnerable to an outbreak of the coronavirus or other contagious diseases in that region. The effects of such an outbreak could include disruptions or restrictions on our ability to travel, our ability to manufacture FC2 and our ability to ship FC2 to customers as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute FC2 or of the ability of our suppliers to deliver key raw materials on a timely basis could have a material adverse effect on our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for FC2 and impact our operating results.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 12, 2020

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: February 12, 2020

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer