Form 10-Q
period 2020-03-31
VERU INC.
filed 2020-05-13
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had 66,095,538 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial statements or business, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, debt repayments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing and plans, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect, " "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "should, " "will," "would" or the negative of these terms or other words of similar meaning. These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•

potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies due to COVID‑19, and the risk that such results will not support marketing approval and commercialization;

•	potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) and in regulatory approval of products under development;
•

risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations, including our ability to secure timely grant or other funding to develop VERU-111 as a potential COVID-19 treatment;

•	risks related to the development of our product portfolio, including clinical trials, regulatory approvals and time and cost to bring to market;
•	risks related to the impact of the COVID-19 pandemic on our business, the nature and extent of which is highly uncertain and unpredictable;
•	our pursuit of a COVID-19 treatment candidate is at an early stage and we may be unable to develop a drug that successfully treats the virus in a timely manner, if at all;
•

risks related to our commitment of financial resources and personnel to the development of a COVID-19 treatment which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties about the longevity and extent of COVID-19 as a global health concern;

•

government entities may take actions that directly or indirectly have the effect of limiting opportunities for VERU-111 as a COVID-19 treatment, including favoring other treatment alternatives or imposing price controls on COVID-19 treatments;

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
•

the disruption of production at our manufacturing facilities and/or of our ability to supply product due to raw material shortages, labor shortages, physical damage to our facilities, COVID-19 (including the impact of COVID-19 on suppliers of key raw materials), product testing, transportation delays or regulatory actions;

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

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,557,514	$6,295,152
Accounts receivable, net	5,802,016	5,021,057
Inventory, net	6,016,323	3,647,406
Prepaid expenses and other current assets	3,084,037	1,843,297
Total current assets	17,459,890	16,806,912
Plant and equipment, net	332,362	351,895
Operating lease right-of-use assets	1,075,601	—
Deferred income taxes	8,632,613	8,433,669
Intangible assets, net	20,010,311	20,168,495
Goodwill	6,878,932	6,878,932
Other assets	1,486,446	988,867
Total assets	$55,876,155	$53,628,770

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,235,679	$3,124,751
Accrued research and development costs	2,204,196	2,475,490
Accrued compensation	1,537,483	1,597,197
Accrued expenses and other current liabilities	1,781,446	1,436,888
Credit agreement, short-term portion	6,662,842	5,385,649
Operating lease liability, short-term portion	398,513	—
Total current liabilities	16,820,159	14,019,975
Credit agreement, long-term portion	2,333,267	2,886,382
Residual royalty agreement	4,408,215	3,845,518
Operating lease liability, long-term portion	871,572	—
Deferred income taxes	296,605	296,605
Other liabilities	31,760	247,154
Total liabilities	24,761,578	21,295,634

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at March 31, 2020 and September 30, 2019	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 67,879,242 and 67,221,951 shares issued and 65,695,538 and 65,038,247 shares outstanding at March 31, 2020 and September 30, 2019, respectively	678,792	672,220
Additional paid-in-capital	113,158,536	110,268,057
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(74,334,627)	(70,219,017)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	31,114,577	32,333,136
Total liabilities and stockholders' equity	$55,876,155	$53,628,770

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net revenues	$9,943,104	$6,976,115	$20,521,120	$13,347,924

Cost of sales	2,506,606	2,367,264	5,815,527	4,094,993

Gross profit	7,436,498	4,608,851	14,705,593	9,252,931

Operating expenses:
Research and development	3,930,260	2,910,587	9,230,234	5,272,410
Selling, general and administrative	3,805,916	3,822,854	7,559,430	7,116,838
Total operating expenses	7,736,176	6,733,441	16,789,664	12,389,248

Operating loss	(299,678)	(2,124,590)	(2,084,071)	(3,136,317)

Non-operating (expenses) income:
Interest expense	(1,164,962)	(1,258,272)	(2,306,387)	(2,536,695)
Change in fair value of derivative liabilities	469,000	(628,000)	75,000	(403,000)
Other income (expense), net	51,991	1,994	(10,035)	10,844
Total non-operating expenses	(643,971)	(1,884,278)	(2,241,422)	(2,928,851)

Loss before income taxes	(943,649)	(4,008,868)	(4,325,493)	(6,065,168)

Income tax (benefit) expense	(133,140)	25,167	(209,883)	117,665

Net loss	$(810,509)	$(4,034,035)	$(4,115,610)	$(6,182,833)

Net loss per basic and diluted common share outstanding	$(0.01)	$(0.06)	$(0.06)	$(0.10)

Basic and diluted weighted average common shares outstanding	65,367,493	62,767,258	65,202,103	62,659,352

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2019	67,221,951	$672,220	$110,268,057	$(581,519)	$(70,219,017)	$(7,806,605)	$32,333,136
Share-based compensation	—	—	614,498	—	—	—	614,498
Issuance of shares pursuant to share-based awards	867	8	(8)	—	—	—	—
Net loss	—	—	—	—	(3,305,101)	—	(3,305,101)
Balance at December 31, 2019	67,222,818	672,228	110,882,547	(581,519)	(73,524,118)	(7,806,605)	29,642,533
Share-based compensation	—	—	681,680	—	—	—	681,680
Issuance of shares pursuant to share-based awards	356,424	3,564	405,068	—	—	—	408,632
Shares issued in connection with common stock purchase agreement	300,000	3,000	1,224,000	—	—	—	1,227,000
Amortization of deferred costs	—	—	(34,759)	—	—	—	(34,759)
Net loss	—	—	—	—	(810,509)	—	(810,509)
Balance at March 31, 2020	67,879,242	$678,792	$113,158,536	$(581,519)	$(74,334,627)	$(7,806,605)	$31,114,577

Balance at September 30, 2018	57,468,660	$574,687	$95,496,506	$(581,519)	$(58,201,651)	$(7,806,605)	$29,481,418
Share-based compensation	—	—	417,256	—	—	—	417,256
Shares issued in connection with public offering of common stock, net of fees and costs	7,142,857	71,428	9,060,539	—	—	—	9,131,967
Issuance of shares pursuant to share-based awards	190,000	1,900	(1,900)	—	—	—	—
Net loss	—	—	—	—	(2,148,798)	—	(2,148,798)
Balance at December 31, 2018	64,801,517	648,015	104,972,401	(581,519)	(60,350,449)	(7,806,605)	36,881,843
Share-based compensation	—	—	496,209	—	—	—	496,209
Issuance of shares pursuant to share-based awards	166,667	1,667	198,333	—	—	—	200,000
Net loss	—	—	—	—	(4,034,035)	—	(4,034,035)
Balance at March 31, 2019	64,968,184	$649,682	$105,666,943	$(581,519)	$(64,384,484)	$(7,806,605)	$33,544,017

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(4,115,610)	$(6,182,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,213	84,394
Amortization of intangible assets	158,184	154,617
Noncash change in right-of-use assets	154,325	—
Noncash interest expense	2,306,387	2,536,695
Share-based compensation	1,296,178	913,465
Deferred income taxes	(198,944)	24,710
Provision for obsolete inventory	229,047	51,924
Change in fair value of derivative liabilities	(75,000)	403,000
Other	7,500	122,433
Changes in current assets and liabilities:
Increase in accounts receivable	(1,837,178)	(54,603)
Increase in inventory	(2,597,964)	(748,095)
Increase in prepaid expenses and other assets	(962,470)	(73,589)
Increase (decrease) in accounts payable	1,110,928	(656,527)
Decrease in unearned revenue	—	(187,159)
Decrease in accrued expenses and other current liabilities	(293,429)	(391,011)
Decrease in operating lease liabilities	(183,658)	—
Net cash used in operating activities	(4,927,491)	(4,002,579)

INVESTING ACTIVITIES
Capital expenditures	(54,680)	(644)
Net cash used in investing activities	(54,680)	(644)

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees	—	9,400,000
Payment of costs related to public offering	—	(268,033)
Proceeds from sale of shares under common stock purchase agreement	1,227,000	—
Installment payments on SWK credit agreement	(944,612)	(3,191,717)
Proceeds from stock option exercises	408,632	200,000
Proceeds from premium finance agreement	836,780	—
Installment payments on premium finance agreement	(277,965)	—
Cash paid for debt portion of finance lease	(5,302)	—
Net cash provided by financing activities	1,244,533	6,140,250

Net (decrease) increase in cash	(3,737,638)	2,137,027
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,295,152	3,759,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,557,514	$5,896,536

Supplemental disclosure of noncash activities:
Right-of-use assets recorded in exchange for lease liabilities	$1,229,926	$—
Amortization of deferred costs related to common stock purchase agreement	$34,759	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The accompanying condensed consolidated balance sheet as of September 30, 2019 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2020 and cash flows for the six months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2020.

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

Principles of consolidation and nature of operations:  Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (“APP”) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the October 31, 2016 acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer healthcare product, the FC2 Female Condom/FC2 Internal Condom® (“FC2”). The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company focused on oncology and urology with multiple drug products under clinical development. Most of the Company’s net revenues during the three and six months ended March 31, 2020 and 2019 were derived from sales of FC2.

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

Other comprehensive loss:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and six months ended March 31, 2020 and 2019, comprehensive loss is equivalent to the reported net loss.

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

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under its common stock purchase agreement with Aspire Capital Fund, LLC (see Note 9).

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended March 31, 2020 and 2019.

As of March 31, 2020 and September 30, 2019, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2020 and 2019:

	Six Months Ended
	March 31,
	2020	2019

Beginning balance	$3,625,000	$2,426,000
Change in fair value of derivative liabilities	(75,000)	403,000
Ending balance	$3,550,000	$2,829,000

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of March 31, 2020 and September 30, 2019:

Weighted Average (range, if applicable)
Valuation Methodology	Significant Unobservable Input	March 31, 2020	September 30, 2019

Monte Carlo Simulation	Estimated change of control dates	December 2020 to December 2021	September 2020 to December 2021
	Discount rate	16.7% to 21.0%	14.4% to 16.8%
	Probability of change of control	10% to 90%	10% to 90%

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

The Company’s revenue is from direct product sales of FC2 in the global public sector, sales of FC2 in the U.S. prescription channel, and sales of PREBOOST® medicated wipes for prevention of premature ejaculation. The following table presents net revenues from these three categories:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
FC2
Public sector	$2,569,644	$4,249,652	$6,943,438	$8,134,004
U.S. prescription channel	6,952,627	2,594,271	13,003,757	5,034,316
Total FC2	9,522,271	6,843,923	19,947,195	13,168,320
PREBOOST®	420,833	132,192	573,925	179,604
Net revenues	$9,943,104	$6,976,115	$20,521,120	$13,347,924

The following table presents net revenue by geographic area:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

United States	$7,674,849	$2,596,281	$14,166,003	$5,645,884
Zimbabwe	—	*	—	1,948,304
Brazil	*	1,098,000	*	*
Other	2,268,255	3,281,834	6,355,117	5,753,736
Net revenues	$9,943,104	$6,976,115	$20,521,120	$13,347,924

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balances sheets, was approximately $508,000 and $249,000 at March 31, 2020 and September 30, 2019, respectively.

The Company records an unearned revenue liability if a customer pays consideration for product that was shipped by the Company but revenue recognition criteria have not been met under the terms of a contract. Unearned revenue is recognized as revenue after control of the product is transferred to the customer and all revenue recognition criteria have been met. The Company had no unearned revenue at March 31, 2020 or September 30, 2019.

The Company recognized revenue of $299,000 and $221,000 during the six months ended March 31, 2020 and 2019, respectively, after satisfying its contract obligations and transferring control for previously recorded contract liabilities or unearned revenue.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 180 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company classified approximately $1.1 million and $300,000 of trade receivables with its distributor in Brazil as long-term as of March 31, 2020 and September 30, 2019, respectively, because payment was expected in greater than one year. The long-term portion of trade receivables is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

The components of accounts receivable consist of the following at March 31, 2020 and September 30, 2019:

	March 31,	September 30,
	2020	2019

Trade receivables, gross	$7,013,027	$5,410,165
Less: allowance for doubtful accounts	(25,643)	(33,143)
Less: allowance for sales and payment term discounts	(84,743)	(49,623)
Less: long-term trade receivables*	(1,100,625)	(306,342)
Accounts receivable, net	$5,802,016	$5,021,057

*Included in other assets on the accompanying unaudited condensed consolidated balance sheets

At March 31, 2020 and at September 30, 2019, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At March 31, 2020, three customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 81% of net accounts receivable and long-term trade receivables in the aggregate. At September 30, 2019, two customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 66% of net accounts receivable and long-term trade receivables in the aggregate.

For the three months ended March 31, 2020, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 80% of the Company’s net revenues in the aggregate. For the three months ended March 31, 2019, there were four customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 82% of the Company’s net revenues in the aggregate.

For the six months ended March 31, 2020, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 71% of the Company’s net revenues in the aggregate. For the six months ended March 31, 2019, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 66% of the Company’s net revenues in the aggregate.

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

The table below summarizes the change in the allowance for doubtful accounts for the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31,
	2020	2019

Beginning balance	$33,143	$36,201
Charges to expense	—	—
Charge-offs	(7,500)	—
Ending balance	$25,643	$36,201

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

Inventory consisted of the following at March 31, 2020 and September 30, 2019:

	March 31,	September 30,
	2020	2019
FC2:
Raw material	$665,134	$426,590
Work in process	49,684	187,970
Finished goods	5,386,041	3,157,952
FC2, gross	6,100,859	3,772,512
Less: inventory reserves	(84,536)	(125,106)
Inventory, net	$6,016,323	$3,647,406

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

Plant and equipment consisted of the following at March 31, 2020 and September 30, 2019:

	Estimated	March 31,	September 30,
	Useful Life	2020	2019
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,748,604	$2,716,647
Office equipment, furniture and fixtures	3 - 10 years	817,951	795,228
Leasehold improvements	3 - 8 years	298,886	298,886
Total plant and equipment		3,865,441	3,810,761
Less: accumulated depreciation and amortization		(3,533,079)	(3,458,866)
Plant and equipment, net		$332,362	$351,895

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets are as follows at March 31, 2020:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$645,641	$1,754,359
Covenants not-to-compete	500,000	244,048	255,952
Total intangible assets with finite lives	2,900,000	889,689	2,010,311
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$889,689	$20,010,311

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2019:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$523,172	$1,876,828
Covenants not-to-compete	500,000	208,333	291,667
Total intangible assets with finite lives	2,900,000	731,505	2,168,495
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$731,505	$20,168,495

For the three months ended March 31, 2020 and 2019, amortization expense was approximately $79,000 and $77,000,  respectively. For the six months ended March 31, 2020 and 2019, amortization expense was approximately $158,000 and $155,000, respectively.

Goodwill

The carrying amount of goodwill at March 31, 2020 and September 30, 2019 was $6.9 million. There was no change in the balance during the six months ended March 31, 2020 and 2019.

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

At March 31, 2020 and September 30, 2019, the Credit Agreement liability consisted of the following:

	March 31,	September 30,
	2020	2019

Aggregate repayment obligation	$17,650,000	$17,650,000
Less: cumulative payments	(6,522,697)	(5,578,085)
Less: unamortized discounts	(2,884,396)	(4,590,974)
Less: unamortized deferred issuance costs	(67,798)	(107,910)
Credit agreement, excluding embedded derivative liability, net	8,175,109	7,373,031
Add: embedded derivative liability at fair value (see Note 3)	821,000	899,000
Credit agreement, net	8,996,109	8,272,031
Credit agreement, short-term portion	(6,662,842)	(5,385,649)
Credit agreement, long-term portion	$2,333,267	$2,886,382

The short-term portion of the Credit Agreement represents the aggregate of the estimated quarterly revenue-based payments payable during the 12-month periods subsequent to March 31, 2020 and September 30, 2019, respectively.

At March 31, 2020 and September 30, 2019, the Residual Royalty Agreement liability consisted of the following:

	March 31,	September 30,
	2020	2019

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	1,333,215	773,518
Residual royalty agreement liability, excluding embedded derivative liability	1,679,215	1,119,518
Add: embedded derivative liability at fair value (see Note 3)	2,729,000	2,726,000
Residual royalty agreement liability	$4,408,215	$3,845,518

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three and six months ended March 31, 2020 and 2019, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Amortization of discounts	$844,592	$1,107,622	$1,706,578	$2,265,828
Accretion of residual royalty agreement	300,519	123,946	559,697	216,297
Amortization of deferred issuance costs	19,851	26,704	40,112	54,570
Interest expense	$1,164,962	$1,258,272	$2,306,387	$2,536,695

Premium Finance Agreement

On November 1, 2019, the Company entered into a Premium Finance Agreement to finance $837,000 of its directors and officers liability insurance premium at an annual percentage rate of 4.18%. The financing is payable in three quarterly installments of principal and interest, which began on January 1, 2020. The balance of the insurance premium liability is $559,000 as of March 31, 2020 and is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at March 31, 2020 and September 30, 2019. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at March 31, 2020 and September 30, 2019.

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

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued a warrant to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrant”). The Financial Advisor Warrant has a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrant vested upon issuance and remains outstanding at March 31, 2020.

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

During the six months ended March 31, 2020, we sold 300,000 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $1.2 million. As a result of these sales, we recorded approximately $35,000 of deferred costs to additional paid-in capital.

Since inception of the Purchase Agreement through March 31, 2020, we sold an aggregate of 4,017,010 shares of common stock to Aspire Capital resulting in proceeds to the Company of $7.8 million. As of March 31, 2020, the amount remaining under the Purchase Agreement was $7.2 million. Subsequent to March 31, 2020, we sold 400,000 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $1.3 million.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 304,457 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at approximately $347,000. This amount and related expenses of approximately $78,000, which total approximately $425,000, were recorded as deferred costs. The unamortized amount of deferred costs of approximately $203,000 and $238,000 at March 31, 2020 and September 30, 2019, respectively, is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three and six months ended March 31, 2020 and 2019, we recorded share-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Cost of sales	$16,425	$7,778	$30,970	$15,730
Selling, general and administrative	480,628	407,426	952,323	734,435
Research and development	184,627	81,005	312,885	163,300
Share-based compensation	$681,680	$496,209	$1,296,178	$913,465

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 24, 2020, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 11.0 million. As of March 31, 2020, 5,876,321 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of March 31, 2020, 70,181 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three and six months ended March 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Weighted Average Assumptions:
Expected volatility	65.66%	65.45%	63.13%	66.88%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.62%	2.27%	1.63%	2.59%
Expected term (in years)	6.0	5.9	5.9	5.7
Fair value of options granted	$1.84	$0.90	$1.14	$0.85

During the three and six months ended March 31, 2020 and 2019, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at March 31, 2020:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2019	7,027,989	$1.58
Granted	2,228,827	$1.97
Exercised	(436,748)	$1.67
Forfeited	(176,028)	$1.51
Outstanding at March 31, 2020	8,644,040	$1.68	8.25	$13,781,911
Exercisable at March 31, 2020	3,342,581	$1.48	7.36	$5,973,380

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended March 31, 2020 of $3.27, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the six months ended March 31, 2020 and 2019 was approximately $1.1 million and $48,000, respectively. Cash received from options exercised during the six months ended March 31, 2020 and 2019 was approximately $409,000 and $200,000, respectively. During the six months ended March 31, 2020, 223,415 options were exercised using the cashless exercise feature available under the 2017 Plan and 2018 Plan, which resulted in the issuance of 143,958 shares of common stock.

As of March 31, 2020, the Company had unrecognized compensation expense of approximately $4.1 million related to unvested stock options. This expense is expected to be recognized over approximately three years.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of March 31, 2020, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures. The Company’s leases have remaining lease terms of less than one year to six years, which include the option to extend a lease when the Company is reasonably certain to exercise that option. The Company does not have any leases that have not yet commenced as of March 31, 2020. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842.

The components of the Company’s lease cost were as follows for the three and six months ended March 31, 2020:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$2,179	$4,357
Interest on lease liabilities	1,379	2,859
Operating lease cost	121,106	253,680
Short-term lease cost	1,863	3,726
Variable lease cost	33,671	67,136
Sublease income	(44,845)	(89,689)
Total lease cost	$115,353	$242,069

The Company paid cash of $244,000 for amounts included in the measurement of operating lease liabilities during the six months ended March 31, 2020.

The Company’s operating lease ROU assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020. The Company’s finance lease ROU asset was $39,000 as of March 31, 2020 and is included in property and equipment, net on the accompanying unaudited condensed consolidated balance sheet. The current and long-term finance lease liabilities were $20,000 and $17,000, respectively, and are included in accrued expenses and other current liabilities and other liabilities, respectively, on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020.

Other information related to the Company’s leases as of March 31, 2020 was as follows:

March 31, 2020
Operating Leases
Weighted-average remaining lease term	4.3
Weighted-average discount rate	12.01%
Finance Leases
Weighted-average remaining lease term	1.9
Weighted average discount rate	13.86%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of March 31, 2020, maturities of lease liabilities were as follows:

	Operating	Finance	Sublease
	Leases	Leases	Income
Fiscal year ended September 30,
2020	$211,163	$10,812	$97,081
2021	428,848	22,199	198,668
2022	347,841	9,496	203,584
2023	293,045	—	190,749
2024	189,335	—	—
Thereafter	162,672	—	—
Total lease payments	1,632,904	42,507	$690,082
Less imputed interest	(362,819)	(5,498)
Total lease liabilities	$1,270,085	$37,009

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
Fiscal year ended September 30,
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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) repealed the alternative minimum tax (“AMT”) for corporations. The law provides that AMT carryovers can be utilized to reduce or eliminate the tax liability in subsequent years or to obtain a tax refund. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, accelerates the ability to claim a refund of the entire refundable credit to 2018 with an election when filing. The Tax Act previously allowed a 50% refundable credit for tax years beginning in 2018 through 2020, with a 100% credit refund in 2021. At March 31, 2020, the Company has $0.5 million of AMT credit carryovers in prepaid expenses and other current assets due to the expectation, as a result of the CARES Act, that the AMT credits will be refundable over the next year.

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

A reconciliation of income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Income tax benefit at U.S. federal statutory rates	$(198,166)	$(841,862)	$(908,354)	$(1,273,685)
State income tax benefit, net of federal benefits	(15,347)	(199,521)	(70,347)	(301,863)
Effect of foreign income tax rates	23,832	4,830	66,386	(3,527)
Effect of deemed dividend and repatriation tax	(34,331)	32,318	16,120	63,627
Change in valuation allowance	89,741	1,028,063	682,451	1,651,193
Other, net	1,131	1,339	3,861	(18,080)
Income tax (benefit) expense	$(133,140)	$25,167	$(209,883)	$117,665

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2020	2019
Deferred tax assets:
Federal net operating loss carryforwards	$8,966,965	$8,971,569
State net operating loss carryforwards	1,690,205	1,689,536
Foreign net operating loss carryforwards – U.K.	10,622,504	10,486,476
Foreign capital allowance – U.K.	103,400	103,400
Share-based compensation	1,007,166	804,378
Interest expense	524,852	—
Other, net – U.K.	50,781	50,781
Other, net – U.S.	420,636	434,764
Gross deferred tax assets	23,386,509	22,540,904
Valuation allowance for deferred tax assets	(10,512,660)	(9,830,209)
Net deferred tax assets	12,873,849	12,710,695
Deferred tax liabilities:
In-process research and development	(4,072,740)	(4,072,740)
Developed technology	(396,947)	(424,657)
Covenant not-to-compete	(57,913)	(65,993)
Other, net – Malaysia	(3,865)	(3,865)
Other, net – U.S.	(6,376)	(6,376)
Net deferred tax liabilities	(4,537,841)	(4,573,631)
Net deferred tax asset	$8,336,008	$8,137,064

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	March 31,	September 30,
	2020	2019

Deferred tax asset – U.K.	$8,632,613	$8,433,669
Total deferred tax asset	$8,632,613	$8,433,669

Deferred tax liability – U.S.	$(292,740)	$(292,740)
Deferred tax liability – Malaysia	(3,865)	(3,865)
Total deferred tax liability	$(296,605)	$(296,605)

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

The Company's operating income (loss) by segment is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Commercial	$6,186,211	$2,801,740	$11,989,804	$6,160,921
Research and development	(3,866,775)	(2,888,361)	(9,113,156)	(5,250,184)
Corporate	(2,619,114)	(2,037,969)	(4,960,719)	(4,047,054)
Operating loss	$(299,678)	$(2,124,590)	$(2,084,071)	$(3,136,317)

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

Note 16 – Subsequent Events

There are many uncertainties regarding the current COVID-19 pandemic. The Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and distribution channels. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the three months ended March 31, 2020, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations; however, we will continue to monitor the COVID-19 situation and its impact on our business closely and expect to reevaluate the timing of our anticipated clinical trials as the impact of COVID-19 on our industry becomes more clear.

The CARES Act established the Paycheck Protection Program (“PPP”), which authorizes forgivable loans to small businesses. Pursuant to the CARES Act, the loan will be fully forgiven if the funds are used for payroll costs, rent and utilities, subject to certain conditions, including maintaining employees and maintaining salary levels. Loans made under the PPP have a maturity of 2 years and an interest rate of 1%. Prepayments may be made without penalty. In April 2020, the Company received loan funding of approximately $540,000 under the PPP. As of the date of this report, the Company has not terminated any employees in the U.S. due to the COVID-19 pandemic. The Company intends to use the proceeds from the PPP to pay salaries for its U.S.-based employees and to pay rent and utilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc., The Prostate Cancer Company, is an oncology and urology biopharmaceutical company developing novel medicines for the management of prostate cancer.

The Company’s prostate cancer pipeline includes VERU-111, zuclomiphene citrate, and VERU-100.

VERU-111 is an oral, next-generation, first-in-class small molecule that targets alpha and beta tubulin subunits to disrupt microtubules in cells to treat metastatic prostate cancer patients whose disease is resistant to both castration and novel androgen-blocking agents (e.g., abiraterone or enzalutamide). VERU-111 is being evaluated in men with metastatic castration and androgen-blocking agent resistant prostate cancer in two portions of an ongoing open label clinical trial: the Phase 1b portion and the Phase 2 portion. Recently we announced positive results from the fully enrolled but ongoing Phase 1b portion of the Phase 1b/2 VERU-111 trial for prostate cancer. The Phase 1b portion of the Phase 1b/2 clinical study enrolled 39 men with metastatic castration-resistant prostate cancer who have also become resistant to at least one novel androgen blocking agent from 7 clinical sites in the United States. A standard 3x3 design was used to establish the maximum tolerated dose (MTD), to select a recommended clinical dose for Phase 2 study, and to assess preliminary evidence of antitumor activity of VERU-111. Oral dosing escalated from 4.5mg to 81mg (7 days of dosing followed by 14 days of no drug each 21-day cycle and expanded to 21 days of continuous dosing per cycle). As for safety, the MTD of VERU-111 was determined to be 72mg (3 of 11 men had reversible Grade 3 diarrhea). No Grade 3 diarrhea was observed at doses less than 72 mg per day. At doses of VERU-111 of 63 mg and lower per day, mild to moderate nausea, vomiting, diarrhea and fatigue were the most common adverse events. There were no reports of neurotoxicity and no neutropenia at doses 63 mg and lower oral daily dosing continuous for 21 days per cycle. Preliminary antitumor activity was assessed by serum PSA and standard local imaging with bone and CT scans. In the eight men that received at least four 21-day cycles of oral VERU-111 at any dose, based upon their 21-day cycle baseline PSA levels, 6/8 (75%) had decreases in their PSA levels, 4 patients (50%) demonstrated a greater than or equal to 30% decline, and 2 patients (25%) had a greater than or equal to 50% decline in serum PSA. Based upon PCWG3 and Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 criteria, objective tumor responses were seen in 2 patients (25%) (soft tissue and bone) and 5/8 patients (63%) had stable disease. Objective tumor responses and PSA declines lasted longer than 12 weeks. The primary endpoint used in pivotal efficacy studies for the treatment of metastatic castration-resistant prostate cancer is median time to cancer progression by imaging (bone and CT scans). In the current study, median duration of response, or time to cancer progression, has not been reached since 7 out of 8 of the men are still being treated on the study with an average duration of response of 10 months (range is 6-14 months). There are an additional 3 subjects on study that have not yet completed four 21-day cycles; therefore, a total of 10 men are still on study. The Phase 2 portion of the trial is currently enrolling men who have metastatic castration resistant prostate cancer and who have also become resistant to novel androgen blocking agents, such as abiraterone or enzalutamide, but prior to proceeding to IV chemotherapy, also referred to as the prechemotherapy stage. In addition, based on the Phase 1b safety and efficacy clinical data, the Company plans to meet with the FDA next quarter to reach agreement on the registration Phase 3 design for the treatment of men with metastatic castration resistant prostate cancer who also have failed one androgen blocking agent (enzalutamide or abiraterone). We also plan to present an update of the Phase 1b/2 clinical data at a future major scientific meeting.

Zuclomiphene citrate is an oral nonsteroidal estrogen receptor agonist that has successfully completed a Phase 2 trial (Stage 1 testing placebo, Zuclomiphene 10mg, and Zuclomiphene 50 mg) to treat hot flashes, a common side effect caused by androgen deprivation therapy (ADT) in men with advanced prostate cancer. Following an End of Phase 2 meeting with the FDA, the Company plans to advance zuclomiphene citrate to a Phase 3 clinical trial in men with advanced prostate cancer who experience moderate to severe hot flashes with a potential start date in late calendar year 2020.

VERU-100 is a novel, proprietary peptide formulation for ADT with multiple potential beneficial clinical attributes addressing the shortfalls of current FDA-approved ADT formulations for the treatment of advanced prostate cancer. VERU-100 is a long-acting gonadotropin-releasing hormone (GnRH) antagonist designed to be administered as a small volume subcutaneous 3-month depot injection without a loading dose. VERU-100 will immediately suppress testosterone with no testosterone surge upon initial or repeated administration—a problem which occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. There are no GnRH antagonists commercially approved beyond a one-month injection. VERU-100 is anticipated to enter a Phase 2 dose-finding study with a potential start date in the third quarter of calendar year 2020.

Recently the Company announced that it has received FDA permission to initiate a Phase 2 clinical trial to assess the efficacy of VERU-111, a microtubule depolymerization agent, in combating COVID-19, the global pandemic disease caused by the novel coronavirus SARS-CoV-2. VERU-111 is an oral, first-in-class microtubule depolymerization agent that targets the colchicine binding site of alpha and beta tubulin subunits to inhibit microtubules and is currently under clinical development in prostate cancer. Drugs that target microtubules have broad antiviral activity by disrupting the intracellular transport of viruses such as SARS CoV-2, along microtubules. Microtubule trafficking is critical for viruses to cause infection. Furthermore, microtubule depolymerization agents that target alpha and beta tubulin subunits of microtubules also have strong anti-inflammatory effects including the potential to treat the cytokine release syndrome (cytokine storm) induced by the SARS-CoV-2 viral infection that seems to be associated with high COVID-19 mortality rates. The Company met with the FDA and received agreement on the clinical development program for VERU-111 as a potential dual antiviral and anti-inflammatory agent to combat COVID-19 under the new FDA program, Coronavirus Treatment Acceleration Program (CTAP). The Phase 2 clinical trial is a double-blind randomized (1:1) placebo-controlled trial evaluating daily oral doses of VERU-111 versus placebo for 21 days in 40 hospitalized patients (VERU-111 20 subjects and placebo 20 subjects) who tested positive for the SARS-CoV-2 virus and are at high risk for Acute Respiratory Distress Syndrome (ARDS). The primary efficacy endpoint will be the proportion of patients that are alive and without respiratory failure at Day 29.  Secondary endpoints include the measured improvements on the WHO Disease Severity Scale (8-point ordinal scale) which captures COVID-19 disease symptoms and signs including hospitalization to progression of pulmonary symptoms to mechanical ventilation as well as death. The Phase 2 COVID-19 study will evaluate an 18mg oral daily dosing single treatment for 21 days. Because of the urgent need for effective and timely therapeutics to combat COVID-19, the Company has applied for significant grant funding through both The Biomedical Advanced Research and Development Authority of the US Department of Health and Human Services (BARDA) and The Defense Advanced Research Projects Agency of the US Department of Defense (DARPA) to expedite the clinical development program of VERU-111 for COVID-19. There can be no assurances that any such grant funding will be provided.

The Company is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology such as TADFIN® for the administration of tadalafil 5mg and finasteride 5mg combination formulation dosed daily to treat urinary tract symptoms caused by BPH. Tadalafil (CIALIS®) is currently approved for treatment of benign prostatic hyperplasia (BPH) and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company had a successful pre-NDA meeting with the FDA and the expected submission of the NDA for TADFIN® is the fourth quarter of calendar year 2020 or early 2021. The Company is also developing a Tamsulosin XR formulation which is a formulation of tamsulosin, the active ingredient in FLOMAX®, which the Company has designed to avoid the “food effect” inherent in currently marketed versions of the drug, allowing for potentially safer administration and improved patient compliance.

The Company's commercial products include FC2, an FDA-approved product for the dual protection against unintended pregnancy and sexually transmitted infections, and the PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The Company’s Female Health Company Division markets and sells FC2 commercially and in the public health sector both in the U.S. and globally. In the U.S., FC2 is available by prescription through the Company’s multiple telemedicine and internet pharmacy partners and retail pharmacies, as well as OTC through the Company’s website at www.fc2.us.com. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. PREBOOST® is marketed online in the U.S. through an exclusive marketing arrangement under the Roman® Swipes brand name by Roman Health Ventures Inc. Roman is a leading telemedicine company that sells men’s health products via the internet website www.getroman.com.

In October 2016, we completed the APP Acquisition. Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2 in the public sector. Most of the Company’s net revenues are currently derived from sales of FC2 in the public and commercial sectors.

Recent Developments

In December 2019, a novel strain of coronavirus was reported to have emerged in Wuhan, China. COVID-19, the disease caused by the coronavirus, has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the COVID-19 outbreak.

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, the United Kingdom and Malaysia, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. In addition and in an attempt to slow the rapid growth of the COVID-19 infection rate, many governments around the world, including in the United States at the federal, state and local levels as well as in the United Kingdom and Malaysia, have imposed mandatory sheltering in place and social distancing restrictions that severely limit the ability of its citizens to travel freely and to conduct activities.

The COVID-19 pandemic has substantially impacted the global healthcare system, including the conduct of clinical trials. Many healthcare systems have restructured operations to prioritize caring for those suffering from COVID-19 and to limit or cease other activities. The severe burden on healthcare systems caused by this pandemic has also impaired the ability of many research sites to start new clinical trials or to enroll new patients in clinical trials. The imposed mandatory sheltering in place and social distancing restrictions may delay the recruitment of patients and impede their ability to effectively participate in such trials. Significant fees may also be owed to contract research organizations associated with starting and stopping clinical trials, typically more so than delaying the start of a clinical trial. For these and other reasons, Veru has decided to postpone initiation of the first Phase 3 trial for zuclomiphene citrate until at least the end of calendar year 2020 or until such time as there is additional clarity and certainty surrounding the impact of the COVID-19 pandemic on the healthcare system.

The Phase 1b portion of our ongoing VERU-111 clinical trial is fully enrolled. As for the Phase 2 portion of the VERU-111 clinical trial, discontinuation would disrupt treatment of patients' advanced prostate cancer. Therefore, the VERU-111 Phase 2 study for metastatic castration resistant prostate cancer is currently enrolling as planned. However, there is a risk that changing circumstances relating to the COVID-19 pandemic may not allow our healthcare clinical trial investigators, their healthcare facilities or other necessary parties to continue to participate in these trials through completion.

In addition to its impact on our clinical trials, COVID-19 has had, and will likely continue to have, a significant impact on our operations. On March 16, 2020, the Malaysian government issued an order closing non-essential businesses in that country due to the COVID-19 pandemic. As a result, the sole facility where the Company manufactures FC2 was unable to manufacture or ship product starting March 16, 2020. Because FC2 is a health product, the Company received an exemption to reopen the facility with limited staff to ship existing inventory on March 27, 2020, to reopen for manufacturing with 50% of the regular number of workers and social distancing requirements on April 20, 2020 and to return to 100% of the regular number of workers but continued social distancing requirements on May 4, 2020. The Company has had a sufficient quantity of FC2 outside of Malaysia to continue to satisfy customer demand, and with the facility reopening the Company does not expect to have issues with supply of FC2. However, if the Company's Malaysian manufacturing facility encounters labor or raw material shortages, transportation delays or other issues, our ability to supply product to our customers could be disrupted. The sole supplier of the nitrile polymer sheath for FC2 has recently been prioritizing production of surgical gloves during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. Malaysian ports are currently open for shipment but at limited capacity, and the Company may also encounter issues shipping product into key markets. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2 and PREBOOST. For example, sales of FC2 could be impacted in the U.S. prescription market if insurance coverage is affected by job losses and in the Global Public Sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. To protect the health and safety of our workforce, we have closed our offices in the United States and the United Kingdom and our personnel have been working remotely. Travel between our facilities in the United States, the United Kingdom and Malaysia has also been restricted.

Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations; however, we will continue to monitor the COVID-19 situation and its impact on our business closely and expect to reevaluate the timing of our anticipated clinical trials as the impact of COVID-19 on our industry becomes more clear.

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

The Company classified approximately $1.1 million and $300,000 of trade receivables with its distributor in Brazil as long-term as of March 31, 2020 and September 30, 2019, respectively, because payment was expected in greater than one year.

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

FC2 Unit Sales.  Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2020	2019	2018	2017	2016

October 1 — December 31	10,070,700	7,382,524	4,399,932	6,389,320	15,380,240
January 1 — March 31	6,884,472	9,792,584	4,125,032	4,549,020	9,163,855
April 1 — June 30	—	10,876,704	10,021,188	8,466,004	10,749,860
July 1 — September 30	—	9,842,020	6,755,124	6,854,868	6,690,080
Total	16,955,172	37,893,832	25,301,276	26,259,212	41,984,035

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

Operating Expenses.  The Company manufactures FC2 at its Malaysian facility. The Company's cost of sales consists primarily of direct material costs, direct labor costs and indirect production and distribution costs. Direct material costs include raw materials used to make FC2, principally a nitrile polymer. Indirect production costs include logistics, quality control and maintenance expenses, as well as costs for electricity and other utilities. All the key components for the manufacture of FC2 are essentially available from either multiple sources or multiple locations within a source.

Conducting research and development is central to our business model. Since the completion of the APP Acquisition we have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $3.9 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. Our research and development expenses were $9.2 million and $5.3 million for the six months ended March 31, 2020 and 2019, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

The Company generated net revenues of $9.9 million and net loss of $0.8 million, or $(0.01) per basic and diluted common share, for the three months ended March 31, 2020, compared to net revenues of $7.0 million and net loss of $4.0 million, or $(0.07) per basic and diluted common share, for the three months ended March 31, 2019. Net revenues increased 43% year over year.

FC2 net revenues represented 96% of total net revenues for the three months ended March 31, 2020. FC2 net revenues increased 39% year over year. There was a 30% decrease in total FC2 unit sales and an increase in FC2 average sales price per unit of 98%. The principal factor for the increase in the FC2 average sales price per unit compared to prior year was the increase in net revenues in the U.S. prescription channel. The Company experienced an increase of 168% in FC2 net revenues in the U.S. prescription channel and a decrease of 40% in FC2 net revenues in the global public sector.

Cost of sales increased to $2.5 million in the three months ended March 31, 2020 from $2.4 million in the three months ended March 31, 2019 primarily due to an increase in labor, transportation, and equipment maintenance costs.

Gross profit increased to $7.4 million in the three months ended March 31, 2020 from $4.6 million in the three months ended March 31, 2019. Gross profit margin for the 2020 period was 75% of net revenues, compared to 66% of net revenues for the 2019 period. The increase in the gross profit margin is primarily due to the increase in sales in the U.S. prescription channel, which is at a higher average sales price.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public sector. The Company is experiencing a significant increase in revenue from sales in the U.S. prescription channel, which is helping grow net revenues quarter to quarter and year to year. The Company anticipates that its largest U.S. telemedicine customer may reduce its orders in the third quarter of fiscal 2020, which could adversely affect net revenues and gross profit margin.

Research and development expenses increased to $3.9 million in the three months ended March 31, 2020 from $2.9 million in the same period in fiscal 2019. The increase is primarily due to increased costs associated with the in-process research and development projects and increased personnel costs.

Selling, general and administrative expenses remained consistent at $3.8 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $1.2 million in the three months ended March 31, 2020, which is comparable with $1.3 million in the three months ended March 31, 2019.

Income associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.5 million in the three months ended March 31, 2020 compared to expense of $0.6 million in the three months ended March 31, 2019.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The income tax benefit in the second quarter of fiscal 2020 was $133,000, compared to income tax expense of $25,000 in the second quarter of fiscal 2019. The increase in the income tax benefit of $158,000 is primarily due to a decrease in the change in the valuation allowance of $0.9 million, partially offset by a decrease in the income tax benefit of $0.8 million related to the decrease in the loss before income taxes during the current period.

SIX MONTHS ENDED MARCH 31, 2020 COMPARED TO SIX MONTHS ENDED MARCH 31, 2019

The Company generated net revenues of $20.5 million and net loss of $4.1 million, or $(0.06) per basic and diluted common share, for the six months ended March 31, 2020, compared to net revenues of $13.3 million and net loss of $6.2 million, or $(0.10) per basic and diluted common share, for the six months ended March 31, 2019. Net revenues increased 54% year over year.

FC2 net revenues represented 97% of total net revenues for the six months ended March 31, 2020. FC2 net revenues increased 51% year over year. There was a 1% decrease in total FC2 unit sales and an increase in FC2 average sales price per unit of 53%. The principal factor for the increase in the FC2 average sales price per unit compared to prior year was the increase in net revenues in the U.S. prescription channel. The Company experienced an increase in FC2 net revenues of 158% in the U.S. prescription channel and a decrease of 15% in FC2 net revenues in the global public sector.

Cost of sales increased to $5.8 million in the six months ended March 31, 2020 from $4.1 million in the six months ended March 31, 2019 primarily due to an increase in labor, transportation, and equipment maintenance costs.

Gross profit increased to $14.7 million in the six months ended March 31, 2020 from $9.3 million in the six months ended March 31, 2019. Gross profit margin for the fiscal 2020 period was 72% of net revenues, compared to 69% of net revenues for the fiscal 2019 period. The increase in the gross profit margin is primarily due to the increase in sales in the U.S. prescription channel, which is at a higher average sales price.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public sector. The Company is experiencing a significant increase in revenue from sales in the U.S. prescription channel, which is helping grow net revenues quarter to quarter and year to year. The Company anticipates that its largest U.S. telemedicine customer may reduce its orders in the third quarter of fiscal 2020, which could adversely affect net revenues and gross profit margin.

Research and development expenses increased to $9.2 million in the six months ended March 31, 2020 from $5.3 million in the same period in fiscal 2019. The increase is primarily due to increased costs associated with the in-process research and development projects and increased personnel costs.

Selling, general and administrative expenses increased to $7.6 million in the six months ended March 31, 2020 from $7.1 million in the six months ended March 31, 2019. The increase is primarily due to increased personnel, personnel costs, and related benefits.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $2.3 million in the six months ended March 31, 2020, which is comparable with $2.5 million in the six months ended March 31, 2019.

Income associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $75,000 in the six months ended March 31, 2020 compared to expense of $0.4 million in the six months ended March 31, 2019.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The income tax benefit in the first six months of fiscal 2020 was $0.2 million, compared to income tax expense of $0.1 million in the first six months of fiscal 2019. The increase in the income tax benefit of $0.3 million is primarily due to a decrease in the change in the valuation allowance of $1.0 million, partially offset by a decrease in the income tax benefit of $0.6 million related to the decrease in the loss before income taxes during the current period and a decrease of $70,000 for the effect of lower foreign income tax rates.

Liquidity and Sources of Capital

Liquidity

Our cash on hand at March 31, 2020 was $2.6 million, compared to $6.3 million at September 30, 2019. At March 31, 2020, the Company had working capital of $0.6 million and stockholders’ equity of $31.1 million compared to working capital of $2.8 million and stockholders’ equity of $32.3 million as of September 30, 2019. The decrease in working capital is primarily due to an increase in the current portion of the Credit Agreement liability and the recognition of a current liability for operating leases as a result of the Company’s adoption of the new lease accounting standard, as described in Note 1 to the financial statements included in this report.

We have incurred quarterly operating losses since the fourth quarter of fiscal 2016 and anticipate that we will continue to consume cash and incur substantial net losses as we develop our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part II, Item 1A of this Form 10-Q and Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company's effective shelf registration statement on Form S-3 (File No. 333-221120) (the “Shelf Registration Statement”). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under the Purchase Agreement with Aspire Capital. See Part II, Item 1A of this Form 10-Q and Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for a description of certain risks related to our ability to raise capital on acceptable terms.

Operating activities

Our operating activities used cash of $4.9 million in the six months ended March 31, 2020. Cash used in operating activities included a net loss of $4.1 million, adjustments for noncash items totaling $4.0 million and changes in operating assets and liabilities of $4.8 million. Adjustments for noncash items primarily consisted of $2.3 million of noncash interest expense, $1.3 million of share-based compensation, and $0.2 million for the write-down of obsolete inventory. The decrease in cash from changes in operating assets and liabilities included an increase in accounts receivable of $1.8 million, an increase in inventories of $2.6 million, an increase in prepaid expenses and other current assets of $1.0 million, and a decrease in accrued expenses and other current liabilities of $0.3 million. These were offset by an increase in accounts payable of $1.1 million.

Our operating activities used cash of $4.0 million in the six months ended March 31, 2019. Cash used in operating activities included a net loss of $6.2 million, adjustments for noncash items totaling $4.3 million and changes in operating assets and liabilities of $2.1 million. Adjustments for noncash items primarily consisted of $2.5 million of noncash interest expense related to the Credit Agreement and Residual Royalty Agreement, $0.9 million of share-based compensation, and $0.4 million of expense due to the increase in fair value of the derivative liabilities. The decrease in cash from changes in operating assets and liabilities included decreases in accounts payable and accrued expenses of $1.0 million and an increase in inventories of $0.7 million.

Investing activities

Net cash used in investing activities in the six months ended March 31, 2020 was $55,000 and was primarily associated with capital expenditures at our U.K. and Malaysia locations.

Financing activities

Net cash provided by financing activities in the six months ended March 31, 2020 was $1.2 million and consisted of $1.2 million from the sale of shares under the Purchase Agreement with Aspire Capital (see discussion below), proceeds from the Premium Finance Agreement of $0.8 million, which were used to finance the Company’s directors and officers liability insurance premium, and proceeds from stock option exercises of $0.4 million, less payments on the Credit Agreement (see discussion below) of $0.9 million and payments on the Premium Finance Agreement of $0.3 million.

Net cash provided by financing activities in the six months ended March 31, 2019 was $6.1 million and consisted of net proceeds from the underwritten public offering of the Company’s common stock of $9.1 million (see discussion below) and proceeds from stock option exercises of $0.2 million, less payments on the Credit Agreement totaling $3.2 million.

Sources of Capital

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.1 million after deducting underwriting discounts and commissions and costs paid by the Company. All the shares sold in the offering were by the Company. The offering was made pursuant to the Shelf Registration Statement.

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

The Company made total payments under the Credit Agreement of $0.9 million and $3.2 million during the six months ended March 31, 2020 and 2019, respectively. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to March 31, 2020 will be approximately $6.7 million.

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

During the six months ended March 31, 2020, we sold 300,000 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $1.2 million. Since inception of the Purchase Agreement through March 31, 2020, we sold 4,017,010 shares of common stock to Aspire Capital resulting in proceeds to the Company of $7.8 million. Subsequent to March 31, 2020, we sold 400,000 shares of common stock to Aspire Capital under the Purchase Agreement resulting in proceeds to the Company of $1.3 million. As of May 11, 2020, the amount remaining under the Purchase Agreement was $5.9 million.

U.S. Small Business Administration’s Paycheck Protection Program

In April 2020, the Company was approved for a loan under the U.S. Small Business Administration’s (the “SBA”) Paycheck Protection Program established by the CARES Act in the amount of $0.5 million (the “PPP Loan”). The PPP Loan proceeds were received on April 20, 2020. The PPP Loan has a maturity of two years and an interest rate of 1%. Payments on the PPP Loan are deferred for six months. Pursuant to the CARES Act, the PPP Loan will be fully forgiven if the funds are used for payroll costs, rent and utilities, subject to certain conditions, including maintaining employees and maintaining salary levels. As of the date of this report, the Company has not terminated any employees in the U.S. due to the COVID-19 pandemic. The Company intends to use the proceeds of the PPP Loan to pay salaries for its U.S.-based employees and to pay rent and utilities. The amount of the PPP Loan that might be forgiven is not known at this time.

Fair Value Measurements

As of March 31, 2020 and September 30, 2019, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, except for the following additional risk factors. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, and there is significant uncertainty regarding the COVID-19 pandemic and its impact on the economic environment and our business which could affect the risk factors set forth below and in the Form 10-K.

Due to the COVID-19 pandemic, we may find it difficult to effectively recruit new clinical trial patients in a timely manner and to partner with clinical trial investigators and sites, which could delay or prevent us from proceeding with, or otherwise adversely affect, clinical trials of our drug candidates.

Identifying and qualifying patients to participate in, and partnering with investigators and sites to run, clinical trials of our drug candidates is critical to the timely completion of our clinical trials. Patients may be unwilling to participate in our clinical trials because of the ongoing COVID-19 pandemic. The severe burden on healthcare systems caused by the COVID-19 pandemic has also impaired the ability of many research sites to start new clinical trials or to enroll new patients in clinical trials. The imposed mandatory sheltering in place and social distancing restrictions may delay the recruitment of patients and impede their ability to effectively participate in such trials. Significant fees may also be owed to contract research organizations associated with starting and stopping clinical trials, typically more so than delaying the start of a clinical trial. For these and other reasons, the Company has made the decision to postpone initiation of the first Phase 3 trial for zuclomiphene citrate until at least the end of calendar year 2020 or until such time as there is additional clarity and certainty surrounding the impact of the COVID-19 pandemic on the healthcare system. We plan to continue the Phase 1b portion of our ongoing VERU-111 clinical trial, which is fully enrolled, and to continue enrolling for the Phase 2 portion of the VERU-111 clinical trial as discontinuation would disrupt treatment of patients' advanced prostate cancer. Patients enrolling in our VERU-111 clinical trial have not been able to access hospitals for imaging scans due to COVID-19. If they continue to lack such access, our VERU-111 clinical trial could be delayed.

There is a risk that changing circumstances relating to the COVID-19 pandemic may not allow our healthcare clinical trial investigators, their healthcare facilities or other necessary parties to continue to participate in our clinical trials through completion or may delay the initiation of planned clinical trials. Any delays related to clinical trials could result in increased costs, delays in advancing our drug candidates, delays in testing the effectiveness of our drug candidates or termination of the clinical trials altogether.

Disruptions at the FDA caused by the COVID-19 pandemic could delay or prevent new drugs from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent the FDA from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Disruptions at the FDA caused by the COVID-19 pandemic may slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. The FDA has also prioritized the review of submissions relating to COVID-19. The FDA may adopt other restrictions or policy measures in response to the COVID-19 pandemic or issue guidance materially affecting the conduct of clinical trials. If global health concerns continue to prevent the FDA from conducting its regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The COVID-19 pandemic has disrupted, and may continue to disrupt, our operations and the operations of our suppliers and customers.

In December 2019, a novel strain of coronavirus was reported to have emerged in Wuhan, China. COVID-19, the disease caused by the coronavirus, has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the COVID-19 outbreak. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

If COVID-19 continues to spread and to affect economic activity in the United States and other markets in which we conduct business, we may experience disruptions that could severely impact our business, including:

•	if our Malaysian manufacturing facility is closed again our ability to supply product to our customers could be disrupted;

•	we may encounter labor or raw material shortages, transportation delays or other issues at our Malaysian manufacturing facility;

•	our personnel may not be able to travel between our facilities in the United States, the United Kingdom and Malaysia, which may impact our ability to effectively oversee our international operations;

•

customer demand for FC2 and PREBOOST may be adversely affected, including with respect to FC2 in the U.S. prescription market if insurance coverage is affected by job losses and in the Global Public Sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic;

•

our customers, including in the global public health sector, may reduce orders or delay paying their accounts receivable balances due to liquidity issues, spending priorities or other issues related to the COVID-19 pandemic;

•	there may be limitations in employee resources, potentially including key executives, because of sickness of employees or their families or the desire of employees to avoid contact;

•	we may face delays in receiving approval from the FDA or other applicable regulatory authorities in connection with our clinical trials;

•	there may be delays or difficulties in enrolling patients in our clinical trials or in recruiting clinical site investigators and staff;

•	there may be delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in shipping;

•

there may be changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, to incur unexpected costs, or to discontinue the clinical trials altogether;

•

healthcare resources may be diverted away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

key clinical trial activities may be interrupted, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or the clinical research organizations or clinical trial sites’ own risks related to the COVID-19 outbreak, which could affect the integrity of clinical data or the conduct of the trial;

•

participants enrolled in our clinical trials could acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

necessary interactions with local regulators, ethics committees and other important agencies and contractors may be delayed due to limitations in employee resources or forced furlough of government employees; and

•	the FDA may refuse to accept data from clinical trials in affected geographies.

Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, and it is possible that its effect on our business and operations will significantly worsen in the future.

COVID-19 and its impact on the economic environment and capital markets could adversely affect our access to capital when needed.

We expect to incur significant expenditures over the next several years to support our preclinical and clinical development activities, particularly with respect to clinical trials for certain of our drug candidates and to commence the commercialization of our drug candidates. Market volatility resulting from the COVID-19 pandemic or other factors could adversely affect our ability to access capital as and when needed and could also adversely affect the terms of a financing. If sales of FC2 decline due to the current economic environment, supply constraints or other issues, we may need additional financing to make up for reduced cash flows from our FC2 business. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate some of our research and development activities or we may be unable to take advantage of future business opportunities.

Our pursuit of a COVID-19 treatment candidate is at an early stage. We may be unable to produce a drug that successfully treats the virus in a timely manner, if at all.

We recently announced that we have received FDA permission to initiate a Phase 2 clinical trial to assess the efficacy of VERU-111, a microtubule depolymerization agent, in combating COVID-19. Our development of a COVID-19 treatment is in its early stages, and we may be unable to produce a drug that successfully treats the virus in a timely manner, if at all. We are also committing financial resources and personnel to the development of a COVID-19 treatment which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatment, if developed, may not be partially or fully effective.

Government entities may take actions that directly or indirectly have the effect of limiting opportunities for VERU-111 as a COVID-19 treatment.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, which may have the effect of increasing the number of competitors and/or providing advantages to competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share if we develop a COVID-19 treatment. COVID-19 treatments may also be subject to government pricing controls, which could adversely affect the profitability of any COVID-19 treatment we are able to develop and commercialize.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received proceeds of approximately $540,000 from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. The PPP Loan matures in April 2022 and bears annual interest at a rate of 1.0%. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 2022 any principal amount outstanding on the PPP Loan as of October 2020. A portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, or damages or could be required to repay the PPP Loan in its entirety.  In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

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

10.1

Veru Inc. 2018 Equity Incentive Plan (as amended and restated effective March 24, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on March 26, 2020.*

10.2	Form of Non-Qualified Stock Option Grant Agreement under Veru Inc. 2018 Equity Incentive Plan. *, **

10.3	Form of Non-Qualified Stock Option Grant Agreement under Veru Inc. 2017 Equity Incentive Plan. *, **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **, ***

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: May 13, 2020

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: May 13, 2020

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer