Form 10-Q
period 2020-06-30
VERU INC.
filed 2020-08-13
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, the registrant had 69,863,681 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, debt repayments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing and plans, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect, " "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "should, " "will," "would" or the negative of these terms or other words of similar meaning. These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

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

•

a governmental tender award, including our 2018 South Africa tender award, indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units, and as a result government ministries or other public health sector customers may order and purchase fewer units than the full maximum tender amount;

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

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$15,394,423	$6,295,152
Accounts receivable, net	4,144,351	5,021,057
Inventory, net	5,194,442	3,647,406
Prepaid expenses and other current assets	2,125,730	1,843,297
Total current assets	26,858,946	16,806,912
Plant and equipment, net	315,456	351,895
Operating lease right-of-use assets	1,012,951	—
Deferred income taxes	8,628,006	8,433,669
Intangible assets, net	19,931,219	20,168,495
Goodwill	6,878,932	6,878,932
Other assets	1,562,126	988,867
Total assets	$65,187,636	$53,628,770

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,772,990	$3,124,751
Accrued research and development costs	2,277,491	2,475,490
Accrued compensation	2,196,043	1,597,197
Accrued expenses and other current liabilities	1,745,811	1,436,888
Credit agreement, short-term portion	6,599,095	5,385,649
Residual royalty agreement liability, short-term portion	356,346	—
Operating lease liability, short-term portion	425,136	—
Total current liabilities	17,372,912	14,019,975
Credit agreement, long-term portion	—	2,886,382
Residual royalty agreement liability, long-term portion	5,407,007	3,845,518
Operating lease liability, long-term portion	808,401	—
Deferred income taxes	292,740	296,605
Other liabilities	27,469	247,154
Total liabilities	23,908,529	21,295,634

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at June 30, 2020 and September 30, 2019	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 72,047,385 and 67,221,951 shares issued and 69,863,681 and 65,038,247 shares outstanding at June 30, 2020 and September 30, 2019, respectively	720,474	672,220
Additional paid-in-capital	126,306,764	110,268,057
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(77,360,007)	(70,219,017)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	41,279,107	32,333,136
Total liabilities and stockholders' equity	$65,187,636	$53,628,770

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenues	$10,321,754	$9,727,060	$30,842,874	$23,074,984

Cost of sales	3,802,636	3,155,902	9,618,163	7,250,895

Gross profit	6,519,118	6,571,158	21,224,711	15,824,089

Operating expenses:
Research and development	4,436,496	4,866,114	13,666,730	10,138,524
Selling, general and administrative	3,475,474	3,547,046	11,034,904	10,663,884
Total operating expenses	7,911,970	8,413,160	24,701,634	20,802,408

Operating loss	(1,392,852)	(1,842,002)	(3,476,923)	(4,978,319)

Non-operating (expenses) income:
Interest expense	(1,169,692)	(1,091,276)	(3,476,079)	(3,627,971)
Change in fair value of derivative liabilities	(169,000)	157,000	(94,000)	(246,000)
Other (expense) income, net	(53,334)	1,744	(63,369)	12,588
Total non-operating expenses	(1,392,026)	(932,532)	(3,633,448)	(3,861,383)

Loss before income taxes	(2,784,878)	(2,774,534)	(7,110,371)	(8,839,702)

Income tax expense (benefit)	240,502	(458)	30,619	117,207

Net loss	$(3,025,380)	$(2,774,076)	$(7,140,990)	$(8,956,909)

Net loss per basic and diluted common share outstanding	$(0.05)	$(0.04)	$(0.11)	$(0.14)

Basic and diluted weighted average common shares outstanding	66,728,782	62,917,362	65,709,139	62,745,355

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2019	67,221,951	$672,220	$110,268,057	$(581,519)	$(70,219,017)	$(7,806,605)	$32,333,136
Share-based compensation	—	—	614,498	—	—	—	614,498
Issuance of shares pursuant to share-based awards	867	8	(8)	—	—	—	—
Net loss	—	—	—	—	(3,305,101)	—	(3,305,101)
Balance at December 31, 2019	67,222,818	672,228	110,882,547	(581,519)	(73,524,118)	(7,806,605)	29,642,533
Share-based compensation	—	—	681,680	—	—	—	681,680
Issuance of shares pursuant to share-based awards	356,424	3,564	405,068	—	—	—	408,632
Sale of shares under common stock purchase agreement	300,000	3,000	1,224,000	—	—	—	1,227,000
Amortization of deferred costs	—	—	(34,759)	—	—	—	(34,759)
Net loss	—	—	—	—	(810,509)	—	(810,509)
Balance at March 31, 2020	67,879,242	678,792	113,158,536	(581,519)	(74,334,627)	(7,806,605)	31,114,577
Share-based compensation	—	—	685,314	—	—	—	685,314
Shares issued in connection with common stock purchase agreement	212,130	2,121	678,816	—	—	—	680,937
Sale of shares under common stock purchase agreement	3,842,070	38,421	12,134,578	—	—	—	12,172,999
Amortization of deferred costs	—	—	(356,172)	—	—	—	(356,172)
Issuance of shares pursuant to common stock purchase warrants	109,143	1,092	(1,092)	—	—	—	—
Issuance of shares pursuant to share-based awards	4,800	48	6,784	—	—	—	6,832
Net loss	—	—	—	—	(3,025,380)	—	(3,025,380)
Balance at June 30, 2020	72,047,385	$720,474	$126,306,764	$(581,519)	$(77,360,007)	$(7,806,605)	$41,279,107

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2018	57,468,660	$574,687	$95,496,506	$(581,519)	$(58,201,651)	$(7,806,605)	$29,481,418
Share-based compensation	—	—	417,256	—	—	—	417,256
Shares issued in connection with public offering of common stock, net of fees and costs	7,142,857	71,428	9,060,539	—	—	—	9,131,967
Issuance of shares pursuant to share-based awards	190,000	1,900	(1,900)	—	—	—	—
Net loss	—	—	—	—	(2,148,798)	—	(2,148,798)
Balance at December 31, 2018	64,801,517	648,015	104,972,401	(581,519)	(60,350,449)	(7,806,605)	36,881,843
Share-based compensation	—	—	496,209	—	—	—	496,209
Issuance of shares pursuant to share-based awards	166,667	1,667	198,333	—	—	—	200,000
Net loss	—	—	—	—	(4,034,035)	—	(4,034,035)
Balance at March 31, 2019	64,968,184	649,682	105,666,943	(581,519)	(64,384,484)	(7,806,605)	33,544,017
Share-based compensation	—	—	468,207	—	—	—	468,207
Sale of shares under common stock purchase agreement	2,000,000	20,000	3,580,000	—	—	—	3,600,000
Amortization of deferred costs	—	—	(101,981)	—	—	—	(101,981)
Issuance of shares pursuant to share-based awards	34,299	343	(343)	—	—	—	—
Net loss	—	—	—	—	(2,774,076)	—	(2,774,076)
Balance at June 30, 2019	67,002,483	$670,025	$109,612,826	$(581,519)	$(67,158,560)	$(7,806,605)	$34,736,167

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(7,140,990)	$(8,956,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,883	126,084
Amortization of intangible assets	237,276	231,926
Noncash change in right-of-use assets	240,282	—
Noncash interest expense	3,476,079	3,627,971
Share-based compensation	1,981,492	1,381,672
Deferred income taxes	(198,202)	20,413
Provision for obsolete inventory	227,982	112,498
Change in fair value of derivative liabilities	94,000	246,000
Other	7,500	148,674
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	194,471	(791,272)
Increase in inventory	(1,775,018)	(941,188)
Increase in prepaid expenses and other assets	(4,794)	(68,578)
Increase (decrease) in accounts payable	648,239	(46,894)
Decrease in unearned revenue	—	(187,159)
Increase in accrued expenses and other current liabilities	556,330	566,557
Decrease in operating lease liabilities	(243,514)	—
Net cash used in operating activities	(1,588,984)	(4,530,205)

INVESTING ACTIVITIES
Capital expenditures	(73,444)	(74,948)
Net cash used in investing activities	(73,444)	(74,948)

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees	—	9,400,000
Payment of costs related to public offering	—	(268,033)
Proceeds from sale of shares under common stock purchase agreement	13,399,999	3,600,000
Installment payments on SWK credit agreement	(3,325,180)	(4,047,207)
Proceeds from stock option exercises	415,464	200,000
Proceeds from premium finance agreement	836,780	—
Installment payments on premium finance agreement	(555,920)	—
Cash paid for debt portion of finance lease	(9,444)	—
Net cash provided by financing activities	10,761,699	8,884,760

Net increase in cash	9,099,271	4,279,607
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,295,152	3,759,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,394,423	$8,039,116

Supplemental disclosure of noncash activities:
Right-of-use assets recorded in exchange for lease liabilities	$1,253,233	$—
Shares issued in connection with common stock purchase agreement	$680,937	$—
Increase in other assets from accrued expenses	$50,284	$—
Amortization of deferred costs related to common stock purchase agreement	$390,931	$101,981

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The accompanying condensed consolidated balance sheet as of September 30, 2019 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2020 and cash flows for the nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2020.

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

Principles of consolidation and nature of operations:  Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the completion of the October 31, 2016 acquisition (the “APP Acquisition”) of APP through the merger of a wholly owned subsidiary of the Company into APP, the Company had been a single product company engaged in marketing, manufacturing and distributing a consumer healthcare product, the FC2 Female Condom/FC2 Internal Condom® (FC2). The completion of the APP Acquisition transitioned the Company into a biopharmaceutical company focused on oncology and urology with multiple drug products under clinical development. Most of the Company’s net revenues during the three and nine months ended June 30, 2020 and 2019 were derived from sales of FC2.

Reclassifications:  Certain prior period amounts on the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Leases:  Leases are classified as either operating or finance leases at inception. A right-of-use (ROU) asset and corresponding lease liability are established at an amount equal to the present value of fixed lease payments over the lease term at the commencement date. The ROU asset includes any initial direct costs incurred and lease payments made at or before the commencement date and is reduced by lease incentive payments. The Company has elected not to separate the lease and nonlease components for all classes of underlying assets. The Company uses its incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases that do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest that the Company would be charged to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company determines the incremental borrowing rates for its leases by adjusting the risk-free interest rate with a credit risk premium corresponding to the Company’s credit rating.

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

Government grants:  U.S. GAAP for profit-oriented entities does not define government grants nor is there specific guidance applicable to government grants. Under the Company’s accounting policy for government grants and consistent with non-authoritative guidance, government grants are recognized as a reduction of the related expense. Government grants are recognized when there is reasonable assurance that the Company has met the requirements of the grant and there is reasonable assurance that the grant will be received. Grants that compensate the Company for expenses incurred are recognized as a reduction of the related expenses in the same period in which the expenses are recognized. The Company has elected to treat forgivable loans from a government as a government grant when it is probable that the Company will meet the terms for forgiveness of the loan.

Other comprehensive loss:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and nine months ended June 30, 2020 and 2019, comprehensive loss is equivalent to the reported net loss.

Recently Issued Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842),  which requires that lessees recognize an ROU asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. ASU 2016-02 distinguishes leases as either a finance lease or an operating lease, which affects how the leases are measured and presented in the statement of operations and statement of cash flows, and requires disclosure of key information about leasing arrangements. A modified retrospective transition approach is required upon adoption.  In July 2018, the FASB issued ASU No. 2018‑10, Codification Improvements to Topic 842, Leases to clarify the implementation guidance and ASU No. 2018‑11, Leases (Topic 842) Targeted Improvements. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors to address certain implementation issues facing lessors when adopting ASU 2016‑02. In March 2019, the FASB issued ASU 2019‑01, Leases (Topic 842): Codification Improvements to address, among other things, certain transition disclosure requirements subsequent to the adoption of ASU 2016‑02.

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

In June 2018, the FASB issued ASU 2018‑07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The purpose of ASU 2018-07 is to expand the scope of Topic 718, Compensation—Stock Compensation (which previously only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company has issued share-based payments to nonemployees in the past but is not able to predict the amount of future share-based payments to nonemployees, if any. We adopted ASU 2018-07 effective October 1, 2019. The adoption of ASU 2018‑07 did not have a material impact on our consolidated financial statements and related disclosures.

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

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company's current effective shelf registration statement on Form S-3 (File No. 333-239493). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under its common stock purchase agreement with Aspire Capital Fund, LLC (see Note 9).

Note 3 – Fair Value Measurements

FASB Accounting Standards Codification (ASC) Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended June 30, 2020 and 2019.

As of June 30, 2020 and September 30, 2019, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2020 and 2019:

	Nine Months Ended
	June 30,
	2020	2019

Beginning balance	$3,625,000	$2,426,000
Change in fair value of derivative liabilities	94,000	246,000
Ending balance	$3,719,000	$2,672,000

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of June 30, 2020 and September 30, 2019:

Weighted Average (range, if applicable)
Valuation Methodology	Significant Unobservable Input	June 30, 2020	September 30, 2019

Monte Carlo Simulation	Estimated change of control dates	June 2021 to June 2022	September 2020 to December 2021
	Discount rate	13.3% to 14.9%	14.4% to 16.8%
	Probability of change of control	10% to 90%	10% to 90%

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

The Company’s revenue is from direct product sales of FC2 in the global public health sector, sales of FC2 in the U.S. prescription channel, and sales of PREBOOST® medicated wipes for prevention of premature ejaculation. The following table presents net revenues from these three categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
FC2
Public health sector	$4,254,197	$4,905,874	$11,197,635	$13,039,878
U.S. prescription channel	5,391,523	4,377,862	18,395,280	9,412,177
Total FC2	9,645,720	9,283,736	29,592,915	22,452,055
PREBOOST®	676,034	443,324	1,249,959	622,929
Net revenues	$10,321,754	$9,727,060	$30,842,874	$23,074,984

The following table presents net revenue by geographic area:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

United States	$6,396,762	$5,548,987	$20,575,515	$11,234,870
South Africa	1,182,225	*	*	*
Zimbabwe	*	*	*	2,558,308
Other	2,742,767	4,178,073	10,267,359	9,281,806
Net revenues	$10,321,754	$9,727,060	$30,842,874	$23,074,984

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balances sheets, was approximately $249,000 at June 30, 2020 and September 30, 2019.

The Company records an unearned revenue liability if a customer pays consideration for product that was shipped by the Company but revenue recognition criteria have not been met under the terms of a contract. Unearned revenue is recognized as revenue after control of the product is transferred to the customer and all revenue recognition criteria have been met. The Company had no unearned revenue at June 30, 2020 or September 30, 2019.

The Company recognized revenue of $804,000 and $723,000 during the nine months ended June 30, 2020 and 2019, respectively, after satisfying its contract obligations and transferring control for previously recorded contract liabilities or unearned revenue.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 180 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company classified approximately $800,000 and $300,000 of trade receivables with its distributor in Brazil as long-term as of June 30, 2020 and September 30, 2019, respectively, because payment was expected in greater than one year. The long-term portion of trade receivables is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

The components of accounts receivable consist of the following at June 30, 2020 and September 30, 2019:

	June 30,	September 30,
	2020	2019

Trade receivables, gross	$5,038,398	$5,410,165
Less: allowance for doubtful accounts	(25,643)	(33,143)
Less: allowance for sales and payment term discounts	(67,779)	(49,623)
Less: long-term trade receivables*	(800,625)	(306,342)
Accounts receivable, net	$4,144,351	$5,021,057

*Included in other assets on the accompanying unaudited condensed consolidated balance sheets

At June 30, 2020 and at September 30, 2019, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At June 30, 2020, three customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 76% of net accounts receivable and long-term trade receivables in the aggregate. At September 30, 2019, two customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 66% of net accounts receivable and long-term trade receivables in the aggregate.

For the three months ended June 30, 2020, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 72% of the Company’s net revenues in the aggregate. For the three months ended June 30, 2019, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 63% of the Company’s net revenues in the aggregate.

For the nine months ended June 30, 2020, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 74% of the Company’s net revenues in the aggregate. For the nine months ended June 30, 2019, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 64% of the Company’s net revenues in the aggregate.

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

The table below summarizes the change in the allowance for doubtful accounts for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30,
	2020	2019

Beginning balance	$33,143	$36,201
Charges to expense	—	—
Charge-offs	(7,500)	(3,058)
Ending balance	$25,643	$33,143

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

Inventory consisted of the following at June 30, 2020 and September 30, 2019:

	June 30,	September 30,
	2020	2019
FC2:
Raw material	$750,688	$426,590
Work in process	127,693	187,970
Finished goods	4,268,944	3,157,952
FC2, gross	5,147,325	3,772,512
Less: inventory reserves	(29,331)	(125,106)
FC2, net	5,117,994	3,647,406
PREBOOST®
Finished goods	76,448	—
Inventory, net	$5,194,442	$3,647,406

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

Plant and equipment consisted of the following at June 30, 2020 and September 30, 2019:

	Estimated	June 30,	September 30,
	Useful Life	2020	2019
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,766,179	$2,716,647
Office equipment, furniture and fixtures	3 - 10 years	819,140	795,228
Leasehold improvements	3 - 8 years	298,886	298,886
Total plant and equipment		3,884,205	3,810,761
Less: accumulated depreciation and amortization		(3,568,749)	(3,458,866)
Plant and equipment, net		$315,456	$351,895

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets are as follows at June 30, 2020:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$706,876	$1,693,124
Covenants not-to-compete	500,000	261,905	238,095
Total intangible assets with finite lives	2,900,000	968,781	1,931,219
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$968,781	$19,931,219

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2019:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$523,172	$1,876,828
Covenants not-to-compete	500,000	208,333	291,667
Total intangible assets with finite lives	2,900,000	731,505	2,168,495
Acquired in-process research and development assets	18,000,000	—	18,000,000
Total intangible assets	$20,900,000	$731,505	$20,168,495

For the three months ended June 30, 2020 and 2019, amortization expense was approximately $79,000 and $77,000,  respectively. For the nine months ended June 30, 2020 and 2019, amortization expense was approximately $237,000 and $232,000, respectively.

Goodwill

The carrying amount of goodwill at June 30, 2020 and September 30, 2019 was $6.9 million. There was no change in the balance during the nine months ended June 30, 2020 and 2019.

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

At June 30, 2020 and September 30, 2019, the Credit Agreement liability consisted of the following:

	June 30,	September 30,
	2020	2019

Aggregate repayment obligation	$17,650,000	$17,650,000
Less: cumulative payments	(8,903,265)	(5,578,085)
Remaining repayment obligation	8,746,735	12,071,915
Less: unamortized discounts	(2,102,227)	(4,590,974)
Less: unamortized deferred issuance costs	(49,413)	(107,910)
Credit agreement, excluding embedded derivative liability, net	6,595,095	7,373,031
Add: embedded derivative liability at fair value (see Note 3)	4,000	899,000
Credit agreement, net	6,599,095	8,272,031
Credit agreement, short-term portion	(6,599,095)	(5,385,649)
Credit agreement, long-term portion	$—	$2,886,382

The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12‑month period subsequent to June 30, 2020 will be approximately $8.2 million under the Credit Agreement.

At June 30, 2020 and September 30, 2019, the Residual Royalty Agreement liability consisted of the following:

	June 30,	September 30,
	2020	2019

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	1,702,353	773,518
Residual royalty agreement liability, excluding embedded derivative liability	2,048,353	1,119,518
Add: embedded derivative liability at fair value (see Note 3)	3,715,000	2,726,000
Total residual royalty agreement liability	5,763,353	3,845,518
Residual royalty agreement liability, short-term portion	(356,346)	—
Residual royalty agreement liability, long-term portion	$5,407,007	$3,845,518

The short-term portion of the Residual Royalty Agreement liability represents the aggregate of the estimated quarterly royalty payments payable during the 12-month period subsequent to June 30, 2020.

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three and nine months ended June 30,  2020 and 2019, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Amortization of discounts	$782,169	$922,144	$2,488,747	$3,187,972
Accretion of residual royalty agreement	369,138	147,223	928,835	363,520
Amortization of deferred issuance costs	18,385	21,909	58,497	76,479
Interest expense	$1,169,692	$1,091,276	$3,476,079	$3,627,971

Premium Finance Agreement

On November 1, 2019, the Company entered into a Premium Finance Agreement to finance $837,000 of its directors and officers liability insurance premium at an annual percentage rate of 4.18%. The financing is payable in three quarterly installments of principal and interest, which began on January 1, 2020. The balance of the insurance premium liability is $281,000 as of June 30, 2020 and is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at June 30, 2020 and September 30, 2019. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at June 30, 2020 and September 30, 2019.

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.1 million after deducting underwriting discounts and commissions and costs paid by the Company. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s 2017 shelf registration statement on Form S-3 (File No. 333-221120).

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued warrants to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrants”). The Financial Advisor Warrants have a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrants vested upon issuance. During the three months ended June 30, 2020, one of the Financial Advisor Warrants to purchase 258,538 shares of the Company’s common stock was exercised using the cashless exercise feature, resulting in the issuance of 109,143 shares of common stock. As of June 30, 2020, an aggregate of 2,326,841 shares of common stock remain available for purchase under the Financial Advisor Warrants.

Aspire Capital Purchase Agreements

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Concurrently with entering into the 2020 Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to prepare and file under the Securities Act of 1933 one or more prospectus supplement for the sale or potential sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2020 Purchase Agreement.

Under the 2020 Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of the Company’s common stock per business day at a per share price (the “Purchase Price”) equal to the lesser of the lowest sale price of the Company’s common stock on the purchase date or the average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

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

In consideration for entering into the 2020 Purchase Agreement, concurrently with the execution of the 2020 Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs.

Upon execution of the 2020 Purchase Agreement, the Company issued and sold 1,644,737 shares of common stock to Aspire Capital under the 2020 Purchase Agreement, resulting in proceeds to the Company of $5 million. As a result of this sale, we recorded approximately $153,000 of deferred costs to additional paid-in capital. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at June 30, 2020 is included in other assets on the accompanying unaudited condensed consolidated balance sheet.

Effective June 26, 2020, upon the execution of the 2020 Purchase Agreement, the Company’s prior purchase agreement with Aspire Capital dated December 29, 2017 (the “2017 Purchase Agreement”) was terminated. Under the 2017 Purchase Agreement, the Company had the right, upon the terms and subject to the conditions and limitations set forth therein, from time to time in its sole discretion during the 36-month term of the 2017 Purchase Agreement, to direct Aspire Capital to purchase up to $15.0 million of the Company’s common stock in the aggregate. As of the date of termination of the 2017 Purchase Agreement, the Company had sold an aggregate of 6,214,343 shares of common stock to Aspire Capital resulting in proceeds to the Company of $15.0 million.

During the nine months ended June 30, 2020, we sold 2,497,333 shares of common stock to Aspire Capital under the 2017 Purchase Agreement resulting in proceeds to the Company of $8.4 million. As a result of these sales, we recorded approximately $238,000 of deferred costs to additional paid-in capital.

In consideration for entering into the 2017 Purchase Agreement, concurrently with the execution of the 2017 Purchase Agreement, the Company issued to Aspire Capital 304,457 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at approximately $347,000, based on the closing price per share of the Company's common stock on the date the shares were issued. This amount and related expenses of approximately $78,000, which total approximately $425,000, were recorded as deferred costs. All deferred costs related to the 2017 Purchase Agreement have been amortized to additional paid-in capital as of June 30, 2020. The unamortized amount of deferred costs related to the 2017 Purchase Agreement of $238,000 at September 30, 2019 is included in other assets on the accompanying unaudited condensed consolidated balance sheet.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three and nine months ended June 30, 2020 and 2019, we recorded share-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Cost of sales	$7,743	$9,998	$38,713	$25,728
Selling, general and administrative	490,647	347,165	1,442,970	1,081,600
Research and development	186,924	111,044	499,809	274,344
Share-based compensation	$685,314	$468,207	$1,981,492	$1,381,672

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 24, 2020, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 11.0 million. As of June 30, 2020, 5,881,998 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of June 30, 2020, 101,747 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the nine months ended June 30, 2020 and the three and nine months ended June 30, 2019. There were no options granted during the three months ended June 30, 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted Average Assumptions:
Expected volatility	—	65.29%	63.13%	65.91%
Expected dividend yield	—	0.00%	0.00%	0.00%
Risk-free interest rate	—	2.23%	1.63%	2.37%
Expected term (in years)	—	6.0	5.9	5.9
Fair value of options granted	$—	$0.97	$1.14	$0.92

During the three and nine months ended June 30, 2020 and 2019, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at June 30, 2020:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2019	7,027,989	$1.58
Granted	2,228,827	$1.97
Exercised	(441,548)	$1.67
Forfeited and expired	(195,434)	$1.55
Outstanding at June 30, 2020	8,619,834	$1.68	8.01	$14,349,547
Exercisable at June 30, 2020	4,120,510	$1.53	7.17	$7,453,274

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended June 30, 2020 of $3.34, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the nine months ended June 30, 2020 and 2019 was approximately $1.1 million and $105,000, respectively. Cash received from options exercised during the nine months ended June 30, 2020 and 2019 was approximately $415,000 and $200,000, respectively. During the nine months ended June 30, 2020 and 2019, options to purchase 223,415 and 116,666 shares of common stock, respectively, were exercised using the cashless exercise feature available under the 2017 Plan and 2018 Plan, which resulted in the issuance of 143,958 and 34,299 shares of common stock, respectively.

As of June 30, 2020, the Company had unrecognized compensation expense of approximately $3.4 million related to unvested stock options. This expense is expected to be recognized over approximately three years.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of June 30, 2020, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures. The Company’s leases have remaining lease terms of less than one year to six years, which include the option to extend a lease when the Company is reasonably certain to exercise that option. The Company does not have any leases that have not yet commenced as of June 30, 2020. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842.

The components of the Company’s lease cost were as follows for the three and nine months ended June 30, 2020:

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Finance lease cost:
Amortization of right-of-use assets	$2,178	$6,535
Interest on lease liabilities	1,238	4,097
Operating lease cost	124,326	378,006
Short-term lease cost	1,863	5,589
Variable lease cost	24,213	91,349
Sublease income	(45,382)	(135,071)
Total lease cost	$108,436	$350,505

The Company paid cash of $350,000 for amounts included in the measurement of operating lease liabilities during the nine months ended June 30, 2020.

The Company’s operating lease ROU assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. The Company’s finance lease ROU asset was $36,000 as of June 30, 2020 and is included in property and equipment, net on the accompanying unaudited condensed consolidated balance sheet. The current and long-term finance lease liabilities were $20,000 and $12,000, respectively, and are included in accrued expenses and other current liabilities and other liabilities, respectively, on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020.

Other information related to the Company’s leases as of June 30, 2020 was as follows:

June 30, 2020
Operating Leases
Weighted-average remaining lease term	4.0
Weighted-average discount rate	12.02%
Finance Leases
Weighted-average remaining lease term	1.7
Weighted average discount rate	13.86%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of June 30, 2020, maturities of lease liabilities were as follows:

	Operating	Finance	Sublease
	Leases	Leases	Income
Fiscal year ended September 30,
2020	$129,402	$5,432	$48,745
2021	431,061	22,199	198,668
2022	350,054	9,496	203,584
2023	295,258	—	190,749
2024	191,559	—	—
Thereafter	164,725	—	—
Total lease payments	1,562,059	37,127	$641,746
Less imputed interest	(328,522)	(4,261)
Total lease liabilities	$1,233,537	$32,866

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) repealed the alternative minimum tax (AMT) for corporations. The law provides that AMT carryovers can be utilized to reduce or eliminate the tax liability in subsequent years or to obtain a tax refund. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, accelerates the ability to claim a refund of the entire refundable credit to 2018 with an election when filing. The Tax Act previously allowed a 50% refundable credit for tax years beginning in 2018 through 2020, with a 100% credit refund in 2021. At June 30, 2020, the Company has $0.5 million of AMT credit carryovers in prepaid expenses and other current assets due to the expectation, as a result of the CARES Act, that the AMT credits will be refundable over the next year.

As of September 30, 2019, the Company had U.S. federal and state net operating loss carryforwards of $42.6 million and $25.8 million, respectively, for income tax purposes with $14.4 million and $19.9 million, respectively, expiring in years 2022 to 2038 and $28.2 million and $5.9 million, respectively, which can be carried forward indefinitely. The Company’s U.K. subsidiary has U.K. net operating loss carryforwards of $61.7 million as of September 30, 2019, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Income tax benefit at U.S. federal statutory rates	$(584,825)	$(582,652)	$(1,493,179)	$(1,856,337)
State income tax benefit, net of federal benefits	(45,268)	(138,089)	(115,615)	(439,952)
Non-deductible expenses	332,230	2,269	335,869	7,052
Effect of foreign income tax rates	(16,478)	43	49,908	(3,484)
Effect of global intangible low taxed income	85,522	2,554	101,642	66,182
Change in valuation allowance	415,449	716,442	1,097,900	2,367,633
Other, net	53,872	(1,025)	54,094	(23,887)
Income tax expense (benefit)	$240,502	$(458)	$30,619	$117,207

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2020	2019
Deferred tax assets:
Federal net operating loss carryforwards	$8,854,855	$8,971,569
State net operating loss carryforwards	1,686,902	1,689,536
Foreign net operating loss carryforwards – U.K.	10,600,648	10,486,476
Foreign capital allowance – U.K.	103,400	103,400
Share-based compensation	1,116,240	804,378
Interest expense	757,141	—
Other, net – U.K.	50,781	50,781
Other, net – U.S.	592,237	434,764
Gross deferred tax assets	23,762,204	22,540,904
Valuation allowance for deferred tax assets	(10,928,109)	(9,830,209)
Net deferred tax assets	12,834,095	12,710,695
Deferred tax liabilities:
In-process research and development	(4,072,740)	(4,072,740)
Developed technology	(383,092)	(424,657)
Covenant not-to-compete	(53,872)	(65,993)
Other, net – Malaysia	17,251	(3,865)
Other, net – U.S.	(6,376)	(6,376)
Net deferred tax liabilities	(4,498,829)	(4,573,631)
Net deferred tax asset	$8,335,266	$8,137,064

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	June 30,	September 30,
	2020	2019

Deferred tax asset – U.K.	$8,610,759	$8,433,669
Deferred tax asset – Malaysia	17,247	—
Total deferred tax asset	$8,628,006	$8,433,669

Deferred tax liability – U.S.	$(292,740)	$(292,740)
Deferred tax liability – Malaysia	—	(3,865)
Total deferred tax liability	$(292,740)	$(296,605)

Note 14 – Paycheck Protection Program

The CARES Act established the Paycheck Protection Program (PPP), which authorizes forgivable loans to small businesses. Pursuant to the CARES Act, the PPP loan will be fully forgiven if the funds are used for payroll costs, rent and utilities, subject to certain conditions, including maintaining employees and maintaining salary levels. In April 2020, the Company applied for a PPP loan and received funding of approximately $540,000. During the three-month period ended June 30, 2020, the Company expended the funds received under the PPP in full on qualifying expenses, and maintained the conditions set forth by the CARES Act. The Company, given its use of the funds, believes it is probable that the PPP loan will be forgiven. As a result, the Company recorded a reduction to selling, general and administrative expenses of approximately $420,000 and a reduction to payroll-related research and development expenses of approximately $120,000 related to these funds within the unaudited condensed consolidated statement of operations for the three and nine months ended June 30, 2020.

The Company does not anticipate taking any action that would cause any portion of the PPP loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.

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

Note 16 – Industry Segments

The Company currently operates in two reporting segments: Commercial and Research and Development.  The Commercial segment consists of FC2 and PREBOOST®. The Research and Development segment consists of multiple drug products under clinical development for oncology and urology. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of non-operating expenses and income taxes. Our chief operating decision-maker (CODM) is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer.

The Company's operating income (loss) by segment is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Commercial	$5,619,168	$5,263,796	$17,608,972	$11,424,718
Research and development	(4,436,496)	(4,853,344)	(13,549,652)	(10,103,528)
Corporate	(2,575,524)	(2,252,454)	(7,536,243)	(6,299,509)
Operating loss	$(1,392,852)	$(1,842,002)	$(3,476,923)	$(4,978,319)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru Inc. is an oncology and urology biopharmaceutical company with a focus on developing novel medicines for the management of prostate cancer.

The Company’s prostate cancer pipeline includes VERU-111, VERU-100 and Zuclomiphene Citrate.

VERU-111 is an oral, first-in-class, new chemical entity that targets, crosslinks, and disrupts alpha and beta tubulin subunits of microtubules. VERU-111 is being evaluated in an open label Phase 1b and Phase 2 clinical study in men with metastatic castration and androgen-blocking agent resistant prostate cancer. The Phase 1b clinical study completed enrollment of 39 men and is ongoing. The Phase 2 clinical study is enrolling approximately 39 men who have metastatic castration resistant prostate cancer and who have also become resistant to novel androgen blocking agents, such as abiraterone or enzalutamide, but prior to proceeding to IV chemotherapy. VERU-111 is also being evaluated in a Phase 2 clinical trial to assess the efficacy of VERU-111 in combating COVID-19. Drugs like VERU-111 that target microtubules have broad antiviral activity by disrupting the intracellular transport of viruses such as SARS CoV-2, along microtubules. Microtubule trafficking is critical for viruses to cause infection. Furthermore, microtubule depolymerization agents that target alpha and beta tubulin subunits of microtubules also have strong anti-inflammatory effects including the potential to treat the cytokine release syndrome (cytokine storm) induced by the SARS-CoV-2 viral infection that seems to be associated with high COVID-19 mortality rates. The Company applied for grant funding through both The Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (BARDA) and The Defense Advanced Research Projects Agency of the U.S. Department of Defense (DARPA) to expedite the clinical development program of VERU-111 for COVID-19. Both applications were not accepted because data from the Phase 2 clinical trial are not yet available. If the clinical results of the Phase 2 clinical trial are positive, the Company intends to reapply for grant funding through BARDA and DARPA. There can be no assurances that any such grant funding will be provided.

VERU-100 is a novel, proprietary peptide formulation designed to address the current limitations of commercially available androgen deprivation therapies (ADT) for advanced prostate cancer. VERU-100 is a long-acting gonadotropin-releasing hormone (GnRH) antagonist administered as a small volume, subcutaneous 3-month depot injection without a loading dose. VERU-100 immediately suppresses testosterone with no testosterone surge upon initial or repeated administration --- a problem which occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. There are no GnRH antagonist depot formulations commercially approved beyond a one-month duration injection. A Phase 2 study to evaluate VERU-100 dosing is anticipated to begin in the fourth quarter of calendar year 2020.

Zuclomiphene citrate is an oral nonsteroidal estrogen receptor agonist being developed to treat hot flashes, a common side effect caused by ADT in men with advanced prostate cancer. Following an End of Phase 2 meeting with the FDA, the Company plans to advance Zuclomiphene Citrate to a Phase 3 clinical trial in men with advanced prostate cancer who experience moderate to severe hot flashes.

The Company is also advancing new drug formulations in its specialty pharmaceutical pipeline addressing unmet medical needs in urology such as TADFIN® for the administration of tadalafil 5mg and finasteride 5mg combination formulation dosed daily to treat urinary tract symptoms caused by benign prostatic hyperplasia (BPH). Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company had a successful pre-NDA meeting with the FDA and the expected submission of the NDA for TADFIN® is the fourth quarter of calendar year 2020 or early 2021. The Company is also developing a Tamsulosin XR formulation, which is a formulation of tamsulosin, the active ingredient in FLOMAX®, that the Company has designed to avoid the “food effect” inherent in currently marketed versions of the drug, allowing for potentially safer administration and improved patient compliance.

The Company's commercial products include FC2, an FDA-approved product for the dual protection against unintended pregnancy and sexually transmitted infections, and the PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The Company’s Female Health Company Division markets and sells FC2 commercially and in the public health sector both in the U.S. and globally. In the U.S., FC2 is available by prescription through the Company’s multiple telemedicine and internet pharmacy partners and retail pharmacies. It is also available to public health sector entities such as state departments of health and 501(c)(3) organizations. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. PREBOOST® is marketed online in the U.S. through a marketing arrangement under the Roman® Swipes brand name by Roman Health Ventures Inc. Roman is a leading telemedicine company that sells men’s health products via the internet website www.getroman.com.

In October 2016, we completed our acquisition of Aspen Park Pharmaceuticals (the “APP Acquisition”). Prior to the completion of the APP Acquisition, the Company had been a single product company, focused on manufacturing, marketing and selling FC2 in the public health sector. Most of the Company’s net revenues are currently derived from sales of FC2 in the public health and commercial sectors.

COVID-19 Environment

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

The Phase 1b portion of our ongoing VERU-111 clinical trial is fully enrolled. As for the Phase 2 portion of the VERU-111 clinical trial, discontinuation would disrupt treatment of patients' advanced prostate cancer. Therefore, the VERU-111 Phase 2 study for metastatic castration resistant prostate cancer is currently enrolling as planned. However, there is a risk that changing circumstances relating to the COVID-19 pandemic may not allow our healthcare clinical trial investigators, their healthcare facilities, or other necessary parties to continue to participate in these trials through completion.

COVID-19 has had, and will likely continue to have, an impact on our operations. On March 16, 2020, the Malaysian government issued an order closing non-essential businesses in that country due to the COVID-19 pandemic. As a result, the sole facility where the Company manufactures FC2 was unable to manufacture or ship product starting March 16, 2020. Because FC2 is a health product, the Company received an exemption to reopen the facility with limited staff to ship existing inventory on March 27, 2020, to reopen for manufacturing with 50% of the regular number of workers and social distancing requirements on April 20, 2020 and to return to 100% of the regular number of workers but continued social distancing requirements on May 4, 2020. The Company has had a sufficient quantity of FC2 outside of Malaysia to continue to satisfy customer demand, and with the facility reopening the Company does not expect to have issues with supply of FC2. The Company has adopted measures to protect the employees at its Malaysian facility, to respond in the event an employee at the facility is determined to have tested positive for COVID-19, and to mitigate the impact of COVID-19 on the Company’s Malaysian manufacturing operations. However, no such measures can eliminate risks relating to the COVID-19 pandemic, and if the Company’s Malaysian manufacturing facility encounters labor or raw material shortages, transportation delays or other issues, our ability to supply product to our customers could be disrupted.

The sole supplier of the nitrile polymer sheath for FC2 has recently been prioritizing production of surgical gloves during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. Malaysian ports are currently open for shipment but at limited capacity, and the Company may also encounter issues shipping product into key markets or through freight or other carriers. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2 and PREBOOST. For example, sales of FC2 could be impacted in the U.S. prescription market if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. During the quarter ended June 30, 2020, the COVID-19 pandemic did not have a material net impact on our consolidated operating results.

To protect the health and safety of our workforce, we have closed our offices in the United States and the United Kingdom and our personnel have been working remotely. Travel between our facilities in the United States, the United Kingdom and Malaysia has also been restricted. As of the date of this report, our operations have not been significantly impacted by such remote work requirements and travel restrictions.

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

Sales of FC2 in the public health and commercial sectors

FC2 Public Health Sector.  FC2’s use is for the prevention of HIV/AIDS and other sexually transmitted diseases and family planning, and the global public health sector has been the Company’s main market for FC2. Within the global public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

Purchasing patterns for FC2 in the public health sector vary significantly from one customer to another and may reflect factors other than simple demand. For example, some governmental agencies purchase FC2 through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity. Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by WHO, unit pricing and delivery timetable). Bidders have a limited period of time in which to submit bids. Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder. The entire tender process, from publication to award, may take many months to complete, including administrative actions or appeals. A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units. Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount. Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments. Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand. Administrative issues, politics, bureaucracy, exchange rate risk, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public health sector customers. As a result, the Company may experience significant quarter-to-quarter sales variances in the global public health sector due to the timing and shipment of large orders of FC2.

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years. The Company began shipping units under this tender award in the third quarter of fiscal 2019.

The Company classified approximately $0.8 million and $0.3 million of trade receivables with its distributor in Brazil as long-term as of June 30, 2020 and September 30, 2019, respectively, because payment was expected in greater than one year.

FC2 Commercial Sector.    In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription. With a prescription, FC2 is covered by most insurance companies with no copay under the Patient Protection and Affordable Care Act (the “ACA”) and the laws of 20+ states prior to enactment of the ACA. In 2018, we dissolved our small-scale marketing and sales program to focus our efforts in partnering with fast-growing, highly reputable telemedicine firms (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) to bring our much-needed FC2 product to patients with a prescription in a cost-effective and highly convenient manner. As a result of these efforts, the Company now supplies FC2 to telemedicine providers in the U.S. prescription channel. The Company is working to develop supply and distributor relationships with additional telemedicine and other providers.

FC2 Unit Sales.  Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2020	2019	2018	2017	2016

October 1 — December 31	10,070,700	7,382,524	4,399,932	6,389,320	15,380,240
January 1 — March 31	6,884,472	9,792,584	4,125,032	4,549,020	9,163,855
April 1 — June 30	10,532,048	10,876,704	10,021,188	8,466,004	10,749,860
July 1 — September 30	—	9,842,020	6,755,124	6,854,868	6,690,080
Total	27,487,220	37,893,832	25,301,276	26,259,212	41,984,035

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the global public health sector and the U.S. prescription channel. Other revenues are from sales of PREBOOST® (Roman® Swipes). These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

The Company’s most significant customers have been global public health sector agencies who purchase and/or distribute FC2 for use in preventing the transmission of HIV/AIDS and/or family planning and, in the U.S., telemedicine providers who sell into the prescription channel.

The Company manufactures FC2 in a leased facility located in Selangor D.E., Malaysia, resulting in a portion of the Company's operating costs being denominated in foreign currencies. While a significant portion of the Company's future unit sales are likely to be in foreign markets, all sales are denominated in the U.S. dollar. Effective October 1, 2009, the Company’s U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currency, further reducing the Company’s foreign currency risk.

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

Conducting research and development is central to our business model. Since the completion of the APP Acquisition we have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $4.4 million and $4.9 million for the three months ended June 30, 2020 and 2019, respectively. Our research and development expenses were $13.7 million and  $10.1 million for the nine months ended June 30, 2020 and 2019, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

The Company generated net revenues of $10.3 million and net loss of $3.0 million, or $(0.05) per  basic and diluted common share, for the three months ended June 30, 2020, compared to net revenues of $9.7 million and net loss of $2.8 million, or $(0.04) per basic and diluted common share, for the three months ended June 30, 2019. Net revenues increased 6% year over year.

FC2 net revenues represented 93% of total net revenues for the three months ended June 30, 2020. FC2 net revenues increased 4% year over year. There was a 3% decrease in total FC2 unit sales and an increase in FC2 average sales price per unit of 7%. The principal factor for the increase in the FC2 average sales price per unit compared to prior year was the increase in net revenues in the U.S. prescription channel. The Company experienced an increase of 23% in FC2 net revenues in the U.S. prescription channel and a decrease of 13% in FC2 net revenues in the global public health sector.

Cost of sales increased to $3.8 million in the three months ended June 30, 2020 from $3.2 million in the three months ended June 30, 2019 primarily due to an increase in labor and equipment maintenance costs and increased period costs of approximately $0.3 million resulting from decreased production due to the temporary shutdown of the Company’s manufacturing facility in Malaysia as a result of the COVID-19 pandemic.

Gross profit decreased slightly to $6.5 million in the three months ended June 30, 2020 from $6.6 million in the three months ended June 30, 2019. Gross profit margin for the 2020 period was 63% of net revenues, compared to 68% of net revenues for the 2019 period. The decrease in the gross profit margin is primarily due to an increase in labor and equipment maintenance costs and increased period costs of approximately $0.3 million resulting from decreased production due to the temporary shutdown of the Company’s manufacturing facility in Malaysia as a result of the COVID-19 pandemic.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector. The Company is experiencing a significant increase in revenue from sales in the U.S. prescription channel, which is helping grow net revenues quarter to quarter and year to year.

Research and development expenses decreased to $4.4 million in the three months ended June 30, 2020 from $4.9 million in the same period in fiscal 2019. The decrease is primarily due to the timing of costs associated with the in-process research and development projects and a reduction of payroll-related expenses due to the funds received under the Paycheck Protection Program of $0.1 million (see discussion below).

Selling, general and administrative expenses remained consistent at $3.5 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, after taking into account the reduction in expenses of $0.4 million due to the funds received under the Paycheck Protection Program (see discussion below).

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $1.2 million in the three months ended June 30, 2020, which is comparable with $1.1 million in the three months ended June 30, 2019.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.2 million in the three months ended June 30, 2020 compared to income of $0.2 million in the three months ended June 30, 2019.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax expense in the third quarter of fiscal 2020 was $0.2 million, compared to income tax benefit of $458 in the third quarter of fiscal 2019. The increase in the income tax expense of $0.2 million is primarily due to a decrease in the state income tax benefit of $93,000 related to the reduction in the overall effective state income tax rate, an increase of $0.1 million in global intangible low taxed income and an increase of $0.3 million in non-deductible expenses, partially offset by a decrease in the change in the valuation allowance of $0.3 million.

NINE MONTHS ENDED JUNE 30, 2020 COMPARED TO NINE MONTHS ENDED JUNE 30, 2019

The Company generated net revenues of $30.8 million and net loss of $7.1 million, or $(0.11) per basic and diluted common share, for the nine months ended June 30, 2020, compared to net revenues of $23.1 million and net loss of $9.0 million, or $(0.14) per basic and diluted common share, for the nine months ended June 30, 2019. Net revenues increased 34% year over year.

FC2 net revenues represented 96% of total net revenues for the nine months ended June 30, 2020. FC2 net revenues increased 32% year over year. There was a 2% decrease in total FC2 unit sales and an increase in FC2 average sales price per unit of 35%. The principal factor for the increase in the FC2 average sales price per unit compared to prior year was the increase in net revenues in the U.S. prescription channel. The Company experienced an increase in FC2 net revenues of 95% in the U.S. prescription channel and a decrease of 14% in FC2 net revenues in the global public health sector.

Cost of sales increased to $9.6 million in the nine months ended June 30, 2020 from $7.3 million in the nine months ended June 30, 2019 primarily due to an increase in labor, transportation, and equipment maintenance costs and increased period costs of approximately $0.3 million resulting from decreased production due to the temporary shutdown of the Company’s manufacturing facility in Malaysia as a result of the COVID-19 pandemic.

Gross profit increased to $21.2 million in the nine months ended June 30, 2020 from $15.8 million in the nine months ended June 30, 2019. The increase in net revenues in the U.S. prescription channel was offset by the increase in labor, transportation, and equipment maintenance costs and increased period costs of approximately $0.3 million resulting from decreased production due to the temporary shutdown of the Company’s manufacturing facility in Malaysia as a result of the COVID-19 pandemic. As a result, gross profit margin for the fiscal 2020 period was 69% of net revenues, which is unchanged from the fiscal 2019 period.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector. The Company is experiencing a significant increase in revenue from sales in the U.S. prescription channel, which is helping grow net revenues quarter to quarter and year to year.

Research and development expenses increased to $13.7 million in the nine months ended June 30, 2020 from $10.1 million in the same period in fiscal 2019. The increase is primarily due to increased costs associated with the in-process research and development projects and increased personnel costs.

Selling, general and administrative expenses increased to $11.0 million in the nine months ended June 30, 2020 from $10.7 million in the nine months ended June 30, 2019. The increase is primarily due to increased personnel, personnel costs, and related benefits.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $3.5 million in the nine months ended June 30, 2020, which is comparable with $3.6 million in the nine months ended June 30, 2019.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $94,000 in the nine months ended June 30, 2020 compared to expense of $0.2 million in the nine months ended June 30, 2019.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax expense in the first nine months of fiscal 2020 was $31,000, compared to income tax expense of $0.1 million in the first nine months of fiscal 2019. The decrease in the income tax expense of $87,000 is primarily due to a decrease in the change in the valuation allowance of $1.3 million, partially offset by a decrease in the income tax benefit of $0.7 million related to the decrease in the loss before income taxes during the current period and an increase of $0.3 million in non-deductible expenses.

Liquidity and Sources of Capital

Liquidity

Our cash on hand at June 30, 2020 was $15.4 million, compared to $6.3 million at September 30, 2019. At June 30, 2020, the Company had working capital of $9.5 million and stockholders’ equity of $41.3 million compared to working capital of $2.8 million and stockholders’ equity of $32.3 million as of September 30, 2019. The increase in working capital is primarily due to the increase in cash on hand partially offset by an increase in the current portion of the Credit Agreement and Residual Royalty Agreement liabilities and the recognition of a current liability for operating leases as a result of the Company’s adoption of the new lease accounting standard, as described in Note 1 to the financial statements included in this report.

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

The Company believes its current cash position, cash expected to be generated from sales of the Company’s commercial products, and its ability to secure equity financing or other financing alternatives are adequate to fund planned operations of the Company for the next 12 months. Such financing alternatives may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s  current effective shelf registration statement on Form S-3 (File No. 333-239493). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under the 2020 Purchase Agreement with Aspire Capital (see discussion below). See Part II, Item 1A of this Form 10-Q and Part I, Item 1A, "Risk Factors - Risks Related to Our Financial Position and Need for Capital" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for a description of certain risks related to our ability to raise capital on acceptable terms.

Operating activities

Our operating activities used cash of $1.6 million in the nine months ended June 30, 2020. Cash used in operating activities included a net loss of $7.1 million, adjustments for noncash items totaling $6.2 million and changes in operating assets and liabilities of $0.6 million. Adjustments for noncash items primarily consisted of $3.5 million of noncash interest expense and $2.0 million of share-based compensation. The decrease in cash from changes in operating assets and liabilities included an increase an increase in inventories of $1.8 million, partially offset by an increase in accounts payable of $0.6 million and an increase in accrued expenses and other current liabilities of $0.6 million.

Our operating activities used cash of $4.5 million in the nine months ended June 30, 2019. Cash used in operating activities included a net loss of $9.0 million, adjustments for noncash items totaling $5.9 million and changes in operating assets and liabilities of $1.5 million. Adjustments for noncash items primarily consisted of $3.6 million of noncash interest expense related to the Credit Agreement and Residual Royalty Agreement and $1.4 million of share-based compensation. The decrease in cash from changes in operating assets and liabilities included an increase in accounts receivable of $0.8 million and an increase in inventories of $0.9 million. These were partially offset by an increase in accrued expenses and other current liabilities of $0.6 million.

Investing activities

Net cash used in investing activities was $73,000 and $75,000 in the nine months ended June 30, 2020 and 2019, respectively, and was primarily associated with capital expenditures at our U.K. and Malaysia locations.

Financing activities

Net cash provided by financing activities in the nine months ended June 30, 2020 was $10.8 million and consisted of $13.4 million from the sale of shares under the 2020 Purchase Agreement and 2017 Purchase Agreement with Aspire Capital (see discussion below), proceeds from the Premium Finance Agreement of $0.8 million, which were used to finance the Company’s directors and officers liability insurance premium, and proceeds from stock option exercises of $0.4 million, less payments on the Credit Agreement (see discussion below) of $3.3 million and payments on the Premium Finance Agreement of $0.6 million.

Net cash provided by financing activities in the nine months ended June 30, 2019 was $8.9 million and consisted of net proceeds from the underwritten public offering of the Company’s common stock of $9.1 million (see discussion below) and $3.6 million from the sale of shares under the 2017 Purchase Agreement with Aspire Capital (see discussion below), less payments on the Credit Agreement (see discussion below) totaling $4.0 million.

Sources of Capital

Common Stock Offering

On October 1, 2018, we completed an underwritten public offering of 7,142,857 shares of our common stock, at a public offering price of $1.40 per share. Net proceeds to the Company from this offering were $9.1 million after deducting underwriting discounts and commissions and costs paid by the Company. All the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s  2017 shelf registration statement on Form S-3 (File No. 333-221120).

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

The Company made total payments under the Credit Agreement of $3.3 million and $4.0 million during the nine months ended June 30, 2020 and 2019, respectively. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to June 30, 2020 will be approximately $8.2 million under the Credit Agreement. The Company also estimates that it will begin making payments under the Residual Royalty Agreement during the 12-month period subsequent to June 30, 2020, and estimates such payments within that period to be approximately $0.4 million.

Aspire Capital Purchase Agreements

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement.

Effective June 26, 2020, upon the execution of the 2020 Purchase Agreement, the 2017 Purchase Agreement with Aspire Capital was terminated. Under the 2017 Purchase Agreement, the Company had the right, from time to time and in its sole discretion during the 36-month term of the 2017 Purchase Agreement, to direct Aspire Capital to purchase up to $15.0 million of the Company's common stock in the aggregate. As of the date of termination of the 2017 Purchase Agreement, the Company sold a total of 6,214,343 shares of common stock to Aspire Capital under the 2017 Purchase Agreement for aggregate proceeds of $15.0 million. During the nine months ended June 30, 2020, the Company sold 2,497,333 shares of common stock to Aspire Capital under the 2017 Purchase Agreement resulting in proceeds to the Company of $8.4 million.

U.S. Small Business Administration’s Paycheck Protection Program

In April 2020, the Company was approved for a loan under the U.S. Small Business Administration’s (the “SBA”) Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $0.5 million (the “PPP Loan”). The PPP Loan proceeds were received on April 20, 2020. The PPP Loan has a maturity of two years and bears interest at an annual rate of 1%. Payments on the PPP Loan are deferred for six months. Pursuant to the CARES Act, the PPP Loan will be fully forgiven if the funds are used for payroll costs, rent and utilities, subject to certain conditions, including maintaining employees and maintaining salary levels. As of the date of this report, the Company has not terminated any employees in the U.S. due to the COVID-19 pandemic. The Company expended the funds received under the PPP Loan in full on qualifying expenses, and maintained the conditions set forth by the CARES Act. The Company does not anticipate taking any action that would cause any portion of the PPP Loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.

Fair Value Measurements

As of June 30, 2020 and September 30, 2019, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

If COVID-19 continues to spread and to affect economic activity in the United States and other markets in which we conduct business, we may experience disruptions that could severely impact our business, including:

•	if our Malaysian manufacturing facility is closed again our ability to supply product to our customers could be disrupted;

•	we may encounter labor or raw material shortages, transportation delays or other issues at our Malaysian manufacturing facility or to our various customers;

•	our personnel may not be able to travel between our facilities in the United States, the United Kingdom and Malaysia, which may impact our ability to effectively oversee our international operations;

•

customer demand for FC2 and PREBOOST may be adversely affected, including with respect to FC2 in the U.S. prescription market if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic;

•

our customers, including in the global public health sector, may reduce orders or delay paying their accounts receivable balances due to liquidity issues, spending priorities or other issues related to the COVID-19 pandemic;

•	there may be limitations in employee resources, potentially including key executives, because of sickness of employees or their families or the desire of employees to avoid contact;

•	we may face delays in receiving approval from the FDA or other applicable regulatory authorities in connection with our clinical trials;

•	there may be delays or difficulties in enrolling patients in our clinical trials or in recruiting clinical site investigators and staff;

•	there may be delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including delays or interruptions in manufacturing and interruption in shipping;

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

In May 2020, we announced that we have received FDA permission to initiate a Phase 2 clinical trial to assess the efficacy of VERU-111, a microtubule depolymerization agent, in combating COVID-19. Our development of a COVID-19 treatment is in its early stages, and we may be unable to produce a drug that successfully treats the virus in a timely manner, if at all. We are also committing financial resources and personnel to the development of a COVID-19 treatment which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatment, if developed, may not be partially or fully effective. In addition, conducting a clinical trial of a COVID-19 treatment is challenging in the current environment due to a number of factors, including a large number of competitive clinical trials seeking to enroll COVID-19 patients, the high workload of hospital staff, and the difficulty of enrolling patients in intensive care or similar environments. These challenges may delay the clinical trial, increase its costs or otherwise adversely affect the clinical trial.

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

In April 2020, we received proceeds of approximately $540,000 from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. The PPP Loan matures in April 2022 and bears interest at an annual rate of 1.0%. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 2022 any principal amount outstanding on the PPP Loan as of October 2020. A portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

Item 5.  Other Information

Disclosure Pursuant to Item 5.02 of Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 11, 2020, the Company's Board of Directors (the “Board”) approved an increase in the number of directors constituting the Board from five to six directors and, following the recommendation of the Board's Nominating and Corporate Governance Committee, appointed Grace Hyun, M.D. to fill the vacancy created thereby. Dr. Hyun has not been appointed to any committee of the Board at this time.

The Board has determined that Dr. Hyun is “independent” as defined under the listing standards of the NASDAQ Stock Market. There are no arrangements or understandings between Dr. Hyun and any other person pursuant to which she was appointed as a director. There are no transactions in which Dr. Hyun has an interest requiring disclosure under Item 404(a) of Regulation S-K of the Securities Act of 1933, as amended.

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

10.1

Common Stock Purchase Agreement, dated as of June 26, 2020, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on June 26, 2020).

10.2

Registration Rights Agreement, dated as of June 26, 2020, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on June 26, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). *, **

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: August 13, 2020

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: August 13, 2020

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer