Form 10-Q
period 2020-12-31
VERU INC.
filed 2021-02-10
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 8, 2021, the registrant had 71,911,903 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, debt repayments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing and plans, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "should," "will," "would" or the negative of these terms or other words of similar meaning. These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

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
•

risks related to our commitment of financial resources and personnel to the development of a COVID-19 treatment which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties about the longevity and extent of COVID-19 as a global health concern and the possibility that as vaccines become widely distributed the need for new COVID-19 treatment candidates may be reduced or eliminated;

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

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Part I, Item 1A, "Risk Factors," in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$30,921,496	$13,588,778
Accounts receivable, net	4,155,792	5,227,237
Notes receivable, short-term portion	2,500,000	—
Inventory, net	6,665,908	6,704,134
Prepaid expenses and other current assets	3,324,110	1,494,541
Total current assets	47,567,306	27,014,690
Plant and equipment, net	287,997	312,691
Operating lease right-of-use assets	1,260,553	1,352,315
Deferred income taxes	9,429,298	9,466,800
Intangible assets, net	4,102,381	5,752,127
Goodwill	6,878,932	6,878,932
Notes receivable, long-term portion	2,500,000	—
Other assets	762,010	766,120
Total assets	$72,788,477	$51,543,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,274,856	$2,812,673
Accrued research and development costs	1,862,366	934,110
Accrued compensation	1,930,387	2,274,396
Accrued expenses and other current liabilities	2,101,564	1,177,126
Credit agreement liability	5,331,809	5,841,874
Residual royalty agreement liability, short-term portion	1,938,817	1,100,193
Operating lease liability, short-term portion	622,733	586,769
Total current liabilities	17,062,532	14,727,141
Residual royalty agreement liability, long-term portion	5,985,728	5,617,494
Operating lease liability, long-term portion	899,121	990,020
Deferred income taxes	74,724	74,724
Other liabilities	18,239	22,980
Total liabilities	24,040,344	21,432,359

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2020 and September 30, 2020	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 74,090,607 and 72,047,385 shares issued and 71,906,903 and 69,863,681 shares outstanding at December 31, 2020 and September 30, 2020, respectively	740,906	720,474
Additional paid-in-capital	128,360,202	126,971,518
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(71,964,851)	(89,192,552)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	48,748,133	30,111,316
Total liabilities and stockholders' equity	$72,788,477	$51,543,675

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2020	2019

Net revenues	$14,616,989	$10,578,016

Cost of sales	3,780,356	3,308,921

Gross profit	10,836,633	7,269,095

Operating expenses:
Research and development	5,677,754	5,299,974
Selling, general and administrative	4,381,880	3,753,514
Total operating expenses	10,059,634	9,053,488

Gain on sale of PREBOOST® business	18,410,158	—

Operating income (loss)	19,187,157	(1,784,393)

Non-operating expenses:
Interest expense	(1,189,183)	(1,141,425)
Increase in fair value of derivative liabilities	(604,000)	(394,000)
Other expense, net	(87,971)	(62,026)
Total non-operating expenses	(1,881,154)	(1,597,451)

Income (loss) before income taxes	17,306,003	(3,381,844)

Income tax expense (benefit)	78,302	(76,743)

Net income (loss)	$17,227,701	$(3,305,101)

Net income (loss) per basic common share outstanding	$0.25	$(0.05)

Basic weighted average common shares outstanding	70,313,589	65,038,511

Net income (loss) per diluted common share outstanding	$0.23	$(0.05)

Diluted weighted average common shares outstanding	75,799,037	65,038,511

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2020	72,047,385	$720,474	$126,971,518	$(581,519)	$(89,192,552)	$(7,806,605)	$30,111,316
Share-based compensation	—	—	785,297	—	—	—	785,297
Issuance of shares pursuant to share-based awards	468,611	4,686	619,133	—	—	—	623,819
Issuance of shares pursuant to common stock purchase warrants	1,574,611	15,746	(15,746)	—	—	—	—
Net income	—	—	—	—	17,227,701	—	17,227,701
Balance at December 31, 2020	74,090,607	$740,906	$128,360,202	$(581,519)	$(71,964,851)	$(7,806,605)	$48,748,133

Balance at September 30, 2019	67,221,951	$672,220	$110,268,057	$(581,519)	$(70,219,017)	$(7,806,605)	$32,333,136
Share-based compensation	—	—	614,498	—	—	—	614,498
Issuance of shares pursuant to share-based awards	867	8	(8)	—	—	—	—
Net loss	—	—	—	—	(3,305,101)	—	(3,305,101)
Balance at December 31, 2019	67,222,818	$672,228	$110,882,547	$(581,519)	$(73,524,118)	$(7,806,605)	$29,642,533

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$17,227,701	$(3,305,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	91,783	116,623
Noncash change in right-of-use assets	91,762	76,147
Noncash interest expense	92,793	1,141,425
Share-based compensation	785,297	614,498
Gain on sale of PREBOOST® business	(18,410,158)	—
Deferred income taxes	37,502	(152,610)
Provision for obsolete inventory	9,138	151,922
Change in fair value of derivative liabilities	604,000	394,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	1,071,445	(642,764)
Decrease (increase) in inventory	29,088	(1,099,906)
Increase in prepaid expenses and other assets	(1,825,459)	(209,177)
Increase in accounts payable	462,183	703,123
Increase (decrease) in accrued expenses and other current liabilities	447,101	(245,398)
Decrease in operating lease liabilities	(54,935)	(53,284)
Net cash provided by (used in) operating activities	659,241	(2,510,502)

INVESTING ACTIVITIES
Cash proceeds from sale of PREBOOST® business	15,000,000	—
Capital expenditures	(7,186)	(21,807)
Net cash provided by (used in) investing activities	14,992,814	(21,807)

FINANCING ACTIVITIES
Installment payments on SWK credit agreement	—	(423,366)
Proceeds from stock option exercises	623,819	—
Proceeds from premium finance agreement	1,061,442	836,780
Cash paid for debt portion of finance lease	(4,598)	(1,300)
Net cash provided by financing activities	1,680,663	412,114

Net increase (decrease) in cash	17,332,718	(2,120,195)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,588,778	6,295,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,921,496	$4,174,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,096,390	$—
Schedule of non-cash investing and financing activities:
Right-of-use assets recorded in exchange for lease liabilities	$—	$1,229,926
Notes receivable for sale of PREBOOST® business	$5,000,000	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The accompanying condensed consolidated balance sheet as of September 30, 2020 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2021.

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

Principles of consolidation and nature of operations:  Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is an oncology biopharmaceutical company with a focus on developing novel medicines for the management of prostate and breast cancers. The Company has multiple drug products under clinical development. During fiscal 2020, the Sexual Health Business segment also included PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The PREBOOST® business was sold on December 8, 2020. See Note 3 for additional information. Most of the Company’s net revenues during the three months ended December 31, 2020 and 2019 were derived from sales of FC2.

Reclassifications:  Certain prior period amounts on the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Other comprehensive income (loss):  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net income (loss), are components of other comprehensive loss. For the three months ended December 31, 2020 and 2019, comprehensive income (loss) is equivalent to the reported net income (loss).

Recently adopted accounting pronouncements:  In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model requires the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as accounts receivable. The Company adopted ASU 2016-13 on a modified-retrospective basis effective October 1, 2020. The adoption of ASU 2016-13 did not impact our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 on a prospective basis effective October 1, 2020. The adoption of ASU 2017-04 did not impact our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements by adding, removing, and modifying certain required disclosures for fair value measurements for assets and liabilities disclosed within the fair value hierarchy. The Company adopted ASU 2018-13 on a retrospective basis effective October 1, 2020. The adoption of ASU 2018-13 did not impact our financial position, results of operations, or cash flows as it modified disclosure requirements only.

Note 2 – Liquidity

The Company anticipates that it will continue to consume cash as it develops its drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, the Company is unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of its drug candidates and obtain regulatory approvals. The Company’s future capital requirements will depend on many factors.

The Company believes its current cash position and cash expected to be generated from sales of the Company’s commercial product are adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations, it may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-239493). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under the 2020 Purchase Agreement with Aspire Capital (see Note 10).

Note 3 – Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation and was a commercial product in the Company’s Sexual Health Division until the date of the sale. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, a $2.5 million note receivable due 12 months after closing and a $2.5 million note receivable due 18 months after closing. Total assets sold, consisting of intangible assets, had a net book value of approximately $1.6 million, resulting in a pre-tax gain on sale of approximately $18.4 million. The Company had income before income taxes of $327,000 and $48,000 during the three months ended December 31, 2020 and 2019, respectively, related to the PREBOOST® business.

Note 4 – Fair Value Measurements

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

As of December 31, 2020 and September 30, 2020, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019

Beginning balance	$4,182,000	$3,625,000
Change in fair value of derivative liabilities	604,000	394,000
Ending balance	$4,786,000	$4,019,000

The expense associated with the change in fair value of the embedded derivatives is included as a separate line item on the accompanying unaudited condensed consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 9 for additional information. There is no current observable market for these types of derivatives. The Company determined the fair value of the embedded derivatives using a Monte Carlo simulation model to value the financial liabilities at inception and on subsequent valuation dates. This valuation model incorporates the contractual terms of the instruments and assumptions including projected FC2 revenues, expected cash outflows, expected repayment dates, probability and estimated dates of a change of control, expected volatility, and risk-free interest rates and applicable credit risk. A significant increase in projected FC2 revenues or a significant increase in the probability or acceleration of the timing of a change of control event, in isolation, would result in a significantly higher fair value measurement of the liabilities associated with the embedded derivatives.

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of December 31, 2020 and September 30, 2020:

Weighted Average (range, if applicable)
Valuation Methodology	Significant Unobservable Input	December 31, 2020	September 30, 2020

Monte Carlo Simulation	Estimated change of control dates	December 2021 to June 2022	December 2021 to June 2022
	Discount rate	9.9% to 10.8%	14.1% to 16.0%
	Probability of change of control	20% to 90%	20% to 90%

Note 5 – Revenue from Contracts with Customers

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of PREBOOST® medicated wipes for prevention of premature ejaculation before the sale of the PREBOOST® business. The following table presents net revenues from these three categories:

	Three Months Ended
	December 31,
	2020	2019
FC2
U.S. prescription channel	$9,101,739	$6,051,130
Public health sector	4,652,419	4,373,794
Total FC2	13,754,158	10,424,924
PREBOOST®	862,831	153,092
Net revenues	$14,616,989	$10,578,016

The following table presents net revenue by geographic area:

	Three Months Ended
	December 31,
	2020	2019

United States	$10,355,838	$6,491,154
United Arab Emirates	*	1,605,000
Other	4,261,151	2,481,862
Net revenues	$14,616,989	$10,578,016

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The Company did not have significant contract liabilities at December 31, 2020 or September 30, 2020.

Note 6 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 90 days subsequent to clearance of the product by the Ministry of Health in Brazil.

The components of accounts receivable consist of the following at December 31, 2020 and September 30, 2020:

	December 31,	September 30,
	2020	2020

Trade receivables, gross	$4,253,681	$5,332,786
Less: allowance for doubtful accounts	(25,643)	(25,643)
Less: allowance for sales returns and payment term discounts	(72,246)	(79,906)
Accounts receivable, net	$4,155,792	$5,227,237

At December 31, 2020 and at September 30, 2020,  no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At December 31, 2020, four customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 81% of net accounts receivable in the aggregate. At September 30, 2020,  three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 89% of net accounts receivable in the aggregate.

For the three months ended December 31, 2020, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 61% of the Company’s net revenues in the aggregate. For the three months ended December 31, 2019, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 86% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no change in the allowance for doubtful accounts for the three months ended December 31, 2020 and 2019.

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

Note 7 – Balance Sheet Information

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

Inventory consisted of the following at December 31, 2020 and September 30, 2020:

	December 31,	September 30,
	2020	2020
FC2:
Raw material	$1,231,480	$962,860
Work in process	63,075	106,272
Finished goods	5,400,476	5,634,612
FC2, gross	6,695,031	6,703,744
Less: inventory reserves	(29,123)	(29,331)
FC2, net	6,665,908	6,674,413
PREBOOST®
Finished goods	—	29,721
Inventory, net	$6,665,908	$6,704,134

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

Plant and equipment consisted of the following at December 31, 2020 and September 30, 2020:

	Estimated	December 31,	September 30,
	Useful Life	2020	2020
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,734,637	$2,752,854
Office equipment, furniture and fixtures	3 - 10 years	826,688	803,484
Leasehold improvements	3 - 8 years	298,886	298,886
Total plant and equipment		3,860,211	3,855,224
Less: accumulated depreciation and amortization		(3,572,214)	(3,542,533)
Plant and equipment, net		$287,997	$312,691

Note 8 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets are as follows at December 31, 2020:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$297,619	$202,381
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$297,619	$4,102,381

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2020:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$768,111	$1,631,889
Covenants not-to-compete	500,000	279,762	220,238
Total intangible assets with finite lives	2,900,000	1,047,873	1,852,127
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$6,800,000	$1,047,873	$5,752,127

As discussed in Note 3, the Company sold its intangible assets related to PREBOOST® as part of the sale of the PREBOOST® business on December 8, 2020. The remaining net book value of the PREBOOST® developed technology, acquired in the acquisition of APP, was $1.6 million on the date of the sale.  For the three months ended December 31, 2020 and 2019, amortization expense was approximately $60,000 and $79,000,  respectively.

Goodwill

The carrying amount of goodwill at December 31, 2020 and September 30, 2020 was $6.9 million. There was no change in the balance during the three months ended December 31, 2020 and 2019.

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

At December 31, 2020 and September 30, 2020, the Credit Agreement liability consisted of the following:

	December 31,	September 30,
	2020	2020

Aggregate repayment obligation	$17,650,000	$17,650,000
Less: cumulative payments	(11,410,885)	(10,314,495)
Remaining repayment obligation	6,239,115	7,335,505
Less: unamortized discounts	(886,470)	(1,459,330)
Less: unamortized deferred issuance costs	(20,836)	(34,301)
Credit agreement liability	$5,331,809	$5,841,874

The Company repaid the original principal of $10.0 million during the quarter ended September 30, 2020. Remaining quarterly payments under the Credit Agreement will be classified as interest payments, consistent with the terms of the Credit Agreement. The Company currently estimates the remaining repayment obligation under the Credit Agreement will be paid during the 12‑month period subsequent to December 31, 2020.

At December 31, 2020 and September 30, 2020, the Residual Royalty Agreement liability consisted of the following:

	December 31,	September 30,
	2020	2020

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	2,792,545	2,189,687
Residual royalty agreement liability, excluding embedded derivative liability	3,138,545	2,535,687
Add: embedded derivative liability at fair value (see Note 4)	4,786,000	4,182,000
Total residual royalty agreement liability	7,924,545	6,717,687
Residual royalty agreement liability, short-term portion	(1,938,817)	(1,100,193)
Residual royalty agreement liability, long-term portion	$5,985,728	$5,617,494

The short-term portion of the Residual Royalty Agreement liability represents the aggregate of the estimated quarterly royalty payments payable during the 12-month period subsequent to the balance sheet date.

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three months ended December 31, 2020 and 2019, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended
	December 31,
	2020	2019

Amortization of discounts	$572,860	$861,986
Accretion of residual royalty agreement	602,858	259,178
Amortization of deferred issuance costs	13,465	20,261
Interest expense	$1,189,183	$1,141,425

Premium Finance Agreement

On November 1, 2020, the Company entered into a Premium Finance Agreement to finance $1.1 million of its directors and officers liability insurance premium at an annual percentage rate of 3.94%. The financing is payable in three quarterly installments of principal and interest, beginning on January 1, 2021. The insurance premium liability remains outstanding and is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020.

On November 1, 2019, the Company entered into a Premium Finance Agreement to finance $837,000 of its directors and officers liability insurance premium at an annual percentage rate of 4.18%. The financing was payable in three quarterly installments of principal and interest, which began on January 1, 2020. The last payment was made on July 1, 2020 and there was no balance outstanding as of September 30, 2020.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2020 and September 30, 2020. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2020 and September 30, 2020, and there was no activity during the three-month periods then ended.

Common Stock Purchase Warrants

In connection with the closing of the acquisition of APP (the “APP Acquisition”) on October 31, 2016, the Company issued warrants to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrants”). The Financial Advisor Warrants had a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrants vested upon issuance. As of September 30, 2020, an aggregate of 2,326,841 shares of common stock remained available for purchase under the Financial Advisor Warrants. During the three months ended December 31, 2020, the remaining Financial Advisor Warrants to purchase 2,326,841 shares of the Company’s common stock were exercised using the cashless exercise feature, resulting in the issuance of 1,574,611 shares of common stock. As of December 31, 2020, there were no outstanding common stock purchase warrants.

Aspire Capital Purchase Agreement

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

Since inception of the 2020 Purchase Agreement, we have sold 1,644,737 shares of common stock to Aspire Capital resulting in proceeds to the Company of $5.0 million. As of December 31, 2020, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s 2020 shelf registration statement on Form S-3 (File No. 333-239493).

In consideration for entering into the 2020 Purchase Agreement, concurrently with the execution of the 2020 Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at December 31, 2020 and September 30, 2020 is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 11 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2020 and 2019, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2020	2019

Cost of sales	$16,212	$14,545
Selling, general and administrative	561,484	471,695
Research and development	207,601	128,258
Share-based compensation	$785,297	$614,498

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). A total of 11.0 million shares are authorized for issuance under the 2018 Plan. As of December 31, 2020, 3,659,905 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of December 31, 2020, 99 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019
Weighted Average Assumptions:
Expected volatility	65.81%	63.03%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.51%	1.67%
Expected term (in years)	5.9	5.9
Fair value of options granted	$1.58	$1.11

During the three months ended December 31, 2020 and 2019, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2020:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2020	8,599,000	$1.67
Granted	2,407,100	$2.75
Exercised	(468,611)	$1.33
Forfeited and expired	(62,535)	$1.79
Outstanding at December 31, 2020	10,474,954	$1.94	8.24	$70,324,759
Exercisable at December 31, 2020	5,259,198	$1.61	7.45	$37,027,670

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended December 31, 2020 of $8.65, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the three months ended December 31, 2020 and 2019 was approximately $2.4 million and $2,000, respectively. Cash received from options exercised during the three months ended December 31, 2020 was approximately $624,000.  During the three months ended December 31, 2019, there was no cash received for option exercises as options to purchase 1,666 shares of common stock were exercised using the cashless exercise feature available under the 2017 Plan, which resulted in the issuance of 867 shares of common stock. There were no options exercised using the cashless exercise feature during the three months ended December 31, 2020.

As of December 31, 2020, the Company had unrecognized compensation expense of approximately $5.7 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of December 31, 2020, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 12 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures. The Company’s leases have remaining lease terms of less than one year to five years, which include the option to extend a lease when the Company is reasonably certain to exercise that option. The Company does not have any leases that have not yet commenced as of December 31, 2020. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842.

The components of the Company’s lease cost were as follows for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2,178	$2,178
Interest on lease liabilities	939	1,480
Operating lease cost	135,326	132,574
Short-term lease cost	1,863	1,863
Variable lease cost	36,683	33,465
Sublease income	(44,845)	(44,844)
Total lease cost	$132,144	$126,716

The Company paid cash of $143,000 and $114,000 for amounts included in the measurement of operating lease liabilities during the three months ended December 31, 2020 and 2019, respectively.

The Company’s operating lease ROU assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020 and September 30, 2020.

Other information related to the Company’s leases as of December 31, 2020 was as follows:

	December 31,	September 30,
	2020	2020
Operating Leases
Weighted-average remaining lease term	3.4	3.6
Weighted-average discount rate	11.5%	11.5%
Finance Leases
Weighted-average remaining lease term	1.2	1.4
Weighted-average discount rate	13.9%	13.9%

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

As of September 30, 2020, the Company had U.S. federal and state NOL carryforwards of $41.7 million and $25.7 million, respectively, for income tax purposes with $13.5 million and $19.8 million, respectively, expiring in years 2022 to 2038 and $28.2 million and $5.9 million, respectively, which can be carried forward indefinitely. The Company’s U.K. subsidiary has U.K. NOL carryforwards of $61.3 million as of September 30, 2020, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

A reconciliation of income tax expense (benefit) and the amount computed by applying the U.S. statutory rate of 21% to income (loss) before income taxes is as follows:

	Three Months Ended
	December 31,
	2020	2019

Income tax expense (benefit) at U.S. federal statutory rates	$3,634,260	$(710,188)
State income tax expense (benefit), net of federal expense (benefits)	281,396	(55,000)
Effect of stock options exercised	(64,290)	—
Effect of common stock purchase warrants exercised	(2,038,919)	—
Effect of Paycheck Protection Program funds	(95,886)	—
Effect of foreign income tax rates	(32,570)	42,554
Effect of global intangible low taxed income	125,145	50,451
Change in valuation allowance	(1,732,786)	592,710
Other, net	1,952	2,730
Income tax expense (benefit)	$78,302	$(76,743)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2020	2020
Deferred tax assets:
Federal net operating loss carryforwards	$7,677,224	$8,759,589
State net operating loss carryforwards	1,606,045	1,682,104
Foreign net operating loss carryforwards – U.K.	11,618,351	11,655,853
Foreign capital allowance – U.K.	113,522	113,522
Share-based compensation	1,005,282	1,255,983
Interest expense	—	850,248
Other, net – U.K.	93,739	93,739
Other, net – U.S.	528,251	374,942
Gross deferred tax assets	22,642,414	24,785,980
Valuation allowance for deferred tax assets	(12,341,954)	(14,074,740)
Net deferred tax assets	10,300,460	10,711,240
Deferred tax liabilities:
In-process research and development	(882,427)	(882,427)
Developed technology	—	(369,237)
Covenant not-to-compete	(45,791)	(49,832)
Other, net – Malaysia	(11,297)	(11,297)
Other, net – U.S.	(6,371)	(6,371)
Net deferred tax liabilities	(945,886)	(1,319,164)
Net deferred tax asset	$9,354,574	$9,392,076

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	December 31,	September 30,
	2020	2020

Deferred tax asset – U.K.	$9,429,298	$9,466,800
Total deferred tax asset	$9,429,298	$9,466,800

Deferred tax liability – U.S.	$(63,427)	$(63,427)
Deferred tax liability – Malaysia	(11,297)	(11,297)
Total deferred tax liability	$(74,724)	$(74,724)

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

Note 16 – Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock appreciation rights and common stock purchase warrants as determined under the treasury stock method.

The following table provides a reconciliation of the net income (loss) per basic and diluted common share outstanding:

	Three Months Ended
	December 31,
	2020	2019

Net income (loss)	$17,227,701	$(3,305,101)

Basic weighted average common shares outstanding	70,313,589	65,038,511
Net effect of dilutive instruments:
Stock options	4,421,341	—
Stock appreciation rights	38,527	—
Common stock purchase warrants	1,025,580	—
Total net effect of dilutive instruments	5,485,448	—
Diluted weighted average common shares outstanding	75,799,037	65,038,511
Net income (loss) per basic common share outstanding	$0.25	$(0.05)
Net income (loss) per diluted common share outstanding	$0.23	$(0.05)

For the three months ended December 31, 2020, 1.4 million potentially dilutive instruments were excluded from the computation of net income per diluted weighted average common share outstanding because their effect would have been antidilutive. Due to our net loss for the three months ended December 31, 2019, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 10 and 11 for a discussion of our potentially dilutive instruments.

Note 17 – Industry Segments

The Company currently operates in two reporting segments: Sexual Health Business and Research and Development.  The Sexual Health Business segment consists of the Company’s commercial product, FC2. The Sexual Health Business also included PREBOOST® before the sale of the business in December 2020. The Research and Development segment consists of multiple drug products under clinical development. The Company’s Sexual Health Business segment will include future revenues, cost of sales and selling expenses for TADFIN™. Costs associated with the development of TADFIN™ are currently included in the Research and Development segment. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of non-operating expenses and income taxes. Our chief operating decision-maker (CODM) is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer.

The Company's operating income (loss) by segment is as follows:

	Three Months Ended
	December 31,
	2020	2019

Sexual health business	$9,910,779	$5,969,063
Research and development	(5,858,837)	(5,289,859)
Corporate	15,135,215	(2,463,597)
Operating income (loss)	$19,187,157	$(1,784,393)

All of our net revenues, which are primarily derived from the sale of FC2, are attributed to the Sexual Health Business reporting segment. See Note 5 for additional information regarding our net revenues. Costs related to the office located in London, England are fully dedicated to FC2 and are presented as a component of the Sexual Health Business segment. Drug commercialization costs are included in the Research and Development segment. Certain expenses in the three months ended December 31, 2019 have been reclassified to conform to the current period presentation. The gain on sale of the PREBOOST® business and depreciation and amortization related to long-lived assets that are not utilized in the production of FC2 are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above. Total assets are not presented by reporting segment as they are not reviewed by the CODM when evaluating the reporting segments’ performance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru is an oncology biopharmaceutical company with a focus on developing novel medicines for the management of prostate and breast cancers.

The Company’s prostate cancer drug pipeline includes VERU-111, VERU-100 and Zuclomiphene citrate.

VERU-111 for the treatment of men with metastatic castration resistant prostate cancer who have also become resistant to at least one androgen receptor targeting agent

VERU‑111 is an oral, first-in-class, new chemical entity that targets, crosslinks, and disrupts alpha and beta tubulin subunits of microtubules to disrupt the cytoskeleton. VERU‑111 is being evaluated in open label Phase 1b and Phase 2 clinical studies in men with metastatic castration and androgen receptor targeting agent resistant prostate cancer. The Phase 1b clinical study completed enrollment of 39 men and is ongoing. The Phase 1b study has yielded promising efficacy and safety clinical data. Daily chronic drug administration appears feasible and safe. At the recommended Phase 2 dose, there were no reports of neutropenia, neurotoxicity, or Grade 3 diarrhea. The Phase 2 clinical study has completed enrollment of 40 men with metastatic castration resistant prostate cancer who have also become resistant to at least one androgen receptor targeting agent, such as abiraterone or enzalutamide, but prior to proceeding to IV chemotherapy. In July 2020, the Company had an FDA meeting and received positive input from the FDA on the pivotal Phase 3 trial design for VERU-111. The Company received regulatory clarity that the indication of treatment in men with metastatic castration resistant prostate cancer who have failed one androgen receptor targeting agent, but prior the IV chemotherapy was acceptable, that an open label, randomized study using an alternative androgen receptor targeting agent as the active control is reasonable, and that the primary endpoint may be radiographic progression-free survival. By allowing radiographic progression-free survival as the primary endpoint, the sample size of the Phase 3 study could be potentially between 200 and 300 men. The Company anticipates starting its VERACITY Phase 3 pivotal study evaluating VERU‑111 for men with metastatic castration resistant prostate cancer who have also become resistant to one androgen receptor targeting agent in the first quarter of calendar year 2021.

VERU-100 androgen deprivation therapy for the treatment of advanced prostate cancer

VERU‑100 is a novel, proprietary long-acting gonadotropin-releasing hormone (GnRH) antagonist peptide three-month subcutaneous depot formulation designed to address the current limitations of commercially available androgen deprivation therapies (ADT). Androgen deprivation therapy is currently the mainstay of advanced prostate cancer treatment and is used as a foundation of treatment throughout the course of the disease. Furthermore, ADT is continued even as other endocrine, chemotherapy, or radiation treatments are added or stopped. Specifically, VERU‑100 is a chronic, long-acting GnRH antagonist peptide administered as a small volume, three-month depot subcutaneous injection without a loading dose. VERU‑100 immediately suppresses testosterone with no testosterone surge upon initial or repeated administration, a problem that occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. There are no GnRH antagonist depot injectable formulations commercially approved beyond a one-month injection. A Phase 2 study to evaluate VERU‑100 dosing is anticipated to begin in the first quarter of calendar year 2021 and a Phase 3 registration clinical trial is anticipated to begin in the second half of calendar year 2021.

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

Enobosarm, selective androgen receptor targeted agonist, for the treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 (HER2-) metastatic breast cancer

Enobosarm is the first new class of targeting endocrine therapy in advanced breast cancer in decades. Enobosarm is an oral, first-in-class, new chemical entity, selective androgen receptor agonist that activates the androgen receptor (AR) in AR+/ER+/HER2- metastatic breast cancer, which results in antitumor activity without the unwanted virilizing side effects.  Enobosarm has extensive nonclinical and clinical experience having been evaluated in 25 separate clinical studies in approximately 2,100 subjects, including five prior Phase 2 clinical studies in advanced breast cancer involving more than 250 patients. In the two Phase 2 clinical studies conducted in women with AR+/ER+/HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts and was well tolerated with a favorable safety profile. In the fourth quarter of calendar 2020, the FDA agreed to the Phase 3 registration clinical trial design to evaluate the efficacy and safety of enobosarm, selective androgen receptor targeting agent, versus physician’s choice of either exemestane or tamoxifen as an active comparator for the treatment of metastatic AR+/ER+/HER2- breast cancer in approximately 240 patients who have failed a nonsteroidal aromatase inhibitor (anastrozole or letrozole), fulvestrant and a CDK4/6 inhibitor and prior to IV chemotherapy. The primary endpoint is radiographic progression-free survival. The pivotal Phase 3, open label, randomized, active control ARTEST study is anticipated to commence in the second quarter of calendar year 2021.

Enobosarm was also part of the focus of a recent article in Nature Medicine, Volume 27, Issue 2, February, 2021, entitled: “The Androgen Receptor is a Tumor Suppressor in Estrogen Receptor-Positive Breast Cancer”. In the Nature Medicine publication, the researchers and authors provide scientific evidence supporting a new discovery in breast cancer demonstrating that the androgen receptor acts like a tumor suppressor. This important new work establishes that the androgen receptor is a tumor suppressor and that enobosarm, as an AR targeted agent, may have antitumor activity not only in AR+ ER+ metastatic breast cancer that has become resistance to estrogen receptor targeted endocrine and CDK4/6 inhibitor treatments, but also that enobosarm in combination with a CDK4/6 inhibitor (e.g. Palbociclib) may potentially restore CDK4/6 inhibitor sensitivity in ER+ breast cancer that has become resistant to CDK4/6 inhibitors.

VERU-111 for treatment of taxane resistant metastatic triple negative breast cancer

Metastatic triple negative breast cancer (TNBC) is an aggressive form of breast cancer that occurs in approximately 15% of all breast cancers. This form of breast cancer does not express ER, progesterone receptor (PR), or HER2 and is resistant to endocrine therapies. The first line of treatment usually includes IV taxane chemotherapy. Almost all women will eventually develop taxane resistance. VERU‑111 is an oral, first-in-class, new chemical entity that targets, crosslinks, and binds to alpha and beta tubulin subunits of microtubules to disrupt the cytoskeleton and is not a substrate for P-glycoprotein drug resistance protein. Over expression of P-glycoprotein is a common mechanism that results in taxane resistance in TNBC. Preclinical studies in human triple negative breast cancer grown in animal models demonstrate that VERU‑111 significantly inhibits cancer proliferation, migration, metastases, and invasion of triple negative breast cancer cells and tumors that have become resistant to paclitaxel (taxane). Using the safety information from the Phase 1b and Phase 2 VERU‑111 prostate cancer clinical studies in a total of approximately 80 men, the Company plans to meet with the FDA in first half of calendar year 2021 and to commence a Phase 2b clinical study in the fourth quarter of calendar year 2021 to evaluate oral daily dosing of VERU‑111 in approximately 200 women with metastatic TNBC that has become resistant to taxane IV chemotherapy.

Anti-viral and Anti-inflammatory Drug Candidate – COVID-19

VERU-111 for the treatment of SARS-CoV-2 in subjects at high risk for acute respiratory distress syndrome (ARDS)

VERU-111 is a novel once-a-day orally dosed small molecule that has both broad anti-viral and anti-inflammatory activities which may serve as a two-pronged approach to the treatment of COVID-19 virus infection and the subsequent debilitating inflammatory effects that can lead to Acute Respiratory Distress Syndrome (ARDS) and death.

We conducted a double-blind, randomized, placebo-controlled Phase 2 clinical trial evaluating daily oral once-a-day dosing of VERU-111 18mg versus placebo in approximately 40 hospitalized COVID-19 patients who were at high risk for ARDS. This trial was conducted in 5 sites across the United States. Patients that were hospitalized with documented evidence of COVID-19 infection with symptoms and who were at high risk for ARDS were enrolled. Subjects received either VERU-111 18mg or placebo as well as standard of care for 21 days or until released from the hospital. The primary efficacy endpoint was the proportion of patients that were alive without respiratory failure at Day 29. On February 8, 2020, we announced positive results from this Phase 2 clinical trial evaluating VERU-111 for the treatment of hospitalized patients with COVID-19 who were high risk for ARDS. For the primary endpoint in hospitalized patients that had greater than one dose of study drug, VERU-111 treatment compared to placebo had a statistically significant and clinically meaningful improvement in the proportion of patients with treatment failures (death or alive with respiratory failure) being 5.6% in the VERU-111 treated group (n=18) and 30% in the placebo treated group (n=20) at Day 29. This represents an 81% relative reduction in treatment failures and shows statistical significance with p=0.05. VERU-111 was tolerated with a good safety profile.

The Company has been granted an expedited End of Phase 2 meeting with the FDA to discuss next steps including a Phase 3 clinical registration trial design for the VERU-111 COVID-19 program. The Company expects that this confirmatory study will have a similar trial design as the completed Phase 2 study to evaluate daily oral doses of VERU-111 versus placebo with the primary efficacy endpoint of proportion of patients that are alive without respiratory failure at Day 29. We expect the Phase 3 clinical trial will be conducted in approximately 200 hospitalized patients who have SARS-CoV-2 virus infection and are at high risk for ARDS.

The Biomedical Advanced Research and Development Authority of the US Department of Health and Human Services (BARDA) has granted Veru a meeting to discuss possible grant funding for the Phase 3 study and manufacturing scale up.

Sexual Health Division

The Company's Sexual Health Division includes a drug candidate, TADFIN™, for the treatment of benign prostatic hyperplasia (BPH) and a commercial product, the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved product for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

TADFIN™ (tadalafil 5mg and finasteride 5mg combination capsule) is being developed to treat urinary tract symptoms caused by BPH. Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than by finasteride alone. The Company had a successful pre-New Drug Application (NDA) meeting with the FDA and expects to submit the NDA for TADFIN™ in February 2021. The Company’s Sexual Health Business segment will include future revenues for TADFIN™. Costs associated with the development of TADFIN™ are currently included in our Research and Development segment.

The Company sells FC2 in both the commercial sector in the U.S. and in the public health sector in the U.S. and globally. In the U.S., FC2 is available by prescription through multiple telemedicine (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) and internet pharmacy channels as well as retail pharmacies. It is also available to public health sector entities such as state departments of health and 501(c)(3) organizations. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

Most of the Company’s net revenues during the three months ended December 31, 2020 and 2019 were derived from sales of FC2 in the commercial and public health sectors.

Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation and was a commercial product in the Company’s Sexual Health Division during fiscal 2020. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, $2.5 million payable 12 months after closing and $2.5 million payable 18 months after closing.

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

To date, COVID-19 has not impacted the Company’s ability to supply product demand.  At the start of the pandemic, we did experience some temporary disruption to our manufacturing facility due to the implementation of local government policies. On March 16, 2020, the Malaysian government issued an order closing non-essential businesses in that country due to the COVID-19 pandemic. As a result, the sole facility where the Company manufactures FC2 was unable to manufacture or ship product starting March 16, 2020. Because FC2 is a health product, the Company received an exemption to reopen the facility with limited staff to ship existing inventory on March 27, 2020, to reopen for manufacturing with 50% of the regular number of workers and social distancing requirements on April 20, 2020 and to return to 100% of the regular number of workers but with continued social distancing requirements on May 4, 2020. The Company has had a sufficient quantity of FC2 inventory both inside and outside of Malaysia to continue to satisfy customer demand. The Company has adopted measures to protect the employees at its Malaysian facility, to respond in the event an employee at the facility is determined to have tested positive for COVID-19, and to mitigate the impact of COVID-19 on the Company’s Malaysian manufacturing operations. However, no such measures can eliminate risks relating to the COVID-19 pandemic, and if the Company’s Malaysian manufacturing facility is subject to government mandates to counter COVID-19 or encounters labor or raw material shortages, transportation delays or other issues, our ability to supply product to our customers could be disrupted. There have been no additional closures of non-essential businesses by the Malaysian government.

The sole supplier of the nitrile polymer sheath for FC2 also produces surgical gloves and has at times prioritized their production during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. Malaysian ports are currently open for shipment but at reduced capacity, and the Company may also encounter issues shipping product into key markets or through freight or other carriers. To mitigate these factors, the Company continues to build strategic stock to ensure supply is available during a period of potential disruption. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2. For example, sales of FC2 could be impacted in the U.S. prescription market if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. The COVID-19 pandemic did not have a material net impact on our consolidated operating results during the three months ended December 31, 2020.

To protect the health and safety of our workforce, we have closed our offices in the United States and the United Kingdom to non-essential staff and our personnel have largely been working remotely. Travel between our facilities in the United States, the United Kingdom and Malaysia has also been restricted. As of the date of this report, our operations have not been significantly impacted by such remote work requirements and travel restrictions.

Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels as a result of uncertainties, including the extent and rate of the spread of the virus that continue to fluctuate, the potential for additional peaks in infection rates, and the timing and availability of vaccines, treatments or cures to slow and eventually stop the spread. We do not yet know the full extent of any impact on our business or our operations; however, we will continue to monitor the COVID-19 situation and its impact on our business closely and expect to reevaluate the timing of our anticipated clinical trials as the impact of COVID-19 on our industry becomes clearer.

Sales of FC2 in the public health and commercial sectors

FC2 Commercial Sector.  In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription. With a prescription, FC2 is covered by most insurance companies with no copay under the ACA and the laws of 20+ states prior to enactment of the ACA. In 2018, we dissolved our small-scale marketing and sales program to focus our efforts in accessing fast-growing, highly reputable telemedicine firms (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) to bring our much-needed FC2 product to patients with a prescription in a cost-effective and highly convenient manner. As a result of these efforts, the Company now supplies FC2 to telemedicine providers in the U.S. prescription channel. The Company is working to develop supply and distributor relationships with additional telemedicine and other providers.

FC2 Public Health Sector.  FC2’s use is for the prevention of HIV/AIDS and the transmission of other sexually transmitted diseases and family planning, and the global public health sector has been an important market for FC2. Within the global public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years. The Company began shipping units under this tender award in the third quarter of fiscal 2019 and we have shipped approximately 12.2 million units through December 31, 2020. In October 2020, the Company was awarded 20 million units through its distributor in Brazil under the new Brazil female condom tender. These units are expected to be delivered over two years.

FC2 Unit Sales.  Details of the quarterly unit sales of FC2 for the last five fiscal years are as follows:

Period	2021	2020	2019	2018	2017

October 1 — December 31	12,318,988	10,070,700	7,382,524	4,399,932	6,389,320
January 1 — March 31		6,884,472	9,792,584	4,125,032	4,549,020
April 1 — June 30		10,532,048	10,876,704	10,021,188	8,466,004
July 1 — September 30		5,289,908	9,842,020	6,755,124	6,854,868
Total	12,318,988	32,777,128	37,893,832	25,301,276	26,259,212

Revenues.  Most of the Company's net revenues during the three months ended December 31, 2020 and 2019 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. The Company also had revenues from sales of PREBOOST® (Roman Swipes) through the date the PREBOOST® business was sold on December 8, 2020. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

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

Conducting research and development is central to our business model. The Company’s Research and Development segment includes multiple products and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $5.7 million and $5.3 million for the three months ended December 31, 2020 and 2019, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019

The Company generated net revenues of $14.6 million and net income of $17.2 million, or $0.25 per basic common share and $0.23 per diluted common share, for the three months ended December 31, 2020, compared to net revenues of $10.6 million and net loss of $3.3 million, or $(0.05) per basic and diluted common share, for the three months ended December 31, 2019. Net revenues increased 38% over the prior period.

FC2 net revenues represented 94% of total net revenues for the three months ended December 31, 2020. FC2 net revenues increased 32% year  over year. There was a 22% increase in total FC2 unit sales and an increase in FC2 average sales price per unit of 8%. The principal factor for the increase in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 66% of total FC2 net revenues in the current year period compared to 58% of total FC2 net revenues in the prior year period. The Company experienced an increase of 50% in FC2 net revenues in the U.S. prescription channel and an increase of 6% in FC2 net revenues in the global public health sector.

Cost of sales increased to $3.8 million in the three months ended December 31, 2020 from $3.3 million in the three months ended December 31, 2019 primarily due to an increase in unit sales.

Gross profit increased to $10.8 million in the three months ended December 31, 2020 from $7.3 million in the three months ended December 31, 2019. Gross profit margin for the fiscal 2021 period was 74% of net revenues, compared to 69% of net revenues for the fiscal 2020 period. The increase in the gross profit margin is primarily due to an increase in net revenues in the U.S. prescription channel and a decrease in labor and equipment maintenance costs.

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

Research and development expenses increased to $5.7 million in the three months ended December 31, 2020 from $5.3 million in the same period in fiscal 2020. The increase is primarily due to increased costs associated with the multiple in-process research and development projects and increased personnel costs.

Selling, general and administrative expenses increased to $4.4 million in the three months ended December 31, 2020 from $3.8 million in the three months ended December 31, 2019. The increase is due primarily to increased patent-related legal costs, increased insurance costs, and increased personnel costs.

During the first quarter of fiscal 2021, we recorded a pre-tax gain on sale of the Company’s PREBOOST® business of $18.4 million. See Note 3 to the financial statements included in this report for additional information.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $1.2 million in the three months ended December 31, 2020, which is comparable with $1.1 million in the three months ended December 31, 2019.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.6 million in the three months ended December 31, 2020 compared to $0.4 million in the three months ended December 31, 2019.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 4 and Note 9 to the financial statements included in this report for additional information.

Income tax expense in the first quarter of fiscal 2021 was $78,000, compared to income tax benefit of $77,000 in the first quarter of fiscal 2020. The increase in the income tax expense of $0.2 million is primarily due to the increase in income before income taxes of $20.7 million due to the gain on the sale of the PREBOOST® business resulting in an increase of $4.7 million in income tax expense, partially offset by the effect of common stock purchase warrants exercised of $2.0 million and by a decrease in the change in the valuation allowance of $2.3 million.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at December 31, 2020 was $30.9 million, compared to $13.6 million at September 30, 2020.  At December 31, 2020, the Company had working capital of $30.5 million and stockholders’ equity of $48.7 million compared to working capital of $12.3 million and stockholders’ equity of $30.1 million as of September 30, 2020. The increase in working capital is primarily due to the increase in cash on hand and the current portion of the note receivable related to the sale of the PREBOOST® business, partially offset by an increase in accrued expenses and other current liabilities.

We anticipate that we will continue to consume cash as we develop our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position and cash expected to be generated from sales of the Company’s commercial product are adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations, it may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-239493). The Company intends to be opportunistic when pursuing equity or debt financing which could include selling common stock under the 2020 Purchase Agreement with Aspire Capital (see discussion below). See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a description of certain risks related to our ability to raise capital on acceptable terms.

Operating activities

Net cash from operating activities was $0.7 million in the three months ended December 31, 2020. Cash from operating activities included net income of $17.2 million, adjustments to reconcile net income to net cash provided by operating activities totaling a reduction of $16.7 million and changes in operating assets and liabilities of $0.1 million. Adjustments to net income primarily consisted of $18.4 million related to the gain on sale of the PREBOOST® business, $0.8 million of share-based compensation, and $0.6 million for the change in fair value of derivative liabilities. The increase in cash from changes in operating assets and liabilities included a decrease in accounts receivable of $1.1 million, an increase in accounts payable of $0.5 million, and an increase in accrued expenses and other current liabilities of $0.4 million, partially offset by an increase in prepaid expenses and other assets of $1.8 million.

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

Investing activities

Net cash from investing activities was $15.0 million in the three months ended December 31, 2020, attributed to $15.0 million received from the sale of the Company’s PREBOOST® business.

Net cash used in investing activities in the three months ended December 31, 2019 was $22,000 and was associated with capital expenditures at our U.K. and Malaysia locations.

Financing activities

Net cash provided by financing activities in the three months ended December 31, 2020 was $1.7 million and consisted proceeds from the Premium Finance Agreement of $1.1 million, which were used to finance the Company’s directors and officers liability insurance premium, and proceeds from stock option exercises of $0.6 million.

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

The Company made total payments under the Credit Agreement of $1.1 million and $0.4 million during the three months ended December 31, 2020 and 2019, respectively. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to December 31, 2020 will be approximately $5.3 million under the Credit Agreement. The Company also estimates that it will begin making payments under the Residual Royalty Agreement during the 12-month period subsequent to December 31, 2020, and estimates such payments within that period to be approximately $1.9 million.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement. As of December 31, 2020, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s 2020 shelf registration statement on Form S-3 (File No. 333-239493). Effective June 26, 2020, upon the execution of the 2020 Purchase Agreement, the Company’s prior purchase agreement with Aspire Capital was terminated.

Fair Value Measurements

As of December 31, 2020 and September 30, 2020, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 9 to the financial statements included in this report for additional information.

The fair values of these liabilities were estimated based on unobservable inputs (Level 3 measurement), which requires highly subjective judgment and assumptions. The Company determined the fair value of the embedded derivatives at inception and on subsequent valuation dates using a Monte Carlo simulation model. This valuation model incorporates transaction details such as the contractual terms of the instruments and assumptions including projected FC2 revenues, expected cash outflows, expected repayment dates, probability and estimated dates of a change of control, expected volatility, and risk-free interest rates and applicable credit risk. The assumptions used in calculating the fair value of financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 4 to the financial statements included in this report for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to such exposures since September 30, 2020.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 6.  Exhibits

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated as of December 8, 2020, between the Company and Roman Health Ventures Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 10, 2020).

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 10, 2021

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: February 10, 2021

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer