Form 10-Q
period 2021-03-31
VERU INC.
filed 2021-05-12
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 79,683,554 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, debt repayments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "should," "will," "would" or the negative of these terms or other words of similar meaning. These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•

potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies due to COVID‑19 or other reasons, and the risk that such results will not support marketing approval and commercialization;

•

potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) and potential delays in, or failure to obtain, regulatory approval of products under development, including the risk of a delay or failure in reaching agreement with the FDA on the design of a clinical trial or in obtaining authorization to commence a clinical trial or commercialize a product candidate in the U.S.;

•

clinical results or early data from clinical trials may not be replicated or continue to occur in additional trials or may not otherwise support further development in the specified product candidate or at all;

•

risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations, including our ability to secure timely grant or other funding to develop sabizabulin as a potential COVID-19 treatment;

•	risks related to the development of our product portfolio, including clinical trials, regulatory approvals and time and cost to bring to market;
•	risks related to the impact of the COVID-19 pandemic on our business, the nature and extent of which is highly uncertain and unpredictable;
•	our pursuit of a COVID-19 treatment candidate is still in development and we may be unable to develop a drug that successfully treats the virus in a timely manner, if at all;
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

•

government entities may take actions that directly or indirectly have the effect of limiting opportunities for sabizabulin as a COVID-19 treatment, including favoring other treatment alternatives or imposing price controls on COVID-19 treatments;

•	product demand and market acceptance of any of our products, if approved;
•	some of our products are in development and we may fail to successfully commercialize such products;
•

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party’s intellectual property, and licensing risks;

•	competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing;
•

risks related to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation as well as potential healthcare reform measures;

•

the risk that we will be affected by regulatory and legal developments, including a reclassification of products or repeal or modification of part or all of the Patient Protection and Affordable Care Act (the “ACA”);

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

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$136,675,153	$13,588,778
Accounts receivable, net	5,149,154	5,227,237
Notes receivable, short-term portion	2,500,000	—
Inventory, net	7,794,523	6,704,134
Prepaid expenses and other current assets	3,932,823	1,494,541
Total current assets	156,051,653	27,014,690
Plant and equipment, net	271,166	312,691
Operating lease right-of-use assets	1,166,351	1,352,315
Deferred income taxes	9,435,877	9,466,800
Intangible assets, net	4,084,524	5,752,127
Goodwill	6,878,932	6,878,932
Notes receivable, long-term portion	2,500,000	—
Other assets	762,746	766,120
Total assets	$181,151,249	$51,543,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,722,391	$2,812,673
Accrued research and development costs	1,100,410	934,110
Accrued compensation	2,233,650	2,274,396
Accrued expenses and other current liabilities	1,970,721	1,177,126
Credit agreement liability	4,467,766	5,841,874
Residual royalty agreement liability, short-term portion	2,805,741	1,100,193
Operating lease liability, short-term portion	566,521	586,769
Total current liabilities	18,867,200	14,727,141
Residual royalty agreement liability, long-term portion	5,911,983	5,617,494
Operating lease liability, long-term portion	786,350	990,020
Deferred income taxes	74,724	74,724
Other liabilities	14,986	22,980
Total liabilities	25,655,243	21,432,359

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at March 31, 2021 and September 30, 2020	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 81,867,258 and 72,047,385 shares issued and 79,683,554 and 69,863,681 shares outstanding at March 31, 2021 and September 30, 2020, respectively	818,673	720,474
Additional paid-in-capital	237,876,289	126,971,518
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(74,810,832)	(89,192,552)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	155,496,006	30,111,316
Total liabilities and stockholders' equity	$181,151,249	$51,543,675

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net revenues	$13,340,487	$9,943,104	$27,957,476	$20,521,120

Cost of sales	2,432,187	2,506,606	6,212,543	5,815,527

Gross profit	10,908,300	7,436,498	21,744,933	14,705,593

Operating expenses:
Research and development	7,572,813	3,930,260	13,250,567	9,230,234
Selling, general and administrative	4,806,897	3,805,916	9,188,777	7,559,430
Total operating expenses	12,379,710	7,736,176	22,439,344	16,789,664

Gain on sale of PREBOOST® business	—	—	18,410,158	—

Operating (loss) income	(1,471,410)	(299,678)	17,715,747	(2,084,071)

Non-operating (expenses) income:
Interest expense	(1,251,551)	(1,164,962)	(2,440,734)	(2,306,387)
Change in fair value of derivative liabilities	(53,000)	469,000	(657,000)	75,000
Other (expense) income, net	(48,330)	51,991	(136,301)	(10,035)
Total non-operating expenses	(1,352,881)	(643,971)	(3,234,035)	(2,241,422)

(Loss) income before income taxes	(2,824,291)	(943,649)	14,481,712	(4,325,493)

Income tax expense (benefit)	21,690	(133,140)	99,992	(209,883)

Net (loss) income	$(2,845,981)	$(810,509)	$14,381,720	$(4,115,610)

Net (loss) income per basic common share outstanding	$(0.04)	$(0.01)	$0.20	$(0.06)

Basic weighted average common shares outstanding	75,175,077	65,367,493	72,717,621	65,202,103

Net (loss) income per diluted common share outstanding	$(0.04)	$(0.01)	$0.18	$(0.06)

Diluted weighted average common shares outstanding	75,175,077	65,367,493	80,654,070	65,202,103

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2020	72,047,385	$720,474	$126,971,518	$(581,519)	$(89,192,552)	$(7,806,605)	$30,111,316
Share-based compensation	—	—	785,297	—	—	—	785,297
Issuance of shares pursuant to share-based awards	468,611	4,686	619,133	—	—	—	623,819
Issuance of shares pursuant to common stock purchase warrants	1,574,611	15,746	(15,746)	—	—	—	—
Net income	—	—	—	—	17,227,701	—	17,227,701
Balance at December 31, 2020	74,090,607	740,906	128,360,202	(581,519)	(71,964,851)	(7,806,605)	48,748,133
Share-based compensation	—	—	1,002,281	—	—	—	1,002,281
Issuance of shares pursuant to share-based awards	357,297	3,573	645,702	—	—	—	649,275
Shares issued in connection with public offering of common stock, net of fees and costs	7,419,354	74,194	107,868,104	—	—	—	107,942,298
Net loss	—	—	—	—	(2,845,981)	—	(2,845,981)
Balance at March 31, 2021	81,867,258	$818,673	$237,876,289	$(581,519)	$(74,810,832)	$(7,806,605)	$155,496,006

Balance at September 30, 2019	67,221,951	$672,220	$110,268,057	$(581,519)	$(70,219,017)	$(7,806,605)	$32,333,136
Share-based compensation	—	—	614,498	—	—	—	614,498
Issuance of shares pursuant to share-based awards	867	8	(8)	—	—	—	—
Net loss	—	—	—	—	(3,305,101)	—	(3,305,101)
Balance at December 31, 2019	67,222,818	672,228	110,882,547	(581,519)	(73,524,118)	(7,806,605)	29,642,533
Share-based compensation	—	—	681,680	—	—	—	681,680
Issuance of shares pursuant to share-based awards	356,424	3,564	405,068	—	—	—	408,632
Sale of shares under common stock purchase agreement	300,000	3,000	1,224,000	—	—	—	1,227,000
Amortization of deferred costs	—	—	(34,759)	—	—	—	(34,759)
Net loss	—	—	—	—	(810,509)	—	(810,509)
Balance at March 31, 2020	67,879,242	$678,792	$113,158,536	$(581,519)	$(74,334,627)	$(7,806,605)	$31,114,577

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$14,381,720	$(4,115,610)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	131,403	232,397
Noncash change in right-of-use assets	185,964	154,325
Noncash interest expense, net of interest paid	(31,071)	2,306,387
Share-based compensation	1,787,578	1,296,178
Gain on sale of PREBOOST® business	(18,410,158)	—
Deferred income taxes	30,923	(198,944)
Provision for obsolete inventory	42,513	229,047
Change in fair value of derivative liabilities	657,000	(75,000)
Other	(1,000)	7,500
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	79,083	(1,837,178)
Increase in inventory	(1,132,902)	(2,597,964)
Increase in prepaid expenses and other assets	(2,434,908)	(962,470)
Increase in accounts payable	2,815,773	1,110,928
Increase (decrease) in accrued expenses and other current liabilities	191,734	(293,429)
Decrease in operating lease liabilities	(223,917)	(183,658)
Net cash used in operating activities	(1,930,265)	(4,927,491)

INVESTING ACTIVITIES
Cash proceeds from sale of PREBOOST® business	15,000,000	—
Capital expenditures	(12,118)	(54,680)
Net cash provided by (used in) investing activities	14,987,882	(54,680)

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees	108,099,988	—
Payment of costs related to public offering	(43,745)	—
Installment payments on SWK credit agreement	—	(944,612)
Proceeds from stock option exercises	1,273,094	408,632
Proceeds from premium finance agreement	1,061,442	836,780
Installment payments on premium finance agreement	(352,664)	(277,965)
Proceeds from sale of shares under common stock purchase agreement	—	1,227,000
Cash paid for debt portion of finance lease	(9,357)	(5,302)
Net cash provided by financing activities	110,028,758	1,244,533

Net increase (decrease) in cash	123,086,375	(3,737,638)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,588,778	6,295,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,675,153	$2,557,514

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,471,805	$—
Schedule of non-cash investing and financing activities:
Right-of-use assets recorded in exchange for lease liabilities	$—	$1,229,926
Notes receivable for sale of PREBOOST® business	$5,000,000	$—
Amortization of deferred costs related to common stock purchase agreement	$—	$34,759
Costs related to public offering in accounts payable or accrued expenses and other current liabilities	$113,945	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The accompanying condensed consolidated balance sheet as of September 30, 2020 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2021 and cash flows for the six months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2021.

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

Principles of consolidation and nature of operations:  Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is an oncology biopharmaceutical company with a focus on developing novel medicines for the management of prostate and breast cancers. The Company has multiple drug products under clinical development. During fiscal 2020, the Sexual Health Business segment also included PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The PREBOOST® business was sold on December 8, 2020. See Note 2 for additional information. Most of the Company’s net revenues during the three and six months ended March 31, 2021 and 2020 were derived from sales of the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved product for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

Reclassifications:  Certain prior period amounts on the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Other comprehensive income (loss):  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net income (loss), are components of other comprehensive loss. For the three and six months ended March 31, 2021 and 2020, comprehensive income (loss) is equivalent to the reported net income (loss).

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

Note 2 – Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation and was a commercial product in the Company’s Sexual Health Division until the date of the sale. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, a $2.5 million note receivable due 12 months after closing and a $2.5 million note receivable due 18 months after closing. Total assets sold, consisting of intangible assets, had a net book value of approximately $1.6 million, resulting in a pre-tax gain on sale of approximately $18.4 million. The Company had income before income taxes of $327,000 during the six months ended March 31, 2021 related to the PREBOOST® business before the sale. The Company had income before income taxes of $231,000 and $279,000 during the three and six months ended March 31, 2020, respectively, related to the PREBOOST® business.

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

As of March 31, 2021 and September 30, 2020, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2021 and 2020:

	Six Months Ended
	March 31,
	2021	2020

Beginning balance	$4,182,000	$3,625,000
Change in fair value of derivative liabilities	657,000	(75,000)
Ending balance	$4,839,000	$3,550,000

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of March 31, 2021 and September 30, 2020:

Weighted Average (range, if applicable)
Valuation Methodology	Significant Unobservable Input	March 31, 2021	September 30, 2020

Monte Carlo Simulation	Estimated change of control dates	December 2021 to December 2024	December 2021 to June 2022
	Discount rate	5.3% to 8.9%	14.1% to 16.0%
	Probability of change of control	20% to 90%	20% to 90%

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of PREBOOST® medicated wipes for prevention of premature ejaculation before the sale of the PREBOOST® business. The following table presents net revenues from these three categories:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
FC2
U.S. prescription channel	$10,312,742	$6,952,627	$19,414,481	$13,003,757
Global public health sector	3,027,745	2,569,644	7,680,164	6,943,438
Total FC2	13,340,487	9,522,271	27,094,645	19,947,195
PREBOOST®	-	420,833	862,831	573,925
Net revenues	$13,340,487	$9,943,104	$27,957,476	$20,521,120

The following table presents net revenue by geographic area:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

United States	$10,612,998	$7,674,849	$20,968,836	$14,166,003
Other	2,727,489	2,268,255	6,988,640	6,355,117
Net revenues	$13,340,487	$9,943,104	$27,957,476	$20,521,120

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $140,000 and $6,000 at March 31, 2021 and September 30, 2020, respectively.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable are affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 90 days subsequent to clearance of the product by the Ministry of Health in Brazil.

The components of accounts receivable consist of the following at March 31, 2021 and September 30, 2020:

	March 31,	September 30,
	2021	2020

Trade receivables, gross	$5,287,926	$5,332,786
Less: allowance for doubtful accounts	(24,643)	(25,643)
Less: allowance for sales returns and payment term discounts	(114,129)	(79,906)
Accounts receivable, net	$5,149,154	$5,227,237

At March 31, 2021 and at September 30, 2020, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At March 31, 2021, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 81% of net accounts receivable in the aggregate. At September 30, 2020, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 89% of net accounts receivable in the aggregate.

For the three months ended March 31, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 77% of the Company’s net revenues in the aggregate. For the three months ended March 31, 2020, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 80% of the Company’s net revenues in the aggregate.

For the six months ended March 31, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 69% of the Company’s net revenues in the aggregate. For the six months ended March 31, 2020, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 71% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no material change in the allowance for doubtful accounts for the six months ended March 31, 2021 and 2020.

Recoveries of accounts receivable previously charged off are recorded when received. In the global public health sector, the Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies,  which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs. In the U.S., the Company’s customers include telemedicine providers who sell into the prescription channel.

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

Inventory consisted of the following at March 31, 2021 and September 30, 2020:

	March 31,	September 30,
	2021	2020
FC2:
Raw material	$1,176,815	$962,860
Work in process	44,425	106,272
Finished goods	6,634,584	5,634,612
FC2, gross	7,855,824	6,703,744
Less: inventory reserves	(61,301)	(29,331)
FC2, net	7,794,523	6,674,413
PREBOOST®
Finished goods	—	29,721
Inventory, net	$7,794,523	$6,704,134

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

Plant and equipment consisted of the following at March 31, 2021 and September 30, 2020:

	Estimated	March 31,	September 30,
	Useful Life	2021	2020
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,697,662	$2,752,854
Office equipment, furniture and fixtures	3 - 10 years	833,588	803,484
Leasehold improvements	3 - 8 years	298,886	298,886
Total plant and equipment		3,830,136	3,855,224
Less: accumulated depreciation and amortization		(3,558,970)	(3,542,533)
Plant and equipment, net		$271,166	$312,691

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets were as follows at March 31, 2021:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$315,476	$184,524
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$315,476	$4,084,524

The gross carrying amounts and net book value of intangible assets were as follows at September 30, 2020:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$768,111	$1,631,889
Covenants not-to-compete	500,000	279,762	220,238
Total intangible assets with finite lives	2,900,000	1,047,873	1,852,127
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$6,800,000	$1,047,873	$5,752,127

As discussed in Note 2, the Company sold its intangible assets related to PREBOOST® as part of the sale of the PREBOOST® business on December 8, 2020. The remaining net book value of the PREBOOST® developed technology, acquired in the acquisition of APP, was $1.6 million on the date of the sale.  Amortization expense was approximately $18,000 and $79,000 for the three months ended March 31, 2021 and 2020, respectively, and approximately $78,000 and $158,000 for the six months ended March 31, 2021 and 2020, respectively.

Goodwill

The carrying amount of goodwill at March 31, 2021 and September 30, 2020 was $6.9 million. There was no change in the balance during the six months ended March 31, 2021 and 2020.

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

The Lenders are entitled to receive quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 as provided in the Credit Agreement until the Company has paid 176.5% of the aggregate amount advanced to the Company under the Credit Agreement. If product revenue from net sales of FC2 for the 12-month period ended as of the last day of the respective quarterly payment period is less than $10.0 million, the quarterly payments will be 32.5% of product revenue from net sales of FC2 during the quarterly period. If product revenue from net sales of FC2 for the 12-month period ended as of the last day of the respective quarterly payment period is equal to or greater than $10.0 million, the quarterly payments are calculated as follows: (i) as it relates to each quarter during the 2019 calendar year, the sum of 12.5% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period (as defined in the Credit Agreement), plus 5% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period, (ii) as it relates to each quarter during the 2020 calendar year, the sum of 25% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period, plus 10% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period, and (iii) as it relates to each quarter during the 2021 calendar year and thereafter, the sum of 30% of product revenue from net sales of FC2 up to and including $12.5 million in the Elapsed Period, plus 20% of product revenue from net sales of FC2 greater than $12.5 million in the Elapsed Period. Upon the Credit Agreement’s termination date of March 5, 2025, the Company must pay 176.5% of the aggregate amount advanced to the Company under the Credit Agreement less the amounts previously paid by the Company from product revenue. The payment requirements described above reflect an amendment to the Credit Agreement dated May 13, 2019 (the “Second Amendment”) which included a reduction to the percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2019, a return to the original percentages to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2020 and an increase to the percentages to be used to calculate the quarterly revenue-based payments due on product revenue from net sales of FC2 during calendar year 2021 and thereafter until the loan has been repaid.

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

At March 31, 2021 and September 30, 2020, the Credit Agreement liability consisted of the following:

	March 31,	September 30,
	2021	2020

Aggregate repayment obligation	$17,650,000	$17,650,000
Less: cumulative payments	(12,786,300)	(10,314,495)
Remaining repayment obligation	4,863,700	7,335,505
Less: unamortized discounts	(386,841)	(1,459,330)
Less: unamortized deferred issuance costs	(9,093)	(34,301)
Credit agreement liability	$4,467,766	$5,841,874

The Company repaid the original principal of $10.0 million during the quarter ended September 30, 2020. Remaining quarterly payments under the Credit Agreement will be classified as interest payments, consistent with the terms of the Credit Agreement. The Company currently estimates the remaining repayment obligation under the Credit Agreement will be paid during the 12‑month period subsequent to March 31, 2021.

At March 31, 2021 and September 30, 2020, the Residual Royalty Agreement liability consisted of the following:

	March 31,	September 30,
	2021	2020

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	3,532,724	2,189,687
Residual royalty agreement liability, excluding embedded derivative liability	3,878,724	2,535,687
Add: embedded derivative liability at fair value (see Note 3)	4,839,000	4,182,000
Total residual royalty agreement liability	8,717,724	6,717,687
Residual royalty agreement liability, short-term portion	(2,805,741)	(1,100,193)
Residual royalty agreement liability, long-term portion	$5,911,983	$5,617,494

The short-term portion of the Residual Royalty Agreement liability represents the aggregate of the estimated quarterly payments on the Residual Royalty Agreement payable during the 12-month period subsequent to the balance sheet date.

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three and six months ended March 31, 2021 and 2020, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Amortization of discounts	$499,629	$844,592	$1,072,489	$1,706,578
Accretion of residual royalty agreement	740,179	300,519	1,343,037	559,697
Amortization of deferred issuance costs	11,743	19,851	25,208	40,112
Interest expense	$1,251,551	$1,164,962	$2,440,734	$2,306,387

Premium Finance Agreement

On November 1, 2020, the Company entered into a Premium Finance Agreement to finance $1.1 million of its directors and officers liability insurance premium at an annual percentage rate of 3.94%. The financing is payable in three quarterly installments of principal and interest, beginning on January 1, 2021. The balance of the insurance premium liability is $709,000 as of March 31, 2021 and is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at March 31, 2021 and September 30, 2020. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at March 31, 2021 and September 30, 2020, and there was no activity during the six-month periods then ended.

Common Stock Offering

On February 22, 2021, we completed an underwritten public offering of 7,419,354 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $15.50 per share. Net proceeds to the Company from this offering were $107.9 million after deducting underwriting discounts and commissions and costs incurred by the Company through March 31, 2021. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

Common Stock Purchase Warrants

In connection with the closing of the acquisition of APP (the “APP Acquisition”) on October 31, 2016, the Company issued warrants to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company’s then financial advisor (the “Financial Advisor Warrants”). The Financial Advisor Warrants had a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrants vested upon issuance. As of September 30, 2020, an aggregate of 2,326,841 shares of common stock remained available for purchase under the Financial Advisor Warrants. During the first quarter of fiscal 2021, the remaining Financial Advisor Warrants to purchase 2,326,841 shares of the Company’s common stock were exercised using the cashless exercise feature, resulting in the issuance of 1,574,611 shares of common stock. As of March 31, 2021, there were no outstanding common stock purchase warrants.

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

Since inception of the 2020 Purchase Agreement, we have sold 1,644,737 shares of common stock to Aspire Capital resulting in proceeds to the Company of $5.0 million. As of March 31, 2021, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at March 31, 2021 and September 30, 2020 is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three and six months ended March 31, 2021 and 2020, we recorded share-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Cost of sales	$18,415	$16,425	$34,627	$30,970
Selling, general and administrative	713,603	480,628	1,275,087	952,323
Research and development	270,263	184,627	477,864	312,885
Share-based compensation	$1,002,281	$681,680	$1,787,578	$1,296,178

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). A total of 11.0 million shares are authorized for issuance under the 2018 Plan. As of March 31, 2021,  3,025,805 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of March 31, 2021,  99 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three and six months ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Weighted Average Assumptions:
Expected volatility	77.71%	65.66%	68.32%	63.13%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.00%	0.62%	0.61%	1.63%
Expected term (in years)	6.0	6.0	5.9	5.9
Fair value of options granted	$9.81	$1.84	$3.32	$1.14

During the three and six months ended March 31, 2021 and 2020, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at March 31, 2021:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2020	8,599,000	$1.67
Granted	3,051,600	$5.27
Exercised	(825,908)	$1.54
Forfeited and expired	(72,935)	$1.77
Outstanding at March 31, 2021	10,751,757	$2.70	8.19	$89,289,061
Exercisable at March 31, 2021	5,214,736	$1.62	7.33	$47,723,441

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended March 31, 2021 of $10.78, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the six months ended March 31, 2021 and 2020 was approximately $7.0 million and $1.1 million, respectively. Cash received from options exercised during the six months ended March 31, 2021 and 2020 was approximately $1.3 million and $409,000, respectively.  During the six months ended March 31, 2020,  223,415 options were exercised using the cashless exercise feature available under the 2017 Plan and 2018 Plan, which resulted in the issuance of 143,958 shares of common stock. There were no options exercised using the cashless exercise feature during the six months ended March 31, 2021.

As of March 31, 2021, the Company had unrecognized compensation expense of approximately $5.7 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of March 31, 2021, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures. The Company’s leases have remaining lease terms of less than one year to five years, which include the option to extend a lease when the Company is reasonably certain to exercise that option. The Company does not have any leases that have not yet commenced as of March 31, 2021. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842.

The components of the Company’s lease cost were as follows for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$2,179	$2,179	$4,357	$4,357
Interest on lease liabilities	777	1,379	1,716	2,859
Operating lease cost	136,613	121,106	271,939	253,680
Short-term lease cost	1,863	1,863	3,726	3,726
Variable lease cost	39,539	33,671	76,222	67,136
Sublease income	(44,844)	(44,845)	(89,689)	(89,689)
Total lease cost	$136,127	$115,353	$268,271	$242,069

The Company paid cash of $342,000 and $244,000 for amounts included in the measurement of operating lease liabilities during the six months ended March 31, 2021 and 2020, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and September 30, 2020.

Other information related to the Company’s leases as of March 31, 2021 and September 30, 2020 was as follows:

	March 31,	September 30,
	2021	2020
Operating Leases
Weighted-average remaining lease term	3.3	3.6
Weighted-average discount rate	11.5%	11.5%
Finance Leases
Weighted-average remaining lease term	0.9	1.4
Weighted-average discount rate	13.9%	13.9%

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

A reconciliation of income tax (benefit) expense and the amount computed by applying the U.S. statutory rate of 21% to (loss) income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Income tax (benefit) expense at U.S. federal statutory rates	$(593,101)	$(198,166)	$3,041,159	$(908,354)
State income tax (benefit) expense, net of federal (benefit) expense	(45,923)	(15,347)	235,473	(70,347)
Effect of stock options exercised	11,279	—	(53,011)	—
Effect of common stock purchase warrants exercised	—	—	(2,038,919)	—
Effect of Paycheck Protection Program funds	(26,340)	—	(122,226)	—
Effect of foreign income tax rates	4,993	23,832	(27,577)	66,386
Effect of global intangible low taxed income	(55,388)	(34,331)	69,757	16,120
Change in valuation allowance	727,034	89,741	(1,005,752)	682,451
Other, net	(864)	1,131	1,088	3,861
Income tax expense (benefit)	$21,690	$(133,140)	$99,992	$(209,883)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$8,104,217	$8,759,589
State net operating loss carryforwards	1,635,677	1,682,104
Foreign net operating loss carryforwards – U.K.	11,624,930	11,655,853
Foreign capital allowance – U.K.	113,522	113,522
Share-based compensation	574,699	1,255,983
Interest expense	706,619	850,248
Other, net – U.K.	93,739	93,739
Other, net – U.S.	518,584	374,942
Gross deferred tax assets	23,371,987	24,785,980
Valuation allowance for deferred tax assets	(13,068,988)	(14,074,740)
Net deferred tax assets	10,302,999	10,711,240
Deferred tax liabilities:
In-process research and development	(882,427)	(882,427)
Developed technology	—	(369,237)
Covenant not-to-compete	(41,751)	(49,832)
Other, net – Malaysia	(11,297)	(11,297)
Other, net – U.S.	(6,371)	(6,371)
Net deferred tax liabilities	(941,846)	(1,319,164)
Net deferred tax asset	$9,361,153	$9,392,076

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	March 31,	September 30,
	2021	2020

Deferred tax asset – U.K.	$9,435,877	$9,466,800
Total deferred tax asset	$9,435,877	$9,466,800

Deferred tax liability – U.S.	$(63,427)	$(63,427)
Deferred tax liability – Malaysia	(11,297)	(11,297)
Total deferred tax liability	$(74,724)	$(74,724)

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

Note 15 – Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock appreciation rights and common stock purchase warrants as determined under the treasury stock method.

The following table provides a reconciliation of the net (loss) income per basic and diluted common share outstanding:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net (loss) income	$(2,845,981)	$(810,509)	$14,381,720	$(4,115,610)

Basic weighted average common shares outstanding	75,175,077	65,367,493	72,717,621	65,202,103
Net effect of dilutive instruments:
Stock options	—	—	7,147,372	—
Stock appreciation rights	—	—	44,256	—
Common stock purchase warrants	—	—	744,821	—
Total net effect of dilutive instruments	—	—	7,936,449	—
Diluted weighted average common shares outstanding	75,175,077	65,367,493	80,654,070	65,202,103
Net (loss) income per basic common share outstanding	$(0.04)	$(0.01)	$0.20	$(0.06)
Net (loss) income per diluted common share outstanding	$(0.04)	$(0.01)	$0.18	$(0.06)

For the six months ended March 31, 2021,  approximately 211,000 potentially dilutive instruments were excluded from the computation of net income per diluted weighted average common share outstanding because their effect would have been antidilutive. Due to our net loss for the three months ended March 31, 2021 and three and six months ended March 31, 2020, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 9 and 10 for a discussion of our potentially dilutive instruments.

Note 16 – Industry Segments

The Company currently operates in two reporting segments: Sexual Health Business and Research and Development.  The Sexual Health Business segment consists of the Company’s commercial product, FC2. The Sexual Health Business also included PREBOOST® before the sale of the business in December 2020. The Research and Development segment consists of multiple drug products under clinical development. The Company’s Sexual Health Business segment will include any future revenues, cost of sales and selling expenses for TADFIN™, if approved. Costs associated with the development of TADFIN™ are currently included in the Research and Development segment. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of non-operating expenses and income taxes. Our chief operating decision-maker (CODM) is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer.

The Company's operating (loss) income by segment was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Sexual health business	$9,929,005	$6,333,886	$19,843,941	$12,302,949
Research and development	(7,741,348)	(3,884,272)	(13,600,185)	(9,174,131)
Corporate	(3,659,067)	(2,749,292)	11,471,991	(5,212,889)
Operating (loss) income	$(1,471,410)	$(299,678)	$17,715,747	$(2,084,071)

All of our net revenues, which are primarily derived from the sale of FC2, are attributed to the Sexual Health Business reporting segment. See Note 4 for additional information regarding our net revenues. Costs related to the office located in London, England are fully dedicated to FC2 and are presented as a component of the Sexual Health Business segment. Drug commercialization costs are included in the Research and Development segment. Certain expenses in the three and six months ended March 31, 2020 have been reclassified to conform to the current period presentation. The gain on sale of the PREBOOST® business and depreciation and amortization related to long-lived assets that are not utilized in the production of FC2 are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above. Total assets are not presented by reporting segment as they are not reviewed by the CODM when evaluating the reporting segments’ performance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru is an oncology biopharmaceutical company with a focus on developing novel medicines for the management of prostate and breast cancers.

The Company’s prostate cancer drug pipeline includes sabizabulin, VERU-100 and zuclomiphene citrate.

Sabizabulin (VERU-111) for the treatment of men with metastatic castration resistant prostate cancer who have also become resistant to at least one androgen receptor targeting agent

Sabizabulin (VERU‑111) is an oral, first-in-class, new chemical entity that targets and inhibits microtubules to disrupt transport of the androgen receptor into the nucleus (androgen receptor transport disruptor). Open label Phase 1b and Phase 2 clinical studies with sabizabulin in men with metastatic castration and androgen receptor targeting agent resistant prostate cancer are ongoing. The Phase 1b clinical study completed enrollment of 39 men. The Phase 1b study has yielded promising efficacy and safety clinical data. Daily chronic drug administration appears feasible and safe. The Phase 2 clinical study has completed enrollment of 41 men with metastatic castration resistant prostate cancer who have also become resistant to at least one androgen receptor targeting agent, such as abiraterone or enzalutamide, but prior to proceeding to IV chemotherapy. Evidence of tumor efficacy including PSA declines and objective tumor responses (partial and complete response) were observed, and sabizabulin was well tolerated with no neutropenia or neurotoxicity. The safety profile is similar to an androgen receptor targeting agent, enzalutamide or abiraterone. In July 2020, the Company had a meeting with the FDA and received positive input from the FDA on the pivotal Phase 3 trial design for sabizabulin. The indication is for the treatment in men with metastatic castration resistant prostate cancer who have failed one androgen receptor targeting agent, but prior to IV chemotherapy. The Phase 3 VERACITY clinical study is an open label, randomized, multicenter, registration study evaluating sabizabulin 32mg daily dosing versus an alternative androgen receptor targeting agent as the active control (the blood levels of sabizabulin from the Phase 3 32mg drug product dose are similar to the Phase 1b/2 sabizabulin 63mg dosage form). The primary endpoint is radiographic progression-free survival. The sample size for the Phase 3 study will be approximately 245 men with a 2:1 randomization of sabizabulin versus the active control. The Company expects to enroll its first patient in its pivotal VERACITY Phase 3 study in May 2021.

VERU-100 for androgen deprivation therapy of advanced prostate cancer

VERU‑100 is a novel, proprietary long-acting gonadotropin-releasing hormone (GnRH) antagonist peptide three-month subcutaneous depot formulation designed to address the current limitations of commercially available androgen deprivation therapy (ADT). Androgen deprivation therapy is currently the mainstay of advanced prostate cancer treatment and is used as a foundation of treatment throughout the course of the disease even as other endocrine, chemotherapy, or radiation treatments are added or stopped. Specifically, VERU‑100 is a chronic, long-acting GnRH antagonist peptide administered as a small volume, three-month depot subcutaneous injection without a loading dose. VERU‑100 immediately suppresses testosterone with no testosterone surge upon initial or repeated administration, a problem that occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. There are no GnRH antagonist depot injectable formulations commercially approved beyond a one-month injection. The Company expects to enroll its first patient in a Phase 2 study to evaluate VERU-100 dosing in 35 men in May 2021, and a Phase 3 registration clinical trial in approximately 100 men is anticipated to begin in the second half of calendar year 2021.

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

The Company’s breast cancer drug pipeline includes enobosarm and sabizabulin.

Enobosarm, selective androgen receptor targeted agonist, for the treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer (3rd line metastatic setting)

Enobosarm is the first new class of targeting endocrine therapy in advanced breast cancer in decades. Enobosarm is an oral, first-in-class, new chemical entity, selective androgen receptor agonist that targets and activates the androgen receptor (AR) in AR+/ER+/HER2- metastatic breast cancer, which results in tumor suppressor activity without the unwanted masculinizing side effects.  Enobosarm has extensive nonclinical and clinical experience having been evaluated in 25 separate clinical studies in approximately 1,450 subjects, including three Phase 2 clinical studies in advanced breast cancer involving more than 250 patients. In the two Phase 2 clinical studies conducted in women with AR+/ER+/HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts that failed estrogen receptor targeting agents, chemotherapy, and or CDK 4/6 inhibitors and was well tolerated with a favorable safety profile. In the fourth quarter of calendar 2020, the FDA agreed to the Phase 3 multicenter, international, open label, and randomized (1:1) ARTEST registration clinical trial design to evaluate the efficacy and safety of enobosarm monotherapy versus physician’s choice of either exemestane or a SERM as an active comparator for the treatment of metastatic AR+/ER+/HER2- breast cancer in approximately 210 patients who have failed a nonsteroidal aromatase inhibitor (anastrozole or letrozole), fulvestrant and a CDK4/6 inhibitor. The primary endpoint is radiographic progression-free survival. The pivotal Phase 3 ARTEST study is anticipated to commence in the second quarter of calendar year 2021.

Enobosarm was also part of the focus of a recent article in Nature Medicine, Volume 27, Issue 2, February 2021, entitled: “The Androgen Receptor is a Tumor Suppressor in Estrogen Receptor-Positive Breast Cancer”. In the Nature Medicine publication, the researchers and authors provided scientific evidence that established that the androgen receptor is a tumor suppressor and that enobosarm, by targeting and activating AR,  demonstrates antitumor activity not only in AR+ ER+ metastatic breast cancer that has become resistance to estrogen receptor targeted agents endocrine and CDK4/6 inhibitor treatments, but also that enobosarm in combination with a CDK4/6 inhibitor (e.g., palbociclib) may potentially restore CDK4/6 inhibitor sensitivity in ER+ breast cancer that has become resistant to estrogen receptor targeting agents and CDK4/6 inhibitors.

We intend to conduct a second enobosarm program to evaluate enobosarm combination therapy in a second line metastatic setting. In this program, we plan to conduct a Phase 2 clinical trial to evaluate the efficacy and safety of enobosarm plus CDK4/6 inhibitor (combination therapy) versus an alternative estrogen blocking agent (fulvestrant or an aromatase inhibitor) in subjects with AR+/ER+/HER2- metastatic breast cancer who have failed first line CDK4/6 inhibitor plus an estrogen blocking agent (non-steroidal aromatase inhibitor or fulvestrant).  This clinical study in approximately 106 subjects is expected to commence in the third quarter of calendar year 2021.

Sabizabulin for the treatment of taxane resistant metastatic triple negative breast cancer

Metastatic triple negative breast cancer (TNBC) is an aggressive form of breast cancer that occurs in approximately 15% of all breast cancers. This form of breast cancer does not express ER, progesterone receptor (PR), or HER2 and is resistant to endocrine therapies. The first line of treatment usually includes IV taxane chemotherapy. Almost all women will eventually develop taxane resistance. Sabizabulin is an oral, first-in-class, new chemical entity that targets and inhibits microtubules to disrupt the cytoskeleton. Sabizabulin is not a substrate for P-glycoprotein drug resistance protein. Over expression of P-glycoprotein is a common mechanism that results in taxane resistance in TNBC. Preclinical studies in human triple negative breast cancer grown in animal models demonstrate that sabizabulin significantly inhibits cancer proliferation, migration, metastases, and invasion of triple negative breast cancer cells and tumors that have become resistant to paclitaxel (taxane). Using the safety information from the Phase 1b and Phase 2 sabizabulin prostate cancer clinical studies in a total of approximately 80 men, the Company plans to meet with the FDA in calendar year 2021 and to commence a Phase 2b clinical study in the second half of calendar year 2021 to evaluate oral daily dosing of sabizabulin in approximately 200 women with metastatic TNBC that have become resistant to taxane IV chemotherapy.

Sabizabulin for the treatment of hospitalized COVID-19 patients at high risk for acute respiratory distress syndrome (ARDS)

Sabizabulin is a novel once-a-day orally dosed small molecule that has both broad anti-inflammatory and anti-viral properties which may serve as a two-pronged approach to the treatment of COVID-19 virus infection and the subsequent debilitating inflammatory effects that can lead to ARDS and death.

We conducted a double-blind, randomized, placebo-controlled Phase 2 clinical trial evaluating daily oral once-a-day dosing of sabizabulin 18mg versus placebo in approximately 40 hospitalized COVID-19 patients who were at high risk for ARDS. This trial was conducted in 5 sites across the United States. Patients that were hospitalized with documented evidence of COVID-19 infection with symptoms and who were at high risk for ARDS were enrolled. Subjects received either sabizabulin 18mg or placebo as well as standard of care for 21 days or until released from the hospital. The primary efficacy endpoint was the proportion of patients that were alive without respiratory failure at Day 29. On February 8, 2021, we announced positive results from this Phase 2 clinical trial evaluating sabizabulin for the treatment of hospitalized patients with COVID-19 who were high risk for ARDS. For the primary endpoint in hospitalized patients in a modified intent to treat population,  sabizabulin treatment compared to placebo had a statistically significant and clinically meaningful improvement in the proportion of patients with treatment failures (death or alive with respiratory failure) being 5.6% in the sabizabulin treated group (n=18) and 30% in the placebo treated group (n=20) at Day 29. This represents an 81% relative reduction in treatment failures and shows statistical significance with p=0.05. Sabizabulin was tolerated with a good safety profile.

In February 2021, the FDA agreed to advancing sabizabulin into Phase 3 clinical registration trial. The Phase 3 clinical trial is a double-blind randomized (2:1) placebo-controlled trial evaluating daily oral doses of 9mg sabizabulin for 21 days versus placebo in 300 hospitalized patients (200 subjects will be treated with sabizabulin and 100 subjects will receive placebo) who tested positive for the SARS-CoV-2 virus and who are at high risk for ARDS. The primary efficacy endpoint will be proportion of patients alive at Day 60. Secondary endpoints will include proportion of patients alive without respiratory failure, days in ICU, days on mechanical ventilations, days in the hospital, and viral load. The Company expects to enroll its first patient in its sabizabulin for COVID-19 Phase 3 pivotal study in May 2021. The Company has selected clinical sites in the U.S., Brazil, Argentina, Colombia, and Mexico. The Company anticipates completion of the Phase 3 trial during the fourth calendar quarter of 2021.

The Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (BARDA) and Veru have had several meetings to discuss possible grant funding for the Phase 3 study and manufacturing scale up.

Sexual Health Division

The Company's Sexual Health Division includes a drug candidate, TADFIN™, for the treatment of benign prostatic hyperplasia (BPH) and a commercial product, the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved product for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

TADFIN™ (tadalafil 5mg and finasteride 5mg combination capsule) is being developed to treat urinary tract symptoms caused by BPH. Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than finasteride alone. The Company had a successful pre-New Drug Application (NDA) meeting with the FDA and submitted the NDA for TADFIN™ in February 2021. If approved, TADFIN™ is expected to be marketed and distributed by telemedicine (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) and telepharmacy groups. The Company’s Sexual Health Business segment will include future revenues for TADFIN™, if approved. Costs associated with the development of TADFIN™ are currently included in our Research and Development segment.

The Company sells FC2 in both the commercial sector in the U.S. and in the public health sector in the U.S. and globally. In the U.S., FC2 is available by prescription through multiple telemedicine and internet pharmacy channels as well as retail pharmacies. It is also available to public health sector entities such as state departments of health and 501(c)(3) organizations. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

Most of the Company’s net revenues during the three and six months ended March 31, 2021 and 2020 were derived from sales of FC2 in the commercial and public health sectors.

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

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, the United Kingdom and Malaysia, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. In addition, and in an attempt to slow the rapid growth of the COVID-19 infection rate, many governments around the world, including in the United States at the federal, state and local levels as well as in the United Kingdom and Malaysia, have from time to time imposed mandatory sheltering in place and social distancing restrictions that severely limit the ability of its citizens to travel freely and to conduct activities.

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

To date, COVID-19 has not impacted the Company’s ability to supply product demand for FC2.  At the start of the pandemic, we did experience some temporary disruption to our manufacturing facility due to the implementation of local government policies. On March 16, 2020, the Malaysian government issued an order closing non-essential businesses in that country due to the COVID-19 pandemic. As a result, the sole facility where the Company manufactures FC2 was unable to manufacture or ship product starting March 16, 2020. Because FC2 is a health product, the Company received an exemption to reopen the facility with limited staff to ship existing inventory on March 27, 2020, to reopen for manufacturing with 50% of the regular number of workers and social distancing requirements on April 20, 2020 and to return to 100% of the regular number of workers but with continued social distancing requirements on May 4, 2020. The Company has had a sufficient quantity of FC2 inventory both inside and outside of Malaysia to continue to satisfy customer demand. The Company has adopted measures to protect the employees at its Malaysian facility, to respond in the event an employee at the facility is determined to have tested positive for COVID-19, and to mitigate the impact of COVID-19 on the Company’s Malaysian manufacturing operations. However, no such measures can eliminate risks relating to the COVID-19 pandemic, and if the Company’s Malaysian manufacturing facility is subject to government mandates to counter COVID-19 or encounters labor or raw material shortages, transportation delays or other issues, our ability to supply product to our customers could be disrupted. There have been no additional closures of non-essential businesses by the Malaysian government.

The sole supplier of the nitrile polymer sheath for FC2 also produces surgical gloves and has at times prioritized their production during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. Malaysian ports are currently open for shipment but at reduced capacity, and the Company may also encounter issues shipping product into key markets or through freight or other carriers. To mitigate these factors, the Company continues to build strategic stock to ensure supply is available during a period of potential disruption. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2. For example, sales of FC2 could be impacted in the U.S. prescription channel if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. The COVID-19 pandemic did not have a material net impact on our consolidated operating results during the three and six months ended March 31, 2021.

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

Sales of FC2 in the public health and commercial sectors

FC2 Commercial Sector.  In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription. With a prescription, FC2 is covered by most insurance companies with no copay under the ACA and the laws of 20+ states prior to enactment of the ACA. In 2018, we dissolved our small-scale marketing and sales program to focus our efforts in accessing fast-growing, highly reputable telemedicine firms to bring our much-needed FC2 product to patients with a prescription in a cost-effective and highly convenient manner. As a result of these efforts, the Company now supplies FC2 to telemedicine providers in the U.S. prescription channel. The Company is working to develop supply and distributor relationships with additional telemedicine and other providers.

FC2 Global Public Health Sector.  FC2’s use is for the prevention of HIV/AIDS and the transmission of other sexually transmitted diseases and family planning, and the global public health sector has been an important market for FC2. Within the global public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

Purchasing patterns for FC2 in the public health sector vary significantly from one customer to another and may reflect factors other than simple demand. For example, some governmental agencies purchase FC2 through a formal procurement process in which a tender (request for bid) is issued for either a specific or a maximum unit quantity. Tenders also define the other elements required for a qualified bid submission (such as product specifications, regulatory approvals, clearance by the World Health Organization, unit pricing and delivery timetable). Bidders have a limited period of time in which to submit bids. Bids are subjected to an evaluation process which is intended to conclude with a tender award to the successful bidder. The entire tender process, from publication to award, may take many months to complete, including administrative actions or appeals. A tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units. Many governmental tenders are stated to be “up to” the maximum number of units, which gives the applicable government agency discretion to purchase less than the full maximum tender amount. Orders are placed after the tender is awarded; there are often no set dates for orders in the tender and there are no guarantees as to the timing or amount of actual orders or shipments. Orders received may vary from the amount of the tender award based on a number of factors including vendor supply capacity, quality inspections and changes in demand. Administrative issues, politics, bureaucracy, exchange rate risk, process errors, changes in leadership, funding priorities and/or other pressures may delay or derail the process and affect the purchasing patterns of public health sector customers. As a result, the Company may experience significant quarter-to-quarter sales variances in the global public health sector due to the timing and shipment of large orders of FC2.

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years. The Company began shipping units under this tender award in the third quarter of fiscal 2019 and we have shipped approximately 12.2 million units through March 31, 2021. In October 2020, the Company was awarded up to 20 million units through its distributor in Brazil under the new Brazil female condom tender. These units are expected to be delivered over two years. The Company began shipping units under this tender award in the first quarter of fiscal 2021 and we have shipped approximately 6.9 million units through March 31, 2021.

FC2 Unit Sales.  Details of the quarterly unit sales of FC2 for the last five fiscal years were as follows:

Period	2021	2020	2019	2018	2017

October 1 — December 31	12,318,988	10,070,700	7,382,524	4,399,932	6,389,320
January 1 — March 31	8,189,552	6,884,472	9,792,584	4,125,032	4,549,020
April 1 — June 30		10,532,048	10,876,704	10,021,188	8,466,004
July 1 — September 30		5,289,908	9,842,020	6,755,124	6,854,868
Total	20,508,540	32,777,128	37,893,832	25,301,276	26,259,212

Revenues.  Most of the Company's net revenues during the three and six months ended March 31, 2021 and 2020 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. The Company also had revenues from sales of PREBOOST® (Roman Swipes) through the date the PREBOOST® business was sold on December 8, 2020. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

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

Conducting research and development is central to our business model. The Company’s Research and Development segment includes multiple products and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $7.6 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively, and $13.3 million and $9.2 million for the six months ended March 31, 2021 and 2020, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

The Company generated net revenues of $13.3 million and net loss of $2.8 million, or $0.04 per basic and diluted common share, for the three months ended March 31, 2021, compared to net revenues of $9.9 million and net loss of $0.8 million, or $(0.01) per basic and diluted common share, for the three months ended March 31, 2020. Net revenues increased 34% over the prior period.

FC2 net revenues increased 40% year over year. There was a 19% increase in total FC2 unit sales and an increase in FC2 average sales price per unit of 18%. The principal factor for the increase in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 77% of total FC2 net revenues in the current year period compared to 73% of total FC2 net revenues in the prior year period. The Company experienced an increase of 48% in FC2 net revenues in the U.S. prescription channel and an increase of 18% in FC2 net revenues in the global public health sector.

Cost of sales decreased to $2.4 million in the three months ended March 31, 2021 from $2.5 million in the three months ended March 31, 2020, primarily due to higher labor and transportation costs in the fiscal 2020 period, partially offset by an increase in unit sales.

Gross profit increased to $10.9 million in the three months ended March 31, 2021 from $7.4 million in the three months ended March 31, 2020. Gross profit margin for the fiscal 2021 period was 82% of net revenues, compared to 75% of net revenues for the fiscal 2020 period. The increase in the gross profit margin is primarily due to an increase in net revenues in the U.S. prescription channel and a decrease in labor and transportation costs.

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

Research and development expenses increased to $7.6 million in the three months ended March 31, 2021 from $3.9 million in the same period in fiscal 2020. The increase is primarily due to increased costs associated with the multiple in-process research and development projects and increased personnel costs.

Selling, general and administrative expenses increased to $4.8 million in the three months ended March 31, 2021 from $3.8 million in the three months ended March 31, 2020. The increase is due primarily to increased patent-related legal costs and increased personnel costs.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $1.3 million in the three months ended March 31, 2021, which is comparable with $1.2 million in the three months ended March 31, 2020.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $53,000 in the three months ended March 31, 2021 compared to income of $0.5 million in the three months ended March 31, 2020.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax expense in the second quarter of fiscal 2021 was $22,000, compared to income tax benefit of $0.1 million in the second quarter of fiscal 2020. The increase in the income tax expense of $0.2 million is primarily due to the increase in the change in the valuation allowance of $0.6 million, partially offset by the increase in federal and state income tax benefit of $0.4 million due to an increase in loss before income taxes of $1.9 million.

SIX MONTHS ENDED MARCH 31, 2021 COMPARED TO SIX MONTHS ENDED MARCH 31, 2020

The Company generated net revenues of $28.0 million and net income of $14.4 million, or $0.20 per basic common share and $0.18 per diluted common share, for the six months ended March 31, 2021, compared to net revenues of $20.5 million and net loss of $4.1 million, or $(0.06) per basic and diluted common share, for the six months ended March 31, 2020. Net revenues increased 36% over the prior period.

FC2 net revenues increased 36% year  over year. There was a 21% increase in total FC2 unit sales and an increase in FC2 average sales price per unit of 12%. The principal factor for the increase in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 72% of total FC2 net revenues in the current year period compared to 65% of total FC2 net revenues in the prior year period. The Company experienced an increase of 49% in FC2 net revenues in the U.S. prescription channel and an increase of 11% in FC2 net revenues in the global public health sector.

Cost of sales increased to $6.2 million in the six months ended March 31, 2021 from $5.8 million in the six months ended March 31, 2020 primarily due to an increase in unit sales partially offset by a decrease in labor, equipment maintenance, and transportation costs.

Gross profit increased to $21.7 million in the six months ended March 31, 2021 from $14.7 million in the six months ended March 31, 2020. Gross profit margin for the fiscal 2021 period was 78% of net revenues, compared to 72% of net revenues for the fiscal 2020 period. The increase in the gross profit margin is primarily due to an increase in net revenues in the U.S. prescription channel and a decrease in labor, equipment maintenance, and transportation costs.

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

Research and development expenses increased to $13.3 million in the six months ended March 31, 2021 from $9.2 million in the same period in fiscal 2020. The increase is primarily due to increased costs associated with the multiple in-process research and development projects and increased personnel costs.

Selling, general and administrative expenses increased to $9.2 million in the six months ended March 31, 2021 from $7.6 million in the six months ended March 31, 2020. The increase is due primarily to increased patent-related legal costs, increased insurance costs, and increased personnel costs.

During the first quarter of fiscal 2021, we recorded a pre-tax gain on sale of the Company’s PREBOOST® business of $18.4 million. See Note 2 to the financial statements included in this report for additional information.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $2.4 million in the six months ended March 31, 2021, which is comparable with $2.3 million in the six months ended March 31, 2020.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.7 million in the six months ended March 31, 2021 compared to income of $75,000 in the six months ended March 31, 2020.  The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax expense in the first six months of fiscal 2021 was $0.1 million, compared to income tax benefit of $0.2 million in the first six months of fiscal 2020. The increase in the income tax expense of $0.3 million is primarily due to the increase in income before income taxes of $18.8 million due to the gain on the sale of the PREBOOST® business resulting in an increase of $4.2 million in income tax expense, partially offset by the effect of common stock purchase warrants exercised of $2.0 million and by a decrease in the change in the valuation allowance of $1.7 million.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at March 31, 2021 was $136.7 million, compared to $13.6 million at September 30, 2020.  At March 31, 2021, the Company had working capital of $137.2 million and stockholders’ equity of $155.5 million compared to working capital of $12.3 million and stockholders’ equity of $30.1 million as of September 30, 2020. The increase in working capital is primarily due to the increase in cash on hand and the current portion of the note receivable related to the sale of the PREBOOST® business, partially offset by an increase in accounts payable.

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

The Company believes its current cash position and cash expected to be generated from sales of the Company’s commercial product are adequate to fund planned operations of the Company for at least the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s shelf registration statement on Form S-3 (File No. 333-239493) or under a new registration statement.

Operating activities

Operating activities used cash of $1.9 million in the six months ended March 31, 2021. Cash from operating activities included net income of $14.4 million, adjustments to reconcile net income to net cash provided by operating activities totaling a reduction of $15.6 million and changes in operating assets and liabilities of $0.7 million. Adjustments to net income primarily consisted of $18.4 million related to the gain on sale of the PREBOOST® business, $1.8 million of share-based compensation, and $0.7 million for the change in fair value of derivative liabilities. The decrease in cash from changes in operating assets and liabilities included an increase in prepaid expenses and other assets of $2.4 million and an increase in inventory of $1.1 million, partially offset by an increase in accounts payable of $2.8 million.

Our operating activities used cash of $4.9 million in the six months ended March 31, 2020. Cash used in operating activities included a net loss of $4.1 million, adjustments for noncash items totaling $4.0 million and changes in operating assets and liabilities of $4.8 million. Adjustments for noncash items primarily consisted of $2.3 million of noncash interest expense, $1.3 million of share-based compensation, and $0.2 million for the write-down of obsolete inventory. The decrease in cash from changes in operating assets and liabilities included an increase in accounts receivable of $1.8 million, an increase in inventories of $2.6 million, an increase in prepaid expenses and other current assets of $1.0 million, and a decrease in accrued expenses and other current liabilities of $0.3 million. These were partially offset by an increase in accounts payable of $1.1 million.

Investing activities

Net cash from investing activities was $15.0 million in the six months ended March 31, 2021, attributed to $15.0 million received from the sale of the Company’s PREBOOST® business.

Net cash used in investing activities in the six months ended March 31, 2020 was $55,000 and was associated with capital expenditures at our U.K. and Malaysia locations.

Financing activities

Net cash provided by financing activities in the six months ended March 31, 2021 was $110.0 million and primarily consisted of proceeds from the underwritten public offering of the Company’s common stock, net of fees and costs paid through March 31, 2021, of $108.1 million (see discussion below) and proceeds from stock option exercises of $1.3 million.

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

Sources of Capital

Common Stock Offering

On February 22, 2021, we completed an underwritten public offering of 7,419,354 shares of our common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $15.50 per share. Net proceeds to the Company from this offering were $107.9 million after deducting underwriting discounts and commissions and costs incurred by the Company through March 31, 2021. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

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

The Company made total payments under the Credit Agreement of $2.5 million and $0.9 million during the six months ended March 31, 2021 and 2020, respectively. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to March 31, 2021 will be approximately $4.9 million under the Credit Agreement. The Company also estimates that it will begin making payments under the Residual Royalty Agreement during the 12-month period subsequent to March 31, 2021, and estimates such payments within that period will be approximately $2.8 million.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement. As of March 31, 2021, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493). Effective June 26, 2020, upon the execution of the 2020 Purchase Agreement, the Company’s prior purchase agreement with Aspire Capital was terminated.

Fair Value Measurements

As of March 31, 2021 and September 30, 2020, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language):  (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: May 12, 2021

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: May 12, 2021

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer