Form 10-Q
period 2021-06-30
VERU INC.
filed 2021-08-12
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 79,853,748 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, debt repayments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "opportunity," "plan," "predict," "potential," "estimate," "should," "will," "would" or the negative of these terms or other words of similar meaning. These statements are based upon the Company's current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies due to COVID-19 or other reasons, and the risk that such results will not support marketing approval and commercialization;

•potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) and potential delays in, or failure to obtain, regulatory approval of products under development, including the risk of a delay or failure in reaching agreement with the FDA on the design of a clinical trial or in obtaining authorization to commence a clinical trial or commercialize a product candidate in the U.S.;

•clinical results or early data from clinical trials may not be replicated or continue to occur in additional trials or may not otherwise support further development in the specified product candidate or at all;

•risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations, including our ability to secure timely grant or other funding to develop sabizabulin as a potential COVID-19 treatment;

•risks related to the development of our product portfolio, including clinical trials, regulatory approvals and time and cost to bring to market;

•risks related to the impact of the COVID-19 pandemic on our business, the nature and extent of which is highly uncertain and unpredictable;

•our pursuit of a COVID-19 treatment candidate is still in development and we may be unable to develop a drug that successfully treats the virus in a timely manner, if at all;

•risks related to our commitment of financial resources and personnel to the development of a COVID-19 treatment which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties about the longevity and extent of COVID-19 as a global health concern and the possibility that as vaccines become widely distributed the need for new COVID-19 treatment candidates may be reduced or eliminated;

•government entities may take actions that directly or indirectly have the effect of limiting opportunities for sabizabulin as a COVID-19 treatment, including favoring other treatment alternatives or imposing price controls on COVID-19 treatments;

•product demand and market acceptance of any of our products, if approved;

•some of our products are in development and we may fail to successfully commercialize such products;

•risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party’s intellectual property, and licensing risks;

•competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing;

•risks related to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation as well as potential healthcare reform measures;

•the risk that we will be affected by regulatory and legal developments, including a reclassification of products or repeal or modification of part or all of the Patient Protection and Affordable Care Act (the “ACA”);

•risks inherent in doing business on an international level, including currency risks, regulatory requirements, political risks, export restrictions and other trade barriers;

•the disruption of production at our manufacturing facilities or facilities of third parties on which we rely and/or of our ability to supply product due to raw material shortages, labor shortages, physical damage to our or third parties’ facilities, COVID-19 (including the impact of COVID-19 on suppliers of key raw materials), product testing, transportation delays or regulatory actions, and the duration and impact of any such disruptions;

•our reliance on major customers and risks related to delays in payment of accounts receivable by major customers;

•risks from rising costs of raw materials and our ability to pass along increased costs to our customers;

•risks related to our growth strategy;

•our continued ability to attract and retain highly skilled and qualified personnel;

•the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;

•government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts, process errors, politics or other pressures, and the risk that government tenders and contracts may be subject to cancellation, delay, restructuring or substantial delayed payments;

•a governmental tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units, and as a result government ministries or other public health sector customers may order and purchase fewer units than the full maximum tender amount;

•our ability to identify, successfully negotiate and complete suitable acquisitions or other strategic initiatives; and

•our ability to successfully integrate acquired businesses, technologies or products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$123,155,968	$13,588,778
Accounts receivable, net	8,313,543	5,227,237
Notes receivable	5,000,000	—
Inventory, net	6,945,916	6,704,134
Prepaid research and development costs	9,546,026	613,274
Prepaid expenses and other current assets	1,444,081	881,267
Total current assets	154,405,534	27,014,690
Plant and equipment, net	392,012	312,691
Operating lease right-of-use assets	1,069,472	1,352,315
Deferred income taxes	12,379,578	9,466,800
Intangible assets, net	4,066,667	5,752,127
Goodwill	6,878,932	6,878,932
Other assets	880,888	766,120
Total assets	$180,073,083	$51,543,675

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,927,680	$2,812,673
Accrued research and development costs	2,327,323	934,110
Accrued compensation	2,760,029	2,274,396
Accrued expenses and other current liabilities	2,095,688	1,177,126
Credit agreement liability	884,917	5,841,874
Residual royalty agreement liability, short-term portion	3,679,871	1,100,193
Operating lease liability, short-term portion	536,449	586,769
Total current liabilities	17,211,957	14,727,141
Residual royalty agreement liability, long-term portion	7,100,145	5,617,494
Operating lease liability, long-term portion	702,993	990,020
Deferred income taxes	74,724	74,724
Other liabilities	14,986	22,980
Total liabilities	25,104,805	21,432,359

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at June 30, 2021 and September 30, 2020	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 82,037,452 and 72,047,385 shares issued and 79,853,748 and 69,863,681 shares outstanding at June 30, 2021 and September 30, 2020, respectively	820,375	720,474
Additional paid-in-capital	240,039,725	126,971,518
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(77,503,698)	(89,192,552)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	154,968,278	30,111,316
Total liabilities and stockholders' equity	$180,073,083	$51,543,675

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net revenues	$17,655,592	$10,321,754	$45,613,068	$30,842,874

Cost of sales	3,782,480	3,802,636	9,995,023	9,618,163

Gross profit	13,873,112	6,519,118	35,618,045	21,224,711

Operating expenses:
Research and development	11,188,246	4,436,496	24,438,813	13,666,730
Selling, general and administrative	5,556,730	3,475,474	14,745,507	11,034,904
Total operating expenses	16,744,976	7,911,970	39,184,320	24,701,634

Gain on sale of PREBOOST® business	—	—	18,410,158	—

Operating (loss) income	(2,871,864)	(1,392,852)	14,843,883	(3,476,923)

Non-operating expenses:
Interest expense	(1,287,525)	(1,169,692)	(3,728,259)	(3,476,079)
Change in fair value of derivative liabilities	(1,372,000)	(169,000)	(2,029,000)	(94,000)
Other expense, net	(34,540)	(53,334)	(170,841)	(63,369)
Total non-operating expenses	(2,694,065)	(1,392,026)	(5,928,100)	(3,633,448)

(Loss) income before income taxes	(5,565,929)	(2,784,878)	8,915,783	(7,110,371)

Income tax (benefit) expense	(2,873,063)	240,502	(2,773,071)	30,619

Net (loss) income	$(2,692,866)	$(3,025,380)	$11,688,854	$(7,140,990)

Net (loss) income per basic common share outstanding	$(0.03)	$(0.05)	$0.16	$(0.11)

Basic weighted average common shares outstanding	79,729,370	66,728,782	75,054,871	65,709,139

Net (loss) income per diluted common share outstanding	$(0.03)	$(0.05)	$0.14	$(0.11)

Diluted weighted average common shares outstanding	79,729,370	66,728,782	82,807,156	65,709,139

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2020	72,047,385	$720,474	$126,971,518	$(581,519)	$(89,192,552)	$(7,806,605)	$30,111,316
Share-based compensation	—	—	785,297	—	—	—	785,297
Issuance of shares pursuant to share-based awards	468,611	4,686	619,133	—	—	—	623,819
Issuance of shares pursuant to common stock purchase warrants	1,574,611	15,746	(15,746)	—	—	—	—
Net income	—	—	—	—	17,227,701	—	17,227,701
Balance at December 31, 2020	74,090,607	740,906	128,360,202	(581,519)	(71,964,851)	(7,806,605)	48,748,133
Share-based compensation	—	—	1,002,281	—	—	—	1,002,281
Issuance of shares pursuant to share-based awards	357,297	3,573	645,702	—	—	—	649,275
Shares issued in connection with public offering of common stock, net of fees and costs	7,419,354	74,194	107,868,104	—	—	—	107,942,298
Net loss	—	—	—	—	(2,845,981)	—	(2,845,981)
Balance at March 31, 2021	81,867,258	818,673	237,876,289	(581,519)	(74,810,832)	(7,806,605)	155,496,006
Share-based compensation	—	—	1,900,085	—	—	—	1,900,085
Issuance of shares pursuant to share-based awards	170,194	1,702	263,351	—	—	—	265,053
Net loss	—	—	—	—	(2,692,866)	—	(2,692,866)
Balance at June 30, 2021	82,037,452	$820,375	$240,039,725	$(581,519)	$(77,503,698)	$(7,806,605)	$154,968,278

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

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$11,688,854	$(7,140,990)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	170,713	347,159
Noncash change in right-of-use assets	282,843	240,282
Noncash interest expense, net of interest paid	(2,923,628)	3,476,079
Share-based compensation	3,687,663	1,981,492
Gain on sale of PREBOOST® business	(18,410,158)	—
Deferred income taxes	(2,912,778)	(198,202)
Provision for obsolete inventory	175,085	227,982
Change in fair value of derivative liabilities	2,029,000	94,000
Other	(3,000)	7,500
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(3,083,306)	194,471
Increase in inventory	(416,867)	(1,775,018)
Increase in prepaid expenses and other assets	(9,610,334)	(4,794)
Increase in accounts payable	2,115,007	648,239
Increase in accrued expenses and other current liabilities	2,783,696	556,330
Decrease in operating lease liabilities	(337,346)	(243,514)
Net cash used in operating activities	(14,764,556)	(1,588,984)

INVESTING ACTIVITIES
Cash proceeds from sale of PREBOOST® business	15,000,000	—
Capital expenditures	(154,416)	(73,444)
Net cash provided by (used in) investing activities	14,845,584	(73,444)

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees	108,099,988	—
Payment of costs related to public offering	(137,690)	—
Installment payments on SWK credit agreement	—	(3,325,180)
Proceeds from stock option exercises	1,538,147	415,464
Proceeds from premium finance agreement	1,061,442	836,780
Installment payments on premium finance agreement	(1,061,442)	(555,920)
Proceeds from sale of shares under common stock purchase agreement	—	13,399,999
Cash paid for debt portion of finance lease	(14,283)	(9,444)
Net cash provided by financing activities	109,486,162	10,761,699

Net increase in cash	109,567,190	9,099,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,588,778	6,295,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,155,968	$15,394,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,651,887	$—
Schedule of non-cash investing and financing activities:
Right-of-use assets recorded in exchange for lease liabilities	$—	$1,253,233
Notes receivable for sale of PREBOOST® business	$5,000,000	$—
Amortization of deferred costs related to common stock purchase agreement	$—	$390,931
Shares issued in connection with common stock purchase agreement	$—	$680,937
Increase in other assets from accrued expenses	$—	$50,284
Costs related to public offering in accrued expenses and other current liabilities	$20,000	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The accompanying condensed consolidated balance sheet as of September 30, 2020 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2021 and cash flows for the nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2021.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is an oncology biopharmaceutical company with a focus on developing novel medicines for the management of prostate and breast cancers. The Company has multiple drug products under clinical development. During fiscal 2020, the Sexual Health Business segment also included PREBOOST® 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The PREBOOST® business was sold on December 8, 2020. See Note 2 for additional information. Most of the Company’s net revenues during the three and nine months ended June 30, 2021 and 2020 were derived from sales of the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved product for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

Reclassifications: Certain prior period amounts on the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Other comprehensive income (loss): Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net income (loss), are components of other comprehensive loss. For the three and nine months ended June 30, 2021 and 2020, comprehensive income (loss) is equivalent to the reported net income (loss).

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

Note 2 – Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement, pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation and was a commercial product in the Company’s Sexual Health Division until the date of the sale. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, a $2.5 million note receivable due 12 months after closing and a $2.5 million note receivable due 18 months after closing. Total assets sold, consisting of intangible assets, had a net book value of approximately $1.6 million, resulting in a pre-tax gain on sale of approximately $18.4 million. The Company had income before income taxes of $327,000 during the nine months ended June 30, 2021 related to the PREBOOST® business before the sale. The Company had income before income taxes of $450,000 and $729,000 during the three and nine months ended June 30, 2020, respectively, related to the PREBOOST® business.

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

As of June 30, 2021 and September 30, 2020, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2021 and 2020:

	Nine Months Ended
	June 30,
	2021	2020

Beginning balance	$4,182,000	$3,625,000
Change in fair value of derivative liabilities	2,029,000	94,000
Ending balance	$6,211,000	$3,719,000

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

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of June 30, 2021 and September 30, 2020:

Weighted Average (range, if applicable)
Valuation Methodology	Significant Unobservable Input	June 30, 2021	September 30, 2020

Monte Carlo Simulation	Estimated change of control dates	September 2022 to September 2025	December 2021 to June 2022
	Discount rate	4.6% to 7.9%	14.1% to 16.0%
	Probability of change of control	20% to 90%	20% to 90%

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of PREBOOST® medicated wipes for prevention of premature ejaculation before the sale of the PREBOOST® business. The following table presents net revenues from these three categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
FC2
U.S. prescription channel	$13,501,862	$5,391,523	$32,916,343	$18,395,280
Global public health sector	4,153,730	4,254,197	11,833,894	11,197,635
Total FC2	17,655,592	9,645,720	44,750,237	29,592,915
PREBOOST®	-	676,034	862,831	1,249,959
Net revenues	$17,655,592	$10,321,754	$45,613,068	$30,842,874

The following table presents net revenue by geographic area:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

United States	$14,080,810	$6,396,762	$35,049,646	$20,575,515
South Africa	*	1,182,225	*	*
Other	3,574,782	2,742,767	10,563,422	10,267,359
Net revenues	$17,655,592	$10,321,754	$45,613,068	$30,842,874

*Less than 10% of total net revenues and included in Other

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $699,000 and $6,000 at June 30, 2021 and September 30, 2020, respectively.

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

The components of accounts receivable consist of the following at June 30, 2021 and September 30, 2020:

	June 30,	September 30,
	2021	2020

Trade receivables, gross	$8,441,224	$5,332,786
Less: allowance for doubtful accounts	(22,643)	(25,643)
Less: allowance for sales returns and payment term discounts	(105,038)	(79,906)
Accounts receivable, net	$8,313,543	$5,227,237

At June 30, 2021 and at September 30, 2020, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At June 30, 2021, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 90% of net accounts receivable in the aggregate. At September 30, 2020, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 89% of net accounts receivable in the aggregate.

For the three months ended June 30, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 75% of the Company’s net revenues in the aggregate. For the three months ended June 30, 2020, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 72% of the Company’s net revenues in the aggregate.

For the nine months ended June 30, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 71% of the Company’s net revenues in the aggregate. For the nine months ended June 30, 2020, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 74% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no material change in the allowance for doubtful accounts for the nine months ended June 30, 2021 and 2020.

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

Inventory consisted of the following at June 30, 2021 and September 30, 2020:

	June 30,	September 30,
	2021	2020
FC2:
Raw material	$1,317,901	$962,860
Work in process	90,583	106,272
Finished goods	5,679,518	5,634,612
FC2, gross	7,088,002	6,703,744
Less: inventory reserves	(142,086)	(29,331)
FC2, net	6,945,916	6,674,413
PREBOOST®
Finished goods	—	29,721
Inventory, net	$6,945,916	$6,704,134

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

Plant and equipment consisted of the following at June 30, 2021 and September 30, 2020:

	Estimated	June 30,	September 30,
	Useful Life	2021	2020
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,770,149	$2,752,854
Office equipment, furniture and fixtures	3 - 10 years	903,400	803,484
Leasehold improvements	3 - 8 years	298,886	298,886
Total plant and equipment		3,972,435	3,855,224
Less: accumulated depreciation and amortization		(3,580,423)	(3,542,533)
Plant and equipment, net		$392,012	$312,691

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets were as follows at June 30, 2021:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$333,333	$166,667
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$333,333	$4,066,667

The gross carrying amounts and net book value of intangible assets were as follows at September 30, 2020:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible assets with finite lives:
Developed technology - PREBOOST®	$2,400,000	$768,111	$1,631,889
Covenants not-to-compete	500,000	279,762	220,238
Total intangible assets with finite lives	2,900,000	1,047,873	1,852,127
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$6,800,000	$1,047,873	$5,752,127

As discussed in Note 2, the Company sold its intangible assets related to PREBOOST® as part of the sale of the PREBOOST® business on December 8, 2020. The remaining net book value of the PREBOOST® developed technology, acquired in the acquisition of APP, was $1.6 million on the date of the sale. Amortization expense was approximately $18,000 and $79,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $96,000 and $237,000 for the nine months ended June 30, 2021 and 2020, respectively.

Goodwill

The carrying amount of goodwill at June 30, 2021 and September 30, 2020 was $6.9 million. There was no change in the balance during the nine months ended June 30, 2021 and 2020.

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

At June 30, 2021 and September 30, 2020, the Credit Agreement liability consisted of the following:

	June 30,	September 30,
	2021	2020

Aggregate repayment obligation	$17,650,000	$17,650,000
Less: cumulative payments	(16,704,398)	(10,314,495)
Remaining repayment obligation	945,602	7,335,505
Less: unamortized discounts	(59,291)	(1,459,330)
Less: unamortized deferred issuance costs	(1,394)	(34,301)
Credit agreement liability	$884,917	$5,841,874

The Company made its final payment to repay the original principal of $10.0 million during the quarter ended September 30, 2020. Remaining quarterly payments under the Credit Agreement will be classified as interest payments, consistent with the terms of the Credit Agreement. The Company currently estimates the remaining repayment obligation under the Credit Agreement will be paid during the 12-month period subsequent to June 30, 2021.

At June 30, 2021 and September 30, 2020, the Residual Royalty Agreement liability consisted of the following:

	June 30,	September 30,
	2021	2020

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	4,485,000	2,189,687
Less: cumulative payments	(261,984)	—
Residual royalty agreement liability, excluding embedded derivative liability	4,569,016	2,535,687
Add: embedded derivative liability at fair value (see Note 3)	6,211,000	4,182,000
Total residual royalty agreement liability	10,780,016	6,717,687
Residual royalty agreement liability, short-term portion	(3,679,871)	(1,100,193)
Residual royalty agreement liability, long-term portion	$7,100,145	$5,617,494

The short-term portion of the Residual Royalty Agreement liability represents the aggregate of the estimated quarterly payments on the Residual Royalty Agreement payable during the 12-month period subsequent to the balance sheet date.

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three and nine months ended June 30, 2021 and 2020, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Amortization of discounts	$327,550	$782,169	$1,400,039	$2,488,747
Accretion of residual royalty agreement	952,276	369,138	2,295,313	928,835
Amortization of deferred issuance costs	7,699	18,385	32,907	58,497
Interest expense	$1,287,525	$1,169,692	$3,728,259	$3,476,079

Premium Finance Agreement

On November 1, 2020, the Company entered into a Premium Finance Agreement to finance $1.1 million of its directors and officers liability insurance premium at an annual percentage rate of 3.94%. The financing was payable in three quarterly installments of principal and interest, beginning on January 1, 2021. The last payment was made in June 2021 and there was no balance outstanding as of June 30, 2021.

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

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at June 30, 2021 and September 30, 2020. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at June 30, 2021 and September 30, 2020, and there was no activity during the nine-month periods then ended.

Common Stock Offering

On February 22, 2021, we completed an underwritten public offering of 7,419,354 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $15.50 per share. Net proceeds to the Company from this offering were $107.9 million after deducting underwriting discounts and commissions and costs incurred by the Company through June 30, 2021. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

Common Stock Purchase Warrants

In connection with the closing of the acquisition of APP (the “APP Acquisition”) on October 31, 2016, the Company issued warrants to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company’s then financial advisor (the “Financial Advisor Warrants”). The Financial Advisor Warrants had a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrants vested upon issuance. As of September 30, 2020, an aggregate of 2,326,841 shares of common stock remained available for purchase under the Financial Advisor Warrants. During the first quarter of fiscal 2021, the remaining Financial Advisor Warrants to purchase 2,326,841 shares of the Company’s common stock were exercised using the cashless exercise feature, resulting in the issuance of 1,574,611 shares of common stock. As of June 30, 2021, there were no outstanding common stock purchase warrants.

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

Since inception of the 2020 Purchase Agreement, we have sold 1,644,737 shares of common stock to Aspire Capital resulting in proceeds to the Company of $5.0 million. As of June 30, 2021, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at June 30, 2021 and September 30, 2020 is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three and nine months ended June 30, 2021 and 2020, we recorded share-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Cost of sales	$15,921	$7,743	$50,548	$38,713
Selling, general and administrative	1,444,145	490,647	2,719,232	1,442,970
Research and development	440,019	186,924	917,883	499,809
Share-based compensation	$1,900,085	$685,314	$3,687,663	$1,981,492

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). A total of 11.0 million shares are authorized for issuance under the 2018 Plan. As of June 30, 2021, 2,848,780 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of June 30, 2021, 18,433 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted Average Assumptions:
Expected volatility	78.53%	—	68.88%	63.13%
Expected dividend yield	0.00%	—	0.00%	0.00%
Risk-free interest rate	1.10%	—	0.64%	1.63%
Expected term (in years)	6.0	—	5.9	5.9
Fair value of options granted	$5.98	$—	$3.46	$1.14

During the three and nine months ended June 30, 2021 and 2020, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at June 30, 2021:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2020	8,599,000	$1.67
Granted	3,228,625	$5.47
Exercised	(996,102)	$1.54
Forfeited and expired	(91,269)	$1.74
Outstanding at June 30, 2021	10,740,254	$2.83	7.91	$60,768,816
Exercisable at June 30, 2021	5,933,601	$1.66	7.01	$38,057,411

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended June 30, 2021 of $8.07, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the nine months ended June 30, 2021 and 2020 was approximately $8.3 million and $1.1 million, respectively. Cash received from options exercised during the nine months ended June 30, 2021 and 2020 was approximately $1.5 million and $415,000, respectively. During the nine months ended June 30, 2020, 223,415 options were exercised using the cashless exercise feature available under the 2017 Plan and 2018 Plan, which resulted in the issuance of 143,958 shares of common stock. There were no options exercised using the cashless exercise feature during the nine months ended June 30, 2021.

As of June 30, 2021, the Company had unrecognized compensation expense of approximately $10.6 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

During the quarter ended June 30, 2021, the Company modified stock options held by an optionee upon resignation from the board of directors. As permitted under the 2018 Plan and with the approval of the Compensation Committee of the Board of Directors, the stock options were modified to accelerate vesting to the date of resignation. The aggregate amount of expense recognized in connection with the modification of stock options for the three and nine months ended June 30, 2021 was approximately $536,000 and is included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of June 30, 2021, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

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

In June 2021, the Company executed a lease for its new corporate headquarters in Miami, Florida. The Company will be leasing approximately 12,000 square feet of office space for an eight year term commencing on the later of March 1, 2022 or the date the landlord substantially completes tenant improvements. The space will replace the Company’s current corporate headquarters in Miami, Florida when the existing lease terminates at the end of February 2022. Annual base rent payments will be $58.00 per square foot and are subject to a 3% annual escalation. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $117,000, which is included in other assets on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021. The Company does not have any other leases that have not yet commenced as of June 30, 2021.

The components of the Company’s lease cost were as follows for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$2,178	$2,178	$6,535	$6,535
Interest on lease liabilities	611	1,238	2,327	4,097
Operating lease cost	136,140	124,326	408,079	378,006
Short-term lease cost	1,863	1,863	5,589	5,589
Variable lease cost	48,061	24,213	124,283	91,349
Sublease income	(44,844)	(45,382)	(134,533)	(135,071)
Total lease cost	$144,009	$108,436	$412,280	$350,505

The Company paid cash of $497,000 and $350,000 for amounts included in the measurement of operating lease liabilities during the nine months ended June 30, 2021 and 2020, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and September 30, 2020.

Other information related to the Company’s leases as of June 30, 2021 and September 30, 2020 was as follows:

	June 30,	September 30,
	2021	2020
Operating Leases
Weighted-average remaining lease term	3.1	3.6
Weighted-average discount rate	11.5%	11.5%
Finance Leases
Weighted-average remaining lease term	0.7	1.4
Weighted-average discount rate	13.9%	13.9%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

Note 12 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company and the clinical testing of our product candidates entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $20.0 million.

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

As of September 30, 2020, the Company had U.S. federal and state NOL carryforwards of $42.0 million and $25.6 million, respectively, for income tax purposes with $13.8 million and $19.8 million, respectively, expiring in years 2022 to 2040 and $28.2 million and $5.8 million, respectively, which can be carried forward indefinitely. As of September 30, 2020, the Company also had U.S. federal research and development tax credit carryforwards of $0.9 million, expiring in 2040. The Company’s U.K. subsidiary has U.K. NOL carryforwards of $61.3 million as of September 30, 2020, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

On June 10, 2021 the U.K. Finance Act 2021 was enacted increasing the U.K. tax rate from 19% to 25% effective April 1, 2023. The increase in the tax rate increased the value of the deferred tax assets in the U.K. by $3.7 million with a corresponding valuation allowance of $0.8 million, which resulted in a net income tax benefit of $3.0 million for the three and nine months ended June 30, 2021.

A reconciliation of income tax (benefit) expense and the amount computed by applying the U.S. statutory rate of 21% to (loss) income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Income tax (benefit) expense at U.S. federal statutory rates	$(1,168,845)	$(584,825)	$1,872,314	$(1,493,179)
State income tax (benefit) expense, net of federal (benefit) expense	(90,502)	(45,268)	144,971	(115,615)
Non-deductible expenses	(2,807)	332,230	(2,807)	335,869
Effect of stock options exercised	53,011	—	—	—
Effect of common stock purchase warrants exercised	—	—	(2,038,919)	—
Effect of Paycheck Protection Program funds	8,784	—	(113,442)	—
U.S. research and development tax credit	(919,415)	—	(919,415)	—
Effect of foreign income tax rates	(3,716,935)	(16,478)	(3,744,512)	49,908
Effect of global intangible low taxed income	78,626	85,522	148,383	101,642
Change in valuation allowance	2,834,482	415,449	1,828,730	1,097,900
Other, net	50,538	53,872	51,626	54,094
Income tax (benefit) expense	$(2,873,063)	$240,502	$(2,773,071)	$30,619

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$8,269,223	$8,759,589
State net operating loss carryforwards	1,647,082	1,682,104
Foreign net operating loss carryforwards – U.K.	15,259,909	11,655,853
Foreign capital allowance – U.K.	149,371	113,522
U.S. research and development tax credit carryforwards	919,415	—
Share-based compensation	770,598	1,255,983
Interest expense	1,165,193	850,248
Change in fair value of derivative liabilities	654,354	195,265
Other, net – U.K.	123,341	93,739
Other, net – U.S.	187,644	179,677
Gross deferred tax assets	29,146,130	24,785,980
Valuation allowance for deferred tax assets	(15,903,470)	(14,074,740)
Net deferred tax assets	13,242,660	10,711,240
Deferred tax liabilities:
In-process research and development	(882,427)	(882,427)
Developed technology	—	(369,237)
Covenant not-to-compete	(37,711)	(49,832)
Other, net – Malaysia	(11,297)	(11,297)
Other, net – U.S.	(6,371)	(6,371)
Net deferred tax liabilities	(937,806)	(1,319,164)
Net deferred tax asset	$12,304,854	$9,392,076

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	June 30,	September 30,
	2021	2020

Deferred tax asset – U.K.	$12,379,578	$9,466,800
Total deferred tax asset	$12,379,578	$9,466,800

Deferred tax liability – U.S.	$(63,427)	$(63,427)
Deferred tax liability – Malaysia	(11,297)	(11,297)
Total deferred tax liability	$(74,724)	$(74,724)

Note 14 – Paycheck Protection Program

The CARES Act established the Paycheck Protection Program (PPP) administered by the U.S. Small Business Administration (SBA), which authorized forgivable loans to small businesses. Pursuant to the CARES Act, PPP loans will be fully forgiven if the funds are used for payroll costs, rent and utilities, subject to certain conditions, including maintaining employees and maintaining salary levels. In April 2020, the Company applied for a PPP loan and received funding of approximately $540,000. The Company expended the funds received under the PPP in full on qualifying expenses, and maintained the conditions set forth by the PPP. The Company submitted its application for forgiveness in September 2020 and the SBA approved the forgiveness of the full amount of the loan and the related interest on November 10, 2020. For accounting purposes, the Company treated the PPP loan as a government grant. As a result, the Company recorded a reduction to selling, general and administrative expenses of approximately $420,000 and a reduction to payroll-related research and development expenses of approximately $120,000 related to these funds within the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2020.

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

The following table provides a reconciliation of the net (loss) income per basic and diluted common share outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net (loss) income	$(2,692,866)	$(3,025,380)	$11,688,854	$(7,140,990)

Basic weighted average common shares outstanding	79,729,370	66,728,782	75,054,871	65,709,139
Net effect of dilutive instruments:
Stock options	—	—	7,208,123	—
Stock appreciation rights	—	—	44,379	—
Common stock purchase warrants	—	—	499,783	—
Total net effect of dilutive instruments	—	—	7,752,285	—
Diluted weighted average common shares outstanding	79,729,370	66,728,782	82,807,156	65,709,139
Net (loss) income per basic common share outstanding	$(0.03)	$(0.05)	$0.16	$(0.11)
Net (loss) income per diluted common share outstanding	$(0.03)	$(0.05)	$0.14	$(0.11)

For the nine months ended June 30, 2021, approximately 819,000 potentially dilutive instruments were excluded from the computation of net income per diluted weighted average common share outstanding because their effect would have been antidilutive. Due to our net loss for the three months ended June 30, 2021 and three and nine months ended June 30, 2020, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 9 and 10 for a discussion of our potentially dilutive instruments.

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

The Company's operating (loss) income by segment was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Sexual health business	$12,960,770	$5,749,513	$32,804,711	$18,052,461
Research and development	(11,362,155)	(4,432,497)	(24,962,340)	(13,606,628)
Corporate	(4,470,479)	(2,709,868)	7,001,512	(7,922,756)
Operating (loss) income	$(2,871,864)	$(1,392,852)	$14,843,883	$(3,476,923)

All of our net revenues, which are primarily derived from the sale of FC2, are attributed to the Sexual Health Business reporting segment. See Note 4 for additional information regarding our net revenues. Costs related to the office located in London, England are fully dedicated to FC2 and are presented as a component of the Sexual Health Business segment. Drug commercialization costs are included in the Research and Development segment. Certain expenses in the three and nine months ended June 30, 2020 have been reclassified to conform to the current period presentation. The gain on sale of the PREBOOST® business and depreciation and amortization related to long-lived assets that are not utilized in the production of FC2 are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above. Total assets are not presented by reporting segment as they are not reviewed by the CODM when evaluating the reporting segments’ performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru is an oncology biopharmaceutical company with a focus on developing novel medicines for the management of prostate and breast cancers.

The Company’s prostate cancer drug pipeline includes sabizabulin, VERU-100 and zuclomiphene citrate.

Sabizabulin (VERU-111) for the treatment of men with metastatic castration resistant prostate cancer who have also become resistant to at least one androgen receptor targeting agent

Sabizabulin (VERU-111) is an oral, first-in-class, new chemical entity that targets and inhibits microtubules to disrupt transport of the androgen receptor into the nucleus (androgen receptor transport disruptor). Open label Phase 1b and Phase 2 clinical studies with sabizabulin in men with metastatic castration and androgen receptor targeting agent resistant prostate cancer are ongoing. The Phase 1b clinical study completed enrollment of 39 men. The Phase 1b study has yielded promising efficacy and safety clinical data. Daily chronic drug administration appears feasible and safe. The Phase 2 clinical study has completed enrollment of 41 men with metastatic castration resistant prostate cancer who have also become resistant to at least one androgen receptor targeting agent, such as abiraterone or enzalutamide, but prior to proceeding to IV chemotherapy. Evidence of tumor efficacy including PSA declines and objective tumor responses (partial and complete responses) were observed, and sabizabulin was well tolerated with no clinically relevant neutropenia or neurotoxicity. The safety profile is similar to what has been reported in the FDA package inserts for an androgen receptor targeting agent, enzalutamide or abiraterone. In July 2020, the Company had a meeting with the FDA and received positive input from the FDA on the pivotal Phase 3 trial design for sabizabulin. The indication is for the treatment in men with metastatic castration resistant prostate cancer who have failed one androgen receptor targeting agent, but prior to IV chemotherapy. The Phase 3 VERACITY clinical study is an open label, randomized, multicenter, registration study evaluating sabizabulin daily dosing versus an alternative androgen receptor targeting agent as the active control. The primary endpoint is radiographic progression-free survival. The Phase 3 study is expected to enroll approximately 245 men with a 2:1 randomization of sabizabulin versus the active control. The Company is currently enrolling patients in its pivotal Phase 3 VERACITY study, which is expected to be conducted in approximately 45 clinical sites across the U.S.

VERU-100 for androgen deprivation therapy (ADT) of advanced prostate cancer

VERU-100 is a novel, proprietary long-acting gonadotropin-releasing hormone (GnRH) antagonist peptide three-month subcutaneous depot formulation designed to address the current limitations of commercially available ADT. Androgen deprivation therapy is currently the mainstay of advanced prostate cancer treatment and is used as a foundation of treatment throughout the course of the disease even as other endocrine, chemotherapy, or radiation treatments are added or stopped. Specifically, VERU-100 is a chronic, long-acting GnRH antagonist peptide administered as a small volume, three-month depot subcutaneous injection without a loading dose. VERU-100 immediately suppresses testosterone with no testosterone surge upon initial or repeated administration, a problem that occurs with currently approved luteinizing hormone-releasing hormone (LHRH) agonists used for ADT. There are no GnRH antagonist depot injectable formulations commercially approved beyond a one-month injection. The Company is currently enrolling patients in its VERU-100 Phase 2 study. The Phase 2 clinical trial is an open label, multicenter, dose finding study evaluating the efficacy and safety of subcutaneous injected doses of VERU-100 in men with hormone sensitive advanced prostate cancer. The VERU-100 Phase 2 study is expected to enroll approximately 35 patients. The primary efficacy endpoint is percent of men that reach castrate levels of total testosterone (<50 ng/dL) by Day 28 and maintain castrate testosterone levels for 90 days. If the Phase 2 trial is successful, the Phase 3 clinical trial of approximately 100 men is planned to initiate in the fourth quarter of calendar year 2021.

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

Enobosarm, selective androgen receptor targeted agonist, for the treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer (3rd line metastatic setting)

Enobosarm is the first new class of targeting endocrine therapy in advanced breast cancer in decades. Enobosarm is an oral, first-in-class, new chemical entity, selective androgen receptor agonist that activates the androgen receptor (AR) in AR+ ER+ HER2- metastatic breast cancer, which results in tumor suppressor activity without the unwanted masculinizing side effects. Enobosarm has extensive nonclinical and clinical experience having been evaluated in 25 separate clinical studies in approximately 1,450 subjects dosed, including three Phase 2 clinical studies in advanced breast cancer involving more than 250 patients. In the two Phase 2 clinical studies conducted in women with AR+ ER+ HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts that failed estrogen receptor targeting agents, chemotherapy, and/or CDK 4/6 inhibitors and was well tolerated with a favorable safety profile. In the fourth quarter of calendar 2020, the FDA agreed to the Phase 3 multicenter, international, open label, and randomized (1:1) ARTEST registration clinical trial design to evaluate the efficacy and safety of enobosarm monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of metastatic AR+ ER+ HER2- breast cancer in approximately 210 patients with ≥ 40% AR staining in breast cancer tissue who have failed a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor. The primary endpoint is radiographic progression-free survival. The pivotal Phase 3 ARTEST study is anticipated to commence in the second half of calendar year 2021.

In June 2021 at the American Society of Clinical Oncology (ASCO) 2021 Annual Meeting, the Company announced additional clinical results from the enobosarm Phase 2 study demonstrating that the anticancer benefits of enobosarm were related to the presence and amount of AR expression in breast cancer tissue in subjects with AR+ ER+ HER2- metastatic breast cancer. In the Phase 2 study, the presence and the amount of AR receptor expression in breast cancer tissue correlated with the antitumor response. The best overall target lesion reduction of >30% occurred only in subjects who were AR+ (>10% AR nuclei staining). In a post-hoc analysis of 84 women (9mg and 18 mg cohorts combined) who had AR+ ER+ HER2- metastatic breast cancer, measurable disease, and centrally confirmed AR status at study entry, an AR positivity threshold of ≥40% staining in breast cancer tissue distinguished patients that were most likely to respond to enobosarm. AR positivity ≥40% was common as 52% of subjects in study met this threshold.

Focusing on the post-hoc analysis in the 9mg cohort, the dose selected for the Phase 3 ARTEST study, the objective response rate (percent of patients with a best overall response of complete response or partial response) was 48% for ≥40% AR positivity versus 0% for <40% AR positivity (p<0.0001). Similarly, the clinical benefit rate (percentage of patients with a best overall response of complete response, partial response, or stable disease) was 79% for ≥40% AR positivity versus 18% for <40% AR positivity (p<0.0001). The median radiographic progression free survival was 5.5 month for ≥40% AR positivity versus 2.75 months for <40% AR positivity (p<0.001). Enobosarm was very well tolerated without masculinizing side effects, increases in hematocrit, or liver toxicity.

Conclusions from Phase 2 study presented at ASCO 2021:

•Enobosarm, a selective AR agonist, targets AR, a tumor suppressor, in AR+ ER+ HER2- metastatic breast cancer

•Objective tumor responses (efficacy) to enobosarm monotherapy require the presence and a threshold level of AR expression (≥40% AR cutoff) in heavily pretreated AR+ ER+ HER2- metastatic breast cancer

•AR may be used as a biomarker to identify patients with AR+ ER+ HER2- metastatic breast cancer that are most likely to respond to enobosarm

•Enobosarm treatment was well tolerated as an endocrine therapy without masculinizing side effects, increases in hematocrit, or liver toxicity

•Targeting the AR tumor suppressor pathway to be studied prospectively in a 3rd line metastatic setting in the Phase 3 ARTEST registration clinical trial of enobosarm monotherapy versus active control (exemestane  everolimus or a SERM) for the treatment of AR+ ER+ HER2- metastatic breast cancer patients who have failed a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor.

We intend to also conduct a Phase 2 clinical study to evaluate the efficacy and safety of enobosarm plus CDK4/6 inhibitor, abemaciclib, combination therapy versus an alternative estrogen blocking agent (fulvestrant or an aromatase inhibitor) in subjects with AR+ ER+ HER2- metastatic breast cancer who have failed first line CDK4/6 inhibitor, palbociclib, plus an estrogen blocking agent (non-steroidal aromatase inhibitor or fulvestrant) and have an AR nuclei staining ≥ 40% in breast cancer tissue. We plan to enroll approximately 106 subjects in this Phase 2 clinical study which is expected to commence in the second half of calendar year 2021.

Sabizabulin for the treatment of taxane resistant metastatic triple negative breast cancer

Metastatic triple negative breast cancer (TNBC) is an aggressive form of breast cancer that occurs in approximately 15% of all breast cancers. This form of breast cancer does not express ER, progesterone receptor (PR), or HER2 and is resistant to endocrine therapies. The first line of treatment usually includes IV taxane chemotherapy. Almost all women will eventually develop taxane resistance. Sabizabulin is an oral, first-in-class, new chemical entity that targets and inhibits microtubules to disrupt the cytoskeleton. Sabizabulin is not a substrate for P-glycoprotein drug resistance protein. Over expression of P-glycoprotein is a common mechanism that results in taxane resistance in TNBC. Preclinical studies in human triple negative breast cancer grown in animal models demonstrate that sabizabulin significantly inhibits cancer proliferation, migration, metastases, and invasion of triple negative breast cancer cells and tumors that have become resistant to paclitaxel (taxane). Using the safety information from the Phase 1b and Phase 2 sabizabulin prostate cancer clinical studies in a total of approximately 80 men, the Company plans to meet with the FDA in calendar year 2021 and to commence a Phase 2b clinical study in the second half of calendar year 2021 to evaluate sabizabulin in women with metastatic TNBC. The planned Phase 2b clinical study will evaluate daily oral dosing of sabizabulin for TNBC in a three-arm study of sabizabulin monotherapy, sabizabulin + Trodelvy® (sacituzumab govitecan-hziy) combination therapy, and Trodelvy monotherapy (control arm) in approximately 156 women with metastatic TNBC that have become resistant to at least two systemic chemotherapies including a taxane IV chemotherapy.

Trodelvy® (sacituzumab govitecan-hziy) is a registered trademark of Gilead Sciences, Inc.

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

In February 2021, the FDA agreed to advancing sabizabulin into Phase 3 clinical registration trial. The Phase 3 clinical trial is a double-blind randomized (2:1) placebo-controlled trial evaluating daily oral doses of 9mg sabizabulin for 21 days versus placebo in 300 hospitalized patients (200 subjects will be treated with sabizabulin and 100 subjects will receive placebo) who tested positive for the SARS-CoV-2 virus and who are at high risk for ARDS. The primary efficacy endpoint will be proportion of patients alive at Day 60. Secondary endpoints will include proportion of patients alive without respiratory failure, days in ICU, days on mechanical ventilations, days in the hospital, and viral load. The Company is currently enrolling patients in its sabizabulin for COVID-19 Phase 3 pivotal study. The Company has selected clinical sites in the U.S., Brazil, Argentina, Colombia, and Mexico. The Company anticipates completion of the Phase 3 trial during the fourth calendar quarter of 2021.

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

TADFIN™ (tadalafil 5mg and finasteride 5mg combination capsule) is being developed to treat urinary tract symptoms caused by BPH. Tadalafil (CIALIS®) is currently approved for treatment of BPH and erectile dysfunction and finasteride is currently approved for treatment of BPH (finasteride 5mg PROSCAR®) and male pattern hair loss (finasteride 1mg PROPECIA®). The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of BPH than finasteride alone. The Company had a successful pre-New Drug Application (NDA) meeting with the FDA and submitted the NDA for TADFIN™ in February 2021. An NDA was filed by the FDA in April 2021 with a PDUFA date in December 2021. If approved, TADFIN™ is expected to be marketed and distributed by telemedicine (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) and telepharmacy channels. The Company’s Sexual Health Business segment will include future revenues for TADFIN™, if approved. Costs associated with the development of TADFIN™ are currently included in our Research and Development segment.

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

Most of the Company’s net revenues during the three and nine months ended June 30, 2021 and 2020 were derived from sales of FC2 in the commercial and public health sectors.

Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement, pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation and was a commercial product in the Company’s Sexual Health Division during fiscal 2020. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, $2.5 million payable 12 months after closing and $2.5 million payable 18 months after closing.

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

To date, COVID-19 has not impacted the Company’s ability to supply product demand for FC2. We have experienced, and continue to experience, some temporary disruptions to our manufacturing facility due to the implementation of government policies. On March 16, 2020, the Malaysian government issued an order closing non-essential businesses in that country due to the COVID-19 pandemic. As a result, the sole facility where the Company manufactures FC2 was unable to manufacture or ship product starting March 16, 2020. Because FC2 is a health product, the Company received an exemption to reopen the facility with limited staff to ship existing inventory on March 27, 2020, to reopen for manufacturing with 50% of the regular number of workers and social distancing requirements on April 20, 2020 and to return to 100% of the regular number of workers but with continued social distancing requirements on May 4, 2020. On June 1, 2021, the Malaysian government issued a nationwide lockdown order placing limitations on social and economic activity in the country. The Company was able to secure the required approvals, as a health product, to continue to partially operate by reducing the number of employees physically allowed in the facilities to 60% of the total workforce. On July 3, 2021, the lockdown was strengthened in the region in which the Company operates and the Company entered into a two week period ceasing all operations, in common with similar manufacturing businesses. On July 19, 2021, after allowing some time for staff testing, operations resumed at the required levels of 60% of the total workforce. The Company has partially mitigated the disruption to production by changing staffing patterns. Furthermore, the Company has enrolled staff in a vaccination program that has commenced and is ongoing. From time to time, we have temporarily paused operations as part of our contact tracing protocols and to allow for cleaning and disinfection of our production facility. The Company has had and continues to have a sufficient quantity of FC2 inventory both inside and outside of Malaysia to satisfy customer demand. We do not anticipate that the recent closure, or currently ongoing reduced operating capacity, will have a material impact to the Company’s consolidated operating results in the fourth quarter of fiscal 2021 or foreseeable future periods. The Company continues to operate enhanced health and safety protocols to protect the employees at its Malaysian facility, to respond in the event an employee at the facility is determined to have tested positive for COVID-19, and to mitigate the impact of COVID-19 on the Company’s Malaysian manufacturing operations. However, no such measures can eliminate risks relating to the COVID-19 pandemic, and if the Company’s Malaysian manufacturing facility is subject to future government mandates to counter COVID-19 or encounters labor or raw material shortages, transportation delays or other issues, our ability to supply product to our customers could be disrupted.

The sole supplier of the nitrile polymer sheath for FC2 also produces surgical gloves and has at times prioritized their production during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. Malaysian ports are currently open for shipment but at reduced capacity, and the Company may also encounter issues shipping product into key markets or through freight or other carriers. To mitigate these factors, the Company continues to build strategic stock to ensure supply is available during a period of potential disruption. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2. For example, sales of FC2 could be impacted in the U.S. prescription channel if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. The COVID-19 pandemic did not have a material net impact on our consolidated operating results during the three and nine months ended June 30, 2021.

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

FC2 Global Public Health Sector. FC2’s use is for the prevention of HIV/AIDS and the transmission of other sexually transmitted diseases and prevention of unintended pregnancies, and the global public health sector has been an important market for FC2. Within the global public health sector, various organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

The Company currently has a limited number of customers for FC2 in the global public health sector who generally purchase in large quantities. Over the past few years, significant customers have included large global agencies, such as UNFPA, USAID, the Brazil Ministry of Health through Semina Indústria e Comércio Ltda (Semina), the Company's distributor in Brazil, and the Republic of South Africa health authorities that purchase through the Company's various local distributors. Other customers include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, and NGOs.

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

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years. The tender was extended until January 2022. The Company began shipping units under this tender award in the third quarter of fiscal 2019 and we have shipped approximately 14.0 million units through June 30, 2021. In October 2020, the Company was awarded up to 20 million units through its distributor in Brazil under the new Brazil female condom tender. These units are expected to be delivered over two years. The Company began shipping units under this tender award in the first quarter of fiscal 2021 and we have shipped approximately 9.7 million units through June 30, 2021.

FC2 Unit Sales. Details of the quarterly unit sales of FC2 for the last five fiscal years were as follows:

Period	2021	2020	2019	2018	2017

October 1 — December 31	12,318,988	10,070,700	7,382,524	4,399,932	6,389,320
January 1 — March 31	8,189,552	6,884,472	9,792,584	4,125,032	4,549,020
April 1 — June 30	11,201,588	10,532,048	10,876,704	10,021,188	8,466,004
July 1 — September 30		5,289,908	9,842,020	6,755,124	6,854,868
Total	31,710,128	32,777,128	37,893,832	25,301,276	26,259,212

Revenues.  Most of the Company's net revenues during the three and nine months ended June 30, 2021 and 2020 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. The Company also had revenues from sales of PREBOOST® (Roman Swipes) through the date the PREBOOST® business was sold on December 8, 2020. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

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

We have recently seen an increase in the cost of the nitrile polymer used to produce FC2 and may experience increases in other material costs due to the impact of COVID-19 and increased inflation. Our costs of sales and gross margins may be adversely impacted if we are unable to pass along cost increases to our customers.

On August 7, 2021, the Company learned that a fire had occurred at the manufacturing site used by our supplier to produce component sheaths for FC2. The preliminary analysis by the supplier indicates that production will be impacted for at least two months before it can restart. We have robust levels of inventory of FC2 in our U.S. warehouses and of FC2 and component sheaths in our facility in Malaysia. As a result, we believe that this supply disruption will have no impact on sales of FC2 in the fourth quarter of fiscal 2021 and, based on historic ordering and our forecasts, we believe that it will not have a significant impact on sales of FC2 in the first quarter of fiscal 2022. Given our inventory position, and the initial guidance given to us by our supplier at this stage, we expect any impact from this temporary disruption would be limited to the global public health sector market and that it would have no impact on sales in the U.S. market.

Conducting research and development is central to our business model. The Company’s Research and Development segment includes multiple products and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $11.2 million and $4.4 million for the three months ended June 30, 2021 and 2020, respectively, and $24.4 million and $13.7 million for the nine months ended June 30, 2021 and 2020, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

The Company generated net revenues of $17.7 million and net loss of $2.7 million, or $(0.03) per basic and diluted common share, for the three months ended June 30, 2021, compared to net revenues of $10.3 million and net loss of $3.0 million, or $(0.05) per basic and diluted common share, for the three months ended June 30, 2020. Net revenues increased 71% over the prior period.

FC2 net revenues increased 83% year over year. There was a 6% increase in total FC2 unit sales and an increase in FC2 average sales price per unit of 72%. The principal factor for the increase in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 76% of total FC2 net revenues in the current year period compared to 56% of total FC2 net revenues in the prior year period. The Company experienced an increase of 150% in FC2 net revenues in the U.S. prescription channel and a decrease of 2% in FC2 net revenues in the global public health sector.

Cost of sales remained consistent at $3.8 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The cost per unit decreased due to decreased labor costs and period costs in the prior year period of approximately $0.3 million resulting from decreased production due to the temporary shutdown of the Company’s manufacturing facility in Malaysia as a result of the COVID-19 pandemic in the prior year.

Gross profit increased to $13.9 million in the three months ended June 30, 2021 from $6.5 million in the three months ended June 30, 2020. Gross profit margin for the fiscal 2021 period was 79% of net revenues, compared to 63% of net revenues for the fiscal 2020 period. The increase in the gross profit margin is primarily due to an increase in net revenues in the U.S. prescription channel and a decrease in labor costs.

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

Research and development expenses increased to $11.2 million in the three months ended June 30, 2021 from $4.4 million in the same period in fiscal 2020. The increase is primarily due to increased costs associated with the multiple in-process research and development projects and increased personnel costs. During the fiscal 2021 period, the Company initiated two Phase 3 clinical trials and one Phase 2 clinical trial with additional clinical trial initiations coming. This ongoing clinical trial activity has resulted in increased costs. Additionally, in the fiscal 2020 period, research and development expenses were reduced by $0.1 million due to the funds received under the Paycheck Protection Program. See Note 14 to the financial statements included in this report for additional information related to the Paycheck Protection Program.

Selling, general and administrative expenses increased to $5.6 million in the three months ended June 30, 2021 from $3.5 million in the three months ended June 30, 2020. The increase is due primarily to increased personnel and share-based compensation costs. Additionally, in the fiscal 2020 period, selling, general and administrative expenses were reduced by $0.4 million due to the funds received under the Paycheck Protection Program. See Note 14 to the financial statements included in this report for additional information related to the Paycheck Protection Program.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $1.3 million in the three months ended June 30, 2021, which is comparable with $1.2 million in the three months ended June 30, 2020.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $1.3 million in the three months ended June 30, 2021, compared to expense of $0.2 million in the three months ended June 30, 2020. The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. The increase in the fair value of the embedded derivatives is due to an increase in projected FC2 net revenues in future periods and decreases in the discount rates. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax benefit in the third quarter of fiscal 2021 was $2.9 million, compared to income tax expense of $0.2 million in the third quarter of fiscal 2020. The increase in the income tax benefit of $3.1 million is primarily due to the benefit recognized from the increasing the value of the U.K. net operating losses due to the increase in the U.K. tax rates from 19% to 25%.

NINE MONTHS ENDED JUNE 30, 2021 COMPARED TO NINE MONTHS ENDED JUNE 30, 2020

The Company generated net revenues of $45.6 million and net income of $11.7 million, or $0.16 per basic common share and $0.14 per diluted common share, for the nine months ended June 30, 2021, compared to net revenues of $30.8 million and net loss of $7.1 million, or $(0.11) per basic and diluted common share, for the nine months ended June 30, 2020. Net revenues increased 48% over the prior period.

FC2 net revenues increased 51% year over year. There was a 15% increase in total FC2 unit sales and an increase in FC2 average sales price per unit of 31%. The principal factor for the increase in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 74% of total FC2 net revenues in the current year period compared to 62% of total FC2 net revenues in the prior year period. The Company experienced an increase of 79% in FC2 net revenues in the U.S. prescription channel and an increase of 6% in FC2 net revenues in the global public health sector.

Cost of sales increased to $10.0 million in the nine months ended June 30, 2021 from $9.6 million in the nine months ended June 30, 2020 primarily due to an increase in unit sales partially offset by a decrease in labor, equipment maintenance, and transportation costs.

Gross profit increased to $35.6 million in the nine months ended June 30, 2021 from $21.2 million in the nine months ended June 30, 2020. Gross profit margin for the fiscal 2021 period was 78% of net revenues, compared to 69% of net revenues for the fiscal 2020 period. The increase in the gross profit margin is primarily due to an increase in net revenues in the U.S. prescription channel and a decrease in labor, equipment maintenance, and transportation costs.

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

Research and development expenses increased to $24.4 million in the nine months ended June 30, 2021 from $13.7 million in the same period in fiscal 2020. The increase is primarily due to increased costs associated with the multiple in-process research and development projects and increased personnel costs. During the fiscal 2021 period, the Company initiated two Phase 3 clinical trials and one Phase 2 clinical trial with additional clinical trial initiations coming. This ongoing clinical trial activity has resulted in increased costs. Additionally, in the fiscal 2020 period, research and development expenses were reduced by $0.1 million due to the funds received under the Paycheck Protection Program. See Note 14 to the financial statements included in this report for additional information related to the Paycheck Protection Program.

Selling, general and administrative expenses increased to $14.7 million in the nine months ended June 30, 2021 from $11.0 million in the nine months ended June 30, 2020. The increase is due primarily to increased personnel costs, patent-related legal costs, and increased insurance costs. Additionally, in the fiscal 2020 period, selling, general and administrative expenses were reduced by $0.4 million due to the funds received under the Paycheck Protection Program. See Note 14 to the financial statements included in this report for additional information related to the Paycheck Protection Program.

During the first quarter of fiscal 2021, we recorded a pre-tax gain on sale of the Company’s PREBOOST® business of $18.4 million. See Note 2 to the financial statements included in this report for additional information.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $3.7 million in the nine months ended June 30, 2021, which is comparable with $3.5 million in the nine months ended June 30, 2020.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $2.0 million in the nine months ended June 30, 2021, compared to expense of $94,000 in the nine months ended June 30, 2020. The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. The increase in the fair value of the embedded derivatives is due to an increase in projected FC2 net revenues in future periods and decreases in the discount rates. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax benefit in the first nine months of fiscal 2021 was $2.8 million, compared to income tax expense of $31,000 in the first nine months of fiscal 2020. The increase in the income tax benefit of $2.8 million is primarily due to the benefit recognized from the increasing the value of the U.K. net operating losses due to the increase in the U.K. tax rates from 19% to 25%.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at June 30, 2021 was $123.2 million, compared to $13.6 million at September 30, 2020. At June 30, 2021, the Company had working capital of $137.2 million and stockholders’ equity of $155.0 million compared to working capital of $12.3 million and stockholders’ equity of $30.1 million as of September 30, 2020. The increase in working capital is primarily due to the increase in cash on hand and an increase in prepaid research and development costs.

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

Operating activities

Operating activities used cash of $14.8 million in the nine months ended June 30, 2021. Cash from operating activities included net income of $11.7 million, adjustments to reconcile net income to net cash provided by operating activities totaling a reduction of $17.9 million and changes in operating assets and liabilities of $8.5 million. Adjustments to net income primarily consisted of $18.4 million related to the gain on sale of the PREBOOST® business, $2.9 million of interest paid in excess of interest expense, and $2.9 million of deferred income taxes, partially offset by $3.7 million of share-based compensation and $2.0 million for the change in fair value of derivative liabilities. The decrease in cash from changes in operating assets and liabilities included an increase in prepaid expenses and other assets of $9.6 million and an increase in accounts receivable of $3.1 million, partially offset by an increase in accrued expenses and other current liabilities of $2.8 million.

Our operating activities used cash of $1.6 million in the nine months ended June 30, 2020. Cash used in operating activities included a net loss of $7.1 million, adjustments for noncash items totaling $6.2 million and changes in operating assets and liabilities of $0.6 million. Adjustments for noncash items primarily consisted of $3.5 million of noncash interest expense and $2.0 million of share-based compensation. The decrease in cash from changes in operating assets and liabilities included an increase in inventories of $1.8 million, partially offset by an increase in accounts payable of $0.6 million and an increase in accrued expenses and other current liabilities of $0.6 million.

Investing activities

Net cash from investing activities was $14.8 million in the nine months ended June 30, 2021, attributed to $15.0 million received from the sale of the Company’s PREBOOST® business.

Net cash used in investing activities in the nine months ended June 30, 2020 was $73,000 and was associated with capital expenditures at our U.K. and Malaysia locations.

Financing activities

Net cash provided by financing activities in the nine months ended June 30, 2021 was $109.5 million and primarily consisted of proceeds from the underwritten public offering of the Company’s common stock, net of fees and costs paid through June 30, 2021, of $108.0 million (see discussion below) and proceeds from stock option exercises of $1.5 million.

Net cash provided by financing activities in the nine months ended June 30, 2020 was $10.8 million and consisted of $13.4 million from the sale of shares under common stock purchase agreements with Aspire Capital Fund, LLC (see discussion below), proceeds from the Premium Finance Agreement of $0.8 million, which were used to finance the Company’s directors and officers liability insurance premium, and proceeds from stock option exercises of $0.4 million, less payments on the Credit Agreement (see discussion below) of $3.3 million and payments on the Premium Finance Agreement of $0.6 million.

Sources of Capital

Common Stock Offering

On February 22, 2021, we completed an underwritten public offering of 7,419,354 shares of our common stock, which included the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $15.50 per share. Net proceeds to the Company from this offering were $107.9 million after deducting underwriting discounts and commissions and costs incurred by the Company through June 30, 2021. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

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

The Company made total payments under the Credit Agreement of $6.4 million and $3.3 million during the nine months ended June 30, 2021 and 2020, respectively. As a result of the Second Amendment, the Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to June 30, 2021 will be approximately $0.9 million under the Credit Agreement. The Company began making payments under the Residual Royalty Agreement during the quarter ended June 30, 2021, totaling $0.3 million during the period. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to June 30, 2021 will be approximately $3.7 million under the Residual Royalty Agreement.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement. As of June 30, 2021, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493). Effective June 26, 2020, upon the execution of the 2020 Purchase Agreement, the Company’s prior purchase agreement with Aspire Capital was terminated.

Fair Value Measurements

As of June 30, 2021 and September 30, 2020, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*	Filed herewith
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

DATE: August 12, 2021

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: August 12, 2021

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer