Form 10-Q
period 2021-12-31
VERU INC.
filed 2022-02-09
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 7, 2022, the registrant had 80,050,349 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, debt repayments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

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

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Part I, Item 1A, "Risk Factors," in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$116,103,961	$122,359,535
Accounts receivable, net	8,071,541	8,794,224
Notes receivable	2,500,000	5,000,000
Inventory, net	4,899,868	5,574,253
Prepaid research and development costs	12,191,149	9,174,586
Prepaid expenses and other current assets	1,940,149	850,889
Total current assets	145,706,668	151,753,487
Plant and equipment, net	869,442	592,603
Operating lease right-of-use assets	869,017	969,839
Deferred income taxes	12,931,129	13,024,550
Intangible assets, net	4,030,952	4,048,810
Goodwill	6,878,932	6,878,932
Other assets	878,417	878,502
Total assets	$172,164,557	$178,146,723

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,087,708	$3,409,771
Accrued research and development costs	2,179,926	2,020,445
Accrued compensation	2,016,830	4,986,058
Accrued expenses and other current liabilities	1,589,111	1,615,922
Residual royalty agreement liability, short-term portion	3,601,007	3,237,211
Operating lease liability, short-term portion	465,921	497,903
Total current liabilities	13,940,503	15,767,310
Residual royalty agreement liability, long-term portion	9,618,698	9,397,136
Operating lease liability, long-term portion	522,709	609,921
Deferred income taxes	63,426	63,426
Other liabilities	14,986	14,986
Total liabilities	24,160,322	25,852,779

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2021 and September 30, 2021	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 82,232,786 and 82,153,452 shares issued and 80,049,082 and 79,969,748 shares outstanding at December 31, 2021 and September 30, 2021, respectively	822,328	821,535
Additional paid-in-capital	243,748,215	241,658,711
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(88,178,184)	(81,798,178)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	148,004,235	152,293,944
Total liabilities and stockholders' equity	$172,164,557	$178,146,723

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2021	2020

Net revenues	$14,135,132	$14,616,989

Cost of sales	2,293,050	3,780,356

Gross profit	11,842,082	10,836,633

Operating expenses:
Research and development	10,081,161	5,677,754
Selling, general and administrative	6,723,206	4,381,880
Total operating expenses	16,804,367	10,059,634

Gain on sale of PREBOOST® business	—	18,410,158

Operating (loss) income	(4,962,285)	19,187,157

Non-operating expenses:
Interest expense	(1,158,682)	(1,189,183)
Change in fair value of derivative liabilities	(209,000)	(604,000)
Other income (expense), net	64,616	(87,971)
Total non-operating expenses	(1,303,066)	(1,881,154)

(Loss) income before income taxes	(6,265,351)	17,306,003

Income tax expense	114,655	78,302

Net (loss) income	$(6,380,006)	$17,227,701

Net (loss) income per basic common share outstanding	$(0.08)	$0.25

Basic weighted average common shares outstanding	80,023,168	70,313,589

Net (loss) income per diluted common share outstanding	$(0.08)	$0.23

Diluted weighted average common shares outstanding	80,023,168	75,799,037

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2021	82,153,452	$821,535	$241,658,711	$(581,519)	$(81,798,178)	$(7,806,605)	$152,293,944
Share-based compensation	—	—	1,880,428	—	—	—	1,880,428
Issuance of shares pursuant to share-based awards	79,334	793	209,076	—	—	—	209,869
Net loss	—	—	—	—	(6,380,006)	—	(6,380,006)
Balance at December 31, 2021	82,232,786	$822,328	$243,748,215	$(581,519)	$(88,178,184)	$(7,806,605)	$148,004,235

Balance at September 30, 2020	72,047,385	$720,474	$126,971,518	$(581,519)	$(89,192,552)	$(7,806,605)	$30,111,316
Share-based compensation	—	—	785,297	—	—	—	785,297
Issuance of shares pursuant to share-based awards	468,611	4,686	619,133	—	—	—	623,819
Issuance of shares pursuant to common stock purchase warrants	1,574,611	15,746	(15,746)	—	—	—	—
Net income	—	—	—	—	17,227,701	—	17,227,701
Balance at December 31, 2020	74,090,607	$740,906	$128,360,202	$(581,519)	$(71,964,851)	$(7,806,605)	$48,748,133

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(6,380,006)	$17,227,701
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,228	91,783
Noncash change in right-of-use assets	100,822	91,762
Noncash interest expense, net of interest paid	376,358	92,793
Share-based compensation	1,880,428	785,297
Gain on sale of PREBOOST® business	—	(18,410,158)
Deferred income taxes	93,421	37,502
Change in fair value of derivative liabilities	209,000	604,000
Other	(52,776)	9,138
Changes in current assets and liabilities:
Decrease in accounts receivable	724,683	1,071,445
Decrease in inventory	725,161	29,088
Increase in prepaid expenses and other assets	(4,105,738)	(1,825,459)
Increase in accounts payable	677,937	462,183
(Decrease) increase in accrued expenses and other current liabilities	(2,831,116)	447,101
Decrease in operating lease liabilities	(119,194)	(54,935)
Net cash (used in) provided by operating activities	(8,657,792)	659,241

INVESTING ACTIVITIES
Cash proceeds from sale of PREBOOST® business	2,500,000	15,000,000
Capital expenditures	(302,209)	(7,186)
Net cash provided by investing activities	2,197,791	14,992,814

FINANCING ACTIVITIES
Proceeds from stock option exercises	209,869	623,819
Proceeds from premium finance agreement	—	1,061,442
Cash paid for debt portion of finance lease	(5,442)	(4,598)
Net cash provided by financing activities	204,427	1,680,663

Net (decrease) increase in cash	(6,255,574)	17,332,718
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,359,535	13,588,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,103,961	$30,921,496

Supplemental disclosure of cash flow information:
Cash paid for interest	$782,324	$1,096,390
Schedule of non-cash investing and financing activities:
Notes receivable for sale of PREBOOST® business	$—	$5,000,000

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The accompanying condensed consolidated balance sheet as of September 30, 2021 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2022.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is an oncology biopharmaceutical company with a focus on developing novel medicines for the management of breast and prostate cancers. The Company has two operating segments: the Pharmaceuticals segment (previously referred to as the Research and Development segment) and the FC2 segment (previously referred to as the Sexual Health Business segment). The Pharmaceuticals segment includes activities related to multiple drug products under clinical development and ENTADFI™, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. The FC2 segment includes the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved product for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections. All of the Company’s net revenues during the three months ended December 31, 2021 and most of the Company’s net revenues during the three months ended December 31, 2020 were derived from sales of FC2.

Reclassifications: Certain prior period amounts on the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Other comprehensive (loss) income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net (loss) income. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net (loss) income, are components of other comprehensive loss. For the three months ended December 31, 2021 and 2020, comprehensive (loss) income is equivalent to the reported net (loss) income.

Recently adopted accounting pronouncements: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 on a prospective basis effective October 1, 2021. The adoption of ASU 2019-12 did not impact our consolidated financial statements and related disclosures.

Note 2 – Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement, pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation and was a commercial product in the Company’s Sexual Health Division until the date of the sale. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, a $2.5 million note receivable due 12 months after closing and a $2.5 million note receivable due 18 months after closing. The Company collected $2.5 million on the note receivable due 12 months after closing during the three months ended December 31, 2021 and $2.5 million remains outstanding as of December 31, 2021. Total assets sold, consisting of intangible assets, had a net book value of approximately $1.6 million, resulting in a pre-tax gain on sale of approximately $18.4 million. The Company had income before income taxes of $327,000 during the three months ended December 31, 2020 related to the PREBOOST® business before the sale.

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

As of December 31, 2021 and September 30, 2021, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020

Beginning balance	$7,851,000	$4,182,000
Change in fair value of derivative liabilities	209,000	604,000
Ending balance	$8,060,000	$4,786,000

The expense associated with the change in fair value of the embedded derivatives is included as a separate line item on the accompanying unaudited condensed consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 for additional information. There is no current observable market for these types of derivatives. The Company previously determined the fair value of the embedded derivatives using a Monte Carlo simulation model. Since the Credit Agreement has been satisfied as of September 30, 2021, the fair value of the embedded derivative within the Residual Royalty Agreement has been calculated by using a scenario-based method, whereby different scenarios are valued and probability weighted. The Company determined that with only the embedded derivative under the Residual Royalty Agreement remaining, there is no material difference between these two valuation models. The scenario-based valuation model incorporates transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. A significant increase in projected FC2 revenues or a significant increase in the probability or acceleration of the timing of a change of control event, in isolation, would result in a significantly higher fair value measurement of the liability associated with the embedded derivative.

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of December 31, 2021 and September 30, 2021:

Valuation Methodology	Significant Unobservable Input	December 31, 2021

Scenario-Based	Estimated change of control dates	September 2022 to September 2025
	Discount rate	6.9% to 8.1%
	Probability of change of control	20% to 90%

Valuation Methodology	Significant Unobservable Input	September 30, 2021

Monte Carlo Simulation	Estimated change of control dates	September 2022 to September 2025
	Discount rate	6.6% to 7.9%
	Probability of change of control	20% to 90%

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of PREBOOST® medicated wipes for prevention of premature ejaculation before the sale of the PREBOOST® business. The following table presents net revenues from these three categories:

	Three Months Ended
	December 31,
	2021	2020
FC2
U.S. prescription channel	$11,574,266	$9,101,739
Global public health sector	2,560,866	4,652,419
Total FC2	14,135,132	13,754,158
PREBOOST®	—	862,831
Net revenues	$14,135,132	$14,616,989

The following table presents net revenue by geographic area:

	Three Months Ended
	December 31,
	2021	2020

United States	$11,908,525	$10,355,838
Other	2,226,607	4,261,151
Net revenues	$14,135,132	$14,616,989

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $38,000 and $132,000 at December 31, 2021 and September 30, 2021, respectively.

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

The components of accounts receivable consist of the following at December 31, 2021 and September 30, 2021:

	December 31,	September 30,
	2021	2021

Trade receivables, gross	$8,174,710	$8,938,849
Less: allowance for doubtful accounts	(18,643)	(20,643)
Less: allowance for sales returns and payment term discounts	(84,526)	(123,982)
Accounts receivable, net	$8,071,541	$8,794,224

At December 31, 2021 and at September 30, 2021, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At December 31, 2021, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 86% of net accounts receivable in the aggregate. At September 30, 2021, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 90% of net accounts receivable in the aggregate.

For the three months ended December 31, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 80% of the Company’s net revenues in the aggregate. For the three months ended December 31, 2020, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 61% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no material change in the allowance for doubtful accounts for the three months ended December 31, 2021 and 2020.

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

Inventory consisted of the following at December 31, 2021 and September 30, 2021:

	December 31,	September 30,
	2021	2021

Raw material	$1,293,536	$1,371,133
Work in process	55,285	112,915
Finished goods	4,043,959	4,547,690
Inventory, gross	5,392,780	6,031,738
Less: inventory reserves	(492,912)	(457,485)
Inventory, net	$4,899,868	$5,574,253

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

Plant and equipment consisted of the following at December 31, 2021 and September 30, 2021:

	Estimated	December 31,	September 30,
	Useful Life	2021	2021
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,876,800	$2,875,744
Office equipment, furniture and fixtures	3 - 10 years	1,147,209	991,146
Leasehold improvements	3 - 8 years	443,976	298,886
Total plant and equipment		4,467,985	4,165,776
Less: accumulated depreciation and amortization		(3,598,543)	(3,573,173)
Plant and equipment, net		$869,442	$592,603

Depreciation expense was approximately $25,000 and $32,000 for the three months ended December 31, 2021 and 2020, respectively. Plant and equipment includes $484,000 and $210,000 at December 31, 2021 and September 30, 2021, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets were as follows at December 31, 2021:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$369,048	$130,952
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$369,048	$4,030,952

The gross carrying amounts and net book value of intangible assets were as follows at September 30, 2021:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$351,190	$148,810
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$351,190	$4,048,810

Amortization expense was approximately $18,000 and $60,000 for the three months ended December 31, 2021 and 2020, respectively.

Goodwill

The carrying amount of goodwill at December 31, 2021 and September 30, 2021 was $6.9 million. There was no change in the balance during the three months ended December 31, 2021 and 2020.

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

The Lenders were entitled to receive quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 as provided in the Credit Agreement until the Company paid 176.5% of the aggregate amount advanced to the Company under the Credit Agreement. The Company repaid the loan and return premium specified in the Credit Agreement in August 2021, and as a result has no further obligations under the Credit Agreement. The Agent has released its security interest in Company collateral previously pledged to secure its obligations under the Credit Agreement.

In connection with the Credit Agreement, the Company and the Agent also entered into a Residual Royalty Agreement, dated as of March 5, 2018 (as amended, the “Residual Royalty Agreement”), which provides for an ongoing royalty payment of 5% of product revenue from net sales of FC2, which commenced after the Company paid 175% of the aggregate amount advanced to the Company under the Credit Agreement based on a calculation of revenue-based payments under the Credit Agreement. The Residual Royalty Agreement will terminate upon (i) a change of control or sale of the FC2 business and the payment by the Company of the amount due in connection therewith pursuant to the Residual Royalty Agreement, or (ii) mutual agreement of the parties. If a change of control or sale of the FC2 business occurs, the Agent will receive a payment that is the greater of (A) $2.0 million or (B) the product of (x) 5% of the product revenue from net sales of FC2 for the most recently completed 12-month period multiplied by (y) five.

For accounting purposes, the $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis. A portion of the amount allocated to the Credit Agreement and a portion of the amount allocated to the Residual Royalty Agreement, in both cases equal to the fair value of the respective change of control provisions, was allocated to the embedded derivative liabilities. The derivative liabilities are adjusted to fair market value at each reporting period. For financial statement presentation, the embedded derivative liabilities have been included with their respective host instruments as noted in the following tables. The debt discounts were amortized to interest expense over the term of the Credit Agreement using the effective interest method. Additionally, the Company recorded deferred loan issuance costs of approximately $267,000 for legal fees incurred in connection with the Credit Agreement. The deferred loan issuance costs were presented as a reduction of the Credit Agreement obligation and were amortized to interest expense over the term of the Credit Agreement using the effective interest method.

At December 31, 2021 and September 30, 2021, the Residual Royalty Agreement liability consisted of the following:

	December 31,	September 30,
	2021	2021

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	6,740,792	5,582,110
Less: cumulative payments	(1,927,087)	(1,144,763)
Residual royalty agreement liability, excluding embedded derivative liability	5,159,705	4,783,347
Add: embedded derivative liability at fair value (see Note 3)	8,060,000	7,851,000
Total residual royalty agreement liability	13,219,705	12,634,347
Residual royalty agreement liability, short-term portion	(3,601,007)	(3,237,211)
Residual royalty agreement liability, long-term portion	$9,618,698	$9,397,136

As the Company has repaid the original principal of $10.0 million advanced in connection with the Credit Agreement and the Residual Royalty Agreement, payments under the Residual Royalty Agreement are classified as interest payments and included in operating activities on the accompanying unaudited condensed consolidated statements of cash flows. The short-term portion of the Residual Royalty Agreement liability represents the aggregate of the estimated quarterly payments on the Residual Royalty Agreement payable during the 12-month period subsequent to the balance sheet date.

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three months ended December 31, 2021 and 2020, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended
	December 31,
	2021	2020

Amortization of discounts	$—	$572,860
Accretion of residual royalty agreement	1,158,682	602,858
Amortization of deferred issuance costs	—	13,465
Interest expense	$1,158,682	$1,189,183

Premium Finance Agreement

On November 1, 2020, the Company entered into a Premium Finance Agreement to finance $1.1 million of its directors and officers liability insurance premium at an annual percentage rate of 3.94%. The financing was payable in three quarterly installments of principal and interest, beginning on January 1, 2021. The last payment was made in June 2021 and there was no balance outstanding as of September 30, 2021.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2021 and September 30, 2021. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2021 and September 30, 2021, and there was no activity during the three-month periods then ended.

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

Common Stock Purchase Warrants

In connection with the closing of the acquisition of APP (the “APP Acquisition”) on October 31, 2016, the Company issued warrants to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company’s then financial advisor (the “Financial Advisor Warrants”). The Financial Advisor Warrants had a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrants vested upon issuance. During the first quarter of fiscal 2021, the remaining outstanding Financial Advisor Warrants to purchase 2,326,841 shares of the Company’s common stock were exercised using the cashless exercise feature, resulting in the issuance of 1,574,611 shares of common stock. As of December 31, 2021, there were no outstanding common stock purchase warrants.

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

Since inception of the 2020 Purchase Agreement, we have sold 1,644,737 shares of common stock to Aspire Capital resulting in proceeds to the Company of $5.0 million. As of December 31, 2021, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at December 31, 2021 and September 30, 2021 is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2021 and 2020, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2021	2020

Cost of sales	$21,076	$16,212
Selling, general and administrative	1,395,558	561,484
Research and development	463,794	207,601
Share-based compensation	$1,880,428	$785,297

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). A total of 11.0 million shares are authorized for issuance under the 2018 Plan. As of December 31, 2021, 666,254 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of December 31, 2021, 18,767 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020
Weighted Average Assumptions:
Expected volatility	77.39%	65.81%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.33%	0.51%
Expected term (in years)	6.0	5.9
Fair value of options granted	$5.60	$1.58

During the three months ended December 31, 2021 and 2020, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2021:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2021	10,600,680	$2.84
Granted	2,207,100	$8.35
Exercised	(79,334)	$2.65
Forfeited and expired	(1,334)	$2.25
Outstanding at December 31, 2021	12,727,112	$3.79	7.89	$38,307,597
Exercisable at December 31, 2021	7,441,743	$1.82	7.04	$30,275,121

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended December 31, 2021 of $5.89, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the three months ended December 31, 2021 and 2020 was approximately $447,000 and $2.4 million, respectively. Cash received from options exercised during the three months ended December 31, 2021 and 2020 was approximately $210,000 and $624,000, respectively.

As of December 31, 2021, the Company had unrecognized compensation expense of approximately $19.7 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.1 years.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on NASDAQ on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of December 31, 2021, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

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

In June 2021, the Company executed a lease for its new corporate headquarters in Miami, Florida. The Company will be leasing approximately 12,000 square feet of office space for an eight year term commencing on the later of March 1, 2022 or the date the landlord substantially completes tenant improvements. The space will replace the Company’s current corporate headquarters in Miami, Florida when the existing lease terminates at the end of February 2022. Annual base rent payments will be $58.00 per square foot and are subject to a 3% annual escalation. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $117,000, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2021 and as of September 30, 2021. The Company does not have any other leases that have not yet commenced as of December 31, 2021.

The components of the Company’s lease cost were as follows for the three months ended December 31, 2021 and 2020:

	Three Months Ended
	December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$2,178	$2,178
Interest on lease liabilities	256	939
Operating lease cost	131,110	135,326
Short-term lease cost	12,771	1,863
Variable lease cost	46,019	36,683
Sublease income	(44,844)	(44,845)
Total lease cost	$147,490	$132,144

The Company paid cash of $153,000 and $143,000 for amounts included in the measurement of operating lease liabilities during the three months ended December 31, 2021 and 2020, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2021 and September 30, 2021.

Other information related to the Company’s leases as of December 31, 2021 and September 30, 2021 was as follows:

	December 31,	September 30,
	2021	2021
Operating Leases
Weighted-average remaining lease term	2.8	2.9
Weighted-average discount rate	11.5%	11.5%
Finance Leases
Weighted-average remaining lease term	0.4	0.4
Weighted-average discount rate	13.9%	13.9%

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

As of September 30, 2021, the Company had U.S. federal and state NOL carryforwards of $38.6 million and $24.9 million, respectively, for income tax purposes with $29.5 million and $22.5 million, respectively, expiring in years 2022 to 2040 and $9.1 million and $2.4 million, respectively, which can be carried forward indefinitely. As of September 30, 2021, the Company also had U.S. federal research and development tax credit carryforwards of $4.2 million, expiring in 2038 to 2041. The Company’s U.K. subsidiary has U.K. NOL carryforwards of $63.5 million as of September 30, 2021, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

A reconciliation of income tax expense and the amount computed by applying the U.S. statutory rate of 21% to (loss) income before income taxes is as follows:

	Three Months Ended
	December 31,
	2021	2020

Income tax (benefit) expense at U.S. federal statutory rates	$(1,315,724)	$3,634,260
State income tax (benefit) expense, net of federal (benefit) expense	(101,875)	281,396
Non-deductible expenses	257,196	—
Effect of stock options exercised	(23,350)	(64,290)
Effect of common stock purchase warrants exercised	—	(2,038,919)
Effect of Paycheck Protection Program funds	—	(95,886)
U.S. research and development tax credit	(1,963,430)	—
Effect of foreign income tax rates	(29,761)	(32,570)
Effect of global intangible low taxed income	88,267	125,145
Change in valuation allowance	3,089,596	(1,732,786)
Other, net	113,736	1,952
Income tax expense	$114,655	$78,302

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2021	2021
Deferred tax assets:
Federal net operating loss carryforwards	$8,615,379	$8,209,224
State net operating loss carryforwards	1,690,488	1,646,827
Foreign net operating loss carryforwards – U.K.	15,782,126	15,875,889
Foreign capital allowance – U.K.	117,709	117,709
U.S. research and development tax credit carryforwards	4,724,845	2,761,415
Share-based compensation	2,417,046	2,071,838
Interest expense	1,630,267	1,368,042
Change in fair value of derivative liabilities	1,072,714	1,025,425
Other, net – U.K.	83,344	83,344
Other, net – Malaysia	100,995	100,654
Other, net – U.S.	220,825	203,237
Gross deferred tax assets	36,455,738	33,463,604
Valuation allowance for deferred tax assets	(22,669,607)	(19,580,011)
Net deferred tax assets	13,786,131	13,883,593
Deferred tax liabilities:
In-process research and development	(882,427)	(882,427)
Covenant not-to-compete	(29,630)	(33,671)
Other, net – U.S.	(6,371)	(6,371)
Net deferred tax liabilities	(918,428)	(922,469)
Net deferred tax asset	$12,867,703	$12,961,124

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	December 31,	September 30,
	2021	2021

Deferred tax asset – U.K.	$12,830,135	$12,923,896
Deferred tax asset – Malaysia	100,994	100,654
Total deferred tax asset	$12,931,129	$13,024,550

Deferred tax liability – U.S.	$(63,426)	$(63,426)
Total deferred tax liability	$(63,426)	$(63,426)

Note 14 – Net (Loss) Income Per Share

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

The following table provides a reconciliation of the net (loss) income per basic and diluted common share outstanding:

	Three Months Ended
	December 31,
	2021	2020

Net (loss) income	$(6,380,006)	$17,227,701

Basic weighted average common shares outstanding	80,023,168	70,313,589
Net effect of dilutive instruments:
Stock options	—	4,421,341
Stock appreciation rights	—	38,527
Common stock purchase warrants	—	1,025,580
Total net effect of dilutive instruments	—	5,485,448
Diluted weighted average common shares outstanding	80,023,168	75,799,037
Net (loss) income per basic common share outstanding	$(0.08)	$0.25
Net (loss) income per diluted common share outstanding	$(0.08)	$0.23

For the three months ended December 31, 2020, approximately 1.4 million potentially dilutive instruments were excluded from the computation of net income per diluted weighted average common share outstanding because their effect would have been antidilutive. Due to our net loss for the three months ended December 31, 2021, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 9 and 10 for a discussion of our potentially dilutive instruments.

Note 15 – Industry Segments

The Company currently operates in two reporting segments: FC2 and Pharmaceuticals. The FC2 segment consists of the Company’s commercial product, FC2. The Pharmaceuticals segment includes activities related to multiple drug products under clinical development and ENTADFI™, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of non-operating expenses and income taxes. Our chief operating decision-maker (CODM) is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer.

The Company's operating (loss) income by segment was as follows:

	Three Months Ended
	December 31,
	2021	2020

FC2*	$10,858,751	$9,914,936
Pharmaceuticals	(11,648,249)	(5,858,837)
Corporate	(4,172,787)	15,131,058
Operating (loss) income	$(4,962,285)	$19,187,157

*The FC2 segment, previously referred to as the Sexual Health Business segment, for the three months ended December 31, 2020 included $415,000 related to the PREBOOST® business before the sale in December 2020.

All of our net revenues, which are primarily derived from the sale of FC2, are attributed to the FC2 reporting segment. See Note 4 for additional information regarding our net revenues. Costs related to the office located in London, England are fully dedicated to FC2 and are presented as a component of the FC2 segment. Drug commercialization costs are included in the Pharmaceuticals segment. Certain expenses in the three months ended December 31, 2020 have been reclassified to conform to the current period presentation. The gain on sale of the PREBOOST® business and depreciation and amortization related to long-lived assets that are not utilized in the production of FC2 are not reported as part of the reporting segments or reviewed by the CODM. These amounts are included in Corporate in the reconciliations above. Total assets are not presented by reporting segment as they are not reviewed by the CODM when evaluating the reporting segments’ performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru is principally an oncology biopharmaceutical company with a focus on developing novel medicines for the management of breast and prostate cancers. One of our anticancer drugs, sabizabulin, also has dual antiviral and anti-inflammatory effects and is also being developed for the treatment of hospitalized COVID-19 patients at high risk for acute respiratory distress syndrome (ARDS). The Company has a commercial Sexual Health Division which includes two FDA-approved products: ENTADFI™, a new treatment for benign prostatic hyperplasia (BPH), and the FC2 Female Condom® (Internal Condom) (FC2), for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

The Biopharmaceutical Business:

The Company’s breast cancer drug pipeline has four clinical development programs for two drugs: enobosarm, an oral selective androgen receptor targeting agonist, and sabizabulin, an oral cytoskeleton disruptor.

ER+ HER2- metastatic breast cancer:

Phase 3 clinical study – Enobosarm monotherapy as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer (AR nuclei staining ≥40%). We are enrolling the Phase 3 multicenter, international, open label, and randomized (1:1) ARTEST registration clinical trial design to evaluate the efficacy and safety of enobosarm monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of AR+ ER+ HER2- metastatic breast cancer in approximately 210 patients with AR nuclei staining ≥40% in their breast cancer tissue who have previously received a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor. We have identified that patients who have greater than 40% androgen receptor nuclei staining in their breast cancer tissue are most likely to respond to enobosarm. Based on the recommendation of the FDA to have a companion diagnostic test to determine the patient’s AR status, we have partnered with Roche/Ventana Diagnostics, a global oncology diagnostics company, who will develop and commercialize a companion diagnostic AR immunohistochemistry test. In January 2022, our enobosarm program received a Fast Track designation by the FDA.

Phase 2b clinical study – Sabizabulin monotherapy as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer (AR nuclei staining <40%). We also intend to conduct a Phase 2b clinical study of sabizabulin, a novel oral cytoskeleton disruptor, for the treatment of AR+ ER+ HER2- metastatic breast cancer in patients with an AR nuclei staining <40%. The Phase 2b clinical trial will be an open label, multicenter, and randomized (1:1) study evaluating the efficacy and safety of sabizabulin 32mg monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of ER+ HER2- metastatic breast cancer in approximately 200 patients with AR nuclei staining <40% in their breast cancer tissue who have previously received a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor. The Phase 2b study is expected to commence during the first quarter of calendar year 2022.

Phase 3 clinical study – Enobosarm + abemaciclib combination as a 2nd line treatment of AR+ER+HER2- metastatic breast cancer (AR nuclei staining ≥40%). We intend to conduct a Phase 3 multicenter, open label, randomized (1:1), active control clinical study, named ENABLAR-2 to evaluate the efficacy and safety of enobosarm plus abemaciclib combination therapy versus an alternative estrogen blocking agent (fulvestrant or an aromatase inhibitor) in subjects with AR+ ER+ HER2- metastatic breast cancer who have previously received first line palbociclib (a CDK4/6 inhibitor) plus an estrogen blocking agent (non-steroidal aromatase inhibitor or fulvestrant) and have an AR nuclei staining ≥ 40% in their breast cancer tissue. We plan to enroll approximately 186 subjects in this Phase 3 clinical study which is expected to commence during the first quarter of calendar year 2022.

Metastatic triple negative breast cancer:

Phase 2b clinical study - Sabizabulin + enobosarm combination therapy for the treatment of patients who have AR+ metastatic triple negative breast cancer and who have tumor progression after receiving at least 2 systemic chemotherapies. The Company had been planning to commence a single arm, sabizabulin plus enobosarm combination therapy Phase 2b clinical study in early calendar year 2022, but has now decided to suspend further work on this metastatic triple negative breast cancer Phase 2b clinical study at this time.

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

VERU-100, long acting GnRH antagonist subcutaneous depot, for the treatment of advanced hormone sensitive prostate cancer-

Phase 2 dose finding clinical study. We are currently enrolling a study to determine optimal dose of VERU-100 in men with advance hormone sensitive prostate cancer. Phase 2 clinical results are expected in the first half of calendar year 2022.

Phase 3 registration clinical study. If the Phase 2 trial is successful, and as discussed with and agreed upon by the FDA, the Phase 3 clinical trial will be a single arm, multicenter, open-label study in approximately 100 men with hormone sensitive advanced prostate cancer using the achievement and maintenance of castration levels of testosterone as the primary endpoint. The Phase 3 registration study is planned to initiate in the second half of calendar year 2022.

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

Phase 3 COVID-19 registration trial: Sabizabulin 9mg for the treatment of hospitalized moderate to severe COVID-19 patients at high risk for acute respiratory distress syndrome- We are enrolling a global Phase 3 COVID-19 clinical registration trial which is a double-blind randomized (2:1) placebo-controlled trial evaluating daily oral doses of 9 mg sabizabulin for up to 21 days versus placebo in approximately 300 moderate to severe COVID-19 hospitalized subjects who are at high risk for developing ARDS, which remains an unmet medical need. The Company anticipates having results for the Phase 3 clinical trial in the first half of calendar year 2022. In January 2022, our COVID-19 registration program received a Fast Track designation by the FDA.

Sexual Health Division

The Company has a commercial Sexual Health Division, which includes two FDA-approved products: ENTADFI™, a new treatment for BPH, which is included in the Company’s Pharmaceutical segment, and FC2 for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections, which is included in the Company’s FC2 segment.

ENTADFI™ (Finasteride and Tadalafil) capsules was approved by FDA in December 2021 as a new treatment for BPH, or an enlarged prostate gland. The co-administration of tadalafil and finasteride has been shown to be more effective for the treatment of benign prostatic hyperplasia than finasteride alone without causing sexual adverse effects. We plan to market and distribute ENTADFI™ by our own “direct to patient” telemedicine and telepharmacy platform. We have also partnered with GoodRx, a digital resource for healthcare, to reach their almost 20 million monthly visitors, which include both consumers and healthcare providers, and offer a unique cash price to ensure our treatment is more affordable and accessible. We will augment our marketing and sales efforts by seeking partners in the U.S. and ex-U.S. Commercialization activities are already underway and we expect to achieve first commercial sale in the first half of calendar year 2022.

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

On August 27, 2018, the Company announced that through six of its distributors in the Republic of South Africa, the Company had received a tender award to supply 75% of a tender covering up to 120 million female condoms over three years. The tender was extended until January 2022. The Company began shipping units under this tender award in the third quarter of fiscal 2019 and we have shipped approximately 16.1 million units through December 31, 2021. In October 2020, the Company was awarded up to 20 million units through its distributor in Brazil under the new Brazil female condom tender. The Company began shipping units under this tender award in the first quarter of fiscal 2021 and we have shipped approximately 9.7 million units through December 31, 2021.

FC2 Unit Sales. Details of the quarterly unit sales of FC2 for the last five fiscal years were as follows:

Period	2022	2021	2020	2019	2018

October 1 — December 31	6,260,484	12,318,988	10,070,700	7,382,524	4,399,932
January 1 — March 31		8,189,552	6,884,472	9,792,584	4,125,032
April 1 — June 30		11,201,588	10,532,048	10,876,704	10,021,188
July 1 — September 30		6,095,332	5,289,908	9,842,020	6,755,124
Total	6,260,484	37,805,460	32,777,128	37,893,832	25,301,276

Revenues.  Most of the Company's net revenues during the three months ended December 31, 2021 and 2020 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. The Company also had revenues from sales of PREBOOST® (Roman Swipes) during the three months ended December 31, 2020 through the date the PREBOOST® business was sold on December 8, 2020. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

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

On August 7, 2021, the Company learned that a fire had occurred at the manufacturing site used by our supplier to produce component sheaths for FC2. The supplier has repaired the line and supply resumed in January 2022. We had robust levels of inventory of FC2 in our U.S. warehouses and of FC2 and component sheaths in our facility in Malaysia. As a result, this supply disruption had no significant impact on sales of FC2 through December 31, 2021 and, based on current orders, there will be no disruptions to U.S. supplies and no significant impact on sales of FC2 for the global public health sector in future periods.

Conducting research and development is central to our business model. The Company’s Research and Development segment includes multiple products and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $10.1 million and $5.7 million for the three months ended December 31, 2021 and 2020, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

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

To date, COVID-19 has not impacted the Company’s ability to supply product demand for FC2. Since the start of the pandemic, we have, from time to time, experienced some temporary disruptions to our manufacturing facility due to the implementation of government policies. Most recently, on June 1, 2021, the Malaysian government issued a nationwide lockdown order placing limitations on social and economic activity in the country. The Company was able to secure the required approvals, as a health product, to continue to partially operate by reducing the number of employees physically allowed in the facilities to 60% of the total workforce. On July 3, 2021, the lockdown was strengthened in the region in which the Company operates and the Company entered into a two-week period ceasing all operations, in common with similar manufacturing businesses. On July 19, 2021, after allowing some time for staff testing, operations resumed at the required levels of 60% of the total workforce. The Company has partially mitigated the disruption to production by changing staffing patterns. From time to time, we have temporarily paused operations as part of our contact tracing protocols and to allow for cleaning and disinfection of our production facility.

The Company has enrolled manufacturing staff in a vaccination program. More than 95% of the staff have received two doses of vaccination and more than 75% of staff have also received a booster. This has allowed shift patterns to return to normal and the facility is allowed to operate at 100% capacity under the current Malaysia control orders.

The Company has had and believes it continues to have a sufficient quantity of FC2 inventory both inside and outside of Malaysia to satisfy expected customer demand. The recent closure and reduced operating capacity did not have a material impact to the Company’s consolidated operating results in fiscal 2021 or the first quarter of fiscal 2022 and we do not expect them to have a material impact on the Company’s consolidated operating results in foreseeable future periods. The Company continues to operate enhanced health and safety protocols to protect the employees at its Malaysian facility, to respond in the event an employee at the facility is determined to have tested positive for COVID-19, and to mitigate the impact of COVID-19 on the Company’s Malaysian manufacturing operations. However, no such measures can eliminate risks relating to the COVID-19 pandemic, and if the Company’s Malaysian manufacturing facility is subject to future government mandates to counter COVID-19 or encounters labor or raw material shortages, transportation delays or other issues, our ability to supply product to our customers could be disrupted.

The sole supplier of the nitrile polymer sheath for FC2 also produces surgical gloves and has at times prioritized their production during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. Malaysian ports are currently open for shipment but at reduced capacity, and the Company may also encounter issues shipping product into key markets or through freight or other carriers. To mitigate these factors, the Company continues to build strategic stock to ensure supply is available during a period of potential disruption. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2. For example, sales of FC2 could be impacted in the U.S. prescription channel if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. The COVID-19 pandemic did not have a material net impact on our consolidated operating results during the three months ended December 31, 2021.

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

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2020

The Company generated net revenues of $14.1 million and net loss of $6.4 million, or $(0.08) per basic and diluted common share, for the three months ended December 31, 2021, compared to net revenues of $14.6 million and net income of $17.2 million, or $0.25 per basic common share and $0.23 per diluted common share, for the three months ended December 31, 2021. Net revenues decreased 3% over the prior period.

FC2 net revenues increased 3% year over year. There was a 49% decrease in total FC2 unit sales and an increase in FC2 average sales price per unit of 102%. The principal factor for the increase in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 82% of total FC2 net revenues in the current year period compared to 66% of total FC2 net revenues in the prior year period. The Company experienced an increase compared to the prior year period of 27% in FC2 net revenues in the U.S. prescription channel and a decrease compared to the prior year period of 45% in FC2 net revenues in the global public health sector. The reduction in the global public health sector is primarily due to sales in the fiscal 2021 period related to the Brazil and South Africa tenders. Results for the three month period ended December 31, 2020 included net revenues of $0.9 million related to the PREBOOST® business before the sale of such business in December 2020.

Cost of sales decreased to $2.3 million in the three months ended December 31, 2021 from $3.8 million in the three months ended December 31, 2020 due to the decrease in unit sales.

Gross profit increased to $11.8 million in the three months ended December 31, 2021 from $10.8 million in the three months ended December 31, 2020. Gross profit margin for the fiscal 2022 period was 84% of net revenues, compared to 74% of net revenues for the fiscal 2021 period. The increase in the gross profit and gross profit margin is primarily due to the increase in FC2 sales in the U.S. prescription channel with higher profit margins.

Significant quarter-to-quarter variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector. The Company is experiencing a significant increase in revenue from sales in the U.S. prescription channel, which is helping grow net revenues year to year.

Research and development expenses increased to $10.1 million in the three months ended December 31, 2021 from $5.7 million in the same period in fiscal 2020. The increase is primarily due to increased costs associated with the multiple in-process research and development projects and increased personnel costs. During the first quarter of fiscal 2022, the Company had three Phase 3 clinical trials and one Phase 2 clinical trial ongoing with additional clinical trial initiations planned. During the first quarter of fiscal 2021, the Company had two Phase 2 clinical trials ongoing with additional trials planned. This clinical trial activity has resulted in increased costs.

Selling, general and administrative expenses increased to $6.7 million in the three months ended December 31, 2021 from $4.4 million in the three months ended December 31, 2020. The increase is due primarily to increased compensation costs, resulting from increased personnel, and increased share-based compensation costs, resulting from an increase in headcount and the fair value of stock options, and costs associated with the commercialization of ENTADFI™.

During the first quarter of fiscal 2021, we recorded a pre-tax gain on sale of the Company’s PREBOOST® business of $18.4 million. See Note 2 to the financial statements included in this report for additional information.

Interest expense, which consists of items related to the Credit Agreement and Residual Royalty Agreement, was $1.2 million in the three months ended December 31, 2021, which is consistent with the three months ended December 31, 2020.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.2 million in the three months ended December 31, 2021, compared to expense of $0.6 million in the three months ended December 31, 2020. The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax expense in the first quarter of fiscal 2022 was $115,000, compared to income tax expense of $78,000 in the first quarter of fiscal 2021. The slight increase in the income tax expense is due primarily due to an increase in taxable income in the U.K. The U.S. continues to have a full valuation allowance on deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at December 31, 2021 was $116.1 million, compared to $122.4 million at September 30, 2021. At December 31, 2021, the Company had working capital of $131.8 million and stockholders’ equity of $148.0 million compared to working capital of $136.0 million and stockholders’ equity of $152.3 million as of September 30, 2021. The decrease in working capital is primarily due to the decrease in cash on hand, partially offset by an increase in prepaid research and development costs.

We anticipate that we will continue to consume cash as we develop our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position and cash expected to be generated from sales of the Company’s commercial products, FC2 and ENTADFI, are adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-239493) or under a new registration statement.

Operating activities

Operating activities used cash of $8.7 million in the three months ended December 31, 2021. Cash used in operating activities included net loss of $6.4 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $2.7 million and changes in operating assets and liabilities resulting in a reduction of $4.9 million. Adjustments to net loss primarily consisted of $1.9 million of share-based compensation, interest expense in excess of interest paid of $0.4 million, and $0.2 million for the change in fair value of derivative liabilities. The decrease in cash from changes in operating assets and liabilities included an increase in prepaid expenses and other assets of $4.1 million and a decrease in accrued expenses and other current liabilities of $2.8 million, partially offset by a decrease in accounts receivable of $0.7 million, a decrease in inventory of $0.7 million, and an increase in accounts payable of $0.7 million.

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

Investing activities

Net cash from investing activities was $2.2 million in the three months ended December 31, 2021, attributed to $2.5 million collected on notes receivable from the sale of the Company’s PREBOOST® business, partially offset by $0.3 million associated with capital expenditures primarily at our U.S. location.

Net cash from investing activities was $15.0 million in the three months ended December 31, 2020, attributed to $15.0 million received from the sale of the Company’s PREBOOST® business.

Financing activities

Net cash provided by financing activities in the three months ended December 31, 2021 was $0.2 million and primarily consisted of proceeds from stock option exercises of $0.2 million.

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

SWK Credit Agreement

On March 5, 2018, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with the financial institutions party thereto from time to time (the “Lenders”) and SWK Funding LLC, as agent for the Lenders (the “Agent”), for a synthetic royalty financing transaction. On and subject to the terms of the Credit Agreement, the Lenders provided the Company with a term loan of $10.0 million, which was advanced to the Company on the date of the Credit Agreement. Under the Credit Agreement, the Company is required to make quarterly payments on the term loan based on the Company’s product revenue from net sales of FC2 until the earlier of receipt by the Lenders of a return premium specified in the Credit Agreement or a required payment upon termination of the Credit Agreement on March 5, 2025 or an earlier change of control of the Company or sale of the FC2 business. The Company repaid the loan and return premium specified in the Credit Agreement in August 2021, and as a result has no further obligations under the Credit Agreement. The Agent has released its security interest in Company collateral previously pledged to secure its obligations under the Credit Agreement.

In connection with the Credit Agreement, Veru and the Agent also entered into a Residual Royalty Agreement, dated as of March 5, 2018 (as amended, the “Residual Royalty Agreement”), which provides for an ongoing royalty payment of 5% of product revenue from net sales of FC2, which continues after the repayment of the loan and return premium under the Credit Agreement. The Residual Royalty Agreement will terminate upon (i) a change of control or sale of the FC2 business and the payment by the Company of the amount due in connection therewith pursuant to the Residual Royalty Agreement, or (ii) mutual agreement of the parties.

The Company made total payments under the Credit Agreement of $1.1 million during the three months ended December 31, 2020 and made total payments under the Residual Royalty Agreement of $0.8 million during the quarter ended December 31, 2021. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to December 31, 2021 will be approximately $3.6 million under the Residual Royalty Agreement.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement. The Company has not sold shares to Aspire Capital under the 2020 Purchase Agreement since June 2020. As of December 31, 2021, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

Fair Value Measurements

As of December 31, 2021 and September 30, 2021, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

The fair values of these liabilities were estimated based on unobservable inputs (Level 3 measurement), which requires highly subjective judgment and assumptions. The Company previously determined the fair value of the embedded derivatives using a Monte Carlo simulation model. Since the Credit Agreement has been satisfied as of September 30, 2021, the fair value of the embedded derivative within the Residual Royalty Agreement has been calculated by using a scenario-based method, whereby different scenarios are valued and probability weighted. The Company determined that with only the embedded derivative under the Residual Royalty Agreement remaining, there is no material difference between these two valuation models. The scenario-based valuation model incorporates transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 3 to the financial statements included in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes to such exposures since September 30, 2021.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 9, 2022

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: February 9, 2022

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer