Form 10-Q
period 2022-06-30
VERU INC.
filed 2022-08-11
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 80,146,735 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, our development and commercialization plans relating to our product candidates and products, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, future ordering patterns of our customers, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company's current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies due to COVID-19 or other reasons, and the risk that such results will not support marketing approval and commercialization in the United States or in any foreign country;

•potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) and potential delays in, or failure to obtain, regulatory approval of products under development or authorization of the Company’s emergency use authorization application for sabizabulin for certain COVID-19 patients, including the risk of a delay or failure in reaching agreement with the FDA on the design of a clinical trial or in obtaining authorization to commence a clinical trial or commercialize a product candidate in the U.S.;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$100,550,610	$122,359,535
Accounts receivable, net	8,302,745	8,794,224
Notes receivable	—	5,000,000
Inventory, net	7,722,551	5,574,253
Prepaid research and development costs	9,611,066	9,174,586
Prepaid expenses and other current assets	2,173,722	850,889
Total current assets	128,360,694	151,753,487
Plant and equipment, net	1,081,710	592,603
Operating lease right-of-use assets	4,970,311	969,839
Deferred income taxes	13,005,533	13,024,550
Intangible assets, net	3,995,238	4,048,810
Goodwill	6,878,932	6,878,932
Other assets	2,284,890	878,502
Total assets	$160,577,308	$178,146,723

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,936,312	$3,409,771
Accrued research and development costs	10,721,360	2,020,445
Accrued compensation	4,016,771	4,986,058
Accrued expenses and other current liabilities	2,133,286	1,615,922
Residual royalty agreement liability, short-term portion	3,050,135	3,237,211
Operating lease liability, short-term portion	951,574	497,903
Total current liabilities	27,809,438	15,767,310
Residual royalty agreement liability, long-term portion	11,557,190	9,397,136
Operating lease liability, long-term portion	4,264,458	609,921
Deferred income taxes	63,426	63,426
Other liabilities	15,000	14,986
Total liabilities	43,709,512	25,852,779

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at June 30, 2022 and September 30, 2021	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 82,311,689 and 82,153,452 shares issued and 80,127,985 and 79,969,748 shares outstanding at June 30, 2022 and September 30, 2021, respectively	823,117	821,535
Additional paid-in-capital	248,984,393	241,658,711
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(124,551,590)	(81,798,178)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	116,867,796	152,293,944
Total liabilities and stockholders' equity	$160,577,308	$178,146,723

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net revenues	$9,602,195	$17,655,592	$36,765,721	$45,613,068

Cost of sales	2,533,572	3,782,480	6,679,738	9,995,023

Gross profit	7,068,623	13,873,112	30,085,983	35,618,045

Operating expenses:
Research and development	18,133,412	11,188,246	43,755,677	24,438,813
Selling, general and administrative	10,758,986	5,556,730	24,881,330	14,745,507
Total operating expenses	28,892,398	16,744,976	68,637,007	39,184,320

Gain on sale of PREBOOST® business	—	—	—	18,410,158

Operating (loss) income	(21,823,775)	(2,871,864)	(38,551,024)	14,843,883

Non-operating expenses:
Interest expense	(1,185,093)	(1,287,525)	(3,556,477)	(3,728,259)
Change in fair value of derivative liabilities	881,000	(1,372,000)	(557,000)	(2,029,000)
Other income (expense), net	69,895	(34,540)	135,897	(170,841)
Total non-operating expenses	(234,198)	(2,694,065)	(3,977,580)	(5,928,100)

(Loss) income before income taxes	(22,057,973)	(5,565,929)	(42,528,604)	8,915,783

Income tax expense (benefit)	137,603	(2,873,063)	224,808	(2,773,071)

Net (loss) income	$(22,195,576)	$(2,692,866)	$(42,753,412)	$11,688,854

Net (loss) income per basic common share outstanding	$(0.28)	$(0.03)	$(0.53)	$0.16

Basic weighted average common shares outstanding	80,088,431	79,729,370	80,054,594	75,054,871

Net (loss) income per diluted common share outstanding	$(0.28)	$(0.03)	$(0.53)	$0.14

Diluted weighted average common shares outstanding	80,088,431	79,729,370	80,054,594	82,807,156

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2021	82,153,452	$821,535	$241,658,711	$(581,519)	$(81,798,178)	$(7,806,605)	$152,293,944
Share-based compensation	—	—	1,880,428	—	—	—	1,880,428
Issuance of shares pursuant to share-based awards	79,334	793	209,076	—	—	—	209,869
Net loss	—	—	—	—	(6,380,006)	—	(6,380,006)
Balance at December 31, 2021	82,232,786	822,328	243,748,215	(581,519)	(88,178,184)	(7,806,605)	148,004,235
Share-based compensation	—	—	2,124,941	—	—	—	2,124,941
Issuance of shares pursuant to share-based awards	17,267	173	46,924	—	—	—	47,097
Net loss	—	—	—	—	(14,177,830)	—	(14,177,830)
Balance at March 31, 2022	82,250,053	822,501	245,920,080	(581,519)	(102,356,014)	(7,806,605)	135,998,443
Share-based compensation	—	—	2,910,976	—	—	—	2,910,976
Issuance of shares pursuant to share-based awards	61,636	616	153,337	—	—	—	153,953
Net loss	—	—	—	—	(22,195,576)	—	(22,195,576)
Balance at June 30, 2022	82,311,689	$823,117	$248,984,393	$(581,519)	$(124,551,590)	$(7,806,605)	$116,867,796

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

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(42,753,412)	$11,688,854
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	147,156	170,713
Noncash change in right-of-use assets	411,002	282,843
Noncash interest expense, net of interest paid	1,415,978	(2,923,628)
Share-based compensation	6,916,345	3,687,663
Gain on sale of PREBOOST® business	—	(18,410,158)
Deferred income taxes	19,017	(2,912,778)
Change in fair value of derivative liabilities	557,000	2,029,000
Other	63,133	172,085
Changes in current assets and liabilities:
Increase in accounts receivable	(930,021)	(3,083,306)
Increase in inventory	(2,216,377)	(416,867)
Increase in prepaid expenses and other assets	(1,737,701)	(9,610,334)
Increase in accounts payable	3,526,541	2,115,007
Increase in accrued expenses and other current liabilities	8,258,099	2,783,696
Decrease in operating lease liabilities	(303,266)	(337,346)
Net cash used in operating activities	(26,626,506)	(14,764,556)

INVESTING ACTIVITIES
Cash proceeds from sale of PREBOOST® business	5,000,000	15,000,000
Capital expenditures	(584,245)	(154,416)
Net cash provided by investing activities	4,415,755	14,845,584

FINANCING ACTIVITIES
Proceeds from stock option exercises	410,919	1,538,147
Proceeds from sale of shares in public offering, net of fees	—	108,099,988
Payment of costs related to public offering	—	(137,690)
Proceeds from premium finance agreement	—	1,061,442
Installment payments on premium finance agreement	—	(1,061,442)
Cash paid for debt portion of finance lease	(9,093)	(14,283)
Net cash provided by financing activities	401,826	109,486,162

Net (decrease) increase in cash	(21,808,925)	109,567,190
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,359,535	13,588,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,550,610	$123,155,968

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,140,499	$6,651,887
Schedule of non-cash investing and financing activities:
Right-of-use asset recorded in exchange for lease liabilities	$4,411,474	$—
Notes receivable for sale of PREBOOST® business	$—	$5,000,000
Costs related to public offering in accounts payable or accrued expenses and other current liabilities	$—	$20,000

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The accompanying condensed consolidated balance sheet as of September 30, 2021 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2022.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP), Veru International Holdco Inc., and The Female Health Company Limited, and The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”), and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a biopharmaceutical company focused on developing novel medicines for COVID-19 and other viral and acute respiratory distress syndrome (ARDS)-related diseases and for the management of breast and prostate cancers. The Company has multiple drug products under clinical development. The Company also has two approved products: ENTADFI™, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, and the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved product for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections. All of the Company’s net revenues during the three and nine months ended June 30, 2022 and the three months ended June 30, 2021 and most of the Company’s net revenues during the nine months ended June 30, 2021 were derived from sales of FC2.

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

Other comprehensive (loss) income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net (loss) income. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net (loss) income, are components of other comprehensive loss. For the three and nine months ended June 30, 2022 and 2021, comprehensive (loss) income is equivalent to the reported net (loss) income.

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

Note 2 – Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement, pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, a $2.5 million note receivable due 12 months after closing and a $2.5 million note receivable due 18 months after closing. The Company collected the $5.0 million due on the notes receivable during the nine months ended June 30, 2022. Total assets sold, consisting of intangible assets, had a net book value of approximately $1.6 million, resulting in a pre-tax gain on sale of approximately $18.4 million. The Company had income before income taxes of $327,000 during the nine months ended June 30, 2021 related to the PREBOOST® business before the sale.

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

As of June 30, 2022 and September 30, 2021, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2022 and 2021:

	Nine Months Ended
	June 30,
	2022	2021

Beginning balance	$7,851,000	$4,182,000
Change in fair value of derivative liabilities	557,000	2,029,000
Ending balance	$8,408,000	$6,211,000

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

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of June 30, 2022 and September 30, 2021:

Valuation Methodology	Significant Unobservable Input	June 30, 2022

Scenario-Based	Estimated change of control dates	September 2023 to September 2025
	Discount rate	11.6% to 11.9%
	Probability of change of control	20% to 90%

Valuation Methodology	Significant Unobservable Input	September 30, 2021

Monte Carlo Simulation	Estimated change of control dates	September 2022 to September 2025
	Discount rate	6.6% to 7.9%
	Probability of change of control	20% to 90%

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of PREBOOST® medicated wipes for prevention of premature ejaculation before the sale of the PREBOOST® business. The following table presents net revenues from these three categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
FC2
U.S. prescription channel	$6,736,158	$13,501,862	$29,900,890	$32,916,343
Global public health sector	2,866,037	4,153,730	6,864,831	11,833,894
Total FC2	9,602,195	17,655,592	36,765,721	44,750,237
PREBOOST®	—	—	—	862,831
Net revenues	$9,602,195	$17,655,592	$36,765,721	$45,613,068

The following table presents net revenue by geographic area:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

United States	$7,024,786	$14,080,810	$30,780,271	$35,049,646
Other	2,577,409	3,574,782	5,985,450	10,563,422
Net revenues	$9,602,195	$17,655,592	$36,765,721	$45,613,068

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $312,000 and $132,000 at June 30, 2022 and September 30, 2021, respectively.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable are affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 90 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company classified approximately $1.4 million of trade receivables with its distributor in Brazil as long-term as of June 30, 2022, because payment was expected in greater than one year. The long-term portion of trade receivables is included in other assets on the accompanying unaudited condensed consolidated balance sheet.

The components of accounts receivable consisted of the following at June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021

Trade receivables, gross	$9,756,866	$8,938,849
Less: allowance for doubtful accounts	(14,143)	(20,643)
Less: allowance for sales returns and payment term discounts	(11,978)	(123,982)
Less: long-term trade receivables*	(1,428,000)	—
Accounts receivable, net	$8,302,745	$8,794,224

*Included in other assets on the accompanying unaudited condensed consolidated balance sheets

At June 30, 2022 and at September 30, 2021, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At June 30, 2022, two customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 88% of net accounts receivable and long-term trade receivables in the aggregate. At September 30, 2021, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 90% of net accounts receivable in the aggregate.

For the three months ended June 30, 2022, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 92% of the Company’s net revenues in the aggregate. For the three months ended June 30, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 75% of the Company’s net revenues in the aggregate.

For the nine months ended June 30, 2022, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 78% of the Company’s net revenues in the aggregate. For the nine months ended June 30, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 71% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no material change in the allowance for doubtful accounts for the nine months ended June 30, 2022 and 2021.

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

Inventory consisted of the following at June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
FC2:
Raw material	$1,599,984	$1,371,133
Work in process	54,004	112,915
Finished goods	5,162,190	4,547,690
FC2, gross	6,816,178	6,031,738
Less: inventory reserves	(83,424)	(457,485)
FC2, net	6,732,754	5,574,253
ENTADFI:
Raw material	141,079	—
Work in process	848,718	—
Total ENTADFI	989,797	—
Inventory, net	$7,722,551	$5,574,253

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

Plant and equipment consisted of the following at June 30, 2022 and September 30, 2021:

	Estimated	June 30,	September 30,
	Useful Life	2022	2021
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,902,718	$2,875,744
Office equipment, furniture and fixtures	3 - 10 years	1,303,730	991,146
Leasehold improvements	3 - 8 years	484,460	298,886
Total plant and equipment		4,690,908	4,165,776
Less: accumulated depreciation and amortization		(3,609,198)	(3,573,173)
Plant and equipment, net		$1,081,710	$592,603

Depreciation expense was approximately $39,000 and $21,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $94,000 and $75,000 for the nine months ended June 30, 2022 and 2021, respectively. Plant and equipment included $171,000 and $210,000 at June 30, 2022 and September 30, 2021, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets were as follows at June 30, 2022:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$404,762	$95,238
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$404,762	$3,995,238

The gross carrying amounts and net book value of intangible assets were as follows at September 30, 2021:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$351,190	$148,810
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$351,190	$4,048,810

Amortization expense was approximately $18,000 for the three months ended June 30, 2022 and 2021 and approximately $54,000 and $96,000 for the nine months ended June 30, 2022 and 2021, respectively.

Goodwill

The carrying amount of goodwill at June 30, 2022 and September 30, 2021 was $6.9 million. There was no change in the balance during the nine months ended June 30, 2022 and 2021.

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

At June 30, 2022 and September 30, 2021, the Residual Royalty Agreement liability consisted of the following:

	June 30,	September 30,
	2022	2021

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	9,138,587	5,582,110
Less: cumulative payments	(3,285,262)	(1,144,763)
Residual royalty agreement liability, excluding embedded derivative liability	6,199,325	4,783,347
Add: embedded derivative liability at fair value (see Note 3)	8,408,000	7,851,000
Total residual royalty agreement liability	14,607,325	12,634,347
Residual royalty agreement liability, short-term portion	(3,050,135)	(3,237,211)
Residual royalty agreement liability, long-term portion	$11,557,190	$9,397,136

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

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the three and nine months ended June 30, 2022 and 2021, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Amortization of discounts	$—	$327,550	$—	$1,400,039
Accretion of residual royalty agreement	1,185,093	952,276	3,556,477	2,295,313
Amortization of deferred issuance costs	—	7,699	—	32,907
Interest expense	$1,185,093	$1,287,525	$3,556,477	$3,728,259

Premium Finance Agreement

On November 1, 2020, the Company entered into a Premium Finance Agreement to finance $1.1 million of its directors and officers liability insurance premium at an annual percentage rate of 3.94%. The financing was payable in three quarterly installments of principal and interest, beginning on January 1, 2021. The last payment was made in June 2021 and there was no balance outstanding as of June 30, 2022 or September 30, 2021.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at June 30, 2022 and September 30, 2021. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at June 30, 2022 and September 30, 2021, and there was no activity during the nine months then ended.

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

Common Stock Purchase Warrants

In connection with the closing of the acquisition of APP (the “APP Acquisition”) on October 31, 2016, the Company issued warrants to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company’s then financial advisor (the “Financial Advisor Warrants”). The Financial Advisor Warrants had a five-year term expiring October 31, 2021, a cashless exercise feature and a strike price equal to $1.93 per share. The Financial Advisor Warrants vested upon issuance. During the nine months ended June 30, 2021, the remaining outstanding Financial Advisor Warrants to purchase 2,326,841 shares of the Company’s common stock were exercised using the cashless exercise feature, resulting in the issuance of 1,574,611 shares of common stock. As of June 30, 2022, there were no outstanding common stock purchase warrants.

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

Since inception of the 2020 Purchase Agreement, we have sold 1,644,737 shares of common stock to Aspire Capital resulting in proceeds to the Company of $5.0 million. The Company has not sold shares to Aspire Capital under the 2020 Purchase Agreement since June 2020. As of June 30, 2022, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at June 30, 2022 and September 30, 2021 is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three and nine months ended June 30, 2022 and 2021, we recorded share-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Cost of sales	$25,275	$15,921	$70,923	$50,548
Selling, general and administrative	2,052,755	1,444,145	5,036,356	2,719,232
Research and development	832,946	440,019	1,809,066	917,883
Share-based compensation	$2,910,976	$1,900,085	$6,916,345	$3,687,663

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

On June 16, 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of our 2018 Plan. The Company has reserved 4,000,000 shares of common stock under the Inducement Plan and as of June 30, 2022, 3,910,000 shares remain available for issuance.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of June 30, 2022, 6,297,389 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of June 30, 2022, 18,767 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted Average Assumptions:
Expected volatility	92.58%	78.53%	83.77%	68.88%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.01%	1.10%	2.10%	0.64%
Expected term (in years)	6.0	6.0	6.0	5.9
Fair value of options granted	$8.97	$5.98	$6.92	$3.46

During the three and nine months ended June 30, 2022 and 2021, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at June 30, 2022:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2021	10,600,680	$2.84
Granted	4,219,965	$9.61
Exercised	(158,237)	$2.60
Forfeited and expired	(55,334)	$4.56
Outstanding at June 30, 2022	14,607,074	$4.79	7.73	$98,145,668
Exercisable at June 30, 2022	8,144,463	$2.20	6.63	$74,877,016

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended June 30, 2022 of $11.30, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the nine months ended June 30, 2022 and 2021 was approximately $1.3 million and $8.3 million, respectively. Cash received from options exercised during the nine months ended June 30, 2022 and 2021 was approximately $411,000 and $1.5 million, respectively.

As of June 30, 2022, the Company had unrecognized compensation expense of approximately $31.3 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.1 years.

During the quarter ended June 30, 2021, the Company modified stock options held by an optionee upon resignation from the board of directors. As permitted under the 2018 Plan and with the approval of the Compensation Committee of the Board of Directors, the stock options were modified to accelerate vesting to the date of resignation. The aggregate amount of expense recognized in connection with the modification of stock options for the three and nine months ended June 30, 2021 was approximately $536,000 and is included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. There was no additional expense recognized related to the modification of stock options during the three or nine months ended June 30, 2022.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of June 30, 2022, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

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

In June 2021, the Company executed a lease for its new corporate headquarters in Miami, Florida. The Company is leasing approximately 12,000 square feet of office space for an eight year term, which commenced on March 1, 2022. The space replaced the Company’s previous corporate headquarters in Miami, Florida when the existing lease terminated at the end of February 2022. Annual base rent payments are $58.00 per square foot and are subject to a 3% annual escalation. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $117,000, which is included in other assets on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and as of September 30, 2021. The Company does not have any leases that have not yet commenced as of June 30, 2022.

The components of the Company’s lease cost were as follows for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$—	$2,178	$3,631	$6,535
Interest on lease liabilities	—	611	403	2,327
Operating lease cost	285,010	136,140	598,965	408,079
Short-term lease cost	11,112	1,863	36,817	5,589
Variable lease cost	69,531	48,061	162,287	124,283
Sublease income	(44,844)	(44,844)	(134,533)	(134,533)
Total lease cost	$320,809	$144,009	$667,570	$412,280

The Company paid cash of $449,000 and $497,000 for amounts included in the measurement of operating lease liabilities during the nine months ended June 30, 2022 and 2021, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and September 30, 2021.

Other information related to the Company’s leases as of June 30, 2022 and September 30, 2021 was as follows:

	June 30,	September 30,
	2022	2021
Operating Leases
Weighted-average remaining lease term	6.9	2.9
Weighted-average discount rate	7.7%	11.5%
Finance Leases
Weighted-average remaining lease term	—	0.4
Weighted-average discount rate	—	13.9%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of June 30, 2022, maturities of lease liabilities were as follows:

	Operating	Sublease
	Leases	Income
Fiscal year ended September 30,
2022	$231,392	$51,203
2023	1,023,701	190,749
2024	930,215	—
2025	925,979	—
2026	788,467	—
Thereafter	2,859,431	—
Total lease payments	6,759,185	$241,952
Less imputed interest	(1,543,153)
Total lease liabilities	$5,216,032

Note 12 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company and the clinical testing of our product candidates entail an inherent risk that product liability claims will be asserted against the Company. The Company maintains product liability insurance coverage for claims arising from the use of its products. The coverage amount is currently $30.0 million.

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

As of September 30, 2021, the Company had U.S. federal and state NOL carryforwards of $38.8 million and $25.0 million, respectively, for income tax purposes with $29.7 million and $22.6 million, respectively, expiring in years 2022 to 2040 and $9.1 million and $2.4 million, respectively, which can be carried forward indefinitely. As of September 30, 2021, the Company also had U.S. federal research and development tax credit carryforwards of $4.4 million, expiring in years 2038 to 2041. The Company’s U.K. subsidiary has U.K. NOL carryforwards of $63.5 million as of September 30, 2021, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

A reconciliation of income tax expense and the amount computed by applying the U.S. statutory rate of 21% to (loss) income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Income tax (benefit) expense at U.S. federal statutory rates	$(4,632,174)	$(1,168,845)	$(8,931,007)	$1,872,314
State income tax (benefit) expense, net of federal (benefit) expense	(358,662)	(90,502)	(691,515)	144,971
Non-deductible expenses	(355,069)	(2,807)	4,860	(2,807)
Effect of stock options exercised	(147,570)	53,011	(170,920)	—
Effect of common stock purchase warrants exercised	—	—	—	(2,038,919)
Effect of Paycheck Protection Program funds	—	8,784	—	(113,442)
U.S. research and development tax credit	(1,283,944)	(919,415)	(4,160,374)	(919,415)
Effect of foreign income tax rates	366,493	(3,716,935)	327,055	(3,744,512)
Effect of global intangible low taxed income	(12,989)	78,626	—	148,383
Change in valuation allowance	6,504,878	2,834,482	13,637,539	1,828,730
Other, net	56,640	50,538	209,170	51,626
Income tax expense (benefit)	$137,603	$(2,873,063)	$224,808	$(2,773,071)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$14,771,226	$8,209,224
State net operating loss carryforwards	2,163,558	1,646,827
Foreign net operating loss carryforwards – U.K.	15,861,787	15,875,889
Foreign capital allowance – U.K.	117,709	117,709
U.S. research and development tax credit carryforwards	6,921,789	2,761,415
Share-based compensation	3,502,093	2,071,838
Interest expense	2,124,706	1,368,042
Change in fair value of derivative liabilities	1,151,454	1,025,425
Other, net – U.K.	83,344	83,344
Other, net – Malaysia	95,736	100,654
Other, net – U.S.	276,602	203,237
Gross deferred tax assets	47,070,004	33,463,604
Valuation allowance for deferred tax assets	(33,217,550)	(19,580,011)
Net deferred tax assets	13,852,454	13,883,593
Deferred tax liabilities:
In-process research and development	(882,427)	(882,427)
Covenant not-to-compete	(21,549)	(33,671)
Other, net – U.S.	(6,371)	(6,371)
Net deferred tax liabilities	(910,347)	(922,469)
Net deferred tax asset	$12,942,107	$12,961,124

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	June 30,	September 30,
	2022	2021

Deferred tax asset – U.K.	$12,909,797	$12,923,896
Deferred tax asset – Malaysia	95,736	100,654
Total deferred tax asset	$13,005,533	$13,024,550

Deferred tax liability – U.S.	$(63,426)	$(63,426)
Total deferred tax liability	$(63,426)	$(63,426)

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

The following table provides a reconciliation of the net (loss) income per basic and diluted common share outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net (loss) income	$(22,195,576)	$(2,692,866)	$(42,753,412)	$11,688,854

Basic weighted average common shares outstanding	80,088,431	79,729,370	80,054,594	75,054,871
Net effect of dilutive instruments:
Stock options	—	—	—	7,208,123
Stock appreciation rights	—	—	—	44,379
Common stock purchase warrants	—	—	—	499,783
Total net effect of dilutive instruments	—	—	—	7,752,285
Diluted weighted average common shares outstanding	80,088,431	79,729,370	80,054,594	82,807,156
Net (loss) income per basic common share outstanding	$(0.28)	$(0.03)	$(0.53)	$0.16
Net (loss) income per diluted common share outstanding	$(0.28)	$(0.03)	$(0.53)	$0.14

For the nine months ended June 30, 2021, approximately 819,000 potentially dilutive instruments were excluded from the computation of net income per diluted weighted average common share outstanding because their effect would have been antidilutive. Due to our net loss for the three and nine months ended June 30, 2022 and three months ended June 30, 2021, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 9 and 10 for a discussion of our potentially dilutive instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru is a biopharmaceutical company focused on developing novel medicines for COVID-19 and other viral and acute respiratory distress syndrome (ARDS)-related diseases and for the management of breast and prostate cancers. The Company also has two FDA-approved products for sexual health.

Biopharmaceuticals

Infectious disease franchise:

The Company opportunistically developed sabizabulin 9mg, which has both anti-inflammatory and antiviral activities, as a two-pronged approach to the treatment of COVID-19 viral infection in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS and death.

Phase 3 COVID-19 registration trial – Sabizabulin 9mg for the treatment of hospitalized COVID-19 patients. Sabizabulin is an oral, first-in-class, new chemical entity, microtubule disruptor that has dual anti-inflammatory and antiviral properties. The Phase 3 COVID-19 study was a double-blind, randomized, placebo-controlled clinical trial conducted in approximately 210 hospitalized moderate to severe COVID-19 patients who were at high risk for ARDS and death. The primary endpoint was the proportion of deaths by Day 60. The FDA granted Fast Track designation to the Company’s COVID-19 program in January 2022. In April 2022, a planned interim analysis of the first 150 patients randomized into the study was conducted and the Independent Data Monitoring Committee unanimously voted to stop the Phase 3 COVID-19 clinical study for clear efficacy benefit. Sabizabulin treatment versus placebo resulted in both a clinically meaningful and statistically significant 55.2% relative reduction in deaths (p=0.0042) and no safety issues were identified.

On May 10, 2022, the Company had a pre-Emergency Use Authorization (EUA) meeting with the FDA to discuss next steps including the submission of an EUA application regarding sabizabulin for COVID-19. The outcome of this meeting was: (i) the FDA agreed that no additional efficacy studies were required to support an EUA application or a new drug application (NDA); and (ii) the FDA agreed that no additional safety data was required to support an EUA application and that collection of safety data under the EUA may satisfy the safety requirement for an NDA. The FDA agreed that the request for the EUA is supported by efficacy and safety from our positive Phase 3 COVID-19 study in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS and death and no additional clinical trials are required to support an NDA submission. On June 7, 2022, the Company submitted a request for FDA emergency use authorization. On July 6, 2022, the Company announced the publication of the results from the Phase 3 COVID-19 study evaluating the efficacy and safety of oral sabizabulin in The New England Journal of Medicine Evidence. On July 25, 2022, the Company announced that the United Kingdom’s Medicines and Healthcare Products Regulatory Agency had informed the Company that it considers that the currently available safety and efficacy data will support an expedited review of the marketing authorization for the Company’s sabizabulin treatment in hospitalized COVID-19 patients at high risk for ARDS when the application is submitted. On July 27, 2022, the Company announced that the European Medicines Agency’s Emergency Task Force had informed the Company that it had initiated the review of sabizabulin for the treatment of hospitalized COVID-19 patients at high risk for ARDS for emergency use in the European Union Member States.

Oncology program:

The Company’s breast cancer drug pipeline has three clinical development programs for two drugs: enobosarm, an oral selective androgen receptor targeting agonist, and sabizabulin, an oral cytoskeleton disruptor.

Phase 3 ARTEST clinical study – Enobosarm monotherapy as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer (high AR nuclei staining). We are enrolling the Phase 3 multicenter, international, open label, and randomized (1:1) ARTEST registration clinical trial design to evaluate the efficacy and safety of enobosarm monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of AR+ ER+ HER2- metastatic breast cancer in approximately 210 patients with high AR nuclei staining in their breast cancer tissue who have previously received a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor. We have identified that patients who have higher levels androgen receptor nuclei staining in their breast cancer tissue are most likely to respond to enobosarm. Based on the recommendation of the FDA to have a companion diagnostic test to determine the patient’s AR status, we have partnered with Roche/Ventana Diagnostics, a global oncology diagnostics company, who is working to develop and, if approved, commercialize a companion diagnostic AR immunohistochemistry test. In January 2022, our enobosarm program received a Fast Track designation by the FDA.

Phase 3 ENABLAR-2 clinical study – Enobosarm + abemaciclib combination as a 2nd line treatment of AR+ER+HER2- metastatic breast cancer (high AR nuclei staining). We are enrolling a Phase 3 multicenter, open label, randomized (1:1), active control clinical study, named ENABLAR-2 to evaluate the efficacy and safety of enobosarm plus abemaciclib combination therapy versus an alternative estrogen blocking agent (fulvestrant or an aromatase inhibitor) in subjects with AR+ ER+ HER2- metastatic breast cancer who have previously received first line palbociclib (a CDK4/6 inhibitor) plus an estrogen blocking agent (non-steroidal aromatase inhibitor or fulvestrant) and have a high AR nuclei staining in their breast cancer tissue. We plan to enroll approximately 186 subjects in this Phase 3 clinical study. We have a clinical trial collaboration and supply agreement with Eli Lilly and Company (“Lilly”) for the ENABLAR-2 Phase 3 clinical study. Under the terms of the non-exclusive clinical trial collaboration and supply agreement, Veru is responsible for conducting the clinical trial, while Lilly will supply abemaciclib for the study. Veru maintains full exclusive, global rights to enobosarm.

Planned Phase 2b clinical study – Sabizabulin monotherapy as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer (low AR nuclei staining). We also intend to conduct a Phase 2b clinical study of sabizabulin, a novel oral cytoskeleton disruptor, for the treatment of AR+ ER+ HER2- metastatic breast cancer in patients with a low AR nuclei staining. The Phase 2b clinical trial will be an open label, multicenter, and randomized (1:1) study evaluating the efficacy and safety of sabizabulin 32mg monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of ER+ HER2- metastatic breast cancer in approximately 200 patients with a low level of AR nuclei staining in their breast cancer tissue who have previously received a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor.

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

VERU-100, long-acting GnRH antagonist subcutaneous depot, for the treatment of advanced hormone sensitive prostate cancer:

Phase 2 dose finding clinical study. We are currently enrolling a study to determine optimal dose of VERU-100 in approximately 45 men with advance hormone sensitive prostate cancer.

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

Sexual Health Program

ENTADFI™ (finasteride and tadalafil). ENTADFI was approved by the FDA in December 2021 as a new oral treatment for BPH, or an enlarged prostate gland. The co-administration of tadalafil and finasteride has been shown to provide faster and more effective treatment of benign prostatic hyperplasia than finasteride alone without causing sexual adverse effects. The FDA had been reviewing our product release criteria from our contract manufacturing facility and has now given its approval. We have now initiated the U.S. commercial launch and availability of ENTADFI. We plan to market ENTADFI to healthcare providers and patients via telemedicine and internet pharmacy services (including through a collaboration with GoodRx) and we expect that distribution will also be conducted through the traditional pharmaceutical distribution channels. We will plan to augment our marketing and sales efforts by seeking partners in the U.S. and outside the U.S.

FC2 Female Condom/FC2 Internal Condom® (FC2). FC2 is sold in both the commercial sector and in the public health sector in the U.S. and globally. In the U.S., FC2 is available by prescription through multiple telemedicine and internet pharmacy channels as well as retail pharmacies. The Company has launched its own dedicated direct to patient telemedicine and pharmacy services portal/platform to continue to drive sales growth. FC2 is also available to public health sector entities such as state departments of health and 501(c)(3) organizations. In the global public health sector, the Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world.

All of the Company’s net revenues are currently derived from sales of FC2 in the commercial and public health sectors.

In February 2022, the Company received a tender award to supply 57% of a tender covering up to 120 million female condoms over three years in the Republic of South Africa. The Company has received its first orders and is manufacturing units under this tender award. In October 2020, the Company was awarded up to 20 million units through its distributor in Brazil under the new Brazil female condom tender. The Company began shipping units under this tender award in the first quarter of fiscal 2021 and we have shipped approximately 9.7 million units through June 30, 2022. The Company does not anticipate any additional shipments under this tender in Brazil.

Revenues.  Most of the Company's net revenues during the nine months ended June 30, 2022 and 2021 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. The Company also had revenues from sales of PREBOOST® (Roman Swipes) during the nine months ended June 30, 2021 through the date the PREBOOST® business was sold on December 8, 2020. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

The Company’s most significant customers to date have been telemedicine providers in the U.S. who sell into the prescription channel and global public health sector agencies who purchase and/or distribute FC2 for use in preventing the transmission of HIV/AIDS and/or family planning.

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

Conducting research and development is central to our business model. The Company has multiple products under clinical development and management routinely evaluates and prioritizes each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $18.1 million and $11.2 million for the three months ended June 30, 2022 and 2021, respectively, and $43.8 million and $24.4 million for the nine months ended June 30, 2022 and 2021, respectively. We expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

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

The Company has enrolled manufacturing staff in a vaccination program. 100% of the staff have received two doses of vaccination and more than 90% of staff have also received a booster. This has allowed shift patterns to return to normal and the facility is allowed to operate at 100% capacity under the current Malaysia control orders.

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

The sole supplier of the nitrile polymer sheath for FC2 also produces surgical gloves and has at times prioritized their production during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. Malaysian ports are currently open for shipment but at reduced capacity, and the Company may also encounter issues shipping product into key markets or through freight or other carriers. To mitigate these factors, the Company continues to build strategic stock to ensure supply is available during a period of potential disruption. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2. For example, sales of FC2 could be impacted in the U.S. prescription channel if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. The COVID-19 pandemic did not have a material net impact on our consolidated operating results during the three or nine months ended June 30, 2022.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

The Company generated net revenues of $9.6 million and net loss of $22.2 million, or $(0.28) per basic and diluted common share, for the three months ended June 30, 2022, compared to net revenues of $17.7 million and net loss of $2.7 million, or $(0.03) per basic and diluted common share, for the three months ended June 30, 2021. Net revenues decreased 46% compared to the prior period.

All of the Company’s net revenues for the three months ended June 30, 2022 and 2021 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. There was a decrease in the FC2 average sales price per unit of 6%. The principal factor for the decrease in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 70% of total FC2 net revenues in the current year period compared to 76% of total FC2 net revenues in the prior year period. The Company experienced a decrease compared to the prior year period of 50% in FC2 net revenues in the U.S. prescription channel and a decrease compared to the prior year period of 31% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is primarily due to lower volume from telemedicine customers as a result of business challenges they experienced, which resulted in a slowdown in orders during the current quarter. We expect their historical ordering patterns to resume in future quarters, although there is uncertainty as to timing of the resumption. The reduction in the global public health sector is primarily due to sales in the fiscal 2021 period related to the Brazil and South Africa tenders, which did not repeat in the fiscal 2022 period.

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

Cost of sales decreased to $2.5 million in the three months ended June 30, 2022 from $3.8 million in the three months ended June 30, 2021 due to the decrease in unit sales.

Gross profit decreased to $7.1 million in the three months ended June 30, 2022 from $13.9 million in the three months ended June 30, 2021. Gross profit margin for the fiscal 2022 period was 74% of net revenues, compared to 79% of net revenues for the fiscal 2021 period. The decrease in the gross profit and gross profit margin is primarily due to higher FC2 net revenues in the U.S. prescription channel in the prior period, which had higher profit margins.

Research and development expenses increased to $18.1 million in the three months ended June 30, 2022 from $11.2 million in the same period in fiscal 2021. The increase is primarily due to increased costs associated with the multiple in-process research and development projects, mainly for the Phase 3 COVID-19 registration trial and manufacturing costs for pre-launch inventory, and increased personnel costs. During the third quarter of fiscal 2022, the Company had four Phase 3 clinical trials and two Phase 2 clinical trial ongoing with additional clinical trial initiations planned, compared to two Phase 3 clinical trials and two Phase 2 clinical trials during the third quarter of fiscal 2022. This clinical trial activity has resulted in increased costs.

Selling, general and administrative expenses increased to $10.8 million in the three months ended June 30, 2022 from $5.6 million in the three months ended June 30, 2021. The increase is due primarily to the following: an increase in compensation costs, resulting from increased personnel and an increase in salaries for a cost-of-living adjustment; increased share-based compensation costs, resulting from an increase in headcount and an increase in the fair value of stock options due to increased volatility in our stock price; and additional costs associated with the commercialization of ENTADFI™, commercialization costs related to preparations for the potential launch of sabizabulin for COVID-19, and the launch of the Company’s own dedicated direct to patient telemedicine and pharmacy services portal/platform for FC2.

Interest expense, which is related to the Credit Agreement and Residual Royalty Agreement, was $1.2 million in the three months ended June 30, 2022, which is comparable with $1.3 million in the three months ended June 30, 2021.

Income associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.9 million in the three months ended June 30, 2022, compared to expense of $1.3 million in the three months ended June 30, 2021. The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax expense in the third quarter of fiscal 2022 was $138,000, compared to income tax benefit of $2.9 million in the third quarter of fiscal 2021. The change is due primarily to a tax benefit recorded in the prior year period resulting from an adjustment of the value of U.K. net operating losses due to an increase in the U.K. tax rates from 19% to 25%. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense.

NINE MONTHS ENDED JUNE 30, 2022 COMPARED TO NINE MONTHS ENDED JUNE 30, 2021

The Company generated net revenues of $36.8 million and net loss of $42.8 million, or $(0.53) per basic and diluted common share, for the nine months ended June 30, 2022, compared to net revenues of $45.6 million and net income of $11.7 million, or $0.16 per basic common share and $0.14 per diluted common share, for the nine months ended June 30, 2021. Net revenues decreased 19% over the prior period.

All of the Company’s net revenues for the nine months ended June 30, 2022 and most of the Company’s net revenues for the nine months ended June 30, 2021 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. There was a 47% decrease in total FC2 unit sales and an increase in FC2 average sales price per unit of 54%. The principal factor for the increase in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the U.S. prescription channel representing 81% of total FC2 net revenues in the current year period compared to 74% of total FC2 net revenues in the prior year period. The Company experienced a decrease compared to the prior year period of 9% in FC2 net revenues in the U.S. prescription channel and a decrease compared to the prior year period of 42% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is due to lower volume from telemedicine customers as a result of business challenges they experienced, which resulted in a slowdown in orders during the current quarter. We expect their historical ordering patterns to resume in future quarters, although there is uncertainty as to timing of the resumption. The reduction in the global public health sector is primarily due to sales in the fiscal 2021 period related to the Brazil and South Africa tenders, which did not repeat in the fiscal 2022 period. Results for the nine months ended June 30, 2021 included net revenues of $0.9 million related to the PREBOOST® business before the sale of such business in December 2020.

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

Cost of sales decreased to $6.7 million in the nine months ended June 30, 2022 from $10.0 million in the nine months ended June 30, 2021 due to the decrease in unit sales.

Gross profit decreased to $30.1 million in the nine months ended June 30, 2022 from $35.6 million in the nine months ended June 30, 2021. Gross profit margin for the fiscal 2022 period was 82% of net revenues, compared to 78% of net revenues for the fiscal 2021 period. The increase in the gross profit and gross profit margin is primarily due to the increase in FC2 net revenues in the U.S. prescription channel as a percentage of total net revenues, which have higher profit margins.

Research and development expenses increased to $43.8 million in the nine months ended June 30, 2022 from $24.4 million in the same period in fiscal 2021. The increase is primarily due to increased costs associated with the multiple in-process research and development projects, mainly for the Phase 3 COVID-19 registration trial, the Phase 3 VERACITY clinical study, and the Phase 3 ARTEST study; as well as increased personnel costs. During the nine months ended June 30, 2022, the Company had four Phase 3 clinical trials and two Phase 2 clinical trial ongoing with additional clinical trial initiations planned, compared to two Phase 3 clinical trials and three Phase 2 clinical trials during the third quarter of fiscal 2022. This clinical trial activity has resulted in increased costs.

Selling, general and administrative expenses increased to $24.8 million in the nine months ended June 30, 2022 from $14.7 million in the nine months ended June 30, 2021. The increase is due primarily to the following: an increase in compensation costs, resulting from increased personnel and an increase in salaries for a cost-of-living adjustment; increased share-based compensation costs, resulting from an increase in headcount and an increase in the fair value of stock options due to increased volatility in our stock price; and additional costs associated with the commercialization of ENTADFI™, commercialization costs related to preparations for the potential launch of sabizabulin for COVID-19, and the launch of the Company’s own dedicated direct to patient telemedicine and pharmacy services portal/platform for FC2.

During the nine months end June 30, 2021, we recorded a pre-tax gain on sale of the Company’s PREBOOST® business of $18.4 million. See Note 2 to the financial statements included in this report for additional information.

Interest expense, which is related to the Credit Agreement and Residual Royalty Agreement, was $3.6 million in the nine months ended June 30, 2022, which is comparable to $3.7 million in the nine months ended June 30, 2021.

Expense associated with the change in fair value of the embedded derivatives related to the Credit Agreement and Residual Royalty Agreement was $0.6 million in the nine months ended June 30, 2022, compared to expense of $2.0 million in the nine months ended June 30, 2021. The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax expense in the nine months ended June 30, 2022 was $224,000, compared to income tax benefit of $2.8 million in the nine months ended June 30, 2021. The change is due primarily to a tax benefit recorded in the prior year period resulting from an adjustment of the value of U.K. net operating losses due to an increase in the U.K. tax rates from 19% to 25%. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at June 30, 2022 was $100.6 million, compared to $122.4 million at September 30, 2021. At June 30, 2022, the Company had working capital of $100.6 million and stockholders’ equity of $116.9 million compared to working capital of $136.0 million and stockholders’ equity of $152.3 million as of September 30, 2021. The decrease in working capital is primarily due to the decrease in cash on hand, related to our increased spend on research and development costs, and an increase in accounts payable and accrued research and development costs.

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

Operating activities

Operating activities used cash of $26.6 million in the nine months ended June 30, 2022. Cash used in operating activities included net loss of $42.8 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $9.5 million and changes in operating assets and liabilities resulting in an increase of $6.6 million. Adjustments to net loss primarily consisted of $6.9 million of share-based compensation and interest expense in excess of interest paid of $1.4 million. The increase in cash from changes in operating assets and liabilities included an increase in accounts payable of $3.5 million and an increase in accrued expenses and other current liabilities of $8.3 million, partially offset by an increase in accounts receivable of $0.9 million, an increase in inventory of $2.2 million, and an increase in prepaid expenses and other current assets of $1.7 million.

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

Investing activities

Net cash from investing activities was $4.4 million in the nine months ended June 30, 2022, and consisted of $5.0 million collected on notes receivable from the sale of the Company’s PREBOOST® business, partially offset by $0.6 million associated with capital expenditures primarily at our U.S. location.

Net cash from investing activities was $14.8 million in the nine months ended June 30, 2021, primarily attributed to $15.0 million received from the sale of the Company’s PREBOOST® business.

Financing activities

Net cash provided by financing activities in the nine months ended June 30, 2022 was $0.4 million, attributed to proceeds from stock option exercises of $0.4 million.

Net cash provided by financing activities in the nine months ended June 30, 2021 was $109.5 million and primarily consisted of proceeds from the underwritten public offering of the Company’s common stock, net of fees and costs paid through June 30, 2021 of $108.0 million (see discussion below) and proceeds from stock option exercises of $1.5 million.

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

The Company made total payments under the Residual Royalty Agreement of $2.1 million during the nine months ended June 30, 2022 and made total payments under the Credit Agreement of $6.4 million during the nine months ended June 30, 2021. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to June 30, 2022 will be approximately $3.1 million under the Residual Royalty Agreement.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement. The Company has not sold shares to Aspire Capital under the 2020 Purchase Agreement since June 2020. As of June 30, 2022, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

Fair Value Measurements

As of June 30, 2022 and September 30, 2021, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, except for the following additional risk factors relating to our development of sabizabulin as a treatment for COVID-19 viral infection. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, and there is significant uncertainty regarding the COVID-19 pandemic which could affect the risk factors set forth below.

We may be unable to obtain an emergency use authorization from the FDA to market sabizabulin as a potential treatment for COVID-19 in the United States in a timely manner, if at all.

In response to the global outbreak of COVID-19, we have been pursuing the development of sabizabulin as a treatment for COVID-19. Our ability to commercialize sabizabulin as a treatment for COVID-19 will depend on regulatory approval in the United States and other jurisdictions. In the United States, we initially plan to use the FDA's Emergency Use Authorization ("EUA") process, and on June 7, 2022, the Company submitted a request for an EUA. EUA is a form of temporary marketing authorization that the FDA may grant to an investigational drug at times when the Secretary of Health and Human Services has declared a public health emergency to exist. This declaration was made by the Secretary of Health and Human Services in March 2020 in relation to the COVID-19 pandemic. In order to grant an EUA, the FDA must determine that an investigational drug is safe and may be effective in treating the disease that is the subject of the public health emergency. Although the EUA process is designed to enable more expeditious marketing of a drug in response to a public health emergency, FDA review of an EUA application may take longer than expected and may result in the FDA requesting additional data or other information that may have the effect of delaying the EUA, and any agreements or positions taken by the FDA in a pre-EUA meeting does not bind the FDA or prevent it from later taking a different position, asking for more data, or delaying or denying the application. The FDA may decline to grant an EUA if it concludes that an investigational drug is not safe or effective. If any such issues arise in connection with our submission of an EUA for sabizabulin, our ability to market sabizabulin as a COVID-19 treatment may delayed or dependent on a more time-consuming regulatory approval process, which may have a material adverse effect on our business. If we are granted an EUA by the FDA for sabizabulin, we would be able to distribute sabizabulin under the conditions set forth in the EUA prior to FDA approval. Furthermore, the FDA may revoke (or refuse to grant) an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if sabizabulin is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide sabizabulin under an EUA.

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

We are working toward the large-scale technical development, manufacturing scale-up and larger scale deployment of sabizabulin as a COVID-19 treatment. To support the scale-up, we have expended and will need to continue to expend significant resources and capital. In connection with this process, we may seek to enter into a collaboration or other arrangement with a larger organization, although we may be unable to enter into such arrangements on favorable terms, or at all, or may decide to proceed with development and commercialization on our own. In that case, we will need to expend significant resources to commercialize sabizabulin, which may require additional financial resources. As part of our efforts, we intend to apply for an advanced purchase agreement from the U.S. government and governments outside the U.S. There can be no assurances that any such advanced purchase agreements will be executed. The government from which an advanced purchase agreement is obtained may also impose restrictions on or mandate input as to our conduct of manufacturing activities or distribution activities, which may cause delays in the event of disagreement.

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

As of June 30, 2022, we had approximately $100.6 million in cash and cash equivalents. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, including with respect to our development, manufacturing and commercialization of sabizabulin for COVID-19 and availability and conditions of advanced purchase agreements, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, structured financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with discovery of development candidates and development of our investigational medicines are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities.

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

3.9	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.9).

10.1	Veru Inc. 2022 Employment Inducement Equity Incentive Plan. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). *, **

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: August 11, 2022

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: August 11, 2022

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer