Form 10-K
period 2022-09-30
VERU INC.
filed 2022-12-05
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-13602

Veru Inc.

(Name of registrant as specified in its charter)

Wisconsin	39-1144397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2916 N. Miami Avenue, Suite 1000, Miami, Florida	33127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 509-6897

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	VERU	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2022, was approximately $311.4 million based on the per share closing price as of March 31, 2022 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $4.83.

There were 80,623,128 shares of the registrant’s common stock, $0.01 par value per share outstanding on November 30, 2022.

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

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential commercialization of sabizabulin for certain COVID-19 patients, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, future ordering patterns of our customers, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies due to COVID-19 or other reasons, and the risk that such results will not support marketing approval and commercialization in the United States or in any foreign country;

•potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) or any other regulatory authority around the world and potential delays in, or failure to obtain, from any such regulatory authority approval of products under development or authorization of the Company’s emergency use authorization applications for sabizabulin for certain COVID-19 patients, including the risk of a delay or failure in reaching agreement with the FDA on the design of any clinical trial, including any post-approval or post-authorization study, or in obtaining authorization to commence a clinical trial or commercialize a product candidate in the U.S. or elsewhere;

•potential delays in the timing of approval by the FDA or any other regulatory authority of the release of manufactured lots of approved products;

•clinical trial results supporting any potential regulatory approval or authorization of any of our products, including sabizabulin for the treatment of certain COVID-19 patients, may not be replicated in clinical practice;

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

•risks related to our ability to scale up and manufacture sabizabulin in sufficient quantities as a COVID-19 treatment if we receive an emergency use authorization in the U.S. or elsewhere;

•government entities may take actions that directly or indirectly have the effect of limiting opportunities for sabizabulin as a COVID-19 treatment, including favoring other treatment alternatives or imposing price controls on COVID-19 treatments;

•government entities in the U.S. or elsewhere may declare the COVID-19 pandemic emergency over and, if sabizabulin is authorized in the U.S. or elsewhere for the treatment of certain COVID-19 patients under an Emergency Use Authorization or similar regime outside the U.S., such termination of the pandemic emergency may affect our ability to continue to market sabizabulin;

•product demand and market acceptance of our commercial products and our products in development, if approved;

•risks related to our ability to obtain insurance reimbursement from private payors or government payors, including Medicare and Medicaid, for our approved or authorized products, including, if authorized, sabizabulin for the treatment of certain COVID-19 patients, and similar risks relating to market or political acceptance of any potential or actual pricing for any such products;

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

PART I

Item 1. Business

Overview

Veru is a biopharmaceutical company with a drug development program for the treatment of hospitalized COVID-19 patients at high risk for acute respiratory distress syndrome (ARDS) and other viral-related ARDS and for the management of advanced breast and prostate cancers, as well as a sexual health program which includes two FDA-approved products, ENTADFI™, for the treatment of benign prostatic hyperplasia (BPH) and the FC2 Female Condom® (Internal Condom).

Our infectious disease clinical development program includes:

Hospitalized moderate to severe COVID-19 patients at high risk for ARDS

Sabizabulin, a microtubule disruptor.

Our oncology clinical development program includes:

Advanced breast cancer

Enobosarm, a selective androgen receptor targeting agonist

Sabizabulin, a microtubule disruptor

Advanced prostate cancer

Sabizabulin, a microtubule disruptor

VERU-100, a long-acting GnRH antagonist depot

Zuclomiphene citrate, an oral nonsteroidal estrogen receptor agonist.

Our two FDA-approved products within our sexual health program include:

ENTADFI™ (tadalafil 5mg and finasteride 5mg capsule), for the treatment of benign prostatic hyperplasia (BPH)

FC2 Female Condom® (Internal Condom) (FC2), for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

Company History

Veru is a Wisconsin corporation that is the successor to The Wisconsin Pharmacal Company, Inc. (Wisconsin Pharmacal), a company which manufactured and marketed disparate specialty chemical and branded consumer products. Wisconsin Pharmacal was originally incorporated in 1971. In 1996, we completed a series of actions which resulted in our acquisition of worldwide rights to our first-generation female condom, the divestiture of Wisconsin Pharmacal’s other businesses and the change of our name to “The Female Health Company.” On October 31, 2016, we completed our acquisition of Aspen Park Pharmaceuticals, Inc. (the “APP Acquisition”), which transitioned us from a single product company selling FC2 to a biopharmaceutical company with a robust drug development program. On July 31, 2017, we changed our corporate name from “The Female Health Company” to “Veru Inc.” reflecting our focus on developing and commercializing biopharmaceutical products.

Our Strategy

Our strategy focuses primarily on the clinical development and commercialization of novel medicines for COVID-19 and other viral ARDS-related diseases and novel oncology medicines, initially for the management of two of the most prevalent cancers globally – breast cancer and prostate cancer. In addition, we seek to operate and grow our sexual health program to help fund our oncology and other clinical development efforts. The key elements of our strategy are:

•Develop and launch high value, novel biopharmaceutical products for COVID-19 and other viral ARDS-related diseases.

We discovered that sabizabulin, an oral, first-in-class, new chemical entity, microtubule disruptor, which is being developed for cancer indications, also has both broad antiviral and anti-inflammatory properties. We hypothesized that based on this mechanism of drug action, sabizabulin may serve as a two-pronged approach to the treatment of COVID-19 viral infection, and the subsequent debilitating inflammatory effects that can lead to ARDS and death. The Company has completed positive Phase 2 and positive Phase 3 clinical studies evaluating sabizabulin in hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. The Phase 3 clinical study was a double-blind, randomized, placebo-controlled Phase 3 COVID-19 clinical trial that was conducted in 204 hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. The primary endpoint was the proportion of deaths by Day 60. Based on a planned interim analysis of the first 150 patients randomized, the Independent Data Monitoring Committee unanimously halted the study for clear clinical efficacy and identified no safety concerns. Treatment with sabizabulin 9 mg once daily resulted in a clinically meaningful and statistically significant 55.2% relative reduction in deaths compared to placebo receiving standard of care treatment. On June 7, 2022, the Company submitted a request for FDA emergency use authorization for sabizabulin in adult hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death.

On November 9, 2022, the FDA’s Pulmonary-Allergy Drugs Advisory Committee (PADAC) met to review sabizabulin for the Emergency Use Authorization (EUA) in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS. The advisory committee voted 8-5 that the known and potential benefits of sabizabulin when used for the treatment of adult patients hospitalized with COVID-19 at high risk of ARDS do not outweigh the known and potential risks of sabizabulin. However, there was additional discussion around the clinical trial design aspects of a potential confirmatory Phase 3 COVID-19 clinical trial as a post emergency use authorization requirement. The FDA considers the input of the advisory committee as part of their review of the EUA, but the advisory committee decision is not binding and the FDA makes the final decision on the request for an EUA.

The UK’s Medicines and Healthcare Products Regulatory Agency (MHRA) informed the Company on July 25, 2022, that the sabizabulin marketing authorization application will receive expedited review. On July 27, 2022, The European Medicines Agency (EMA)’s Emergency Task Force initiated the review of sabizabulin treatment for hospitalized COVID-19 patients for emergency use in European Union (EU) countries under Article 18. On August 22, 2022, Australia’s Therapeutic Goods Administration (TGA) determined that sabizabulin treatment in hospitalized COVID-19 patients at high risk for ARDS qualifies for an expedited, provisional registration regulatory pathway.

We want to focus the clinical development of sabizabulin, a broad spectrum antiviral and anti-inflammatory agent, as a treatment for additional indications including influenza-related ARDS and other viral-associated ARDS.

•Develop and launch high value, novel biopharmaceutical products for advanced breast cancer.

Breast cancer is the most commonly diagnosed cancer in women with an estimated 290,560 new cases and 43,780 deaths expected for 2022 in the U.S. It is expected that one in eight women will develop invasive breast cancer in their lifetime. Breast cancer is a heterogenous disease with diverse clinical and molecular characteristics. Estrogen is one of the main drivers of breast cancer proliferation, tumor progression, and metastasis. Consequently, treatments that target the estrogen receptor (ER) have been the mainstay of breast cancer therapy, but unfortunately almost all women will eventually develop resistance to endocrine therapies and alternative treatment approaches will be required including IV chemotherapy.

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

Sabizabulin is an oral, first-in-class, new chemical entity that uniquely targets and crosslinks microtubules which are critical components of the cytoskeleton and a well-validated target for anticancer drugs. Sabizabulin has been evaluated initially in Phase 1b/2 clinical studies in 80 patients with advanced prostate cancer. Sabizabulin was well-tolerated and had promising evidence of antitumor activity. Sabizabulin could be evaluated in advanced breast cancer.

We have developed an extensive breast cancer program with a new focus on late-stage clinical study to evaluate enobosarm in combination with abemaciclib or sabizabulin in metastatic breast cancer. Global revenues for current oral therapies for advanced breast cancer are over $14 billion.

•Develop and launch high value, novel biopharmaceutical products for prostate cancer management.

Prostate cancer is the most commonly diagnosed cancer in men with an estimated 268,490 new cases and 34,500 deaths expected for 2022 in the U.S. It is expected that one in eight men will develop prostate cancer in their lifetime. Prostate cancer has become a chronic disease with new challenges as prostate cancer develops resistance to current drugs and spreads throughout the body and as the patient suffers from the long-term side effects of these cancer treatments like hot flashes, bone loss and fractures, loss of libido, erectile dysfunction, and loss of muscle strength and frailty.

Our prostate cancer pipeline includes sabizabulin, an oral novel microtubule disruptor, VERU-100, a long-acting GnRH antagonist depot, and zuclomiphene citrate, nonsteroidal estrogen receptor agonist – each of which seeks to address unmet medical needs in potentially large markets relating to advanced prostate cancer.

•Grow our sexual health program to invest proceeds in the clinical development of our drug pipeline with the goal of accessing large premium markets in COVID-19 and other viral ARDS-related diseases and in oncology.

oENTADFI™ (tadalafil 5mg and finasteride 5mg capsule) is an FDA-approved combination of finasteride, a 5 alpha reductase inhibitor, and tadalafil, a phosphodiesterase 5 (PDE5) inhibitor indicated for the initial treatment of men with lower urinary tract symptoms from an enlarged prostate. ENTADFI is now commercially available nationwide and may also be marketed and distributed through telemedicine (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) partnership channels in the U.S.

oWe are working toward the goal of returning to revenue growth from FC2 in the U.S. market through prescription sales via our established dedicated direct to patient telemedicine and pharmacy services portal, while leveraging our relationships with telemedicine and pharmacy internet providers and distributors. We are also seeking to grow revenues in the public health sector in key U.S. and global markets via partnerships/distribution agreements with regional distributors/players.

•Capitalize on expertise and reputation of our management team and board members. Our management team has significant expertise and experience in urology, oncology, and infectious diseases as well as drug development, regulatory matters, marketing and sales, and business development which we believe facilitates effective management of our preclinical studies and clinical trials of drug candidates, potential launch planning, effective collaboration activity and product commercialization. In addition, we intend to capitalize on the strong reputations of the members of our management and board of directors with academic institutions, hospitals, physicians, pharmacists and distributors to expand our customer base and to introduce potential new products.

Our Products and Product Candidates

The following table summarizes the Company’s current product and development portfolio:

DEVELOPMENT
PRODUCT	INDICATION	PHASE

COVID-19 Drug Candidate
Sabizabulin – oral microtubule disruptor with dual antiviral and anti-inflammatory activities	Hospitalized moderate to severe COVID-19 patients at risk for ARDS	Request for EUA submitted in the U.S. and similar applications in the EU and several other jurisdictions

Oncology Drug Candidates - Breast
Enobosarm – selective androgen receptor agonist	AR+ ER+ HER2- metastatic breast cancer with sufficient AR (3rd line metastatic setting)	Phase 3 ARTEST ongoing
Sabizabulin – oral microtubule disruptor	AR+ ER+ HER2- metastatic breast cancer with sufficient AR (3rd line metastatic setting)	Planned Phase 2b
Enobosarm + abemaciclib combination therapy – selective androgen receptor agonist + CDK 4/6 inhibitor	AR+ ER+ HER2- metastatic breast cancer with sufficient AR (2nd line metastatic setting)	Phase 3 ENABLAR-2 ongoing

Oncology Drug Candidates - Prostate
Sabizabulin – oral microtubule disruptor	Metastatic castration and androgen receptor targeting agent resistant prostate cancer	Phase 1b/2 completed, Phase 3 VERACITY ongoing
VERU-100 – long-acting GnRH antagonist peptide subcutaneous 3-month depot injection	Advanced hormone sensitive prostate cancer	Phase 2 ongoing; Planned Phase 3
Zuclomiphene citrate – oral, nonsteroidal, estrogen receptor agonist	Hot flashes in men on ADT with advanced prostate cancer	Phase 2 completed Planned Phase 2b

Sexual Health Program Commercial Products
ENTADFI™ – tadalafil 5mg and finasteride 5mg capsule	Initial treatment of men with lower urinary tract symptoms from an enlarged prostate	Marketed
FC2 Female Condom® (internal condom)	Unintended pregnancy and prevents STIs	Marketed

Our Clinical Trials Program and Our Drug Candidates

Infectious Disease Program

Sabizabulin 9mg for the treatment of hospitalized moderate to severe COVID-19 patients at high risk for ARDS

Scientific Overview. Sabizabulin targets microtubules to provide a two-pronged approach against COVID-19 infection: first, as an antiviral, it would have direct effects on viral microtubule trafficking with the potential to reduce the production and release of infectious viruses, and second, as an anti-inflammatory agent, it may reduce virally-induced cytokine storm and severe inflammation leading to ARDS, septic shock, and death.

The Company has completed a double-blind, randomized, placebo-controlled Phase 3 COVID-19 clinical trial, which was conducted in 204 hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. The primary endpoint was the proportion of deaths by Day 60. Based on a planned interim analysis of the first 150 patients randomized, the Independent Data Monitoring Committee unanimously halted the study for clear clinical efficacy benefit and no safety concerns were identified. Treatment with sabizabulin 9mg once daily resulted in a clinically meaningful and statistically significant 55.2% relative reduction in deaths compared to placebo receiving standard of care treatment. In the full study, there were 204 patients enrolled, and for the primary endpoint, there was a clinically meaningful and statistically significant 20.5% absolute reduction and 51.6% relative reduction in mortality at Day 60.

On May 10, 2022, the Company had a pre-EUA meeting with the FDA to discuss next steps including the submission of an EUA application regarding sabizabulin for COVID-19. The outcome of this meeting was: (i) the FDA agreed that no additional efficacy studies would be required to support an EUA application or a new drug application (NDA); and (ii) the FDA agreed that no additional safety data would be required to support an EUA application and that collection of safety data under the EUA may satisfy the safety requirement for an NDA. The FDA agreed that the request for the EUA is supported by efficacy and safety from our positive Phase 3 COVID-19 study in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS and death and no additional clinical trials are required to support an NDA submission. On June 7, 2022, the Company submitted a request for FDA emergency use authorization. On July 6, 2022, the Company announced the publication of the results from the Phase 3 COVID-19 study evaluating the efficacy and safety of oral sabizabulin in The New England Journal of Medicine Evidence. On November 9, 2022, the FDA’s Pulmonary-Allergy Drugs Advisory Committee (PADAC) met to review sabizabulin for the EUA in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS. The advisory committee voted 8-5 that the known and potential benefits of sabizabulin when used for the treatment of adult patients hospitalized with COVID-19 at high risk of ARDS do not outweigh the known and potential risks of sabizabulin. However, there was additional discussion around the clinical trial design aspects of a potential confirmatory Phase 3 COVID-19 clinical trial as a post emergency use authorization requirement. The FDA considers the input of the advisory committee as part of their review of the EUA, but the FDA makes the final decision on the request for EUA application.

The UK’s MHRA informed the Company on July 25, 2022, that the sabizabulin marketing authorization application will receive expedited review. On July 27, 2022, sabizabulin triggered Article 18 in the EU in which the EMA will evaluate sabizabulin to allow emergency use drug access to the EU Member States. On August 22, 2022, Australia’s TGA determined that sabizabulin treatment in hospitalized COVID-19 patients at high risk for ARDS qualifies for an expedited, provisional registration regulatory pathway.

Development Plan. Based on the positive Phase 2 and Phase 3 clinical trials evaluating the efficacy and safety profile of sabizabulin 9mg for the treatment of hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death, the Company is investigating a number of other clinical trials in infectious diseases for sabizabulin such as: (i) hospitalized COVID-19 patients classified as WHO 3 (no oxygen requirement) and WHO 4 (passive oxygen) without a co-morbidity; (ii) hospitalized moderate to severe COVID-19 pediatric patients at high risk for ARDS; and (iii) hospitalized adult patients at high risk for ARDS due to other viral induced ARDS-related diseases, including influenza and respiratory syncytial virus (RSV).

Market. Approximately 20% of symptomatic cases require hospitalization with 5% ending up in the ICU. According to U.S. Centers for Disease Control and Prevention, there have been approximately 97.1 million confirmed COVID cases and approximately 1.1 million deaths in the U.S. as of October 31, 2022.

Oncology Drug Program - Breast Cancer: enobosarm and sabizabulin

Scientific Overview. In the U.S., breast cancer is the most commonly diagnosed cancer in women with an estimated 290,560 new cases and 43,780 deaths expected for 2022 with one in eight women developing invasive breast cancer in their lifetime. Breast cancer is heterogenous disease with diverse clinical and molecular characteristics. The initial molecular assessment is to determine hormone receptor status, ER and progesterone receptor (PR), as well as HER2 status. Up to 85% of breast cancers are ER+, and consequently, estrogen is one of the main drivers of breast cancer proliferation, tumor progression, and metastasis. Treatments that target the ER have been the mainstay of breast cancer therapy, but unfortunately almost all women will eventually develop resistance to endocrine therapies and alternative treatment approaches will be required including IV chemotherapy. Metastatic triple negative breast cancer is an aggressive form of breast cancer that occurs in approximately 15% of all breast cancers. This form of breast cancer does not express ER, PR, or HER2 and is resistant to endocrine therapies. The first line of treatment usually includes IV taxane chemotherapy. Almost all women will eventually develop drug resistance and have tumor progression.

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

Sabizabulin is an oral, first-in-class small molecule that targets, binds to, and crosslinks the alpha and beta tubulin subunits of microtubules to arrest dividing cancer cells. Furthermore, sabizabulin causes apoptosis, or cell death by cleaving poly ADP ribose polymerase (PARP) which is important for DNA repair in cancer cells. Sabizabulin has high oral bioavailability; less possibility for drug resistance as it does not interact with multiple drug resistance proteins (P-glycoprotein); and minimal potential for drug-to-drug interactions. Sabizabulin has shown in preclinical studies to have efficacy against many tumor types including castration resistant prostate cancer, triple negative breast cancer resistant to anthracyclines and taxanes as well as ovarian cancer, cervical cancer, lung cancer, melanoma, leukemia, glioma, and pancreatic cancer.

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

The second Phase 2 clinical trial (G200802) was a 2-arm study evaluating 9mg and 18mg enobosarm daily oral dosing in 136 women with AR+ ER+ HER2- metastatic breast cancer. The patients in this study were also heavily pretreated having failed an average of 3.7 endocrine treatments, 90% had received prior chemotherapy, and 12% had prior treatment with CDK4/6 inhibitor. Enobosarm showed efficacy with a CBR at 6 months which for 9mg was 32% (95% CI 19.5%,46.7%) and for the 18mg cohort was 29% (95% CI 17.1%,43.1%). The median duration of clinical benefit was not reached for the 9mg group (8.2 month - Not reached) and for the 18mg group was 14.1 months (11 months - 16.5 months). A post-hoc AR expression subset analysis using the AR testing measure used in G200802 was also performed in this population with known AR status and measurable disease (n=84). Objective tumor responses correlated with the degree of % AR staining. Using a 40% AR staining cutoff, CBR at 24 weeks for ≥40% AR was 52% and <40% AR was 14% (p<0.0004). Overall response rate in subjects with ≥40% AR staining was 34% and <40% AR was 2.7% (p=0.0003). Median radiographic progression free survival (rPFS) for ≥40% AR was 5.47 months (95% CI 2.83-11.13) versus <40% AR was 2.73 months (95% CI 2.63 – 2.80) (p<0.001). Enobosarm treatment was well tolerated with significant positive effects on quality-of-life measurements. The 9 mg group had a slightly better safety profile than the 18 mg group.

In summary, treatment with enobosarm, a novel oral selective androgen receptor agonist, resulted in clinically significant objective tumor responses, improvement in quality of life, and favorable safety profile in a heavily pretreated population of women with AR+ER-HER2- metastatic breast cancer. Higher % AR nuclei staining correlated with a greater antitumor activity. By targeting and activating AR in breast cancer tumors with sufficient AR expression, women with metastatic breast cancer may be identified who are most likely to respond to enobosarm therapy. Overall, these studies of enobosarm clearly establish the clinical relevance of targeting the AR with a selective AR agonist. Enobosarm introduces a novel endocrine therapy to patients with breast cancer that have exhausted endocrine therapies targeting ER, but prior to IV chemotherapy.

Development Plan: Current and Planned Clinical Trials.

•Phase 3 clinical study – Enobosarm as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer. We are enrolling the Phase 3 multicenter, international, open label, and randomized (1:1) ARTEST registration clinical trial design to evaluate the efficacy and safety of enobosarm monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of AR+ ER+ HER2- metastatic breast cancer in approximately 210 patients with sufficient AR nuclei staining in their breast cancer tissue who had tumor progression on a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor. We have identified that patients who have sufficient androgen receptor nuclei staining in their breast cancer tissue are most likely to respond to enobosarm. Based on the recommendation of the FDA to have a companion diagnostic test to determine the patient’s AR status, we are partnering with Roche/Ventana Diagnostics, a global oncology diagnostics company, who will develop and commercialize a companion diagnostic AR test.

•Phase 2b clinical study – Sabizabulin as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer. We also intend to conduct a Phase 2b clinical study of sabizabulin, a novel oral microtubule disruptor, for the treatment of AR+ ER+ HER2- metastatic breast cancer in patients with sufficient AR nuclei staining. The Phase 2b clinical trial will be an open label, multicenter, and randomized (1:1) study evaluating the efficacy and safety of sabizabulin 32mg monotherapy versus active comparator (exemestane ± everolimus or a SERM, physician’s choice) for the treatment of ER+ HER2- metastatic breast cancer in approximately 200 patients with sufficient AR nuclei staining in their breast cancer tissue who had tumor progression on a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor.

•Phase 3 clinical study – Enobosarm + abemaciclib combination as a 2nd line treatment of AR+ER+HER2- metastatic breast cancer. We are enrolling a Phase 3 multicenter, open label, randomized (1:1), active control clinical study, named ENABLAR-2 to evaluate the efficacy and safety of enobosarm plus abemaciclib combination therapy versus an alternative estrogen blocking agent (fulvestrant or an aromatase inhibitor) in subjects with AR+ ER+ HER2- metastatic breast cancer who have failed first line palbociclib (a CDK 4/6 inhibitor) plus an estrogen blocking agent (non-steroidal aromatase inhibitor or fulvestrant) and have a sufficient AR nuclei staining in their breast cancer tissue. We plan to enroll approximately 186 subjects in this Phase 3 clinical study.

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

Oncology Drug Program – Prostate Cancer: sabizabulin, VERU-100 and zuclomiphene citrate

Sabizabulin, an oral, first-in-class microtubule disruptor small molecule for the treatment of metastatic castration resistant and androgen receptor targeting agent resistant prostate cancer.

Scientific Overview. In the U.S. there were an estimated 268,490 new cases and 34,500 deaths from prostate cancer expected in 2022. Five percent of men with prostate cancer will have metastatic cancer and up to 30% of men with high-risk, localized prostate cancer will develop metastatic cancer following initial therapy in the U.S. The median survival of patients with metastatic prostate cancer ranges from 3.2-4.5 years. For these men, the first line therapy is androgen deprivation therapy (ADT), or medical castration. Although most will initially respond, nearly all these patients will progress to metastatic castration resistant prostate cancer and have a poor prognosis with an average survival of 1.5 years. New second line androgen receptor targeting agents, like XTANDI® (enzalutamide) and ZYTIGA® (abiraterone acetate) have resulted in an additional four to five months of average survival, but again, nearly all men on these agents will eventually develop progressive metastatic castration resistant and androgen receptor targeting agent prostate cancer within 12-15 months.

Sabizabulin is an oral, first-in-class small molecule that targets, binds to, and crosslinks the alpha and beta tubulin subunits of microtubules of cells resulting in disruption of the cytoskeleton. Furthermore, sabizabulin causes apoptosis, or cell death by cleaving poly ADP ribose polymerase (PARP) which is important for DNA repair in cancer cells. Sabizabulin has high oral bioavailability, less possibility for drug resistance as it does not interact with multiple drug resistance proteins (P-glycoprotein), and minimal potential for drug-to-drug interactions. Sabizabulin has shown in preclinical studies to have efficacy against many tumor types including castration resistant prostate cancer, triple negative breast cancer resistant to anthracyclines and taxanes as well as ovarian cancer, cervical cancer, lung cancer, melanoma, leukemia, glioma, and pancreatic cancer. In current clinical prostate cancer studies, sabizabulin appears to be well tolerated with no clinically meaningful neurotoxicity and no neutropenia, which are common side effects of taxanes and vinca alkaloids anti-microtubule chemotherapy agents.

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

In July 2020, the Company had a meeting with the FDA and received positive input from the FDA on the pivotal Phase 3 trial design for sabizabulin. The Phase 3 VERACITY clinical study, initiated in June 2021, is an open label, randomized (2:1), multicenter, registration study evaluating sabizabulin 32mg daily dosing versus an alternative androgen receptor targeting agent as the active control in men who have metastatic castration resistant prostate cancer and who had tumor progression while taking at least one androgen receptor targeting agent, but prior to IV chemotherapy. The Phase 3 VERACITY study has a primary endpoint of median radiographic progression-free survival and is currently enrolling, and we expect to enroll 245 men from approximately 45 clinical sites across the U.S.

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

Development Plan. The Company had a Pre-IND meeting with the FDA in May 2019 clarifying the requirements for full regulatory development pathway. The FDA agreed to an expedited regulatory development pathway for VERU-100. The Company is conducting a single Phase 2 dose finding, open label, multicenter clinical study of VERU 100 in men with advanced prostate cancer (approximately 45 patients) for a single three-month injection. As of November 15, 2022, 22 patients have been dosed in the Phase 2 study. FDA has agreed to the design of the registration study which will be a Phase 3-open label single arm clinical study in men with advanced prostate cancer (n=100) using the achievement and maintenance of castration levels of testosterone as the primary endpoint.

Current and Planned Clinical Trials

•Phase 2 dose finding clinical study. Currently enrolling study to determine optimal dose of VERU-100 in men with advanced hormone sensitive prostate cancer.

•Phase 3 registration clinical study. If the Phase 2 trial is successful, and as discussed with and agreed upon by the FDA, the Phase 3 clinical trial will be a single arm, multicenter, open-label study in approximately 100 men with hormone sensitive advanced prostate cancer using the achievement and maintenance of castration levels of testosterone as the primary endpoint. The Phase 3 registration study is planned to initiate in calendar year 2023.

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

Sexual Health Program

The Company's sexual health program includes two FDA-approved commercial products, ENTADFI™ (tadalafil and finasteride) capsules, for oral use, for the treatment of BPH, and FC2, for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

ENTADFI™ (finasteride and tadalafil) capsules, for oral use. ENTADFI was approved by the FDA in December 2021 as a new oral treatment for BPH, or an enlarged prostate gland. The co-administration of tadalafil and finasteride has been shown to provide faster and more effective treatment of BPH than finasteride alone without causing unwanted sexual side effects. The FDA had been reviewing our product release criteria from our contract manufacturing facility and has now given its approval. In the fourth quarter of fiscal 2022, we initiated the U.S. commercial launch and availability of ENTADFI. We plan to market ENTADFI to healthcare providers and patients through the traditional digital marketing channels and distribution will also be conducted through the normal pharmaceutical distribution channels. We plan to augment our marketing and sales efforts by seeking partners in the U.S. that offer us the ability to expand access through telemedicine and internet pharmacy services and will continue our search for the right commercial partners outside the U.S.

Market. The worldwide prevalence of BPH lower urinary symptoms is estimated to be 10-25% of the male population. According to IQVIA, the top 3 deciles of Urologist (n = 958) Healthcare Practitioners in the U.S. average 775 finasteride total prescriptions per health care provider per year. ENTADFI is an FDA-approved, first in class combination of tadalafil and finasteride indicated to treat BPH with low potential for adverse sexual side effects, and we believe that ENTADFI being one single pill would help increase drug compliance whereas poor compliance with a BPH medicine could lead to an increased chance of acute urinary retention, urosepsis, and death.

FC2 Female Condom for dual protection against unintended pregnancy and transmission of sexually transmitted infections and HIV/AIDs

Product. FC2 is the only FDA-approved internal condom for the prevention of pregnancy, sexually transmitted infections, and HIV/AIDs. It is also the only non-hormonal, latex free contraceptive option available to women that can be used with most other forms of contraception providing “layering” benefits. It is easy to use and covered by most insurance companies with zero out-of-pocket costs due to the Affordable Care Act.

FC2 offers several benefits over natural rubber latex, the raw material most used in male condoms. FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat. FC2 can warm to body temperature immediately upon insertion, which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted before sex, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users who are unable to use male condoms without irritation. For example, 7% to 21% of the individuals with significant exposure to latex rubber (i.e., health care workers) experience such irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer. FC2 is pre-lubricated, disposable, and approved for single use to prevent pregnancy and the transfer of sexually transmitted infections (STIs).

FC2 is manufactured from a nitrile polymer formulation that is proprietary to the Company and consists of a soft, loose-fitting sheath and two rings: an external ring of rolled nitrile and a loose internal ring made of flexible polyurethane. FC2’s soft sheath lines the vagina, preventing skin-to-skin contact during intercourse. Its external ring remains outside the vagina, partially covering the external genitalia. The internal ring is used for insertion and helps keep the device in place during use.

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

Currently, most of the Company’s net revenues are derived from sales of FC2 in the commercial and public health sectors.

U.S. Market. There are approximately 19 million women between the ages of 18-49 who represent the target market within the contraceptive market. According to the CDC, preliminary data suggests that STIs in U.S. will continue to increase in 2021 – an all-time high for the 6th straight year increasing from 2.4 million to 2.5 million.

FC2 is the only FDA approved for market female use product that protects against unintended pregnancies, the transmission of STIs and HIV/AIDs. While the market conditions are favorable for continued growth, the brand has seen decreasing sales due to lower volume from telemedicine customers because of some business challenges experienced by our customers which has resulted in a slow-down in orders over the past two quarters. As a result, the Company has established its own dedicated direct to patient telemedicine (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) platform and we have recently partnered with highly reputable telemedicine pharmacy fulfillment partner to bring our much-needed FC2 product to patients in a cost-effective and highly convenient manner. We are working to restore historical ordering patterns with these partners in future quarters and we are working to grow revenues from our dedicated telemedicine solution while leveraging opportunities that help couples better understand how FC2 can help them take control of their sexual and reproductive health.

FC2 is currently reimbursable by prescription under the Affordable Care Act (ACA). The ACA was signed into law in March 2010 and was intended to help make prevention services affordable and accessible for all Americans by requiring most health insurance plans to provide coverage without cost sharing for certain recommended preventive services. Preventive services that have strong scientific evidence of their health benefits must be covered and plans can no longer charge a patient a copayment, coinsurance or deductible for these services when they are delivered by a network provider. ACA guidance defines preventive services to include contraception methods. The ACA guidance further requires health plans to cover at 100% payment of at least one form of contraception within each of the 16 different categories identified by the FDA in its current Birth Control Guide in which FC2 is in a standalone category of its own. As FC2 is nonhormonal, it is a viable alternative for many U.S. women who have reported dissatisfaction with the side effects of hormonal birth control or are seeking the layering (i.e. STI prevention) benefits FC2 offers since it can be used with many other forms of contraception.

We have built the infrastructure to allow for broad access across the U.S. As a result, FC2 is now available through multiple access channels including: 95% of major retail pharmacies, community-based organizations, by prescription, universities, direct purchase and 340B qualified health care clinics, and directly to the public health sector without distributors. Additionally, we are executing digital and social marketing strategies intended to drive brand interest, awareness, and education; address misconceptions about the brand; and ultimately, help ensure women know they can easily access FC2 and that it is fully reimbursable.

Global Public Health Sector Market. In the global public sector, FC2 has been cleared by the World Health Organization (WHO) for purchase by U.N. agencies because it is a multipurpose prevention technology by preventing unintended pregnancy and the transmission of STIs, while protecting against HIV/AIDs. The Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations, and commercial partners, that work to support and improve the lives, health and well-being of women around the world since various governments and organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

The Company currently has a limited number of customers in the global public health sector that include large global agencies, such as the United Nations Population Fund (UNFPA) and the United States Agency for International Development (USAID), the Brazil Ministry of Health through Semina Indústria e Comércio Ltda (Semina), the Company’s distributor in Brazil, and the Republic of South Africa health authorities that purchase through the Company’s various local distributors. Other customers in the global public health sector include ministries of health or other governmental agencies, which either purchase directly or via in-country distributors, local sexual health distributors and non-governmental organizations (NGOs).

The Company has sold more than 700 million female condoms worldwide and FC2 has been distributed in the U.S. and 149 other countries. A significant number of countries with the highest demand potential are in the developing world. The incidence of HIV/AIDS, other STIs, and unintended pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people. However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications, and processing orders.

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

Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement, pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, $2.5 million payable 12 months after closing and $2.5 million payable 18 months after closing. The Company has received all such purchase price payments.

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

Emergency Use Authorizations. The Secretary of Health and Human Services may authorize unapproved medical products to be manufactured, marketed, and sold in the context of an actual or potential emergency that has been designated by the government. After an emergency has been announced, the Secretary of Health and Human Services may authorize EUAs for the use of specific products based on criteria established by statute, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA is subject to additional conditions and restrictions, such as the obligation to provide fact sheets for healthcare providers administering the product and those to whom it is administered, adverse event monitoring and reporting, and recordkeeping and reporting requirements by product manufacturers. The FDA may also establish additional discretionary conditions of authorization that the FDA deems necessary or appropriate to protect the public health, including conditions related to product distribution, product administration and data collection and analysis concerning the safety and effectiveness of the product. In issuing an EUA, the FDA considers the totality of available scientific evidence regarding quality, safety and efficacy, including the known and potential risks of such products and the adequacy and availability of approved alternatives, among other factors. An EUA is not a substitute for obtaining FDA approval, licensure, or clearance for use of a product. An EUA terminates when the emergency determination underlying the EUA terminates, and EUAs can be revoked under other circumstances, the timing of which may occur unexpectedly or be difficult to predict.

Outside the U.S., the emergency use of medical products is subject to regulatory processes and requirements that differ from those in the U.S. These processes and requirements also vary widely from country to country, region to region, and regulatory authority to regulatory authority.

The COVID-19 pandemic has been designated as a national emergency in the U.S. On the basis of such determination, the Secretary of Health and Human Services declared that circumstances exist justifying the authorization of emergency use of drugs and biologics during the COVID-19 pandemic. We have submitted an application for an EUA in the US and similar applications in the United Kingdom and the European Union for sabizabulin in certain hospitalized COVID-19 patients.

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

We expect our zuclomiphene citrate and VERU-100 drug candidates to be submitted under the 505(b)(2) regulatory pathway because they are or will be based, in part, on data or information already in the public domain.

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

505(b)(1) Approval Process. Drug development via Section 505(b)(1) of the FDCA is typically used for novel drugs that have not previously been approved by the FDA for commercial sale in the U.S or a new indication for a drug previously approved by the FDA for commercial sale in the U.S. 505(b)(1) drug development stipulates that all of the studies required for approval are conducted by or for the Company. Sabizabulin for metastatic castration and androgen receptor targeting agent resistant prostate cancer and sabizabulin for taxane resistant metastatic triple negative breast cancer, as well as enobosarm for ER+ HER2- metastatic breast cancer, and an NDA for sabizabulin for certain hospitalized COVID-19 and other infectious disease indications are expected to follow this regulatory pathway.

NDA Submission and Review by the FDA. The results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Once the NDA submission has been accepted for filing, which occurs, if at all, within 60 days after submission of the NDA, the FDA’s goal to complete the review process for a non-priority review of an NDA under 505(b)(2) or 505(b)(1) is ten months from submission for a non-new chemical entity and ten months from filing for a new chemical entity and for a priority review is six months from submission for a non-new chemical entity and six months from filing for a new chemical entity to complete the review process for the application and respond to the applicant, which can take the form of either a complete response letter or approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The review process is often significantly extended by the FDA requests for additional information, studies, or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in the countries in which we do business relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the EU, the General Data Protection Regulation (GDPR) took effect in May 2018 and imposes increasingly stringent data protection and privacy rules.

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

FC2 has MSAP and ISO13485 approval by regulatory authorities which covers Australian TGA, Brazil ANVISA, Health Canada, and other jurisdictions. Also, FC2 received the CE Mark which allows it to be marketed throughout the EU.

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

Sabizabulin and Related Compounds License. We hold an exclusive worldwide license to twelve issued U.S. patents, ten pending U.S. patent applications and 107 patents and patent applications in countries outside the United States, including issued patents in the EU and Japan, relating to our sabizabulin drug candidates and related compounds. This license contains provisions requiring upfront, milestone and royalty payments to the licensor (Ohio State Innovation Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize these drug candidates. The patents and applications relating to sabizabulin and related compounds have statutory expiration dates from 2029 to 2041. Patent term adjustments or patent term extensions could result in later expiration dates with a maximum five-year patent term extension expected because of clinical development and FDA review time.

Other Non-Sabizabulin Antitubulin Compounds License. We hold an exclusive worldwide license to two U.S. patent applications and one world patent application (PCT) from which we could enter many countries outside the U.S. This license is relating to non-sabizabulin anti-tubulin compounds. This license contains provisions requiring diligence milestones, and upfront, milestone and royalty payments to the licensor (University of Tennessee Research Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize these drug candidates. The U.S. patent application and any patents issuing from the PCT patent applications would expire in April 2042.

VERU-100 Patent Applications. We have three U.S. patent applications and fifteen patent applications in countries outside the United States relating to the long-term release of a GnRH antagonist hormone for ADT for men with advanced prostate cancer. The U.S. patent applications and any patents issuing from the foreign patent applications would expire in January 2038.

Enobosarm and Related Compounds License. We hold an exclusive worldwide license to sixteen issued U.S. patents, seven pending U.S. patent applications and 67 patents and patent applications in countries outside the United States, including issued Composition of Matter and Method of Use patents in the EU and Japan, relating to our enobosarm drug candidate and related compounds. This license contains provisions requiring milestone and royalty payments to the licensor (University of Tennessee Research Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize our drug candidate. The patents relating to enobosarm and related compounds have statutory expiration dates from 2024 to 2034. Patent term adjustments or patent term extensions could result in later expiration dates with a maximum five-year patent term extension expected because of clinical development and FDA review time.

Zuclomiphene Citrate Patent and Patent Applications. We have three issued U.S. patents and thirteen patents and patent applications in countries outside the United States related to substantially pure zuclomiphene for the treatment of hot flashes, osteoporosis, bone fractures, and loss of bone mineral density, especially in men on prostate cancer hormone therapies. The U.S. patent and any patents issuing from the foreign patent applications would expire in July 2035. Patent term adjustments or patent term extensions could result in later expiration dates with a maximum five-year patent term extension expected because of clinical development and FDA review time.

FC2 Patents. FC2 patents have been issued by the United States, South Africa, Mexico, Brazil and India. The patents cover key aspects of FC2, including its overall design and manufacturing process. The patents have expiration dates in 2023 and 2024.

Trademarks. The Company has a registration for the trademark “FC2 Female Condom” and the FC2 Female Condom stylized logo in the U.S. and a pending registration for “ENTADFI” and the ENTADFI stylized logo in the U.S. The Company has filed applications in the U.S. for the trademarks “Veru” and “Veru” together with the chevron. The Company has filed applications or secured registrations in 40 countries or jurisdictions around the world to protect the various names and symbols used in marketing its Female Condoms.

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

Significant Customers

The Company's two largest customers in fiscal 2022 accounted for 73% of the Company’s net revenues. In the U.S. market, the Company has experienced fast growth in prescription sales of FC2 in prior years largely through supply agreements with leading telemedicine providers.

Because FC2 is multipurpose prevention technology that provides prevention of pregnancy and transmission of STIs, including HIV/AIDS, it is an integral part of HIV/AIDS prevention and family planning programs throughout the world. These programs are typically supplied by global public health sector buyers who purchase products for distribution, at low cost or no cost, to those who need but cannot afford to buy such products themselves. Within the global public health sector are large global agencies, such as UNFPA, USAID, the U.K.’s Foreign, Commonwealth and Development Office (FCDO), DKT and Population Services International (PSI), other social marketing groups, various government health agencies, and NGOs. Within the global public health sector, the Company’s most significant customers are either global public health sector agencies, country specific ministries of health, or those who facilitate their purchases and/or distribution.

Human Capital Management

As of October 31, 2022, the Company had 233 full-time employees, including 65 located in the U.S., 11 in the U.K., 156 in Malaysia, and one in another country to implement training and programs. The Company does not currently have any collective bargaining agreements with its employees, and the Company believes that its employee relations are good.

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

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws. The Company did not incur environmental expenses in fiscal 2022 or 2021, nor does it anticipate environmental expenses in the foreseeable future. The Company’s operations in Malaysia are audited and certified against ISO 14001, the environmental management standard that was developed by the International Organization for Standardization (ISO) to help organizations manage the environmental impacts of their processes, products, and services.

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

Manufacturing

We manufacture and warehouse FC2 within a leased facility with approximately 45,800 square feet of space in Selangor D.E., Malaysia. Production capacity at this facility is approximately 100 million units of FC2 annually. This facility is subject to periodic inspection by the FDA to ensure compliance with cGMP, as well as the Germany-based notified body, which is responsible for CE and ISO accreditation.

The Company is relying on third-party contract manufacturers and other third parties to produce, package, label and store sufficient quantities of ENTADFI (tadalafil and finasteride) capsules, for oral use, and sabizabulin, which we have been manufacturing in anticipation of a potential Emergency Use Authorization by the FDA in the U.S. and potentially by regulatory authorities in other countries, and expects to rely on third-parties for any future drug candidates.

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

Sabizabulin is a first-in-class oral therapy that targets and crosslinks both alpha and beta tubulin and is being developed for hospitalized moderate to severe COVID-19 patients at high risk for ARDS and for breast and prostate cancers. Sabizabulin is first-in-class with this unique targeting and crosslinking of microtubules, which appears to have favorable results in efficacy and safety that is different from other tubulin targeting agents that do not crosslink. Other drugs for moderate to severe hospitalized COVID-19 patients at high risk for ARDS include antivirals like VEKLURY® (remdesivir), Janus kinase (JAK) inhibitors such as OLUMIANT® (baricitinib), and monoclonal antibodies such as ACTEMRA® (tocilizumab).

Sabizabulin is also in development for the treatment of advanced prostate cancer no longer responding to androgen deprivation therapy and androgen receptor targeting therapy. All currently available tubulin targeting chemotherapy agents are given IV. Vinca Alkaloids, such as VELBAN® (VinBLAStine Sulfate) injection, for intravenous use; ONCOVIN® (vincristine sulfate injection, solution); and NAVELBINE® (vinrelbine) injection, for intravenous use are primarily used for hematologic malignancies (leukemia, lymphoma, myeloma, sarcoma), and some neuroblastoma, thyroid cancer and non-small cell cancer of the lung. Taxanes such as TAXOL® (paclitaxel) injection, for intravenous use; TAXOTERE® (docetaxel) injection, for intravenous use; and JEVTANA® (cabazitaxel) injection, for intravenous use are primarily used for solid tumors such as breast, ovarian, endometrial, cervical, lung, head and neck, esophageal, bladder, gastric and prostate. TAXOTERE® (docetaxel) and JEVTANA® (cabazitaxel) are indicated for advanced metastatic prostate cancer, are given IV and bind to the taxane site of tubulin. The Trop-2 directed antibody and topoisomerase inhibitor, TRODELVY® (sacituzumab govitecan-hziy) for injection, for intravenous use; PARP inhibitors, LYNPARZA® (olaparib) tablets, for oral use and TALZENNA® (talazoparib) capsules, for oral use, capecitabine, TECENTRIQ® (atezolizumab) injection, for intravenous use and ABRAXANE® for Injectable Suspension (paclitaxel protein-bound particles for injectable suspension) (albumin-bound), for intravenous use and platinum-based chemotherapies including cisplatin and PARAPLATIN® (carboplatin) injection are indicated for advanced breast cancers such as triple negative breast cancer.

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

Zuclomiphene is under development for the treatment of moderate to severe hot flashes in men with advanced prostate cancer on androgen deprivation therapy. Although there are no FDA-approved drugs for the treatment of hot flashes in men who have advanced prostate cancer as a side effect of prostate cancer hormone therapies, there are several drugs being used off-label, including steroidal estrogens and selective serotonin reuptake inhibitor antidepressants including EFFEXOR® (venlafaxine) capsules, for oral use and anticonvulsants like NEURONTIN® (gabapentin) capsules, for oral use or tablets, for oral use which could be competitive with our zuclomiphene citrate drug candidate for the treatment of hot flashes in men who have advanced prostate cancer as a side effect of prostate cancer hormone therapies.

ENTADFI™ is approved for the treatment of the signs and symptoms of BPH in men with an enlarged prostate for up to 26 weeks. All drugs currently used to treat BPH symptoms are sold in tablets or capsules. These drugs include those that decrease size of the prostate, like 5 alpha reductase inhibitors which include PROSCAR® (finasteride) and AVODART® (dutasteride). The other major class of drugs treat BPH by relaxing the smooth muscles of the prostate and bladder neck and include alpha blockers like FLOMAX® (tamsulosin HCI), HYTRIN® (terazosin), UROXATRAL® (alfuzosin), CARDURA® (doxazosin), and RAPAFLO® (silodosin) as well as Phosphodiesterase 5 (PDE5) inhibitors like CIALIS ® (tadalafil). One class of drugs combines a drug that shrinks and another that relaxes the prostate called JALYN® (dutasteride/tamsulosin combination).

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

Risks Related to the Regulation and Commercialization of Our Products and Drug Candidates

•We have limited experience in obtaining regulatory approval or emergency use authorization for a drug.

•We could experience delays in our planned clinical trials.

•Our clinical trials may be suspended or discontinued.

•We may be subject to risks relating to collaboration with third parties.

•We intend to rely on CROs to conduct our research and development activities.

•We expect to rely on third party manufacturers for our drug candidates and we rely on third party manufacturers for our marketed products.

•Disruptions to or significantly increased costs associated with transportation and other distribution channels for our products may adversely affect our margins and profitability.

•Changes in law could have a negative effect on the approval of our drug candidates.

•We may fail or elect not to commercialize our drug candidates or our approved or authorized products.

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

•Our pursuit of a COVID-19 treatment candidate is still at the investigational stage. We may be unable to produce a drug that successfully treats the COVID-19 virus in a timely manner, if at all.

•Government entities may take actions that directly or indirectly have the effect of limiting opportunities for sabizabulin as a COVID-19 treatment.

•We may be unable to obtain an emergency use authorization from the FDA to market sabizabulin as a potential treatment for COVID-19 in the United States in a timely manner, if at all, or from any other regulatory authority for any other region or country.

•We may be unable to obtain emergency authorizations or approvals from regulatory authorities in foreign countries to market sabizabulin as a potential treatment for COVID-19 in a timely manner, if at all.

•If we are unable to manufacture sabizabulin as a COVID-19 treatment in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for sabizabulin, we may experience delays in product development, regulatory approval and commercial distribution.

•We may face competition in connection with sabizabulin for a COVID-19 treatment, if authorized.

•Our ability to produce a treatment for the COVID-19 virus may be curtailed by government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

•We may need to seek and secure significant funding through financings or from other sources to effectively commercialize sabizabulin as a treatment for COVID-19.

•We are subject to extensive and costly governmental regulation, including healthcare reform measures that may negatively impact sales of FC2, ENTADFI and, if an EUA is obtained, sabizabulin as a treatment for COVID-19.

•We could experience misconduct by our employees.

•Coverage and reimbursement may not be available for our products.

•We may not be able to gain or retain market acceptance for our drug candidates.

•Our drug products may be subject to governmental pricing controls.

•Third parties may obtain FDA regulatory exclusivity to our detriment.

Risks Related to Our Financial Position and Need for Capital

•We have incurred net losses in recent fiscal years and expect to continue to incur losses for the foreseeable future.

•Additional financing may be needed to support our development and commercialization activities.

•COVID-19 and its impact on the economic environment and capital markets could adversely affect our access to capital when needed.

•If we fail to obtain additional capital, we may need to reduce the scope of our development or commercialization programs or we could be forced to share our rights to technologies with third parties on terms that may not be favorable to us.

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

•We may experience competition, especially for sabizabulin as a treatment for COVID-19, if authorized, ENTADFI, and FC2.

•We may not be able to successfully implement our strategy to grow sales of FC2 or ENTADFI in the U.S. market or, if authorized, sabizabulin in the U.S. or any foreign market.

•We may not be able to sustain price levels for FC2 in the U.S. market.

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

•Our effective tax rate may be negatively impacted if we are unable to realize deferred tax assets or by future changes to tax laws in jurisdictions in which we operate.

•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

Risks Related to the Regulation and Commercialization of Our Products and Drug Candidates

We have limited experience in obtaining regulatory approval or emergency use authorization for a drug.

We have only obtained regulatory approval for one of our drugs under development, ENTADFI (tadalafil and finasteride) capsules, for oral use. We have never obtained an EUA in the U.S. or in any other jurisdiction. It is possible that the FDA or other regulatory authorities may refuse to accept any or all of our EUAs or planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory authorization or approval of any of our drug candidates, including sabizabulin for the treatment of certain hospitalized COVID-19 patients. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA or authorization of any EUA application, including that for sabizabulin, that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure. Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our drug candidates, generating revenue from these proposed products and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or any EUA, including that for sabizabulin, we submit. In addition, if the requirements for approval of any of our drug candidates under Section 505(b)(2) are not as we expect, it will likely take significantly longer, cost significantly more and be significantly more complicated to gain FDA approval for these drug candidates, and in any case may not be successful. If any of these outcomes occur, we may be forced to abandon our planned NDAs or EUAs, including that for sabizabulin, for one or more of our drug candidates, which would materially adversely affect our business.

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

•delays resulting from negative or equivocal findings of DSMB or IDMC for a trial; or

•delays resulting from shutdowns or quarantines or staffing shortages relating to COVID-19 or other reasons.

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

We expect to rely on third party manufacturers for our drug candidates and we rely on third party manufacturers for our marketed products.

For the foreseeable future, we expect to and do rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of drug candidates for use in our clinical trials and, in the case of ENTADFI and sabizabulin, if authorized, sufficient to meet demand. These drug candidates and products are complicated and expensive to manufacture. If our third-party manufacturers fail to deliver our drug candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our drug candidates. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for these drug candidates or products, this process would likely cause a delay in the availability of our drug candidates or products and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which our drug candidates or products can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available drug candidates or products.

In addition, regulatory requirements could pose barriers to the manufacture of our drug candidates or marketed products. Third-party manufacturers are required to comply with the FDA's cGMPs. As a result, the facilities used by any manufacturers of our drug candidates and marketed products must maintain a compliance status acceptable to the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party contract manufacturing organization (CMO). Our third-party manufacturers will be required to produce our drug candidates and marketed products under FDA cGMPs in order to meet acceptable standards. Our third-party manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to gain approval for or commercialize our drug candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts and criminal prosecutions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Finally, we also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over our products or otherwise do not satisfactorily perform according to the terms of their agreements with us.

If any supplier for our drug candidates or marketed products experiences any significant difficulties in its manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our drug candidates or marketed products, which could impair our ability to supply our drug candidates at the levels required for our clinical trials or commercialization and prevent or delay their successful development and commercialization.

Disruptions to or significantly increased costs associated with transportation and other distribution channels for our products may adversely affect our margins and profitability.

We expect to rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver our products, including sabizabulin, if authorized, ENTADFI and FC2. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including disruptions caused by the COVID-19 pandemic, increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower or capital or due to other business interruptions. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand. Disruptions to this business model or our relationship with the third party if, for example, performance fails to meet our expectations, could harm our business.

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

We may fail or elect not to commercialize our drug candidates or our approved or authorized products.

We cannot be sure that, if our clinical trials for any of our drug candidates are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all, or that the submission of any NDA is commercially feasible. Similar risks apply to our Emergency Use Authorization applications in the U.S. and other jurisdictions for sabizabulin for certain hospitalized COVID-19 patients. After completing clinical trials for a drug candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication as well as manufacturing information, in order to allow the FDA to review such drug dossier and to consider a drug candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to any of our current drug candidates, if any NDA we submit is not approved by the FDA, or we elect not to file an NDA, or if we are unable to obtain any required state and local distribution licenses or similar authorizations, we will be unable to commercialize that product. The FDA can and does reject NDAs and require additional clinical trials, even when drug candidates achieve favorable results in Phase 3 clinical trials.

Similarly, we may not successfully commercialize our approved or authorized product, ENTADFI, or we may not receive authorization to commercialize sabizabulin. We or our collaboration partners in any potential commercial marketing efforts of ENTADFI or sabizabulin, if authorized, may not be successful in achieving widespread patient or physician awareness or acceptance of these products. Also, we may be subject to pricing pressures from competitive products or from governmental or commercial payors or regulatory bodies that could make it difficult or impossible for us to commercialize ENTADFI or sabizabulin, if authorized, successfully. Any failure to commercialize our marketed drugs could have a material adverse effect on our revenue and our business.

If we fail to commercialize any of these drug candidates, or approved or authorized products, our business, financial condition, results of operations and prospects may be materially adversely affected and our reputation in the industry and in the investment community would likely be damaged.

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

Our pursuit of a COVID-19 treatment candidate is still at the investigational stage. We may be unable to produce a drug that successfully treats the virus in a timely manner, if at all.

We filed an application for an Emergency Use Authorization for sabizabulin for the treatment of hospitalized COVID-19 patients with moderate or severe risk of ARDS in June 2022 after announcing positive interim phase 3 clinical data. The FDA has not yet authorized, and may never authorize, our EUA for sabizabulin or the FDA may require additional studies as a condition of any authorization that we do not believe are commercially reasonable to undertake which may lead to FDA refusal of our EUA. Similarly, we have filed applications for emergency use or other similar expedited regulatory pathways in certain jurisdictions outside the U.S., including the United Kingdom, the European Union, Australia, Switzerland, South Korea, and Canada, and similar risks apply to those applications. Moreover, any authorization by the FDA or any other regulatory authority may have significant restrictions or conditions that hamper our ability to effectively market sabizabulin or any such authorization may come late enough in the COVID-19 pandemic that our ability to market sabizabulin effectively or for a sufficient period of time may be negatively affected. Our development of a COVID-19 treatment is still at the investigational stages, and we may be unable to produce a drug that successfully treats the virus in a timely manner, if at all. We are also committing financial resources and personnel to the development of a COVID-19 treatment which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. We have expended considerable resources in scaling-up manufacturing of sabizabulin so that we might be ready to meet potential demand in the U.S. and elsewhere around the world, if sabizabulin receives any authorization, but, if we do not receive any authorization, we may have to write-off stock of sabizabulin if we are not able to redirect it before applicable expiration dates. In addition, if we do not receive any such authorization, we may have to unwind certain business arrangements into which we have entered in building up our commercialization infrastructure and such efforts may result in significant contractual, severance, or other costs. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatment, if developed, may not be partially or fully effective or by drug products to treat COVID-19 being developed by other companies that receive approval. In addition, conducting a clinical trial of a COVID-19 treatment is challenging in the current environment due to a number of factors, including a large number of competitive clinical trials seeking to enroll COVID-19 patients, the high workload of hospital staff, and the difficulty of enrolling patients in intensive care or similar environments. These challenges may delay any clinical trial, increase its costs or otherwise adversely affect any such clinical trial.

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

We may be unable to obtain an emergency use authorization from the FDA to market sabizabulin as a potential treatment for COVID-19 in the United States in a timely manner, if at all, or from any other regulatory authority for any other region or country.

In response to the global outbreak of COVID-19, we have been pursuing the development of sabizabulin as a treatment for COVID-19. Our ability to commercialize sabizabulin as a treatment for COVID-19 will depend on regulatory approval in the United States and other jurisdictions. In the United States, we initially plan to use the FDA’s EUA process, and on June 7, 2022, the Company submitted a request for an EUA. EUA is a form of temporary marketing authorization that the FDA may grant to an investigational drug at times when the Secretary of Health and Human Services has declared a public health emergency to exist. This declaration was made by the Secretary of Health and Human Services in March 2020 in relation to the COVID-19 pandemic. In order to grant an EUA, the FDA must determine that an investigational drug is likely safe and likely effective in treating the disease that is the subject of the public health emergency. Although the EUA process is designed to enable more expeditious marketing of a drug in response to a public health emergency, FDA review of an EUA application may take longer than expected and may result in the FDA requesting additional data or other information that may have the effect of delaying the EUA, and any agreements or positions taken by the FDA in a pre-EUA meeting does not bind the FDA or prevent it from later taking a different position, asking for more data, or delaying or denying the application. The FDA may decline to grant an EUA if it concludes that an investigational drug is not safe or effective. If any such issues arise in connection with our submission of an EUA for sabizabulin, our ability to market sabizabulin as a COVID-19 treatment may delayed or dependent on a more time-consuming regulatory approval process, which may have a material adverse effect on our business. If we are granted an EUA by the FDA for sabizabulin, we would be able to distribute sabizabulin under the conditions set forth in the EUA prior to FDA approval. Furthermore, the FDA may revoke (or refuse to grant) an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if sabizabulin is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide sabizabulin under an EUA. Similar risks apply to all of our efforts to obtain emergency authorization or other similar expedited regulatory authorization in other countries around the world, including the United Kingdom, the European Union, Australia, Switzerland, South Korea, and Canada.

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

If we are authorized to market sabizabulin as a COVID-19 treatment, its commercialization will require access to facilities to manufacture sabizabulin at sufficient yields and at commercial scale. We have no experience in manufacturing any of our drug candidates in the volumes that would be necessary to support commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality. In addition, other companies, many with substantial resources, may compete with us for access to materials needed to manufacture sabizabulin.

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

We may face competition in connection with sabizabulin for a COVID-19 treatment, if authorized.

Another party may be successful in producing a more efficacious, an earlier-stage, or a less expensive treatment for COVID-19 which may also lead to the diversion of governmental and quasi-governmental funding as well as government or commercial payor reimbursements away from us and toward other companies. In particular, given the widespread media attention on the current COVID-19 pandemic, there are efforts by public and private entities to develop COVID-19 treatments. Those other entities may develop COVID-19 treatments that, as compared to sabizabulin, are more effective, become the standard of care, have broader market acceptance, are safer or have fewer or less severe side effects, are more convenient, are developed at a lower cost or earlier, or may be more successfully commercialized. Many of these other organizations are much larger than we are and have access to larger pools of capital and broader manufacturing infrastructure. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products, and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. Our business could be materially and adversely affected if competitors develop and commercialize one or more COVID-19 treatments before we can complete development and seek approval for sabizabulin.

Our ability to produce a treatment for the COVID-19 virus may be curtailed by government actions or interventions, which may be more likely during a global health crisis such as COVID-19.

Given the significant global impact of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to sabizabulin and the economic value of a COVID-19 treatment to us could be limited. Governments and other health authorities may also focus on vaccines rather than treatment options such as sabizabulin in addressing the COVID-19 pandemic, which may reduce funding and other market opportunities for sabizabulin. We also intend to seek to enter into contracts with foreign health authorities to supply sabizabulin, which will depend on spending and political priorities, the availability of alternative treatment options, and the continuation of the COVID-19 as a public health emergency. Government entities may also impose restrictions or limitations on our third-party service providers and may require us to obtain alternative sources for sabizabulin. If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms, we will experience delays in the development or production of our sabizabulin, increased expenses, and delays in potential distribution or commercialization of sabizabulin, if authorized.

We may need to seek and secure significant funding through financings or from other sources to effectively commercialize sabizabulin as a treatment for COVID-19.

We are currently advancing our pipeline of prostate and breast cancer drug candidates and are conducting multiple clinical studies, and we plan to initiate additional studies in infectious diseases. Discovering development candidates and developing investigational medicines is expensive, and we expect to continue to spend substantial amounts to (i) perform basic research, perform preclinical studies, and conduct clinical trials of our current and future programs, (ii) continue to develop and expand our platform and infrastructure and supply preclinical studies and clinical trials with appropriate grade materials (including cGMP materials), (iii) seek regulatory approvals for our investigational medicines, and (iv) launch and commercialize any products for which we receive regulatory approval, including building our own commercial sales, marketing, and distribution organization. Furthermore, our ongoing work on sabizabulin will require significant additional investment during 2023 and beyond.

As of September 30, 2022, we had approximately $80.2 million in cash and cash equivalents. We expect that our existing cash and cash equivalents will be sufficient to fund our current planned operations through at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, including with respect to our development, manufacturing, ability to obtain authorization to distribute, and commercialization of sabizabulin for COVID-19 and availability and conditions of advanced purchase agreements, if any, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, structured financings, government or other third-party funding, sales of assets, marketing and distribution arrangements, other collaborations and licensing arrangements, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our spending will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with discovery of development candidates and development of our investigational medicines are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities.

We are subject to extensive and costly governmental regulation, including healthcare reform measures that may negatively impact sales of FC2, ENTADFI and, if an EUA is obtained, sabizabulin as a treatment for COVID-19.

Our marketed products, ENTADFI and FC2, and our drug candidates, including sabizabulin as a treatment for COVID-19, are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the FTC, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products and medical devices under various regulatory provisions. The Office of Prescription Drug Promotion (OPDP) division of the FDA also regulates the advertising, marketing, and promotion of the Company’s products. Many states and local governments require distribution licenses or similar authorizations to sell products in their jurisdictions. Any of our products that are tested or marketed outside the U.S. are also subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

Specific to the contraception coverage mandate, ACA regulations provide exemptions from this requirement for qualifying religious employers and individuals and non-governmental entities that object to providing the coverage on the basis of sincerely held religious beliefs. The Trump administration issued two interim final regulations in October 2017 expanding the exemptions to those entities objecting to the requirement on the basis of religious and moral convictions, which were finalized in November 2018. Federal court judges in Pennsylvania and California separately blocked enforcements of these exemption regulations, with appellate courts upholding the decisions. On July 8, 2020, the Supreme Court reversed the lower courts’ rulings, allowing the rules to go into effect. Even though the U.S. Department of Labor issued a statement on January 10, 2022, reminding plans and issuers subject to these requirements of their responsibility to fully comply with the requirements under PHS Act section 2713 and the HRSA Guidelines, challenges or future regulatory efforts to erode the contraception mandate may persist. If successful, such challenges may adversely impact sales of FC2 in states that do not separately provide for reimbursement of FC2.

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

We will be exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, marketing and promotional laws, rules, and policies, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to comply with anti-corruption laws, including the FCPA, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and prevent employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Coverage and reimbursement may not be available for our products.

Market acceptance and sales for our marketed products, including ENTADFI and FC2, and drug candidates, including sabizabulin as a treatment for COVID-19, will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. We cannot be sure that coverage and reimbursement will be available for our drug candidates, if approved. We also cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our drug candidates.

We may not be able to gain and retain market acceptance for our drug candidates.

Physicians may not prescribe our drug candidates, if approved by the appropriate regulatory authorities for marketing and sale, which would prevent any such drug candidate from generating revenue. Market acceptance of our marketed products, including sabizabulin, ENTADFI, and FC2, and drug candidates by physicians, patients and payors, will depend on a number of factors, many of which are beyond our control, including the following:

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

We incurred net loss of $83.8 million during the year ended September 30, 2022. Pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur significant expenses until we are able to obtain regulatory approval and subsequently sell one or more of our drug candidates under development in significant quantities, which may not happen. We expect to devote most of our financial resources to research and development, including our non-clinical development activities and clinical trials. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Additional financing may be needed to support our development and commercialization activities.

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

We expect to incur significant expenditures over the next several years to support our preclinical and clinical development activities, particularly with respect to clinical trials for certain of our drug candidates and to commence the commercialization of our drug candidates and to commercialize our marketed products. Market volatility resulting from the COVID-19 pandemic or other factors could adversely affect our ability to access capital as and when needed and could also adversely affect the terms of a financing. If sales of FC2 decline, sales of ENTADFI are lower than expected, or sabizabulin is not authorized for sale due, in any case, to the current economic environment, supply constraints or other issues, we may need additional financing to make up for reduced expected cash flows from these products. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate some of our research and development activities or we may be unable to take advantage of future business opportunities.

If we fail to obtain additional capital, we may need to reduce the scope of our development or commercialization programs or we could be forced to share our rights to technologies with third parties on terms that may not be favorable to us.

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

We may experience competition, especially for sabizabulin as a treatment for COVID-19, if authorized, ENTADFI, and FC2.

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

Other parties have developed and marketed drugs for prevention and treatment of COVID-19. Many of these parties are substantially larger than us and are substantially better capitalized and have more resources and commercialization resources than us. These parties may also have better relationships with government and commercial payors.

Other parties have developed and marketed drugs for BPH that have been accepted by the physician, patient and payor communities. Many of these other products have also reached the point where they are now generic drugs, which means that they are sold at a very low price, a price which ENTADFI may not be able to meet which could limit ENTADFI’s reach into the physician, patient and payor communities, including government payors.

We may not be able to successfully implement our strategy to grow sales of FC2 or ENTADFI in the U.S. market or, if authorized, sabizabulin in the U.S. or any foreign market.

In 2017, we implemented a strategy to grow sales for FC2 in the U.S. market, focusing on prescription sales because FC2 is currently reimbursable by prescription under the ACA. As part of this growth strategy, we have developed relationships with distributors and telemedicine providers in the U.S. It is difficult to predict the degree of market acceptance and consumer demand we may achieve for FC2 in the U.S., and we may ultimately not be able to achieve or sustain significant sales growth in the U.S. market. Our prescription sales in the U.S. may also be adversely affected by regulations offering employers religious and moral exemptions from the ACA’s requirement to provide insurance covering birth control. In addition, while we experienced fast growth in prescription sales of FC2 through fiscal 2021 largely through a small number of current telemedicine providers, prescription sales of FC2 to those current telemedicine providers declined significantly in fiscal 2022. We may not be able to return to sales growth in fiscal 2023 as our current customers may not resume past ordering patterns and we may not be able to add additional telemedicine providers. Any failure to achieve and sustain sales growth for FC2 in the U.S. market may have a material adverse effect on our results of operations.

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

If authorized, we may not be successful in commercializing sabizabulin for the treatment of certain hospitalized COVID-19 patients due to our inexperience in launching an in-patient drug, reluctance of physicians to treat patients with sabizabulin, reluctance of hospital formulary committees or pharmacy managers to add sabizabulin to their formulary protocols, our inability to achieve pricing for sabizabulin at a price that we believe is commercially reasonable or that recognized the value of sabizabulin, our inability to replicate the clinical trial results of sabizabulin in the post-authorization setting, unforeseen adverse events from treatment with sabizabulin or any other reason. In addition, we may fail to comply with the complex and broad set of laws, rules and regulations in the U.S. and in other countries or regions that govern the manufacture, promotion, pricing, and reimbursement of drugs like sabizabulin. Any of these risks could negatively affect our ability to establish sabizabulin as a viable treatment for certain COVID-19 patients or our ability to grow sales of sabizabulin, if authorized.

We may not be able to expand sales of ENTADFI through partnering with telemedicine or other partners or through our own commercialization efforts. We may not be able to command a price with private and government payors for ENTADFI that would justify our devotion of significant resources to attempting to grow sales of ENTADFI. We may not be able to compete efficiently or effectively in a mature BPH market which is heavily generic. Failure to grow sales of ENTADFI would have a negative effect on our revenue and future plans.

We may not be able to sustain price levels for FC2 in the U.S. market.

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

The Company's two largest customers in fiscal 2022 accounted for 73% of the Company’s net revenues. An adverse change in our relationship with our largest customers could have a material adverse effect on our net revenues and profitability. Also, as we saw in fiscal 2022, adverse events at, and purchasing decisions by, these two customers can have a material adverse effect on our net revenues. In addition, we may have a concentration of accounts receivable with one or more of our largest customers, and a delay in payment by a large customer could have a material adverse effect on our cash flows and liquidity.

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

If general economic conditions, including continued or worsening inflation or supply chain challenges, recessionary pressures, rising interest rates, labor shortages, and rising unemployment, in the U.S. and other global markets in which we operate decline, or if consumers fear that economic conditions will decline, consumers may reduce expenditures for products such as our existing and potential products. Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, supply chain problems, inflation, political instability, declining consumer confidence, a continuation or worsening of the COVID-19 pandemic or another pandemic, unemployment, fluctuations in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our existing or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our products and potential drug candidates. In addition, a substantial portion of the sales of FC2 are made in the public market to government agencies, including USAID and other government agencies around the world. Worsening economic conditions as well as budget deficits and austerity measures may cause pressures on government budgets and result in a reduction in quantities or prices for purchases of FC2 by governmental agencies.

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

We are subject to a variety of taxes and tax collection and remittance obligations in the U.S. and foreign jurisdictions. Additionally, at any point in time, we may be under examination for value added, sales-based, payroll, product, import or other non-income taxes. We may recognize additional tax expense, be subject to additional tax liabilities, incur losses and penalties, due to changes in laws, regulations, administrative practices, principles, assessments by authorities and interpretations related to tax, including tax rules in various jurisdictions. We compute our income tax provision based on enacted tax rates in the countries in which we operate. As tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Changes in enacted tax rates and the assumptions and estimates we have made, as well as actions we may take, could result in a write down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.

Our effective tax rate may be negatively impacted if we are unable to realize deferred tax assets or by future changes to tax laws in jurisdictions in which we operate.

We are subject to income taxes in the U.S., the U.K. and other global jurisdictions. Our effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate. Changes in tax laws or tax rulings could have a material impact on our effective tax rate. Jurisdictions in which we operate, including the U.S. and the UK, may consider changes to existing tax laws. Such changes could increase our tax obligations in those countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of September 30, 2022, we had federal and state net operating loss carryforwards of approximately $112.5 million and $50.9 million, respectively, of which $29.7 million and $28.4 million, respectively, if not utilized to offset taxable income in future periods, will begin to expire in 2023 and will completely expire in 2042. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate ownership changes could limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income.

An “ownership change” (generally a 50% change in equity ownership over a three-year period) under Section 382 of the Code could limit our ability to offset, post-change, our U.S. federal taxable income. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses.

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

As of November 30, 2022, our executive officers and directors collectively beneficially owned approximately 23.9% of the outstanding shares of our common stock, including approximately 11.2% beneficially owned by Mitchell Steiner, M.D., our Chairman, President and Chief Executive Officer, and 10.7% beneficially owned by Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

•general stock market conditions;

•attacks by short sellers or substantial short interest in our common stock; or

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company’s headquarters are located in Miami, Florida in approximately 12,000 square feet of office space. The Company executed the lease for this office space in June 2021. The lease is for an eight-year term, which commenced on March 1, 2022 and ends on February 28, 2030.

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

The Company manufactures and warehouses FC2 within a leased facility with approximately 45,800 square feet of space in Selangor D.E., Malaysia. Production capacity at this facility is approximately 100 million units of FC2 annually. The Company executed the lease for this space in August 2019, for a three-year term commencing on September 1, 2019 and ending on August 31, 2022. The Company had an option to extend the term of the lease for a period of three years, which was executed so that the lease is effective through August 31, 2025. This facility is subject to periodic inspection by the FDA to ensure compliance with cGMP, as well as the U.K.-based notified body, which is responsible for CE and ISO accreditation.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Capital Market under the symbol “VERU”. The number of record holders of our common stock on November 30, 2022 was approximately 154.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru is a biopharmaceutical company with a drug development program for the treatment of hospitalized COVID-19 patients at high risk for acute respiratory distress syndrome (ARDS) and other viral-related ARDS and for the management of advanced breast and prostate cancers, as well as a sexual health program which includes two FDA-approved products, ENTADFI™, for the treatment of benign prostatic hyperplasia (BPH) and the FC2 Female Condom® (Internal Condom).

Infectious Disease Program:

The Company opportunistically developed sabizabulin 9mg, which has both broad anti-inflammatory and antiviral properties as a two-pronged approach to the treatment of COVID-19 virus infection in hospitalized moderate to severe patients at high risk for ARDS and death.

We discovered that sabizabulin, which is being developed for cancer indications, also has both broad anti-inflammatory and antiviral properties. We hypothesized that based on this mechanism of drug action, sabizabulin may serve as a two-pronged approach to the treatment of COVID-19 viral infection, and the subsequent debilitating inflammatory effects that can lead to ARDS and death. The Company has completed a positive Phase 2 and positive Phase 3 COVID-19 study evaluating sabizabulin in hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. The Phase 3 clinical study was a double-blind, randomized, placebo-controlled 204 hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. The primary endpoint was the proportion of patients that died by Day 60. Based on a planned interim analysis of the first 150 patients randomized, the Independent Data Monitoring Committee unanimously halted the study for clear clinical efficacy and identified no safety concerns. Treatment with sabizabulin 9 mg once daily resulted in a clinically meaningful and statistically significant 51.6% relative reduction in deaths compared to placebo. On June 7, 2022, the Company submitted a request for FDA emergency use authorization for sabizabulin in adult hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death.

On May 10, 2022, the Company had a pre-EUA meeting with the FDA to discuss next steps including the submission of an EUA application regarding sabizabulin for COVID-19. The outcome of this meeting was: (i) the FDA agreed that no additional efficacy studies were required to support an EUA application or a new drug application (NDA); and (ii) the FDA agreed that no additional safety data was required to support an EUA application and that collection of safety data under the EUA may satisfy the safety requirement for an NDA. The FDA agreed that the request for the EUA is supported by efficacy and safety from our positive Phase 3 COVID-19 study in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS and death and no additional clinical trials are required to support an NDA submission. On June 7, 2022, the Company submitted a request for FDA emergency use authorization. On July 6, 2022, the Company announced the publication of the results from the Phase 3 COVID-19 study evaluating the efficacy and safety of oral sabizabulin in The New England Journal of Medicine Evidence. On November 9, 2022, the FDA’s Pulmonary-Allergy Drugs Advisory Committee (PADAC) met to review sabizabulin for the EUA in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS. The advisory committee voted 8-5 that the known and potential benefits of sabizabulin when used for the treatment of adult patients hospitalized with COVID-19 at high risk of ARDS do not outweigh the known and potential risks of sabizabulin. However, there was additional discussion around the clinical trial design aspects of a potential confirmatory Phase 3 COVID-19 clinical trial as a post emergency use authorization requirement. The FDA considers the input of the advisory committee as part of their review of the EUA, but the advisory committee decision is not binding and the FDA makes the final decision on the request for EUA application.

The UK’s MHRA informed the Company on July 25, 2022, that the sabizabulin marketing authorization application will receive expedited review. On July 27, 2022, sabizabulin triggered Article 18 in the EU in which the EMA will evaluate sabizabulin to allow emergency use drug access to the EU Member States. On August 22, 2022, Australia’s TGA determined that sabizabulin treatment in hospitalized COVID-19 patients at high risk for ARDS qualifies for an expedited, provisional registration regulatory pathway.

We want to focus the clinical development of sabizabulin, a broad spectrum antiviral and anti-inflammatory agent, as a treatment for additional indications in COVID-19 ARDS, Influenza related ARDS, and other viral-associated ARDS.

Oncology Program:

The Company’s breast cancer drug pipeline has four clinical development programs for two drugs: enobosarm, oral selective androgen receptor agonist, and sabizabulin, oral microtubule disruptor.

Hormone receptor positive HER2- metastatic breast cancer:

Phase 3 clinical study – Enobosarm as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer. We are enrolling the Phase 3 multicenter, international, open label, and randomized (1:1) ARTEST registration clinical trial design to evaluate the efficacy and safety of enobosarm monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of AR+ ER+ HER2- metastatic breast cancer in approximately 210 patients with sufficient AR nuclei staining in their breast cancer tissue who had tumor progression on a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor. We have identified that patients who have sufficient AR nuclei staining in their breast cancer tissue are most likely to respond to enobosarm. Based on the recommendation of the FDA to have a companion diagnostic test to determine the patient’s AR status, we are partnering with Roche/Ventana Diagnostics, a global oncology diagnostics company, who will develop and commercialize a companion diagnostic AR test.

Phase 2b clinical study – Sabizabulin as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer. We also intend to conduct a Phase 2b clinical study of sabizabulin, a novel oral cytoskeleton disruptor, for the treatment of AR+ ER+ HER2- metastatic breast cancer in patients with sufficient AR nuclei staining. The Phase 2b clinical trial will be an open label, multicenter, and randomized (1:1) study evaluating the efficacy and safety of sabizabulin 32mg monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of ER+ HER2- metastatic breast cancer in approximately 200 patients with sufficient AR nuclei staining in their breast cancer tissue who had tumor progression on a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor.

Phase 3 clinical study – Enobosarm + abemaciclib combination as a 2nd line treatment of AR+ER+HER2- metastatic breast cancer. We are enrolling a Phase 3 multicenter, open label, randomized (1:1), active control clinical study, named ENABLAR-2 to evaluate the efficacy and safety of enobosarm plus abemaciclib combination therapy versus an alternative estrogen blocking agent (fulvestrant or an aromatase inhibitor) in subjects with AR+ ER+ HER2- metastatic breast cancer who have failed first line palbociclib (a CDK4/6 inhibitor) plus an estrogen blocking agent (non-steroidal aromatase inhibitor or fulvestrant) and have sufficient AR nuclei staining in their breast cancer tissue. We plan to enroll approximately 186 subjects in this Phase 3 clinical study. In January 2022, the Company entered into a clinical trial collaboration and supply agreement through which Eli Lilly and Company supplies abemaciclib for the ENABLAR-2 trial.

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

Sexual Health Program:

The Company's sexual health program includes two FDA-approved products: ENTADFI™, for the treatment of BPH, and FC2, for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections.

ENTADFI™ (tadalafil and finasteride) capsules, for oral use was approved by the FDA as a new oral treatment for BPH, or an enlarged prostate gland. The co-administration of tadalafil and finasteride has been shown to provide faster and more effective treatment of BPH than finasteride alone without causing unwanted sexual side effects. ENTADFI treats BPH with low potential for adverse sexual side effects, and we believe that ENTADFI being one single pill will help increase drug compliance whereas poor compliance with a BPH medicine could lead to an increased chance of acute urinary retention, urosepsis, and death. We have now initiated the U.S. commercial launch and availability of ENTADFI. We plan to market ENTADFI to healthcare providers and patients through digital marketing channels and distribution will also be conducted through pharmaceutical distribution channels. We plan to augment our marketing and sales efforts by seeking partners in the U.S. that offer us the ability to expand access through telemedicine and internet pharmacy services and will continue our search for the right commercial partners outside the U.S.

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

PREBOOST® Sale

On December 8, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Roman Health Ventures Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets related to the Company's PREBOOST® business. PREBOOST® is a 4% benzocaine medicated individual wipes for the treatment of premature ejaculation. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, $2.5 million payable 12 months after closing and $2.5 million payable 18 months after closing. The Company has received all such purchase price payments.

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

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, the United Kingdom and Malaysia, imposed unprecedented restrictions on travel, and there were business closures and a substantial reduction in economic activity in countries that had significant outbreaks of COVID-19. In addition, and in an attempt to slow the rapid growth of the COVID-19 infection rate, many governments around the world, including in the United States at the federal, state and local levels as well as in the United Kingdom and Malaysia, have from time to time imposed mandatory sheltering in place and social distancing restrictions that severely limit the ability of its citizens to travel freely and to conduct activities. While many countries have relaxed these restrictions, surges in COVID-19 could lead to some or all of such restrictions being reimposed in the U.S. or elsewhere.

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

The Company has had and believes it continues to have a sufficient quantity of FC2 inventory both inside and outside of Malaysia to satisfy expected customer demand. The closure and reduced operating capacity due to COVID-19 during fiscal 2021 did not have a material impact to the Company’s consolidated operating results in fiscal 2021 or the first half of fiscal 2022 and we do not expect them to have a material impact on the Company’s consolidated operating results in foreseeable future periods. The Company continues to operate enhanced health and safety protocols to protect the employees at its Malaysian facility, to respond in the event an employee at the facility is determined to have tested positive for COVID-19, and to mitigate the impact of COVID-19 on the Company’s Malaysian manufacturing operations. However, no such measures can eliminate risks relating to the COVID-19 pandemic, and if the Company’s Malaysian manufacturing facility is subject to future government mandates to counter COVID-19 or encounters labor or raw material shortages, transportation delays or other issues, our ability to supply product to our customers could be disrupted.

The sole supplier of the nitrile polymer sheath for FC2 also produces surgical gloves and has at times prioritized their production during the COVID-19 pandemic and may continue to do so, which could disrupt the Company’s supply of a critical raw material. However, at this time Malaysian ports are open for shipment, and we have only seen short delays in booking vessels for FC2 so we have factored this into our lead times when shipping product into key markets. Further actions taken to mitigate these factors include the Company’s continued focus on build of strategic stock to ensure supply is available during a period of potential disruption. The COVID-19 pandemic and related economic disruption may also adversely affect customer demand for FC2. For example, sales of FC2 could be impacted in the U.S. prescription channel if insurance coverage is affected by job losses and in the global public health sector if governments delay future tenders or reduce spending on female condoms due to financial strains or changed spending priorities caused by the COVID-19 pandemic. The COVID-19 pandemic did not have a material net impact on our consolidated operating results during the years ended September 30, 2022 and 2021.

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

Sales of FC2 in commercial and global public health sectors

FC2 Commercial Sector. In 2017, the Company began expanding access to FC2 in the U.S. by making it available by prescription. With a prescription, FC2 is covered by most insurance companies with no copay, coinsurance or deductible under the ACA. In 2018, we dissolved our small-scale marketing and sales program to focus our efforts in accessing fast-growing, highly reputable telemedicine firms to bring our much-needed FC2 product to patients with a prescription in a cost-effective and highly convenient manner. As a result of these efforts, the Company now supplies FC2 to telemedicine providers in the U.S. prescription channel. The Company continues working to develop supply and distributor relationships with additional telemedicine and other providers. The Company has launched its own dedicated direct to patient telemedicine platform and pharmacy services portal to continue to drive sales growth.

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

In February 2022, the Company received a tender award to supply 57% of a tender covering up to 120 million female condoms over three years in the Republic of South Africa. The Company has received its first orders and is manufacturing units under this tender award. In October 2020, the Company was awarded up to 20 million units through its distributor in Brazil under the new Brazil female condom tender. The Company shipped approximately 9.7 million units under this tender in fiscal 2021. The Company does not anticipate any additional shipments under this tender in Brazil.

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the U.S. prescription channel and global public health sector. The Company also had revenues from sales of PREBOOST® (Roman Swipes) through the date the PREBOOST® business was sold on December 8, 2020. The Company has also begun to recognize revenues from sales of ENTADFI. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

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

We have recently seen increases in the cost of the nitrile polymer used to produce FC2, as well as transportation, and may experience increases in other material costs due to the impact of COVID-19 and increased inflation. Our costs of sales and gross margins may be adversely impacted if we are unable to pass along cost increases to our customers.

Conducting research and development is central to our business model. The Company has multiple products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $70.6 million and $32.7 million for fiscal 2022 and 2021, respectively. In fiscal 2023, we expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

YEAR ENDED SEPTEMBER 30, 2022 COMPARED TO YEAR ENDED SEPTEMBER 30, 2021

The Company generated net revenues of $39.4 million and net loss of $83.8 million, or $(1.05) per basic and diluted common share, in fiscal 2022, compared to net revenues of $61.3 million and net income of $7.4 million, or $0.10 per basic common share and $0.09 per diluted common share, in fiscal 2021. Net revenues decreased 36% year over year.

Most of the Company’s net revenues were derived from sales of FC2 in the U.S. prescription channel and global public health sector. FC2 net revenues decreased 35% year over year. There was a 44% decrease in total FC2 unit sales and an increase in FC2 average sales price per unit of 17%. The principal factor for the increase in the FC2 average sales price per unit compared to prior year was an increase in the selling price of FC2 in the U.S. prescription channel and a decrease in volume discounts. The Company experienced a decrease of 35% in FC2 net revenues in the U.S. prescription channel and a decrease of 34% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is due to lower volume from telemedicine customers as a result of business challenges they experienced, which resulted in a slowdown in orders during the current year. We are working to restore ordering and utilization patterns in future periods based on growing awareness and demand through increased FC2 marketing efforts, as well as on-going discussions with new distribution partners in the telehealth sector. We are also working to generate additional revenues through our internal telehealth platform. We also expect to see growth in average sales price per unit based on the price increase in the U.S. prescription channel effective during fiscal 2022. We are working to increase U.S. public sector revenues through two new exclusive agreements recently executed. The reduction in the global public health sector is primarily due to sales in fiscal 2021 related to the Brazil and South Africa tenders, which did not repeat in fiscal 2022. Based on the recently awarded tender in South Africa for delivery in fiscal 2023, we expect to see an increase in sales volume in the global public health sector. Results in fiscal 2021 included net revenues of $0.9 million related to the PREBOOST® business before the sale of such business in December 2020. The Company began recognizing revenue from sales of ENTADFI in September 2022. Results in fiscal 2022 were not materially affected by such sales.

Significant variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector.

Cost of sales decreased to $8.8 million in fiscal 2022 from $13.3 million in fiscal 2021 primarily due to the decrease in unit sales.

Gross profit decreased to $30.6 million in fiscal 2022 from $47.9 million in fiscal 2021. Gross profit margin for fiscal 2022 was 78% of net revenues, which is consistent with that in fiscal 2021. The decrease in gross profit is primarily due to the decrease in the volume of FC2 sales.

Research and development expenses increased to $70.6 million in fiscal 2022 from $32.7 million in fiscal 2021, an increase of 116%. The increase is primarily due to increased costs associated with the multiple in-process research and development projects, mainly for the Phase 3 COVID-19 registration trial, the Phase 3 VERACITY clinical study, and the Phase 3 ARTEST study; as well as increased personnel costs. During fiscal 2022, the Company had four Phase 3 clinical trials and two Phase 2 clinical trial ongoing with additional clinical trial initiations planned, compared to three Phase 3 clinical trials and three Phase 2 clinical trials during fiscal 2021. This clinical trial activity has resulted in increased costs.

Selling, general and administrative expenses increased to $43.2 million in fiscal 2022 from $20.7 million in fiscal 2021, an increase of 109%. The increase is due primarily to the following: an increase in compensation costs, resulting from increased personnel and an increase in salaries for a cost-of-living adjustment; increased share-based compensation costs, resulting from an increase in headcount and an increase in the fair value of stock options due to increased volatility in our stock price; and additional costs associated with the commercialization of ENTADFI™, commercialization costs related to preparations for the potential launch of sabizabulin for COVID-19, and the launch of the Company’s own dedicated direct to patient telemedicine and pharmacy services portal/platform for FC2.

During fiscal 2021, we recorded a pre-tax gain on sale of the Company’s PREBOOST® business of $18.4 million. See Note 2 to the financial statements included in this report for additional information.

Interest expense, which is related to the Credit Agreement and Residual Royalty Agreement, was $4.4 million in fiscal 2022, which is a decrease from $4.9 million in fiscal 2021. The decrease is due to amortization of discounts and deferred issuance costs in fiscal 2021 related to the Credit Agreement, which was paid in full in fiscal 2021, partially offset by an increase in the accretion of the Residual Royalty Agreement liability.

Income recorded associated with the change in fair value of the embedded derivatives related to Residual Royalty Agreement was $3.6 million in fiscal 2022 compared to expense of $3.7 million in fiscal 2021. The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. The decrease in the fair value of the embedded derivates is due to a decrease in projected FC2 net revenues in future periods and increase in the discount rates used, driven by external market factors. See Note 3 and Note 9 to the financial statements included in this report for additional information.

The income tax expense in fiscal 2022 was $236,000, compared to the income tax benefit of $3.1 million in fiscal 2021. The change in income tax expense is primarily due to a tax benefit recorded in fiscal 2021 resulting from an adjustment to the value of the U.K. net operating losses due to an increase in the U.K. tax rates from 19% to 25% in fiscal 2021. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. does not have a material effect on income tax expense.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on September 30, 2022 was $80.2 million, compared to $122.4 million on September 30, 2021. On September 30, 2022, the Company had working capital of $63.3 million and stockholders’ equity of $80.8 million compared to working capital of $136.0 million and stockholders’ equity of $152.3 million as of September 30, 2021. The decrease in working capital is primarily due to the decrease in cash and cash equivalents, related to our increased research and development expenditures, and an increase in accounts payable and accrued research and development costs.

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

The Company believes its current cash position and cash expected to be generated from sales of the Company’s commercial products are adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-239493) or under a new registration statement.

Operating activities

Our operating activities used cash of $47.5 million in fiscal 2022. Cash used in operating activities included net loss of $83.8 million, adjustments to reconcile net income to net cash provided by operating activities totaling an increase of $10.4 million and changes in operating assets and liabilities of $25.9 million. Adjustments to net income primarily consisted of share-based compensation of $11.2 million and noncash interest expense of $1.7 million, partially offset by a decrease in the fair value of derivative liabilities of $3.6 million. The increase in cash from changes in operating assets and liabilities included an increase in accounts payable of $18.6 million, an increase in accrued expenses and other current liabilities of $8.7 million, and a decrease in accounts receivable of $4.5 million, partially offset by an increase in inventory of $3.1 million and an increase in prepaid expenses and other assets of $2.4 million.

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

Investing activities

Net cash from investing activities was $4.3 million in fiscal 2022, attributed to $5.0 million received on notes receivable from the sale of the Company’s PREBOOST® business, partially offset by $0.7 million in capital expenditures for manufacturing and office equipment.

Net cash from investing activities was $14.6 million in fiscal 2021, attributed to $15.0 million received from the sale of the Company’s PREBOOST® business, partially offset by $0.4 million in capital expenditures for manufacturing and office equipment.

Financing activities

Net cash provided by financing activities in fiscal 2022 was $1.1 million and primarily consisted of proceeds from stock option exercises of $1.1 million.

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

The Company made total payments under the Residual Royalty Agreement of $2.6 million and $1.1 million during fiscal 2022 and 2021, respectively. The Company made total payments under the Credit Agreement of $7.3 million during fiscal 2021. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to September 30, 2022 will be approximately $1.2 million under the Residual Royalty Agreement.

Common Stock Purchase Agreements

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement. The Company has not sold shares to Aspire Capital under the 2020 Purchase Agreement since June 2020. As of September 30, 2022, there was $18.9 million remaining under the 2020 Purchase Agreement, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. From fiscal 2006 through fiscal 2015, the Company generated taxable income on a consolidated basis. However, the Company had a cumulative pretax loss in the U.S. for fiscal 2022 and the three preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on their analysis concluded that an additional valuation allowance of $25.8 million should be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of September 30, 2022. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years.

Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial condition.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes and addition of the valuation allowance against the NOL carryforwards. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, and accounting principles. In addition, we may be subject to the examination of our income tax returns by the IRS and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Fair Value Measurements

As of September 30, 2022, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 9 to the financial statements included in this report.

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

The fair value of the embedded derivatives at September 30, 2022 was $4.3 million compared to $7.9 million at September 30, 2021. The Company recognized non-operating income of $3.6 million to adjust the fair value of these instruments. The decrease in the fair value of the embedded derivates is due to a decrease in projected FC2 net revenues in future periods and increases in the discount rates, resulting from external market factors.

Goodwill and Intangible Assets

The Company has $6.9 million recorded as goodwill at September 30, 2022 and 2021 and $4.0 million recorded as intangible assets at September 30, 2022 and 2021. The Company evaluates the carrying value of its goodwill and indefinite-lived intangible assets, which consists of in-process research and development (IPR&D), on an annual basis in the fourth quarter of each fiscal year or more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of the assets with their future undiscounted net cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of September 30, 2022, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

Report of Independent Registered Public Accounting Firm

Because we are a non-accelerated filer, our independent registered public accounting firm is not required to express an opinion on the effectiveness of our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 30, 2023. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters –Code of Business Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 30, 2023.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Lucy Lu, M.D. (Chairperson), Michael L. Rankowitz and Mario Eisenberger, M.D.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation and Benefits” and “Executive Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 30, 2023.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2022, for the Company's equity compensation plans and arrangements. In March 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan and authorized 2,000,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan. In July 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan and authorized 4,700,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan. In March 2018, the Company's shareholders approved the 2018 Equity Incentive Plan and in March 2021 the Company shareholders approved an increase in the number of shares authorized to be issued under the 2018 Equity Incentive Plan to 18,500,000 shares (subject to adjustment in the event of stock splits and other similar events). In June 2022, the Board of Directors adopted the 2022 Inducement Plan and authorized 4,000,000 shares (subject to adjustment in the event of stock splits and other similar events) for issuance under the plan. The 2022 Inducement Plan was adopted without shareholder approval in accordance with NASDAQ Listing Rule 5635(c)(4) for awards that provide a material inducement to new employees entry into employment with the Company.

	Number of Shares to be	Weighted-Average	Shares Remaining
	Issued upon Exercise of	Exercise Price of	Available for Issuance
	Outstanding Options	Outstanding Options	Under Compensation
Equity Plan Category	and SARs	and SARs	Plans

Equity compensation plans approved by shareholders	13,948,820	$4.79	6,553,501
Equity compensation plans not approved by shareholders	364,650	12.66	3,635,350
Total	14,313,470	$4.99	10,188,851

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 30, 2023. Information regarding director independence is incorporated by reference to the discussion under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 30, 2023.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 30, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2022 and 2021

Consolidated Statements of Operations for the Years Ended September 30, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended September 30, 2022 and 2021

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

10.21	Veru Inc. 2022 Employment Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on August 11, 2022).

21	Subsidiaries of Registrant. **

23.1	Consent of RSM US LLP. **

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **, ***

101

The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Date: December 5, 2022	VERU INC.

	BY:	/s/ Mitchell S. Steiner
Mitchell S. Steiner Chairman, Chief Executive Officer and President

	BY:	/s/ Michele Greco
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

Signature	Title	Date

/s/ Mitchell S. Steiner	Chairman of the Board, Chief Executive Officer, President, and Director	December 5, 2022
Mitchell S. Steiner	(Principal Executive Officer)

/s/ Michele Greco	Chief Financial Officer and Chief Administrative Officer	December 5, 2022
Michele Greco	(Principal Accounting and Financial Officer)

/s/ Mario Eisenberger	Director	December 5, 2022
Mario Eisenberger

/s/ Harry Fisch	Vice Chairman of the Board and Director	December 5, 2022
Harry Fisch

/s/ Grace S. Hyun	Director	December 5, 2022
Grace S. Hyun

/s/ Lucy Lu	Director	December 5, 2022
Lucy Lu

/s/ Michael L. Rankowitz	Director	December 5, 2022
Michael L. Rankowitz

Veru Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Veru Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veru Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation Allowance for Deferred Tax Assets

As described in Note 14 to the consolidated financial statements, the Company has recorded net deferred tax assets totaling approximately $13.0 million and net deferred tax liabilities totaling approximately $81,000 at September 30, 2022. The Company has recorded a valuation allowance of approximately $45.4 million at September 30, 2022 against its deferred tax assets in the United States and certain deferred tax assets in the United Kingdom. The Company has approximately $12.6 million of net deferred tax assets in the United Kingdom (U.K.) for which there is no valuation allowance. Management assesses the need for valuation allowances at least annually. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. In evaluating the Company's ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income and the potential Section 382 limitation on the net operating loss (NOL) carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.

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

Chicago, Illinois

December 5, 2022

VERU INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND 2021

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$80,190,675	$122,359,535
Accounts receivable, net	3,550,895	8,794,224
Notes receivable	—	5,000,000
Inventories, net	8,618,944	5,574,253
Prepaid research and development costs	10,444,587	9,174,586
Prepaid expenses and other current assets	1,964,373	850,889
Total current assets	104,769,474	151,753,487
Property and equipment, net	1,185,766	592,603
Operating lease right-of-use asset	4,786,915	969,839
Deferred income taxes	12,965,985	13,024,550
Intangible assets, net	3,977,381	4,048,810
Goodwill	6,878,932	6,878,932
Other assets	1,561,564	878,502
Total assets	$136,126,017	$178,146,723

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,003,394	$3,409,771
Accrued research and development costs	9,071,503	2,020,445
Accrued compensation	5,986,557	4,986,058
Accrued expenses and other current liabilities	2,249,995	1,615,922
Residual royalty agreement, short-term portion (Note 9)	1,169,095	3,237,211
Operating lease liability, short-term portion	957,085	497,903
Total current liabilities	41,437,629	15,767,310
Residual royalty agreement, long-term portion (Note 9)	9,656,441	9,397,136
Operating lease liability, long-term portion	4,093,667	609,921
Deferred income taxes	81,067	63,426
Other liabilities	18,577	14,986
Total liabilities	55,287,381	25,852,779

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, no shares issued and outstanding at September 30, 2022 and 2021, respectively	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 82,692,598 and 82,153,452 shares issued and 80,508,894 and 79,969,748 shares outstanding at September 30, 2022 and 2021, respectively	826,926	821,535
Additional paid-in-capital	253,974,032	241,658,711
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(165,574,198)	(81,798,178)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	80,838,636	152,293,944
Total liabilities and stockholders' equity	$136,126,017	$178,146,723

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

Net revenues	$39,354,352	$61,259,528

Cost of sales	8,762,964	13,332,305

Gross profit	30,591,388	47,927,223

Operating expenses:
Research and development	70,646,103	32,694,405
Selling, general and administrative	43,168,845	20,670,319
Total operating expenses	113,814,948	53,364,724

Gain on sale of PREBOOST® business	—	18,410,158

Operating (loss) income	(83,223,560)	12,972,657

Non-operating expenses:
Interest expense	(4,368,798)	(4,886,054)
Change in fair value of derivative liabilities	3,557,000	(3,669,000)
Other income (expense), net	495,735	(152,367)
Total non-operating expenses	(316,063)	(8,707,421)

(Loss) income before income taxes	(83,539,623)	4,265,236

Income tax expense (benefit)	236,397	(3,129,138)

Net (loss) income	$(83,776,020)	$7,394,374

Net (loss) income per basic common share outstanding	$(1.05)	$0.10

Basic weighted average common shares outstanding	80,122,526	76,272,853

Net (loss) income per diluted common share outstanding	$(1.05)	$0.09

Diluted weighted average common shares outstanding	80,122,526	83,802,420

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2020	72,047,385	$720,474	$126,971,518	$(581,519)	$(89,192,552)	$(7,806,605)	$30,111,316
Share-based compensation	—	—	5,050,389	—	—	—	5,050,389
Shares issued in connection with public offering of common stock, net of fees and costs	7,419,354	74,194	107,888,104	—	—	—	107,962,298
Issuance of shares pursuant to share-based awards	1,112,102	11,121	1,764,446	—	—	—	1,775,567
Issuance of shares pursuant to common stock purchase warrants	1,574,611	15,746	(15,746)	—	—	—	—
Net income	—	—	—	—	7,394,374	—	7,394,374
Balance at September 30, 2021	82,153,452	821,535	241,658,711	(581,519)	(81,798,178)	(7,806,605)	152,293,944
Share-based compensation	—	—	11,242,423	—	—	—	11,242,423
Issuance of shares pursuant to share-based awards	539,146	5,391	1,072,898	—	—	—	1,078,289
Net loss	—	—	—	—	(83,776,020)	—	(83,776,020)
Balance at September 30, 2022	82,692,598	$826,926	$253,974,032	$(581,519)	$(165,574,198)	$(7,806,605)	$80,838,636

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(83,776,020)	$7,394,374
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	209,595	211,394
Noncash change in right-of-use assets	594,398	382,476
Noncash interest expense, net of interest paid	1,748,189	(3,594,214)
Share-based compensation	11,242,423	5,050,389
Gain on sale of PREBOOST® business	—	(18,410,158)
Deferred income taxes	76,206	(3,569,048)
Provision for obsolete inventory	82,019	583,503
Change in fair value of derivative liabilities	(3,557,000)	3,669,000
Other	(6,777)	(6,182)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,537,829	(3,561,987)
(Increase) decrease in inventories	(3,126,710)	546,378
Increase in prepaid expenses and other assets	(2,352,547)	(8,643,316)
Increase in accounts payable	18,593,623	597,098
Increase in accrued expenses and other current liabilities	8,698,314	4,248,234
Decrease in operating lease liabilities	(468,546)	(468,965)
Net cash used in operating activities	(47,505,004)	(15,571,024)

INVESTING ACTIVITIES
Cash proceeds from sale of PREBOOST® business	5,000,000	15,000,000
Capital expenditures	(733,052)	(376,649)
Net cash provided by investing activities	4,266,948	14,623,351

FINANCING ACTIVITIES
Proceeds from sale of shares in public offering, net of fees	—	108,099,988
Payment of costs related to public offering	—	(137,690)
Proceeds from stock option exercises	1,078,289	1,775,567
Proceeds from premium finance agreement	—	1,061,442
Installment payments on premium finance agreement	—	(1,061,442)
Cash paid for debt portion of finance lease	(9,093)	(19,435)
Net cash provided by financing activities	1,069,196	109,718,430

Net (decrease) increase in cash and cash equivalents	(42,168,860)	108,770,757
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	122,359,535	13,588,778
CASH AND CASH EQUIVALENTS AT END OF YEAR	$80,190,675	$122,359,535

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$422,135	$248,746
Cash paid for interest	$2,620,609	$8,480,268
Schedule of non-cash investing and financing activities:
Notes receivable for sale of PREBOOST® business	$—	$5,000,000
Right-of-use assets recorded in exchange for lease liabilities	$4,411,474	$—

See notes to consolidated financial statements.

VERU INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”); The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited, Veru Biopharma Europe Limited, and Veru Biopharma Netherlands B.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a biopharmaceutical company focused on developing novel medicines for COVID-19 and other viral acute respiratory distress syndrome (ARDS)-related diseases and for oncology. The Company has multiple drug products under clinical development. The Company also has two FDA-approved products: ENTADFI, a new initial treatment for men with lower urinary tract symptoms from an enlarged prostate that was approved by the FDA in fiscal 2022, and the FC2 Female Condom/FC2 Internal Condom® (FC2), an internal condom for the prevention of pregnancy, sexually transmitted infections, and HIV/AIDs. Most of the Company’s net revenues during fiscal 2022 and 2021 were derived from sales of FC2.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 150 countries. It is marketed to consumers in 22 countries through distributors, public health programs, and/or retailers and in the U.S. by prescription. ENTADFI, which was made available for commercial sale in August 2022, is currently being distributed in the U.S. through pharmaceutical distribution channels.

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

Segments: We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. Prior to the commercialization of ENTADFI, we managed two distinct business segments: Pharmaceuticals, which engaged exclusively in research and development activities and FC2, which included the Company’s single commercial product. Beginning in the second quarter of 2022, as a result of added commercialization efforts related to ENTADFI and sabizabulin as a treatment for COVID-19, the Company now operates as a single operating segment. Our determination that we operate as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker (CODM) for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis.

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

Inventories: Inventories are valued at the lower of cost or net realizable value. The cost is determined using the first-in, first-out (FIFO) method. Inventories are also written down for management’s estimates of product which will not sell prior to its expiration date. Write-downs of inventories establish a new cost basis which is not increased for future increases in the net realizable value of inventories or changes in estimated obsolescence.

The Company capitalizes inventory costs associated with its drug products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Prior to an initial regulatory approval for our drug products under clinical development, we expense costs relating to the production of inventory as research and development expense in the Company’s consolidated statements of operations, in the period incurred.

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

Goodwill consists of the cost of an acquired business in excess of the fair value of the net assets acquired. The Company’s goodwill is assigned to the reporting unit that is expected to benefit from the synergies of a business combination. The Company has identified two reporting units within its single operating segment. The Company tests goodwill and indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the Company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the Company's business plans and a market participant's views. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company's results of operations. Actual results may differ from the Company's estimates. The fair value of the reporting unit is compared with its carrying amount and an impairment charge would be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value.

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

Intangible assets are highly vulnerable to impairment charges, particularly IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval, additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. The Company has previously recorded impairment charges related to IPR&D. Considering the high-risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, additional IPR&D impairment charges are likely to occur in future periods.

Deferred financing costs: Costs incurred in connection with the common stock purchase agreements discussed in Note 10 have been included in other assets on the accompanying consolidated balance sheets at September 30, 2022 and 2021. When shares of the Company’s common stock are sold under the common stock purchase agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

Costs incurred in connection with the issuance of debt discussed in Note 9 were recorded as a reduction of the credit agreement liability and were amortized using the effective interest method over the repayment period of the debt. The debt was repaid in August 2021. The amortization is included in interest expense on the accompanying consolidated statement of operations for the year ended September 30, 2021.

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

Research and development costs: Research and development costs are expensed as they are incurred and include salaries and benefits, costs to conduct clinical trials, and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company did not have any material capitalized nonrefundable advance payments as of September 30, 2022 or September 30, 2021.

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

Prior to an initial regulatory approval for our drug products under clinical development, we expense costs relating to the production of inventory as research and development expense in the Company’s consolidated statements of operations, in the period incurred. In fiscal 2022, we recorded $18.6 million as research and development expense for pre-launch inventory costs related to sabizabulin as a treatment for COVID-19. Pre-launch inventory costs included in research and development expense were immaterial to the Company’s results of operations in fiscal 2021.

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

Advertising: The Company's policy is to expense advertising costs as incurred. Advertising costs were immaterial to the Company’s results of operations for the years ended September 30, 2022 and 2021.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency, resulting in the adoption of the U.S. dollar as the functional currency for all foreign subsidiaries. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of September 30, 2022 and September 30, 2021. Assets located outside of the U.S. totaled approximately $10.8 million and $8.5 million at September 30, 2022 and September 30, 2021, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis. Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized. In fiscal 2022 and 2021, comprehensive income (loss) is equivalent to the reported net income (loss).

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

Recent accounting pronouncements not yet adopted: We have reviewed all recently issued accounting pronouncements and have determined that such standards that are not yet effective will not have a material impact on our financial statements or do not otherwise apply to our operations.

Note 2 – Sale of PREBOOST® Business

On December 8, 2020, the Company entered into an Asset Purchase Agreement, pursuant to which the Company sold substantially all of the assets related to the Company's PREBOOST business. PREBOOST is a 4% benzocaine medicated individual wipe for the treatment of premature ejaculation. The transaction closed on December 8, 2020. The purchase price for the transaction was $20.0 million, consisting of $15.0 million paid at closing, a $2.5 million note receivable due 12 months after closing and a $2.5 million note receivable due 18 months after closing. The Company collected the final $5.0 million due on the notes receivable during fiscal 2022. Total assets sold, consisting of intangible assets, had a net book value of approximately $1.6 million, resulting in a pre-tax gain on sale of approximately $18.4 million. The Company had income before income taxes of $327,000 during fiscal 2021 related to the PREBOOST business before the sale.

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

There were no transfers between Level 1, Level 2 and Level 3 during fiscal 2022 and 2021.

Amounts capitalized as IPR&D are subject to impairment testing until the completion or abandonment of the associated research and development efforts. We use probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs including estimated revenues, costs, probability of technical and regulatory success and discount rates to measure impairment, if any.

As of September 30, 2022 and 2021, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, are also classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the years ended September 30, 2022 and 2021:

	2022	2021

Beginning balance	$7,851,000	$4,182,000
Change in fair value of derivative liabilities	(3,557,000)	3,669,000
Ending balance	$4,294,000	$7,851,000

The expense or income associated with the change in fair value of the embedded derivatives is presented as a separate line item in the accompanying consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 9 for additional information. There is no current observable market for these types of derivatives. The Company previously determined the fair value of the embedded derivatives using a Monte Carlo simulation model. Since the Credit Agreement has been satisfied as of September 30, 2021, the fair value of the embedded derivative within the Residual Royalty Agreement has been calculated by using a scenario-based method, whereby different scenarios are valued and probability weighted. The Company determined that with only the embedded derivative under the Residual Royalty Agreement remaining, there is no material difference between these two valuation models. The scenario-based valuation model incorporates transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The decrease in the fair value of derivative liabilities in fiscal 2022 was driven by a decrease in the expected cash outflows under the Residual Royalty Agreement, due to decreases in projected FC2 net revenues in future periods, and increases in the discount rates used, due primarily to external market factors. The increase in fiscal 2021 was driven by an increase in projected FC2 net revenues in future periods and decreases in the discount rates used.

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of September 30, 2022 and 2021:

Valuation Methodology	Significant Unobservable Input	2022

Scenario-Based	Estimated change of control dates	September 2023 to September 2025
	Discount rate	13.6% to 14.2%
	Probability of change of control	20% to 90%

Valuation Methodology	Significant Unobservable Input	2021

Monte Carlo Simulation	Estimated change of control dates	September 2022 to September 2025
	Discount rate	6.6% to 7.9%
	Probability of change of control	20% to 90%

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

The Company’s revenue is primarily from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of PREBOOST® medicated wipes for the treatment of premature ejaculation through the date the PREBOOST® business was sold on December 8, 2020. ENTADFI, which was made available for commercial sale in August 2022, is currently being distributed in the U.S. through pharmaceutical distribution channels. The Company recognized net revenues related to ENTADFI beginning in September 2022. The following table presents net revenues by product and sector for the years ended September 30, 2022 and 2021:

	2022	2021
FC2
U.S. prescription channel	$30,223,079	$46,470,448
Global public health sector	9,128,858	13,926,249
Total FC2	39,351,937	60,396,697
Other	2,415	862,831
Net revenues	$39,354,352	$61,259,528

The following table presents net revenue by geographic area for the years ended September 30, 2022 and 2021:

	2022	2021

United States	$31,430,235	$48,938,821
Other	7,924,117	12,320,707
Net revenues	$39,354,352	$61,259,528

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying consolidated balances sheets, was approximately $342,000 and $132,000 at September 30, 2022 and 2021, respectively.

The amount of revenue recognized that was included in the contract liabilities and unearned revenues balance at the beginning of the period was $130,000 and $6,000 during the years ended September 30, 2022 and 2021, respectively, after satisfying its contract obligations and transferring control.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company’s standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of sales within the period. As is typical in the Company’s business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 90 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company classified approximately $0.7 million of trade receivables with its distributor in Brazil as long-term as of September 30, 2022, because payment was expected in greater than one year. The long-term portion of trade receivables is included in other assets on the accompanying consolidated balance sheet.

The components of accounts receivable consist of the following at September 30, 2022 and 2021:

	2022	2021

Trade receivables, gross	$4,289,892	$8,938,849
Less: allowance for doubtful accounts	(12,143)	(20,643)
Less: allowance for sales returns and payment term discounts	(12,854)	(123,982)
Less: long-term trade receivables*	(714,000)	—
Accounts receivable, net	$3,550,895	$8,794,224

*Included in other assets on the accompanying consolidated balance sheets.

No customer had a current accounts receivable balance that represented 10% of current assets at September 30, 2022 and 2021.

At September 30, 2022, two customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 83% of net accounts receivable and long-term trade receivables in the aggregate. At September 30, 2021, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 90% of the Company’s net accounts receivable in the aggregate.

For the year ended September 30, 2022, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 73% of the Company’s net revenues in the aggregate. For the year ended September 30, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 75% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no material change in the allowance for doubtful accounts for the years ended September 30, 2022 or 2021.

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

Note 6 – Inventories

Inventories consisted of the following at September 30, 2022 and September 30, 2021

	2022	2021

Raw material	$1,662,712	$1,371,133
Work in process	872,596	112,915
Finished goods	6,099,343	4,547,690
Inventories, gross	8,634,651	6,031,738
Less: inventory reserves	(15,707)	(457,485)
Inventories, net	$8,618,944	$5,574,253

Note 7 – Property and Equipment

Property and equipment consisted of the following at September 30, 2022 and 2021:

	Estimated
	Useful Life	2022	2021
Property and equipment:
Manufacturing equipment	5 - 8 years	$2,902,715	$2,875,744
Office equipment, furniture and fixtures	3 - 10 years	1,440,475	991,146
Leasehold improvements	3 - 8 years	484,460	298,886
Total property and equipment		4,827,650	4,165,776
Less: accumulated depreciation and amortization		(3,641,884)	(3,573,173)
Property and equipment, net		$1,185,766	$592,603

Depreciation expense for the years ended September 30, 2022 and 2021 was approximately $138,000 and $98,000, respectively. Property and equipment included $276,000 and $210,000 at September 30, 2022 and 2021, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 8 –Intangible Assets and Goodwill

Intangible Assets

Intangible assets includes IPR&D and covenants not-to-compete.

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2022:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$422,619	$77,381
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$422,619	$3,977,381

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2021:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$351,190	$148,810
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$351,190	$4,048,810

Amortization is recorded on a straight-line basis over seven years for the covenants not-to-compete. The amortization expense is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization expense was approximately $71,000 and $113,000, for the years ended September 30, 2022 and 2021, respectively. Based on finite-lived intangible assets recorded as of September 30, 2022, the estimated future amortization expense is approximately $71,000 in fiscal 2023 and $6,000 in fiscal 2024.

Goodwill

The carrying amount of goodwill at September 30, 2022 and 2021 was $6.9 million. There was no change in the balance during the years ended September 30, 2022 and 2021.

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

At September 30, 2022 and 2021, the Residual Royalty Agreement liability consisted of the following:

	2022	2021

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	9,950,908	5,582,110
Less: cumulative payments	(3,765,372)	(1,144,763)
Residual royalty agreement liability, excluding embedded derivative liability	6,531,536	4,783,347
Add: embedded derivative liability at fair value (see Note 3)	4,294,000	7,851,000
Total residual royalty agreement liability	10,825,536	12,634,347
Residual royalty agreement liability, short-term portion	(1,169,095)	(3,237,211)
Residual royalty agreement liability, long-term portion	$9,656,441	$9,397,136

As the Company has repaid the original principal of $10.0 million advanced in connection with the Credit Agreement and the Residual Royalty Agreement, payments under the Residual Royalty Agreement are classified as interest payments and included in operating activities on the accompanying consolidated statements of cash flows. The short-term portion of the Residual Royalty Agreement liability represents the aggregate of the estimated quarterly royalty payments payable during the 12-month period subsequent to the balance sheet dates.

Interest expense related to the Credit Agreement and the Residual Royalty Agreement consisted of amortization of the discounts, accretion of the liability for the Residual Royalty Agreement and amortization of the deferred issuance costs. For the years ended September 30, 2022 and 2021, interest expense related to the Credit Agreement and Residual Royalty Agreement was as follows:

	2022	2021

Amortization of discounts	$—	$1,459,330
Accretion of residual royalty agreement	4,368,798	3,392,423
Amortization of deferred issuance costs	—	34,301
Interest expense	$4,368,798	$4,886,054

Premium Finance Agreement

On November 1, 2020, the Company entered into an agreement to finance $1.1 million of its directors and officers liability insurance premium at an annual percentage rate of 3.94%. The financing agreement was payable in three quarterly installments of principal and interest, which began on January 1, 2021. The last payment was made in June 2021 and there was no balance outstanding as of September 30, 2022 or 2021

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at September 30, 2022 or September 30, 2021. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at September 30, 2022 or September 30, 2021.

Common Stock

We are authorized to issue up to 154,000,000 shares of common stock, $0.01 par value per share. Holders are entitled to one vote for each share of common stock.

Shelf Registration Statements

In June 2020, the Company filed a shelf registration statement on Form S-3 (File No. 333-239493) with a capacity of $150 million, which was declared effective by the Securities and Exchange Commission (“SEC”) on July 1, 2020. At September 30, 2022, $16.1 million remains available under that shelf registration statement.

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

Common Stock Purchase Warrants

In connection with the closing of the APP Acquisition, the Company issued warrants to purchase up to 2,585,379 shares of the Company's common stock to Torreya Capital, the Company's financial advisor (the “Financial Advisor Warrants”). The Financial Advisor Warrants had a five-year term expiring October 31, 2021, a cashless exercise feature and an exercise price equal to $1.93 per share. The Financial Advisor Warrants vested upon issuance. During fiscal 2021, the remaining outstanding Financial Advisor Warrants to purchase 2,326,841 shares of the Company’s common stock were exercised using the cashless exercise feature, resulting in the issuance of 1,574,611 shares of common stock. As of September 30, 2022, there were no outstanding common stock purchase warrants.

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

Upon execution of the 2020 Purchase Agreement, the Company issued and sold 1,644,737 shares of common stock to Aspire Capital under the 2020 Purchase Agreement, resulting in proceeds to the Company of $5 million. There was no activity under the 2020 Purchase Agreement in fiscal 2022 or fiscal 2021. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at September 30, 2022 and 2021 is included in other assets on the accompanying consolidated balance sheets. As of September 30, 2022, the amount remaining under the 2020 Purchase Agreement is $18.9 million, which is registered under the Company’s 2020 shelf registration statement on Form S-3 (File No. 333-239493).

Note 11 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. We recorded income tax benefits for share-based compensation expense of approximately $2.5 million and $1.1 million in fiscal 2022 and 2021, respectively. For fiscal 2022 and 2021, we recorded share-based compensation expenses as follows:

	2022	2021

Cost of sales	$328,225	$65,165
Selling, general and administrative	8,151,505	3,629,732
Research and development	2,762,693	1,355,492
	$11,242,423	$5,050,389

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

On June 16, 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to new hires who satisfy the requirements to be granted inducement grants under Nasdaq listing rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of our 2018 Plan. The Company has reserved 4,000,000 shares of common stock under the Inducement Plan and as of September 30, 2022, 3,635,350 shares remain available for issuance.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of September 30, 2022, 6,534,734 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of September 30, 2022, 18,767 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during fiscal 2022 and 2021:

	2022	2021
Weighted Average Assumptions:
Expected Volatility	84.53%	69.68%
Expected Dividend Yield	0.00%	0.00%
Risk-free Interest Rate	2.17%	0.67%
Expected Term (in years)	6.0	5.9
Fair Value of Options Granted	$7.10	$3.58

During the years ended September 30, 2022 and 2021, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at September 30, 2022:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2021	10,600,680	$2.84
Granted	4,494,615	9.79
Exercised	(539,146)	2.00
Forfeited	(292,679)	5.64
Outstanding at September 30, 2022	14,263,470	$5.00	7.30	$96,040,469
Exercisable at September 30, 2022	7,763,554	$2.22	6.04	$72,896,243

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the year ended September 30, 2022 of $11.52, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised was approximately $8.1 million and $9.2 million during the years ended September 30, 2022 and 2021, respectively. Cash received from options exercised was $1.1 million and $1.8 million in the years ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company had unrecognized compensation expense of approximately $29.7 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.9 years.

During fiscal 2022 and 2021, the Company modified stock options held by certain optionees upon termination of their employment by the Company or resignation from the board of directors. As permitted under the 2018 Plan, the stock options were primarily modified to accelerate vesting or to allow for continued vesting. The aggregate amount of expense recognized in connection with these modifications was approximately $1.0 million and $550,000 during the years ended September 30, 2022 and 2021, respectively.

Stock Appreciation Rights

In fiscal 2017, the Company issued stock appreciation rights based on 50,000 shares of the Company’s common stock to an employee that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of September 30, 2022 and 2021, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 12 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures.

Corporate Headquarters

In June 2021, the Company executed a lease for its new corporate headquarters in Miami, Florida. The Company is leasing approximately 12,000 square feet of office space for an eight year term, which commenced on March 1, 2022. The space replaced the Company’s previous corporate headquarters in Miami, Florida when the lease terminated at the end of February 2022. Annual base rent payments are $58.00 per square foot and are subject to a 3% annual escalation. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $117,000, which is included in other assets on the accompanying consolidated balance sheet as of September 30, 2022 and 2021.

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

International Leases

The Company leases approximately 6,400 square feet of office space located in London, England. The lease was effective in August 2020 with a five year term and a tenant’s option to cancel after three years with no penalty to the Company. It is reasonably certain that the Company will exercise that option. The Company maintains a security deposit of approximately $58,000. The lease requires quarterly payments of approximately $41,100.

The Company leases 45,800 square feet of manufacturing and warehouse space in Selangor D.E., Malaysia. The Company executed the lease for this space in August 2019, for a three-year term commencing September 1, 2019 and ending August 31, 2022. The Company had an option to extend the term of the lease for a period of three years, which was executed so that the lease is effective through August 31, 2025. The lease requires monthly payments of approximately $15,400. Based on the terms of the lease agreement, the Company maintains a security deposit of approximately $46,000.

Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for the office equipment leases. The components of the Company’s lease cost were as follows for the years ended September 30, 2022 and 2021:

	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$3,631	$8,731
Interest on lease liabilities	403	2,765
Operating lease cost	883,928	542,751
Short-term lease cost	46,117	44,347
Variable lease cost	211,840	178,527
Sublease income	(179,378)	(179,378)
Total lease cost	$966,541	$597,743

The Company paid cash of $680,000 and $650,000 for amounts included in the measurement of operating lease liabilities during the year ended September 30, 2022 and 2021, respectively. The Company’s operating lease ROU assets and related lease liabilities are presented as separate line items on the accompanying consolidated balance sheet as of September 30, 2022 and 2021.

Other information related to the Company’s leases as of September 30, 2022 and 2021 was as follows:

	2022	2021
Operating Leases
Weighted-average remaining lease term	6.8	2.9
Weighted-average discount rate	7.6%	11.5%
Finance Leases
Weighted-average remaining lease term	—	0.4
Weighted average discount rate	—	13.9%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of September 30, 2022, maturities of lease liabilities were as follows:

	Operating	Sublease
	Leases	Income
Fiscal year ended September 30,
2023	$1,003,524	$190,749
2024	920,924	—
2025	917,697	—
2026	788,467	—
2027	810,055	—
Thereafter	2,049,375	—
Total lease payments	6,490,042	$190,749
Less imputed interest	(1,439,290)
Total lease liabilities	$5,050,752

The Company does not have any leases that have not yet commenced as of September 30, 2022.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the NOL carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. The Company had a cumulative pretax loss in the U.S. for fiscal 2022 and the two preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on our analysis, concluded that a full valuation allowance should be recorded related to federal and state NOL carryforwards as of September 30, 2022. The valuation allowance against U.S. deferred tax assets was increased by $25.8 million during the year ended September 30, 2022. As of September 30, 2022 and 2021 respectively, the Company has recorded a valuation allowance of $42.2 million and $16.4 million against U.S. deferred tax assets. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million as of September 30, 2022 and 2021. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income. Veru Biopharma UK Limited has a full valuation allowance of $49,000.

As of September 30, 2022, the Company had U.S. federal and state NOL carryforwards of approximately $112.5 million and $50.9 million, respectively, for income tax purposes with $29.7 million and $28.4 million, respectively, expiring in fiscal years 2023 to 2042 and $82.8 million and $22.5 million, respectively, which can be carried forward indefinitely. The Company also has U.S. federal research and development tax credit carryforwards of $8.5 million, expiring in fiscal years 2038 to 2042. The Company’s U.K. subsidiary and Veru Biopharma UK Limited have U.K. NOL carryforwards of approximately $63.1 million as of September 30, 2022, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

(Loss) income before income taxes was taxed by the following jurisdictions for the years ended September 30, 2022 and 2021:

	2022	2021

Domestic	$(82,186,464)	$4,822,626
Foreign	(1,353,159)	(557,390)
Total	$(83,539,623)	$4,265,236

A reconciliation between the effective tax rate and the U.S. statutory rate and the related income tax expense (benefit) is as follows:

	2022		2021
	Amount	Tax Rate	Amount	Tax Rate
Income tax (benefit) expense at U.S. federal statutory rates	$(17,543,321)	21.0%	$895,699	21.0%
State income tax (benefit) expense, net of federal benefits	(1,358,354)	1.6	69,353	1.6
Effect of change in U.K. tax rate	—	—	(3,746,247)	(87.8)
Non-deductible expenses – other	76,913	(0.1)	137,003	3.2
U.S. research and development tax credit	(5,720,374)	6.9	(2,761,415)	(64.7)
Effect of foreign income tax rates	409,048	(0.5)	461,177	10.8
Effect of common stock options and warrants exercised	(1,580,756)	1.9	(3,848,412)	(90.2)
Effect of Paycheck Protection Program funds	—	—	(113,442)	(2.7)
Effect of global intangible low-taxed income	24,691	(0.0)	219,167	5.1
Change in valuation allowance	25,792,441	(30.9)	5,505,271	129.1
Other, net	136,109	(0.2)	52,708	1.2
Income tax expense (benefit)	$236,397	(0.3)%	$(3,129,138)	(73.4)%

On June 10, 2021, the U.K. Finance Act 2021 was enacted increasing the U.K. tax rate from 19% to 25% effective April 1, 2023. The increase in the tax rate increased the value of the deferred tax assets in the U.K. by $3.7 million with a corresponding valuation allowance of $0.7 million, which resulted in a net income tax benefit of $3.0 million during the year ended September 30, 2021.

The federal and state income tax expense (benefit) for the years ended September 30, 2022 and 2021 is summarized below:

	2022	2021

Deferred – U.K.	$(42,089)	$(3,457,096)
Deferred – Malaysia	118,295	(111,952)
Subtotal	76,206	(3,569,048)

Current – U.S.	126,079	51,880
Current – Malaysia	34,112	388,030
Subtotal	160,191	439,910

Income tax benefit	$236,397	$(3,129,138)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$23,627,461	$8,209,224
State net operating loss carryforwards	2,850,956	1,646,827
Foreign net operating loss carryforwards – U.K.	15,773,497	15,875,889
Foreign capital allowance – U.K.	128,490	117,709
U.K. bad debts	—	2,500
Share-based compensation – U.K.	265,631	80,844
U.S. research and development tax credit carryforward	8,481,789	2,761,415
U.S. deferred rent	81,507	31,034
Accrued compensation	1,227,290	156,121
Share-based compensation	4,325,354	2,071,838
Interest expense	2,206,484	1,368,042
Change in fair value of derivative liability	220,607	1,025,425
Other, net – Malaysia	—	100,654
Other, net – U.S.	—	16,082
Gross deferred tax assets	59,189,066	33,463,604
Valuation allowance for deferred tax assets	(45,372,452)	(19,580,011)
Net deferred tax assets	13,816,614	13,883,593
Deferred tax liabilities:
In process research and development	(882,427)	(882,427)
Covenant not-to-compete	(17,508)	(33,671)
Other, net – Malaysia	(17,641)	—
Other	(14,120)	(6,371)
Net deferred tax liabilities	(931,696)	(922,469)
Net deferred tax asset	$12,884,918	$12,961,124

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2022	2021

Long-term deferred tax asset – U.K.	$12,965,985	$12,923,896
Long-term deferred tax asset – Malaysia	—	100,654
Total long-term deferred tax asset	$12,965,985	$13,024,550

Long-term deferred tax liability – U.S.	$(63,426)	$(63,426)
Long-term deferred tax liability – Malaysia	(17,641)	—
Total long-term deferred tax liability	$(81,067)	$(63,426)

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

The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. federal and state tax returns. The following summarizes open tax years in the relevant jurisdictions:

•For the U.S., a tax return may be audited any time within 3 years from filing date. The U.S. open tax years are for fiscal 2019 through 2021, which expire in years 2023 through 2025, respectively.

•For Malaysia, a tax return may be audited any time within 5 years from filing date (7 months after the fiscal year end). The Malaysia open tax years are for 2017 through 2021, which expire on December 31, 2022 through 2026.

•For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period). The U.K. open tax year is for 2021, which expires in 2023.

The fiscal 2022 tax returns for all jurisdiction have not been filed as of the date of this filing. As of September 30, 2022 and 2021, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the years ended September 30, 2022 and 2021.

Note 15 – Net (Loss) Income Per Share

Basic net income (loss) per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock appreciation rights and common stock purchase warrants as determined under the treasury stock method.

The following table provides a reconciliation of the net (loss) income per basic and diluted common share outstanding:

	2022	2021

Net (loss) income	$(83,776,020)	$7,394,374

Basic weighted average common shares outstanding	80,122,526	76,272,853
Net effect of dilutive instruments:
Stock options	—	7,151,070
Stock appreciation rights	—	44,291
Common stock purchase warrants	—	334,206
Total net effect of dilutive instruments	—	7,529,567
Diluted weighted average common shares outstanding	80,122,526	83,802,420
Net (loss) income per basic common share outstanding	$(1.05)	$0.10
Net (loss) income per diluted common share outstanding	$(1.05)	$0.09

For the year ended September 30, 2021, approximately 1.2 million potentially dilutive instruments were excluded from the computation of net income per diluted weighted average common share outstanding because their effect would have been antidilutive. Due to our net loss for the year ended September 30, 2022, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 10 and 11 for a discussion of these potentially dilutive instruments.

Note 16 – Employee Benefit Plans

Effective January 1, 2018, the Company established a 401(k) plan in which substantially all U.S. employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. The Company matches employee contributions at a rate of 100% of applicable contributions up to 4% of included compensation. Effective January 1, 2022, this contribution amount was increased to 6%. Company contributions to the 401(k) plan were approximately $461,000 and $207,000 for the years ended September 30, 2022 and 2021, respectively.

In March 2014, the Company elected to contribute 3% of eligible employee compensation into the personal pension schemes of certain senior U.K. employees. Effective January 1, 2019, this contribution amount was increased to 4%. Company contributions were approximately $41,000 and $40,000 for the years ended September 30, 2022 and 2021, respectively.