Form 10-Q
period 2022-12-31
VERU INC.
filed 2023-02-09
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 6, 2023, the registrant had 80,657,019 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential commercialization of sabizabulin for certain COVID-19 patients, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, future ordering patterns of our customers, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies, and the risk that such results will not support marketing approval and commercialization in the United States or in any foreign country;

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

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$46,927,187	$80,190,675
Accounts receivable, net	3,864,310	3,550,895
Inventories, net	8,732,627	8,618,944
Prepaid research and development costs	10,416,934	10,444,587
Prepaid expenses and other current assets	3,067,587	1,964,373
Total current assets	73,008,645	104,769,474
Plant and equipment, net	1,425,970	1,185,766
Operating lease right-of-use assets	4,600,783	4,786,915
Deferred income taxes	13,052,163	12,965,985
Intangible assets, net	3,959,524	3,977,381
Goodwill	6,878,932	6,878,932
Other assets	856,435	1,561,564
Total assets	$103,782,452	$136,126,017

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,566,962	$22,003,394
Accrued research and development costs	12,678,176	9,071,503
Accrued compensation	7,135,943	5,986,557
Accrued expenses and other current liabilities	7,027,422	2,249,995
Residual royalty agreement liability, short-term portion	1,688,691	1,169,095
Operating lease liability, short-term portion	983,253	957,085
Total current liabilities	40,080,447	41,437,629
Residual royalty agreement liability, long-term portion	10,550,764	9,656,441
Operating lease liability, long-term portion	3,963,202	4,093,667
Deferred income taxes	63,426	81,067
Other liabilities	25,755	18,577
Total liabilities	54,683,594	55,287,381

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2022 and September 30, 2022	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 82,806,832 and 82,692,598 shares issued and 80,623,128 and 80,508,894 shares outstanding at December 31, 2022 and September 30, 2022, respectively	828,068	826,926
Additional paid-in-capital	259,075,291	253,974,032
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(202,416,377)	(165,574,198)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	49,098,858	80,838,636
Total liabilities and stockholders' equity	$103,782,452	$136,126,017

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2022	2021

Net revenues	$2,507,794	$14,135,132

Cost of sales	1,805,739	2,293,050

Gross profit	702,055	11,842,082

Operating expenses:
Research and development	18,744,349	10,081,161
Selling, general and administrative	17,545,865	6,723,206
Total operating expenses	36,290,214	16,804,367

Operating loss	(35,588,159)	(4,962,285)

Non-operating income (expenses):
Interest expense	(873,230)	(1,158,682)
Change in fair value of derivative liabilities	(670,000)	(209,000)
Other income, net	220,932	64,616
Total non-operating expenses	(1,322,298)	(1,303,066)

Loss before income taxes	(36,910,457)	(6,265,351)

Income tax (benefit) expense	(68,278)	114,655

Net loss	$(36,842,179)	$(6,380,006)

Net loss per basic and diluted common shares outstanding	$(0.46)	$(0.08)

Basic and diluted weighted average common shares outstanding	80,558,670	80,023,168

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2022	82,692,598	$826,926	$253,974,032	$(581,519)	$(165,574,198)	$(7,806,605)	$80,838,636
Share-based compensation	—	—	4,845,269	—	—	—	4,845,269
Issuance of shares pursuant to share-based awards	114,234	1,142	255,990	—	—	—	257,132
Net loss	—	—	—	—	(36,842,179)	—	(36,842,179)
Balance at December 31, 2022	82,806,832	$828,068	$259,075,291	$(581,519)	$(202,416,377)	$(7,806,605)	$49,098,858

Balance at September 30, 2021	82,153,452	$821,535	$241,658,711	$(581,519)	$(81,798,178)	$(7,806,605)	$152,293,944
Share-based compensation	—	—	1,880,428	—	—	—	1,880,428
Issuance of shares pursuant to share-based awards	79,334	793	209,076	—	—	—	209,869
Net loss	—	—	—	—	(6,380,006)	—	(6,380,006)
Balance at December 31, 2021	82,232,786	$822,328	$243,748,215	$(581,519)	$(88,178,184)	$(7,806,605)	$148,004,235

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(36,842,179)	$(6,380,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,218	43,228
Noncash change in right-of-use assets	186,132	100,822
Noncash interest expense, net of interest paid	743,919	376,358
Share-based compensation	4,845,269	1,880,428
Deferred income taxes	(103,819)	93,421
Change in fair value of derivative liabilities	670,000	209,000
Other	2,921	(52,776)
Changes in current assets and liabilities:
Decrease in accounts receivable	400,585	724,683
(Increase) decrease in inventories	(116,604)	725,161
Increase in prepaid expenses and other assets	(1,084,432)	(4,105,738)
(Decrease) increase in accounts payable	(11,436,432)	677,937
Increase (decrease) in accrued expenses and other current liabilities	8,241,691	(2,831,116)
Decrease in operating lease liabilities	(104,297)	(119,194)
Net cash used in operating activities	(34,534,028)	(8,657,792)

INVESTING ACTIVITIES
Cash proceeds from sale of PREBOOST® business	—	2,500,000
Capital expenditures	(285,565)	(302,209)
Net cash (used in) provided by investing activities	(285,565)	2,197,791

FINANCING ACTIVITIES
Proceeds from stock option exercises	257,132	209,869
Proceeds from premium finance agreement	1,425,174	—
Installment payments on premium finance agreement	(126,201)	—
Cash paid for debt portion of finance lease	—	(5,442)
Net cash provided by financing activities	1,556,105	204,427

Net decrease in cash	(33,263,488)	(6,255,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,190,675	122,359,535
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,927,187	$116,103,961

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,311	$782,324

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The accompanying condensed consolidated balance sheet as of September 30, 2022 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2023.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”); The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited, Veru Biopharma Europe Limited, and Veru Biopharma Netherlands B.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a biopharmaceutical company focused on developing novel medicines for COVID-19 and other viral and acute respiratory distress syndrome (ARDS)-related diseases and for the management of breast and prostate cancers. The Company has multiple drug products under clinical development. The Company also has two approved products: the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved product for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections, and ENTADFI™ (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. Most of the Company’s net revenues during the three months ended December 31, 2022 and 2021 were derived from sales of FC2.

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three months ended December 31, 2022 and 2021, comprehensive loss is equivalent to the reported net loss.

Recent accounting pronouncements not yet adopted: We have reviewed all recently issued accounting pronouncements and have determined that such standards that are not yet effective will not have a material impact on our financial statements or do not otherwise apply to our operations.

Note 2 – Liquidity

The Company anticipates that we will continue to consume cash and incur losses as we develop and commercialize our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, the Company is unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. The Company’s future capital requirements will depend on many factors.

The Company believes its current cash position, cash expected to be generated from sales of FC2, and its ability to secure equity financing or other financing alternatives will be adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-239493) or under a new registration statement. The Company intends to be opportunistic when pursuing equity or debt financing, which could include selling common stock under its common stock purchase agreement with Aspire Capital Fund, LLC (see Note 9).

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

As of December 31, 2022 and September 30, 2022, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021

Beginning balance	$4,294,000	$7,851,000
Change in fair value of derivative liabilities	670,000	209,000
Ending balance	$4,964,000	$8,060,000

The expense associated with the change in fair value of the embedded derivatives is included as a separate line item on the accompanying unaudited condensed consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provision in the Residual Royalty Agreement. See Note 8 for additional information. There is no current observable market for these types of derivatives. The Company estimates the fair value of the embedded derivative within the Residual Royalty Agreement by using a scenario-based method, whereby different scenarios are valued and probability weighted. The scenario-based valuation model incorporates transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. A significant increase in projected FC2 revenues or a significant increase in the probability or acceleration of the timing of a change of control event, in isolation, would result in a significantly higher fair value measurement of the liability associated with the embedded derivative.

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of December 31, 2022 and September 30, 2022:

Valuation Methodology	Significant Unobservable Input	December 31, 2022	September 30, 2022

Scenario-Based	Estimated change of control dates	September 2023 to September 2025	September 2023 to September 2025
	Discount rate	10.2% to 10.7%	13.6% to 14.2%
	Probability of change of control	20% to 90%	20% to 90%

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of ENTADFI, which is currently being distributed in the U.S. through pharmaceutical distribution channels. The following table presents net revenues from these three categories:

	Three Months Ended
	December 31,
	2022	2021
FC2
U.S. prescription channel	$163,004	$11,574,266
Global public health sector	2,336,997	2,560,866
Total FC2	2,500,001	14,135,132
ENTADFI	7,793	—
Net revenues	$2,507,794	$14,135,132

The following table presents net revenues by geographic area:

	Three Months Ended
	December 31,
	2022	2021

United States	$809,377	$11,908,525
Uganda	257,469	*
Other	1,440,948	2,226,607
Net revenues	$2,507,794	$14,135,132

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $813,000 and $342,000 at December 31, 2022 and September 30, 2022, respectively.

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

The components of accounts receivable consisted of the following at December 31, 2022 and September 30, 2022:

	December 31,	September 30,
	2022	2022

Trade receivables, gross	$3,888,248	$4,289,892
Less: allowance for doubtful accounts	(12,143)	(12,143)
Less: allowance for sales returns and payment term discounts	(11,795)	(12,854)
Less: long-term trade receivables*	—	(714,000)
Accounts receivable, net	$3,864,310	$3,550,895

*Included in other assets on the accompanying unaudited condensed consolidated balance sheets

At December 31, 2022 and at September 30, 2022, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At December 31, 2022, two customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 76% of net accounts receivable and long-term trade receivables in the aggregate. At September 30, 2022, two customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 83% of net accounts receivable and long-term trade receivables in the aggregate.

For the three months ended December 31, 2022, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 64% of the Company’s net revenues in the aggregate. For the three months ended December 31, 2021, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 80% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. There was no material change in the allowance for doubtful accounts for the three months ended December 31, 2022 and 2021.

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

Inventories

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

Inventories consisted of the following at December 31, 2022 and September 30, 2022:

	December 31,	September 30,
	2022	2022

Raw material	$1,686,725	$1,662,712
Work in process	766,538	872,596
Finished goods	6,296,420	6,099,343
Inventories, gross	8,749,683	8,634,651
Less: inventory reserves	(17,056)	(15,707)
Inventories, net	$8,732,627	$8,618,944

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

Plant and equipment consisted of the following at December 31, 2022 and September 30, 2022:

	Estimated	December 31,	September 30,
	Useful Life	2022	2022
Plant and equipment:
Manufacturing equipment	5 - 8 years	$3,153,918	$2,902,715
Office equipment, furniture and fixtures	3 - 10 years	1,474,837	1,440,475
Leasehold improvements	3 - 8 years	484,460	484,460
Total plant and equipment		5,113,215	4,827,650
Less: accumulated depreciation and amortization		(3,687,245)	(3,641,884)
Plant and equipment, net		$1,425,970	$1,185,766

Depreciation expense was approximately $45,000 and $25,000 for the three months ended December 31, 2022 and 2021, respectively. Plant and equipment included $561,000 and $276,000 at December 31, 2022 and September 30, 2022, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The gross carrying amounts and net book value of intangible assets were as follows at December 31, 2022:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$440,476	$59,524
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$440,476	$3,959,524

The gross carrying amounts and net book value of intangible assets were as follows at September 30, 2022:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$422,619	$77,381
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$422,619	$3,977,381

Amortization expense was approximately $18,000 for the three months ended December 31, 2022 and 2021.

Goodwill

The carrying amount of goodwill at December 31, 2022 and September 30, 2022 was $6.9 million. There was no change in the balance during the three months ended December 31, 2022 and 2021. The Company’s goodwill is assigned to the Research and Development reporting unit, which had a negative carrying amount as of December 31, 2022.

Note 8 – Debt

SWK Credit and Residual Royalty Agreements

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

In connection with the Credit Agreement, the Company and the Agent also entered into a Residual Royalty Agreement, dated as of March 5, 2018 (as amended, the “Residual Royalty Agreement”), which provides for an ongoing royalty payment of 5% of product revenue from net sales of FC2. The Residual Royalty Agreement will terminate upon (i) a change of control or sale of the FC2 business and the payment by the Company of the amount due in connection therewith pursuant to the Residual Royalty Agreement, or (ii) mutual agreement of the parties. If a change of control or sale of the FC2 business occurs, the Agent will receive a payment that is the greater of (A) $2.0 million or (B) the product of (x) 5% of the product revenue from net sales of FC2 for the most recently completed 12-month period multiplied by (y) five.

For accounting purposes, the $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis. A portion of the amount allocated to the Residual Royalty Agreement, equal to the fair value of the respective change of control provisions, was allocated to an embedded derivative liability. The derivative liability is adjusted to fair market value at each reporting period.

For financial statement presentation, the embedded derivative liability has been included together with its host instrument as noted in the following table.

At December 31, 2022 and September 30, 2022, the Residual Royalty Agreement liability consisted of the following:

	December 31,	September 30,
	2022	2022

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	10,824,138	9,950,908
Less: cumulative payments	(3,894,683)	(3,765,372)
Residual royalty agreement liability, excluding embedded derivative liability	7,275,455	6,531,536
Add: embedded derivative liability at fair value (see Note 3)	4,964,000	4,294,000
Total residual royalty agreement liability	12,239,455	10,825,536
Residual royalty agreement liability, short-term portion	(1,688,691)	(1,169,095)
Residual royalty agreement liability, long-term portion	$10,550,764	$9,656,441

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

Interest expense on the accompanying unaudited condensed consolidated statements of operations relates to the accretion of the liability for the Residual Royalty Agreement.

Premium Finance Agreement

On November 1, 2022, the Company entered into a Premium Finance Agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing is payable in eleven monthly installments of principal and interest, beginning on December 1, 2022. The balance of the insurance premium liability is $1.3 million as of December 31, 2022 and is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2022 and September 30, 2022. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2022 and September 30, 2022, and there was no activity during the three months ended December 31, 2022 and 2021.

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

Since inception of the 2020 Purchase Agreement, we have sold 1,644,737 shares of common stock to Aspire Capital resulting in proceeds to the Company of $5.0 million. The Company has not sold shares to Aspire Capital under the 2020 Purchase Agreement since June 2020. As of December 31, 2022, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

In consideration for entering into the 2020 Purchase Agreement and concurrently with the execution of the 2020 Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs. The unamortized amount of deferred costs related to the 2020 Purchase Agreement of $578,000 at December 31, 2022 and September 30, 2022 is included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2022 and 2021, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2022	2021

Cost of sales	$64,008	$21,076
Selling, general and administrative	3,612,099	1,395,558
Research and development	1,169,162	463,794
Share-based compensation	$4,845,269	$1,880,428

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 4,000,000 shares of common stock under the Inducement Plan and as of December 31, 2022, 3,587,950 shares remain available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of December 31, 2022, 3,900,900 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of December 31, 2022, 767 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

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

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Weighted Average Assumptions:
Expected volatility	98.43%	77.39%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.25%	1.33%
Expected term (in years)	6.0	6.0
Fair value of options granted	$9.17	$5.60

During the three months ended December 31, 2022 and 2021, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2022:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2022	14,263,470	$5.00
Granted	2,703,800	$11.47
Exercised	(114,234)	$2.25
Forfeited and expired	(4,566)	$9.78
Outstanding at December 31, 2022	16,848,470	$6.06	7.54	$30,099,241
Exercisable at December 31, 2022	9,389,548	$2.69	6.19	$28,636,365

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended December 31, 2022 of $5.28, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the three months ended December 31, 2022 and 2021 was approximately $355,000 and $447,000, respectively. Cash received from options exercised during the three months ended December 31, 2022 and 2021 was approximately $257,000 and $210,000, respectively.

As of December 31, 2022, the Company had unrecognized compensation expense of approximately $49.6 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.2 years.

Stock Appreciation Rights

In connection with the closing of the APP Acquisition, the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of December 31, 2022, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company’s leases have remaining lease terms of less than one year to seven years, which include the option to extend a lease when the Company is reasonably certain to exercise that option. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842. The Company does not have any leases that have not yet commenced as of December 31, 2022.

The components of the Company’s lease cost were as follows for the three months ended December 31, 2022 and 2021:

	Three Months Ended
	December 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$—	$2,178
Interest on lease liabilities	—	256
Operating lease cost	281,451	131,110
Short-term lease cost	10,101	12,771
Variable lease cost	50,091	46,019
Sublease income	(44,844)	(44,844)
Total lease cost	$296,799	$147,490

The Company paid cash of $228,000 and $153,000 for amounts included in the measurement of operating lease liabilities during the three months ended December 31, 2022 and 2021, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2022 and September 30, 2022.

Other information related to the Company’s leases as of December 31, 2022 and September 30, 2022 was as follows:

	December 31,	September 30,
	2022	2022
Operating Leases
Weighted-average remaining lease term	6.6	6.8
Weighted-average discount rate	7.6%	7.6%

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

Legal Proceedings

On December 5, 2022, a putative class action complaint was filed in federal district court for the Southern District of Florida (Ewing v. Veru Inc., et al., Case No. 1:22-cv-23960) against the Company and certain of its current officers and directors (the "Ewing Complaint"). The Ewing Complaint alleges that certain public statements about sabizabulin as a treatment for COVID-19 between May 11, 2022 and November 9, 2022 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the Ewing Complaint are without merit, and the Company intends to vigorously defend the lawsuit. There can be no assurance that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

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

As of September 30, 2022, the Company had U.S. federal and state NOL carryforwards of $112.5 million and $50.9 million, respectively, for income tax purposes with $29.7 million and $28.4 million, respectively, expiring in years 2023 to 2042 and $82.8 million and $22.5 million, respectively, which can be carried forward indefinitely. As of September 30, 2022, the Company also had U.S. federal research and development tax credit carryforwards of $8.5 million, expiring in years 2038 to 2042. The Company’s U.K. subsidiary has U.K. NOL carryforwards of $63.1 million as of September 30, 2022, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

The Tax Cuts and Jobs Act of 2017, which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 of the Internal Revenue Code effective for the Company October 1, 2022. The amended provision under Section 174 of the Internal Revenue Code requires us to capitalize and amortize these expenditures over five years, for U.S.-based research, and over 15 years, for foreign-based research. As of December 31, 2022, we recorded a decrease to income tax benefit and an increase to deferred tax assets, before applying a valuation allowance, of approximately $3.7 million. Because the Company has a full valuation allowance recorded against U.S. deferred tax assets, the net impact to income tax benefit and deferred tax assets is zero.

A reconciliation of income tax (benefit) expense and the amount computed by applying the U.S. statutory rate of 21% to loss before income taxes is as follows:

	Three Months Ended
	December 31,
	2022	2021

Income tax benefit at U.S. federal statutory rates	$(7,751,197)	$(1,315,724)
State income tax benefit, net of federal benefit	(600,164)	(101,875)
Non-deductible expenses	113,456	257,196
Effect of stock options exercised	83,736	(23,350)
U.S. research and development tax credit	(1,090,000)	(1,963,430)
Effect of foreign income tax rates	(80,110)	(29,761)
Effect of global intangible low taxed income	—	88,267
Change in valuation allowance	9,256,119	3,089,596
Other, net	(118)	113,736
Income tax (benefit) expense	$(68,278)	$114,655

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2022	2022
Deferred tax assets:
Federal net operating loss carryforwards	$26,379,703	$23,627,461
State net operating loss carryforwards	3,064,102	2,850,956
Foreign net operating loss carryforwards – U.K.	15,927,491	15,773,497
Foreign capital allowance – U.K.	128,490	128,490
U.S. research and development tax credit carryforwards	9,571,789	8,481,789
U.S. research and development expense	3,660,867	—
Accrued compensation	1,521,363	1,227,290
Share-based compensation	5,199,290	4,325,354
Interest expense	2,340,375	2,206,484
Change in fair value of derivative liabilities	372,203	220,607
Other, net – U.K.	265,631	265,631
Other, net – Malaysia	4,988	—
Other, net – U.S.	83,284	81,507
Gross deferred tax assets	68,519,576	59,189,066
Valuation allowance for deferred tax assets	(54,628,571)	(45,372,452)
Net deferred tax assets	13,891,005	13,816,614
Deferred tax liabilities:
In-process research and development	(882,427)	(882,427)
Covenant not-to-compete	(13,468)	(17,508)
Other, net - Malaysia	—	(17,641)
Other, net – U.S.	(6,373)	(14,120)
Net deferred tax liabilities	(902,268)	(931,696)
Net deferred tax asset	$12,988,737	$12,884,918

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	December 31,	September 30,
	2022	2022

Deferred tax asset – U.K.	$13,047,175	$12,965,985
Deferred tax asset – Malaysia	4,988	—
Total deferred tax asset	$13,052,163	$12,965,985

Deferred tax liability – U.S.	$(63,426)	$(63,426)
Deferred tax liability – Malaysia	—	(17,641)
Total deferred tax liability	$(63,426)	$(81,067)

Note 14 – Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and stock appreciation rights. Due to our net loss for the periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Note 10 for a discussion of our potentially dilutive common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Veru is a biopharmaceutical company with a drug development program for the treatment of hospitalized COVID-19 patients at high risk for acute respiratory distress syndrome (ARDS) and other viral-related ARDS and for the management of advanced breast and prostate cancers, as well as a sexual health program which includes two FDA-approved products, the FC2 Female Condom® (Internal Condom) and ENTADFI™ (finasteride and tadalafil) capsules for oral use, for the treatment of benign prostatic hyperplasia (BPH).

Infectious Disease Program:

The Company opportunistically developed sabizabulin 9mg, which has both broad anti-inflammatory and antiviral properties, as a two-pronged approach to the treatment of moderate to severe hospitalized COVID-19 patients at high risk for ARDS and death.

We discovered that sabizabulin, which is being developed for cancer indications for the treatment of COVID-19 viral infection, and the subsequent debilitating inflammatory effects that can lead to ARDS and death. The Company has completed positive Phase 2 and positive Phase 3 COVID-19 clinical trials evaluating sabizabulin in hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. The Phase 3 clinical study was a double-blind, randomized, placebo-controlled study in 204 hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. The primary endpoint was the proportion of patients that died by Day 60. Based on a planned interim analysis of the first 150 patients randomized, the Independent Data Monitoring Committee unanimously recommended that the study be stopped for clear evidence of clinical efficacy and identified no safety concerns. In the interim analysis, treatment with sabizabulin 9 mg once daily resulted in a clinically meaningful and statistically significant 55.2% relative reduction in deaths compared to placebo.

On May 10, 2022, the Company had a pre-emergency use authorization (EUA) meeting with the FDA to discuss the submission of an EUA application for sabizabulin COVID-19 treatment. The outcome of this meeting was: (i) the FDA agreed that no additional efficacy studies were required to support an EUA application or a new drug application (NDA); and (ii) the FDA agreed that no additional safety data was required to support an EUA application and that collection of safety data under the EUA may satisfy the safety requirement for an NDA. The FDA agreed that the request for the EUA is supported by efficacy and safety from our positive Phase 3 study in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS and death and no additional clinical trials may be required to support an NDA submission. On June 7, 2022, the Company submitted a request for FDA emergency use authorization for sabizabulin in adult hospitalized moderate to severe COVID-19 patients at high risk for ARDS and death. On July 6, 2022, the Company announced the publication of the clinical results from the Phase 3 COVID-19 study of oral sabizabulin in The New England Journal of Medicine Evidence. On November 9, 2022, the FDA’s Pulmonary-Allergy Drugs Advisory Committee (PADAC) met to review sabizabulin for the EUA in hospitalized moderate to severe COVID-19 patients who are at high risk for ARDS. The advisory committee voted 8-5 that the known and potential benefits of sabizabulin when used for the treatment of adult patients hospitalized with COVID-19 at high risk of ARDS do not outweigh the known and potential risks of sabizabulin. However, there was additional discussion around the clinical trial design aspects of a potential confirmatory Phase 3 COVID-19 clinical trial as a requirement or condition for emergency use authorization. The FDA considers the input of the FDA advisory committee as part of their review of the EUA, but the advisory committee vote is not binding as the FDA makes the final decision on the request for EUA application.

On January 30, 2023, the White House Office of Management and Budget announced that the Biden administration plans to terminate the COVID-19 national and public health emergencies on May 11, 2023 (the “May 11 Termination”). The FDA’s authority to issue emergency use authorizations stems from a separate emergency declaration by the Secretary of the Department of Health and Human Services regarding medical countermeasures in the fight against COVID-19. This separate HHS emergency currently remains in effect. The FDA announced on January 31, 2023 that the May 11 Termination would not impact the FDA’s ability to authorize new treatments for emergency use, that existing EUAs would remain in effect and that it may continue to issue new EUAs when criteria for issuance are met. Currently, we believe our EUA for sabizabulin is still under consideration by the FDA; however, we do not know when the FDA will act on our EUA.

The UK’s Medicine and Healthcare Products Regulatory Agency (MHRA) informed the Company on July 25, 2022, that the sabizabulin marketing authorization application will receive expedited review. On July 27, 2022, sabizabulin triggered Article 18 in the European Union (EU) in which the European Medicines Agency (EMA) will evaluate sabizabulin to allow emergency use drug access to the EU Member States. On August 22, 2022, Australia’s Therapeutic Goods Administration (TGA) determined that sabizabulin treatment in hospitalized COVID-19 patients at high risk for ARDS qualifies for an expedited, provisional registration regulatory pathway. Sabizabulin for COVID-19 is also currently under regulatory review for potential emergency or conditional authorization by Canada’s Health Canada, South Korea’s Ministry of Food and Drug Safety, and Switzerland’s Swissmedic.

With the positive Phase 3 clinical results of sabizabulin in hospitalized moderate to severe COVID-19 patients at high risk for ARDS, we want to focus the clinical development of sabizabulin, a broad spectrum antiviral and anti-inflammatory agent, as a treatment for additional indications in COVID-19-related ARDS, Influenza related ARDS, and other viral-associated ARDS. The development program may include a confirmatory Phase 3 clinical study in hospitalized COVID-19 patients, if required, to support the full regulatory applications in multiple regions, including the U.S. and Europe.

Oncology Program:

The Company’s breast cancer drug pipeline has four clinical development programs for two drugs: enobosarm, oral selective androgen receptor agonist, and sabizabulin, oral microtubule disruptor.

Phase 3 clinical study – Enobosarm as a 3rd line treatment of AR+ER+HER2- metastatic breast cancer. We are enrolling the Phase 3 multicenter, international, open label, and randomized ARTEST registration clinical trial design to evaluate the efficacy and safety of enobosarm monotherapy versus physician’s choice of either exemestane  everolimus or a SERM as the active comparator for the treatment of AR+ ER+ HER2- metastatic breast cancer in approximately 210 patients with sufficient AR nuclei staining in their breast cancer tissue who had tumor progression on a nonsteroidal aromatase inhibitor, fulvestrant, and a CDK4/6 inhibitor. We have identified that patients who have sufficient AR nuclei staining in their breast cancer tissue are most likely to respond to enobosarm.

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

Phase 3 clinical study – Enobosarm + abemaciclib combination as a 2nd line treatment of AR+ER+HER2- metastatic breast cancer. We are enrolling a Phase 3 multicenter, open label, randomized (1:1), active control clinical study, named ENABLAR-2 to evaluate the efficacy and safety of enobosarm plus abemaciclib combination therapy versus an alternative estrogen blocking agent (fulvestrant or an aromatase inhibitor) in subjects with AR+ ER+ HER2- metastatic breast cancer who have failed first line palbociclib (a CDK4/6 inhibitor) plus an estrogen blocking agent (non-steroidal aromatase inhibitor or fulvestrant) and have sufficient AR nuclei staining in their breast cancer tissue. We have completed Stage 1, which assessed and demonstrated the pharmacokinetics and tolerability of the enobosarm and abemaciclib combination. In Stage 2 of this Phase 3 study, we plan to enroll approximately 183 subjects. In January 2022, the Company entered into a clinical trial collaboration and supply agreement through which Eli Lilly and Company supplies abemaciclib for the ENABLAR-2 trial.

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

Sexual Health Program

The Company's sexual health program includes two FDA-approved products: FC2, for the dual protection against unplanned pregnancy and the transmission of sexually transmitted infections and ENTADFI™, for the treatment of BPH.

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

ENTADFI™ (finasteride and tadalafil) capsules for oral use was approved by the FDA as a new treatment for BPH, or an enlarged prostate gland. The co-administration of tadalafil and finasteride has been shown to provide faster and more effective treatment of BPH than finasteride alone without causing unwanted sexual side effects. ENTADFI treats BPH with low potential for adverse sexual side effects, and we believe that ENTADFI being one single pill will help increase drug compliance whereas poor compliance with a BPH medicine could lead to an increased chance of acute urinary retention, urosepsis, and death. We have now initiated the U.S. commercial launch of ENTADFI. The launch of ENTADFI has faced challenging market conditions in what has become a genericized market. As a result, the potential market size for ENTADFI is uncertain.

Most of the Company’s net revenues are currently derived from sales of FC2 in the commercial and public health sectors.

In February 2022, the Company received a tender award to supply 57% of a tender covering up to 120 million female condoms over three years in the Republic of South Africa. The Company has received its first orders and is manufacturing units under this tender award.

Consolidated Operations:

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the U.S. prescription channel and global public health sector. The Company has also begun to recognize revenues from sales of ENTADFI. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

The Company’s most significant customer base is telemedicine providers in the U.S. who sell into the prescription channel and global public health sector agencies who purchase and/or distribute FC2 for use in preventing the transmission of HIV/AIDS and/or family planning. We have begun to see an increase in U.S. public sector revenues.

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

Conducting research and development is central to our infectious disease and oncology programs. The Company has multiple products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $18.7 million and $10.1 million for the three months ended December 31 2022 and 2021, respectively, and we expect to continue this trend of increased expenses relating to research and development due to advancement of multiple drug candidates.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2021

The Company generated net revenues of $2.5 million and net loss of $36.8 million, or $(0.46) per basic and diluted common share, for the three months ended December 31, 2022, compared to net revenues of $14.1 million and net loss of $6.4 million, or $(0.08) per basic and diluted common share, for the three months ended December 31, 2021. Net revenues decreased 82% compared to the prior period.

Most of the Company’s net revenues for the three months ended December 31, 2022 and 2021 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. There was a decrease in the FC2 average sales price per unit of 72%. The principal factor for the decrease in the FC2 average sales price per unit compared to prior period was the change in the sales mix with the global public health sector representing 93% of total FC2 net revenues in the current year period and the U.S. prescription channel representing 82% of total FC2 net revenues in the prior year period. Sales to the global public health sector are at a lower sales price per unit. The Company experienced a decrease compared to the prior year period of 99% in FC2 net revenues in the U.S. prescription channel and a decrease compared to the prior year period of 9% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is primarily due to lower volume from telemedicine customers as a result of business challenges they have been experiencing, which resulted in a slowdown in orders during recent quarters. We are working to restore ordering and utilization patterns in future periods based on growing awareness and demand through increased FC2 marketing efforts, as well as on-going discussions with new distribution partners in the telehealth sector. We are also working to generate additional revenues through our telehealth platform. We have begun to see an increase in U.S. public sector revenues through two new agreements recently executed.

Significant quarter-to-quarter variances in sales in the global public health sector have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector.

Cost of sales decreased to $1.8 million in the three months ended December 31, 2022 from $2.3 million in the three months ended December 31, 2021 due to the decrease in unit sales.

Gross profit decreased to $0.7 million in the three months ended December 31, 2022 from $11.8 million in the three months ended December 31, 2021. Gross profit margin for the fiscal 2023 period was 28% of net revenues, compared to 84% of net revenues for the fiscal 2022 period. The decrease in the gross profit and gross profit margin is primarily due to the decrease in FC2 net revenues in the U.S. prescription channel, which had higher profit margins, and reduced production as a result of lower sales volume, which results in a higher cost per unit.

Research and development expenses increased to $18.7 million in the three months ended December 31, 2022 from $10.1 million in the same period in fiscal 2022. The increase is primarily due to increased costs associated with the multiple in-process research and development projects, mainly for the Phase 3 COVID-19 registration trial and manufacturing costs of $8.0 million for pre-launch inventory, and increased personnel costs, resulting from increased headcount and an increase in the fair value of share-based compensation.

Selling, general and administrative expenses increased to $17.5 million in the three months ended December 31, 2022 from $6.7 million in the three months ended December 31, 2021. The increase is due primarily to commercialization costs of $8.4 million related to preparations for the potential launch of sabizabulin for COVID-19 incurred in the first quarter of fiscal 2023 and an increase in share-based compensation costs to $3.6 million from $1.4 million, resulting from increased headcount and an increase in the fair value of stock options granted, which was $9.17 per share weighted average in the first quarter of fiscal 2023 compared to $5.60 per share weighted average in the same period in fiscal 2022.

Interest expense, which is related to accretion of the liability for the Residual Royalty Agreement, was $0.9 million in the three months ended December 31, 2022, which is comparable with $1.2 million in the three months ended December 31, 2021. The decrease relates to a decrease in projected FC2 sales.

Expense associated with the change in fair value of the embedded derivatives related to the Residual Royalty Agreement was $0.7 million in the three months ended December 31, 2022, compared to expense of $0.2 million in the three months ended December 31, 2021. The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Credit Agreement and Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

Income tax benefit in the first quarter of fiscal 2023 was $68,000, compared to income tax expense of $0.1 million in the first quarter of fiscal 2022. The change is due to a tax benefit recorded in the current period due to a net loss recognized by our U.K. subsidiary compared to a tax expense in the prior year period due to net income recognized by our U.K. subsidiary. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at December 31, 2022 was $46.9 million, compared to $80.2 million at September 30, 2022. At December 31, 2022, the Company had working capital of $32.9 million and stockholders’ equity of $49.1 million compared to working capital of $63.3 million and stockholders’ equity of $80.8 million as of September 30, 2022. The decrease in working capital is primarily due to the decrease in cash on hand, related to our increased spend on research and development and drug commercialization costs.

We anticipate that we will continue to consume cash as we develop and commercialize our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. Our future capital requirements will depend on many factors. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position, cash expected to be generated from sales of FC2, and its ability to secure equity financing or other financing alternatives will be adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-239493) or under a new registration statement.

Operating activities

Operating activities used cash of $34.5 million in the three months ended December 31, 2022. Cash used in operating activities included net loss of $36.8 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $6.4 million and changes in operating assets and liabilities resulting in a decrease of $4.1 million. Adjustments to net loss primarily consisted of $4.8 million of share-based compensation, interest expense in excess of interest paid of $0.7 million, and the change in fair value of derivative liabilities of $0.7 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accounts payable of $11.4 million and an increase in prepaid expenses and other current assets of $1.1 million, partially offset by an increase in accrued expenses and other current liabilities of $8.2 million and a decrease in accounts receivable of $0.4 million.

Operating activities used cash of $8.7 million in the three months ended December 31, 2021. Cash used in operating activities included net loss of $6.4 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $2.7 million and changes in operating assets and liabilities resulting in a reduction of $4.9 million. Adjustments to net loss primarily consisted of $1.9 million of share-based compensation, interest expense in excess of interest paid of $0.4 million, and $0.2 million for the change in fair value of derivative liabilities. The decrease in cash from changes in operating assets and liabilities included an increase in prepaid expenses and other assets of $4.1 million and a decrease in accrued expenses and other current liabilities of $2.8 million, partially offset by a decrease in accounts receivable of $0.7 million, a decrease in inventories of $0.7 million, and an increase in accounts payable of $0.7 million.

Investing activities

Net cash used in investing activities was $0.3 million in the three months ended December 31, 2022, and consisted of capital expenditures primarily at our Malaysia location.

Net cash from investing activities was $2.2 million in the three months ended December 31, 2021, primarily attributed to $2.5 million collected on notes receivable from the sale of the Company’s PREBOOST® business, partially offset by $0.3 million associated with capital expenditures primarily at our U.S. location.

Financing activities

Net cash provided by financing activities in the three months ended December 31, 2022 was $1.6 million, and primarily consisted of proceeds from the Premium Finance Agreement of $1.4 million, which were used to finance the Company’s directors and officers liability insurance premium and proceeds from stock option exercises of $0.3 million.

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

The Company made total payments under the Residual Royalty Agreement of $0.1 million and $0.8 million during the three months ended December 31, 2022 and 2021, respectively. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to December 31, 2022 will be approximately $1.7 million under the Residual Royalty Agreement.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 36-month term of the 2020 Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the 2020 Purchase Agreement, the Company issued and sold to Aspire Capital under the 2020 Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the 2020 Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company has no obligation to sell any shares of common stock pursuant to the 2020 Purchase Agreement and the timing and amount of any such sales are in the Company's sole discretion subject to the conditions and terms set forth in the 2020 Purchase Agreement. The Company has not sold shares to Aspire Capital under the 2020 Purchase Agreement since June 2020. As of December 31, 2022, the amount remaining under the 2020 Purchase Agreement was $18.9 million, which is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-239493).

Fair Value Measurements

As of December 31, 2022 and September 30, 2022, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provision in the Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

The fair values of these liabilities were estimated based on unobservable inputs (Level 3 measurement), which requires highly subjective judgment and assumptions. The Company estimates the fair value of the embedded derivative within the Residual Royalty Agreement using a scenario-based method, whereby different scenarios are valued and probability weighted. The scenario-based valuation model incorporates transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 3 to the financial statements included in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There have been no material changes to such exposures since September 30, 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 12, Contingent Liabilities, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 9, 2023

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: February 9, 2023

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer