Form 10-Q/A
period 2023-06-30
VERU INC.
filed 2023-11-15
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Background of Restatement

Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) is filing this Form 10-Q/A to amend and restate its Form 10-Q for the fiscal quarter ended June 30, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2023 (the “Original Form 10-Q”), to restate its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 (the “Prior Financial Statements”), and to amend related disclosures, including regarding controls and procedures.

On November 15, 2023, we filed a Current Report on Form 8-K under Item 4.02(a) with the SEC relating to the Prior Financial Statements. As indicated in such Current Report on Form 8-K, on November 10, 2023, in connection with the preparation of the Company’s consolidated financial statements for the year ended September 30, 2023, we determined that a restatement of the Prior Financial Statements was necessary due to the identification of an error related to the accounting for the sale of ENTADFI assets on April 19, 2023, for which a gain on sale of $17.5 million was initially recorded. The Company determined that it was not probable, at the time of the transaction, that substantially all of the consideration promised under the asset purchase agreement would be collected. The consideration for the transaction should have only included the $6.0 million cash received by the Company at closing. The notes receivable in the aggregate principal amount of $14.0 million, and related imputed interest, issued pursuant to the asset purchase agreement, should not have been recorded in the financial statements due to the uncertainty involved in the collectability of these amounts. The corrected gain on the sale of ENTADFI assets should have been $4.7 million. As a result of the restatement there is:

•a $12.7 million decrease in the gain on the sale of the ENTADFI assets for the three and nine months ended June 30, 2023 versus the previously reported financial results;

•a $12.7 million increase in operating loss for the three and nine months ended June 30, 2023 versus the previously reported financial results, which resulted in a change from operating income of $4.9 million as previously reported for the three months ended June 30, 2023 to an operating loss of $7.9 million as restated for the three months ended June 30, 2023;

•a $13.0 million increase in net loss for the three and nine months ended June 30, 2023 versus the previously reported financial results, which resulted in a change from net income of $6.3 million as previously reported for the three months ended June 30, 2023 to a net loss of $6.7 million as restated for the three months ended June 30, 2023;

•elimination of notes receivable, short-term portion and notes receivable long-term portion from the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023; and

•corresponding adjustments, and associated impacts of the adjustments, to:

oaccumulated deficit, total stockholders’ equity and total liabilities and stockholders’ equity in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023; and

onet loss and adjustments to reconcile net loss to net cash used in operating activities in the Company's unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2023.

The restatement adjustments did not affect the net cash used in operating activities in the Company's unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2023.

See Note 1, Basis of Presentation and Restatement to the unaudited condensed consolidated financial statements included herein for additional information.

The Company also determined that there was an error in the going concern disclosures. Specifically, the Company considered if the Company’s forecasted future cash flows will be sufficient to enable the Company to meet its contractual commitments and obligations as they come due in the ordinary course of business for a period of at least one year from the issuance of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2023 on August 10, 2023. As discussed in Note 2, Liquidity, Going Concern, and Management’s Plans (Restated) to the unaudited condensed consolidated financial statements included herein, the collectability of the notes receivable and certain planned capital transactions were included in those cash flows but are not within the control of management and cannot be relied upon to provide future cash flows for the purpose of the going concern assessment. Therefore, the Company has concluded there is substantial doubt about the Company’s ability to continue as a going concern, as described in Note 2.

Internal Control Considerations

As a result of the restatement of the Company’s financial statements and the filing of this Form 10-Q/A, management has determined that a material weakness existed in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. The identified material weakness and the Company’s remediation plan are further described in Item 4 within this Form 10-Q/A. In addition, as a result of the restatement of the Company’s financial statements and the material weakness described above, management has reconsidered its assessment and now concludes that we did not maintain effective disclosure controls and procedures for the quarter ended June 30, 2023.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A presents the Original Form 10-Q, amended and restated in its entirety, with modifications as necessary to reflect the effects of the restatement of our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of such restatement in the following amended items:

•Part I, Item 1. “Financial Statements”;

•Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•Part I, Item 4. “Controls and Procedures”;

•Part II, Item 1A. “Risk Factors”; and

•Part II, Item 6. “Exhibits.”

In addition, this Form 10-Q/A updates the signature page. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the Company is also including with this Form 10-Q/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-Q/A (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2). Except as described above, this Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring subsequent to August 10, 2023, the filing date of the Original Form 10-Q, unless specifically noted herein, or otherwise modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.

Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC that were made after the filing of the Original Form 10-Q, including any amendments to those filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	September 30,
	(Restated)	2022
Assets
Current assets:
Cash and cash equivalents	$16,213,136	$80,190,675
Accounts receivable, net	5,082,878	3,550,895
Inventories, net	6,489,968	8,618,944
Prepaid research and development costs	5,532,410	10,444,587
Prepaid expenses and other current assets	1,366,237	1,964,373
Total current assets	34,684,629	104,769,474
Plant and equipment, net	1,492,183	1,185,766
Operating lease right-of-use assets	4,495,336	4,786,915
Deferred income taxes	13,098,090	12,965,985
Intangible assets, net	23,810	3,977,381
Goodwill	6,878,932	6,878,932
Other assets	1,548,049	1,561,564
Total assets	$62,221,029	$136,126,017

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,118,594	$22,003,394
Accrued research and development costs	1,112,788	9,071,503
Accrued compensation	3,546,470	5,986,557
Accrued expenses and other current liabilities	2,789,733	2,249,995
Residual royalty agreement liability, short-term portion	1,061,893	1,169,095
Operating lease liability, short-term portion	1,056,702	957,085
Total current liabilities	27,686,180	41,437,629
Residual royalty agreement liability, long-term portion	9,276,735	9,656,441
Operating lease liability, long-term portion	3,805,137	4,093,667
Deferred income taxes	—	81,067
Other liabilities	40,111	18,577
Total liabilities	40,808,163	55,287,381

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at June 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.01 per share; 154,000,000 shares authorized, 91,420,436 and 82,692,598 shares issued and 89,236,732 and 80,508,894 shares outstanding at June 30, 2023 and September 30, 2022, respectively	914,204	826,926
Additional paid-in-capital	276,756,250	253,974,032
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(247,869,464)	(165,574,198)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	21,412,866	80,838,636
Total liabilities and stockholders' equity	$62,221,029	$136,126,017

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023 (Restated)	2022	2023 (Restated)	2022

Net revenues	$3,341,185	$9,602,195	$12,434,946	$36,765,721

Cost of sales	2,110,567	2,533,572	6,410,198	6,679,738

Gross profit	1,230,618	7,068,623	6,024,748	30,085,983

Operating expenses:
Research and development	2,925,171	18,133,412	44,534,153	43,755,677
Selling, general and administrative	10,902,916	10,761,486	41,283,275	24,887,830
Provision for (recovery of) credit losses	—	(2,500)	3,911,714	(6,500)
Impairment of intangible assets	—	—	3,900,000	—
Total operating expenses	13,828,087	28,892,398	93,629,142	68,637,007

Gain on sale of ENTADFI® assets	4,723,623	—	4,723,623	—

Operating loss	(7,873,846)	(21,823,775)	(82,880,771)	(38,551,024)

Non-operating income (expenses):
Interest expense	(648,917)	(1,185,093)	(2,219,840)	(3,556,477)
Change in fair value of derivative liabilities	1,789,000	881,000	2,319,000	(557,000)
Other income, net	131,133	69,895	409,059	135,897
Total non-operating income (expenses)	1,271,216	(234,198)	508,219	(3,977,580)

Loss before income taxes	(6,602,630)	(22,057,973)	(82,372,552)	(42,528,604)

Income tax expense (benefit)	57,551	137,603	(77,286)	224,808

Net loss	$(6,660,181)	$(22,195,576)	$(82,295,266)	$(42,753,412)

Net loss per basic and diluted common shares outstanding	$(0.08)	$(0.28)	$(0.99)	$(0.53)

Basic and diluted weighted average common shares outstanding	88,266,152	80,088,431	83,218,748	80,054,594

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other	Accumulated	Treasury
	Common Stock		Paid-in	Comprehensive	Deficit	Stock,	Total
	Shares	Amount	Capital	Loss	(Restated)	at Cost	(Restated)

Balance at September 30, 2022	82,692,598	$826,926	$253,974,032	$(581,519)	$(165,574,198)	$(7,806,605)	$80,838,636
Share-based compensation	—	—	4,845,269	—	—	—	4,845,269
Issuance of shares pursuant to share-based awards	114,234	1,142	255,990	—	—	—	257,132
Net loss	—	—	—	—	(36,842,179)	—	(36,842,179)
Balance at December 31, 2022	82,806,832	828,068	259,075,291	(581,519)	(202,416,377)	(7,806,605)	49,098,858
Share-based compensation	—	—	3,837,598	—	—	—	3,837,598
Issuance of shares pursuant to share-based awards	33,891	339	79,139	—	—	—	79,478
Sale of shares under common stock purchase agreement	1,920,013	19,200	2,552,351	—	—	—	2,571,551
Amortization of deferred costs	—	—	(78,677)	—	—	—	(78,677)
Net loss	—	—	—	—	(38,792,906)	—	(38,792,906)
Balance at March 31, 2023	84,760,736	847,607	265,465,702	(581,519)	(241,209,283)	(7,806,605)	16,715,902
Share-based compensation	—	—	4,550,832	—	—	—	4,550,832
Sale of shares under common stock purchase agreement	859,700	8,597	846,843	—	—	—	855,440
Amortization of deferred costs	—	—	(26,172)	—	—	—	(26,172)
Issuance of shares in a Private Investment in Public Equity, net of costs	5,000,000	50,000	4,919,045	—	—	—	4,969,045
Shares issued in connection with common stock purchase agreement	800,000	8,000	1,000,000	—	—	—	1,008,000
Net loss (restated)	—	—	—	—	(6,660,181)	—	(6,660,181)
Balance at June 30, 2023 (Restated)	91,420,436	$914,204	$276,756,250	$(581,519)	$(247,869,464)	$(7,806,605)	$21,412,866

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

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2023 (Restated)	2022
OPERATING ACTIVITIES
Net loss	$(82,295,266)	$(42,753,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,690	147,156
Impairment of intangible assets	3,900,000	—
Provision for credit losses	3,911,714	(6,500)
Gain on sale of ENTADFI® assets	(4,723,623)	—
Noncash change in right-of-use assets	556,475	411,002
Noncash interest expense, net of interest paid	1,832,092	1,415,978
Share-based compensation	13,233,699	6,916,345
Deferred income taxes	(213,172)	19,017
Change in fair value of derivative liabilities	(2,319,000)	557,000
Other	195,877	69,633
Changes in current assets and liabilities:
Increase in accounts receivable	(4,729,697)	(930,021)
Decrease (increase) in inventories	845,688	(2,216,377)
Decrease (increase) in prepaid expenses and other assets	5,780,913	(1,737,701)
(Decrease) increase in accounts payable	(3,884,800)	3,526,541
(Decrease) increase in accrued expenses and other current liabilities	(10,358,135)	8,258,099
Decrease in operating lease liabilities	(453,809)	(303,266)
Net cash used in operating activities	(78,521,354)	(26,626,506)

INVESTING ACTIVITIES
Cash proceeds from sale of ENTADFI® assets	6,000,000	—
Cash proceeds from sale of PREBOOST® business	—	5,000,000
Capital expenditures	(452,826)	(584,245)
Net cash provided by investing activities	5,547,174	4,415,755

FINANCING ACTIVITIES
Proceeds from stock option exercises	336,610	410,919
Proceeds from sale of shares under common stock purchase agreement	3,426,991	—
Proceeds from sale of shares in a private investment in public equity, net of costs	4,969,045	—
Payment of deferred equity financing issuance costs	(263,757)	—
Proceeds from premium finance agreement	1,425,174	—
Installment payments on premium finance agreement	(897,422)	—
Cash paid for debt portion of finance lease	—	(9,093)
Net cash provided by financing activities	8,996,641	401,826

Net decrease in cash	(63,977,539)	(21,808,925)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,190,675	122,359,535
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,213,136	$100,550,610

Supplemental disclosure of cash flow information:
Cash paid for interest	$387,748	$2,140,499
Schedule of non-cash investing and financing activities:
Shares issued in connection with common stock purchase agreement	$1,008,000
Right-of-use asset recorded in exchange for lease liabilities	$264,896	$4,411,474
Amortization of deferred costs related to common stock purchase agreement	$104,849	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Restatement

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

Restatement: The Company has restated its previously reported unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 to correct an error related to the accounting for the sale of ENTADFI assets on April 19, 2023. As discussed in Note 15, the Company entered into an asset purchase agreement with Blue Water Biotech Inc. formerly known as Blue Water Vaccines Inc. (“BWV”). Consideration per the asset purchase agreement included a payment of $6.0 million at closing and $14.0 million in notes receivable. The Company recorded a gain based on the total purchase price per the asset purchase agreement of $20.0 million and recorded notes receivable, net of imputed interest, for amounts to be received in the future.

In connection with the preparation of the Company’s consolidated financial statements for the year ended September 30, 2023, the Company determined that it was not probable, at the time of the transaction, that substantially all of the consideration promised under the asset purchase agreement would be collected. The consideration for the transaction should have only included the $6.0 million cash received by the Company at closing, resulting in a misstatement of the gain on sale recorded as summarized below. The notes receivable in the aggregate principal amount of $14.0 million, and related imputed interest, issued pursuant to the asset purchase agreement, should not have been recorded in the financial statements due to the uncertainty involved in the collectability of the amounts.

As a result of the restatement, the Company has made adjustments to present the corrected amount of gain on the sale of ENTADFI assets as a reduction to the gain previously recognized in the accompanying condensed consolidated statements of operations and as a decrease in the notes receivable and related imputed interest previously recorded in the accompanying condensed consolidated balance sheet and statements of operations. The restatement adjustments did not affect the net cash used in operating activities in the Company’s statement of cash flows.

The Company also determined that there was an error in the going concern disclosures. Specifically, the Company considered if the Company’s forecasted future cash flows will be sufficient to enable the Company to meet its contractual commitments and obligations as they come due in the ordinary course of business for a period of at least one year from the issuance of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2023 on August 10, 2023. The collectability of the notes receivable and certain planned capital transactions were included in those cash flows but are not completely under the control of management and cannot be relied upon for the purposes of the going concern assessment. Therefore, the Company concluded there is substantial doubt about the Company’s ability to continue as a going concern, as described in Note 2.

A summary of the impact of the error on the condensed consolidated balance sheet as of June 30, 2023 is as follows:

	As of June 30, 2023
	As Reported	Adjustment	As Restated
Assets
Notes receivable, short term portion	$8,536,535	$(8,536,535)	$—
Total current assets	$43,221,164	$(8,536,535)	$34,684,629
Notes receivable, long-term portion	$4,437,850	$(4,437,850)	$—
Total assets	$75,195,414	$(12,974,385)	$62,221,029

Liabilities and Stockholders' Equity
Accumulated deficit	$(234,895,079)	$(12,974,385)	$(247,869,464)
Total stockholders' equity	$34,387,251	$(12,974,385)	$21,412,866
Total liabilities and stockholders' equity	$75,195,414	$(12,974,385)	$62,221,029

A summary of the impact of the error on the condensed consolidated statement of operations for the three and nine months ended June 30, 2023 is as follows:

	Three Months Ended June 30, 2023
	As Reported	Adjustment	As Restated

Gain on sale of ENTADFI® assets	$17,456,814	$(12,733,191)	$4,723,623
Operating income (loss)	$4,859,345	$(12,733,191)	$(7,873,846)
Other income, net	$372,327	$(241,194)	$131,133
Total non-operating income	$1,512,410	$(241,194)	$1,271,216
Income (loss) before income taxes	$6,371,755	$(12,974,385)	$(6,602,630)
Net income (loss)	$6,314,204	$(12,974,385)	$(6,660,181)
Net income (loss) per basic common shares outstanding	$0.07	$(0.15)	$(0.08)
Net income (loss) per diluted common shares outstanding	$0.07	$(0.15)	$(0.08)
Diluted weighted average common shares outstanding	88,301,516	(35,364)	88,266,152

	Nine Months Ended June 30, 2023
	As Reported	Adjustment	As Restated

Gain on sale of ENTADFI® assets	$17,456,814	$(12,733,191)	$4,723,623
Operating loss	$(70,147,580)	$(12,733,191)	$(82,880,771)
Other income, net	$650,253	$(241,194)	$409,059
Total non-operating income	$749,413	$(241,194)	$508,219
Loss before income taxes	$(69,398,167)	$(12,974,385)	$(82,372,552)
Net loss	$(69,320,881)	$(12,974,385)	$(82,295,266)
Net loss per basic common shares outstanding	$(0.83)	$(0.16)	$(0.99)
Net loss per diluted common shares outstanding	$(0.83)	$(0.16)	$(0.99)

A summary of the impact of the error on the condensed consolidated statement of cash flows for the nine months ended June 30, 2023 is as follows:

	Nine Months Ended June 30, 2023
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net loss	$(69,320,881)	$(12,974,385)	$(82,295,266)
Gain on sale of ENTADFI® assets	$(17,456,814)	$12,733,191	$(4,723,623)
Other	$(45,317)	$241,194	$195,877

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

Note 2 – Liquidity, Going Concern, and Management’s Plans (Restated)

We are not profitable and have had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of expenditures necessary to fund development of our drug candidates and to obtain regulatory approvals thereon. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financings and/or other capital sources, including, but not limited to, ongoing sales of FC2. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis.

These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months. Certain elements of our operating plan to alleviate the conditions that raise substantial doubt, including but not limited to our ability to secure equity financing or other financing alternatives, are outside of our control and cannot be included in management’s evaluation under the requirement of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months.

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

Note 13 – Income Taxes (Restated)

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

A reconciliation of income tax expense (benefit) and the amount computed by applying the U.S. statutory rate of 21% to loss before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Income tax expense (benefit) at U.S. federal statutory rates	$(1,386,552)	$(4,632,174)	$(17,298,236)	$(8,931,007)
State income tax expense (benefit), net of federal benefit	(107,359)	(358,662)	(1,339,378)	(691,515)
Non-deductible expenses	(262,005)	(355,069)	185,564	4,860
Effect of stock options exercised	—	(147,570)	63,849	(170,920)
U.S. research and development tax credit	2,835,378	(1,283,944)	415,378	(4,160,374)
Effect of foreign income tax rates	406,324	366,493	307,188	327,055
Effect of global intangible low taxed income	(24,691)	(12,989)	(24,691)	—
Change in valuation allowance	(1,382,325)	6,504,878	17,640,877	13,637,539
Other, net	(21,219)	56,640	(27,837)	209,170
Income tax expense (benefit)	$57,551	$137,603	$(77,286)	$224,808

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$28,662,430	$23,627,461
State net operating loss carryforwards	3,253,511	2,850,956
Foreign net operating loss carryforwards – U.K.	16,083,790	15,773,497
Foreign capital allowance – U.K.	128,490	128,490
U.S. research and development tax credit carryforwards	8,066,411	8,481,789
U.S. research and development expense	8,722,825	—
Accrued compensation	764,724	1,227,290
Share-based compensation	6,926,088	4,325,354
Interest expense	2,575,342	2,206,484
Credit loss provision	885,562	—
Change in fair value of derivative liabilities	—	220,607
Other, net – U.K.	265,631	265,631
Other, net – Malaysia	4,712	—
Other, net – U.S.	81,387	81,507
Gross deferred tax assets	76,420,903	59,189,066
Valuation allowance for deferred tax assets	(63,013,329)	(45,372,452)
Net deferred tax assets	13,407,574	13,816,614
Deferred tax liabilities:
In-process research and development	—	(882,427)
Change in fair value of derivative liabilities	(304,098)	—
Other, net - Malaysia	—	(17,641)
Other, net – U.S.	(5,386)	(31,628)
Net deferred tax liabilities	(309,484)	(931,696)
Net deferred tax asset	$13,098,090	$12,884,918

The deferred tax amounts have been classified on the accompanying unaudited condensed consolidated balance sheets as follows:

	June 30,	September 30,
	2023	2022

Deferred tax asset – U.K.	$13,093,378	$12,965,985
Deferred tax asset – Malaysia	4,712	—
Total deferred tax asset	$13,098,090	$12,965,985

Deferred tax liability – U.S.	$—	$(63,426)
Deferred tax liability – Malaysia	—	(17,641)
Total deferred tax liability	$—	$(81,067)

Note 14 – Net Loss Per Share (Restated)

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

Note 15 – Sale of ENTADFI Assets (Restated)

On April 19, 2023, the Company entered into an asset purchase agreement (the “BWV Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with Blue Water Vaccines Inc. (“BWV”). The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable by September 30, 2023, $5.0 million payable 12 months after closing, and $5.0 million payable by September 30, 2024, plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company cannot determine the likelihood of receiving any Milestone Payments at this time. The Company determined that it was not probable, at the time of the transaction, that substantially all of the consideration promised under the asset purchase agreement would be collected. Therefore, the Company recognizes the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The gain is recorded considering only the nonrefundable consideration of $6.0 million received by the Company at closing. Total assets sold, consisting primarily of inventory, had a net book value of approximately $1.3 million. The Company recorded a gain of approximately $4.7 million on the transaction during the three months ended June 30, 2023. The gain calculation will be updated if additional consideration is received in future periods or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the notes receivable.

On September 29, 2023, the Company entered into an amendment to the BWV Asset Purchase Agreement. The amendment amends the BWV Asset Purchase Agreement by providing that the note receivable for the $4.0 million installment of the purchase price due September 30, 2023, was deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock of BWV (“BWV Series A Preferred Stock”). The BWV Series A Preferred Stock may not be converted into shares of BWV common stock until one year after issuance, subject to a limit on the number of shares of BWV common stock into which the BWV Series A Preferred Stock may be converted without approval of BWV’s shareholders. The Company received payment of $1.0 million on September 29, 2023. There can be no assurance as to (1) whether and when we will receive the future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, (2) the ability of BWV to obtain the requisite approval of its shareholders for the conversion of all the shares of Series A Preferred Stock, and (3) whether and when we will be able to receive any cash proceeds from the Series A Preferred Stock.

Note 16 – Subsequent Events

On July 24, 2023, the Company held a special meeting at which the Company’s shareholders approved an increase in the number of authorized shares of common stock from 154,000,000 to 308,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in the section title “Restatement” in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, we have restated the previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Results of Operations (Restated)

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE MONTHS ENDED JUNE 30, 2022

The Company generated net revenues of $3.3 million and net loss of $6.7 million, or $(0.08) per basic and diluted common share, for the three months ended June 30, 2023, compared to net revenues of $9.6 million and net loss of $22.2 million, or $(0.28) per basic and diluted common share, for the three months ended June 30, 2022. Net revenues decreased 65% compared to the prior period.

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

During the quarter ended June 30, 2023, the Company recorded a pre-tax gain of $4.7 million on the sale of the Company’s ENTADFI ® assets. See Note 15 to the financial statements included in this report for additional information.

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

NINE MONTHS ENDED JUNE 30, 2023 COMPARED TO NINE MONTHS ENDED JUNE 30, 2022

The Company generated net revenues of $12.4 million and net loss of $82.3 million, or $(0.99) per basic and diluted common share, for the nine months ended June 30, 2023, compared to net revenues of $36.8 million and net loss of $42.8 million, or $(0.53) per basic and diluted common share, for the nine months ended June 30, 2022. Net revenues decreased 66% compared to the prior period.

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

During the quarter ended June 30, 2023, the Company recorded a pre-tax gain of $4.7 million on the sale of the Company’s ENTADFI ® assets. See Note 15 to the financial statements included in this report for additional information.

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

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at June 30, 2023 was $16.2 million, compared to $80.2 million at September 30, 2022. At June 30, 2023, the Company had working capital of $7.0 million and stockholders’ equity of $21.4 million compared to working capital of $63.3 million and stockholders’ equity of $80.8 million as of September 30, 2022. The decrease in working capital is primarily due to the decrease in cash on hand, related to our increased spend on research and development and drug commercialization costs, partially offset by a decrease in accounts payable and accrued expenses.

We are not profitable and have had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, we are unable to estimate the exact amounts of expenditures necessary to fund development of our drug candidates and to obtain regulatory approvals thereon. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financings and/or other capital sources, including, but not limited to, ongoing sales of FC2. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis.

These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months. Certain elements of our operating plan to alleviate the conditions that raise substantial doubt, including but not limited to our ability to secure equity financing or other financing alternatives, are outside of our control and cannot be included in management’s evaluation under the requirement of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months.

Operating activities

Operating activities used cash of $78.5 million in the nine months ended June 30, 2023. Cash used in operating activities included net loss of $82.3 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $16.6 million and changes in operating assets and liabilities resulting in a decrease of $12.8 million. Adjustments to net loss primarily consisted of $13.2 million of share-based compensation, $3.9 million for impairment of intangible assets, $3.9 million provision for credit losses, and interest expense in excess of interest paid of $1.8 million, partially offset by the gain on sale of ENTADFI assets of $4.7 million and the change in fair value of the derivate liabilities of $2.3 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $10.4 million, a decrease in accounts payable of $3.9 million and an increase in accounts receivable of $4.7 million, partially offset by a decrease in prepaid expenses and other current assets of $5.8 million.

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

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarter Report on Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, due to the material weakness in internal control over financial reporting described below.

As further described below, our management is in the process of developing plans to remediate the material weakness identified, but it has not been remediated as of the date of the filing of this Form 10-Q/A.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the filing of the Original Form 10-Q, in connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Refer to the section titled "Restatement” in Note 1 to the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 included in this Form 10-Q/A.

With respect to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event, our internal controls were not designed to adequately accumulate and evaluate all information that was known or knowable at the time and apply that information to the applicable accounting guidance. This resulted in a restatement of our financial statements as of and for the three and nine months ended June 30, 2023.

This matter has been reviewed with our Audit Committee and the material weakness resulted in the restatement described in Note 1 to the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 included in this Form 10-Q/A.

As a result of the identified material weakness, our management directed a comprehensive review of this complex, nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the unaudited interim condensed consolidated financial statements contained in this Form 10-Q/A as of and for the three and nine months ended June 30, 2023, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Plan

We are evaluating the material weakness and are developing a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan will include the following actions:

•enhance our review procedures with respect to complex and nonrecurring transactions; and

•implement additional review procedures with respect to accumulation and evaluation of information that is known or knowable to the Company at the time in which a complex and nonrecurring transaction is executed, including developing a review checklist, and apply that information to the applicable accounting guidance.

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that these remediation efforts, encapsulated in a nonrecurring transactions review checklist, will represent significant improvements to the internal controls around complex nonrecurring transactions. We have started to implement these steps; however, some of these steps will take time to be fully integrated and assessed as being designed and operating effectively. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

As discussed above, we identified a material weakness in our control over financial reporting for the period covered by the Form 10-Q/A and are developing a plan of remediation to strengthen the design and operation of our control environment. Other than that described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We identified a material weakness in internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, during the quarter ended June 30, 2023. If we are not able to remediate this material weakness, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

SEC rules define a material weakness as a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented or detected on a timely basis. We are required to annually provide management’s attestation on internal control over financial reporting. We are also required to disclose significant changes made to our internal control procedures on a quarterly basis and any material weaknesses identified by our management in our internal control over financial reporting during the course of related assessments.

Subsequent to the filing of the Original Form 10-Q, in connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Refer to the section titled "Restatement” in Note 1 to the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 included in this Form 10-Q/A. Management determined that such material weakness resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective as of June 30, 2023.

Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. The material weakness in internal control over financial reporting described above, any new deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We are in the process of implementing a remediation plan to remediate the material weakness we identified, which is designed to improve our internal control over financial reporting. We can provide no assurance that the measures we have taken to-date and any actions that we may take in the future will be sufficient to remediate this control deficiency, or that such remediation measures will be effective at preventing or avoiding potential future significant deficiencies or material weaknesses in our internal controls.

If we identify any new deficiencies in the future or are not able to successfully remediate the material weakness we have identified and related deficiencies in our disclosure controls and procedures, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, and we may not be able to source external financing for our capital needs on acceptable terms or at all. Each of the foregoing items could adversely affect our business, results of operations, financial condition, and the market price and volatility of our common stock. In addition, we have expended, and expect to continue to expend, significant resources, including accounting-related costs and significant management oversight, in order to assess, implement, maintain, remediate and improve the effectiveness of our internal control over financial reporting and our general control environment.

In addition, as a result of the material weakness described above and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the deficiencies in our internal control over financial reporting described above, the preparation of our financial statements and the restatement described above. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The restatement of our prior quarterly financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

Subsequent to the filing of the Original Form 10-Q, in connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Refer to the section titled "Restatement” in Note 1 to the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 included in this Form 10-Q/A.

As a result of the restatement described above, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.

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

DATE: November 15, 2023

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: November 15, 2023

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer