Form 10-K
period 2023-09-30
VERU INC.
filed 2023-12-08
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2023, was approximately $77.7 million based on the per share closing price as of March 31, 2023 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $1.16.

There were 93,672,854 shares of the registrant’s common stock, $0.01 par value per share outstanding on December 5, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2024 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

VERU INC.

_________________

As used in this report, the terms “we,” “us,” “our,” “Veru” and the “Company” mean Veru Inc. and its subsidiaries collectively, unless the context indicates another meaning, and the term “common stock” means shares of our common stock, par value of $0.01 per share.

All trademarks, service marks or trade names appearing in this report are the property of their respective owners. We do not intend the use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of or by, any of these other companies

FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential development or commercialization of enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a glucagon-like peptide-1 receptor agonist (“GLP-1 RA”) who are at-risk for developing muscle atrophy and muscle weakness, enobosarm for certain breast cancer patients, and sabizabulin for viral-induced acute respiratory distress syndrome (“ARDS”) indications, the outlook for growth in our FC2 business through telehealth customers, our portal and the global public health sector, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of litigation and other contingencies, financial condition, results of operations, liquidity, cost savings, our ability to continue as a going concern, future ordering patterns of our customers, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. You can identify forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of those terms or other words of similar meaning. These statements are based upon our current plans and strategies, reflect our current assessment of the risks and uncertainties related to our business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies, and the risk that such results will not support marketing approval, emergency use authorization (“EUA”), or commercialization in the United States or in any foreign country;

•potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) or any other regulatory authority around the world and potential delays in, or failure to obtain, from any such regulatory authority approval of products under development, including the risk of a delay or failure in reaching agreement with the FDA on the design of any clinical trial, including any post-approval or post-authorization study, or in obtaining authorization to commence a clinical trial or commercialize a product candidate in the U.S. or elsewhere;

•potential delays in the timing of approval by the FDA or any other regulatory authority of the release of manufactured lots of approved products;

•clinical trial results supporting any potential regulatory approval or authorization of any of our products, including enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, enobosarm for breast cancer, and sabizabulin for the treatment of viral-induced ARDS, may not be replicated in clinical practice;

•clinical results or early data from clinical trials may not be replicated or continue to occur in additional trials or may not otherwise support further development in the specified product candidate or at all;

•risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations and to enable us to continue as a going concern;

•we need to secure significant funding to advance our drug candidates, including government grants, pharmaceutical company partnerships, or similar external sources to advance the development of sabizabulin as a treatment for viral-induced ARDS;

•we may not receive any additional payments from Blue Water Biotech Inc. formerly known as Blue Water Vaccines Inc. (“BWV”) in connection with the sale of our ENTADFI assets and may not receive any value for the shares of Series A Convertible Preferred Stock of BWV we hold;

•risks related to the development of our product portfolio, including clinical trials, regulatory approvals and time and cost to bring any of our product candidates to market, and risks related to efforts of our collaborators;

•product demand and market acceptance of our commercial products and our products in development, if approved;

•risks related to our ability to obtain insurance reimbursement from private payors or government payors, including Medicare and Medicaid, and similar risks relating to market or political acceptance of any potential or actual pricing for any of our product candidates that, if approved, we attempt to commercialize;

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

•risks related to our ability to increase sales of FC2 after significant declines in recent periods due to telehealth industry consolidation and the bankruptcy of large telehealth customers;

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

•risks relating to the restatement of our unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023;

•the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;

•our ability to remediate the material weakness in our internal control over financial reporting that we have identified and the risk that we may identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls;

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

Additional factors that we do not yet know of or that we currently think are immaterial may also impair our business operations.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities based on our analysis of these data, research, surveys and studies. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

PART I

Item 1. Business

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases, oncology, and ARDS. Our drug development program includes two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, a selective androgen receptor modulator (“SARM”), is being developed for two indications: (i) enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness and (ii) subject to the availability of sufficient funding, enobosarm for the treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer in the 2nd line setting. Sabizabulin, a microtubule disruptor, is being developed for the treatment of hospitalized patients with viral-induced ARDS. We do not intend to undertake further development of sabizabulin for the treatment of viral-induced ARDS until we obtain funding from government grants, pharmaceutical company partnerships, or other similar third-party external sources. We also have an FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections.

A chart showing our current drug candidate pipeline as of the date of this report is below. This chart is based on our current plans and is subject to change. See “Forward Looking Statements.”

Drug candidate pipeline
Biopharmaceutical company

Program	Mechanism	Indication	2023	2024	2025	2026
Metabolic						
Enobosarm and GLP-1 receptor agonist combination	Selective androgen receptor modulator (SARM) + GLP-1 Receptor agonist	Obese or overweight elderly patients receiving a GLP-1 RA	IND	Phase 2b FPI -75; Phase 2b Protect muscle loss from GLP-1 data	Phase 2b Rescue Open-label data	Planned
Breast Cancer						
Enobosarm +/- abemaciclib combination (Lilly)	Selective androgen receptor modulator (SARM) + CDK 4/6 inhibitor	Phase 3 ENABLAR-2 AR+ ER+HER2- metastatic breast cancer (2nd line metastatic setting)*	Lilly clinical collaboration and supply agreement; Phase 3 FPI Stage 1- 160		Phase 3 data- stage 1	Open and active
Infectious Disease- Acute Respiratory Distress Syndrome						
Sabizabulin	Oral microtubule Disruptor Broad host targeted antiviral and anti-inflammatory agent	Phase 3 (902) study- Hospitalized COVID-19 patients at high risk for ARDS		Positive Phase 3 study Fast Track Designation		Completed
Sabizabulin	Oral microtubule Disruptor Broad host targeted antiviral and anti-inflammatory agent	Phase 3 (904) study - Hospitalized patients with viral ARDS**		Phase 3 FPI -408	Phase 3 data	Planned

*Subject to availability of funds **Subject to funding from government grants, pharmaceutical company partnerships, or other similar third-party external sources

Company History

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

Our Strategy

Our strategy focuses primarily on the clinical development and commercialization of novel medicines for metabolic diseases, metastatic breast cancer, and viral-induced ARDS. In addition, we seek to operate and grow our sexual health program to help fund our clinical development efforts. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. The key elements of our strategy are:

•Develop enobosarm for metabolic diseases.

Our metabolic drug pipeline is focused on the clinical development of enobosarm, an oral SARM, initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

In reported third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss reported by patients was attributable to muscle loss. Muscle is critical for metabolism, muscle strength and physical function (mobility) and prevention of injury (falls) especially in an older population. According to the Centers for Disease Control and Prevention (“CDC”), 41.5% of older adults have obesity and could benefit from weight loss medication. However, the significant amount of muscle loss which may occur when taking a currently approved GLP-1 RA has the potential to reduce a patient’s muscle mass to sarcopenic, or critically low amounts. Sarcopenic obese patients, patients who have obesity and age-related low muscle mass at the same time, may experience muscle weakness leading to poor balance, decreased gait speed, mobility disability, falls, bone fractures and increased mortality. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity and are potentially at the greatest risk for developing critically low muscle mass and functional limitations when taking a currently approved GLP-1 RA for the treatment of obesity. We therefore believe there is an urgent unmet need for a drug that can both augment the fat loss and prevent the muscle loss in sarcopenic obese or overweight elderly patients receiving GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness leading to frailty.

We believe there is an urgent unmet medical need which could be addressed by a SARM, such as enobosarm, that may effectively prevent the loss of muscle mass experienced by older patients receiving a GLP-1 RA for the treatment of obesity. As demonstrated in third-party clinical trials, weight loss in patients receiving a GLP-1 receptor agonist drugs for the treatment of obesity is composed of reductions in both fat and lean (muscle and bone) mass. The muscle wasting observed with GLP-1 RA drugs places elderly overweight or obese patients with sarcopenic obesity at risk as they already have low muscle mass and may develop muscle weakness, functional limitations, mobility disability, and falls. Veru intends to conduct a Phase 2b multicenter, double-blind, placebo-controlled, randomized, and dose-finding obesity or overweight clinical study to evaluate enobosarm 3mg, enobosarm 6mg, or placebo in approximately 75 patients who qualify and will be receiving a GLP-1 RA for weight loss and are at risk for significant muscle loss.

•Develop enobosarm for advanced breast cancer.

Our oncology drug pipeline is focused on the clinical development of enobosarm 9mg, an oral selective androgen receptor modulator, for the treatment of AR+ ER+ HER2- metastatic breast cancer. As we have prioritized our clinical programs to focus on enobosarm for obesity, the continued clinical development of enobosarm for the treatment of metastatic breast cancer is subject to the availability of sufficient funding in excess of any funds we use for enobosarm for obesity or other uses. We completed the Stage 1a portion of our Phase 3 clinical trial in October 2023. We will not, however, begin the Stage 1b portion or otherwise advance our trial Phase 3 clinical trial until sufficient funding is available.

•Develop sabizabulin for viral-induced ARDS subject to accessing government or pharmaceutical partnership funding.

We are developing sabizabulin 9mg, which has both host targeted antiviral and broad anti-inflammatory properties, as a two-pronged approach to the treatment of hospitalized patients with viral lung infection at high risk for ARDS and death. We have completed positive Phase 2 and positive Phase 3 COVID-19 clinical trials, which have demonstrated that sabizabulin treatment resulted in a mortality benefit in hospitalized moderate to severe patients with COVID-19 viral lung infection at high risk for ARDS and death. The FDA granted Fast Track designation to our COVID-19 program in January 2022. On May 10, 2022, we had a pre-EUA meeting with the FDA to discuss next steps including the submission of an EUA application regarding sabizabulin for COVID-19. In June 2022, we submitted a request for FDA Emergency Use Authorization. In February 2023, the FDA declined to grant our request for Emergency Use Authorization for sabizabulin. In September 2023, we received positive feedback from the FDA on the design of a Phase 3 clinical trial to evaluate sabizabulin in viral-induced ARDS.

We currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the proposed Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the development of sabizabulin as a treatment for viral-induced ARDS and will not commence our Phase 3 clinical trial to evaluate sabizabulin in viral-induced ARDS.

•Grow our sexual health program to invest proceeds in the clinical development of our drug pipeline.

We remain focused on increasing revenue from FC2 in the U.S. market via our established dedicated direct to patient telemedicine and pharmacy services portal, while leveraging our relationships with telemedicine and internet pharmacy providers and distributors. We are also seeking additional commercial partnership opportunities while continuing to grow revenues in the public health sector in key U.S. and global markets via partnerships/distribution agreements with regional distributors/players.

•Capitalize on expertise and reputation of our management team and board members.

Our management team has significant expertise and experience in urology, oncology, endocrine, and infectious diseases as well as drug development, regulatory matters, marketing and sales, and business development which we believe facilitates effective management of our preclinical studies and clinical trials of drug candidates, potential launch planning, effective collaboration activity and product commercialization. In addition, we intend to capitalize on the strong reputations of the members of our management and board of directors with academic institutions, hospitals, physicians, pharmacists, and distributors to expand our customer base and to introduce potential new products.

Our Products and Product Candidates

The following table summarizes the Company’s current product and development portfolio:

DEVELOPMENT
PRODUCT	INDICATION	PHASE

Metabolic Disease Candidate
Enobosarm – selective androgen receptor modulator	A treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness	Planned Phase 2b

Oncology Drug Candidate – Breast
Enobosarm – selective androgen receptor modulator with or without abemaciclib CDK 4/6 inhibitor	AR+ ER+ HER2- metastatic breast cancer (2nd line metastatic setting)	Phase 3 stage 1b ENABLAR-2 active but not currently recruiting

Viral-related ARDS
Sabizabulin – oral microtubule disruptor, broad host targeted antiviral and anti-inflammatory agent	Hospitalized patients with mild to severe viral-induced ARDS	Planned Phase 3

Sexual Health Program Commercial Product
FC2 Female Condom® (internal condom)	Unintended pregnancy and prevents STIs	Marketed

Our Clinical Trials Program and Our Drug Candidates

Obesity and Overweight Program - Enobosarm

Scientific Overview. In third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss reported by patients was attributable to muscle loss. According to the CDC, 41.5% of older adults have obesity and could benefit from weight loss medication. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity. Sarcopenic obese patients are patients who have obesity and age-related low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA for the treatment of obesity. Patients with critically low muscle mass may experience muscle weakness leading to poor balance, decreased gait speed, mobility disability, falls, bone fractures, and increased mortality. We therefore believe there is an urgent unmet need for a drug that can ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass in at-risk sarcopenic obese and overweight elderly patients.

Enobosarm is an oral, novel SARM that has demonstrated tissue-selective, dose-dependent improvement in body composition with increases in muscle mass and decreases in fat mass, improves insulin resistance, has no masculinizing effects in women and has neutral prostate effects in men in third-party clinical trials. Data from certain of these third-party clinical trials also demonstrated increases in muscle mass resulting in improvement in muscle strength and physical function.

Advanced cancer can cause a “starvation state” where there is significant loss of both lean mass and fat mass. Enobosarm has been evaluated in five separate third-party clinical trials in which muscle mass measurement was a primary or co-primary endpoint. These third-party clinical trials include two Phase 2 clinical trials in healthy older or sarcopenic subjects (168 subjects) and one Phase 2b clinical trial and two Phase 3 clinical trials in subjects with muscle wasting because of cancer (800 subjects), generating muscle mass and safety data from a total of 968 patients. In certain of these trials, enobosarm demonstrated a dose-dependent improvement in body composition with increases in muscle mass and reductions in fat mass. For example, in the Phase 2 clinical trial evaluating enobosarm in 120 men over 60 years old and postmenopausal women treated for 12 weeks, patients receiving 3mg dose of enobosarm (n=24) demonstrated a statistically significant (i) increase in total lean body mass (average increase of 1.25 kg (p = < 0.001)) and (ii) decrease in total fat mass (average decrease of 0.32 kg (p=0.049)). When measuring physical function by stair climb test, patients receiving 3mg dose of enobosarm in this trial also demonstrated statistically significant improvements compared to placebo (p=0.049) using a secondary methodology of statistical analysis provided for in the trial protocol. Based on a large safety database which includes 1,581 men and women with treatment duration for up to 3 years, enobosarm has been generally well tolerated in clinical trials completed to date. However, no preclinical studies or clinical trials evaluating the combination of enobosarm and a GLP-1 RA have been completed to date. All the nonclinical and clinical efficacy and safety data on enobosarm including those generated by these five third-party clinical trials are owned by Veru pursuant to an assignment from the University of Tennessee Research Foundation.

We believe the clinical data we own that was generated from third-party clinical trials of enobosarm in both elderly patients and in patients with initial and ongoing muscle wasting caused by a starvation state (cancer induced muscle wasting), provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass. In addition, we believe there is also clinical rationale for the administration of enobosarm to “rescue” at-risk sarcopenic obese or overweight elderly patients who may be forced to discontinue treatment with a GLP-1 RA due to the muscle loss depleting their muscle mass to critically low amounts resulting in muscle weakness and physical function limitations.

Development Plan: Planned Clinical Trials. We intend to submit an IND for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness in the fourth quarter of 2023. Subject to receiving clearance of our IND, we plan to conduct a Phase 2b multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, with the first data from the trial expected in the second half of 2024.

A diagram of the proposed Phase 2b clinical trial design is shown in the figure below:

Phase 2b double-blind, placebo controlled, randomized, dose finding trial to evaluate the efficacy and the safety of enobosarm in preventing muscle loss and increasing fat loss in patients receiving a GLP-1 RA to treat obesity

Enobosarm and GLP-1 RA combination study[1]

Sample size calculation
- N=75 patients (25 subjects/arm)

Key Inclusion criteria:
- Obese or overweight
- Age > 60 yo
- At risk for functional limitations
- GLP-1 agent is indicated

Randomization 1:1:1

- Enobosarm 6 mg PO + GLP-1 RA
- Enobosarm 3 mg PO + GLP-1 RA
- Placebo + GLP-1 RA

Treatment[2]
12 weeks

Enobosarm 6 mg PO

Open label extension study: enobosarm 6mg and no GLP-1 RA
16 weeks

12 weeks primary endpoint of LBM to be reported

Primary endpoint:
- LBM (muscle mass) measured by Dual Energy X-ray Absorptiometry (DEXA) scan

Secondary endpoints:
- Change in total body fat
- Change in total body weight
- Change in HOMA-IR – insulin resistance
- D_3Creatine Dilution[3]
- Physical function tests
  - Stair climb test

[1]Trial design is preliminary and subject to change if FDA provides input | [2] Based on FDA Guidance 2010 M3(R2) pg 21-22, no animal toxicology studies for drug combination studies are required to support Phase 2 study for 90 days duration | [3]Evans JE et al. Calcified Tissue International. Doi.org/10.1007/s00223-023-01124-w 2023 |

We expect that the primary endpoint of the clinical trial will be change in lean muscle mass from baseline to three months and key secondary endpoints will be change from baseline to three months in total fat mass, insulin resistance (homeostatic model assessment for insulin resistance or HOMA-IR), total body weight, and physical function. Based on FDA Guidance 2010 M3(R2), in “two late stage products for which there is not adequate clinical experience with co-administration, but there are no causes for significant toxicological concern based on the available data, nonclinical combination studies generally are not recommended to support small scale, relatively short-duration clinical studies (e.g., phase 2 studies of up to 3 months’ duration).” After completing the three month efficacy dose-finding portion of the clinical trial, we anticipate that participants will then continue into an open label extension trial where all patients will receive enobosarm 6mg for four months. This open label extension portion of the trial is designed to assess the safety and efficacy of enobosarm 6mg at “rescuing” patients by improving muscle loss and maintaining weight loss caused by three months of placebo + GLP-1 RA drug. We expect to measure total lean body mass, total fat mass, total muscle mass, physical function, and bone mineral density in this open label extension both compared to baseline and to the measurement at three months when treated with GLP-1 RA.

The purpose of the Phase 2b trial is to select a dose of enobosarm in combination with a GLP-1 RA at three months treatment for a Phase 3 clinical trial. The foregoing description of the proposed Phase 2b clinical trial and the indication in which we plan to develop enobosarm are preliminary and subject to update based on discussion with the FDA. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

Market. In the United States, 37% of adult men and 40.4% of adult women have obesity (CDC 2022). In third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass, with 20-50% of the total weight loss reported by patients attributable to muscle loss. Enobosarm is being developed to optimize weight loss by preferentially increasing fat loss and preventing loss of muscle and physical function in at risk patients taking GLP-1 receptor agonist drugs for chronic weight management. Accordingly, enobosarm is targeting at risk older obese or overweight patients who may already have low muscle mass, also known as sarcopenic obesity, and the further drop in muscle mass of all-important muscles increases risk of muscle weakness, functional limitations, mobility disability, falls, higher hospitalizations, and greater mortality. In the US, up to 41.5% of older adults (> 60 years of age) have obesity (CDC) and up to 34.4% of these patients also have sarcopenia, or low muscle reserve.

Oncology Program – Breast Cancer: Enobosarm

Scientific Overview. Breast cancer is the most commonly diagnosed cancer in women with an estimated 300,590 new cases and 43,700 deaths from breast cancer expected for 2023 in the U.S. Breast cancer is a heterogenous disease with diverse clinical and molecular characteristics. Estrogen is one of the main drivers of breast cancer proliferation, tumor progression, and metastasis. Up to 85% of breast cancers are ER+, and consequently, estrogen is one of the main drivers of breast cancer proliferation, tumor progression, and metastasis. Consequently, treatments that target the estrogen receptor (ER) have been the mainstay of breast cancer therapy, but unfortunately breast cancers in almost all women will eventually develop resistance to endocrine therapies with tumor progression, and alternative treatment approaches will be required including IV chemotherapy.

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

Enobosarm is a new class of endocrine therapy for advanced breast cancer. Enobosarm is an oral, new chemical entity, selective androgen receptor modulator designed to activate the AR in AR+ ER+ HER2- metastatic breast cancer and thereby suppress tumor growth without the unwanted masculinizing side effects. Enobosarm has extensive nonclinical and clinical experience having been evaluated in 25 separate clinical studies in approximately 1,450 subjects dosed, including three Phase 2 clinical trials in advanced breast cancer involving more than 191 patients. In one of the Phase 2 clinical trials conducted in women with AR+ ER+ HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts that failed estrogen blocking agents, chemotherapy and/or CDK 4/6 inhibitors and was well tolerated with a favorable safety profile.

The current standard of care for first line treatment of ER+ HER2- metastatic breast cancer is treatment with a CDK 4/6 inhibitor in combination with an estrogen blocking agent. Once a patient progresses while receiving this combination therapy, the FDA-approved treatment choices are limited to another estrogen blocking agent or chemotherapy. As up to 95% of ER+ HER2- metastatic breast cancers have an androgen receptor, we are developing enobosarm as another, but different, hormone therapy for the second line treatment of ER+ HER2- metastatic breast cancer. In preclinical studies, metastatic breast cancer tissue samples taken from patients who have ER+ HER2- metastatic breast cancer that had become resistant to CDK 4/6 inhibitors and estrogen blocking agents were grown in mice. In these mice, treatment with enobosarm in combination with a CDK 4/6 inhibitor suppressed the growth of human metastatic breast cancer greater than the CDK 4/6 inhibitor alone. Further, enobosarm treatment alone was also effective in suppressing the growth of CDK 4/6 inhibitor and estrogen blocking agent resistant human metastatic breast cancer tumors in mice.

Enobosarm for the treatment of AR+ ER+ HER2- metastatic breast cancer. In the two Phase 2 clinical studies conducted in women with AR+ ER+ HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts and was well tolerated with a favorable safety profile.

The Phase 2 clinical trial (G200802) was a 2-arm study evaluating 9mg and 18mg enobosarm daily oral dosing in 136 women with AR+ ER+ HER2- metastatic breast cancer. The patients in this study were also heavily pretreated having failed an average of 3.7 endocrine treatments, 90% had received prior chemotherapy, and 12% had prior treatment with CDK4/6 inhibitor. Enobosarm showed efficacy with a CBR at 6 months which for 9mg was 32% (95% CI 19.5%,46.7%) and for the 18mg cohort was 29% (95% CI 17.1%,43.1%). The median duration of clinical benefit was not reached for the 9mg group (8.2 month - Not reached) and for the 18mg group was 14.1 months (11 months - 16.5 months). A post-hoc AR expression subset analysis using the AR testing measure used in G200802 was also performed in this population with known AR status and measurable disease (n=84). Objective tumor responses correlated with the degree of % AR staining. Using a 40% AR staining cutoff, CBR at 24 weeks for ≥40% AR was 52% and <40% AR was 14% (p<0.0004). Overall response rate in subjects with ≥40% AR staining was 34% and <40% AR was 2.7% (p=0.0003). Median progression free survival (PFS) for ≥40% AR was 5.47 months (95% CI 2.83-11.13) versus <40% AR was 2.73 months (95% CI 2.63 – 2.80) (p<0.001). Enobosarm treatment was well tolerated with significant positive effects on quality-of-life measurements. The 9 mg group had a slightly better safety profile than the 18 mg group.

In summary, treatment with enobosarm, a novel oral selective androgen receptor modulator, resulted in clinically significant objective tumor responses, improvement in quality of life, and favorable safety profile in a heavily pretreated population of women with AR+ER-HER2- metastatic breast cancer. Higher % AR nuclei staining correlated with a greater antitumor activity. By targeting and activating AR in breast cancer tumors with sufficient AR expression, women with metastatic breast cancer may be identified who are most likely to respond to enobosarm therapy. Overall, these studies of enobosarm clearly establish the clinical relevance of targeting the AR with a selective AR agonist. Enobosarm introduces a novel endocrine therapy to patients with breast cancer that have exhausted endocrine therapies targeting ER, but prior to IV chemotherapy.

Development Plan: Current and Planned Clinical Trials. On March 30, 2023 and November 3, 2023, we met with the FDA to discuss the design of our Phase 3 clinical trial in patients with AR+ ER+ HER2- metastatic breast cancer who have tumor progression while receiving palbociclib (a CDK 4/6 inhibitor) plus an estrogen blocking agent (nonsteroidal aromatase inhibitor or selective estrogen receptor degrader). The design of the Phase 3 clinical trial was amended following our November 3, 2023 meeting with the FDA to implement the recommendations that were provided by the FDA. A diagram of the Phase 3 clinical trial is shown in the figure below:

veru

Phase 3 (V2000701) ENABLAR-2 study- 2nd line metastatic setting
Open label, efficacy and safety of enobosarm +/- abemaciclib(CDK4/6 inhibitor) combination in AR+ER+HER2- metastatic breast cancer

CDK4/6 inhibitor resistance after first line metastatic Tx

Progressed on Nonsteroidal AI + CDK 4/6i or SERD + CDK 4/i

Stage 1

1:1:1:1 rando
n=160

Primary endpoint= ORR

Open label safety study to optimize enobosarm dose +/- abemaciclib 150mg BID

- Estrogen blocking agent n=32
- Enobosarm 3mg n=32
- Enobosarm 9mg n=32
- Abemaciclib + Enobosarm 3mg n=32
- Abemaciclib + Enobosarm 9mg n=32

Treatment group

Enobosarm +/- Abemaciclib

Control Group

Alternative estrogen blocking agent

Stage 2

1:1 rando
n =208

Entered into clinical collaboration and supply agreement with Lilly February 2022

Primary endpoint= PFS

Primary endpoint

- Median progression free survival (PFS)

Key Secondary endpoints:

- Overall response rate (CR+PR)
- Physical function tests
- DEXA- body composition (muscle and bone)

Statistical assumptions

- Total sample size: 180
- a = 0.05
- 90% power
- 37% drop out rate
- 121 events
- Control group estimated median PFS=5 months and combination group median PFS= 9 months

[1] Bidard F-C J Clin Onc 40:3246, 2022- estrogen blocking agent had ORR of 4.5 % and estimated median PFS=1.9-2.8 months in 2nd line metastatic setting following a CDK4/6 inhibitor and estrogen blocking agent

The primary endpoint for the Stage 1 portion of the Phase 3 clinical trial is objective tumor response rates (“ORR”).

We began patient enrollment in April 2022. As of August 2023, we had completed the target enrollment of three patients in the Stage 1a portion of the Phase 3 clinical trial to assess the safety and pharmacokinetics of the combination of abemaciclib and enobosarm. There were no reported drug-to-drug interactions between abemaciclib and enobosarm or new safety findings in the three patients as of the data cutoff date. Further, the early preliminary clinical results showed two partial responses and one stable disease in the first three patients based on local assessments, and as of the cutoff date the patients were on study for 9, 11 and 12 months from first day of dosing to disease progression by blinded central assessment. We will not begin the Stage 1b portion or otherwise advance our Phase 3 clinical trial until sufficient funding is available.

Subject to the availability of sufficient funding, we expect to have topline data from Stage 1b of our Phase 3 clinical trial by early 2025. If enobosarm monotherapy or abemaciclib + enobosarm combination therapy compared to estrogen blocking agent (active control) demonstrates significant improvement in ORR, which is considered a surrogate endpoint for clinical benefit, then we may meet with the FDA to consider an accelerated approval regulatory pathway based on the clinical data from the Stage 1b portion of the Phase 3 clinical trial. Granting accelerated approval for investigational products is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for this approval pathway, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

In January 2022, we entered into a clinical trial collaboration and supply agreement through which Eli Lilly and Company supplies abemaciclib for the ENABLAR-2 trial.

Market. Enobosarm represents the first new class of targeted endocrine therapy in advanced breast cancer as it does not target estrogen. Enobosarm targets AR in AR+ ER+ HER2- metastatic breast cancer as a potential second line oral daily dosing endocrine therapy. Enobosarm with or without a CDK 4/6 inhibitor could be a new and important option in hormone receptor positive metastatic breast cancer patients who have exhausted endocrine therapies targeting estrogen or ER, but prior to IV chemotherapy.

Infectious Disease Program – sabizabulin for hospitalized patients with mild to severe viral-induced ARDS

We are developing sabizabulin 9mg, which has both host targeted antiviral and broad anti-inflammatory properties, as a two-pronged approach to the treatment of hospitalized patients with viral lung infection at high risk for ARDS and death. We have completed positive Phase 2 and positive Phase 3 COVID-19 clinical trials, which have demonstrated that sabizabulin treatment resulted in a mortality benefit in hospitalized moderate to severe patients with COVID-19 viral lung infection at high risk for ARDS and death. The FDA granted Fast Track designation to our COVID-19 program in January 2022. On May 10, 2022, we had a pre-EUA meeting with the FDA to discuss next steps including the submission of an EUA application regarding sabizabulin for COVID-19. In June 2022, we submitted a request for FDA Emergency Use Authorization. In February 2023, the FDA declined to grant our request for Emergency Use Authorization for sabizabulin. In September 2023, we received positive feedback from the FDA on the design of a Phase 3 clinical trial to evaluate sabizabulin in viral-induced ARDS.

However, we currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the proposed Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the development of sabizabulin as a treatment for viral-induced ARDS and will not commence our Phase 3 clinical trial to evaluate sabizabulin in viral-induced ARDS.

In October 2023, we were notified that we were not selected for participation in the planned Phase 2 ARDS clinical trial to be sponsored by the Influenza & Emerging Infectious Diseases Division of the Biomedical Advanced Research and Development Authority (BARDA).

There can be no assurances that we will be able to obtain external funding through government grants, pharmaceutical company partnerships, or similar sources, that we will be able to cost-effectively continue development of sabizabulin, or that sabizabulin will receive FDA approval or be commercialized, for this application.

Sexual Health Program

The Company's sexual health program consists of FC2, the only FDA-approved, female-controlled, hormone-free female condom indicated for the prevention of pregnancy and sexually transmitted infections, including HIV/AIDS.

FC2 Female Condom for dual protection against unintended pregnancy and transmission of sexually transmitted infections and HIV/AIDs

Product. FC2 is the only FDA-approved single use internal condom for the prevention of pregnancy, sexually transmitted infections (STIs), and HIV/AIDs. It comes pre-lubricated and is also the only non-hormonal, latex free contraceptive option available to women that can be used on its own or in conjunction with most other forms of contraception providing “layering” benefits. It is easy to use and covered by most insurance companies with zero out-of-pocket costs due to the Affordable Care Act.

FC2 offers several benefits over natural rubber latex, the raw material most used in male condoms. FC2’s nitrile polymer is stronger than latex, reducing the probability that the female condom sheath will tear during use. Unlike latex, FC2’s nitrile polymer quickly transfers heat. FC2 can warm to body temperature immediately upon insertion, which may enhance the user’s sensation and pleasure. Unlike the male condom, FC2 may be inserted before sex, eliminating disruption during sexual intimacy. FC2 is also an alternative to latex sensitive users who are unable to use condoms without irritation. To the Company's knowledge, there is no reported allergy to the nitrile polymer. The non-latex segment of the global condom market is estimated to grow quicker than the latex segment through 2030 at a cumulative annual growth rate of 10%.

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

In the U.S., FC2 is available by prescription through telemedicine and internet pharmacy channels as well as retail pharmacies. The Company has launched its own dedicated direct to patient telemedicine and pharmacy services portal/platform to continue to drive sales growth. FC2 is also available to public health sector entities such as state departments of health and 501(c)(3) organizations.

Currently, most of the Company’s net revenues are derived from sales of FC2 in the commercial and public health sectors.

U.S. Market. There are approximately 54 million women between the ages of 18-49 who represent the target market due to FC2 being dually indicated for the prevention of pregnancy and/or STIs and HIV/AIDS. According to the CDC, data suggests that STIs in U.S. continued to increase in 2021 – an all-time high for the 6th straight year increasing from 2.4 million to 2.5 million.

FC2 is the only FDA approved for market female use product that protects against unintended pregnancies, the transmission of STIs and HIV/AIDs. While the market conditions are favorable for continued growth, the brand has seen decreasing sales due to lower volume from digital telemedicine customers because of consolidation in the industry. As a result, the Company has established its own dedicated direct to patient digital telemedicine (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) platform to bring our much-needed FC2 product to patients in a cost-effective and highly convenient manner. We remain focused on growing FC2 sales and revenues in future quarters from our dedicated telemedicine solution while leveraging opportunities that help couples better understand how FC2 can help them take control of their sexual and reproductive health.

FC2 is currently reimbursable by prescription under the Affordable Care Act (ACA). The ACA guidance requires health plans to cover at 100% payment of at least one form of contraception within each of the 16 different categories identified by the FDA in its current Birth Control Guide in which FC2 is in a standalone category of its own. As FC2 is nonhormonal, it is a viable alternative for many U.S. women who have reported dissatisfaction with the side effects of hormonal birth control or are seeking the layering (i.e. STI prevention) benefits FC2 offers since it can be used with many other forms of contraception.

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

The Company has sold more than 750 million female condoms worldwide and FC2 has been distributed in the U.S. and 149 other countries. A significant number of countries with the highest demand potential are in the developing world. The incidence of HIV/AIDS, other STIs, and unintended pregnancy in these countries represents a remarkable potential for significant sales of a product that benefits some of the world’s most underprivileged people. However, conditions in these countries can be volatile and result in unpredictable delays in program development, tender applications, and processing orders.

The Company has distribution agreements and other arrangements with commercial partners which market FC2 as a consumer health product through distributors and retailers in several countries, including Brazil, Spain, France, and the United Kingdom. These agreements are generally exclusive for a single country. Under these agreements, the Company sells FC2 to the distributor partners, who market and distribute the product to consumers in the established territory.

Sale of ENTADFI®

The Company had another FDA-approved product, ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. This product was part of the Company’s sexual health program. On April 19, 2023, the Company entered into an Asset Purchase Agreement (the “BWV Asset Purchase Agreement”) with Blue Water Biotech Inc. formerly known as Blue Water Vaccines Inc. (“BWV”) to sell substantially all of the assets related to ENTADFI. The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable by September 30, 2023, $5.0 million payable 12 months after closing, and $5.0 million payable by September 30, 2024, plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company cannot determine the likelihood of receiving any Milestone Payments at this time.

On September 29, 2023, the Company entered into an amendment to the BWV Asset Purchase Agreement. The amendment amends the BWV Asset Purchase Agreement by providing that the note receivable for the $4.0 million installment of the purchase price due September 30, 2023, was deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock of BWV (“BWV Series A Preferred Stock”). The BWV Series A Preferred Stock may not be converted into shares of BWV common stock until one year after issuance, subject to a limit on the number of shares of BWV common stock into which the BWV Series A Preferred Stock may be converted without approval of BWV’s shareholders. The Company received payment of $1.0 million on September 29, 2023. There can be no assurance as to (1) whether and when we will receive the future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, (2) the ability of BWV to obtain the requisite approval of its shareholders for the conversion of all the shares of BWV Series A Preferred Stock, and (3) whether and when we will be able to receive any cash proceeds from the BWV Series A Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the 3,000 shares of BWV Series A Preferred Stock on October 3, 2023. There is no market for the BWV Series A Preferred Stock and therefore, little likelihood of any liquidity in the BWV Series A Preferred Stock.

The Company determined that it was not probable, at the time of the transaction and at September 30, 2023, that substantially all of the consideration promised under the BWV Asset Purchase Agreement would be collected. Therefore, the Company recognizes the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The gain is recorded considering only the nonrefundable consideration of $7.0 million received by the Company as of September 30, 2023. Total assets sold, consisting primarily of inventory, had a net book value of approximately $1.3 million. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023.

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

Emergency Use Authorizations. The Secretary of Health and Human Services may authorize unapproved medical products to be manufactured, marketed, and sold in the context of an actual or potential emergency that has been designated by the government. After an emergency has been announced, the Secretary of Health and Human Services may authorize EUAs for the use of specific products based on criteria established by statute, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA is subject to additional conditions and restrictions, such as the obligation to provide fact sheets for healthcare providers administering the product and those to whom it is administered, adverse event monitoring and reporting, and recordkeeping and reporting requirements by product manufacturers. The FDA may also establish additional discretionary conditions of authorization that the FDA deems necessary or appropriate to protect the public health, including conditions related to product distribution, product administration and data collection and analysis concerning the safety and effectiveness of the product. In issuing an EUA, the FDA considers the totality of available scientific evidence regarding quality, safety and efficacy, including the known and potential risks of such products and the adequacy and availability of approved alternatives, among other factors. An EUA is not a substitute for obtaining FDA approval, licensure, or clearance for use of a product. An EUA terminates when the emergency determination underlying the EUA terminates, and EUAs can be revoked under other circumstances, the timing of which may occur unexpectedly or be difficult to predict. Following the FDA’s declination decision on the Company’s EUA application for sabizabulin as a treatment for COVID-19, the Company does not expect to apply for an EUA for any of its drug candidates currently under development.

Outside the U.S., the emergency use of medical products is subject to regulatory processes and requirements that differ from those in the U.S. These processes and requirements also vary widely from country to country, region to region, and regulatory authority to regulatory authority.

505(b)(2) Approval Process. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA), which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, provides an expedited regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA's findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug (RLD). The FDA may require 505(b)(2) applicants to perform additional studies or provide other data to support any change from the RLD. The FDA may then approve the new drug candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. None of the Company’s drug candidates currently under development are expected to follow the Section 505(b)(2) approval pathway.

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

505(b)(1) Approval Process. Drug development via Section 505(b)(1) of the FDCA is typically used for novel drugs that have not previously been approved by the FDA for commercial sale in the U.S or a new indication for a drug previously approved by the FDA for commercial sale in the U.S. 505(b)(1) drug development stipulates that all of the studies required for approval are conducted by or for the Company. Enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, enobosarm for AR+ ER+ HER2- metastatic breast cancer, and sabizabulin for certain hospitalized patients with viral-induced ARDS are expected to follow this regulatory pathway.

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

Enobosarm and Related Compounds License. Enobosarm is a new chemical entity that has not been approved for any indication anywhere in the world. We hold an exclusive worldwide license to 16 issued U.S. patents, six pending U.S. patent applications, 74 patents and patent applications in countries outside the U.S., and one pending PCT application, including issued molecule and polymorph composition of matter and method of use patents in the U.S, EU and Japan, relating to our enobosarm drug candidate and related compounds, and their use in breast cancer. Further, one of the pending patent applications is related to the use of enobosarm in combination with or following GLP-1 receptor agonists in obese and overweight adult patients to increase or preserve muscle and bone, as well as the use of SARMs generally for treatment of obesity and chronic weight management. This license contains provisions requiring milestone and royalty payments to the licensor (University of Tennessee Research Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize our drug candidate. The patents relating to enobosarm and related compounds have statutory expiration dates from 2024 to 2034, with the patent application related to the use of enobosarm in combination with or following GLP-1 receptor agonists in obese and overweight adult patients to increase or preserve muscle and bone, as well as the use of SARMs generally for treatment of obesity and chronic weight management, would expire in 2044, if issued. In the U.S., patent term adjustments or patent term extensions could result in later expiration dates with a maximum five-year patent term extension expected because of clinical development and FDA review time. In addition, as a new chemical entity, enobosarm could qualify for 10 years of regulatory market exclusivity in the European Union countries and 7.5 years of regulatory market exclusivity in Japan. Lastly, regarding the patent application related to the use of enobosarm in combination with or following GLP-1 receptor agonists in obese and overweight adult patients to increase or preserve muscle and bone, as well as the use of SARMs generally for treatment of obesity and chronic weight management, we have engaged an independent third-party search firm to perform a prior art search and this independent firm has identified no prior art likely to prevent issuance of the claims of the patent application.

Sabizabulin and Related Compounds License. We hold an exclusive worldwide license to twelve issued U.S. patents, three pending U.S. patent applications and 84 patents and patent applications in countries outside the United States, including issued patents in the EU and Japan, relating to our sabizabulin drug candidates and related compounds, and oncology methods of use. This license contains provisions requiring upfront, milestone and royalty payments to the licensor (Ohio State Innovation Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize these drug candidates. The patents and applications relating to sabizabulin and related compounds have statutory expiration dates from 2029 to 2039. In the U.S., patent term adjustments or patent term extensions could result in later expiration dates with a maximum five-year patent term extension expected because of clinical development and FDA review time. In addition, as a new chemical entity, sabizabulin could qualify for 10 years of regulatory market exclusivity in Europe and 7.5 years of regulatory market exclusivity in Japan.

Uses of Sabizabulin and Related Compounds Owned by Veru Inc. Sabizabulin is a new chemical entity which has not been approved for any indication anywhere in the world. We have one U.S. patent, six U.S. applications, 44 patents and patent applications in countries outside of the United States, and two pending PCT applications from which we will enter more countries outside of the United States, including pending patents in the EU and Japan relating to the polymorphs of our sabizabulin drug candidate and non-oncology methods of use of our sabizabulin drug candidate and related compounds. The patents and patent applications relate to completed phase III and planned clinical trials to test sabizabulin for infectious and/or inflammatory diseases including viral ARDS. The patents and patent applications related to the ongoing and planned clinical trials have statutory expiration dates from 2041 to 2043. In the U.S., patent term adjustments or patent term extensions could result in later expiration dates with a maximum five-year patent term extension expected because of clinical development and FDA review time. In addition, as a new chemical entity, sabizabulin could qualify for 10 years of regulatory market exclusivity in the European Union countries and 7.5 years of regulatory market exclusivity in Japan.

Other Non-Sabizabulin Anti-tubulin Compounds License. We hold an exclusive worldwide license to one U.S. patent application and eleven patents and patent applications in countries outside the U.S. This license is relating to non-sabizabulin anti-tubulin compounds. This license contains provisions requiring diligence milestones, and upfront, milestone and royalty payments to the licensor (University of Tennessee Research Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize these drug candidates. Any patents issuing from these patents and patent applications would expire in April 2042.

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

Significant Customers

The Company's two largest customers in fiscal 2023 accounted for 47% of the Company’s net revenues, including The Pill Club, which represented 24% of the Company’s net revenues. In the U.S. market, the Company has experienced fast growth in prescription sales of FC2 in prior years largely through supply agreements with leading telemedicine providers. Due to The Pill Club’s recent Chapter 11 bankruptcy and the termination of our contract with The Pill Club, we will not have any future revenues from The Pill Club.

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

Human Capital Management

As of October 31, 2023, the Company had 189 full-time employees, including 32 located in the U.S., 11 in the U.K., 145 in Malaysia, and one in another country to implement training and programs. The Company does not currently have any collective bargaining agreements with its employees, and the Company believes that its employee relations are good.

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

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws. The Company did not incur environmental expenses in fiscal 2023 or 2022, nor does it anticipate environmental expenses in the foreseeable future. The Company’s operations in Malaysia are audited and certified against ISO 14001, the environmental management standard that was developed by the International Organization for Standardization (ISO) to help organizations manage the environmental impacts of their processes, products, and services.

Raw Materials

The principal raw material used to produce FC2 is a nitrile polymer. While general nitrile formulations are available from a number of suppliers, the Company has chosen to work closely with the technical market leader in synthetic polymers to develop a grade ideally suited to the biocompatibility and functional needs of a female condom. As a result, the Company relies on supply for its principal raw material for FC2 from one supplier that could produce the raw material from multiple supply points within its organization. The principal partially finished component used to produce FC2 is a dipped nitrile polymer sheath. The Company procures its component sheaths from one of the leading manufacturers of nitrile surgical gloves. The supplier has indicated that it intends to close the facility where our specialty grade of nitrile is currently manufactured by the end of the current calendar year. We intend to move to an alternative grade of nitrile, which will require us to incur costs to formulate and test the alternative grade and seek FDA approval of the alternative grade. The supplier has stated that it will assist in providing continuity of supply while we transfer to the standardized grade of nitrile and has confirmed that it will utilize another production facility that it controls to produce the current specialty grade. Appropriate plant trials and testing have been conducted to show the new facility is capable of supplying our current nitrile grade.

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

Enobosarm is an oral, first-in-class, novel, selective androgen receptor modulator, that is being developed for two indications: in combination with weight loss drugs (GLP-1 receptor agonists), to increase the preferential loss of fat while preventing the loss of muscle and bone in at risk sarcopenic obese or overweight older adults and for the treatment of AR+ER+HER2- metastatic breast cancer in the 2nd line setting. No drugs are currently approved by the FDA for the indication of chronic weight management with preservation of muscle and bone, either alone or in combination with GLP-1 receptor agonists. Other existing drugs currently prescribed for advanced breast cancer are nonsteroidal aromatase inhibitors including, FEMARA® (letrozole) tablets, for oral use and ARIMIDEX® (anastrozole) tablet, for oral use; irreversible steroidal inhibitors including AROMASIN® (exemestane) tablets, for oral use; selective estrogen receptor degraders including FASLODEX® (fulvestrant) injection, for intramuscular use; Orserdu® (elacestrant) tablets, for oral use; and CDK 4/6 inhibitors including IBRANCE® (palbociclib) capsules, for oral use, KISQUALI® (ribociclib) tablets, for oral use, and VERZENIO® (abemaciclib). Chemotherapy agents used for the treatment of advanced breast cancer include the taxanes TAXOL® (paclitaxel), TAXOTERE® (docetaxel), ABRAXANE® (albumin-bound paclitaxel), ADRIAMYCIN® (doxorubicin hydrochloride) injection, solution for intravenous use, ELLENCE® (epirubicin hydrochloride) injection, solution for intravenous use, capecitabine, CYTOXAN® (cyclophosphamide) capsules, for oral use and PARAPLATIN® (carboplatin).

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

•We could experience delays or unanticipated costs in connection with our planned Phase 2b clinical trial of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness if the FDA does not accept our trial design.

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

•Our development and commercialization of sabizabulin as a treatment for ARDS will depend on our ability to secure significant funding through government grants, pharmaceutical company partnerships or similar external sources.

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

•Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

•We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

•The amount of additional financing that we will need to support our development and commercialization activities is uncertain.

•We may not receive any additional payments from BWV in connection with the sale of our ENTADFI assets and may not receive any value for the shares of BWV Series A Preferred Stock we hold.

Risks Related to Our Business

•Our FC2 business may be affected by contracting risks with government and other international health agencies.

•The FDA issued a final order reclassifying female condoms as Class II medical devices, which may result in increased competition for FC2 in the U.S. market.

•We may experience competition, especially for enobosarm as a treatment for metabolic diseases, if approved, and FC2.

•Our net revenues from sales of FC2 may not return to past levels.

•We may not be able to successfully implement our strategy to grow sales of FC2 in the U.S. market through our own portal.

•An inability to identify or complete future acquisitions could adversely affect our future growth.

•We may experience difficulties in integrating strategic acquisitions.

•We may be subject to claims or investigations relating to The Pill Club’s business practices with respect to sales of FC2.

•It is unlikely that we will collect any amount of our accounts receivable with The Pill Club.

•We are subject to potential liability relating to a dispute with a supplier.

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

•We may incur costs or experience supply interruptions relating to our need to transition the supply of the nitrile polymer for FC2.

•Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

•Material adverse or unforeseen legal judgments, fines, penalties, or settlements could have an adverse impact on our profits and cash flows.

•We have been named a defendant in stockholder class actions. These, and potential similar or related lawsuits or investigations, could result in substantial legal fees, fines, penalties or damages and may divert management’s time and attention from our business.

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

•We may not have sufficient intellectual property protection for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

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

•Our common stock may be subject to delisting from the Nasdaq Capital Market if our common stock has a closing bid price of less than $1.00 per share.

•We incurred charges to earnings in fiscal 2020 and in fiscal 2023 resulting from the APP Acquisition, and additional charges to earnings resulting from the APP Acquisition in the future may cause our operating results to suffer.

•The restatement of our prior quarterly financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

•We identified a material weakness in internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, as of September 30, 2023. If we are not able to remediate this material weakness, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

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

We have only obtained regulatory approval for one drug, ENTADFI (tadalafil and finasteride) capsules, for oral use, which we sold to BWV in April 2023. We have never obtained an EUA in the U.S. or in any other jurisdiction. It is possible that the FDA or other regulatory authorities may refuse to accept any or all of our planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory authorization or approval of any of our drug candidates. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA or authorization of any EUA application that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure. Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our drug candidates, generating revenue from these proposed products and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or any EUA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs or EUAs for one or more of our drug candidates, which would materially adversely affect our business.

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

•delays resulting from negative or equivocal findings of DSMB or IDMC for a trial; or

•delays resulting from shutdowns or quarantines or staffing shortages relating to a pandemic or other reasons.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, a pandemic, competing clinical trials, and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue as to the affected drug candidate.

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

We could experience delays or unanticipated costs in connection with our planned Phase 2b clinical trial of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness if the FDA does not accept our trial design.

We intend to submit an IND for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness in the fourth quarter of 2023. Subject to receiving clearance of our IND, we plan to conduct a Phase 2b multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, with the first data from the trial expected in the second half of 2024. Upon the review of our IND and clinical trial design, the FDA may require that we conduct preclinical studies or additional or earlier clinical trials or that we conduct larger and more expensive clinical trials than the planned Phase 2b clinical trial we have described in this report. FDA may also disagree with the indication we have proposed and require us to more clearly define or otherwise alter the condition we are seeking to treat. Any delays of or unanticipated changes to the planned Phase 2b clinical trial may increase our costs, slow down our product development and approval process and jeopardize our ability to develop enobosarm for and ultimately generate revenue from enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, which may cause a change in our development strategy. Additional costs may also require us to raise additional capital, which may not be available when needed or on terms acceptable to us. As a result, we may be forced to abandon our development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for any application.

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

In addition, regulatory requirements could pose barriers to the manufacture of our drug candidates or marketed products. Third-party manufacturers are required to comply with the FDA’s cGMPs. As a result, the facilities used by any manufacturers of our drug candidates and marketed products must maintain a compliance status acceptable to the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party contract manufacturing organization (CMO). Our third-party manufacturers will be required to produce our drug candidates and marketed products under FDA cGMPs in order to meet acceptable standards. Our third-party manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to gain approval for or commercialize our drug candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts and criminal prosecutions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Finally, we also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over our products or otherwise do not satisfactorily perform according to the terms of their agreements with us.

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

We expect to rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver our products, including FC2. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including disruptions caused by pandemics, increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower or capital or due to other business interruptions. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand. Disruptions to this business model or our relationship with the third party if, for example, performance fails to meet our expectations, could harm our business.

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

We cannot be sure that, if our clinical trials for any of our drug candidates are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all, or that the submission of any NDA is commercially feasible. Similar risks apply to Emergency Use Authorization applications in the U.S. and other jurisdictions. After completing clinical trials for a drug candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication as well as manufacturing information, in order to allow the FDA to review such drug dossier and to consider a drug candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to any of our current drug candidates, if any NDA we submit is not approved by the FDA, or we elect not to file an NDA, or if we are unable to obtain any required state and local distribution licenses or similar authorizations, we will be unable to commercialize that product. The FDA can and does reject NDAs and require additional clinical trials, even when drug candidates achieve favorable results in Phase 3 clinical trials.

If we fail to commercialize any of these drug candidates, or approved or authorized products, our business, financial condition, results of operations and prospects may be materially adversely affected and our reputation in the industry and in the investment community would likely be damaged.

Our development and commercialization of sabizabulin as a treatment for ARDS will depend on our ability to secure significant funding through government grants, pharmaceutical company partnerships or similar external sources.

We currently plan to prioritize the use of our internal cash and the net proceeds of any future financings to the development of enobosarm, with a primary near-term focus on funding a Phase 2b clinical trial designed to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships or similar sources to advance sabizabulin as a treatment for viral-induced ARDS. Such funding may not be available on a timely basis or at all, which may cause a significant delay in or the suspension of our development of sabizabulin as a treatment for viral-induced ARDS. Government funding for private sector research and development activities can be difficult to obtain and may contain limitations on its use. For example, in October 2023, we were notified that we were not selected for participation in the planned Phase 2 ARDS clinical trial to be sponsored by BARDA. There are also uncertainties regarding our ability to obtain funding through partnerships with pharmaceutical companies, including significant competition in seeking appropriate partners and the possibility that potential partners may not view sabizabulin as having the requisite potential to demonstrate safety and efficacy or adequate intellectual property protection.

We are subject to extensive and costly governmental regulation, including healthcare reform measures that may negatively impact sales of FC2.

Our marketed product, FC2, and our drug candidates are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the FTC, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products and medical devices under various regulatory provisions. The Office of Prescription Drug Promotion (OPDP) division of the FDA also regulates the advertising, marketing, and promotion of the Company’s products. Many states and local governments require distribution licenses or similar authorizations to sell products in their jurisdictions. Any of our products that are tested or marketed outside the U.S. are also subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

Market acceptance and sales for our marketed product, FC2, and drug candidates will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. We cannot be sure that coverage and reimbursement will be available for our drug candidates, if approved. We also cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our drug candidates.

We may not be able to gain and retain market acceptance for our drug candidates.

Physicians may not prescribe our drug candidates, if approved by the appropriate regulatory authorities for marketing and sale, which would prevent any such drug candidate from generating revenue. Market acceptance of our marketed product, FC2, and drug candidates by physicians, patients and payors, will depend on a number of factors, many of which are beyond our control, including the following:

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

We incurred a net loss of $93.1 million during the year ended September 30, 2023. Pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur significant expenses until we are able to obtain regulatory approval and subsequently sell one or more of our drug candidates under development in significant quantities, which may not happen. We expect to devote most of our financial resources to research and development, including our non-clinical development activities and clinical trials. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

The report from our independent registered public accounting firm for the year ended September 30, 2023, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations. We will need large amounts of capital to support our development and commercialization efforts for our drug candidates, including the Phase 2b clinical trial to evaluate the efficacy and the safety of enobosarm in preventing significant muscle wasting in obese patients receiving a GLP-1 therapeutic to treat obesity. Our existing cash and cash equivalents as of the date of this report may not be sufficient to fund our working capital needs and operating expenses. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing and/or other capital sources. Additional capital may not be available at such times or amounts as needed by us.

Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

The amount of additional financing that we will need to support our development and commercialization activities is uncertain.

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

We may not receive any additional payments from BWV in connection with the sale of our ENTADFI assets and may not receive any value for the shares of BWV Series A Preferred Stock we hold.

In April 2023, we sold our ENTADFI assets to BWV and on September 29, 2023, we entered into an amendment to the BWV Asset Purchase Agreement which provided that the promissory note for the $4 million installment of the purchase price due September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to us of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to us by October 3, 2023 of 3,000 shares of BWV Series A Preferred Stock. The BWV Series A Preferred Stock may not be converted into shares of BWV common stock until one year after issuance. Although BWV’s common stock is currently traded on the Nasdaq Capital Market, there is limited trading volume and we do not have any registration rights with respect to the shares of BWV common stock issuable upon conversion of the BWV Series A Preferred Stock, which means that any sales by us of those shares may be subject to volume and other limitations pursuant to Rule 144 under the Securities Act of 1933, as amended. Under the BWV Asset Purchase Agreement, BWV is obligated to pay an additional $10 million in installments in our fiscal year 2024 pursuant to unsecured promissory notes, plus up to an additional $80 million in milestone payments based on BWV’s net sales from ENTADFI business after closing. There is uncertainty as to whether and when we will receive any future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, and there is a risk of a future default by BWV in performing its payment obligations, and we do not have a security interest in any of BWV’s assets and accordingly would be an unsecured creditor in the event that BWV defaulted. We received payment of $1.0 million on September 29, 2023. There can be no assurance as to (1) whether and when we will receive the future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, (2) the ability of BWV to obtain the requisite approval of its shareholders for the conversion of all the shares of BWV Series A Preferred Stock, and (3) whether and when we will be able to receive any cash proceeds from the BWV Series A Preferred Stock.

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

We may experience competition, especially for enobosarm as a treatment for metabolic diseases, if approved, and FC2.

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

The market for treatments relating to obesity, including treatments relating to muscle atrophy and muscle weakness in patients receiving a GLP-1 RA, is highly competitive and includes major pharmaceutical companies. Such competitors may have substantially greater research and development and regulatory capabilities and experience, and substantially greater management, manufacturing, distribution, marketing and financial resources, than we have. We may be unable to compete successfully against current and future competitors, and competitive pressures could have a negative effect on our net revenues and profit margins. In addition, if we believe that a competitor’s development activities infringe on our intellectual property rights relating to enobosarm, we may lack the resources to file infringement claims, which can be expensive and time-consuming.

Other parties have developed and marketed female condoms, although only two such products presently have WHO pre-qualification and none of these female condoms have been approved for market by the FDA. FDA market approval is required to sell female condoms in the U.S., and WHO pre-qualification is required to sell female condoms to U.N. agencies. The FDA’s reclassification of female condoms from Class III to Class II medical devices may reduce the barriers for other types of female condoms to enter the U.S. market. FC2 has also been competing with other female condoms in markets that do not require either FDA market approval or WHO prequalification. There are other polyurethane brands from China that have CE-certification. We have experienced increasing competition in the global public health sector, and competitors received part of the last three South African tenders and the latest Brazilian tender. Increasing competition in FC2’s markets has put pressure on pricing for FC2 and adversely affected sales of FC2, and some customers, particularly in the global public health sector, may prioritize price over other features where FC2 may have an advantage. It is also possible that other companies will develop a female condom, and such companies could have greater financial resources and customer contacts than us. In addition, other contraceptive and HIV-prevention and treatment methods compete with FC2 for funding and attention in the global public health sector.

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

We may not be able to successfully implement our strategy to grow sales of FC2 in the U.S. market through our own portal.

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

We may be subject to claims or investigations relating to The Pill Club’s business practices with respect to sales of FC2.

The Pill Club was one of our largest customers, accounting for 44% of our net revenues in fiscal 2022 and 43% of our net revenues in fiscal 2021. On February 7, 2023, the California Attorney General announced a settlement with The Pill Club over a number of alleged improper actions by The Pill Club, including alleged overbilling for FC2. Although we were not involved in the business practices that were the subject of the California Attorney General’s allegations, it is possible that the California Attorney General or another governmental authority may investigate or assert claims against us in connection with The Pill Club’s practices with respect to sales of FC2. Any such claims or investigations could have a material adverse effect on our reputation, business, results of operations and financial condition. Any such claims or investigations, regardless of the outcome, would be costly and time-consuming.

It is unlikely that we will collect any amount of our accounts receivable with The Pill Club.

We have a concentration of accounts receivable at The Pill Club, with $3.9 million of accounts receivable as of June 30, 2023. On April 18, 2023, The Pill Club filed for Chapter 11 bankruptcy and its assets were sold in June 2023 to satisfy a secured creditor. Our claims against The Pill Club for these receivables have been filed with The Pill Club bankruptcy estate and we will continue to pursue payment for as much of the receivables as possible but based on the amount of the claims of other unsecured creditors and the limited assets remaining in The Pill Club bankruptcy estate it is unlikely that we will recover any of these receivables. We have recorded a provision for credit losses of $3.9 million due to The Pill Club’s Chapter 11 bankruptcy filing in April 2023.

We are subject to potential liability relating to a dispute with a supplier.

A supplier has claimed that we owe approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We dispute the amount owed, but there can be no assurance as to how this matter will be resolved. While we have reserved for the full amount of the claim, any resolution of this matter may result in a significant cash obligation. In addition, this matter may become subject to litigation, which would force us to expend significant resources in the defense of such an action, and we may not prevail. Monitoring and defending against any such legal action may be time-consuming for management and may detract from our ability to fully focus our internal resources on our business activities. If we are required to pay all or substantially all of the amount claimed by our supplier with immediate effect, we may need to raise additional capital, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets.

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

We manufacture FC2 in a single leased facility located in Malaysia. Difficulties encountered by this facility, such as fire, accident, natural disaster, labor disruptions, or an outbreak of a contagious disease, could halt or disrupt production at the facility, delay the completion of orders, or cause the cancellation of orders. Any of these risks could increase our expenses or reduce our net revenues.

We may incur costs or experience supply interruptions relating to our need to transition the supply of the nitrile polymer for FC2.

We have relied on a sole supplier for the principal raw material for FC2. The supplier has indicated that it intends to close the facility where our specialty grade of nitrile is currently manufactured at the end of the current calendar year. We intend to move to an alternative grade of nitrile, which will require us to incur costs to formulate and test the alternative grade and seek FDA approval of the alternative grade. We are not certain of the amount of time or costs involved in this transition. In addition, the supplier has stated that it will assist in providing continuity of supply while we transfer to the standardized grade of nitrile and has confirmed that it will utilize another production facility that it controls to produce the current specialty grade. Appropriate plant trials and testing have been conducted to show the new facility is capable of supplying our current nitrile grade.

Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

If general economic conditions, including continued or worsening inflation or supply chain challenges, recessionary pressures, rising interest rates, labor shortages, and rising unemployment, in the U.S. and other global markets in which we operate decline, or if consumers fear that economic conditions will decline, consumers may reduce expenditures for products such as our existing and potential products. Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, supply chain problems, inflation, political instability, declining consumer confidence, a pandemic, unemployment, fluctuations in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our existing or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our products and potential drug candidates. In addition, a substantial portion of the sales of FC2 are made in the public market to government agencies, including USAID and other government agencies around the world. Worsening economic conditions as well as budget deficits and austerity measures may cause pressures on government budgets and result in a reduction in quantities or prices for purchases of FC2 by governmental agencies.

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

We have been named a defendant in stockholder class actions. These, and potential similar or related lawsuits or investigations, could result in substantial legal fees, fines, penalties or damages and may divert management’s time and attention from our business.

On December 5, 2022, a putative securities class action complaint was filed in federal district court for the Southern District of Florida against us certain of our current officers and directors. The amended complaint alleges that certain public statements about sabizabulin as a treatment for COVID-19 between March 1, 2021 and March 2, 2023 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages. We and certain of our offices and directors are also parties to four derivative actions asserting state law claims primarily in connection with the issues and claims asserted in the securities class action.

These legal proceedings and any other similar or related legal proceedings are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters will depend upon many unknown factors. The outcome of these legal proceedings is uncertain, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. Although we have insurance coverage for these actions, we have a $5 million retention amount, which means that we are responsible for the first $5 million of costs or damages relating to these actions, and as a result must pay for any defense costs ourselves up to such retention amount before any insurance coverage will apply. Monitoring and defending against legal actions is time-consuming for management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with these matters. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these and similar actions. We are not currently able to estimate the possible cost to us from these matters, as these actions are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in the payment of substantial damages, and could have a material adverse effect on our cash flow, results of operations and financial position. These and additional legal proceedings may also increase the costs of, or result in adverse changes in, our director and officer insurance coverage, and if we are unable in the future to obtain an acceptable level of director and officer insurance coverage we may face challenges in recruiting or retaining qualified independent directors or officers.

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

As of September 30, 2023, we had federal and state net operating loss carryforwards of approximately $140.5 million and $62.4 million, respectively, of which $29.7 million and $35.2 million, respectively, if not utilized to offset taxable income in future periods, will begin to expire in 2024 and will completely expire in 2043. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate ownership changes could limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income.

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

We may not have sufficient intellectual property protection for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

The value of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness will depend in part on our ability to obtain and maintain intellectual property rights to this drug candidate as well as successfully defend these rights against third party challenges. We have existing composition of matter and polymorph composition of matter issued patents with the last patent terms expiring in 2028 and 2029 as well as a pending provisional patent method of use application related to the use of enobosarm in weight management, with the longest patent term, if issued, being for the method of use application which would expire in 2044, if issued. This method of use patent application may fail to result in an issued patent, may be challenged, or may result in patent protection that may be too narrow to exclude competitors from developing or designing around any issued patent. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and profitability.

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

As of December 5, 2023, our executive officers and directors collectively beneficially owned approximately 21.7% of the outstanding shares of our common stock, including approximately 10.0% beneficially owned by Mitchell Steiner, M.D., our Chairman, President and Chief Executive Officer, and 9.4% beneficially owned by Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our common stock may be subject to delisting from the Nasdaq Capital Market if our common stock has a closing bid price of less than $1.00 per share.

If the closing bid price of our common stock is less than $1.00 per share for 30 consecutive trading days, we may receive a letter from the staff of The Nasdaq Stock Market LLC stating that our common stock will be delisted unless we are able to regain compliance with the Nasdaq Listing Rule requiring that we maintain a closing bid price for our common stock of at least $1.00 per share. Although we have not had such a period of 30 consecutive trading days with the closing bid price of our common stock below $1.00 per share, our common stock has had a closing bid price below $1.00 for a number of recent days. If our stock price continues to trade below $1.00 per share, it may in the future be subject to delisting. If Nasdaq delists our shares of common stock or warrants from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for our shares;

•reduced liquidity for our shares;

•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

We incurred charges to earnings in fiscal 2020 and in fiscal 2023 resulting from the APP Acquisition, and additional charges to earnings resulting from the APP Acquisition in the future may cause our operating results to suffer.

Under the acquisition method of accounting in accordance with ASC 805, Business Combinations, we allocated the total purchase price of the APP Acquisition to APP's net tangible assets and intangible assets based on their respective fair values as of the date of the APP Acquisition and recorded the excess of the purchase price over those fair values as goodwill. Management's estimates of the fair value of such assets was based upon assumptions that they believed to be reasonable but that will be inherently uncertain. Impairment of goodwill, among other factors, could result in material charges that would cause our financial results to be negatively impacted:

The restatement of our prior quarterly financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

Subsequent to the filing of our Form 10-Q for the quarter ended June 30, 2023 on August 10, 2023 (the “Original Form 10-Q”), we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements in the Original Form 10-Q. As a result of the restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.

We identified a material weakness in internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, as of September 30, 2023. If we are not able to remediate this material weakness, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

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

Subsequent to the filing of the Original Form 10-Q, in connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event. Management determined that such material weakness resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective as of September 30, 2023.

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

Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options, shares of common stock we may issue under our current common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), including 3,025,000 shares of common stock that we have issued under our current common stock purchase agreement with Lincoln Park through the date of this report, and shares of common stock we may issue under our Open Market Sales Agreement℠ with Jefferies LLC. These shares can be freely sold in the public market upon issuance.

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

The Company leases approximately 6,400 square feet of office space located in London, England. The lease has a five-year term that expires in August 2025.

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

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, see Litigation in Note 13, Contingent Liabilities, to the financial statements included in this report and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the Nasdaq Capital Market under the symbol “VERU”. The number of record holders of our common stock on December 5, 2023 was approximately 153.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases, oncology, and ARDS. Our drug development program includes two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, a selective androgen receptor modulator (“SARM”), is being developed for two indications: (i) enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness and (ii) subject to the availability of sufficient funding, enobosarm for the treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer in the 2nd line setting. Sabizabulin, a microtubule disruptor, is being developed for the treatment of hospitalized patients with viral-induced ARDS. We do not intend to undertake further development of sabizabulin for the treatment of viral-induced ARDS until we obtain funding from government grants, pharmaceutical company partnerships, or other similar third-party external sources. We also have an FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections.

Obesity and Overweight Program

Our metabolic drug pipeline is focused on the clinical development of enobosarm, an oral SARM, initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

In third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss reported by patients was attributable to muscle loss. According to the CDC, 41.5% of older adults have obesity and could benefit from weight loss medication. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity. Sarcopenic obese patients are patients who have obesity and age-related low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA for the treatment of obesity. Patients with critically low muscle mass may experience muscle weakness leading to poor balance, decreased gait speed, mobility disability, falls, bone fractures, and increased mortality. We therefore believe there is an urgent unmet need for a drug that can ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass in at-risk sarcopenic obese or overweight elderly patients.

Enobosarm is an oral, novel SARM that has demonstrated tissue-selective, dose-dependent improvement in body composition with increases in muscle mass and decreases in fat mass, improves insulin resistance, has no masculinizing effects in women, and has neutral prostate effects in men in third-party clinical trials. Data from certain of these third-party clinical trials also demonstrated increases in muscle mass resulting in improvement in muscle strength and physical function.

Advanced cancer can cause a “starvation state” where there is significant loss of both lean mass and fat mass. Enobosarm has been evaluated in five separate third-party clinical trials in which muscle mass measurement was a primary or co-primary endpoint. These third-party clinical trials include two Phase 2 clinical trials in healthy older or sarcopenic subjects (168 subjects) and one Phase 2b clinical trial and two Phase 3 clinical trials in subjects with muscle wasting because of cancer (800 subjects), generating muscle mass and safety data from a total of 968 patients. In certain of these trials, enobosarm demonstrated a dose-dependent improvement in body composition with increases in muscle mass and reductions in fat mass. For example, in the Phase 2 clinical trial evaluating enobosarm in 120 men over 60 years old and postmenopausal women treated for 12 weeks, patients receiving 3mg dose of enobosarm (n=24) demonstrated a statistically significant (i) increase in total lean body mass (average increase of 1.25 kg (p = < 0.001)) and (ii) decrease in total fat mass (average decrease of 0.32 kg (p=0.049)). When measuring physical function by stair climb test, patients receiving 3mg dose of enobosarm in this trial also demonstrated statistically significant improvements compared to placebo (p=0.049) using a secondary methodology of statistical analysis provided for in the trial protocol. Based on a large safety database which includes 1,581 men and women with treatment duration for up to 3 years, enobosarm has been generally well tolerated in clinical trials completed to date. However, no preclinical studies or clinical trials evaluating the combination of enobosarm and a GLP-1 RA have been completed to date. All the nonclinical and clinical efficacy and safety data on enobosarm including those generated by these five third-party clinical trials are owned by Veru pursuant to an assignment from the University of Tennessee Research Foundation.

We believe the clinical data we own that was generated from third-party clinical trials of enobosarm in both elderly patients and in patients with initial and ongoing muscle wasting caused by a starvation state (cancer induced muscle wasting), provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass. In addition, we believe there is also clinical rationale for the administration of enobosarm to “rescue” at-risk sarcopenic obese or overweight elderly patients who may be forced to discontinue treatment with a GLP-1 RA due to the muscle loss depleting their muscle mass to critically low amounts resulting in muscle weakness and physical function limitations.

We intend to submit an IND for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness in the fourth quarter of 2023. Subject to receiving clearance of our IND, we plan to conduct a Phase 2b multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, with the first data from the trial expected in the second half of 2024.

We expect that the primary endpoint of the clinical trial will be change in lean muscle mass from baseline to three months and key secondary endpoints will be change from baseline to three months in total fat mass, insulin resistance (homeostatic model assessment for insulin resistance or HOMA-IR), total body weight, and physical function. Based on FDA Guidance 2010 M3(R2), in “two late stage products for which there is not adequate clinical experience with co-administration, but there are no causes for significant toxicological concern based on the available data, nonclinical combination studies generally are not recommended to support small scale, relatively short-duration clinical studies (e.g., phase 2 studies of up to 3 months’ duration).” After completing the three month efficacy dose-finding portion of the clinical trial, we anticipate that participants will then continue into an open label extension trial where all patients will receive enobosarm 6mg for four months. This open label extension portion of the trial is designed to assess the safety and efficacy of enobosarm 6mg at “rescuing” patients by improving muscle loss and maintaining weight loss caused by three months of placebo + GLP-1 RA drug. We expect to measure total lean body mass, total fat mass, total muscle mass, physical function, and bone mineral density in this open label extension both compared to baseline and to the measurement at three months when treated with GLP-1 RA.

The purpose of the Phase 2b trial is to select a dose of enobosarm in combination with a GLP-1 RA at three months treatment for a Phase 3 clinical trial. The foregoing description of the proposed Phase 2b clinical trial and the indication in which we plan to develop enobosarm are preliminary and subject to update based on discussion with the FDA. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost- effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

Oncology Program

Our oncology drug pipeline is focused on the clinical development of enobosarm, an oral selective androgen receptor modulator, for the treatment of metastatic breast cancer. As we have prioritized our clinical programs to focus on enobosarm for obesity, the continued clinical development of enobosarm for the treatment of metastatic breast cancer is subject to the availability of sufficient funding. We completed the Stage 1a portion of our Phase 3 clinical trial in October 2023. We will not, however, begin the Stage 1b portion or otherwise advance our trial Phase 3 clinical trial until sufficient funding is available.

Enobosarm is a new class of endocrine therapy for advanced breast cancer. Enobosarm is an oral, new chemical entity, selective androgen receptor modulator designed to activate the AR in AR+ ER+ HER2- metastatic breast cancer and thereby suppress tumor growth without the unwanted masculinizing side effects. Enobosarm has extensive nonclinical and clinical experience having been evaluated in 25 separate clinical studies in approximately 1,450 subjects dosed, including three Phase 2 clinical trials in advanced breast cancer involving more than 191 patients. In one of the Phase 2 clinical trials conducted in women with AR+ ER+ HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts that failed estrogen blocking agents, chemotherapy and/or CDK 4/6 inhibitors and was well tolerated with a favorable safety profile.

The current standard of care for first line treatment of ER+ HER2- metastatic breast cancer is treatment with a CDK 4/6 inhibitor in combination with an estrogen blocking agent. Once a patient progresses while receiving this combination therapy, the FDA-approved treatment choices are limited to another estrogen blocking agent or chemotherapy. As up to 95% of ER+ HER2- metastatic breast cancers have an androgen receptor, we are developing enobosarm as another, but different, hormone therapy for the second line treatment of ER+ HER2- metastatic breast cancer. In preclinical studies, metastatic breast cancer tissue samples taken from patients who have ER+ HER2- metastatic breast cancer that had become resistant to CDK 4/6 inhibitors and estrogen blocking agents were grown in mice. In these mice, treatment with enobosarm in combination with a CDK 4/6 inhibitor suppressed the growth of human metastatic breast cancer greater than the CDK 4/6 inhibitor alone. Further, enobosarm treatment alone was also effective in suppressing the growth of CDK 4/6 inhibitor and estrogen blocking agent resistant human metastatic breast cancer tumors in mice.

On March 30, 2023 and November 3, 2023, we met with the FDA to discuss the design of our Phase 3 clinical trial in patients with AR+ ER+ HER2- metastatic breast cancer who have tumor progression while receiving palbociclib (a CDK 4/6 inhibitor) plus an estrogen blocking agent (nonsteroidal aromatase inhibitor or selective estrogen receptor degrader). The design of the Phase 3 clinical trial was amended following our November 3, 2023 meeting with the FDA to implement the recommendations that were provided by the FDA.

The primary endpoint for the Stage 1 portion of the Phase 3 clinical trial is objective tumor response rates (“ORR”). We are currently producing clinical supply of 3mg and 6mg enobosarm capsules for the additional dose optimization arms, which is expected to be available in the fourth quarter of calendar year 2023.

We began patient enrollment in April 2022. As of August 2023, we had completed the target enrollment of three patients in the Stage 1a portion of the Phase 3 clinical trial to assess the safety and pharmacokinetics of the combination of abemaciclib and enobosarm. There were no reported drug-to-drug interactions between abemaciclib and enobosarm or new safety findings in the three patients as of the data cutoff date. Further, the early preliminary clinical results showed two partial responses and one stable disease in the first three patients based on local assessments, and as of the cutoff date the patients were on study for 9, 11 and 12 months from first day of dosing to disease progression by blinded central assessment.

Subject to the availability of sufficient funding, we expect to have topline data from Stage 1b of our Phase 3 clinical trial by early 2025. If enobosarm monotherapy or abemaciclib + enobosarm combination therapy compared to estrogen blocking agent (active control) demonstrates significant improvement in ORR, which is considered a surrogate endpoint for clinical benefit, then we may meet with the FDA to consider an accelerated approval regulatory pathway based on the clinical data from the Stage 1b portion of the Phase 3 clinical trial. Granting accelerated approval for investigational products is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for this approval pathway, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

In January 2022, we entered into a clinical trial collaboration and supply agreement through which Eli Lilly and Company supplies abemaciclib for the ENABLAR-2 trial.

Infectious Disease Program

We are developing sabizabulin 9mg, which has both host targeted antiviral and broad anti-inflammatory properties, as a two-pronged approach to the treatment of hospitalized patients with viral lung infection at high risk for ARDS and death. We have completed positive Phase 2 and positive Phase 3 COVID-19 clinical trials, which have demonstrated that sabizabulin treatment resulted in a mortality benefit in hospitalized moderate to severe patients with COVID-19 viral lung infection at high risk for ARDS and death. The FDA granted Fast Track designation to our COVID-19 program in January 2022. On May 10, 2022, we had a pre-EUA meeting with the FDA to discuss next steps including the submission of an EUA application regarding sabizabulin for COVID-19. In June 2022, we submitted a request for FDA Emergency Use Authorization. In February 2023, the FDA declined to grant our request for Emergency Use Authorization for sabizabulin. In September 2023, we received positive feedback from the FDA on the design of a Phase 3 clinical trial to evaluate sabizabulin in viral-induced ARDS.

However, we currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the proposed Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the development of sabizabulin as a treatment for viral-induced ARDS and will not commence our Phase 3 clinical trial to evaluate sabizabulin in viral- induced ARDS.

In October 2023, we were notified that we were not selected for participation in the planned Phase 2 ARDS clinical trial to be sponsored by the Influenza & Emerging Infectious Diseases Division of the Biomedical Advanced Research and Development Authority (BARDA).

There can be no assurances that we will be able to obtain external funding through government grants, pharmaceutical company partnerships, or similar sources, that we will be able to cost-effectively continue development of sabizabulin, or that sabizabulin will receive FDA approval or be commercialized, for this application.

Sexual Health Program

Our sexual health program consists of FC2, the only FDA-approved, female controlled, hormone free female condom indicated for the dual protection against unplanned pregnancy and sexually transmitted infections, including HIV/AIDS.

We sell FC2 in both the U.S. commercial sector and in the public health sector both in the U.S. and globally.

In the U.S. commercial sector, FC2 is available by prescription through multiple telehealth and internet pharmacy channels as well as retail pharmacies. Over this past year, there were changes in the business status of two of our major telehealth contraception partners, which has led to the consolidation of these businesses as follows: The Pill Club filed for bankruptcy and its assets were transferred to telehealth contraception businesses, Thirty Madison and Twentyeight Health, and Simple Health ceased operations and its telehealth platform was transferred to Twentyeight Health.

While there has been consolidation in the telehealth industry, we continue to believe that telehealth will be an important commercial strategy in the U.S. for access to birth control products, including FC2, given both healthcare industry dynamics and our product’s profile. In order to maximize its reach and to have more direct control of the promotion, distribution, and sales of FC2, we made the decision last year to launch our own independent, FC2-dedicated direct to patient telehealth and pharmacy services portal.

Having taken the time to refine our marketing, drive operational improvements, and enhance the patient experience during the initial launch phase over the last year, there are increasing new prescriptions being written and filled through our FC2 telehealth portal. During the year ended September 30, 2023, we saw more than 14,000 additional new women receive an FC2 prescription, as well as marked improvements in refill rates for those women who already had an existing FC2 prescription. With growth each quarter demonstrating high demand for FC2, we plan to continue to grow and deepen our investment in a profitable way by further expanding our presence both in social media channels and online search.

On the basis of our experience to date, we expect revenue from our U.S. FC2 prescription business to demonstrate growth both from our dedicated FC2 telehealth portal and from the addition of new telehealth and other commercial distribution relationships. Furthermore, we intend to continue leveraging partnerships with entities in the U.S. public health sector such as state departments of health and 501(c)(3) organizations to generate the strong unit sales growth we have seen in fiscal 2023 from this channel.

In the global public health sector outside the U.S., we market FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. After the COVID-19 pandemic, there has been an increase in interest to resume distribution of FC2 in the global public sector. We are currently supplying a large multi-year South African tender for female condoms, which is expected to continue until 2025 and have seen sales grow in the current year as the current tender launched. We also believe a formal Brazil tender process may commence in calendar year 2024.

Sale of ENTADFI

The Company had another FDA-approved product, ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. This product was part of the Company’s sexual health program. On April 19, 2023, the Company entered into the BWV Asset Purchase Agreement with BWV to sell substantially all of the assets related to ENTADFI. The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable by September 30, 2023, $5.0 million payable 12 months after closing, and $5.0 million payable by September 30, 2024, plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing. The Company cannot determine the likelihood of receiving any Milestone Payments at this time.

On September 29, 2023, the Company entered into an amendment to the BWV Asset Purchase Agreement. The amendment amends the BWV Asset Purchase Agreement by providing that the note receivable for the $4.0 million installment of the purchase price due September 30, 2023, was deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of BWV Series A Preferred Stock. The BWV Series A Preferred Stock may not be converted into shares of BWV common stock until one year after issuance, subject to a limit on the number of shares of BWV common stock into which the BWV Series A Preferred Stock may be converted without approval of BWV’s shareholders. The Company received payment of $1.0 million on September 29, 2023. There can be no assurance as to (1) whether and when we will receive the future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, (2) the ability of BWV to obtain the requisite approval of its shareholders for the conversion of all the shares of BWV Series A Preferred Stock, and (3) whether and when we will be able to receive any cash proceeds from the BWV Series A Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the 3,000 shares of BWV Series A Preferred Stock on October 3, 2023. There is no market for the BWV Series A Preferred Stock and therefore, little likelihood of any liquidity in the BWV Series A Preferred Stock.

The Company determined that it was not probable, at the time of the transaction and at September 30, 2023, that substantially all of the consideration promised under the BWV Asset Purchase Agreement would be collected. Therefore, the Company recognizes the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The gain is recorded considering only the nonrefundable consideration of $7.0 million received by the Company as of September 30, 2023. Total assets sold, consisting primarily of inventory, had a net book value of approximately $1.3 million. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023.

Consolidated Operations

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

The Pill Club had historically been our largest telehealth customer for FC2, accounting for 24% of our net revenues (including 67% of our U.S. prescription channel revenue) in fiscal 2023 and 44% of our net revenues (including 58% of our U.S. prescription channel revenue) in fiscal 2022. We sold FC2 to The Pill Club at a wholesale price pursuant to purchase orders received from The Pill Club from time to time. The Pill Club took title to FC2 and then acted as a distributor of FC2. The Pill Club was solely responsible for its interactions with health care providers and patients (including, without limitation, the conduct of the telehealth physician-patient interactions), pricing of the FC2 products that it distributed, and legal and regulatory compliance. We had no oversight of The Pill Club’s operations.

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

We also had a concentration of accounts receivable with The Pill Club, which totaled $3.9 million as of September 30, 2023. In March 2023, the Company recorded a provision for credit losses for the entire amount of these receivables, due to the uncertainty as to whether or when The Pill Club would pay these amounts. The Pill Club filed for Chapter 11 bankruptcy on April 18, 2023 and its assets have been sold to satisfy a secured creditor. Our claims against The Pill Club for these receivables, and an additional claim of $1.4 million for contractual damages, have been filed with The Pill Club bankruptcy estate. It is uncertain at this time what assets will be available to satisfy unsecured creditors such as Veru.

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

The Company relies on supply for its principal raw material for FC2 from one supplier who is a technical market leader in synthetic polymers. The supplier has indicated that it intends to close the facility where our specialty grade of nitrile is currently manufactured at the end of the current calendar year. We intend to move to an alternative grade of nitrile, which will require us to incur costs to formulate and test the alternative grade and seek FDA approval of the alternative grade. The supplier has stated that it will assist in providing continuity of supply while we transfer to the standardized grade of nitrile and has confirmed that it will utilize another production facility that it controls to produce the current specialty grade. Appropriate plant trials and testing have been conducted to show the new facility is capable of supplying our current nitrile grade.

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

We have recently seen increases in the cost of the nitrile polymer used to produce FC2, as well as transportation costs, and may also experience increases in other material costs due to the impact of inflation. Moreover, the Company's decision to adopt an internal telehealth solution means that the expenses associated with acquiring new FC2 users are expected to increase. Consequently, there may be an unfavorable effect on the Company's selling expenses and income from operations if it cannot pass through these cost escalations to its customers.

Conducting research and development is central to our oncology, obesity and overweight, and infectious disease programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $51.1 million and $70.6 million for fiscal 2023 and 2022, respectively. We expect to continue this trend of investing significant resources in research and development due to advancement of our drug candidates.

Results of Operations

YEAR ENDED SEPTEMBER 30, 2023 COMPARED TO YEAR ENDED SEPTEMBER 30, 2022

The Company generated net revenues of $16.3 million and net loss of $93.1 million, or $(1.10) per basic and diluted common share, in fiscal 2023, compared to net revenues of $39.4 million and net loss of $83.8 million, or $(1.05) per basic and diluted common share, in fiscal 2022. Net revenues decreased 59% year over year.

Most of the Company’s net revenues were derived from sales of FC2 in the U.S. prescription channel and global public health sector. In the U.S. prescription channel, the Company’s customers include primarily telemedicine providers. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs. The Company had net revenues from the U.S. prescription channel of $5.8 million and $30.2 million in fiscal 2023 and fiscal 2022, respectively and net revenues from the global public health sector of $10.5 million and $9.1 million in fiscal 2023 and fiscal 2022, respectively. There was a change in the sales mix with the U.S. prescription channel representing 36% of total FC2 net revenues in the current year compared to 77% in the prior year and the global public health sector representing 64% of total FC2 net revenues in the current year compared to 23% in the prior year.

The decrease in FC2 net revenues in the U.S. prescription channel is primarily due to lower volume from telemedicine customers. Specifically, net revenues from The Pill Club were $3.9 million in the current year compared to $17.4 million in the prior year, which represented 67% and 58% of net revenues from the U.S. prescription channel in the current and prior year, respectively. We have recorded a provision for credit losses for the gross accounts receivable balance at September 30, 2023, due to The Pill Club’s Chapter 11 bankruptcy filing in April 2023. Net revenues from another prescription channel customer were $11.4 million in the prior year period and zero in the current year period. We are working to increase net revenues in future periods based on growing awareness and demand through increased FC2 marketing efforts, using our telehealth platform, and discussions with potential new distribution partners in the telehealth sector.

The increase in FC2 net revenues in the global public health sector is primarily due to increases in the U.S. public sector. Significant variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and governments that donate to those global agencies. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector.

Cost of sales was $8.7 million in fiscal 2023, which is comparable to $8.8 million in fiscal 2022. There was a decrease in units sold, partially offset by a higher cost per unit sold, due to reduced production volume.

Gross profit decreased to $7.6 million in fiscal 2023 from $30.6 million in fiscal 2022. Gross profit margin for fiscal 2023 was 46% of net revenues, compared to 78% of net revenues in fiscal 2022. The decrease in gross profit and gross profit margin is primarily due to the decrease in FC2 net revenues in the U.S. prescription channel, which have higher profit margins, and reduced production, which results in a higher cost per unit.

Research and development expenses were $51.1 million in fiscal 2023 compared with $70.6 million in fiscal 2022. Increased research and development expenses in the second half of fiscal 2022 and the first half of fiscal 2023 were mainly related to sabizabulin for COVID-19 and the Company’s emergency use authorization application. In the second half of fiscal 2023, research and development expense has decreased due to the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation.

Selling, general and administrative expenses increased to $48.1 million in fiscal 2023 from $43.2 million in fiscal 2022. The increase is due primarily to an increase in share-based compensation costs of $13.8 million in the current year compared to $8.2 million in the prior year, resulting from an increased number of unvested stock options for which the Company recognizes expense over a three year period. Additionally, the Company incurred commercialization costs of $13.4 million in the current year compared to $9.3 million in the prior year related to preparation for the potential launch of sabizabulin for COVID-19 prior to the FDA’s declination decision on the Company’s EUA application. These increases were partially offset by a decrease in the Company’s bonus compensation expense of $2.8 million, due to management’s decision not to pay bonuses in fiscal 2023.

The Company recorded a provision for credit losses of $3.9 million in fiscal 2023 for the total amount of receivables due from The Pill Club due to their Chapter 11 bankruptcy (see Note 5 to the financial statements included in this report for additional information). There was no provision for credit losses recorded in fiscal 2022.

In March 2023, the Company recorded an impairment charge of $3.9 million related to IPR&D assets recorded for sabizabulin for prostate cancer and zuclomiphene, as a result of the Company’s strategic decision to refocus its drug development efforts on those drug candidates that it believes have the best opportunity to lead to long-term success and shareholder value creation. There was no impairment charge recorded in fiscal 2022.

The Company recorded a pre-tax gain of $5.7 million on the sale of the Company’s ENTADFI assets in fiscal 2023. See Note 15 to the financial statements included in this report for additional information.

Interest expense, which is related to the accretion of the liability for the Residual Royalty Agreement, was $2.4 million in fiscal 2023, which is a decrease from $4.4 million in fiscal 2022. The decrease relates to a decrease in actual and projected FC2 sales.

The gain associated with the change in fair value of the embedded derivatives related to Residual Royalty Agreement was $3.0 million in fiscal 2023 compared to $3.6 million in fiscal 2022. The liabilities associated with embedded derivatives represent the fair value of the change of control provision in the Residual Royalty Agreement. The decrease in the fair value of the embedded derivates is due to a decrease in projected FC2 net revenues in future periods. See Note 3 and Note 9 to the financial statements included in this report for additional information.

Income tax expense in fiscal 2023 was $0.5 million, compared to income tax expense of $0.2 million in fiscal 2022. The change in income tax expense is primarily due to an increase of $0.4 million in tax expense recorded in the current year due to an increase in income recognized by our U.K. and Malaysia subsidiaries, partially reduced by a benefit recorded for the reduction of deferred tax liabilities upon the impairment of the IPR&D assets and a reduction in U.S. state income tax expense of $0.1 million. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. does not have a material effect on income tax expense.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at September 30, 2023 was $9.6 million, compared to $80.2 million at September 30, 2022. At September 30, 2023, the Company had working capital of $3.2 million and stockholders’ equity of $17.8 million compared to working capital of $63.3 million and stockholders’ equity of $80.8 million as of September 30, 2022. The decrease in working capital is primarily due to the decrease in cash on hand, related to our increased spend on research and development and drug commercialization costs related to the infectious disease program, partially offset by a decrease in accounts payable and accrued expenses.

The Company is not profitable and has had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of the financial statements included in this report are insufficient for the Company to fund operating, investing and financing cash flow needs for the twelve months subsequent to the issuance date of the financial statements included in this report. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing transactions and/or other capital sources. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis.

These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months subsequent to the issuance date of the financial statements included in this report. Certain elements of our operating plan to alleviate the conditions that raise substantial doubt, including but not limited to our ability to secure equity financing or other financing alternatives, are outside of our control and cannot be included in management’s evaluation under the requirement of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months subsequent to the issuance date of the financial statements included in this report.

Operating activities

Our operating activities used cash of $88.0 million in fiscal 2023. Cash used in operating activities included net loss of $93.1 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $20.3 million and changes in operating assets and liabilities totaling a decrease of $15.2 million. Adjustments to net loss primarily consisted of share-based compensation of $17.9 million, a provision for credit losses of $3.9 million, and an impairment of intangible assets of $3.9 million, partially offset by the gain on the sale of ENTADFI assets of $5.7 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $13.6 million, a decrease in accounts payable of $7.4 million, and an increase in accounts receivable of $4.2 million, partially offset by a decrease in prepaid expenses and other assets of $10.0 million.

Our operating activities used cash of $47.5 million in fiscal 2022. Cash used in operating activities included net loss of $83.8 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $10.4 million and changes in operating assets and liabilities of $25.9 million. Adjustments to net loss primarily consisted of share-based compensation of $11.2 million and noncash interest expense of $1.7 million, partially offset by a decrease in the fair value of derivative liabilities of $3.6 million. The increase in cash from changes in operating assets and liabilities included an increase in accounts payable of $18.6 million, an increase in accrued expenses and other current liabilities of $8.7 million, and a decrease in accounts receivable of $4.5 million, partially offset by an increase in inventory of $3.1 million and an increase in prepaid expenses and other assets of $2.4 million.

Investing activities

Net cash from investing activities was $6.3 million in fiscal 2023, attributed to $7.0 million received from the sale of the Company’s ENTADFI® assets, partially offset by $0.7 million in capital expenditures for manufacturing equipment and leasehold improvements.

Net cash from investing activities was $4.3 million in fiscal 2022, attributed to $5.0 million received on notes receivable from the sale of the Company’s PREBOOST® business, partially offset by $0.7 million in capital expenditures for manufacturing and office equipment.

Financing activities

Net cash provided by financing activities in fiscal 2023 was $11.1 million and primarily consisted of proceeds from the sale of shares under common stock purchase agreements of $4.8 million, proceeds from the sale of shares in a private investment in public equity of $5.0 million, and proceeds from the sale of shares pursuant to the Jefferies Sales Agreement of $1.0 million.

Net cash provided by financing activities in fiscal 2022 was $1.1 million and primarily consisted of proceeds from stock option exercises of $1.1 million.

Sources of Capital

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

The Company made total payments under the Residual Royalty Agreement of $0.6 million and $2.6 million during the year ended September 30, 2023 and 2022, respectively. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to September 30, 2023 will be approximately $0.9 million under the Residual Royalty Agreement.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company had the right, from time to time in its sole discretion during the 36-month term of the Aspire Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate. Upon execution of the Aspire Purchase Agreement, the Company issued and sold to Aspire Capital under the Aspire Purchase Agreement 1,644,737 shares of common stock at a price per share of $3.04, for an aggregate purchase price of $5,000,000. Other than the 212,130 shares of common stock issued to Aspire Capital in consideration for entering into the Aspire Purchase Agreement and the initial sale of 1,644,737 shares of common stock, the Company had no obligation to sell any shares of common stock pursuant to the Aspire Purchase Agreement and the timing and amount of any such sales were in the Company's sole discretion subject to the conditions and terms set forth in the Aspire Purchase Agreement.

During the year ended September 30, 2023, prior to the expiration of the Aspire Purchase Agreement on June 26, 2023, we sold 2,779,713 shares of common stock to Aspire Capital under the Aspire Purchase Agreement, resulting in proceeds to the Company of $3.4 million. During the 36-month term of the Aspire Purchase Agreement, we sold 4,424,450 shares of common stock to Aspire Capital resulting in proceeds to the Company of $8.4 million. On June 26, 2023, the term of the Aspire Purchase Agreement expired and no additional shares of common stock will be sold under the agreement.

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

Lincoln Park Capital Fund, LLC Purchase Agreement

On May 2, 2023, the Company entered into a common stock purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, to sell to Lincoln Park up to $100.0 million of shares (the “Purchase Shares”) of the Company’s common stock over the 36-month term of the Lincoln Park Purchase Agreement. On the date the Company executed the Lincoln Park Purchase Agreement, we also issued 800,000 shares of the Company’s common stock to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the Lincoln Park Purchase Agreement, and we are obligated to issue $1.0 million of shares of the Company’s common stock at the time Lincoln Park’s purchases cumulatively reach an aggregate amount of $50.0 million (such shares, collectively, the “Commitment Shares”). The Purchase Shares and Commitment Shares under the Lincoln Park Purchase Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 3, 2023. During the year ended September 30, 2023, we sold 1,225,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement, resulting in proceeds to the Company of $1.4 million. Subsequent to September 30, 2023, we sold 1,800,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement, resulting in proceeds to the Company of $1.7 million.

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

The Company is not obligated to sell any shares of common stock under the Jefferies Sales Agreement. Subject to the terms and conditions of the Jefferies Sales Agreement, Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices, to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to our instructions in that notice, and the terms and conditions of the Jefferies Sales Agreement generally, Jefferies may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act. Under the terms of the Sales Agreement, the Company cannot cause or request Jefferies to sell shares of common stock exceeding the number of shares of common stock authorized, unissued and available for issuance at any time. The Company will pay Jefferies a commission of 3% of the aggregate gross proceeds from each sale of common stock and has agreed to provide Jefferies with customary indemnification and contribution rights, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company has also agreed to reimburse Jefferies for certain specified expenses. During the year ended September 30, 2023, we sold 1,277,259 shares of common stock under the Jefferies Sales Agreement, resulting in net proceeds to the Company of $1.0 million.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. From fiscal 2006 through fiscal 2015, the Company generated taxable income on a consolidated basis. However, the Company had a cumulative pretax loss in the U.S. for fiscal 2023 and the three preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on their analysis concluded that an additional valuation allowance of $19.9 million should be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of September 30, 2023. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years. Veru Biopharma UK Limited has a full valuation allowance of $0.3 million.

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

Fair Value Measurements

As of September 30, 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 9 to the financial statements included in this report.

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

The fair value of the embedded derivatives at September 30, 2023 was $1.3 million compared to $4.3 million at September 30, 2022. The Company recognized non-operating income of $3.0 million to adjust the fair value of these instruments. The decrease in the fair value of the embedded derivates is due primarily to a decrease in projected FC2 net revenues in future periods.

Goodwill and Intangible Assets

The Company has $6.9 million recorded as goodwill at September 30, 2023 and 2022 and $6,000 and $4.0 million recorded as intangible assets at September 30, 2023 and 2022, respectively. The Company evaluates the carrying value of its goodwill and indefinite-lived intangible assets, which consisted of in-process research and development (IPR&D), on an annual basis in the fourth quarter of each fiscal year or more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of the assets with their future undiscounted net cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows.

Regarding goodwill, the estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. The Company’s goodwill is assigned to the Research and Development reporting unit, which has a negative carrying amount as of September 30, 2023.

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

In March 2023, the Company announced its strategic decision to refocus its drug development efforts on those drug candidates that it believes have the best opportunity to lead to long-term success and shareholder value creation. As part of this strategic decision, the Company has indefinitely ceased development of sabizabulin for prostate cancer and zuclomiphene. The Company has no current plans that would invest funds in the development of these two assets or that would lead to the Company deriving value from these two assets, which has met the criteria for abandonment under the accounting standards. This resulted in writing off the carrying amount of these two acquired in-process research and development assets and recording an impairment charge of $3.9 million for the year ended September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the Company’s internal control over financial reporting as of September 30, 2023 related to its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event.

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

As a result of the identified material weakness, our management directed a comprehensive review of this complex, nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the audited consolidated financial statements contained in this Form 10-K as of and for the year ended September 30, 2023, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Activities

We have implemented additional controls and review procedures to enhance our internal control over financial reporting with respect to complex and nonrecurring transactions as follows:

•enhanced the design of our review procedures and controls with respect to any new complex and nonrecurring transactions; and

•implemented additional review procedures with respect to accumulation and evaluation of information that is known or knowable to the Company at the time in which a complex and nonrecurring transaction is executed, including development of a review checklist, to ensure that we will apply that information to the applicable accounting guidance.

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that we have made progress toward remediation. We continue to implement our remediation plan for the current material weakness in internal control over financial reporting. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time and management has concluded that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As discussed above, we identified a material weakness in our control over financial reporting for the period covered by this Annual Report on Form 10-K and are implementing a plan of remediation to strengthen the design and operation of our control environment. Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013 due to the material weakness in internal control over financial reporting described above.

Report of Independent Registered Public Accounting Firm

Because we are a non-accelerated filer, our independent registered public accounting firm is not required to express an opinion on the effectiveness of our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 29, 2024. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters –Code of Business Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 29, 2024.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Lucy Lu, M.D. (Chairperson), Michael L. Rankowitz and Mario Eisenberger, M.D.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation and Benefits” and “Executive Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Security Ownership” and “Equity Compensation Plan Information” the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 29, 2024. Information regarding director independence is incorporated by reference to the discussion under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 29, 2024.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 29, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2023 and 2022

Consolidated Statements of Operations for the Years Ended September 30, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended September 30, 2023 and 2022

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

2.2

Asset Purchase Agreement, dated as of April 19, 2023, between the Company and Blue Water Vaccines Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on April 20, 2023).

2.3

Amendment to Asset Purchase Agreement, dated as of September 29, 2023, between the Company and Blue Water Biotech Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on October 2, 2023).

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

3.10	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.8).

4.3	Description of Capital Stock. **

10.1

Employment Agreement, dated April 5, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on April 6, 2016). *

10.2

First Amendment to Employment Agreement, dated as of July 18, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 12, 2016). *

10.3

Second Amendment to Employment Agreement, dated as of November 4, 2016, between the Company and Mitchell S. Steiner, M.D. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q (File No. 1-13602) filed with the SEC on February 9, 2017). *

10.4

Executive Employment Agreement, dated as of December 31, 2017, between the Company and Harry Fisch, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on September 27, 2018). *

10.5

Executive Employment Agreement, dated as of March 21, 2018, between the Company and Michele Greco (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 26, 2018). *

10.6

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

10.8

Executive Employment Agreement, dated as of September 4, 2018, between the Company and Dr. K. Gary Barnette. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 13, 2018). *

10.9	The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 31, 2008). *

10.10

Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 17, 2009). *

10.11

Form of Restricted Stock Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 3, 2013). *

10.12	Veru Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on August 1, 2017). *

10.13

Form of Non-Qualified Stock Option Grant Agreement under Veru Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 1-13602) filed with the SEC on May 13, 2020). *

10.14

Veru Inc. 2018 Equity Incentive Plan (as amended and restated effective March 29, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on March 31, 2022). *

10.15

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

10.17

Second Amendment to Credit Agreement & Amendment to Residual Royalty Agreement, dated as of May 13, 2019, among the Company, SWK Funding LLC and the financial institutions party thereto from time to time (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on May 15, 2019).

10.18	Veru Inc. 2022 Employment Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on August 11, 2022).

10.19

Stock Purchase Agreement, dated as of April 12, 2023, between the Company and Frost Gamma Investments Trust (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on April 13, 2023).

10.20

Purchase Agreement, dated May 2, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 3, 2023).

10.21

Registration Rights Agreement, dated May 2, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 3, 2023).

10.22

Open Market Sale Agreement, dated May 12, 2023, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 12, 2023).

21	Subsidiaries of Registrant. **

23.1	Consent of RSM US LLP. **

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **, ***

97.1	Veru Inc. Clawback Policy. **

101

The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Date: December 8, 2023	VERU INC.

	BY:	/s/ Mitchell S. Steiner
Mitchell S. Steiner Chairman, Chief Executive Officer and President

	BY:	/s/ Michele Greco
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

Signature	Title	Date

/s/ Mitchell S. Steiner	Chairman of the Board, Chief Executive Officer, President, and Director	December 8, 2023
Mitchell S. Steiner	(Principal Executive Officer)

/s/ Michele Greco	Chief Financial Officer and Chief Administrative Officer	December 8, 2023
Michele Greco	(Principal Accounting and Financial Officer)

/s/ Mario Eisenberger	Director	December 8, 2023
Mario Eisenberger

/s/ Harry Fisch	Vice Chairman of the Board and Director	December 8, 2023
Harry Fisch

/s/ Grace S. Hyun	Director	December 8, 2023
Grace S. Hyun

/s/ Lucy Lu	Director	December 8, 2023
Lucy Lu

/s/ Michael L. Rankowitz	Director	December 8, 2023
Michael L. Rankowitz

Veru Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Veru Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veru Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not profitable, has recorded negative cash flows from operations, and will need substantial capital to support its drug development operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation Allowance for Deferred Tax Assets

As described in Note 14 to the financial statements, the Company has recorded net deferred tax assets totaling approximately $12.7 million at September 30, 2023. The Company has recorded a valuation allowance of approximately $65.6 million at September 30, 2023 against its deferred tax assets in the United States and certain deferred tax assets in the United Kingdom (UK). The Company has approximately $12.7 million of net deferred tax assets in the UK for which there is no valuation allowance. Management assesses the need for valuation allowances at least annually. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, and forecasts of future taxable income. In determining future taxable income, management makes assumptions to forecast US federal and state, UK, and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.

We identified the deferred tax asset valuation allowance as a critical audit matter because of the assumptions management makes in determining the estimate which consists of forecasting future taxable income by jurisdiction. Auditing management’s forecast of future taxable income in the UK involved a high degree of subjectivity and auditor judgment as changes in the assumptions could have a significant impact on the realization of the deferred tax assets in the UK.

Our audit procedures related to the realization of the Company’s deferred tax assets included the following, among others:

•We evaluated the reasonableness of management’s forecasted revenue and pre-tax income, including revenue growth rates and margins, by comparing the projections to historic results, and by comparing management’s prior forecasts to historical results for the UK.

•We evaluated the reasonableness of management’s forecasted revenue by comparing the projections and assumptions utilized to evidence obtained in other areas of the audit.

•With the assistance of tax specialists, we compared tax rates and remaining lives of NOLs utilized by management to regulations in effect.

•We tested the mathematical accuracy of the calculation.

Gain on Sale of ENTADFI Assets

As described in Note 15 to the financial statements, the Company has recorded a gain on the sale of ENTADFI assets of approximately $5.7 million during the year ended September 30, 2023. On April 19, 2023, the Company entered into an asset purchase agreement to sell substantially all of the assets related to ENTADFI capsules for oral use. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable by September 30, 2023, $5.0 million payable 12 months after closing, and $5.0 million payable by September 30, 2024, plus up to $80.0 million based on net revenues from ENTADFI after closing (Milestone Payments). The Company determined that it was not probable, at the time of the transaction and at September 30, 2023, that substantially all of the consideration promised under the asset purchase agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets over which it has transferred control as a gain.

We identified the gain on sale of ENTADFI assets as a critical audit matter because of the assumptions management makes in determining whether the contract criteria had been met, specifically, whether it is probable the Company will collect substantially all of the consideration to which it is entitled in exchange for the ENTADFI assets. Auditing management’s analysis of the amount of consideration considered to be collectible involved a high degree of subjectivity and auditor judgment as changes in the assumptions could have a significant impact on the determination of whether the contract criteria had been met, and the resulting impact on the calculated gain on sale of ENTADFI assets.

Our audit procedures related to the assessment of whether the contract criteria had been met included the following, among others:

•We evaluated management’s assessment of the variable consideration, including the future payments due, when determining the amount of total consideration.

•We evaluated management’s assessment of the collectability of the notes receivable, based on the third party’s intent and ability to pay the notes as they come due by evaluating public information related to the acquirer and expected timing of commercialization.

•We tested the receipt of the nonrefundable consideration.

/s/ RSM US LLP

We have served as the Company's auditor since 1996.

Chicago, Illinois

December 8, 2023

VERU INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND 2022

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,625,494	$80,190,675
Accounts receivable, net	4,506,508	3,550,895
Inventories, net	6,697,117	8,618,944
Prepaid research and development costs	1,579,086	10,444,587
Prepaid expenses and other current assets	1,097,851	1,964,373
Total current assets	23,506,056	104,769,474
Plant and equipment, net	1,652,732	1,185,766
Operating lease right-of-use asset	4,332,473	4,786,915
Deferred income taxes	12,707,419	12,965,985
Intangible assets, net	5,952	3,977,381
Goodwill	6,878,932	6,878,932
Other assets	1,512,361	1,561,564
Total assets	$50,595,925	$136,126,017

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,576,624	$22,003,394
Accrued research and development costs	853,987	9,071,503
Accrued compensation	990,609	5,986,557
Accrued expenses and other current liabilities	1,956,075	2,249,995
Residual royalty agreement, short-term portion (Note 9)	864,623	1,169,095
Operating lease liability, short-term portion	1,036,590	957,085
Total current liabilities	20,278,508	41,437,629
Residual royalty agreement, long-term portion (Note 9)	8,870,136	9,656,441
Operating lease liability, long-term portion	3,634,114	4,093,667
Deferred income taxes	—	81,067
Other liabilities	29,948	18,577
Total liabilities	32,812,706	55,287,381

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, no shares issued and outstanding at September 30, 2023 and 2022, respectively	—	—
Common stock, par value $0.01 per share; 308,000,000 and 154,000,000 shares authorized, 93,966,402 and 82,692,598 shares issued and 91,782,698 and 80,508,894 shares outstanding at September 30, 2023 and 2022, respectively	939,664	826,926
Additional paid-in-capital	283,894,830	253,974,032
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(258,663,151)	(165,574,198)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	17,783,219	80,838,636
Total liabilities and stockholders' equity	$50,595,925	$136,126,017

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

Net revenues	$16,296,958	$39,354,352

Cost of sales	8,731,030	8,762,964

Gross profit	7,565,928	30,591,388

Operating expenses:
Research and development	51,138,480	70,646,103
Selling, general and administrative	48,057,834	43,177,345
Provision for (recovery of) credit losses	3,911,714	(8,500)
Impairment of intangible assets	3,900,000	—
Total operating expenses	107,008,028	113,814,948

Gain on sale of ENTADFI® assets	5,723,623	—

Operating loss	(93,718,477)	(83,223,560)

Non-operating income (expenses):
Interest expense	(2,427,041)	(4,368,798)
Change in fair value of derivative liabilities	2,963,000	3,557,000
Other income, net	573,771	495,735
Total non-operating income (expenses)	1,109,730	(316,063)

Loss before income taxes	(92,608,747)	(83,539,623)

Income tax expense	480,206	236,397

Net loss	$(93,088,953)	$(83,776,020)

Net loss per basic and diluted common shares outstanding	$(1.10)	$(1.05)

Basic and diluted weighted average common shares outstanding	84,973,382	80,122,526

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2021	82,153,452	$821,535	$241,658,711	$(581,519)	$(81,798,178)	$(7,806,605)	$152,293,944
Share-based compensation	—	—	11,242,423	—	—	—	11,242,423
Issuance of shares pursuant to share-based awards	539,146	5,391	1,072,898	—	—	—	1,078,289
Net loss	—	—	—	—	(83,776,020)	—	(83,776,020)
Balance at September 30, 2022	82,692,598	826,926	253,974,032	(581,519)	(165,574,198)	(7,806,605)	80,838,636
Share-based compensation	—	—	17,918,603	—	—	—	17,918,603
Issuance of shares pursuant to share-based awards	191,832	1,918	387,140	—	—	—	389,058
Shares issued in connection with common stock purchase agreement	800,000	8,000	1,000,000	—	—	—	1,008,000
Sale of shares under common stock purchase agreements	4,004,713	40,047	4,806,644				4,846,691
Issuance of shares pursuant to Jefferies Sales Agreement, net of commission and costs	1,277,259	12,773	1,027,548	—	—	—	1,040,321
Amortization of deferred costs			(138,182)				(138,182)
Issuance of shares in a Private Investment in Public Equity, net of costs	5,000,000	50,000	4,919,045	—	—	—	4,969,045
Net loss	—	—	—	—	(93,088,953)	—	(93,088,953)
Balance at September 30, 2023	93,966,402	$939,664	$283,894,830	$(581,519)	$(258,663,151)	$(7,806,605)	$17,783,219

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
OPERATING ACTIVITIES
Net loss	$(93,088,953)	$(83,776,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,874	209,595
Impairment of intangible assets	3,900,000	—
Provision for credit losses	3,911,714	(8,500)
Gain on sale of ENTADFI® assets	(5,723,623)	—
Noncash change in right-of-use assets	741,257	594,398
Noncash interest expense, net of interest paid	1,872,223	1,748,189
Share-based compensation	17,918,603	11,242,423
Deferred income taxes	177,499	76,206
Provision for obsolete inventory	185,499	82,019
Change in fair value of derivative liabilities	(2,963,000)	(3,557,000)
Other	290	1,723
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,153,327)	4,537,829
Decrease (increase) in inventories	648,628	(3,126,710)
Decrease (increase) in prepaid expenses and other assets	10,004,978	(2,352,547)
(Decrease) increase in accounts payable	(7,426,770)	18,593,623
(Decrease) increase in accrued expenses and other current liabilities	(13,621,843)	8,698,314
Decrease in operating lease liabilities	(666,863)	(468,546)
Net cash used in operating activities	(88,013,814)	(47,505,004)

INVESTING ACTIVITIES
Cash proceeds from sale of ENTADFI® assets	7,000,000	—
Cash proceeds from sale of PREBOOST® business	—	5,000,000
Capital expenditures	(665,700)	(733,052)
Net cash provided by investing activities	6,334,300	4,266,948

FINANCING ACTIVITIES
Proceeds from stock option exercises	389,058	1,078,289
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	1,040,321	—
Proceeds from sale of shares under common stock purchase agreements	4,846,691	—
Payment of deferred equity financing issuance costs	(263,757)	—
Proceeds from sale of shares in a private investment in public equity, net of costs	4,969,045	—
Proceeds from premium finance agreement	1,425,174	—
Installment payments on premium finance agreement	(1,292,199)	—
Cash paid for debt portion of finance lease	—	(9,093)
Net cash provided by financing activities	11,114,333	1,069,196

Net (decrease) increase in cash and cash equivalents	(70,565,181)	(42,168,860)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	80,190,675	122,359,535
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,625,494	$80,190,675

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$247,361	$422,135
Cash paid for interest	$554,818	$2,620,609
Schedule of non-cash investing and financing activities:
Shares issued in connection with common stock purchase agreement	$1,008,000	$—
Amortization of deferred costs related to common stock purchase agreement	$138,182	$—
Right-of-use assets recorded in exchange for lease liabilities	$286,815	$4,411,474

See notes to consolidated financial statements.

VERU INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”); The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited, Veru Biopharma Europe Limited, and Veru Biopharma Netherlands B.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases (obesity), oncology, and acute respiratory distress syndrome (ARDS). Our drug development program includes enobosarm, a selective androgen receptor modulator, for preferential loss of fat while preventing the loss of muscle and bone, in combination with weight loss drugs, and for the management of advanced breast cancer and sabizabulin, a microtubule disruptor, for the treatment of hospitalized patients with viral induced ARDS. The Company also has the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during fiscal 2023 and 2022 were derived from sales of FC2.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 150 countries. It is marketed to consumers in various countries through distributors, public health programs, and/or retailers and in the U.S. by prescription.

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

Segments: We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single operating segment. Our determination that we operate as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker (CODM) for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis.

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

Accounts receivable and concentration of credit risk: Accounts receivable are carried at original invoice amount less an estimate made for returns, discounts, and credit losses based on a review of all outstanding amounts on a periodic basis.

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

Intangible assets are highly vulnerable to impairment charges, particularly IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval, additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. During the second quarter of fiscal 2023, the Company recorded an impairment charge of $3.9 million related to IPR&D. The charge was primarily a result of the Company’s strategic decision to refocus its drug development efforts on those drug candidates that it believes to have the best opportunity to lead to long-term success and shareholder value creation, which led the Company to indefinitely cease development of sabizabulin for prostate cancer and zuclomiphene. See Note 8 for additional information. The Company’s intangible asset balance for IPR&D at September 30, 2023, after the impairment charge was recorded, is zero.

Deferred financing costs: Costs incurred in connection with the common stock purchase agreements and the at-the-market sale agreement discussed in Note 10 have been included in other assets on the accompanying consolidated balance sheets at September 30, 2023 and 2022. When shares of the Company’s common stock are sold under the common stock purchase agreement or at-the market sale agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and other accrued liabilities approximate their fair value based on the short-term nature of these instruments. The carrying value of the residual royalty agreement liabilities, taking into consideration the related derivative instruments, is estimated to approximate fair value.

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

Research and development costs: Research and development costs are expensed as they are incurred and include salaries and benefits, costs to conduct clinical trials, and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company did not have any material capitalized nonrefundable advance payments as of September 30, 2023.

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

Advertising: The Company's policy is to expense advertising costs as incurred. Advertising costs were $0.9 million and $0.6 million for the years ended September 30, 2023 and 2022, respectively.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency, resulting in the adoption of the U.S. dollar as the functional currency for all foreign subsidiaries. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of September 30, 2023 and September 30, 2022. Assets located outside of the U.S. totaled approximately $10.5 million and $10.8 million at September 30, 2023 and September 30, 2022, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis. Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized. In fiscal 2023 and 2022, comprehensive income (loss) is equivalent to the reported net income (loss).

Recent accounting pronouncements not yet adopted: In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

We have reviewed all other recently issued accounting pronouncements and have determined that such standards that are not yet effective will not have a material impact on our financial statements or do not otherwise apply to our operations.

Note 2 – Going Concern

The Company is not profitable and has had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of these financial statements are insufficient for the Company to fund operating, investing and financing cash flow needs for the twelve months subsequent to the issuance date of these financial statements. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing transactions and/or other capital sources. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis.

These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months subsequent to the issuance date of these financial statements. Certain elements of our operating plan to alleviate the conditions that raise substantial doubt, including but not limited to our ability to secure equity financing or other financing alternatives, are outside of our control and cannot be included in management’s evaluation under the requirement of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months subsequent to the issuance date of these financial statements.

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

There were no transfers between Level 1, Level 2 and Level 3 during fiscal 2023 and 2022.

Amounts capitalized as IPR&D are subject to impairment testing until the completion or abandonment of the associated research and development efforts. We use probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs including estimated revenues, costs, probability of technical and regulatory success and discount rates to measure impairment, if any. During the second quarter of fiscal 2023, we recognized an impairment charge of $3.9 million associated with IPR&D intangible assets due to their meeting the criteria for abandonment under the accounting standards. See Note 8 for additional information.

As of September 30, 2023 and 2022, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, are also classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the years ended September 30, 2023 and 2022:

	2023	2022

Beginning balance	$4,294,000	$7,851,000
Change in fair value of derivative liabilities	(2,963,000)	(3,557,000)
Ending balance	$1,331,000	$4,294,000

The expense or income associated with the change in fair value of the embedded derivatives is presented as a separate line item in the accompanying consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 9 for additional information. There is no current observable market for these types of derivatives. The Company estimates the fair value of the embedded derivative within the Residual Royalty Agreement by using a scenario-based method, whereby different scenarios are valued and probability weighted. The scenario-based valuation model incorporates transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The decrease in the fair value of derivative liabilities in fiscal 2023 was driven by a decrease in the expected cash outflows under the Residual Royalty Agreement, due to decreases in projected FC2 net revenues in future periods, and increases in the discount rates used, due primarily to external market factors. The decrease in the fair value of derivative liabilities in fiscal 2022 was driven by a decrease in the expected cash outflows under the Residual Royalty Agreement, due to decreases in projected FC2 net revenues in future periods, and increases in the discount rates used, due primarily to external market factors.

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of September 30, 2023 and 2022:

Valuation Methodology	Significant Unobservable Input	2023	2022

Scenario-Based	Estimated change of control dates	December 2024 to December 2026	September 2023 to September 2025
	Discount rate	14.1% to 15.1%	13.6% to 14.2%
	Probability of change of control	20% to 90%	20% to 90%

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

The Company’s revenue is primarily from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of ENTADFI through the date the ENTADFI assets were sold on April 19, 2023. The following table presents net revenues by product and sector for the years ended September 30, 2023 and 2022:

	2023	2022
FC2
U.S. prescription channel	$5,823,921	$30,223,079
Global public health sector	10,460,024	9,128,858
Total FC2	16,283,945	39,351,937
Other	13,013	2,415
Net revenues	$16,296,958	$39,354,352

The following table presents net revenue by geographic area for the years ended September 30, 2023 and 2022:

	2023	2022

United States	$8,370,202	$31,430,235
South Africa	1,941,678	*
Other	5,985,078	7,924,117
Net revenues	$16,296,958	$39,354,352

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying consolidated balances sheets, was approximately $105,000 and $342,000 at September 30, 2023 and 2022, respectively.

The amount of revenue recognized that was included in the contract liabilities and unearned revenues balance at the beginning of the period was $330,000 and $130,000 during the years ended September 30, 2023 and 2022, respectively, after satisfying its contract obligations and transferring control.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company’s standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of sales within the period. As is typical in the Company’s business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 90 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company classified approximately $0.7 million of trade receivables with its distributor in Brazil as long-term as of September 30, 2022, because payment was expected in greater than one year. The long-term portion of trade receivables is included in other assets on the accompanying consolidated balance sheet. The Company has $1.4 million of trade receivables as of September 30, 2023 due from its distributor in Brazil for sales recognized in fiscal 2021, which the Company expects to be paid within one year.

The components of accounts receivable consist of the following at September 30, 2023 and 2022:

	2023	2022

Trade receivables, gross	$8,445,370	$4,289,892
Less: allowance for credit losses	(3,923,857)	(12,143)
Less: allowance for sales returns and payment term discounts	(15,005)	(12,854)
Less: long-term trade receivables*	—	(714,000)
Accounts receivable, net	$4,506,508	$3,550,895

*Included in other assets on the accompanying consolidated balance sheets.

No customer had a current accounts receivable balance that represented 10% of current assets at September 30, 2023 and 2022.

At September 30, 2023, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 71% of net accounts receivable in the aggregate. At September 30, 2022, two customers had an accounts receivable balance greater than 10% of net accounts receivable and long-term trade receivables, representing 83% of the Company’s net accounts receivable and long-term trade receivables in the aggregate.

For the year ended September 30, 2023, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 47% of the Company’s net revenues in the aggregate, including The Pill Club that represented 24% of the Company’s net revenues. For the year ended September 30, 2022, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 73% of the Company’s net revenues in the aggregate, including The Pill Club that represented 44% of the Company’s net revenues.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. During the year ended September 30, 2023, the Company recorded a provision for credit losses of $3.9 million related to the total amount of receivables due from The Pill Club due to their Chapter 11 bankruptcy, filed on April 18, 2023.

The table below summarizes the change in the allowance for credit losses on trade receivables for the years ended September 30, 2023 and 2022:

	2023	2022

Beginning balance	$12,143	$20,643
Charge-offs (recoveries), net	3,911,714	(8,500)
Ending balance	$3,923,857	$12,143

Recoveries of accounts receivable previously charged-off are recorded when received. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs. In the U.S. prescription channel, the Company’s customers include primarily telemedicine providers.

Note 6 – Inventories

Inventories consisted of the following at September 30, 2023 and September 30, 2022

	2023	2022

Raw material	$1,854,810	$1,662,712
Work in process	112,799	872,596
Finished goods	4,913,295	6,099,343
Inventories, gross	6,880,904	8,634,651
Less: inventory reserves	(183,787)	(15,707)
Inventories, net	$6,697,117	$8,618,944

The Company had ENTADFI inventory of $1.1 million, which was included in the sale of ENTADFI assets, and was included in the inventories balance at September 30, 2022. See Note 15 for additional information.

Note 7 – Property and Equipment

Property and equipment consisted of the following at September 30, 2023 and 2022:

	Estimated
	Useful Life	2023	2022
Property and equipment:
Manufacturing equipment	5 - 8 years	$3,008,122	$2,902,715
Office equipment, furniture and fixtures	3 - 10 years	1,471,870	1,440,475
Leasehold improvements	3 - 8 years	960,694	484,460
Total property and equipment		5,440,686	4,827,650
Less: accumulated depreciation and amortization		(3,787,954)	(3,641,884)
Property and equipment, net		$1,652,732	$1,185,766

Depreciation expense for the years ended September 30, 2023 and 2022 was approximately $198,000 and $138,000, respectively. Property and equipment included $214,000 and $276,000 at September 30, 2023 and 2022, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 8 –Intangible Assets and Goodwill

Intangible Assets

Intangible assets includes IPR&D and covenants not-to-compete.

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2023:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$494,048	$5,952
Indefinite-lived intangible assets:
Acquired in-process research and development assets	—	—	—
Total intangible assets	$500,000	$494,048	$5,952

The gross carrying amounts and net book value of intangible assets are as follows at September 30, 2022:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$422,619	$77,381
Indefinite-lived intangible assets:
Acquired in-process research and development assets	3,900,000	—	3,900,000
Total intangible assets	$4,400,000	$422,619	$3,977,381

Amortization is recorded on a straight-line basis over seven years for the covenants not-to-compete. The amortization expense is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization expense was approximately $71,000 for the years ended September 30, 2023 and 2022. Based on finite-lived intangible assets recorded as of September 30, 2023, the estimated future amortization expense is approximately $6,000 in fiscal 2024.

In March 2023, the Company announced its strategic decision to refocus its drug development efforts on those drug candidates that it believes have the best opportunity to lead to long-term success and shareholder value creation. As part of this strategic decision, the Company has indefinitely ceased development of sabizabulin for prostate cancer and zuclomiphene. The Company has no current plans that would invest funds in the development of these two assets or that would lead to the Company deriving value from these two assets, which has met the criteria for abandonment under the accounting standards. This resulted in writing off the carrying amount of these two acquired in-process research and development assets and recording an impairment charge of $3.9 million for the year ended September 30, 2023.

Goodwill

The carrying amount of goodwill at September 30, 2023 and 2022 was $6.9 million. There was no change in the balance during the years ended September 30, 2023 and 2022. The Company’s goodwill is assigned to the Research and Development reporting unit, which had a negative carrying amount as of September 30, 2023.

Note 9 – Debt

SWK Residual Royalty Agreement

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

For accounting purposes, the $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis. A portion of the amount allocated to the Residual Royalty Agreement, equal to the fair value of the change of control provision, was allocated to an embedded derivative liability. The derivative liability is adjusted to fair market value at each reporting period.

At September 30, 2023 and 2022, the Residual Royalty Agreement liability consisted of the following:

	2023	2022

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	12,377,949	9,950,908
Less: cumulative payments	(4,320,190)	(3,765,372)
Residual royalty agreement liability, excluding embedded derivative liability	8,403,759	6,531,536
Add: embedded derivative liability at fair value (see Note 3)	1,331,000	4,294,000
Total residual royalty agreement liability	9,734,759	10,825,536
Residual royalty agreement liability, short-term portion	(864,623)	(1,169,095)
Residual royalty agreement liability, long-term portion	$8,870,136	$9,656,441

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

Interest expense on the accompanying consolidated statements of operations relates to the accretion of the liability for the Residual Royalty Agreement. The accretion of the liability is based on projected FC2 revenues.

Premium Finance Agreement

On November 1, 2022, the Company entered into an agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing agreement was payable in eleven monthly installments of principal and interest, which began on December 1, 2022. The balance of the insurance premium liability is $0.1 million as of September 30, 2023 and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at September 30, 2023 and September 30, 2022. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at September 30, 2023 and September 30, 2022.

Common Stock

We are authorized to issue up to 308,000,000 shares of common stock, $0.01 par value per share. Following approval by stockholders at the Company’s annual meeting of stockholders held on July 24, 2023, the Company filed an amendment to its articles of incorporation to increase the number of authorized shares of common stock from 154,000,000 to 308,000,000. Holders are entitled to one vote for each share of common stock.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the Securities and Exchange Commission (“SEC”) on April 14, 2023. At September 30, 2022, $23.0 million remains available under that shelf registration statement. The Company’s prior shelf registration statement on Form S-3 (File No. 333-239493) expired on July 1, 2023.

Aspire Capital Purchase Agreement

On June 26, 2020, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company had the right, from time to time in its sole discretion during the 36-month term of the Aspire Purchase Agreement, to direct Aspire Capital to purchase up to $23.9 million of the Company’s common stock in the aggregate.

During the year ended September 30, 2023, we sold 2,779,713 shares of common stock to Aspire Capital under the Aspire Purchase Agreement resulting in proceeds to the Company of $3.4 million. As a result of these sales, we recorded approximately $105,000 of deferred costs to additional paid-in capital.

During the 36-month term of the Aspire Purchase Agreement, we sold 4,424,450 shares of common stock to Aspire Capital resulting in proceeds to the Company of $8.4 million. On June 26, 2023, the term of the Aspire Purchase Agreement expired and no additional shares of common stock will be sold under the agreement.

In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $681,000, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $50,000, which total approximately $731,000, were recorded as deferred costs. The unamortized amount of deferred costs related to the Aspire Purchase Agreement remaining when the agreement terminated was $473,000 and was expensed at the time of termination. It is included in selling, general and administrative expenses on the accompanying consolidated statement of operations for the year ended September 30, 2023. The unamortized amount of deferred costs related to the Aspire Purchase Agreement of $578,000 at September 30, 2022 is included in other assets on the accompanying consolidated balance sheet.

Private Investment in Public Equity

On April 12, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Frost Gamma Investments Trust (“FGI”), pursuant to which, on the date thereof, the Company issued and sold 5,000,000 shares of the Company’s common stock to FGI at a price of $1.00 per share, for a total investment of $5.0 million, through a private investment in public equity financing. Proceeds were recorded net of issuance costs of $31,000. The shares of common stock issued to FGI pursuant to the Stock Purchase Agreement were not registered under the Securities Act. The Company filed a registration statement under the Securities Act to register the resale of the shares of common stock issued to FGI, which was declared effective by the SEC on May 24, 2023.

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

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 800,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. We are obligated to issue $1.0 million of shares of the Company’s common stock at the time Lincoln Park’s purchases cumulatively reach an aggregate amount of $50.0 million of Purchase Shares.

During the year ended September 30, 2023, we sold 1,225,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement resulting in proceeds to the Company of $1.4 million. As a result of these sales, we recorded approximately $30,000 of deferred costs to additional paid-in capital. The unamortized amount of deferred costs related to the Lincoln Park Purchase Agreement is $1.0 million at September 30, 2023 and is included in other assets on the accompanying consolidated balance sheet. Subsequent to September 30, 2023, we sold 1,800,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement, resulting in proceeds to the Company of $1.7 million.

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

The Company is not obligated to sell any shares of common stock under the Jefferies Sales Agreement. Subject to the terms and conditions of the Jefferies Sales Agreement, Jefferies will use commercially reasonable efforts consistent with its normal trading and sales practices, to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to our instructions in that notice, and the terms and conditions of the Jefferies Sales Agreement generally, Jefferies may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act. Under the terms of the Sales Agreement, the Company cannot cause or request Jefferies to sell shares of common stock exceeding the number of shares of common stock authorized, unissued and available for issuance at any time. The Company will pay Jefferies a commission of 3% of the aggregate gross proceeds from each sale of common stock and has agreed to provide Jefferies with customary indemnification and contribution rights, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company has also agreed to reimburse Jefferies for certain specified expenses. The Company incurred issuance costs of $207,000, which were recorded as deferred costs.

During the year ended September 30, 2023, we sold 1,277,259 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $1.0 million. As a result of these sales, we recorded approximately $3,000 of deferred costs to additional paid-in capital. The unamortized amount of deferred costs related to the Jefferies Sales Agreement is $0.2 million at September 30, 2023 and is included in other assets on the accompanying consolidated balance sheet. Subsequent to September 30, 2023, we sold 90,156 shares of common stock under the Jefferies Sales Agreement, resulting in proceeds to the Company of $67,000.

Note 11 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. We recorded income tax benefits for share-based compensation expense of approximately $4.0 million and $2.5 million in fiscal 2023 and 2022, respectively. For fiscal 2023 and 2022, we recorded share-based compensation expenses as follows:

	2023	2022

Cost of sales	$361,843	$328,225
Selling, general and administrative	13,785,067	8,151,505
Research and development	3,771,693	2,762,693
	$17,918,603	$11,242,423

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to new hires who satisfy the requirements to be granted inducement grants under Nasdaq listing rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of our 2018 Plan. The Company has reserved 4,000,000 shares of common stock under the Inducement Plan and as of September 30, 2023, 3,901,250 shares remain available for issuance.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of September 30, 2023, 2,593,491 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of September 30, 2023, 398,105 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense of $1.9 million during the year ended September 30, 2023. The reduction in share-based compensation expense during the year ended September 30, 2022 was immaterial.

The following table outlines the weighted average assumptions for options granted during fiscal 2023 and 2022:

	2023	2022
Weighted Average Assumptions:
Expected Volatility	101.37%	84.53%
Expected Dividend Yield	0.00%	0.00%
Risk-free Interest Rate	3.92%	2.17%
Expected Term (in years)	6.0	6.0
Fair Value of Options Granted	$5.55	$7.10

During the years ended September 30, 2023 and 2022, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at September 30, 2023:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2022	14,263,470	$5.00
Granted	4,934,955	6.92
Exercised	(191,832)	2.03
Forfeited	(1,638,950)	8.19
Outstanding at September 30, 2023	17,367,643	$5.28	7.10	$—
Exercisable at September 30, 2023	9,759,441	$3.54	5.76	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the year ended September 30, 2023 of $0.72, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised was approximately $0.5 million and $8.1 million during the years ended September 30, 2023 and 2022, respectively. Cash received from options exercised was $0.4 million and $1.1 million in the years ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company had unrecognized compensation expense of approximately $29.5 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

During fiscal 2023 and 2022, the Company modified stock options held by certain optionees upon termination of their employment by the Company. As permitted under the 2018 Plan, the stock options were primarily modified to accelerate vesting or to allow for continued vesting. The aggregate amount of expense recognized in connection with these modifications was approximately $25,000 and $1.0 million during the years ended September 30, 2023 and 2022, respectively.

Stock Appreciation Rights

In fiscal 2017, the Company issued stock appreciation rights based on 50,000 shares of the Company’s common stock to an employee that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of September 30, 2023 and 2022, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 12 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures.

Corporate Headquarters

In June 2021, the Company executed a lease for its new corporate headquarters in Miami, Florida. The Company is leasing approximately 12,000 square feet of office space for an eight year term, which commenced on March 1, 2022. The space replaced the Company’s previous corporate headquarters in Miami, Florida when the lease terminated at the end of February 2022. Annual base rent payments are $58.00 per square foot and are subject to a 3% annual escalation. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $117,000, which is included in other assets on the accompanying consolidated balance sheet as of September 30, 2023 and 2022.

Chicago Lease

The Company leases approximately 6,600 square feet of office space located in Chicago, Illinois. The Company executed the lease for this office in May 2016, for a seven-year period commencing on November 1, 2016 and ending on October 31, 2023. The lease granted the Company a seven-month lease holiday beginning November 1, 2016, a five-month lease abatement beginning June 1, 2017, and provided a tenant improvement allowance. Annual base rent payments were $14.00 per square foot in year one and increase on an annual basis to $17 per square foot in the final year of the lease. The lease also requires payment of related expenses, including real estate taxes, common area maintenance, utilities and insurance expenses from June 1, 2017 to October 31, 2023. Based on the terms of the lease agreement, the Company paid a security deposit of $55,000. Effective September 1, 2017, the Company entered into a sublease for this office space through October 31, 2023. Monthly sublease payments of approximately $15,200 commenced in January 2018 and ended August 2023. The monthly sublease payment was subject to annual increases in September of each year and increased to approximately $17,300 per month in the final year of the sublease. Sublease income was recognized as a reduction to operating lease costs as the sublease was outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842. The tenant under the sublease provided a security deposit of $30,000 to the Company. The Company continued to be responsible for performance under the lease until it expired on October 31, 2023.

International Leases

The Company leases approximately 6,400 square feet of office space located in London, England. The lease was effective in August 2020 with a five year term and a tenant’s option to cancel after three years with no penalty to the Company. At the time the lease was commenced, it was reasonably certain that the Company will exercise that option. The option to exercise required 6 months notice on February 28, 2023. At that time, the Company determined that it would not exercise the option to cancel and recorded an adjustment of $265,000 to its lease liabilities and right-of-use asset to reflect the additional lease term. The Company maintains a security deposit of approximately $58,000. The lease requires quarterly payments of approximately $41,100.

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

Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for the office equipment leases. The components of the Company’s lease cost were as follows for the years ended September 30, 2023 and 2022:

	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$—	$3,631
Interest on lease liabilities	—	403
Operating lease cost	1,117,463	883,928
Short-term lease cost	42,809	46,117
Variable lease cost	186,904	211,840
Sublease income	(179,378)	(179,378)
Total lease cost	$1,167,798	$966,541

The Company paid cash of $860,000 and $680,000 for amounts included in the measurement of operating lease liabilities during the year ended September 30, 2023 and 2022, respectively. The Company’s operating lease ROU assets and related lease liabilities are presented as separate line items on the accompanying consolidated balance sheet as of September 30, 2023 and 2022.

Other information related to the Company’s leases as of September 30, 2023 and 2022 was as follows:

	2023	2022
Operating Leases
Weighted-average remaining lease term	6.1	6.8
Weighted-average discount rate	7.7%	7.6%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of September 30, 2023, maturities of lease liabilities were as follows:

Operating
Leases
Fiscal year ended September 30,
2024	$1,085,368
2025	1,034,855
2026	800,693
2027	814,311
2028	832,997
Thereafter	1,217,797
Total lease payments	5,786,021
Less imputed interest	(1,115,317)
Total lease liabilities	$4,670,704

The Company does not have any leases that have not yet commenced as of September 30, 2023.

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

Litigation

On December 5, 2022, a putative class action complaint was filed in federal district court for the Southern District of Florida (Ewing v. Veru Inc., et al., Case No. 1:22-cv-23960) against the Company and Mitchell Steiner, its Chairman, CEO and President, and Michele Greco, its CFO (the “Ewing Lawsuit”). The First Amended Class Action Complaint, filed on September 15, 2023 by purported stockholders Dr. Myo Thant and Karen Brounstein, alleges that certain public statements about sabizabulin as a treatment for COVID-19 between March 1, 2021 and March 2, 2023 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages. The Defendants intend to vigorously defend the lawsuit. There can be no assurance that the defense will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On July 7, 2023, Anthony Maglia, a purported stockholder, filed a derivative action in the Circuit Court for the Eleventh Judicial Circuit, Miami-Dade County, Florida (Maglia v. Steiner et al., Case No. 2023-019406-CA-01), against the Company as a nominal defendant, and Company officers and directors Mitchell S. Steiner, Michele Greco, Harry Fisch, Mario Eisenberger, Grace S. Hyun, Lucy Lu and Michael L. Rankowitz (the “Maglia Lawsuit”). The Maglia lawsuit asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment primarily in connection with the issues and claims asserted in the Ewing Lawsuit. The Maglia Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, injunctive relief, restitution, and an award of reasonable fees and expenses. The Defendants intend to vigorously defend the lawsuit. There can be no assurance that the defense will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the Maglia Lawsuit.

On September 1, 2023, Anthony Franchi, a purported stockholder, filed a derivative action in the United States District Court for the Eastern District of Wisconsin (Franchi v. Steiner et al., Case No. 2:23-CV-01164), against the Company as a nominal defendant, and Company officers and directors Mitchell S. Steiner, Mario Eisenberger, Harry Fisch, Michael L. Rankowitz, Grace Hyun, Lucy Lu, and Michele Greco (the “Franchi Lawsuit”). The Franchi lawsuit asserts claims for breach of fiduciary duty and unjust enrichment primarily in connection with the issues and claims asserted in the Ewing Lawsuit. The Franchi Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, restitution, and an award of reasonable fees and expenses. On November 8, 2023, this action was consolidated with the Renbarger action, discussed below. The Defendants intend to vigorously defend the lawsuit. There can be no assurance that the defense will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the Franchi Lawsuit.

On September 28, 2023, Philip Renbarger, a purported stockholder, filed a derivative action in the United States District Court for the Eastern District of Wisconsin (Renbarger v. Steiner et al., Case No. 2:23-CV-01291), against the Company as a nominal defendant, and Company officers and directors Mitchell Steiner, Mario Eisenberger, Harry Fisch, Michael L. Rankowitz, Grace S. Hyun, Lucy Lu, and Michele Greco (the “Renbarger Lawsuit”). The Renbarger lawsuit asserts claims for breach of fiduciary duty, aiding and abetting, gross mismanagement, waste of corporate assets, and unjust enrichment primarily in connection with the issues and claims asserted in the Ewing Lawsuit. The Renbarger Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages and an award of reasonable fees and expenses. On November 8, 2023, the Renbarger Lawsuit was consolidated with the Franchi Lawsuit, discussed above. The Defendants intend to vigorously defend the lawsuit. There can be no assurance that the defense will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the Renbarger Lawsuit.

On October 9, 2023, Mohamed Alshourbagy, a purported stockholder, filed a derivative action in the United States District Court for the Southern District of Florida (Alshourbagy v. Steiner et al., Case No. 1:23-cv-23846), against the Company as a nominal defendant, and Company officers and directors Mitchell S. Steiner, Mario A. Eisenberger, Harry D. Fisch, Michael L. Rankowitz, Grace S. Hyun, Lucy Lu, and Michele J. Greco (the “Alshourbagy Lawsuit”). The Alshourbagy lawsuit asserts claims for breach of fiduciary duty and contribution primarily in connection with the issues and claims asserted in the Ewing Lawsuit. The Alshourbagy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, injunctive relief, restitution, and an award of reasonable fees and expenses. The Defendants intend to vigorously defend the lawsuit. There can be no assurance that the defense will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the Alshourbagy Lawsuit.

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

Collaborative Arrangements

On January 31, 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”). Under the Lilly Agreement, the Company is sponsoring a clinical trial in which both the Company’s enobosarm compound and Lilly’s compound are being dosed in combination. The ENABLAR-2 clinical trial is active but not currently recruiting. The Company is conducting the research at its own cost and Lilly is contributing its compound towards the study at no cost to the Company. The parties will continue to hold exclusive rights to all intellectual property relating solely to their own respective compounds. The Company will provide to Lilly copies of clinical data relating to the clinical trial and certain rights to use the clinical data. Veru maintains full exclusive, global commercialization rights to the enobosarm compound.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the NOL carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. The Company had a cumulative pretax loss in the U.S. for fiscal 2023 and the two preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on our analysis, concluded that a full valuation allowance should be recorded related to federal and state NOL carryforwards as of September 30, 2023. The valuation allowance against U.S. deferred tax assets was increased by $19.9 million during the year ended September 30, 2023. As of September 30, 2023 and 2022 respectively, the Company has recorded a valuation allowance of $62.1 million and $42.2 million against U.S. deferred tax assets. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million as of September 30, 2023 and 2022. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income. The Company projects that the deferred tax assets of The Female Health Company (UK) plc will be realized over a significant period of time, which may exceed 20 years. Veru Biopharma UK Limited has a full valuation allowance of $0.3 million.

As of September 30, 2023, the Company had U.S. federal and state NOL carryforwards of approximately $140.5 million and $62.4 million, respectively, for income tax purposes with $29.7 million and $35.2 million, respectively, expiring in fiscal years 2024 to 2043 and $110.8 million and $27.2 million, respectively, which can be carried forward indefinitely. The Company also has U.S. federal research and development tax credit carryforwards of $8.3 million, expiring in fiscal years 2038 to 2043. The Company’s U.K. subsidiary and Veru Biopharma UK Limited have U.K. NOL carryforwards of approximately $63.0 million as of September 30, 2023, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

The Tax Cuts and Jobs Act of 2017, which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 of the Internal Revenue Code (“Section 174”) effective for the Company October 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years, for U.S.-based research, and over 15 years, for foreign-based research. As of September 30, 2023, we recorded a decrease to income tax benefit and an increase to deferred tax assets, before applying a valuation allowance, of approximately $9.8 million as a result of the amended provision under Section 174. Because the Company has a full valuation allowance recorded against U.S. deferred tax assets, the net impact to income tax benefit and deferred tax assets from the amended provision under Section 174 is zero.

Loss before income taxes was taxed by the following jurisdictions for the years ended September 30, 2023 and 2022:

	2023	2022

Domestic	$(90,458,648)	$(82,186,464)
Foreign	(2,150,099)	(1,353,159)
Total	$(92,608,747)	$(83,539,623)

A reconciliation between the effective tax rate and the U.S. statutory rate and the related income tax expense is as follows:

	2023		2022
	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit at U.S. federal statutory rates	$(19,447,837)	21.0%	$(17,543,321)	21.0%
State income tax benefit, net of federal benefits	(1,505,818)	1.6	(1,358,354)	1.6
Non-deductible expenses	330,281	(0.3)	76,913	(0.1)
U.S. research and development tax credit	178,378	(0.2)	(5,720,374)	6.9
Effect of foreign income tax rates	454,808	(0.5)	409,048	(0.5)
Effect of common stock options exercised	180,847	(0.2)	(1,580,756)	1.9
Effect of global intangible low-taxed income	(24,691)	(0.0)	24,691	(0.0)
Change in valuation allowance	20,191,386	(21.8)	25,792,441	(30.9)
Other, net	122,852	(0.1)	136,109	(0.2)
Income tax expense	$480,206	(0.5)%	$236,397	(0.3)%

The federal and state income tax expense (benefit) for the years ended September 30, 2023 and 2022 is summarized below:

	2023	2022

Deferred – U.S.	$(63,426)	$—
Deferred – U.K.	262,612	(42,089)
Deferred – Malaysia	(21,687)	118,295
Subtotal	177,499	76,206

Current – U.S.	(8,624)	126,079
Current – Malaysia	311,331	34,112
Subtotal	302,707	160,191

Income tax expense	$480,206	$236,397

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$29,510,855	$23,627,461
State net operating loss carryforwards	3,354,274	2,850,956
Foreign net operating loss carryforwards – U.K.	15,749,809	15,773,497
Foreign capital allowance – U.K.	174,748	128,490
Share-based compensation – U.K.	217,821	265,631
U.S. research and development tax credit carryforward	8,303,411	8,481,789
U.S. research and development expense	9,758,373	—
Accrued compensation	190,397	1,227,290
Share-based compensation	7,896,221	4,325,354
Interest expense	2,602,890	2,206,484
U.S. credit loss provision	885,562	—
Change in fair value of derivative liability	—	220,607
Other, net – Malaysia	4,046	—
Other, net – U.K.	2,500	—
Other, net – U.S.	71,509	81,507
Gross deferred tax assets	78,722,416	59,189,066
Valuation allowance for deferred tax assets	(65,563,838)	(45,372,452)
Net deferred tax assets	13,158,578	13,816,614
Deferred tax liabilities:
Change in fair value of derivative liability	(449,812)	—
In process research and development	—	(882,427)
Covenant not-to-compete	(1,347)	(17,508)
Other, net – Malaysia	—	(17,641)
Other	—	(14,120)
Net deferred tax liabilities	(451,159)	(931,696)
Net deferred tax asset	$12,707,419	$12,884,918

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2023	2022

Long-term deferred tax asset – U.K.	$12,703,373	$12,965,985
Long-term deferred tax asset – Malaysia	4,046	—
Total long-term deferred tax asset	$12,707,419	$12,965,985

Long-term deferred tax liability – U.S.	$—	$(63,426)
Long-term deferred tax liability – Malaysia	—	(17,641)
Total long-term deferred tax liability	$—	$(81,067)

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

The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. federal and state tax returns. The following summarizes open tax years in the relevant jurisdictions:

•For the U.S., a tax return may be audited any time within 3 years from filing date or 3 years after an NOL is utilized. The U.S. open tax years are for fiscal 2004 through 2007, fiscal 2015 through fiscal 2019, and fiscal 2022, for which the Company is carrying forward NOLs, which expire in years 2024 through 2038 or are being carried forward indefinitely with no expiration.

•For Malaysia, a tax return may be audited any time within 5 years from filing date (7 months after the fiscal year end). The Malaysia open tax years are for 2018 through 2022, which expire on December 31, 2023 through 2027.

•For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period). The U.K. open tax year is for 2022, which expires in 2024.

The fiscal 2023 tax returns for all jurisdictions have not been filed as of the date of this filing. As of September 30, 2023 and 2022, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No material expense for interest and penalties was recognized for the years ended September 30, 2023 and 2022.

Note 15 – Sale of ENTADFI

On April 19, 2023, the Company entered into an asset purchase agreement (the “BWV Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with Blue Water Biotech Inc. formerly known as Blue Water Vaccines Inc. (“BWV”). The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable by September 30, 2023, $5.0 million payable 12 months after closing, and $5.0 million payable by September 30, 2024, plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company cannot determine the likelihood of receiving any Milestone Payments at this time.

On September 29, 2023, the Company entered into an Amendment to the BWV Asset Purchase Agreement providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock of BWV. The Company received payment of $1.0 million on September 29, 2023 and the 3,000 Series A Convertible Preferred Stock on October 3, 2023. There is no market for the Series A Convertible Preferred Stock and therefore, little likelihood of any liquidity in the Series A Preferred Stock.

The Company determined that it was not probable, at the time of the transaction and at September 30, 2023, that substantially all of the consideration promised under the BWV Asset Purchase Agreement would be collected. Therefore, the Company recognizes the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The gain is recorded considering only the nonrefundable consideration of $7.0 million received by the Company as of September 30, 2023. Total assets sold, consisting primarily of inventory, had a net book value of approximately $1.3 million. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023. The gain calculation will be updated if additional consideration is received in future periods or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the notes receivable.

Note 16 – Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and stock appreciation rights as determined under the treasury stock method. Due to our net loss for the periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Note 11 for a discussion of our potentially dilutive common shares.

Note 17 – Employee Benefit Plans

Effective January 1, 2018, the Company established a 401(k) plan in which substantially all U.S. employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. The Company matches employee contributions at a rate of 100% of applicable contributions up to 6% of included compensation. Company contributions to the 401(k) plan were approximately $616,000 and $461,000 for the years ended September 30, 2023 and 2022, respectively.

In March 2014, the Company elected to contribute 3% of eligible employee compensation into the personal pension schemes of certain senior U.K. employees. Effective January 1, 2019, this contribution amount was increased to 4%. Company contributions were approximately $29,000 and $41,000 for the years ended September 30, 2023 and 2022, respectively.