Form 10-K/A
period 2023-09-30
VERU INC.
filed 2024-04-01
CIK 863894

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

Background of Restatement

Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) is filing this Form 10-K/A to amend its Form 10-K for the year ended September 30, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 8, 2023 (the “Original Form 10-K”), to restate its previously issued consolidated financial statements as of and for the years ended September 30, 2023 and 2022 (the “Prior Financial Statements”), and to amend related disclosures, including regarding controls and procedures.

On February 15, 2024, we filed a Current Report on Form 8-K under Item 4.02(a) with the SEC relating to the Prior Financial Statements. As indicated in such Current Report on Form 8-K, on February 15, 2024, we determined that a restatement of the Prior Financial Statements was necessary due to the identification of an error related to the accounting for research and development expenses associated with the Company’s projects with third-party service providers. The Company records estimated costs of research and development activities conducted by third-party service providers based on information such as estimates of the work completed and in accordance with agreements established by third-party service providers. The Company inaccurately estimated the work completed by the third-party service providers because it did not evaluate all of the information that was known or knowable at the time. The errors resulted in a misstatement of research and development costs for the years ended September 30, 2023 and September 30, 2022, and corresponding misstatements of accounts payable, accrued research and development costs, and prepaid research and development costs as of September 30, 2023 and September 30, 2022. As a result of this restatement there is:

•a $0.1 million and a $0.3 million increase in research and development expenses with corresponding adjustments to total operating expenses, operating loss, loss before income taxes, and net loss for the years ended September 30, 2023 and 2022, respectively, versus the previously reported financial results;

•a $0.6 million and $0.8 million decrease in prepaid research and development costs with corresponding decreases in total current assets and total assets as of September 30, 2023 and 2022, respectively;

•a $1.6 million decrease in accounts payable as of September 30, 2023 and a $0.8 million and $2.7 million decrease in accrued research and development costs with corresponding decreases in total current liabilities and total liabilities as of September 30, 2023 and 2022, respectively;

•a $2.2 million decrease in the opening balance of accumulated deficit for the year ended September 30, 2022;

•corresponding adjustments, and the associated impacts of the adjustments to:

oaccumulated deficit, total stockholders’ equity and total liabilities and stockholders’ equity as of September 30, 2023 and 2022; and

onet loss and adjustments to reconcile net loss to net cash used in operating activities in the Company’s consolidated statements of cash flows for the years ended September 30, 2023 and 2022; and

•related adjustments to the financial information for each of the quarterly periods within fiscal 2023.

The restatement did not result in any changes to the amount of cash and cash equivalents as of September 30, 2023 or 2022, and with respect to the consolidated statements of cash flows, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing, or financing cash flows for each period.

See Note 18, Restatement of Prior Financial Information and Note 19, Restatement of Quarterly Financial Information to the consolidated financial statements included herein for additional information.

Internal Control Considerations

As a result of the restatement of the Company’s financial statements and the filing of this Form 10-K/A, management has determined that a material weakness existed in the Company’s internal control over financial reporting related to its management review control over its estimate of research and development expenses associated with activities conducted by third-party service providers. The identified material weakness and the Company’s remediation plan are further described in Part II, Item 9A within this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A amends and restates the sections of the Original Form 10-K listed below, with modifications as necessary to reflect the effects of the restatement of our previously issued consolidated financial statements as of and for the years ended September 30, 2023 and 2022. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Form 10-K, except as required to reflect the effects of such restatement in the following amended items:

•Part I, Item 1A. “Risk Factors”;

•Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•Part II, Item 8. “Financial Statements and Supplementary Data”;

•Part II, Item 9A. “Controls and Procedures”; and

•Part IV, Item 15. “Exhibits and Financial Statement Schedules.”

In addition, this Form 10-K/A updates the signature page. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the Company is also including with this Form 10-K/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-K/A (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2). Except as described above, this Form 10-K/A is presented as of the date of the Original Form 10-K and does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect or purport to reflect any information or events occurring subsequent to December 8, 2023, the filing date of the Original Form 10-K, unless specifically noted herein, or otherwise modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, other than the restatement.

Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC that were made after the filing of the Original Form 10-K, including any amendments to those filings.

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

•our ability to remediate the material weaknesses in our internal control over financial reporting that we have identified and the risk that we may identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls;

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

•We identified material weaknesses in internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, as of September 30, 2023. If we are not able to remediate these material weaknesses, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

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

We incurred a net loss as restated of $93.2 million during the year ended September 30, 2023. Pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur significant expenses until we are able to obtain regulatory approval and subsequently sell one or more of our drug candidates under development in significant quantities, which may not happen. We expect to devote most of our financial resources to research and development, including our non-clinical development activities and clinical trials. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

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

As of September 30, 2023, we had federal and state net operating loss carryforwards as restated of approximately $138.6 million and $61.8 million, respectively, of which $29.7 million and $35.0 million, respectively, if not utilized to offset taxable income in future periods, will begin to expire in 2024 and will completely expire in 2043. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate ownership changes could limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income.

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

The restatements of our prior financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

Subsequent to the filing of our Form 10-Q for the quarter ended June 30, 2023 on August 10, 2023 (the “Original Form 10-Q”), we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements in the Original Form 10-Q. In addition, subsequent to the filing of the Original Form 10-K for the year ended September 30, 2023 on December 8, 2023, we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements in the Original Form 10-K. As a result of the restatements, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatements. In addition, such restatements could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities, which effects may be compounded by having two restatements in such close proximity. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.

We identified material weaknesses in internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, as of September 30, 2023. If we are not able to remediate these material weaknesses, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

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

Management has identified material weaknesses in our internal control over financial reporting as of September 30, 2023 related to: (1) its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event, and (2) its management review control over its estimate of research and development expenses associated with activities conducted by third-party service providers. Management determined that such material weaknesses resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective as of September 30, 2023.

Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. The material weaknesses in internal control over financial reporting described above, any new deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We are in the process of implementing a remediation plan to remediate the material weaknesses we identified, which is designed to improve our internal control over financial reporting. We can provide no assurance that the measures we have taken to-date and any actions that we may take in the future will be sufficient to remediate these control deficiencies, or that such remediation measures will be effective at preventing or avoiding potential future significant deficiencies or material weaknesses in our internal controls.

If we identify any new deficiencies in the future or are not able to successfully remediate the material weaknesses we have identified and related deficiencies in our disclosure controls and procedures, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, and we may not be able to source external financing for our capital needs on acceptable terms or at all. Each of the foregoing items could adversely affect our business, results of operations, financial condition, and the market price and volatility of our common stock. In addition, we have expended, and expect to continue to expend, significant resources, including accounting-related costs and significant management oversight, in order to assess, implement, maintain, remediate and improve the effectiveness of our internal control over financial reporting and our general control environment.

In addition, as a result of the material weaknesses described above and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the deficiencies in our internal control over financial reporting described above, the preparation of our financial statements and the restatement described above. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As discussed in the Explanatory Notes to this Form 10-K/A and in Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K/A, we have restated the previously issued consolidated financial statements as of and for the years ended September 30, 2023 and 2022. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Conducting research and development is central to our oncology, obesity and overweight, and infectious disease programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses, as restated, were $51.2 million and $70.9 million for fiscal 2023 and 2022, respectively. We expect to continue this trend of investing significant resources in research and development due to advancement of our drug candidates.

Results of Operations (Restated)

YEAR ENDED SEPTEMBER 30, 2023 COMPARED TO YEAR ENDED SEPTEMBER 30, 2022

The Company generated net revenues of $16.3 million and net loss of $93.2 million, or $(1.10) per basic and diluted common share, in fiscal 2023, compared to net revenues of $39.4 million and net loss of $84.0 million, or $(1.05) per basic and diluted common share, in fiscal 2022. Net revenues decreased 59% year over year.

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

Research and development expenses were $51.2 million in fiscal 2023 compared with $70.9 million in fiscal 2022. Increased research and development expenses in the second half of fiscal 2022 and the first half of fiscal 2023 were mainly related to sabizabulin for COVID-19 and the Company’s emergency use authorization application. In the second half of fiscal 2023, research and development expense has decreased due to the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation.

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

Liquidity and Sources of Capital (Restated)

Liquidity

Our cash and cash equivalents on hand at September 30, 2023 was $9.6 million, compared to $80.2 million at September 30, 2022. At September 30, 2023, the Company had working capital of $5.1 million and stockholders’ equity of $19.7 million compared to working capital of $65.3 million and stockholders’ equity of $82.8 million as of September 30, 2022. The decrease in working capital is primarily due to the decrease in cash on hand, related to our increased spend on research and development and drug commercialization costs related to the infectious disease program, partially offset by a decrease in accounts payable and accrued expenses.

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

Operating activities

Our operating activities used cash of $88.0 million in fiscal 2023. Cash used in operating activities included net loss of $93.2 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $20.3 million and changes in operating assets and liabilities totaling a decrease of $15.2 million. Adjustments to net loss primarily consisted of share-based compensation of $17.9 million, a provision for credit losses of $3.9 million, and an impairment of intangible assets of $3.9 million, partially offset by the gain on the sale of ENTADFI assets of $5.7 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $11.7 million, a decrease in accounts payable of $9.1 million, and an increase in accounts receivable of $4.2 million, partially offset by a decrease in prepaid expenses and other assets of $9.8 million.

Our operating activities used cash of $47.5 million in fiscal 2022. Cash used in operating activities included net loss of $84.0 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $10.4 million and changes in operating assets and liabilities of $26.1 million. Adjustments to net loss primarily consisted of share-based compensation of $11.2 million and noncash interest expense of $1.7 million, partially offset by a decrease in the fair value of derivative liabilities of $3.6 million. The increase in cash from changes in operating assets and liabilities included an increase in accounts payable of $18.6 million, an increase in accrued expenses and other current liabilities of $8.2 million, and a decrease in accounts receivable of $4.5 million, partially offset by an increase in inventory of $3.1 million and an increase in prepaid expenses and other assets of $1.6 million.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. From fiscal 2006 through fiscal 2015, the Company generated taxable income on a consolidated basis. However, the Company had a cumulative pretax loss in the U.S. for fiscal 2023 and the three preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on their analysis concluded that an additional valuation allowance of $20.0 million, as restated, should be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of September 30, 2023. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years. Veru Biopharma UK Limited has a full valuation allowance of $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in the Company’s internal control over financial reporting as of September 30, 2023 related to: (1) its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event, and (2) its management review control over its estimate of research and development expenses associated with activities conducted by third-party service providers.

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

With respect to the estimate of research and development expenses associated with activities conducted by third-party service providers, our internal controls did not define the precision at which the control activity operated such that the control was not properly designed to detect or prevent material errors in the inputs used in the calculation. This resulted in a restatement of our financial statements as of and for the years ended September 30, 2023 and 2022 and for each of the quarterly periods within fiscal 2023.

As a result of the identified material weaknesses, our management directed a comprehensive review of this complex, nonrecurring transaction and of the estimated research and development expenses associated with activities conducted by third-party service providers to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the audited consolidated financial statements contained in this Form 10-K/A as of and for the years ended September 30, 2023 and 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Activities

We are implementing additional controls and review procedures to enhance our internal control over financial reporting with respect to complex and nonrecurring transactions as follows:

•enhance the design of our review procedures and controls with respect to any new complex and nonrecurring transactions and

•implement additional review procedures with respect to accumulation and evaluation of information that is known or knowable to the Company at the time in which a complex and nonrecurring transaction is executed, including development of a review checklist, to ensure that we will apply that information to the applicable accounting guidance.

We are evaluating the material weakness related to the Company’s estimate of research and development expenses associated with activities conducted by third-party service providers and are developing a plan of remediation, which will include the following:

•enhance our review procedures with respect to the calculation of the estimated research and development expenses associated with activities conducted by third-party service providers and

•implement additional procedures to obtain information that is known or knowable to the Company at the time of developing estimates related to third-party transactions, including obtaining confirmation of the work completed by third-parties or performing alternative procedures if confirmations are not available.

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that we have made progress toward remediation. We continue to implement our remediation plans for the current material weaknesses in internal control over financial reporting. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time and management has concluded that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As discussed above, we identified material weaknesses in our control over financial reporting for the period covered by this Annual Report on Form 10-K and are implementing a plan of remediation to strengthen the design and operation of our control environment. Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013 due to the material weaknesses in internal control over financial reporting described above.

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

3.10	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.8).

4.3	Description of Capital Stock (filed with the Original Form 10-K).

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

21	Subsidiaries of Registrant (filed with the Original Form 10-K).

23.1	Consent of RSM US LLP. **

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **, ***

97.1	Veru Inc. Clawback Policy (filed with the Original Form 10-K).

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

Date: April 1, 2024	VERU INC.

	BY:	/s/ Mitchell S. Steiner
Mitchell S. Steiner Chairman, Chief Executive Officer and President

	BY:	/s/ Michele Greco
Michele Greco Chief Financial Officer and Chief Administrative Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Mitchell S. Steiner and Michele Greco, and each of them individually, as his or her true and lawful attorney-in-fact and agent, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K/A and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mitchell S. Steiner	Chairman of the Board, Chief Executive Officer, President, and Director	April 1, 2024
Mitchell S. Steiner	(Principal Executive Officer)

/s/ Michele Greco	Chief Financial Officer and Chief Administrative Officer	April 1, 2024
Michele Greco	(Principal Accounting and Financial Officer)

/s/ Mario Eisenberger	Director	April 1, 2024
Mario Eisenberger

/s/ Harry Fisch	Vice Chairman of the Board and Director	April 1, 2024
Harry Fisch

/s/ Grace S. Hyun	Director	April 1, 2024
Grace S. Hyun

/s/ Lucy Lu	Director	April 1, 2024
Lucy Lu

/s/ Michael L. Rankowitz	Director	April 1, 2024
Michael L. Rankowitz

Veru Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Veru Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veru Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2023 and 2022 Financial Statements

As discussed in Note 18 to the financial statements, the 2023 and 2022 financial statements have been restated to correct a misstatement.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation Allowance for Deferred Tax Assets

As described in Note 14 to the financial statements, the Company has recorded net deferred tax assets totaling approximately $12.7 million at September 30, 2023. The Company has recorded a valuation allowance of approximately $65.1 million at September 30, 2023 against its deferred tax assets in the United States and certain deferred tax assets in the United Kingdom (UK). The Company has approximately $12.7 million of net deferred tax assets in the UK for which there is no valuation allowance. Management assesses the need for valuation allowances at least annually. Deferred tax assets are reduced by a tax valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, and forecasts of future taxable income. In determining future taxable income, management makes assumptions to forecast US federal and state, UK, and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies.

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

Accrued and Prepaid Research and Development Costs

The Company's accrued research and development costs totaled $31,663 at September 30, 2023 (restated) and the Company’s prepaid research and development costs totaled $1,006,252 at September 30, 2023 (restated). As discussed in Notes 1 and 18 to the financial statements, the Company records estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods.

We identified accrued and prepaid research and development costs as a critical audit matter because of the assumptions management makes in determining the estimated amounts of services received related to preclinical studies, clinical trials and contract manufacturing activities. Auditing management’s estimated costs of research and development activities conducted by third-party service providers involved a high degree of auditor judgment as changes in the assumptions could have a significant impact on the expenses recorded.

Our audit procedures related to accrued and prepaid research and development costs included the following, among others:

•We tested the completeness and accuracy of the underlying data used in the estimate.

•We inspected certain contracts with third parties and related information received by the Company from third parties to test proper recording of costs incurred to date.

•We corroborated the progress of research and development activities through discussion with the Company’s research and development personnel, specifically those who oversee the projects.

•We tested subsequent invoices received from third parties to assess completeness and accuracy of recorded accruals.

/s/ RSM US LLP

We have served as the Company's auditor since 1996.

Chicago, Illinois

December 8, 2023, except for Notes 18 and 19, as to which the date is April 1, 2024

VERU INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND 2022

	2023 (Restated)	2022 (Restated)
Assets
Current assets:
Cash and cash equivalents	$9,625,494	$80,190,675
Accounts receivable, net	4,506,508	3,550,895
Inventories, net	6,697,117	8,618,944
Prepaid research and development costs	1,006,252	9,677,020
Prepaid expenses and other current assets	1,097,851	1,964,373
Total current assets	22,933,222	104,001,907
Plant and equipment, net	1,652,732	1,185,766
Operating lease right-of-use asset	4,332,473	4,786,915
Deferred income taxes	12,707,419	12,965,985
Intangible assets, net	5,952	3,977,381
Goodwill	6,878,932	6,878,932
Other assets	1,512,361	1,561,564
Total assets	$50,023,091	$135,358,450

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,931,172	$22,003,394
Accrued research and development costs	31,663	6,345,255
Accrued compensation	990,609	5,986,557
Accrued expenses and other current liabilities	1,956,075	2,249,995
Residual royalty agreement, short-term portion (Note 9)	864,623	1,169,095
Operating lease liability, short-term portion	1,036,590	957,085
Total current liabilities	17,810,732	38,711,381
Residual royalty agreement, long-term portion (Note 9)	8,870,136	9,656,441
Operating lease liability, long-term portion	3,634,114	4,093,667
Deferred income taxes	—	81,067
Other liabilities	29,948	18,577
Total liabilities	30,344,930	52,561,133

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, no shares issued and outstanding at September 30, 2023 and 2022, respectively	—	—
Common stock, par value $0.01 per share; 308,000,000 and 154,000,000 shares authorized, 93,966,402 and 82,692,598 shares issued and 91,782,698 and 80,508,894 shares outstanding at September 30, 2023 and 2022, respectively	939,664	826,926
Additional paid-in-capital	283,894,830	253,974,032
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(256,768,209)	(163,615,517)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	19,678,161	82,797,317
Total liabilities and stockholders' equity	$50,023,091	$135,358,450

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023 (Restated)	2022 (Restated)

Net revenues	$16,296,958	$39,354,352

Cost of sales	8,731,030	8,762,964

Gross profit	7,565,928	30,591,388

Operating expenses:
Research and development	51,202,219	70,910,701
Selling, general and administrative	48,057,834	43,177,345
Provision for (recovery of) credit losses	3,911,714	(8,500)
Impairment of intangible assets	3,900,000	—
Total operating expenses	107,071,767	114,079,546

Gain on sale of ENTADFI® assets	5,723,623	—

Operating loss	(93,782,216)	(83,488,158)

Non-operating income (expenses):
Interest expense	(2,427,041)	(4,368,798)
Change in fair value of derivative liabilities	2,963,000	3,557,000
Other income, net	573,771	495,735
Total non-operating income (expenses)	1,109,730	(316,063)

Loss before income taxes	(92,672,486)	(83,804,221)

Income tax expense	480,206	236,397

Net loss	$(93,152,692)	$(84,040,618)

Net loss per basic and diluted common shares outstanding	$(1.10)	$(1.05)

Basic and diluted weighted average common shares outstanding	84,973,382	80,122,526

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2023 AND 2022 (Restated)

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2021 (Restated)	82,153,452	$821,535	$241,658,711	$(581,519)	$(79,574,899)	$(7,806,605)	154,517,223
Share-based compensation	—	—	11,242,423	—	—	—	11,242,423
Issuance of shares pursuant to share-based awards	539,146	5,391	1,072,898	—	—	—	1,078,289
Net loss (restated)	—	—	—	—	(84,040,618)	—	(84,040,618)
Balance at September 30, 2022 (Restated)	82,692,598	826,926	253,974,032	(581,519)	(163,615,517)	(7,806,605)	82,797,317
Share-based compensation	—	—	17,918,603	—	—	—	17,918,603
Issuance of shares pursuant to share-based awards	191,832	1,918	387,140	—	—	—	389,058
Shares issued in connection with common stock purchase agreement	800,000	8,000	1,000,000	—	—	—	1,008,000
Sale of shares under common stock purchase agreements	4,004,713	40,047	4,806,644				4,846,691
Issuance of shares pursuant to Jefferies Sales Agreement, net of commission and costs	1,277,259	12,773	1,027,548	—	—	—	1,040,321
Amortization of deferred costs			(138,182)				(138,182)
Issuance of shares in a Private Investment in Public Equity, net of costs	5,000,000	50,000	4,919,045	—	—	—	4,969,045
Net loss (restated)	—	—	—	—	(93,152,692)	—	(93,152,692)
Balance at September 30, 2023 (Restated)	93,966,402	$939,664	$283,894,830	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023 (Restated)	2022 (Restated)
OPERATING ACTIVITIES
Net loss	$(93,152,692)	$(84,040,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,874	209,595
Impairment of intangible assets	3,900,000	—
Provision for credit losses	3,911,714	(8,500)
Gain on sale of ENTADFI® assets	(5,723,623)	—
Noncash change in right-of-use assets	741,257	594,398
Noncash interest expense, net of interest paid	1,872,223	1,748,189
Share-based compensation	17,918,603	11,242,423
Deferred income taxes	177,499	76,206
Provision for obsolete inventory	185,499	82,019
Change in fair value of derivative liabilities	(2,963,000)	(3,557,000)
Other	290	1,723
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,153,327)	4,537,829
Decrease (increase) in inventories	648,628	(3,126,710)
Decrease (increase) in prepaid expenses and other assets	9,810,245	(1,584,980)
(Decrease) increase in accounts payable	(9,072,222)	18,593,623
(Decrease) increase in accrued expenses and other current liabilities	(11,717,919)	8,195,345
Decrease in operating lease liabilities	(666,863)	(468,546)
Net cash used in operating activities	(88,013,814)	(47,505,004)

INVESTING ACTIVITIES
Cash proceeds from sale of ENTADFI® assets	7,000,000	—
Cash proceeds from sale of PREBOOST® business	—	5,000,000
Capital expenditures	(665,700)	(733,052)
Net cash provided by investing activities	6,334,300	4,266,948

FINANCING ACTIVITIES
Proceeds from stock option exercises	389,058	1,078,289
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	1,040,321	—
Proceeds from sale of shares under common stock purchase agreements	4,846,691	—
Payment of deferred equity financing issuance costs	(263,757)	—
Proceeds from sale of shares in a private investment in public equity, net of costs	4,969,045	—
Proceeds from premium finance agreement	1,425,174	—
Installment payments on premium finance agreement	(1,292,199)	—
Cash paid for debt portion of finance lease	—	(9,093)
Net cash provided by financing activities	11,114,333	1,069,196

Net (decrease) increase in cash and cash equivalents	(70,565,181)	(42,168,860)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	80,190,675	122,359,535
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,625,494	$80,190,675

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$247,361	$422,135
Cash paid for interest	$554,818	$2,620,609
Schedule of non-cash investing and financing activities:
Shares issued in connection with common stock purchase agreement	$1,008,000	$—
Amortization of deferred costs related to common stock purchase agreement	$138,182	$—
Right-of-use assets recorded in exchange for lease liabilities	$286,815	$4,411,474

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

The Company records estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on information such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Note 14 – Income Taxes (Restated)

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the NOL carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. The Company had a cumulative pretax loss in the U.S. for fiscal 2023 and the two preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on our analysis, concluded that a full valuation allowance should be recorded related to federal and state NOL carryforwards as of September 30, 2023. The valuation allowance against U.S. deferred tax assets was increased by $20.0 million during the year ended September 30, 2023. As of September 30, 2023 and 2022 respectively, the Company has recorded a valuation allowance of $61.7 million and $41.7 million against U.S. deferred tax assets. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million as of September 30, 2023 and 2022. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income. The Company projects that the deferred tax assets of The Female Health Company (UK) plc will be realized over a significant period of time, which may exceed 20 years. Veru Biopharma UK Limited has a full valuation allowance of $0.3 million.

As of September 30, 2023, the Company had U.S. federal and state NOL carryforwards of approximately $138.6 million and $61.8 million, respectively, for income tax purposes with $29.7 million and $35.0 million, respectively, expiring in fiscal years 2024 to 2043 and $108.8 million and $26.8 million, respectively, which can be carried forward indefinitely. The Company also has U.S. federal research and development tax credit carryforwards of $8.3 million, expiring in fiscal years 2038 to 2043. The Company’s U.K. subsidiary and Veru Biopharma UK Limited have U.K. NOL carryforwards of approximately $63.0 million as of September 30, 2023, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

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

Loss before income taxes was taxed by the following jurisdictions for the years ended September 30, 2023 and 2022:

	2023	2022

Domestic	$(90,522,387)	$(82,451,062)
Foreign	(2,150,099)	(1,353,159)
Total	$(92,672,486)	$(83,804,221)

A reconciliation between the effective tax rate and the U.S. statutory rate and the related income tax expense is as follows:

	2023		2022
	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit at U.S. federal statutory rates	$(19,461,222)	21.0%	$(17,598,886)	21.0%
State income tax benefit, net of federal benefits	(1,506,855)	1.6	(1,362,657)	1.6
Non-deductible expenses	330,281	(0.3)	76,913	(0.1)
U.S. research and development tax credit	178,378	(0.2)	(5,720,374)	6.9
Effect of foreign income tax rates	454,808	(0.5)	409,048	(0.5)
Effect of common stock options exercised	180,847	(0.2)	(1,580,756)	1.9
Effect of global intangible low-taxed income	(24,691)	(0.0)	24,691	(0.0)
Change in valuation allowance	20,205,808	(21.8)	25,852,309	(30.9)
Other, net	122,852	(0.1)	136,109	(0.2)
Income tax expense	$480,206	(0.5)%	$236,397	(0.3)%

The federal and state income tax expense (benefit) for the years ended September 30, 2023 and 2022 is summarized below:

	2023	2022

Deferred – U.S.	$(63,426)	$—
Deferred – U.K.	262,612	(42,089)
Deferred – Malaysia	(21,687)	118,295
Subtotal	177,499	76,206

Current – U.S.	(8,624)	126,079
Current – Malaysia	311,331	34,112
Subtotal	302,707	160,191

Income tax expense	$480,206	$236,397

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$29,100,871	$23,216,138
State net operating loss carryforwards	3,322,715	2,819,107
Foreign net operating loss carryforwards – U.K.	15,749,809	15,773,497
Foreign capital allowance – U.K.	174,748	128,490
Share-based compensation – U.K.	217,821	265,631
U.S. research and development tax credit carryforward	8,303,411	8,481,789
U.S. research and development expense	9,771,166	—
Accrued compensation	190,397	1,227,290
Share-based compensation	7,896,221	4,325,354
Interest expense	2,602,890	2,206,484
U.S. credit loss provision	885,562	—
Change in fair value of derivative liability	—	220,607
Other, net – Malaysia	4,046	—
Other, net – U.K.	2,500	—
Other, net – U.S.	71,509	81,507
Gross deferred tax assets	78,293,666	58,745,894
Valuation allowance for deferred tax assets	(65,135,088)	(44,929,280)
Net deferred tax assets	13,158,578	13,816,614
Deferred tax liabilities:
Change in fair value of derivative liability	(449,812)	—
In process research and development	—	(882,427)
Covenant not-to-compete	(1,347)	(17,508)
Other, net – Malaysia	—	(17,641)
Other	—	(14,120)
Net deferred tax liabilities	(451,159)	(931,696)
Net deferred tax asset	$12,707,419	$12,884,918

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2023	2022

Long-term deferred tax asset – U.K.	$12,703,373	$12,965,985
Long-term deferred tax asset – Malaysia	4,046	—
Total long-term deferred tax asset	$12,707,419	$12,965,985

Long-term deferred tax liability – U.S.	$—	$(63,426)
Long-term deferred tax liability – Malaysia	—	(17,641)
Total long-term deferred tax liability	$—	$(81,067)

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

Note 18 – Restatement of Prior Financial Information

In connection with the preparation of its unaudited condensed consolidated financial statements for the three months ended December 31, 2023, the Company identified errors related to the accounting for research and development expenses associated with the Company’s projects with third-party service providers. The Company records estimated costs of research and development activities conducted by third-party service providers based on information such as estimates of the work completed and in accordance with agreements established with third-party service providers. The Company inaccurately estimated the work completed by the third-party service providers because it did not evaluate all of the information that was known or knowable at the time. The errors resulted in a misstatement of research and development costs for the years ended September 30, 2023 and September 30, 2022, and corresponding misstatements of accounts payable, accrued research and development costs, and prepaid research and development costs as of September 30, 2023 and September 30, 2022. In addition to the errors summarized below, the Company also recorded a cumulative adjustment to decrease accumulated deficit by $2.2 million at September 30, 2021.

The Company has restated herein its consolidated financial statements as of and for the years ended September 30, 2023 and 2022 in accordance with ASC Topic 250, Accounting Changes and Error Corrections, for the matters discussed above.

The effect of the error corrections on the consolidated balance sheets are as follows:

	As of September 30, 2023
	As Reported	Adjustment	As Restated
Assets
Prepaid research and development costs	$1,579,086	$(572,834)	$1,006,252
Total current assets	$23,506,056	$(572,834)	$22,933,222
Total assets	$50,595,925	$(572,834)	$50,023,091

Liabilities and Stockholders' Equity
Accounts payable	$14,576,624	$(1,645,452)	$12,931,172
Accrued research and development costs	$853,987	$(822,324)	$31,663
Total current liabilities	$20,278,508	$(2,467,776)	$17,810,732
Total liabilities	$32,812,706	$(2,467,776)	$30,344,930
Accumulated deficit	$(258,663,151)	$1,894,942	$(256,768,209)
Total stockholders' equity	$17,783,219	$1,894,942	$19,678,161
Total liabilities and stockholders' equity	$50,595,925	$(572,834)	$50,023,091

	As of September 30, 2022
	As Reported	Adjustment	As Restated
Assets
Prepaid research and development costs	$10,444,587	$(767,567)	$9,677,020
Total current assets	$104,769,474	$(767,567)	$104,001,907
Total assets	$136,126,017	$(767,567)	$135,358,450

Liabilities and Stockholders' Equity
Accrued research and development costs	$9,071,503	$(2,726,248)	$6,345,255
Total current liabilities	$41,437,629	$(2,726,248)	$38,711,381
Total liabilities	$55,287,381	$(2,726,248)	$52,561,133
Accumulated deficit	$(165,574,198)	$1,958,681	$(163,615,517)
Total stockholders' equity	$80,838,636	$1,958,681	$82,797,317
Total liabilities and stockholders' equity	$136,126,017	$(767,567)	$135,358,450

The effect of the error corrections on the consolidated statements of operations are as follows:

	Year Ended September 30, 2023
	As Reported	Adjustment	As Restated

Research and development	$51,138,480	$63,739	$51,202,219
Total operating expenses	$107,008,028	$63,739	$107,071,767
Operating loss	$(93,718,477)	$(63,739)	$(93,782,216)
Loss before income taxes	$(92,608,747)	$(63,739)	$(92,672,486)
Net loss	$(93,088,953)	$(63,739)	$(93,152,692)
Net loss per basic and diluted common shares outstanding	$(1.10)	$—	$(1.10)

	Year Ended September 30, 2022
	As Reported	Adjustment	As Revised

Research and development	$70,646,103	$264,598	$70,910,701
Total operating expenses	$113,814,948	$264,598	$114,079,546
Operating loss	$(83,223,560)	$(264,598)	$(83,488,158)
Loss before income taxes	$(83,539,623)	$(264,598)	$(83,804,221)
Net loss	$(83,776,020)	$(264,598)	$(84,040,618)
Net loss per basic and diluted common shares outstanding	$(1.05)	$-	$(1.05)

With respect to the consolidated statements of cash flows, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing, or financial cash flows for each period. The effect of the error corrections on the consolidated statements of cash flows are as follows:

	Year Ended September 30, 2023
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net loss	$(93,088,953)	$(63,739)	$(93,152,692)
Decrease (increase) in prepaid expenses and other assets	$10,004,978	$(194,733)	$9,810,245
(Decrease) increase in accounts payable	$(7,426,770)	$(1,645,452)	$(9,072,222)
(Decrease) increase in accrued expenses and other current liabilities	$(13,621,843)	$1,903,924	$(11,717,919)

	Year Ended September 30, 2022
	As Reported	Adjustment	As Revised
OPERATING ACTIVITIES
Net loss	$(83,776,020)	$(264,598)	$(84,040,618)
Decrease (increase) in prepaid expenses and other assets	$(2,352,547)	$767,567	$(1,584,980)
(Decrease) increase in accrued expenses and other current liabilities	$8,698,314	$(502,969)	$8,195,345

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above and have been notated as such.

Note 19 – Restatement of Quarterly Financial Information (Restated and Unaudited)

In connection with the restatement explained in Note 18, the Company has restated herein its consolidated financial statements as of December 31, 2022, March 31, 2023, and June 30, 2023 and for the three months ended December 31, 2022, the three and six months ended March 31, 2023, and the three and nine months ended June 30, 2023 in accordance with ASC Topic 250, Accounting Changes and Error Corrections, for the matters discussed above.

The effects of the error corrections on the unaudited condensed consolidated balance sheets are as follows:

	As of December 31, 2022
	As Reported	Adjustment	As Restated
Assets
Prepaid research and development costs	$10,416,934	$(2,508,816)	$7,908,118
Total current assets	$73,008,645	$(2,508,816)	$70,499,829
Total assets	$103,782,452	$(2,508,816)	$101,273,636

Liabilities and Stockholders' Equity
Accrued research and development costs	$12,678,176	$(2,600,719)	$10,077,457
Total current liabilities	$40,080,447	$(2,600,719)	$37,479,728
Total liabilities	$54,683,594	$(2,600,719)	$52,082,875
Accumulated deficit	$(202,416,377)	$91,903	$(202,324,474)
Total stockholders' equity	$49,098,858	$91,903	$49,190,761
Total liabilities and stockholders' equity	$103,782,452	$(2,508,816)	$101,273,636

	As of March 31, 2023
	As Reported	Adjustment	As Restated
Assets
Prepaid research and development costs	$5,787,224	$83,781	$5,871,005
Total current assets	$43,288,277	$83,781	$43,372,058
Total assets	$70,253,570	$83,781	$70,337,351

Liabilities and Stockholders' Equity
Accrued research and development costs	$13,786,241	$(5,012,054)	$8,774,187
Total current liabilities	$39,259,798	$(5,012,054)	$34,247,744
Total liabilities	$53,537,668	$(5,012,054)	$48,525,614
Accumulated deficit	$(241,209,283)	$5,095,835	$(236,113,448)
Total stockholders' equity	$16,715,902	$5,095,835	$21,811,737
Total liabilities and stockholders' equity	$70,253,570	$83,781	$70,337,351

	As of June 30, 2023
	As Reported	Adjustment	As Restated
Assets
Prepaid research and development costs	$5,532,410	$(2,016,947)	$3,515,463
Total current assets	$34,684,629	$(2,016,947)	$32,667,682
Total assets	$62,221,029	$(2,016,947)	$60,204,082

Liabilities and Stockholders' Equity
Accounts payable	$18,118,594	$(2,174,590)	$15,944,004
Accrued research and development costs	$1,112,788	$924,273	$2,037,061
Total current liabilities	$27,686,180	$(1,250,317)	$26,435,863
Total liabilities	$40,808,163	$(1,250,317)	$39,557,846
Accumulated deficit	$(247,869,464)	$(766,630)	$(248,636,094)
Total stockholders' equity	$21,412,866	$(766,630)	$20,646,236
Total liabilities and stockholders' equity	$62,221,029	$(2,016,947)	$60,204,082

The effects of the error corrections on the unaudited condensed consolidated statements of operations are as follows:

	Three Months Ended December 31, 2022
	As Reported	Adjustment	As Restated

Research and development	$18,744,349	$1,866,778	$20,611,127
Total operating expenses	$36,290,214	$1,866,778	$38,156,992
Operating loss	$(35,588,159)	$(1,866,778)	$(37,454,937)
Loss before income taxes	$(36,910,457)	$(1,866,778)	$(38,777,235)
Net loss	$(36,842,179)	$(1,866,778)	$(38,708,957)
Net loss per basic and diluted common shares outstanding	$(0.46)	$(0.02)	$(0.48)

	Three Months Ended March 31, 2023
	As Reported	Adjustment	As Restated

Research and development	$22,864,633	$(5,003,932)	$17,860,701
Total operating expenses	$43,510,841	$(5,003,932)	$38,506,909
Operating loss	$(39,418,766)	$5,003,932	$(34,414,834)
Loss before income taxes	$(38,859,465)	$5,003,932	$(33,855,533)
Net loss	$(38,792,906)	$5,003,932	$(33,788,974)
Net loss per basic and diluted common shares outstanding	$(0.48)	$0.06	$(0.42)

	Six Months Ended March 31, 2023
	As Reported	Adjustment	As Restated

Research and development	$41,608,982	$(3,137,154)	$38,471,828
Total operating expenses	$79,801,055	$(3,137,154)	$76,663,901
Operating loss	$(75,006,925)	$3,137,154	$(71,869,771)
Loss before income taxes	$(75,769,922)	$3,137,154	$(72,632,768)
Net loss	$(75,635,085)	$3,137,154	$(72,497,931)
Net loss per basic and diluted common shares outstanding	$(0.94)	$0.04	$(0.90)

	Three Months Ended June 30, 2023
	As Reported	Adjustment	As Restated

Research and development	$2,925,171	$5,862,465	$8,787,636
Total operating expenses	$13,828,087	$5,862,465	$19,690,552
Operating loss	$(7,873,846)	$(5,862,465)	$(13,736,311)
Loss before income taxes	$(6,602,630)	$(5,862,465)	$(12,465,095)
Net loss	$(6,660,181)	$(5,862,465)	$(12,522,646)
Net loss per basic and diluted common shares outstanding	$(0.08)	$(0.06)	$(0.14)

	Nine Months Ended June 30, 2023
	As Reported	Adjustment	As Restated

Research and development	$44,534,153	$2,725,311	$47,259,464
Total operating expenses	$93,629,142	$2,725,311	$96,354,453
Operating loss	$(82,880,771)	$(2,725,311)	$(85,606,082)
Loss before income taxes	$(82,372,552)	$(2,725,311)	$(85,097,863)
Net loss	$(82,295,266)	$(2,725,311)	$(85,020,577)
Net loss per basic and diluted common shares outstanding	$(0.99)	$(0.03)	$(1.02)

With respect to the statements of cash flows, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing, or financial cash flows for each period. The effect of the error corrections on the unaudited condensed consolidated statements of cash flows are as follows:

	Three Months Ended December 31, 2022
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net loss	$(36,842,179)	$(1,866,778)	$(38,708,957)
(Increase) decrease in prepaid expenses and other assets	$(1,084,432)	$1,741,249	$656,817
Increase in accrued expenses and other current liabilities	$8,241,691	$125,529	$8,367,220

	Six Months Ended March 31, 2023
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net loss	$(75,635,085)	$3,137,154	$(72,497,931)
Decrease in prepaid expenses and other assets	$4,480,405	$(851,348)	$3,629,057
Increase (decrease) in accrued expenses and other current liabilities	$1,374,233	$(2,285,806)	$(911,573)

	Nine Months Ended June 30, 2023
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net loss	$(82,295,266)	$(2,725,311)	$(85,020,577)
Decrease in prepaid expenses and other assets	$5,780,913	$1,249,380	$7,030,293
Decrease in accounts payable	$(3,884,800)	$(2,174,590)	$(6,059,390)
Decrease in accrued expenses and other current liabilities	$(10,358,135)	$3,650,521	$(6,707,614)