Form 10-Q
period 2023-12-31
VERU INC.
filed 2024-04-01
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of March 29, 2024, the registrant had 146,381,186 shares of $0.01 par value common stock outstanding.

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

•we are currently not eligible to use the Form S-3 registration statement, which could impair our capital-raising activities;

•we need to secure significant funding to advance our drug candidates, including government grants, pharmaceutical company partnerships, or similar external sources to advance the development of sabizabulin as a treatment for viral-induced ARDS;

•we may not receive any additional payments from Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“BWV”) in connection with the sale of our ENTADFI assets and may not receive any value for the shares of Series A Convertible Preferred Stock of BWV we hold;

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

•risks relating to the restatement of our unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 and the restatement of our audited consolidated financial statements as of and for the years ended September 30, 2023 and 2022;

•the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;

•our ability to remediate the material weaknesses in our internal control over financial reporting that we have identified and the risk that we identify additional deficiencies in our internal control over financial reporting or otherwise fail to maintain an effective system of internal controls;

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

All forward-looking statements in this report should be considered in the context of the risks and other factors described above, in Part II, Item 1A, “Risk Factors” below in this report, and in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 1, 2024 (references in this report to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 include such Amendment No. 1). The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023 (Restated)
Assets
Current assets:
Cash and cash equivalents	$40,579,059	$9,625,494
Accounts receivable, net	2,382,937	4,506,508
Inventories, net	6,912,203	6,697,117
Prepaid research and development costs	1,228,509	1,006,252
Prepaid expenses and other current assets	2,241,959	1,097,851
Total current assets	53,344,667	22,933,222
Plant and equipment, net	1,560,325	1,652,732
Operating lease right-of-use assets	4,133,726	4,332,473
Investments in equity securities	538,474	—
Deferred income taxes	12,788,705	12,707,419
Goodwill	6,878,932	6,878,932
Other assets	1,322,056	1,518,313
Total assets	$80,566,885	$50,023,091

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,518,382	$12,931,172
Accrued compensation	2,153,893	990,609
Accrued expenses and other current liabilities	2,083,956	1,987,738
Residual royalty agreement liability, short-term portion	825,180	864,623
Operating lease liability, short-term portion	1,043,342	1,036,590
Total current liabilities	16,624,753	17,810,732
Residual royalty agreement liability, long-term portion	8,883,432	8,870,136
Operating lease liability, long-term portion	3,456,428	3,634,114
Other liabilities	—	29,948
Total liabilities	28,964,613	30,344,930

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2023 and September 30, 2023	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 148,564,890 and 93,966,402 shares issued and 146,381,186 and 91,782,698 shares outstanding at December 31, 2023 and September 30, 2023, respectively	1,485,649	939,664
Additional paid-in-capital	323,548,937	283,894,830
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(265,044,190)	(256,768,209)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	51,602,272	19,678,161
Total liabilities and stockholders' equity	$80,566,885	$50,023,091

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2023	2022 (Restated)

Net revenues	$2,140,726	$2,507,794

Cost of sales	990,274	1,805,739

Gross profit	1,150,452	702,055

Operating expenses:
Research and development	1,650,050	20,611,127
Selling, general and administrative	8,301,431	17,545,865
Total operating expenses	9,951,481	38,156,992

Gain on sale of ENTADFI® assets	918,372	—

Operating loss	(7,882,657)	(37,454,937)

Non-operating income (expenses):
Interest expense	(164,957)	(873,230)
Change in fair value of derivative liabilities	(2,000)	(670,000)
Change in fair value of equity securities	(379,898)	—
Other income, net	81,092	220,932
Total non-operating expenses	(465,763)	(1,322,298)

Loss before income taxes	(8,348,420)	(38,777,235)

Income tax benefit	(72,439)	(68,278)

Net loss	$(8,275,981)	$(38,708,957)

Net loss per basic and diluted common shares outstanding	$(0.08)	$(0.48)

Basic and diluted weighted average common shares outstanding	100,601,946	80,558,670

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other	Accumulated	Treasury
	Common Stock		Paid-in	Comprehensive	Deficit	Stock,	Total
	Shares	Amount	Capital	Loss	(Restated)	at Cost	(Restated)

Balance at September 30, 2023 (Restated)	93,966,402	$939,664	$283,894,830	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161
Share-based compensation	—	—	3,406,949	—	—	—	3,406,949
Issuance of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	90,156	902	65,649				66,551
Shares issued in connection with common stock purchase agreement	1,800,000	18,000	1,643,490				1,661,490
Amortization of deferred costs			(164,313)				(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	52,708,332	527,083	34,702,332				35,229,415
Net loss	—	—	—	—	(8,275,981)	—	(8,275,981)
Balance at December 31, 2023	148,564,890	$1,485,649	$323,548,937	$(581,519)	$(265,044,190)	$(7,806,605)	$51,602,272

Balance at September 30, 2022 (Restated)	82,692,598	$826,926	$253,974,032	$(581,519)	$(163,615,517)	$(7,806,605)	$82,797,317
Share-based compensation	—	—	4,845,269	—	—	—	4,845,269
Issuance of shares pursuant to share-based awards	114,234	1,142	255,990	—	—	—	257,132
Net loss (Restated)	—	—	—	—	(38,708,957)	—	(38,708,957)
Balance at December 31, 2022 (Restated)	82,806,832	$828,068	$259,075,291	$(581,519)	$(202,324,474)	$(7,806,605)	$49,190,761

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2023	2022 (Restated)
OPERATING ACTIVITIES
Net loss	$(8,275,981)	$(38,708,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,129	63,218
Noncash change in right-of-use assets	198,747	186,132
Noncash interest expense, net of interest paid	(28,147)	743,919
Gain on sale of ENTADFI® assets	(918,372)	—
Share-based compensation	3,406,949	4,845,269
Deferred income taxes	(81,286)	(103,819)
Change in fair value of derivative liabilities	2,000	670,000
Change in fair value of equity securities	379,898	—
Other	12,958	2,921
Changes in current assets and liabilities:
Decrease in accounts receivable	2,123,571	400,585
Increase in inventories	(201,814)	(116,604)
(Increase) decrease in prepaid expenses and other assets	(1,340,373)	656,817
Decrease in accounts payable	(2,495,250)	(11,436,432)
Increase in accrued expenses and other current liabilities	1,295,516	8,367,220
Decrease in operating lease liabilities	(170,934)	(104,297)
Net cash used in operating activities	(6,020,389)	(34,534,028)

INVESTING ACTIVITIES
Capital expenditures	—	(285,565)
Net cash used in investing activities	—	(285,565)

FINANCING ACTIVITIES
Proceeds from stock option exercises	—	257,132
Proceeds from sale of shares under common stock purchase agreement	1,661,490	—
Proceeds from sale of shares in public offering, net of commissions and costs	35,378,888	—
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions	66,551	—
Proceeds from premium finance agreement	—	1,425,174
Installment payments on premium finance agreement	(132,975)	(126,201)
Net cash provided by financing activities	36,973,954	1,556,105

Net increase (decrease) in cash	30,953,565	(33,263,488)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,625,494	80,190,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,579,059	$46,927,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$193,104	$129,311
Schedule of non-cash investing and financing activities:
Equity securities received for sale of ENTADFI® assets	$918,372	$—
Costs related to public offering in accounts payable or accrued expenses and other current liabilities	$149,473	$—
Amortization of deferred costs related to common stock purchase agreement	$164,313	$—

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The accompanying condensed consolidated balance sheet as of September 30, 2023 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2024.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”); The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited, Veru Biopharma Europe Limited, and Veru Biopharma Netherlands B.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases (obesity), oncology, and acute respiratory distress syndrome (ARDS). Our drug development program includes enobosarm, a selective androgen receptor modulator, for preferential loss of fat while preventing the loss of muscle and bone, in combination with weight loss drugs, and for the management of advanced breast cancer and sabizabulin, a microtubule disruptor, for the treatment of hospitalized patients with viral induced ARDS. The Company also has the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during the three months ended December 31, 2023 and 2022 were derived from sales of FC2.

Restatement: In connection with the preparation of its unaudited condensed consolidated financial statements for the three months ended December 31, 2023, the Company identified errors related to the accounting for research and development expenses associated with the Company’s projects with third-party service providers. The Company inaccurately estimated the work completed by the third-party service providers. Refer to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024 for more information regarding the restatement of the consolidated financial statements for the fiscal years ended September 30, 2023 and 2022. Due to the inaccurate estimation of the work completed by third-party service providers, the Company understated its operating expenses for research and development for the three months ended December 31, 2022. As a result, this report reflects a restatement of the Company’s interim financial statements for the three months ended December 31, 2022.

A summary of the impact of the error on the unaudited condensed consolidated balance sheet as of December 31, 2022 is as follows:

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

A summary of the error of the impact of the error on the unaudited condensed consolidated statement of operations for the three months ended December 31, 2022 is as follows:

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

With respect to the unaudited condensed consolidated statement of cash flows, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing, or financing cash flows for each period. A summary of the impact of the error on the unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2022 is as follows:

	Three Months Ended December 31, 2022
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net loss	$(36,842,179)	$(1,866,778)	$(38,708,957)
(Increase) decrease in prepaid expenses and other assets	$(1,084,432)	$1,741,249	$656,817
Increase in accrued expenses and other current liabilities	$8,241,691	$125,529	$8,367,220

Investments in equity securities: Investments in equity securities consist of 3,000 shares of Series A Convertible Preferred Stock (the “BWV Preferred Stock”) of Onconetix, Inc., formerly known as Blue Water Vaccines Inc. (“BWV”). The Company has elected to measure the BWV Preferred Stock using the fair value option, as provided for by FASB Accounting Standards Codification (ASC) 825, Financial Instruments, which allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Under the fair value option, related gains and losses on the financial instrument will be reflected in non-operating income (expenses) in the Company’s statements of operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, the carrying value will be adjusted to estimated fair value at the end of each quarter.

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three months ended December 31, 2023 and 2022, comprehensive loss is equivalent to the reported net loss.

Recent accounting pronouncements not yet adopted: In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s annual periods for the fiscal year ended September 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning fiscal year ended September 30, 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

The Company believes its current cash position and cash expected to be generated from sales of FC2 will be adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606) or under a new registration statement. The Company intends to be opportunistic when pursuing equity or debt financing, which could include selling common stock under its common stock purchase agreement with Lincoln Park Capital Fund, LLC (see Note 9) or its open market sale agreement with Jefferies LLC (see Note 9) to the extent sales may be made pursuant to such agreement. The Company’s failure to timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024 may impair its ability to raise capital under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606) or under a new registration statement. See Part II, Item 1A, “Risk Factors.”

Note 3 – Fair Value Measurements

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

As of December 31, 2023 and September 30, 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2023 and 2022:

	Three Months Ended
	December 31,
	2023	2022

Beginning balance	$1,331,000	$4,294,000
Change in fair value of derivative liabilities	2,000	670,000
Ending balance	$1,333,000	$4,964,000

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

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of December 31, 2023 and September 30, 2023:

Valuation Methodology	Significant Unobservable Input	December 31, 2023	September 30, 2023

Scenario-Based	Estimated change of control dates	December 2024 to December 2026	December 2024 to December 2026
	Discount rate	12.9% to 13.7%	14.1% to 15.1%
	Probability of change of control	20% to 90%	20% to 90%

The Company also has an investment in equity securities consisting of the BWV Preferred Stock. The BWV Preferred Stock was received on October 3, 2023 as a settlement of the receivable due on September 30, 2023 related to the sale of ENTADFI. See Note 15 for additional information. The Company has elected to measure the BWV Preferred Stock at fair value in accordance with ASC 825. The investment in the BWV Preferred Stock is classified within Level 3 of the fair value hierarchy because there is no market for the BWV Preferred Stock and the fair value is determined using significant unobservable inputs. The fair value of the BWV Preferred Stock has been determined using a probability-weighted bond plus call option model, which incorporates the stock price of BWV on the valuation date, expected volatility, expected term, and an applicable discount rate. The Company has also applied a discount for lack of marketability due to the fact that there is no market for the preferred stock and a probability of dissolution. The following table summarizes the significant unobservable inputs used in the bond plus call model as of October 3, 2023 (the date the shares of BWV Preferred Stock were received and initially recognized) and as of December 31, 2023:

Significant Unobservable Input	October 3, 2023	December 31, 2023

Expected volatility	79%	69%
Expected term	3.0 years	2.76 years
Discount rate	35%	35%
Probability of dissolution	60%	60%
Discount for lack of marketability	15%	13%

Estimating the fair value of the shares of BWV Preferred Stock requires the use of estimates and judgments. Changes in estimates and judgments could result in a significant change in estimate of the fair value and future adjustments. Based on discussions with representatives of BWV after December 31, 2023, the Company believes that BWV is insolvent. An increase in the probability of dissolution from the percentages set forth in the table above, in isolation, would result in a lower fair value measurement of the shares of BWV Preferred Stock.

The following table provides a reconciliation of the beginning and ending balance associated with the BWV Preferred Stock measured at fair value for the three months ended December 31, 2023, which is presented as investments in equity securities on the accompanying unaudited condensed consolidated balance sheet:

	Three Months Ended
	December 31,
	2023	2022

Beginning balance	$—	$—
Additions	918,372	—
Change in fair value of equity securities	(379,898)	—
Ending balance	$538,474	$—

Note 4 – Revenue from Contracts with Customers

The Company generates all its revenue from direct product sales. Revenue from direct product sales is generally recognized when the customer obtains control of the product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Sales taxes and other similar taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of ENTADFI for the three months ended December 31, 2022. The following table presents net revenues from these three categories:

	Three Months Ended
	December 31,
	2023	2022
FC2
Global public health sector	$1,507,007	$2,336,997
U.S. prescription channel	633,719	163,004
Total FC2	2,140,726	2,500,001
ENTADFI	—	7,793
Net revenues	$2,140,726	$2,507,794

The following table presents net revenues by geographic area:

	Three Months Ended
	December 31,
	2023	2022

United States	$1,356,089	$809,377
Uganda	*	257,469
Other	784,637	1,440,948
Net revenues	$2,140,726	$2,507,794

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $392,000 and $105,000 at December 31, 2023 and September 30, 2023, respectively.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable are affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 90 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company has $1.4 million of trade receivables as of December 31, 2023 due from its distributor in Brazil for sales recognized in fiscal 2021, which the Company expects to be paid within one year.

The components of accounts receivable consisted of the following at December 31, 2023 and September 30, 2023:

	December 31,	September 30,
	2023	2023

Trade receivables, gross	$6,323,066	$8,445,370
Less: allowance for credit losses	(3,923,857)	(3,923,857)
Less: allowance for sales returns and payment term discounts	(16,272)	(15,005)
Accounts receivable, net	$2,382,937	$4,506,508

At December 31, 2023 and at September 30, 2023, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At December 31, 2023, two customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 67% of net accounts receivable in the aggregate. At September 30, 2023, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 71% of net accounts receivable in the aggregate.

For the three months ended December 31, 2023, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 66% of the Company’s net revenues in the aggregate. For the three months ended December 31, 2022, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 64% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific allowance for credit losses may be recorded to reduce the related receivable to the amount expected to be recovered. Accounts receivable are charged-off when deemed uncollectible. The Company has an allowance for credit losses of $3.9 million related to the total amount of receivables due from The Pill Club due to The Pill Club’s Chapter 11 bankruptcy, filed on April 18, 2023. The Company has an open claim with The Pill Club bankruptcy estate for these receivables but it is unlikely that any amounts will be recovered.

There were no material changes in the allowance for credit losses for the three months ended December 31, 2023 and 2022. Recoveries of accounts receivable previously charged off are recorded when received. In the global public health sector, the Company’s customers are primarily large global agencies, non-government organizations, ministries of health and other governmental agencies, which purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs. In the U.S. prescription channel, the Company’s customers include primarily telehealth providers.

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

Inventories consisted of the following at December 31, 2023 and September 30, 2023:

	December 31,	September 30,
	2023	2023

Raw material	$1,442,876	$1,854,810
Work in process	38,252	112,799
Finished goods	5,586,068	4,913,295
Inventories, gross	7,067,196	6,880,904
Less: inventory reserves	(154,993)	(183,787)
Inventories, net	$6,912,203	$6,697,117

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

Plant and equipment consisted of the following at December 31, 2023 and September 30, 2023:

	Estimated	December 31,	September 30,
	Useful Life	2023	2023
Plant and equipment:
Manufacturing equipment	5 - 8 years	$2,981,891	$3,008,122
Office equipment, furniture and fixtures	3 - 10 years	1,471,379	1,471,870
Leasehold improvements	3 - 8 years	960,694	960,694
Total plant and equipment		5,413,964	5,440,686
Less: accumulated depreciation and amortization		(3,853,639)	(3,787,954)
Plant and equipment, net		$1,560,325	$1,652,732

Depreciation expense was approximately $66,000 and $45,000 for the three months ended December 31, 2023 and 2022, respectively. Plant and equipment included $187,000 and $214,000 at December 31, 2023 and September 30, 2023, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 7 – Goodwill

The carrying amount of goodwill at December 31, 2023 and September 30, 2023 was $6.9 million. There was no change in the balance during the three months ended December 31, 2023 and 2022. The Company’s goodwill is assigned to the Research and Development reporting unit, which had a negative carrying amount as of December 31, 2023.

Note 8 – Debt

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

At December 31, 2023 and September 30, 2023, the Residual Royalty Agreement liability consisted of the following:

	December 31,	September 30,
	2023	2023

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	12,542,906	12,377,949
Less: cumulative payments	(4,513,294)	(4,320,190)
Residual royalty agreement liability, excluding embedded derivative liability	8,375,612	8,403,759
Add: embedded derivative liability at fair value (see Note 3)	1,333,000	1,331,000
Total residual royalty agreement liability	9,708,612	9,734,759
Residual royalty agreement liability, short-term portion	(825,180)	(864,623)
Residual royalty agreement liability, long-term portion	$8,883,432	$8,870,136

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

Premium Finance Agreement

On November 1, 2022, the Company entered into a Premium Finance Agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing is payable in eleven monthly installments of principal and interest, beginning on December 1, 2022. The balance of the insurance premium liability was $0.1 million as of September 30, 2023 and was included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The last payment was made in October 2023 and there is no balance outstanding as of December 31, 2023.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2023 and September 30, 2023. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2023 and September 30, 2023, and there was no activity during the three months ended December 31, 2023 and 2022.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of December 31, 2023, $35.1 million remains available under that shelf registration statement. The Company’s failure to timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024 may impair its ability to raise capital under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606). See Part II, Item 1A, “Risk Factors.”

Common Stock Offering

On December 18, 2023, we completed an underwritten public offering of 52,708,332 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $0.72 per share. Net proceeds to the Company from this offering were approximately $35.2 million after deducting underwriting discounts and commissions and costs incurred by the Company. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606).

Lincoln Park Capital Fund LLC Purchase Agreement

On May 2, 2023, the Company entered into a purchase agreement (as amended, the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $100.0 million of shares (the “Purchase Shares”) of the Company’s common stock over the 36 month term of the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park. Lincoln Park has covenanted not to in any manner whatsoever enter into or effect, directly or indirectly, any short selling or hedging of the Company’s common stock. On December 13, 2023, the Company entered into an amendment (the “Lincoln Park Amendment”) with Lincoln Park to reduce the amount of shares of common stock subject to the registration from $100.0 million to $50.0 million until the Company has sold at least $50.0 million of shares of common stock under the Lincoln Park Purchase Agreement. The issuance of shares of common stock pursuant to the Lincoln Park Purchase Agreement up to $50.0 million have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 3, 2023, as further supplemented on December 13, 2023 to reflect the Lincoln Park Amendment.

Under the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”), provided that on such day the closing sale price per share of the Company’s common stock is not below $0.25 per share (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Lincoln Park Purchase Agreement), to require Lincoln Park to purchase up to 225,000 shares of the Company’s common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”) provided, however, that (1) the limit on the Regular Purchase Amount will be increased to 250,000 shares, if the closing sale price of the Company’s common stock on the applicable Purchase Date is not below $6.00 and to 275,000 shares, if the closing sale price of the Company’s common stock on the applicable Purchase Date is not below $8.00. Lincoln Park’s committed obligation under each Regular Purchase shall not exceed $2,500,000 or 2,000,000 Purchase Shares per each Regular Purchase. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the Company’s common stock during the Purchase Date, or (ii) the average of the three lowest closing sale prices of the Company’s common stock on the 10 consecutive business days ending on the business day immediately preceding such Purchase Date. The Company shall have the right to submit a Regular Purchase notice to Lincoln Park as often as every business day. A Regular Purchase notice is delivered to Lincoln Park after the market has closed (i.e., after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.

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

During the three months ended December 31, 2023, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through December 31, 2023, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 800,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 and $1.0 million as of December 31, 2023 and September 30, 2023, respectively, are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

At-the-Market Sale Agreement

On May 12, 2023, the Company entered into an Open Market Sale Agreement℠ (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 39,609,072 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). Shares of common stock offered and sold pursuant to the Jefferies Sale Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 12, 2023. The Company will pay Jefferies a commission of 3% of the aggregate gross proceeds from each sale of common stock. The Company incurred issuance costs of $207,000, which were recorded as deferred costs.

During the three months ended December 31, 2023, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through December 31, 2023, we have sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million. The unamortized deferred costs related to the Jefferies Sales Agreement of $204,000 as of December 31, 2023 and September 30, 2023 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

As a result of the Company’s failure to timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, the Company is not in compliance with a provision of the Jefferies Sales Agreement, which would prevent it from making additional sales under the Jefferies Sales Agreement unless such non-compliance is waived.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2023 and 2022, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2023	2022

Cost of sales	$96,705	$64,008
Selling, general and administrative	2,826,865	3,612,099
Research and development	483,379	1,169,162
Share-based compensation	$3,406,949	$4,845,269

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 4,000,000 shares of common stock under the Inducement Plan and as of December 31, 2023, 3,967,083 shares remain available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of December 31, 2023, 2,739,330 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of December 31, 2023, 398,105 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense of $1.1 million during the three months ended December 31, 2023 for stock options forfeited during the period. The reduction in share-based compensation expense during the three months ended December 31, 2022 for stock options forfeited was immaterial.

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
	2023	2022
Weighted Average Assumptions:
Expected volatility	103.99%	98.43%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.73%	4.25%
Expected term (in years)	6.0	6.0
Fair value of options granted	$0.60	$9.17

During the three months ended December 31, 2023 and 2022, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2023:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2023	17,367,643	$5.28
Granted	300,000	$0.73
Exercised	—	$—
Forfeited and expired	(511,672)	$8.96
Outstanding at December 31, 2023	17,155,971	$5.09	6.72	$—
Exercisable at December 31, 2023	11,707,344	$4.25	5.78	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended December 31, 2023 of $0.72, less the respective weighted average exercise price per share at period end.

There were no stock options exercised during the three months ended December 31, 2023. The total intrinsic value of options exercised during the three months ended December 31, 2022 was approximately $355,000. Cash received from options exercised during the three months ended December 31, 2022 was approximately $257,000.

As of December 31, 2023, the Company had unrecognized compensation expense of approximately $21.9 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of December 31, 2023, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company’s leases have remaining lease terms of less than two years to six years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842. This lease, and the related sublease, terminated on October 31, 2023 and will not be renewed. The Company does not have any leases that have not yet commenced as of December 31, 2023.

The components of the Company’s lease cost were as follows for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
	2023	2022
Operating lease cost	$264,389	$281,451
Short-term lease cost	10,214	10,101
Variable lease cost	28,502	50,091
Sublease income	(15,148)	(44,844)
Total lease cost	$287,957	$296,799

The Company paid cash of $256,000 and $228,000 for amounts included in the measurement of operating lease liabilities during the three months ended December 31, 2023 and 2022, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2023 and September 30, 2023.

Other information related to the Company’s leases as of December 31, 2023 and September 30, 2023 was as follows:

	December 31,	September 30,
	2023	2023
Operating Leases
Weighted-average remaining lease term (years)	5.7	6.1
Weighted-average discount rate	7.6%	7.7%

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

The Ewing Lawsuit, Maglia Lawsuit, Franchi Lawsuit, Renbarger Lawsuit, and Alshourbagy Lawsuit are collectively referred to as the “Shareholder Litigation.” At this time, the Company is unable to estimate potential losses, if any, related to the Shareholder Litigation.

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

Collaborative Arrangements

On January 31, 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”). The Company was sponsoring a clinical trial in which both the Company’s enobosarm compound and Lilly’s compound were being dosed in combination. The ENABLAR-2 clinical trial is currently suspended. Under the Lilly agreement, the Company conducts the research at its own cost and Lilly contributes its compound towards the study at no cost to the Company. The parties continue to hold exclusive rights to all intellectual property relating solely to their own respective compounds. The Company would provide to Lilly copies of clinical data relating to the clinical trial and certain rights to use the clinical data. Veru maintains full exclusive, global commercialization rights to the enobosarm compound.

The terms of the Lilly Agreement meet the criteria under ASC Topic 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants in the activity and are exposed to the risks and rewards dependent on the commercial success of the activity. ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that Lilly did not meet the definition of a customer under ASC 606, Revenue from Contracts with Customers. The Company has concluded that ASC 730, Research and Development, should be applied by analogy. There is no financial statement impact for the Lilly Agreement as the value of the drug supply received from Lilly would be offset against the drug supply cost within research and development expense.

Note 13 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss (NOL) and tax credit carryforwards.

A reconciliation of income tax benefit and the amount computed by applying the U.S. statutory rate of 21% to loss before income taxes is as follows:

	Three Months Ended
	December 31,
	2023	2022 (Restated)

Income tax benefit at U.S. federal statutory rates	$(1,753,168)	$(8,143,219)
State income tax benefit, net of federal benefit	(135,745)	(630,518)
Non-deductible expenses	89,410	113,456
Effect of stock options exercised	—	83,736
U.S. research and development tax credit	(170,000)	(1,090,000)
Effect of foreign income tax rates	(91,591)	(80,110)
Change in valuation allowance	1,988,678	9,678,495
Other, net	(23)	(118)
Income tax benefit	$(72,439)	$(68,278)

Note 14 – Net Income (Loss) Per Share

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

Note 15 – Sale of ENTADFI Assets

On April 19, 2023, the Company entered into an asset purchase agreement (the “BWV Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with BWV. The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable by September 30, 2023, $5.0 million payable 12 months after closing, and $5.0 million payable by September 30, 2024, plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company cannot determine the likelihood of receiving any Milestone Payments at this time.

On September 29, 2023, the Company entered into an Amendment to the BWV Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of BWV Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the BWV Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The BWV Preferred Stock is convertible by the Company at any time and from time to time from and after one year from the date of issuance of the BWV Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The BWV Preferred Stock issued to the Company is initially convertible into an aggregate of approximately 5,709,935 shares of BWV’s common stock, subject to certain shareholder approval limitations. BWV agreed in the Amendment to use commercially reasonable efforts to obtain such shareholder approval by December 31, 2023. Such shareholder approval has not been obtained as of December 31, 2023. BWV also agreed to include the shares of common stock issuable upon conversion of the BWV Preferred Stock in the next resale registration statement filed with the Securities and Exchange Commission. Such registration statement has not been filed as of December 31, 2023.

The Company determined that it was not probable, at the time of the transaction and at December 31, 2023, that substantially all of the consideration promised under the BWV Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023. The Company recognized a gain on sale of $0.9 million during the quarter ended December 31, 2023 based on the determination of the fair market value of the BWV Preferred Stock. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the notes receivable for future installments of the purchase price. The Company does not expect that BWV will be able to pay the notes receivable unless BWV raises additional capital. Based on discussions with representatives of BWV after December 31, 2023, the Company believes that BWV is insolvent and that there is substantial risk that BWV will not make any payment on the outstanding notes receivable when due.

Note 16 – Subsequent Events

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from BWV on notes receivable due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. The agreement resulted in a reduction of the liability recorded as of December 31, 2023, included in accounts payable on the accompanying unaudited condensed consolidated balance sheet, of $0.6 million, which will be recorded as a reduction in research and development expense for the three and six months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the section titled “Restatement” in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the financial information as of September 30, 2023 and for the three months ended December 31, 2022 included herein has been restated. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Overweight and obese patients treated with GLP-1 RA drugs have significant weight loss composed of reductions in both fat mass and lean body mass (muscle). Up to 20-50% of the total weight loss caused by GLP-1 RA treatment is attributable to muscle loss. According to the CDC, 41.5% of older adults have obesity and could benefit from weight loss medication. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity. Sarcopenic obese patients are patients who have both obesity and age-related low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA drug. Patients with critically low muscle mass may experience muscle weakness leading to poor balance, decreased gait speed, mobility disability, falls, bone fractures, and increased mortality.

We believe there is an urgent unmet medical need for a drug when given in combination with a GLP-1 RA that could prevent the loss of muscle, while preferentially reducing fat in not only overweight or obese patients, but especially for sarcopenic obese or overweight elderly patients who are at-risk for developing muscle atrophy and muscle weakness leading to frailty. We believe that enobosarm, our novel small molecule, oral SARM, may potentially address this unmet medical need.

Enobosarm has been studied in five separate third-party clinical studies involving 968 older men and postmenopausal women as well as older patients who have muscle wasting because of advanced cancer. Advanced cancer simulates a “starvation state” where there is significant loss or wasting of both muscle and fat mass like what is observed with GLP-1 RA treatment. These third-party clinical trials include two Phase 2 clinical trials in 168 healthy older or sarcopenic subjects and one Phase 2b clinical trial and two Phase 3 clinical trials in 800 subjects who have muscle loss caused by cancer. We believe the totality of the clinical data we own from these five clinical trials provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass. In addition, we believe there is also clinical rationale for the administration of enobosarm to “rescue” at-risk sarcopenic obese or overweight elderly patients who may be forced to discontinue treatment with a GLP-1 RA due to the muscle loss depleting their muscle mass to critically low amounts resulting in muscle weakness and physical function limitations. In one of the Phase 2 clinical trials, enobosarm was evaluated in 120 elderly men over 60 years old and postmenopausal women treated for 12 weeks, patients receiving 3mg dose of enobosarm (n=24) demonstrated a statistically significant (i) increase in total lean body mass (average increase of 1.25 kg (p = < 0.001)) and (ii) decrease in total fat mass (average decrease of 0.32 kg (p=0.049)). When measuring physical function by stair climb test, patients receiving 3mg dose of enobosarm in this trial also demonstrated statistically significant improvements compared to placebo (p=0.049).

Although these five third-party clinical trials were not specifically conducted in an obese population, an ad hoc subset analysis was performed on obese patients, who had a BMI of 30 or greater, who were enrolled in the Phase 3 placebo-controlled 504 clinical study which evaluated enobosarm 3mg treatment in metastatic lung cancer patients on chemotherapy. Even though a small sample size of 29 subjects, notable differences consistent with an obesity drug that preserves muscle and decreases fat were observed. At 12 weeks, enobosarm 3mg treated subjects had 4.96% increase in total lean body mass (muscle) compared to placebo and a 5.77 % reduction in fat mass compared to placebo. By 21 weeks, enobosarm 3mg treatment resulted in a 14.4% loss in total fat mass and a 4.51% loss of total DEXA body weight compared to placebo while maintaining total lean mass. It should be noted that these results were from the short-term treatment of enobosarm alone.

Enobosarm has a large safety database, which includes 27 clinical trials involving 1581 men and women dosed with duration of treatment in some patients for up to 3 years. In this large safety database, enobosarm was generally well tolerated with no increase in gastrointestinal side effects. This is important as there are already significant and frequent gastrointestinal side effects with a GLP-1 RA treatment alone.

Although these five clinical trials were previously conducted by third parties, Veru owns all this clinical data as part of our enobosarm exclusive global in-license agreement.

Although no preclinical studies or clinical trials evaluating the combination of enobosarm and a GLP-1 RA have been completed to date, we believe that the patient efficacy and safety data that were generated from these five enobosarm clinical trials in both elderly patients and in patients with a cancer induced starvation-like state provide strong clinical rationale that enobosarm may address this unmet medical need.

We submitted an Investigational New Drug Application (IND) for enobosarm for a Phase 2b clinical study in January 2024. In February 2024, the Company received FDA clearance to initiate the Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in 90 sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. The primary endpoint is lean body mass (muscle), and the key secondary endpoint is total body fat mass at 16 weeks. The clinical study is expected to begin in April 2024 with the topline clinical results from the trial expected in the end of the fourth calendar quarter of 2024. The purpose of the Phase 2b clinical trial is to select the optimal dose of enobosarm in combination with a GLP-1 RA that best preserves muscle and reduces fat after 16 weeks of treatment to advance into a Phase 3 obesity or overweight clinical trial.

After completing the efficacy dose-finding portion of the Phase 2b clinical trial, it is expected that participants will then continue into a Phase 2b extension trial where all patients will stop treatment with the GLP-1 RA drug, but continue taking placebo, 3mg enobosarm, or 6 mg of enobosarm for 12 weeks to determine the ability of enobosarm to maintain muscle and prevent fat and weight rebound after stopping a GLP-1 RA. The results of the separate Phase 2b open label extension clinical study are expected in the second quarter of calendar year 2025.

There can be no assurances that we will be able to cost- effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

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

Enobosarm is a new class of endocrine therapy for advanced breast cancer. Enobosarm is an oral, new chemical entity, selective androgen receptor modulator designed to activate the AR in AR+ ER+ HER2- metastatic breast cancer and thereby suppress tumor growth without the unwanted masculinizing side effects. Enobosarm has extensive nonclinical and clinical experience having been evaluated in 27 separate clinical studies in approximately 1,580 subjects dosed, including three Phase 2 clinical trials in advanced breast cancer involving more than 191 patients. In one of the Phase 2 clinical trials conducted in women with AR+ ER+ HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts that failed estrogen blocking agents, chemotherapy and/or CDK 4/6 inhibitors and was well tolerated with a favorable safety profile.

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

The primary endpoint for the Stage 1 portion of the Phase 3 clinical trial is objective tumor response rates (“ORR”). We are currently producing clinical supply of 3mg and 6mg enobosarm capsules for the additional dose optimization arms.

We began patient enrollment in April 2022. As of August 2023, we had completed the target enrollment of three patients in the Stage 1a portion of the Phase 3 ENABLAR-2 clinical trial to assess the safety and pharmacokinetics of the combination of abemaciclib and enobosarm. There were no reported drug-to-drug interactions between abemaciclib and enobosarm or new safety findings in the three patients as of the data cutoff date. Further, the early preliminary clinical results showed two partial responses and one stable disease in the first three patients based on local assessments, and as of the cutoff date the patients were on study for 9, 11 and 12 months from first day of dosing to disease progression by blinded central assessment.

Subject to the availability of sufficient funding, we expect to have topline data from Stage 1b of our Phase 3 ENABLAR-2 clinical trial by early 2025. If enobosarm monotherapy or abemaciclib + enobosarm combination therapy compared to estrogen blocking agent (active control) demonstrates significant improvement in ORR, which is considered a surrogate endpoint for clinical benefit, then we may meet with the FDA to consider an accelerated approval regulatory pathway based on the clinical data from the Stage 1b portion of the Phase 3 clinical trial. Granting accelerated approval for investigational products is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for this approval pathway, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

In January 2022, we entered into a clinical trial collaboration and supply agreement through which Eli Lilly and Company supplies abemaciclib for the ENABLAR-2 trial.

Infectious Disease Program

We are developing sabizabulin 9mg, which has both host targeted antiviral and broad anti-inflammatory properties, as a two-pronged approach to the treatment of hospitalized patients with viral lung infection at high risk for ARDS and death. We have completed positive Phase 2 and positive Phase 3 COVID-19 clinical trials, which have demonstrated that sabizabulin treatment resulted in a mortality benefit in hospitalized moderate to severe patients with COVID-19 viral lung infection at high risk for ARDS and death. The FDA granted Fast Track designation to our COVID-19 program in January 2022. On May 10, 2022, we had a pre-EUA meeting with the FDA to discuss next steps including the submission of an EUA application regarding sabizabulin for COVID-19. In June 2022, we submitted a request for FDA Emergency Use Authorization. In February 2023, the FDA declined to grant our request for Emergency Use Authorization for sabizabulin. In September 2023, we received agreement from the FDA on the design of a Phase 3 clinical trial to evaluate sabizabulin in broadly any viral-induced ARDS.

However, we currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the proposed Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the Phase 3 development of sabizabulin as a treatment for viral-induced ARDS.

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

We sell FC2 in the U.S. in both the prescription channel and in the public health sector and globally we sell in the public sector.

In the U.S. prescription channel, FC2 is available through multiple telehealth and telepharmacy channels as well as retail pharmacies. While there has been recent consolidation in the telehealth industry, we continue to believe that telehealth will be an important commercial strategy in the U.S. for access to birth control products, including FC2, given both healthcare industry dynamics and our product’s profile. In order to maximize its reach and to have more direct control of the promotion, distribution, and sales of FC2, we launched our own telehealth portal in April 2022.

Having taken the time to refine our marketing, drive operational improvements, and enhance the patient experience during the portal launch phase over the last year, there are increasing new prescriptions being written and filled through our FC2 telehealth portal. During the quarter ended December 31, 2023, even though our portal faced challenges, we had some of the highest fulfillment and refill rates since our initial launch and also had increases in the average number of units being dispensed for new prescriptions.

We expect revenue from the U.S. prescription channel to demonstrate growth both from our dedicated FC2 telehealth portal and from the addition of new commercial distribution strategies. We intend to continue leveraging relationships with entities in the U.S. public health sector such as state departments of health and 501(c)(3) organizations.

In the global public health sector outside the U.S., we market FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. After the COVID-19 pandemic, there has been an increase in interest to resume distribution of FC2 in the global public sector. We are currently supplying a large multi-year South African tender for female condoms, which is expected to continue until 2025 and have seen sales grow in the current year as the current tender launched. A formal Brazil tender process is expected to commence in calendar year 2024.

Sale of ENTADFI

On April 19, 2023, the Company entered into an asset purchase agreement (the “BWV Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“BWV”). The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable by September 30, 2023, $5.0 million payable 12 months after closing, and $5.0 million payable by September 30, 2024, plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company cannot determine the likelihood of receiving any Milestone Payments at this time.

On September 29, 2023, the Company entered into an Amendment to the BWV Asset Purchase Agreement providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock of BWV (the “BWV Preferred Stock”). The Company received payment of $1.0 million on September 29, 2023 and the BWV Preferred Stock on October 3, 2023. There is no market for the BWV Preferred Stock and, therefore, little likelihood of any liquidity in the BWV Preferred Stock.

Consolidated Operations:

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the U.S. prescription channel and global public health sector. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

We have developed our own telehealth portal to grow revenues from the U.S. prescription channel to compensate for lost revenues from our former telehealth customers that are no longer in business. The Company is exploring additional commercial distribution strategies and expects to continue generating revenue from global public health sector agencies who purchase and distribute FC2 for HIV/AIDS prevention and family planning. The Company has experienced revenue growth from the U.S. public sector through its relationship with distributors and will continue to work with these distributors to identify future growth opportunities.

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

We have seen increases in the cost of the nitrile polymer used to produce FC2, as well as transportation costs, and may also experience increases in other material costs due to the impact of inflation. Also, the Company's decision to launch a telehealth portal my result in increases in expenses associated with acquiring new FC2 users. As a result, there may be an unfavorable impact on the Company's selling expenses and income from operations if it cannot pass through these increases to its customers.

Conducting research and development is central to our obesity and overweight, oncology, and infectious disease programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $1.7 million and $20.6 million for the three months ended December 31, 2023 and 2022, respectively. The decrease in expenses in the three months ended December 31, 2023 is due to the termination of various trials that had been ongoing during the three months ended December 31, 2022 as a result of the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2022

The Company generated net revenues of $2.1 million and net loss of $8.3 million, or $(0.08) per basic and diluted common share, for the three months ended December 31, 2023, compared to net revenues of $2.5 million and net loss of $38.7 million, or $(0.48) per basic and diluted common share, for the three months ended December 31, 2022. Net revenues decreased 15% compared to the prior period.

Substantially all of the Company’s net revenues for the three months ended December 31, 2023 and 2022 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. In the U.S. prescription channel, the Company’s customers include primarily telehealth providers. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies that purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.

For the three months ended December 31, 2023 and 2022, the Company had net revenues from the U.S. prescription channel of $0.6 million and $0.2 million, respectively, and net revenues from the global public health sector of $1.5 million and $2.3 million, respectively. There was a change in the sales mix with the U.S. prescription channel representing 30% of total FC2 net revenues in the current year period compared to 7% in the prior year period and the global public health sector representing 70% of total FC2 net revenues in the current year period compared to 93% in the prior year period. Global public health sector sales are at a lower sales price per unit. The Company experienced an increase compared to the prior year period of 289% in FC2 net revenues in the U.S. prescription channel and a decrease compared to the prior year period of 36% in FC2 net revenues in the global public health sector. The increase in FC2 net revenues in the U.S. prescription channel is primarily due to sales through our telehealth portal. The decrease in sales in the global public health sector is due to timing and shipment of orders.

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

Cost of sales decreased to $1.0 million in the three months ended December 31, 2023 from $1.8 million in the three months ended December 31, 2022 primarily due to the decrease in unit sales.

Gross profit increased to $1.2 million in the three months ended December 31, 2023 from $0.7 million in the three months ended December 31, 2022. Gross profit margin for the fiscal 2023 period was 54% of net revenues, compared to 28% of net revenues for the fiscal 2022 period. The increase in the gross profit and gross profit margin is primarily due to the change in our sales mix, which included an increase in FC2 net revenues in the U.S. prescription channel, which have higher profit margins.

Research and development expenses decreased to $1.7 million in the three months ended December 31, 2023 from $20.6 million in the same period in fiscal 2022. The decrease is due to the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. The Company did not have significant research and development activity during the three months ended December 31, 2023 as it was preparing to submit an IND for enobosarm for a Phase 2b clinical study and the development of its other programs has been paused. The Company incurred a significant amount of expenses in the prior year period related to sabizabulin for COVID-19 and the Company’s related emergency use authorization application. Additionally, personnel costs included in research and development expenses decreased by $1.5 million due to a reduction in headcount.

Selling, general and administrative expenses were $8.3 million in the three months ended December 31, 2023, which is decreased from $17.5 million in the three months ended December 31, 2022. The decrease is due primarily to commercialization costs incurred in the prior year of $8.4 million related to the preparation for the potential launch of sabizabulin for COVID, which did not occur.

The Company recorded a gain on sale of ENTADFI assets of $0.9 million in the three months ended December 31, 2023, related to the receipt of the shares of BWV Preferred Stock. Refer to Note 15 to the financial statements included in this report for additional information.

Interest expense, which is related to accretion of the liability for the Residual Royalty Agreement, was $0.2 million in the three months ended December 31, 2023, compared with $0.9 million in the three months ended December 31, 2022. The decrease relates to a decrease in actual and projected FC2 sales.

The loss associated with the change in fair value of the embedded derivative related to the Residual Royalty Agreement was $2,000 in the three months ended December 31, 2023, compared to $0.7 million in the three months ended December 31, 2022. The liability associated with embedded derivative represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The loss associated with the change in fair value of equity securities for the three months ended December 31, 2023 was $0.4 million. This is due to the change in fair value of the shares of BWV Preferred Stock, primarily driven by a decrease in the stock price of BWV. See Note 3 to the financial statements included in this report for additional information.

Income tax benefit in the three months ended December 31, 2023 was $72,000, compared to $68,000 in the three months ended December 31, 2022. The income tax benefits are primarily due to a taxable loss during the period for the Company’s subsidiary in the U.K. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense or benefit.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at December 31, 2023 was $40.6 million, compared to $9.6 million at September 30, 2023. At December 31, 2023, the Company had working capital of $36.7 million and stockholders’ equity of $51.6 million compared to working capital of $5.1 million and stockholders’ equity of $19.7 million as of September 30, 2023. The increase in working capital is primarily due to the increase in cash on hand, related to the public offering of our common stock, which resulted in net proceeds to the Company of approximately $35.2 million.

The Company anticipates that we will continue to consume cash and incur losses as we develop and commercialize our drug candidates. Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, the Company is unable to estimate the exact amounts of capital outlays and operating expenditures necessary to fund development of our drug candidates and obtain regulatory approvals. The Company’s future capital requirements will depend on many factors. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a description of certain risks that will affect our future capital requirements.

The Company believes its current cash position and cash expected to be generated from sales of FC2 will be adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606) or under a new registration statement. The Company intends to be opportunistic when pursuing equity or debt financing, which could include selling common stock under its common stock purchase agreement with Lincoln Park Capital Fund, LLC (see Note 9) or its open market sale agreement with Jefferies LLC (see Note 9) to the extent sales may be made pursuant to such agreement.

The Company’s failure to timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024 may impair its ability to raise capital under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606) or under a new registration statement. See Part II, Item 1A, “Risk Factors.”

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from BWV on notes receivable due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026.

Operating activities

Operating activities used cash of $6.0 million in the three months ended December 31, 2023. Cash used in operating activities included net loss of $8.3 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $3.0 million and changes in operating assets and liabilities resulting in a decrease of $0.8 million. Adjustments to net loss primarily consisted of $3.4 million of share-based compensation and $0.4 million for the change in fair value of equity securities, partially offset by the gain on sale of ENTADFI assets of $0.9 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accounts payable of $2.5 million and an increase in prepaid expenses and other assets of $1.3 million, partially offset by a decrease in accounts receivable of $2.1 million and an increase in accrued expenses and other current liabilities of $1.3 million.

Operating activities used cash of $34.5 million in the three months ended December 31, 2022. Cash used in operating activities included net loss of $38.7 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $6.4 million and changes in operating assets and liabilities resulting in a decrease of $2.2 million. Adjustments to net loss primarily consisted of $4.8 million of share-based compensation, interest expense in excess of interest paid of $0.7 million, and the change in fair value of derivative liabilities of $0.7 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accounts payable of $11.4 million, partially offset by an increase in accrued expenses and other current liabilities of $8.4 million, a decrease in prepaid expenses and other current assets of $0.7 million, and a decrease in accounts receivable of $0.4 million.

Investing activities

The Company did not have cash flows from investing activities during the three months ended December 31, 2023.

Net cash used in investing activities was $0.3 million in the three months ended December 31, 2022, and consisted of capital expenditures primarily at our Malaysia location.

Financing activities

Net cash provided by financing activities in the three months ended December 31, 2023 was $37.0 million, and primarily consisted of proceeds from the sale of shares in a public offering, net of commissions and costs, of $35.4 million and proceeds from sale of shares under the common stock purchase agreement with Lincoln Park Capital (see discussion below) of $1.7 million.

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

The Company made total payments under the Residual Royalty Agreement of $0.2 million and $0.1 million during the three months ended December 31, 2023 and 2022, respectively. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to December 31, 2023 will be approximately $0.8 million under the Residual Royalty Agreement.

Common Stock Offering

On December 18, 2023, we completed an underwritten public offering of 52,708,332 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $0.72 per share. Net proceeds to the Company from this offering were approximately $35.2 million after deducting underwriting discounts and commissions and costs paid by the Company. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606).

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

Private Investment in Public Equity

On April 12, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Frost Gamma Investments Trust (“FGI”), pursuant to which, on the date thereof, the Company issued and sold 5,000,000 shares of the Company’s common stock to FGI at a price of $1.00 per share, for a total investment of $5,000,000, through a private investment in public equity financing. The shares of common stock issued to FGI pursuant to the Stock Purchase Agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company filed a registration statement under the Securities Act to register the resale of the shares of common stock issued to FGI, which was declared effective on May 24, 2023.

Lincoln Park Capital Fund, LLC Purchase Agreement

On May 2, 2023, the Company entered into a common stock purchase agreement (as amended, the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, to sell to Lincoln Park up to $100.0 million of shares (the “Purchase Shares”) of the Company’s common stock over the 36-month term of the Lincoln Park Purchase Agreement. On the date the Company executed the Lincoln Park Purchase Agreement, we also issued 800,000 shares of the Company’s common stock to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the Lincoln Park Purchase Agreement, and we are obligated to issue $1.0 million of shares of the Company’s common stock at the time Lincoln Park’s purchases cumulatively reach an aggregate amount of $50.0 million (such shares, collectively, the “Commitment Shares”). On December 13, 2023, the Company entered into an amendment (the “Lincoln Park Amendment”) with Lincoln Park to reduce the amount of shares of common stock subject to the registration from $100.0 million to $50.0 million until the Company has sold at least $50.0 million of shares of common stock under the Lincoln Park Purchase Agreement. The Purchase Shares up to $50.0 million and Commitment Shares under the Lincoln Park Purchase Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 3, 2023, as further supplemented on December 13, 2023 to reflect the Lincoln Park Amendment.

During the three months ended December 31, 2023, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. Since inception of the Lincoln Park Purchase Agreement through December 31, 2023, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

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

During the three months ended December 31, 2023, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through December 31, 2023, we have sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million.

As a result of the Company’s failure to timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, the Company is not in compliance with a provision of the Jefferies Sales Agreement which would prevent it from making additional sales under the Jefferies Sales Agreement unless such non-compliance is waived.

Fair Value Measurements

As of December 31, 2023 and September 30, 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provision in the Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

The Company also has an investment in the BWV Preferred Stock. The BWV Preferred Stock was received on October 3, 2023 as a settlement of the receivable due related to the sale of ENTADFI. See Note 15 to the financial statements included in this report for additional information. The investment in the BWV Preferred Stock is classified within Level 3 of the fair value hierarchy because there is no market for the BWV Preferred Stock. The fair value of the BWV Preferred Stock has been determined using a probability-weighted bond plus call option model, which incorporates the stock price of BWV on the valuation date, expected volatility, expected term, and an applicable discount rate. The Company has also applied a discount for lack of marketability due to the fact that there is no market for the preferred stock. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 3 to the financial statements included in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes to such exposures since September 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below.

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives.

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

As a result of the identified material weaknesses, management directed a comprehensive review of complex, nonrecurring transactions and of the estimated research and development expenses associated with activities conducted by third-party service providers to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the unaudited condensed consolidated financial statements included in this Form 10-Q as of and for the three-month period ended December 31, 2023 fairly present, in all material respects, our financial condition, results of operations, and cash flows for the period presented in conformity with U.S. GAAP.

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

We are evaluating the material weakness related to the Company’s estimate of research and development expenses associated with activities conducted by third-party service providers and are developing a plan of remediation, which will include the following:

•enhance our review procedures with respect to the calculation of the estimated research and development expenses associated with activities conducted by third-party service providers and

•implement additional procedures to obtain information that is known or knowable to the Company at the time of developing estimates related to third-party transactions, including obtaining confirmation of the work completed by third parties or performing alternative procedures if confirmations are not available.

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that we have made progress toward remediation. We continue to implement our remediation plan for the current material weaknesses in internal control over financial reporting. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time and management has concluded that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As discussed above, we identified material weaknesses in our control over financial reporting for the period covered by this Form 10-Q and are implementing a plan of remediation to strengthen the design and operation of our control environment. Other than that described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 12, Contingent Liabilities, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, except for the following additional risk factor. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

As a result of our failure to timely file two reports with the SEC, we are currently ineligible to file a registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As a result of our failure to timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, we are ineligible to file new registration statements on Form S-3 until no earlier than March 1, 2025. Our Form S-3 ineligibility may significantly impair our ability to raise necessary capital needed for our business. If we seek to access the capital markets through a registered offering pursuant to a new registration statement on Form S-1, we would be required to disclose the proposed offering and the material terms thereof before the offering commences. As a result of such disclosure and potential for SEC review of such registration statement on Form S-1, we may experience delays in the offering process and we may incur increased offering and transaction costs and other impediments to such an offering. If we are unable to raise capital through a registered offering, we would be required to raise capital on a private placement basis, which may be subject to pricing, size and other limitations imposed under NASDAQ rules, or seek other sources of capital. While we believe we will be able to continue to use our current effective shelf registration statement on Form S-3 (File No. 333-270606) (the “Current Shelf Registration Statement”) until we file our Annual Report on Form 10-K for the year ending September 30, 2024, our failure to timely file this report and the Form 8-K may impair our ability to conduct an underwritten or other offering under the Current Shelf Registration Statement, and as a result of this filing delinquency we are not in compliance with a provision of the Jefferies Sales Agreement which would prevent us from making additional sales under the Jefferies Sales Agreement unless such non-compliance is waived. Between the time we file our Annual Report on Form 10-K for the year ending September 30, 2024 and at least March 1, 2025, we will not be able to sell any securities pursuant to the Current Shelf Registration Statement, including under the Lincoln Park Purchase Agreement.

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

There is uncertainty as to whether and when we will receive any future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, and there is a risk of a future default by BWV in performing its payment obligations, and we do not have a security interest in any of BWV’s assets and accordingly would be an unsecured creditor in the event that BWV defaults. We received payment of $1.0 million on September 29, 2023. There can be no assurance as to (1) whether and when we will receive the future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, (2) the ability of BWV to obtain the requisite approval of its shareholders for the conversion of all the shares of BWV Series A Preferred Stock, and (3) whether and when we will be able to receive any cash proceeds from the BWV Series A Preferred Stock. Based on discussions with representatives of BWV after December 31, 2023, the Company believes that BWV is insolvent and that there is a substantial risk that BWV will not make any payment on the outstanding notes receivable when due. If BWV fails to pay the outstanding notes receivable when due or an event of default under the notes receivable otherwise occurs, we may, among other things, declare the full amount outstanding to be due and sue to collect the notes receivable, which actions may force BWV into bankruptcy. There can be no assurance as to whether we would be able to collect any amounts due under the notes receivable if BWV files for bankruptcy and, in such event, the BWV Series A Preferred Stock would likely have no value.

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

10.1

Letter Agreement, dated December 13, 2023, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on December 13, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). *, **

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: April 1, 2024

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: April 1, 2024

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer