Form 10-Q
period 2024-03-31
VERU INC.
filed 2024-05-08
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 146,383,920 shares of $0.01 par value common stock outstanding.

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

•as a result of our failure to timely file two reports with the Securities and Exchange Commission we are not eligible to file new registration statements on Form S-3 until no earlier than March 1, 2025 and, while we believe we may currently use our current effective shelf registration statement on Form S-3 to a certain extent, we will no longer be able to use our current effective shelf registration statement on Form S-3 between the time we file our Annual Report on Form 10-K for the year ending September 30, 2024 and at least March 1, 2025, which could impair our capital-raising activities (see Part II, Item 1A, “Risk Factors”);

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

•risks related to our current and any potential new telehealth platform developed or used by us in commercializing our current product or potential future products, including potential regulatory uncertainty around such platforms and market awareness and acceptance of any telehealth platform we develop or use;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023 (Restated)
Assets
Current assets:
Cash and cash equivalents	$34,738,038	$9,625,494
Accounts receivable, net	2,785,331	4,506,508
Inventories, net	4,804,665	6,697,117
Prepaid research and development costs	924,583	1,006,252
Prepaid expenses and other current assets	1,884,684	1,097,851
Total current assets	45,137,301	22,933,222
Plant and equipment, net	1,534,196	1,652,732
Operating lease right-of-use assets	3,947,417	4,332,473
Investments in equity securities	346,444	—
Deferred income taxes	12,635,927	12,707,419
Goodwill	6,878,932	6,878,932
Other assets	1,320,142	1,518,313
Total assets	$71,800,359	$50,023,091

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,464,135	$12,931,172
Accrued compensation	2,683,214	990,609
Accrued expenses and other current liabilities	2,425,385	1,987,738
Residual royalty agreement liability, short-term portion	950,600	864,623
Operating lease liability, short-term portion	1,043,029	1,036,590
Total current liabilities	9,566,363	17,810,732
Residual royalty agreement liability, long-term portion	8,775,284	8,870,136
Operating lease liability, long-term portion	3,262,818	3,634,114
Other liabilities	4,986,250	29,948
Total liabilities	26,590,715	30,344,930

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at March 31, 2024 and September 30, 2023	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 148,564,890 and 93,966,402 shares issued and 146,381,186 and 91,782,698 shares outstanding at March 31, 2024 and September 30, 2023, respectively	1,485,649	939,664
Additional paid-in-capital	327,182,257	283,894,830
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(275,070,138)	(256,768,209)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	45,209,644	19,678,161
Total liabilities and stockholders' equity	$71,800,359	$50,023,091

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023 (Restated)	2024	2023 (Restated)

Net revenues	$4,135,301	$6,585,967	$6,276,027	$9,093,761

Cost of sales	3,457,002	2,493,892	4,447,276	4,299,631

Gross profit	678,299	4,092,075	1,828,751	4,794,130

Operating expenses:
Research and development	2,986,791	17,860,701	4,636,841	38,471,828
Selling, general and administrative	7,580,340	12,834,494	15,881,771	30,380,359
Provision for credit losses	—	3,911,714	—	3,911,714
Impairment of intangible assets	—	3,900,000	—	3,900,000
Total operating expenses	10,567,131	38,506,909	20,518,612	76,663,901

Gain on sale of ENTADFI® assets	—	—	918,372	—

Operating loss	(9,888,832)	(34,414,834)	(17,771,489)	(71,869,771)

Non-operating income (expenses):
Interest expense	(145,310)	(697,693)	(310,267)	(1,570,923)
Change in fair value of derivative liabilities	21,000	1,200,000	19,000	530,000
Change in fair value of equity securities	(192,030)	—	(571,928)	—
Other income, net	361,226	56,994	442,318	277,926
Total non-operating income (expenses)	44,886	559,301	(420,877)	(762,997)

Loss before income taxes	(9,843,946)	(33,855,533)	(18,192,366)	(72,632,768)

Income tax expense (benefit)	182,002	(66,559)	109,563	(134,837)

Net loss	$(10,025,948)	$(33,788,974)	$(18,301,929)	$(72,497,931)

Net loss per basic and diluted common shares outstanding	$(0.07)	$(0.42)	$(0.15)	$(0.90)

Basic and diluted weighted average common shares outstanding	146,381,186	80,834,453	123,366,486	80,695,046

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2023 (Restated)	93,966,402	$939,664	$283,894,830	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161
Share-based compensation	—	—	3,406,949	—	—	—	3,406,949
Issuance of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	90,156	902	65,649				66,551
Shares issued in connection with common stock purchase agreement	1,800,000	18,000	1,643,490				1,661,490
Amortization of deferred costs			(164,313)				(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	52,708,332	527,083	34,702,332				35,229,415
Net loss	—	—	—	—	(8,275,981)	—	(8,275,981)
Balance at December 31, 2023	148,564,890	1,485,649	323,548,937	(581,519)	(265,044,190)	(7,806,605)	51,602,272
Share-based compensation	—	—	3,634,171	—	—	—	3,634,171
Costs of shares issued in connection with common stock purchase agreement	—	—	(851)	—	—	—	(851)
Net loss	—	—	—	—	(10,025,948)	—	(10,025,948)
Balance at March 31, 2024	148,564,890	$1,485,649	$327,182,257	$(581,519)	$(275,070,138)	$(7,806,605)	$45,209,644

Balance at September 30, 2022 (Restated)	82,692,598	$826,926	$253,974,032	$(581,519)	$(163,615,517)	$(7,806,605)	$82,797,317
Share-based compensation	—	—	4,845,269	—	—	—	4,845,269
Issuance of shares pursuant to share-based awards	114,234	1,142	255,990	—	—	—	257,132
Net loss (Restated)	—	—	—	—	(38,708,957)	—	(38,708,957)
Balance at December 31, 2022 (Restated)	82,806,832	828,068	259,075,291	(581,519)	(202,324,474)	(7,806,605)	49,190,761
Share-based compensation	—	—	3,837,598	—	—	—	3,837,598
Issuance of shares pursuant to share-based awards	33,891	339	79,139	—	—	—	79,478
Sale of shares under common stock purchase agreement	1,920,013	19,200	2,552,351	—	—	—	2,571,551
Amortization of deferred costs	—	—	(78,677)	—	—	—	(78,677)
Net loss (Restated)	—	—	—	—	(33,788,974)	—	(33,788,974)
Balance at March 31, 2023 (Restated)	84,760,736	$847,607	$265,465,702	$(581,519)	$(236,113,448)	$(7,806,605)	$21,811,737

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2024	2023 (Restated)
OPERATING ACTIVITIES
Net loss	$(18,301,929)	$(72,497,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,929	128,843
Impairment of intangible assets	—	3,900,000
Provision for credit losses	—	3,911,714
Noncash change in right-of-use assets	385,056	376,072
Noncash interest expense, net of interest paid	10,125	1,316,612
Gain on sale of ENTADFI® assets	(918,372)	—
Share-based compensation	7,041,120	8,682,867
Deferred income taxes	71,492	(185,551)
Change in fair value of derivative liabilities	(19,000)	(530,000)
Change in fair value of equity securities	571,928	—
Provision for obsolete inventory	778,999	192,135
Other	27,215	—
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	1,721,177	(3,852,786)
Decrease in inventories	1,113,453	761,615
(Increase) decrease in prepaid expenses and other assets	(677,258)	3,629,057
Decrease in accounts payable	(5,480,787)	(4,765,920)
Increase (decrease) in accrued expenses and other current liabilities	2,233,279	(911,573)
Decrease in operating lease liabilities	(364,857)	(244,853)
Net cash used in operating activities	(11,670,430)	(60,089,699)

INVESTING ACTIVITIES
Capital expenditures	(40,656)	(427,152)
Net cash used in investing activities	(40,656)	(427,152)

FINANCING ACTIVITIES
Proceeds from stock option exercises	—	336,610
Proceeds from sale of shares under common stock purchase agreement	1,661,490	2,571,551
Proceeds from sale of shares in public offering, net of commissions and costs	35,228,564	—
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions	66,551	—
Proceeds from premium finance agreement	—	1,425,174
Installment payments on premium finance agreement	(132,975)	(508,788)
Net cash provided by financing activities	36,823,630	3,824,547

Net increase (decrease) in cash	25,112,544	(56,692,304)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,625,494	80,190,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,738,038	$23,498,371

Supplemental disclosure of cash flow information:
Cash paid for interest	$300,142	$254,311
Schedule of non-cash investing and financing activities:
Equity securities received for sale of ENTADFI® assets	$918,372	$—
Amortization of deferred costs related to common stock purchase agreement	$164,313	$78,677
Right-of-use asset recorded in exchange for lease liabilities	$—	$264,896

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The accompanying condensed consolidated balance sheet as of September 30, 2023 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2024.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”); The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited, Veru Biopharma Europe Limited, and Veru Biopharma Netherlands B.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases (obesity), oncology, and acute respiratory distress syndrome (ARDS). Our drug development program includes enobosarm, a selective androgen receptor modulator, for preferential loss of fat while preventing the loss of muscle and bone, in combination with weight loss drugs, and for the management of advanced breast cancer and sabizabulin, a microtubule disruptor, for the treatment of hospitalized patients with viral induced ARDS. The Company also has the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during the three and six months ended March 31, 2024 and 2023 were derived from sales of FC2.

Restatement: In connection with the preparation of its unaudited condensed consolidated financial statements for the three months ended December 31, 2023, the Company identified errors related to the accounting for research and development expenses associated with the Company’s projects with third-party service providers. The Company inaccurately estimated the work completed by the third-party service providers. Refer to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2023, filed with the SEC on April 1, 2024 for more information regarding the restatement of the consolidated financial statements for the fiscal years ended September 30, 2023 and 2022. Due to the inaccurate estimation of the work completed by third-party service providers, the Company understated its operating expenses for research and development for the three and six months ended March 31, 2023. As a result, this report reflects a restatement of the Company’s interim financial statements as of March 31, 2023 and for the three and six months ended March 31, 2023.

A summary of the impact of the error on the unaudited condensed consolidated balance sheet as of March 31, 2023 is as follows:

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

A summary of the impact of the error on the unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2023 is as follows:

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

A summary of the impact of the error on the unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2023 is as follows:

	Six Months Ended March 31, 2023
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Net loss	$(75,635,085)	$3,137,154	$(72,497,931)
(Increase) decrease in prepaid expenses and other assets	$4,480,405	$(851,348)	$3,629,057
Increase in accrued expenses and other current liabilities	$1,374,233	$(2,285,806)	$(911,573)

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

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and six months ended March 31, 2024 and 2023, comprehensive loss is equivalent to the reported net loss.

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

The Company believes its current cash position and cash expected to be generated from sales of FC2 will be adequate to fund planned operations of the Company for the next 12 months. To the extent the Company may need additional capital for its operations or the conditions for raising capital are favorable, the Company may access financing alternatives that may include debt financing, common stock offerings, or financing involving convertible debt or other equity-linked securities and may include financings under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606) (the “Current Shelf Registration Statement”) or under a new registration statement. The Company intends to be opportunistic when pursuing equity or debt financing, which could include selling common stock under its common stock purchase agreement with Lincoln Park Capital Fund, LLC (see Note 9) or its open market sale agreement with Jefferies LLC (see Note 9) to the extent sales may be made pursuant to such agreement. As a result of the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, the Company is ineligible to file new registration statements on Form S-3 until no earlier than March 1, 2025. If the Company seeks to access the capital markets through a registered offering pursuant to a new registration statement on Form S-1, the Company would be required to disclose the proposed offering and the material terms thereof before the offering commences. As a result of such disclosure and potential for SEC review of such registration statement on Form S-1, the Company may experience delays in the offering process and it may incur increased offering and transaction costs and other impediments to such an offering. If the Company was unable to raise capital through a registered offering, it may be required to raise capital on a private placement basis, which may be subject to pricing, size and other limitations imposed under NASDAQ rules, or seek other sources of capital. While the Company believes it will be able to continue to use the Current Shelf Registration Statement until it files its Annual Report on Form 10-K for the year ending September 30, 2024, the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and the Form 8-K may impair its ability to conduct an underwritten or other offering under the Current Shelf Registration Statement, and as a result of this filing delinquency the Company is not in compliance with a provision of the open market sale agreement with Jefferies LLC, which would prevent the Company from making additional sales under such agreement unless such non-compliance is waived. Between the time the Company files its Annual Report on Form 10-K for the year ending September 30, 2024 and at least March 1, 2025, the Company will not be able to sell any securities pursuant to the Current Shelf Registration Statement, including under its common stock purchase agreement with Lincoln Park Capital Fund, LLC.

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

As of March 31, 2024 and September 30, 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2024 and 2023:

	Six Months Ended
	March 31,
	2024	2023

Beginning balance	$1,331,000	$4,294,000
Change in fair value of derivative liabilities	(19,000)	(530,000)
Ending balance	$1,312,000	$3,764,000

The gain associated with the change in fair value of the embedded derivatives is included as a separate line item on the accompanying unaudited condensed consolidated statements of operations.

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

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of March 31, 2024 and September 30, 2023:

Valuation Methodology	Significant Unobservable Input	March 31, 2024	September 30, 2023

Scenario-Based	Estimated change of control dates	December 2024 to December 2026	December 2024 to December 2026
	Discount rate	15.1% to 16.3%	14.1% to 15.1%
	Probability of change of control	20% to 90%	20% to 90%

The Company also has an investment in equity securities consisting of the BWV Preferred Stock. The BWV Preferred Stock was received on October 3, 2023 as a settlement of the receivable due on September 30, 2023 related to the sale of ENTADFI. See Note 15 for additional information. The Company has elected to measure the BWV Preferred Stock at fair value in accordance with ASC 825. The investment in the BWV Preferred Stock is classified within Level 3 of the fair value hierarchy because there is no market for the BWV Preferred Stock and the fair value is determined using significant unobservable inputs. The fair value of the BWV Preferred Stock has been determined using a probability-weighted bond plus call option model, which incorporates the stock price of BWV on the valuation date, expected volatility, expected term, and an applicable discount rate. The Company has also applied a discount for lack of marketability due to the fact that there is no market for the preferred stock and a probability of dissolution. The following table summarizes the significant unobservable inputs used in the bond plus call model as of October 3, 2023 (the date the shares of BWV Preferred Stock were received and initially recognized) and as of March 31, 2024:

Significant Unobservable Input	October 3, 2023	March 31, 2024

Expected volatility	79%	80%
Expected term	3.0 years	2.51 years
Discount rate	35%	35%
Probability of dissolution	60%	75%
Discount for lack of marketability	15%	13%

Estimating the fair value of the shares of BWV Preferred Stock requires the use of estimates and judgments. Changes in estimates and judgments could result in a significant change in estimate of the fair value and future adjustments.

The following table provides a reconciliation of the beginning and ending balance associated with the BWV Preferred Stock measured at fair value for the six months ended March 31, 2024, which is presented as investments in equity securities on the accompanying unaudited condensed consolidated balance sheet:

	Six Months Ended
	March 31,
	2024	2023

Beginning balance	$—	$—
Additions	918,372	—
Change in fair value of equity securities	(571,928)	—
Ending balance	$346,444	$—

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of ENTADFI for the three and six months ended March 31, 2023. The following table presents net revenues from these three categories:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
FC2
Global public health sector	$3,537,994	$2,434,287	$5,045,001	$4,771,284
U.S. prescription channel	597,307	4,146,160	1,231,026	4,309,164
Total FC2	4,135,301	6,580,447	6,276,027	9,080,448
ENTADFI	—	5,520	—	13,313
Net revenues	$4,135,301	$6,585,967	$6,276,027	$9,093,761

The following table presents net revenues by geographic area:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

United States	$1,237,629	$4,787,258	$2,593,718	$5,596,635
South Africa	1,177,200	1,328,400	1,177,200	1,329,678
Mozambique	855,360	*	855,360	*
Other	865,112	470,309	1,649,749	2,167,448
Net revenues	$4,135,301	$6,585,967	$6,276,027	$9,093,761

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $517,000 and $105,000 at March 31, 2024 and September 30, 2023, respectively.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company's standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable are affected by the mix of purchasers within the period. As is typical in the Company's business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to 90 days subsequent to clearance of the product by the Ministry of Health in Brazil. The Company has $0.6 million of trade receivables as of March 31, 2024 due from its distributor in Brazil for sales recognized in fiscal 2021, which the Company expects to be paid within one year.

The components of accounts receivable consisted of the following at March 31, 2024 and September 30, 2023:

	March 31,	September 30,
	2024	2023

Trade receivables, gross	$6,724,631	$8,445,370
Less: allowance for credit losses	(3,923,857)	(3,923,857)
Less: allowance for sales returns and payment term discounts	(15,443)	(15,005)
Accounts receivable, net	$2,785,331	$4,506,508

At March 31, 2024 and at September 30, 2023, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At March 31, 2024, five customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 71% of net accounts receivable in the aggregate. At September 30, 2023, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 71% of net accounts receivable in the aggregate.

For the three months ended March 31, 2024, there were five customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 72% of the Company’s net revenues in the aggregate. For the three months ended March 31, 2023, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 75% of the Company’s net revenues in the aggregate, including The Pill Club that represented 59% of the Company’s net revenues in the aggregate.

For the six months ended March 31, 2024, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 39% of the Company’s net revenues in the aggregate. For the six months ended March 31, 2023, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 69% of the Company’s net revenues in the aggregate, including The Pill Club that represented 43% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific allowance for credit losses may be recorded to reduce the related receivable to the amount expected to be recovered. Accounts receivable are charged-off when deemed uncollectible. The Company has an allowance for credit losses of $3.9 million related to the total amount of receivables due from The Pill Club due to The Pill Club’s Chapter 11 bankruptcy, filed on April 18, 2023, which was recorded during the three months ended March 31, 2023. The Company has an open claim with The Pill Club bankruptcy estate for these receivables but it is unlikely that any amounts will be recovered.

The table below summarizes the change in the allowance for credit losses for the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31,
	2024	2023

Beginning balance	$3,923,857	$12,143
Charges to expense, net of recoveries	—	3,911,714
Ending balance	$3,923,857	$3,923,857

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

Inventories consisted of the following at March 31, 2024 and September 30, 2023:

	March 31,	September 30,
	2024	2023

Raw material	$842,691	$1,854,810
Work in process	49,995	112,799
Finished goods	4,856,635	4,913,295
Inventories, gross	5,749,321	6,880,904
Less: inventory reserves	(944,656)	(183,787)
Inventories, net	$4,804,665	$6,697,117

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

Plant and equipment consisted of the following at March 31, 2024 and September 30, 2023:

	Estimated	March 31,	September 30,
	Useful Life	2024	2023
Plant and equipment:
Manufacturing equipment	5 - 8 years	$3,020,613	$3,008,122
Office equipment, furniture and fixtures	3 - 10 years	1,472,328	1,471,870
Leasehold improvements	3 - 8 years	960,694	960,694
Total plant and equipment		5,453,635	5,440,686
Less: accumulated depreciation and amortization		(3,919,439)	(3,787,954)
Plant and equipment, net		$1,534,196	$1,652,732

Depreciation expense was approximately $66,000 and $45,000 for the three months ended March 31, 2024 and 2023, respectively and approximately $132,000 and $93,000 for the six months ended March 31, 2024 and 2023, respectively. Plant and equipment included $226,000 and $214,000 at March 31, 2024 and September 30, 2023, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 7 – Goodwill

The carrying amount of goodwill at March 31, 2024 and September 30, 2023 was $6.9 million. There was no change in the balance during the six months ended March 31, 2024 and 2023.

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

At March 31, 2024 and September 30, 2023, the Residual Royalty Agreement liability consisted of the following:

	March 31,	September 30,
	2024	2023

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	12,688,216	12,377,949
Less: cumulative payments	(4,620,332)	(4,320,190)
Residual royalty agreement liability, excluding embedded derivative liability	8,413,884	8,403,759
Add: embedded derivative liability at fair value (see Note 3)	1,312,000	1,331,000
Total residual royalty agreement liability	9,725,884	9,734,759
Residual royalty agreement liability, short-term portion	(950,600)	(864,623)
Residual royalty agreement liability, long-term portion	$8,775,284	$8,870,136

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

Premium Finance Agreement

On November 1, 2022, the Company entered into a Premium Finance Agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing is payable in eleven monthly installments of principal and interest, beginning on December 1, 2022. The balance of the insurance premium liability was $0.1 million as of September 30, 2023 and was included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The last payment was made in October 2023 and there is no balance outstanding as of March 31, 2024.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at March 31, 2024 and September 30, 2023. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at March 31, 2024 and September 30, 2023, and there was no activity during the three and six months ended March 31, 2024 and 2023.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of March 31, 2024, $35.1 million remains available under that shelf registration statement. The Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024 may impair its ability to raise capital under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606). See Part II, Item 1A, “Risk Factors.”

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

During the six months ended March 31, 2024, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through March 31, 2024, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 800,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 and $1.0 million as of March 31, 2024 and September 30, 2023, respectively, are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

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

During the six months ended March 31, 2024, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through March 31, 2024, we have sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million. The unamortized deferred costs related to the Jefferies Sales Agreement of $204,000 as of March 31, 2024 and September 30, 2023 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

As a result of the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, the Company is not in compliance with a provision of the Jefferies Sales Agreement, which would prevent it from making additional sales under the Jefferies Sales Agreement unless such non-compliance is waived.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three and six months ended March 31, 2024 and 2023, we recorded share-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Cost of sales	$94,384	$87,356	$191,089	$151,364
Selling, general and administrative	2,704,463	2,903,812	5,531,328	6,515,911
Research and development	835,324	846,430	1,318,703	2,015,592
Share-based compensation	$3,634,171	$3,837,598	$7,041,120	$8,682,867

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 4,000,000 shares of common stock under the Inducement Plan and as of March 31, 2024, 3,967,083 shares remain available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of March 31, 2024, 3,010,363 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of March 31, 2024, 260,605 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense for stock options forfeited during the period of $0.3 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively, and $1.4 million during each of the six months ended March 31, 2024 and 2023.

The following table outlines the weighted average assumptions for options granted during the three and six months ended March 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Weighted Average Assumptions:
Expected volatility	109.10%	102.90%	105.59%	98.49%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.21%	3.84%	4.57%	4.24%
Expected term (in years)	5.6	5.6	5.9	6.0
Fair value of options granted	$0.44	$3.63	$0.55	$9.10

During the three and six months ended March 31, 2024 and 2023, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at March 31, 2024:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2023	17,367,643	$5.28
Granted	437,500	$0.67
Exercised	—	$—
Forfeited and expired	(782,705)	$9.07
Outstanding at March 31, 2024	17,022,438	$4.99	6.53	$23,750
Exercisable at March 31, 2024	11,870,183	$4.34	5.65	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended March 31, 2024 of $0.70, less the respective weighted average exercise price per share at period end.

There were no stock options exercised during the six months ended March 31, 2024. The total intrinsic value of options exercised during the six months ended March 31, 2023 was approximately $486,000. Cash received from options exercised during the six months ended March 31, 2023 was approximately $337,000.

As of March 31, 2024, the Company had unrecognized compensation expense of approximately $17.2 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.6 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of March 31, 2024, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company’s leases have remaining lease terms of less than two years to six years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it receives sublease income. Sublease income is recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842. This lease, and the related sublease, terminated on October 31, 2023 and will not be renewed. The Company does not have any leases that have not yet commenced as of March 31, 2024.

The components of the Company’s lease cost were as follows for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating lease cost	273,934	279,450	$538,323	$560,901
Short-term lease cost	10,706	10,999	20,920	21,100
Variable lease cost	15,300	52,552	43,802	102,643
Sublease income	—	(44,845)	(15,148)	(89,689)
Total lease cost	$299,940	$298,156	$587,897	$594,955

The Company paid cash of $524,000 and $482,000 for amounts included in the measurement of operating lease liabilities during the six months ended March 31, 2024 and 2023, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and September 30, 2023.

Other information related to the Company’s leases as of March 31, 2024 and September 30, 2023 was as follows:

	March 31,	September 30,
	2024	2023
Operating Leases
Weighted-average remaining lease term (years)	5.5	6.1
Weighted-average discount rate	7.5%	7.7%

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

On October 9, 2023, Mohamed Alshourbagy, a purported stockholder, filed a derivative action in the United States District Court for the Southern District of Florida (Alshourbagy v. Steiner et al., Case No. 1:23-cv-23846), against the Company as a nominal defendant, and Company officers and directors Mitchell S. Steiner, Mario A. Eisenberger, Harry D. Fisch, Michael L. Rankowitz, Grace S. Hyun, Lucy Lu, and Michele Greco (the “Alshourbagy Lawsuit”). The Alshourbagy lawsuit asserts claims for breach of fiduciary duty and contribution primarily in connection with the issues and claims asserted in the Ewing Lawsuit. The Alshourbagy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, injunctive relief, restitution, and an award of reasonable fees and expenses.

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from BWV on promissory notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. The agreement resulted in a reduction in research and development expense for the three and six months ended March 31, 2024 of $0.6 million. $0.9 million is included in accounts payable and $5.0 million is included in other liabilities related to this agreement as of March 31, 2024 on the accompanying condensed consolidated balance sheet.

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

A reconciliation of income tax expense (benefit) and the amount computed by applying the U.S. statutory rate of 21% to loss before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023 (Restated)	2024	2023 (Restated)

Income tax benefit at U.S. federal statutory rates	$(2,067,229)	$(7,109,662)	$(3,820,397)	$(15,252,881)
State income tax benefit, net of federal benefit	(160,063)	(550,491)	(295,808)	(1,181,009)
Non-deductible expenses	171,608	334,113	261,018	447,569
Effect of stock options exercised	—	(19,887)	—	63,849
U.S. research and development tax credit	(247,000)	(1,330,000)	(417,000)	(2,420,000)
Effect of foreign income tax rates	8,645	(19,026)	(82,946)	(99,136)
Change in valuation allowance	2,476,077	8,634,894	4,464,755	18,313,389
Other, net	(36)	(6,500)	(59)	(6,618)
Income tax expense (benefit)	$182,002	$(66,559)	$109,563	$(134,837)

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

Note 15 – Sale of ENTADFI Assets

On April 19, 2023, the Company entered into an asset purchase agreement (the “BWV Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with BWV. The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable pursuant to a promissory note due on September 30, 2023, $5.0 million payable pursuant to a promissory note due on April 19, 2024 (the “April 2024 Promissory Note”), and $5.0 million payable pursuant to a promissory note due on September 30, 2024 (the “September 2024 Promissory Note” and, together with the April 2024 Promissory Note, the “BWV Promissory Notes”), plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company believes the probability of receiving any Milestone Payments is remote.

On September 29, 2023, the Company entered into an Amendment to the BWV Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of BWV Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the BWV Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The BWV Preferred Stock is convertible by the Company at any time and from time to time from and after one year from the date of issuance of the BWV Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The BWV Preferred Stock issued to the Company is initially convertible into an aggregate of approximately 5,709,935 shares of BWV’s common stock, subject to certain shareholder approval limitations. BWV agreed in the Amendment to use commercially reasonable efforts to obtain such shareholder approval by December 31, 2023. Such shareholder approval has not been obtained as of March 31, 2024. BWV also agreed to include the shares of common stock issuable upon conversion of the BWV Preferred Stock in the next resale registration statement filed with the Securities and Exchange Commission. Such registration statement has not been filed as of March 31, 2024.

The Company determined that it was not probable, at the time of the transaction and at March 31, 2024, that substantially all of the consideration promised under the BWV Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023. The Company recognized a gain on sale of $0.9 million during the six months ended March 31, 2024 based on the determination of the fair market value of the BWV Preferred Stock. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the BWV Promissory Notes for future installments of the purchase price. As discussed in Note 16, the Company entered into a Forbearance Agreement with BWV on April 24, 2024, with respect to certain defaults under the BWV Promissory Notes.

Note 16 – Subsequent Events

On April 24, 2024, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with BWV, relating to certain defaults under the BWV Promissory Notes. Pursuant to the Forbearance Agreement, (a) BWV agreed to make a payment of $50,000 of the principal payable under the April 2024 Promissory Note not later than April 29, 2024, which was paid on April 25, 2024, and (b) the Company agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its rights and remedies on account of the failure by BWV to pay the amounts due under the April 2024 Promissory Note on the due date of April 19, 2024, and on account of any failure by BWV to make any mandatory repayment under the BWV Promissory Notes that may have become due or may become due in connection with certain transactions relating to BWV’s acquisition of Proteomedix AG, in each case for a period (the “Forbearance Period”) commencing on April 24, 2024 and ending on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). The Company also agreed that during the Forbearance Period the default provision in the BWV Promissory Notes relating to insolvency of BWV will not apply.

BWV agreed in the Forbearance Agreement to make the following required payments during the Forbearance Period towards the remaining principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 15% of cash receipts of BWV or its subsidiaries from certain sale or licensing revenues or payments; and (2) payment of 10% of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by BWV or any of its subsidiaries during the Forbearance Period. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period.

The Forbearance Agreement does not affect the maturity date of the September 2024 Promissory Note, which continues to have a maturity date of September 30, 2024 for the payment of the full principal amount of $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the section titled “Restatement” in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the financial information as of September 30, 2023 and for the three and six months ended March 31, 2023 included herein has been restated. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases, oncology, and ARDS. Our drug development program includes two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, a selective androgen receptor modulator (“SARM”), is being developed for two indications: (i) enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness and (ii) subject to the availability of sufficient funding, enobosarm plus abemaciclib for the treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer in the 2nd line setting. Sabizabulin, a microtubule disruptor, is being developed for the treatment of hospitalized patients with viral-induced ARDS. We do not intend to undertake further development of sabizabulin for the treatment of viral-induced ARDS until we obtain funding from government grants, pharmaceutical company partnerships, or other similar third-party external sources. We also have an FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections.

Obesity and Overweight Program

Our metabolic drug pipeline is focused on the clinical development of enobosarm, an oral SARM, initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

Overweight and obese patients treated with GLP-1 RA drugs have significant weight loss composed of reductions in both fat mass and lean body mass (muscle). Up to 20-50% of the total weight loss caused by GLP-1 RA treatment is attributable to muscle loss. According to the CDC, 41.5% of older adults are obese and could benefit from weight loss medication. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity. Sarcopenic obese patients are patients who have both obesity and age-related low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA drug. Patients with critically low muscle mass may experience muscle weakness leading to poor balance, decreased gait speed, mobility disability, falls, bone fractures, and increased mortality that may be accelerated or exacerbated by treatment with GLP-1 RA.

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

Enobosarm has been studied in five clinical studies involving 968 older men and postmenopausal women as well as older patients who have muscle wasting because of advanced cancer. Advanced cancer simulates a “starvation state” where there is significant loss or wasting of muscle like what is observed with GLP-1 RA treatment. These clinical trials include two Phase 2 clinical trials in 168 healthy older or sarcopenic subjects and one Phase 2b clinical trial and two Phase 3 clinical trials in 800 subjects who have muscle loss caused by cancer. We believe the totality of the clinical data from these five clinical trials provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass. In addition, we believe there is also clinical rationale for the administration of enobosarm to “rescue” at-risk sarcopenic obese or overweight elderly patients who may be forced to discontinue treatment with a GLP-1 RA due to the muscle loss depleting their muscle mass to critically low amounts resulting in muscle weakness and physical function limitations. In one of the Phase 2 clinical trials, enobosarm was evaluated in 120 elderly men over 60 years old and postmenopausal women treated for 12 weeks, patients receiving 3mg dose of enobosarm (n=24) demonstrated a statistically significant (i) increase in total lean body mass (average increase of 1.25 kg (p = < 0.001)) and (ii) decrease in total fat mass (average decrease of 0.32 kg (p=0.049)). When measuring physical function by stair climb test, patients receiving 3mg dose of enobosarm in this trial also demonstrated statistically significant improvements compared to placebo (p=0.049).

Although these five clinical trials were not specifically conducted in an obese population, an ad hoc subset analysis was performed on obese patients, who had a BMI of 30 or greater and were 60 years of age or older, who were enrolled in the Phase 3 placebo-controlled 504 clinical study which evaluated enobosarm 3mg treatment in metastatic lung cancer patients on chemotherapy. Even though a small sample size of 29 subjects, notable differences consistent with an obesity drug that preserves muscle and decreases fat were observed. At 12 weeks, enobosarm 3mg treated subjects had 4.96% increase in total lean body mass compared to placebo and a 5.77 % reduction in fat mass compared to placebo. By 21 weeks, enobosarm 3mg treatment resulted in a 14.4% loss in total fat mass and a 4.51% loss of total DEXA body weight compared to placebo while maintaining total lean mass. It should be noted that these results were from the short-term treatment of enobosarm alone.

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

Although these five clinical trials were previously conducted under investigational new drug applications not sponsored by Veru, Veru owns all this clinical data as part of our enobosarm exclusive global in-license agreement.

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

We submitted an Investigational New Drug Application (IND) for enobosarm for a Phase 2b clinical study in January 2024. In February 2024, the Company received FDA clearance to initiate the Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in approximately 90 sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. The primary endpoint is total lean body mass, and the key secondary endpoint is total body fat mass at 16 weeks. In April 2024 the Company announced that it had enrolled its first patients in the Phase 2b clinical study with the topline clinical results from the trial expected at the end of the fourth calendar quarter of 2024. The purpose of the Phase 2b clinical trial is to select the optimal dose of enobosarm in combination with a GLP-1 RA that best preserves muscle and reduces fat after 16 weeks of treatment to advance into a Phase 3 obesity or overweight clinical trial.

After completing the efficacy dose-finding portion of the Phase 2b clinical trial, it is expected that participants will then continue into a Phase 2b extension trial where all patients will stop treatment with the GLP-1 RA drug, but continue taking placebo, 3mg of enobosarm, or 6mg of enobosarm in a double-blind fashion for 12 weeks to determine the ability of enobosarm to maintain muscle and prevent fat and weight rebound after stopping a GLP-1 RA. The results of the separate Phase 2b extension clinical study are expected in the second quarter of calendar year 2025.

There can be no assurances that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

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

The primary endpoint for the Stage 1 portion of the Phase 3 clinical trial is objective tumor response rates (“ORR”). We are currently producing clinical supply of 3mg and 6mg in addition to 9mg enobosarm capsules for the additional dose optimization arms.

We began patient enrollment in April 2022. As of August 2023, we had completed the target enrollment of three patients in the Stage 1a portion of the Phase 3 ENABLAR-2 clinical trial to assess the safety and pharmacokinetics of the combination of abemaciclib and enobosarm. There were no reported drug-to-drug interactions between abemaciclib and enobosarm or new safety findings in the three patients as of the data cutoff date. Further, the early preliminary clinical results showed two partial responses and one stable disease in the first three patients based on local assessments.

Subject to the availability of sufficient funding, we expect to have topline data from Stage 1b of our Phase 3 ENABLAR-2 clinical trial by early 2026. If enobosarm monotherapy or abemaciclib + enobosarm combination therapy compared to estrogen blocking agent (active control) demonstrates significant improvement in ORR, which is considered a surrogate endpoint for clinical benefit, then we may meet with the FDA to consider an accelerated approval regulatory pathway based on the clinical data from the Stage 1b portion of the Phase 3 clinical trial. Granting accelerated approval for investigational products is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for this approval pathway, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

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

In the global public health sector outside the U.S., we market FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. After the COVID-19 pandemic, there has been an increase in interest to resume distribution of FC2 in the global public sector. We are currently supplying a large multi-year South African tender for female condoms, which is expected to continue until 2025 and have been successful in securing supply under a new tender in Brazil, which we expect to start supplying in the current fiscal year.

Sale of ENTADFI

On April 19, 2023, the Company entered into an asset purchase agreement (the “BWV Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“BWV”). The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable pursuant to a promissory note due on September 30, 2023, $5.0 million payable pursuant to a Promissory Note due on April 19, 2024 (the “April 2024 Promissory Note”), and $5.0 million payable pursuant to a Promissory Note due on September 30, 2024 (the “September 2024 Promissory Note” and, together with the April 2024 Promissory Note, the “BWV Promissory Notes”), plus up to $80.0 million based on BWV’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company believes the probability of receiving any Milestone Payments is remote.

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

On April 24, 2024, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with BWV, relating to certain defaults under the BWV Promissory Notes. Pursuant to the Forbearance Agreement, (a) BWV agreed to make a payment of $50,000 of the principal payable under the April 2024 Promissory Note not later than April 29, 2024, which was paid on April 25, 2024, and (b) the Company agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its rights and remedies on account of the failure by BWV to pay the amounts due under the April 2024 Promissory Note on the due date of April 19, 2024, and on account of any failure by BWV to make any mandatory repayment under the BWV Promissory Notes that may have become due or may become due in connection with certain transactions relating to BWV’s acquisition of Proteomedix AG, in each case for a period (the “Forbearance Period”) commencing on April 24, 2024 and ending on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). The Company also agreed that during the Forbearance Period the default provision in the BWV Promissory Notes relating to insolvency of BWV will not apply.

BWV agreed in the Forbearance Agreement to make the following required payments during the Forbearance Period towards the remaining principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 15% of cash receipts of BWV or its subsidiaries from certain sale or licensing revenues or payments; and (2) payment of 10% of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by BWV or any of its subsidiaries during the Forbearance Period. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period.

The Forbearance Agreement does not affect the maturity date of the September 2024 Promissory Note, which continues to have a maturity date of September 30, 2024 for the payment of the full principal amount of $5,000,000.

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

We have seen increases in the cost of the nitrile polymer used to produce FC2, as well as transportation costs, and may also experience increases in other material costs due to the impact of inflation. Also, the Company's decision to launch a telehealth portal may result in increases in expenses associated with acquiring new FC2 users. As a result, there may be an unfavorable impact on the Company's selling expenses and income from operations if it cannot pass through these increases to its customers.

Conducting research and development is central to our obesity and overweight, oncology, and infectious disease programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $3.0 million and $17.9 million for the three months ended March 31, 2024 and 2023, respectively, and $4.6 million and $38.5 million for the six months ended March 31, 2024 and 2023, respectively. The decrease in expenses in the three and six months ended March 31, 2024 is due to the termination of various trials that had been ongoing during the three and six months ended March 31, 2023 as a result of the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

The Company generated net revenues of $4.1 million and net loss of $10.0 million, or $(0.07) per basic and diluted common share, for the three months ended March 31, 2024, compared to net revenues of $6.6 million and net loss of $33.8 million, or $(0.42) per basic and diluted common share, for the three months ended March 31, 2023. Net revenues decreased 37% compared to the prior period.

Substantially all of the Company’s net revenues for the three months ended March 31, 2024 and 2023 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. In the U.S. prescription channel, the Company’s customers include primarily telehealth providers. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies that purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.

For the three months ended March 31, 2024 and 2023, the Company had net revenues from the U.S. prescription channel of $0.6 million and $4.1 million, respectively, and net revenues from the global public health sector of $3.5 million and $2.4 million, respectively. There was a change in the sales mix with the U.S. prescription channel representing 14% of total FC2 net revenues in the current year period compared to 63% in the prior year period and the global public health sector representing 86% of total FC2 net revenues in the current year period compared to 37% in the prior year period. Global public health sector sales are at a lower sales price per unit. The Company experienced a decrease compared to the prior year period of 86% in FC2 net revenues in the U.S. prescription channel and an increase compared to the prior year period of 45% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is due to sales in the prior year to The Pill Club of $3.9 million, which was 95% of net revenues from the U.S. prescription channel in the prior year. The Pill Club filed for Chapter 11 bankruptcy in April 2023. We recorded a provision for credit losses during the three months ended March 31, 2023, which offset the net revenues from The Pill Club during such period.

The increase in sales in the global public health sector is due to timing and shipment of orders. Significant quarter-to-quarter variances in sales in the global public health sector have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector.

Cost of sales increased to $3.5 million in the three months ended March 31, 2024 from $2.5 million in the three months ended March 31, 2023 primarily due to an increase in unit sales and an increase in the provision for obsolete inventory of $0.6 million related to inventory in the U.S. prescription channel, partially offset by a decrease in cost per unit sold primarily attributed to decreased overhead costs.

Gross profit decreased to $0.7 million in the three months ended March 31, 2024 from $4.1 million in the three months ended March 31, 2023. Gross profit margin for the fiscal 2024 period was 16% of net revenues, compared to 62% of net revenues for the fiscal 2023 period. The decrease in the gross profit and gross profit margin is primarily due to the change in our sales mix, which included a decrease in FC2 net revenues in the U.S. prescription channel due to The Pill Club, which have higher profit margins and due to the increase in cost of sales, as discussed above.

Research and development expenses decreased to $3.0 million in the three months ended March 31, 2024 from $17.9 million in the same period in fiscal 2023. The decrease is due to the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. The Company did not have significant research and development activity during the three months ended March 31, 2024 as it was preparing to submit an IND for enobosarm for a Phase 2b clinical study for weight loss and the development of its other programs has been paused. The Company incurred $9.7 million of expenses in the prior year period related to sabizabulin for COVID-19 and the Company’s related emergency use authorization application. Additionally, personnel costs included in research and development expenses decreased by $1.1 million due to a reduction in headcount.

Selling, general and administrative expenses were $7.6 million in the three months ended March 31, 2024, which is decreased from $12.8 million in the three months ended March 31, 2023. The decrease is due primarily to commercialization costs incurred in the prior year of $3.7 million related to the preparation for the potential launch of sabizabulin for COVID-19, which did not occur. Additionally, administrative personnel costs decreased by $0.8 million due to a reduction in headcount.

The Company recorded a provision for credit losses of $3.9 million in the prior year related to the total amount of receivables due from The Pill Club due to the uncertainty related to its financial condition.

In the prior year, the Company also recorded an impairment charge of $3.9 million related to IPR&D assets recorded for sabizabulin for prostate cancer and zuclomiphene, as a result of the Company’s strategic decision to refocus its drug development efforts on those drug candidates that it believes have the best opportunity to lead to long-term success and shareholder value creation.

Interest expense, which is related to accretion of the liability for the Residual Royalty Agreement, was $0.1 million in the three months ended March 31, 2024, compared with $0.7 million in the three months ended March 31, 2023. The decrease relates to a decrease in actual and projected FC2 sales.

The gain associated with the change in fair value of the embedded derivative related to the Residual Royalty Agreement was $21,000 in the three months ended March 31, 2024, compared to $1.2 million in the three months ended March 31, 2023. The liability associated with embedded derivative represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The loss associated with the change in fair value of equity securities for the three months ended March 31, 2024 was $0.2 million. This is due to the change in fair value of the shares of BWV Preferred Stock, primarily driven by a decrease in the stock price of BWV. See Note 3 to the financial statements included in this report for additional information.

Income tax expense in the three months ended March 31, 2024 was $182,000, compared to income tax benefit of $67,000 in the three months ended March 31, 2023. The income tax expense is primarily due to an increase in taxable income during the period for the Company’s subsidiary in the U.K. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense or benefit.

SIX MONTHS ENDED MARCH 31, 2024 COMPARED TO SIX MONTHS ENDED MARCH 31, 2023

The Company generated net revenues of $6.3 million and net loss of $18.3 million, or $(0.15) per basic and diluted common share, for the six months ended March 31, 2024, compared to net revenues of $9.1 million and net loss of $72.5 million, or $(0.90) per basic and diluted common share, for the six months ended March 31, 2023. Net revenues decreased 31% compared to the prior period.

Substantially all of the Company’s net revenues for the six months ended March 31, 2024 and 2023 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. In the U.S. prescription channel, the Company’s customers include primarily telehealth providers. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies that purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.

For the six months ended March 31, 2024 and 2023, the Company had net revenues from the U.S. prescription channel of $1.2 million and $4.3 million, respectively, and net revenues from the global public health sector of $5.0 million and $4.8 million, respectively. There was a change in the sales mix with the U.S. prescription channel representing 20% of total FC2 net revenues in the current year period compared to 47% in the prior year period and the global public health sector representing 80% of total FC2 net revenues in the current year period compared to 53% in the prior year period. Global public health sector sales are at a lower sales price per unit. The Company experienced a decrease compared to the prior year period of 71% in FC2 net revenues in the U.S. prescription channel and an increase compared to the prior year period of 6% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is due to sales in the prior year to The Pill Club of $3.9 million, which was 91% of net revenues from the U.S. prescription channel in the prior year. The Pill Club filed for Chapter 11 bankruptcy in April 2023. We recorded a provision for credit losses during the six months ended March 31, 2023, which offset the net revenues from The Pill Club during such period.

The increase in sales in the global public health sector is due to timing and shipment of orders. Significant quarter-to-quarter variances in sales in the global public health sector have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and donor governments in the developed world. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector.

Cost of sales increased to $4.4 million in the six months ended March 31, 2024 from $4.3 million in the six months ended March 31, 2023 primarily due to an increase in the provision for obsolete inventory of $0.6 million related to inventory in the U.S. prescription channel, partially offset by a decrease in cost per unit sold primarily attributed to decreased overhead costs.

Gross profit decreased to $1.8 million in the six months ended March 31, 2024 from $4.8 million in the six months ended March 31, 2023. Gross profit margin for the fiscal 2024 period was 29% of net revenues, compared to 53% of net revenues for the fiscal 2023 period. The decrease in the gross profit and gross profit margin is primarily due to the change in our sales mix, which included a decrease in FC2 net revenues in the U.S. prescription channel due to The Pill Club, which have higher profit margins and due to the increase in cost of sales, as discussed above.

Research and development expenses decreased to $4.6 million in the six months ended March 31, 2024 from $38.5 million in the same period in fiscal 2023. The decrease is due to the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. The Company did not have significant research and development activity during the six months ended March 31, 2024 as it was preparing to submit an IND for enobosarm for a Phase 2b clinical study for weight loss and the development of its other programs has been paused. The Company incurred $22.6 million of expenses in the prior year period related to sabizabulin for COVID-19 and the Company’s related emergency use authorization application. Additionally, personnel costs included in research and development expenses decreased by $2.6 million due to a reduction in headcount.

Selling, general and administrative expenses were $15.9 million in the six months ended March 31, 2024, which is decreased from $30.4 million in the six months ended March 31, 2023. The decrease is due primarily to commercialization costs incurred in the prior year of $12.1 million related to the preparation for the potential launch of sabizabulin for COVID-19, which did not occur. Additionally, administrative personnel costs decreased by $0.7 million due to a reduction in headcount.

The Company recorded a provision for credit losses of $3.9 million in the prior year related to the total amount of receivables due from The Pill Club due to the uncertainty related to its financial condition.

In the prior year, the Company also recorded an impairment charge of $3.9 million related to IPR&D assets recorded for sabizabulin for prostate cancer and zuclomiphene, as a result of the Company’s strategic decision to refocus its drug development efforts on those drug candidates that it believes have the best opportunity to lead to long-term success and shareholder value creation.

The Company recorded a gain on sale of ENTADFI assets of $0.9 million in the six months ended March 31, 2024, related to the receipt of the shares of BWV Preferred Stock. Refer to Note 15 to the financial statements included in this report for additional information.

Interest expense, which is related to accretion of the liability for the Residual Royalty Agreement, was $0.3 million in the six months ended March 31, 2024, compared with $1.6 million in the six months ended March 31, 2023. The decrease relates to a decrease in actual and projected FC2 sales.

The gain associated with the change in fair value of the embedded derivative related to the Residual Royalty Agreement was $19,000 in the six months ended March 31, 2024, compared to $0.5 million in the six months ended March 31, 2023. The liability associated with embedded derivative represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The loss associated with the change in fair value of equity securities for the six months ended March 31, 2024 was $0.6 million. This is due to the change in fair value of the shares of BWV Preferred Stock, primarily driven by an increase in the probability of dissolution of BWV. See Note 3 to the financial statements included in this report for additional information.

Income tax expense in the six months ended March 31, 2024 was $110,000, compared to income tax benefit of $135,000 in the six months ended March 31, 2023. The income tax expense is primarily due to an increase in taxable income during the period for the Company’s subsidiary in the U.K. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense or benefit.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at March 31, 2024 was $34.7 million, compared to $9.6 million at September 30, 2023. At March 31, 2024, the Company had working capital of $35.6 million and stockholders’ equity of $45.2 million compared to working capital of $5.1 million and stockholders’ equity of $19.7 million as of September 30, 2023. The increase in working capital is primarily due to the increase in cash on hand, related to the public offering of our common stock, which resulted in net proceeds to the Company of approximately $35.2 million, and a decrease in accounts payable.

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

The Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024 may impair its ability to raise capital under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606) or under a new registration statement. See Part II, Item 1A, “Risk Factors.”

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from BWV pursuant to the BWV Promissory Notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026.

Operating activities

Operating activities used cash of $11.7 million in the six months ended March 31, 2024. Cash used in operating activities included net loss of $18.3 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $8.1 million and changes in operating assets and liabilities resulting in a decrease of $1.5 million. Adjustments to net loss primarily consisted of $7.0 million of share-based compensation, $0.8 million for a provision for obsolete inventory, and $0.6 million for the change in fair value of equity securities, partially offset by the gain on sale of ENTADFI assets of $0.9 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accounts payable of $5.5 million and an increase in prepaid expenses and other assets of $0.7 million, partially offset by a decrease in accounts receivable of $1.7 million, a decrease in inventories of $1.1 million, and an increase in accrued expenses and other current liabilities of $2.2 million.

Operating activities used cash of $60.1 million in the six months ended March 31, 2023. Cash used in operating activities included net loss of $72.5 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $17.8 million and changes in operating assets and liabilities resulting in a decrease of $5.4 million. Adjustments to net loss primarily consisted of $8.7 million of share-based compensation, $3.9 million for impairment of intangible assets, $3.9 million provision for credit losses, and interest expense in excess of interest paid of $1.3 million. The decrease in cash from changes in operating assets and liabilities included an increase in accounts receivable of $3.9 million and a decrease in accounts payable of $4.8 million, and a decrease in accrued expenses and other current liabilities of $0.9 million partially offset by a decrease in prepaid expenses and other current assets of $3.6 million.

Investing activities

Net cash used in investing activities was $41,000 in the six months ended March 31, 2024, and consisted of capital expenditures at our Malaysia location.

Net cash used in investing activities was $0.4 million in the six months ended March 31, 2023, and consisted of capital expenditures primarily at our Malaysia location.

Financing activities

Net cash provided by financing activities in the six months ended March 31, 2024 was $36.8 million, and primarily consisted of proceeds from the sale of shares in a public offering, net of commissions and costs, of $35.2 million and proceeds from sale of shares under the common stock purchase agreement with Lincoln Park Capital (see discussion below) of $1.7 million.

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

The Company made total payments under the Residual Royalty Agreement of $0.3 million during the six months ended March 31, 2024 and 2023. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to March 31, 2024 will be approximately $1.0 million under the Residual Royalty Agreement.

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

During the six months ended March 31, 2024, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. Since inception of the Lincoln Park Purchase Agreement through March 31, 2024, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

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

During the six months ended March 31, 2024, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through March 31, 2024, we have sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million.

As a result of the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, the Company is not in compliance with a provision of the Jefferies Sales Agreement which would prevent it from making additional sales under the Jefferies Sales Agreement unless such non-compliance is waived.

Fair Value Measurements

As of March 31, 2024 and September 30, 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provision in the Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting described below.

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

As a result of the identified material weaknesses, management directed a comprehensive review of complex, nonrecurring transactions and of the estimated research and development expenses associated with activities conducted by third-party service providers to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the unaudited condensed consolidated financial statements included in this Form 10-Q as of and for the three and six month periods ended March 31, 2024 fairly present, in all material respects, our financial condition, results of operations, and cash flows for the period presented in conformity with U.S. GAAP.

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

We have implemented additional controls and review procedures to enhance our internal control over financial reporting with respect to the Company’s estimate of research and development expenses associated with activities conducted by third-party service providers, which includes the following:

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

This remediation process is ongoing and cannot be considered complete at this time. The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that we have made progress toward remediation. We continue to implement our remediation plan for the current material weaknesses in internal control over financial reporting. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time and management has concluded that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

As discussed above, we identified material weaknesses in our internal control over financial reporting for the period covered by this Form 10-Q and are implementing a plan of remediation to strengthen the design and operation of our control environment. Other than that described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As a result of our failure to timely file two reports with the SEC, we are currently ineligible to file new registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

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

As a result of our failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, we are ineligible to file new registration statements on Form S-3 until no earlier than March 1, 2025. Our Form S-3 ineligibility may significantly impair our ability to raise necessary capital needed for our business. If we seek to access the capital markets through a registered offering pursuant to a new registration statement on Form S-1, we would be required to disclose the proposed offering and the material terms thereof before the offering commences. As a result of such disclosure and potential for SEC review of such registration statement on Form S-1, we may experience delays in the offering process and we may incur increased offering and transaction costs and other impediments to such an offering. If we are unable to raise capital through a registered offering, we would be required to raise capital on a private placement basis, which may be subject to pricing, size and other limitations imposed under NASDAQ rules, or seek other sources of capital. While we believe we will be able to continue to use our current effective shelf registration statement on Form S-3 (File No. 333-270606) (the “Current Shelf Registration Statement”) until we file our Annual Report on Form 10-K for the year ending September 30, 2024, our failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and the Form 8-K may impair our ability to conduct an underwritten or other offering under the Current Shelf Registration Statement, and as a result of this filing delinquency we are not in compliance with a provision of the Jefferies Sales Agreement which would prevent us from making additional sales under the Jefferies Sales Agreement unless such non-compliance is waived. Between the time we file our Annual Report on Form 10-K for the year ending September 30, 2024 and at least March 1, 2025, we will not be able to sell any securities pursuant to the Current Shelf Registration Statement, including under the Lincoln Park Purchase Agreement.

We may not receive any additional payments from BWV in connection with the sale of our ENTADFI assets and may not receive any value for the shares of BWV Series A Preferred Stock we hold.

In April 2023, we sold our ENTADFI assets to BWV and on September 29, 2023, we entered into an amendment to the BWV Asset Purchase Agreement which provided that the promissory note for the $4 million installment of the purchase price due September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to us of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to us by October 3, 2023 of 3,000 shares of BWV Series A Preferred Stock. The BWV Series A Preferred Stock may not be converted into shares of BWV common stock until one year after issuance. Although BWV’s common stock is currently traded on the Nasdaq Capital Market, there is limited trading volume and we do not have any registration rights with respect to the shares of BWV common stock issuable upon conversion of the BWV Series A Preferred Stock, which means that any sales by us of those shares may be subject to volume and other limitations pursuant to Rule 144 under the Securities Act of 1933, as amended. Under the BWV Asset Purchase Agreement, BWV is obligated to pay an additional $10 million in installments in our fiscal year 2024 pursuant to the BWV Promissory Notes, plus up to an additional $80 million in milestone payments based on BWV’s net sales from ENTADFI business after closing.

There is uncertainty as to whether and when we will receive any future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, and there is a risk of a future default by BWV in performing its payment obligations, and we do not have a security interest in any of BWV’s assets and accordingly would be an unsecured creditor in the event that BWV defaults. We received payment of $1.0 million on September 29, 2023 and a payment of $50,000 on April 25, 2024. On April 24, 2024, we entered into the Forbearance Agreement with BWV, relating to certain defaults under the BWV Promissory Notes, with a Forbearance Period that ends on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). During the Forbearance Period, BWV is obligated to make certain payments towards the outstanding principal amount of the April 2024 Promissory Note based on cash receipts to BWV and its subsidiaries for certain sales or licensing revenues or payments or certain financing or other transactions. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period. The Forbearance Agreement does not affect the maturity date of the September 2024 Promissory Note, which continues to have a maturity date of September 30, 2024 for the payment of the full principal amount of $5.0 million. There can be no assurance as to (1) whether and when we will receive any payments pursuant to the terms of the Forbearance Agreement or otherwise under the BWV Promissory Notes or any sales milestone payments under the BWV Asset Purchase Agreement, (2) the extent of the risk of a future default by BWV in performing its payment or other obligations under the Forbearance Agreement and the BWV Promissory Notes, (3) the ability of BWV to obtain the requisite approval of its shareholders for the conversion of all the shares of BWV Series A Preferred Stock, and (4) whether and when we will be able to receive any cash proceeds from the BWV Series A Preferred Stock. If BWV fails to pay the outstanding BWV Promissory Notes when due or an event of default under the BWV Promissory Notes or the Forbearance Agreement otherwise occurs, we may, among other things, declare the full amount outstanding to be due and sue to collect the BWV Promissory Notes, which actions may force BWV into bankruptcy. There can be no assurance as to whether we would be able to collect any amounts due under the BWV Promissory Notes if BWV files for bankruptcy and, in such event, the BWV Series A Preferred Stock would likely have no value.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: May 8, 2024

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: May 8, 2024

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer