Form 10-Q
period 2024-06-30
VERU INC.
filed 2024-08-08
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 146,383,920 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential development or commercialization of enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a glucagon-like peptide-1 receptor agonist (“GLP-1 RA”) who are at-risk for developing muscle weakness, enobosarm for certain breast cancer patients, and sabizabulin for viral-induced acute respiratory distress syndrome (“ARDS”) indications, the outlook for growth in our FC2 business through telehealth customers, our portal and the global public health sector, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of litigation and other contingencies, financial condition, results of operations, liquidity, cost savings, our ability to continue as a going concern, future ordering patterns of our customers, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●

potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies, and the risk that such results will not support marketing approval, emergency use authorization (“EUA”), or commercialization in the United States or in any foreign country;

●

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

●	potential delays in the timing of approval by the FDA or any other regulatory authority of the release of manufactured lots of approved products;
●

clinical trial results supporting any potential regulatory approval or authorization of any of our products, including enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle weakness, enobosarm for breast cancer, and sabizabulin for the treatment of viral-induced ARDS, may not be replicated in clinical practice;

●

clinical results or early data from clinical trials may not be replicated or continue to occur in additional trials or may not otherwise support further development in the specified product candidate or at all;

●	risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations and to enable us to continue as a going concern;
●

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

●

we need to secure significant funding to advance our drug candidates, including government grants, pharmaceutical company partnerships, or similar external sources to advance the development of sabizabulin as a treatment for viral-induced ARDS;

●

we may not receive any additional payments from Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“BWV”) in connection with the sale of our ENTADFI assets and may not receive any value for the shares of Series A Convertible Preferred Stock of BWV we hold;

●

risks related to the development of our product portfolio, including clinical trials, regulatory approvals and time and cost to bring any of our product candidates to market, and risks related to efforts of our collaborators;

●	product demand and market acceptance of our commercial products and our products in development, if approved;
●

risks related to our ability to obtain insurance reimbursement from private payors or government payors, including Medicare and Medicaid, and similar risks relating to market or political acceptance of any potential or actual pricing for any of our product candidates that, if approved, we attempt to commercialize;

●	some of our products are in development and we may fail to successfully commercialize such products;
●

risks related to our current and any potential new telehealth platform developed or used by us in commercializing our current product or potential future products, including potential regulatory uncertainty around such platforms and market awareness and acceptance of any telehealth platform we develop or use;

●	risks related to our ability to increase sales of FC2 after significant declines in recent periods due to telehealth industry consolidation and the bankruptcy of large telehealth customers;
●

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party’s intellectual property, and licensing risks;

●	competition from existing and new competitors including the potential for reduced sales, pressure on pricing and increased spending on marketing;
●

risks related to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation as well as potential healthcare reform measures;

●

the risk that we will be affected by regulatory and legal developments, including a reclassification of products or repeal or modification of part or all of the Patient Protection and Affordable Care Act;

●	risks inherent in doing business on an international level, including currency risks, regulatory requirements, political risks, export restrictions and other trade barriers;
●

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

●	our reliance on major customers and risks related to delays in, or failure to make, payment of accounts receivable by major customers;
●	risks from rising costs of raw materials and our ability to pass along increased costs to our customers;
●	risks related to our growth strategy;
●	our continued ability to attract and retain highly skilled and qualified personnel;

●

risks relating to the restatement of our unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 and the restatement of our audited consolidated financial statements as of and for the years ended September 30, 2023 and 2022;

●	the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;
●

our ability to remediate the material weaknesses in our internal control over financial reporting that we have identified and the risk that we identify additional deficiencies in our internal control over financial reporting or otherwise fail to maintain an effective system of internal controls;

●

government contracting risks, including the appropriations process and funding priorities, potential bureaucratic delays in awarding contracts, process errors, politics or other pressures, and the risk that government tenders and contracts may be subject to cancellation, delay, restructuring or substantial delayed payments;

●

a governmental tender award indicates acceptance of the bidder’s price rather than an order or guarantee of the purchase of any minimum number of units, and as a result government ministries or other public health sector customers may order and purchase fewer units than the full maximum tender amount;

●

our ability to identify, successfully negotiate and complete suitable acquisitions, out-licensing transactions, in-licensing transactions or other strategic initiatives and to realize any potential benefits of such transactions or initiatives; and

●	our ability to successfully integrate acquired businesses, technologies or products.

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

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024	2023 (Restated)
Assets
Current assets:
Cash and cash equivalents	$29,150,879	$9,625,494
Accounts receivable, net	1,642,063	4,506,508
Inventories, net	4,942,246	6,697,117
Prepaid research and development costs	1,125,699	1,006,252
Prepaid expenses and other current assets	1,615,254	1,097,851
Total current assets	38,476,141	22,933,222
Plant and equipment, net	1,491,129	1,652,732
Operating lease right-of-use assets	3,756,812	4,332,473
Investments in equity securities	228,824	—
Deferred income taxes	12,479,488	12,707,419
Goodwill	6,878,932	6,878,932
Other assets	1,320,328	1,518,313
Total assets	$64,631,654	$50,023,091

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,018,334	$12,931,172
Accrued compensation	3,385,464	990,609
Accrued expenses and other current liabilities	2,191,054	1,987,738
Residual royalty agreement liability, short-term portion	986,388	864,623
Operating lease liability, short-term portion	1,038,795	1,036,590
Total current liabilities	10,620,035	17,810,732
Residual royalty agreement liability, long-term portion	8,577,067	8,870,136
Operating lease liability, long-term portion	3,074,721	3,634,114
Other liabilities	4,739,375	29,948
Total liabilities	27,011,198	30,344,930

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at June 30, 2024 and September 30, 2023	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 148,567,624 and 93,966,402 shares issued and 146,383,920 and 91,782,698 shares outstanding at June 30, 2024 and September 30, 2023, respectively	1,485,676	939,664
Additional paid-in-capital	330,561,916	283,894,830
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(286,039,012)	(256,768,209)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	37,620,456	19,678,161
Total liabilities and stockholders' equity	$64,631,654	$50,023,091

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023 (Restated)	2024	2023 (Restated)

Net revenues	$3,953,870	$3,341,185	$10,229,897	$12,434,946

Cost of sales	2,615,855	2,110,567	7,063,131	6,410,198

Gross profit	1,338,015	1,230,618	3,166,766	6,024,748

Operating expenses:
Research and development	4,879,024	8,787,636	9,515,865	47,259,464
Selling, general and administrative	7,507,609	10,902,916	23,389,380	41,283,275
Provision for credit losses	—	—	—	3,911,714
Impairment of intangible assets	—	—	—	3,900,000
Total operating expenses	12,386,633	19,690,552	32,905,245	96,354,453

Gain on sale of ENTADFI® assets	110,000	4,723,623	1,028,372	4,723,623

Operating loss	(10,938,618)	(13,736,311)	(28,710,107)	(85,606,082)

Non-operating income (expenses):
Interest expense	(127,336)	(648,917)	(437,603)	(2,219,840)
Change in fair value of derivative liabilities	83,000	1,789,000	102,000	2,319,000
Change in fair value of equity securities	(117,620)	—	(689,548)	—
Other income, net	294,122	131,133	736,440	409,059
Total non-operating income (expenses)	132,166	1,271,216	(288,711)	508,219

Loss before income taxes	(10,806,452)	(12,465,095)	(28,998,818)	(85,097,863)

Income tax expense (benefit)	162,422	57,551	271,985	(77,286)

Net loss	$(10,968,874)	$(12,522,646)	$(29,270,803)	$(85,020,577)

Net loss per basic and diluted common shares outstanding	$(0.07)	$(0.14)	$(0.22)	$(1.02)

Basic and diluted weighted average common shares outstanding	146,383,169	88,266,152	131,010,713	83,218,748

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2023 (Restated)	93,966,402	$939,664	$283,894,830	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161
Share-based compensation	—	—	3,406,949	—	—	—	3,406,949
Issuance of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	90,156	902	65,649	—	—	—	66,551
Shares issued in connection with common stock purchase agreement	1,800,000	18,000	1,643,490	—	—	—	1,661,490
Amortization of deferred costs	—	—	(164,313)	—	—	—	(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	52,708,332	527,083	34,702,332	—	—	—	35,229,415
Net loss	—	—	—	—	(8,275,981)	—	(8,275,981)
Balance at December 31, 2023	148,564,890	1,485,649	323,548,937	(581,519)	(265,044,190)	(7,806,605)	51,602,272
Share-based compensation	—	—	3,634,171	—	—	—	3,634,171
Costs of shares issued in connection with public offering of common stock	—	—	(851)	—	—	—	(851)
Net loss	—	—	—	—	(10,025,948)	—	(10,025,948)
Balance at March 31, 2024	148,564,890	1,485,649	327,182,257	(581,519)	(275,070,138)	(7,806,605)	45,209,644
Share-based compensation	—	—	3,376,406	—	—	—	3,376,406
Issuance of shares pursuant to share-based awards	2,734	27	3,253	—	—	—	3,280
Net loss	—	—	—	—	(10,968,874)	—	(10,968,874)
Balance at June 30, 2024	148,567,624	$1,485,676	$330,561,916	$(581,519)	$(286,039,012)	$(7,806,605)	$37,620,456

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2022 (Restated)	82,692,598	$826,926	$253,974,032	$(581,519)	$(163,615,517)	$(7,806,605)	$82,797,317
Share-based compensation	—	—	4,845,269	—	—	—	4,845,269
Issuance of shares pursuant to share-based awards	114,234	1,142	255,990	—	—	—	257,132
Net loss (Restated)	—	—	—	—	(38,708,957)	—	(38,708,957)
Balance at December 31, 2022 (Restated)	82,806,832	828,068	259,075,291	(581,519)	(202,324,474)	(7,806,605)	49,190,761
Share-based compensation	—	—	3,837,598	—	—	—	3,837,598
Issuance of shares pursuant to share-based awards	33,891	339	79,139	—	—	—	79,478
Sale of shares under common stock purchase agreement	1,920,013	19,200	2,552,351	—	—	—	2,571,551
Amortization of deferred costs	—	—	(78,677)	—	—	—	(78,677)
Net loss (Restated)	—	—	—	—	(33,788,974)	—	(33,788,974)
Balance at March 31, 2023 (Restated)	84,760,736	847,607	265,465,702	(581,519)	(236,113,448)	(7,806,605)	21,811,737
Share-based compensation	—	—	4,550,832	—	—	—	4,550,832
Sale of shares under common stock purchase agreement	859,700	8,597	846,843	—	—	—	855,440
Amortization of deferred costs	—	—	(26,172)	—	—	—	(26,172)
Issuance of shares in a Private Investment in Public Equity, net of costs	5,000,000	50,000	4,919,045	—	—	—	4,969,045
Shares issued in connection with common stock purchase agreement	800,000	8,000	1,000,000	—	—	—	1,008,000
Net loss (Restated)	—	—	—	—	(12,522,646)	—	(12,522,646)
Balance at June 30, 2023 (Restated)	91,420,436	$914,204	$276,756,250	$(581,519)	$(248,636,094)	$(7,806,605)	$20,646,236

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2024	2023 (Restated)
OPERATING ACTIVITIES
Net loss	$(29,270,803)	$(85,020,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,033	199,690
Impairment of intangible assets	—	3,900,000
Provision for credit losses	—	3,911,714
Noncash change in right-of-use assets	575,661	556,475
Noncash interest expense, net of interest paid	(69,304)	1,832,092
Gain on sale of ENTADFI® assets	(1,028,372)	(4,723,623)
Share-based compensation	10,417,526	13,233,699
Deferred income taxes	227,931	(213,172)
Change in fair value of derivative liabilities	(102,000)	(2,319,000)
Change in fair value of equity securities	689,548	—
Provision for obsolete inventory	1,266,167	195,587
Other	(2,592)	290
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	2,864,445	(4,729,697)
Decrease in inventories	488,704	845,688
(Increase) decrease in prepaid expenses and other assets	(609,130)	7,030,293
Decrease in accounts payable	(5,173,463)	(6,059,390)
Increase (decrease) in accrued expenses and other liabilities	2,763,598	(6,707,614)
Decrease in operating lease liabilities	(557,188)	(453,809)
Net cash used in operating activities	(17,316,239)	(78,521,354)

INVESTING ACTIVITIES
Cash proceeds from sale of ENTADFI® assets	110,000	6,000,000
Capital expenditures	(95,286)	(452,826)
Net cash provided by investing activities	14,714	5,547,174

FINANCING ACTIVITIES
Proceeds from stock option exercises	3,280	336,610
Proceeds from sale of shares under common stock purchase agreement	1,661,490	3,426,991
Proceeds from sale of shares in public offering, net of commissions and costs	35,228,564	—
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions	66,551	—
Payment of deferred equity financing issuance costs	—	(263,757)
Proceeds from sale of shares in a private investment in public equity, net of costs	—	4,969,045
Proceeds from premium finance agreement	—	1,425,174
Installment payments on premium finance agreement	(132,975)	(897,422)
Net cash provided by financing activities	36,826,910	8,996,641

Net increase (decrease) in cash	19,525,385	(63,977,539)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,625,494	80,190,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,150,879	$16,213,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$506,907	$387,748
Schedule of non-cash investing and financing activities:
Equity securities received for sale of ENTADFI® assets	$918,372	$—
Amortization of deferred costs related to common stock purchase agreement	$164,313	$104,849
Shares issued in connection with common stock purchase agreement	$—	$1,008,000
Right-of-use asset recorded in exchange for lease liabilities	$—	$264,896

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The accompanying condensed consolidated balance sheet as of September 30, 2023 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2024.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”); The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited, Veru Biopharma Europe Limited, and Veru Biopharma Netherlands B.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases (obesity), oncology, and acute respiratory distress syndrome (ARDS). Our drug development program includes enobosarm, a selective androgen receptor modulator, to augment fat loss and to prevent muscle loss, in combination with weight loss drugs, and for the management of advanced breast cancer and sabizabulin, a microtubule disruptor, for the treatment of hospitalized patients with viral induced ARDS. The Company also has the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during the three and nine months ended June 30, 2024 and 2023 were derived from sales of FC2.

Restatement: In connection with the preparation of its unaudited condensed consolidated financial statements for the three months ended December 31, 2023, the Company identified errors related to the accounting for research and development expenses associated with the Company’s projects with third-party service providers. The Company inaccurately estimated the work completed by the third-party service providers. Refer to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2023, filed with the SEC on April 1, 2024 for more information regarding the restatement of the consolidated financial statements for the fiscal years ended September 30, 2023 and 2022. Due to the inaccurate estimation of the work completed by third-party service providers, the Company understated its operating expenses for research and development for the three and nine months ended June 30, 2023. As a result, this report reflects a restatement of the Company’s interim financial statements as of June 30, 2023 and for the three and nine months ended June 30, 2023.

A summary of the impact of the error on the unaudited condensed consolidated balance sheet as of June 30, 2023 is as follows:

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

A summary of the impact of the error on the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2023 is as follows:

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

With respect to the unaudited condensed consolidated statement of cash flows, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing, or financing cash flows for each period. A summary of the impact of the error on the unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2023 is as follows:

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

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and nine months ended June 30, 2024 and 2023, comprehensive loss is equivalent to the reported net loss.

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

As of June 30, 2024 and September 30, 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, were classified within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2024 and 2023:

	Nine Months Ended
	June 30,
	2024	2023

Beginning balance	$1,331,000	$4,294,000
Change in fair value of derivative liabilities	(102,000)	(2,319,000)
Ending balance	$1,229,000	$1,975,000

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

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of June 30, 2024 and September 30, 2023:

Valuation Methodology	Significant Unobservable Input	June 30, 2024	September 30, 2023

Scenario-Based	Estimated change of control dates	March 2025 to March 2027	December 2024 to December 2026
	Discount rate	18.7% to 20.3%	14.1% to 15.1%
	Probability of change of control	20% to 90%	20% to 90%

The Company also has an investment in equity securities consisting of the BWV Preferred Stock. The BWV Preferred Stock was received on October 3, 2023 as a settlement of the receivable due on September 30, 2023 related to the sale of ENTADFI. See Note 15 for additional information. The Company has elected to measure the BWV Preferred Stock at fair value in accordance with ASC 825. The investment in the BWV Preferred Stock is classified within Level 3 of the fair value hierarchy because there is no market for the BWV Preferred Stock and the fair value is determined using significant unobservable inputs. The fair value of the BWV Preferred Stock has been determined using a probability-weighted bond plus call option model, which incorporates the stock price of BWV on the valuation date, expected volatility, expected term, and an applicable discount rate. The Company has also applied a discount for lack of marketability due to the fact that there is no market for the preferred stock and a probability of dissolution. The following table summarizes the significant unobservable inputs used in the bond plus call model as of October 3, 2023 (the date the shares of BWV Preferred Stock were received and initially recognized) and as of June 30, 2024:

Significant Unobservable Input	October 3, 2023	June 30, 2024

Expected volatility	79%	88%
Expected term (in years)	3.0	2.3
Discount rate	35%	35%
Probability of dissolution	60%	85%
Discount for lack of marketability	15%	13%

Estimating the fair value of the shares of BWV Preferred Stock requires the use of estimates and judgments. Changes in estimates and judgments could result in a significant change in estimate of the fair value and future adjustments.

The following table provides a reconciliation of the beginning and ending balance associated with the BWV Preferred Stock measured at fair value for the nine months ended June 30, 2024, which is presented as investments in equity securities on the accompanying unaudited condensed consolidated balance sheet:

	Nine Months Ended
	June 30,
	2024	2023

Beginning balance	$—	$—
Additions	918,372	—
Change in fair value of equity securities	(689,548)	—
Ending balance	$228,824	$—

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

The Company’s revenue is from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of ENTADFI for the three and nine months ended June 30, 2023. The following table presents net revenues from these three categories:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
FC2
Global public health sector	$3,402,328	$2,478,031	$8,447,329	$7,249,315
U.S. prescription channel	551,542	863,379	1,782,568	5,172,543
Total FC2	3,953,870	3,341,410	10,229,897	12,421,858
ENTADFI	—	(225)	—	13,088
Net revenues	$3,953,870	$3,341,185	$10,229,897	$12,434,946

The following table presents net revenues by geographic area:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

United States	$1,107,009	$1,449,883	$3,700,727	$7,046,518
South Africa	—	612,000	1,177,200	1,941,678
Mozambique	1,317,480	*	2,172,840	*
Other	1,529,381	1,279,302	3,179,130	3,446,750
Net revenues	$3,953,870	$3,341,185	$10,229,897	$12,434,946

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheets, were approximately $333,000 and $105,000 at June 30, 2024 and September 30, 2023, respectively.

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

The components of accounts receivable consisted of the following at June 30, 2024 and September 30, 2023:

	June 30,	September 30,
	2024	2023

Trade receivables, gross	$5,581,096	$8,445,370
Less: allowance for credit losses	(3,923,857)	(3,923,857)
Less: allowance for sales returns and payment term discounts	(15,176)	(15,005)
Accounts receivable, net	$1,642,063	$4,506,508

At June 30, 2024 and at September 30, 2023, no customers had a current accounts receivable balance that represented greater than 10% of current assets.

At June 30, 2024, four customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 67% of net accounts receivable in the aggregate. At September 30, 2023, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 71% of net accounts receivable in the aggregate.

For the three months ended June 30, 2024, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 71% of the Company’s net revenues in the aggregate. For the three months ended June 30, 2023, there were five customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 79% of the Company’s net revenues in the aggregate.

For the nine months ended June 30, 2024, there were three customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 56% of the Company’s net revenues in the aggregate. For the nine months ended June 30, 2023, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 56% of the Company’s net revenues in the aggregate, including The Pill Club that represented 31% of the Company’s net revenues in the aggregate.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific allowance for credit losses may be recorded to reduce the related receivable to the amount expected to be recovered. Accounts receivable are charged-off when deemed uncollectible. The Company has an allowance for credit losses of $3.9 million related to the total amount of receivables due from The Pill Club due to The Pill Club’s Chapter 11 bankruptcy, filed on April 18, 2023, which was recorded during the nine months ended June 30, 2023. The Company has an open claim with The Pill Club bankruptcy estate for these receivables but the timing and amount of recovery, if any, are unknown at this time.

The table below summarizes the change in the allowance for credit losses for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30,
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

Inventories consisted of the following at June 30, 2024 and September 30, 2023:

	June 30,	September 30,
	2024	2023

Raw material	$728,881	$1,854,810
Work in process	50,484	112,799
Finished goods	5,610,384	4,913,295
Inventories, gross	6,389,749	6,880,904
Less: inventory reserves	(1,447,503)	(183,787)
Inventories, net	$4,942,246	$6,697,117

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

Plant and equipment consisted of the following at June 30, 2024 and September 30, 2023:

	Estimated	June 30,	September 30,
	Useful Life (in years)	2024	2023
Plant and equipment:
Manufacturing equipment	5 - 8	$3,005,977	$3,008,122
Office equipment, furniture and fixtures	3 - 10	1,478,339	1,471,870
Leasehold improvements	3 - 8	960,694	960,694
Total plant and equipment		5,445,010	5,440,686
Less: accumulated depreciation and amortization		(3,953,881)	(3,787,954)
Plant and equipment, net		$1,491,129	$1,652,732

Depreciation expense was approximately $65,000 and $53,000 for the three months ended June 30, 2024 and 2023, respectively and approximately $197,000 and $146,000 for the nine months ended June 30, 2024 and 2023, respectively. Plant and equipment included $233,000 and $214,000 at June 30, 2024 and September 30, 2023, respectively, for deposits on equipment, furniture, and leasehold improvements, which have not been placed into service; therefore, the Company has not started to record depreciation expense.

Note 7 – Goodwill

The carrying amount of goodwill at June 30, 2024 and September 30, 2023 was $6.9 million. There was no change in the balance during the nine months ended June 30, 2024 and 2023.

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

At June 30, 2024 and September 30, 2023, the Residual Royalty Agreement liability consisted of the following:

	June 30,	September 30,
	2024	2023

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	12,815,552	12,377,949
Less: cumulative payments	(4,827,097)	(4,320,190)
Residual royalty agreement liability, excluding embedded derivative liability	8,334,455	8,403,759
Add: embedded derivative liability at fair value (see Note 3)	1,229,000	1,331,000
Total residual royalty agreement liability	9,563,455	9,734,759
Residual royalty agreement liability, short-term portion	(986,388)	(864,623)
Residual royalty agreement liability, long-term portion	$8,577,067	$8,870,136

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

Premium Finance Agreement

On November 1, 2022, the Company entered into a Premium Finance Agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing is payable in eleven monthly installments of principal and interest, beginning on December 1, 2022. The balance of the insurance premium liability was $0.1 million as of September 30, 2023 and was included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet. The last payment was made in October 2023 and there is no balance outstanding as of June 30, 2024.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at June 30, 2024 and September 30, 2023. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at June 30, 2024 and September 30, 2023, and there was no activity during the three and nine months ended June 30, 2024 and 2023.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of June 30, 2024, $35.1 million remains available under that shelf registration statement. The Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024 may impair its ability to raise capital under the Company’s current effective shelf registration statement on Form S-3 (File No. 333-270606). See Part II, Item 1A, “Risk Factors.”

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

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the Lincoln Park Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase (an “Additional Accelerated Purchase”).

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

During the nine months ended June 30, 2024, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through June 30, 2024, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 800,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 and $1.0 million as of June 30, 2024 and September 30, 2023, respectively, are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

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

During the nine months ended June 30, 2024, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through June 30, 2024, we have sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million. The unamortized deferred costs related to the Jefferies Sales Agreement of $204,000 as of June 30, 2024 and September 30, 2023 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

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

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense, and research and development expense based on the award holder’s employment function. For the three and nine months ended June 30, 2024 and 2023, we recorded share-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Cost of sales	$103,058	$112,515	$294,147	$263,879
Selling, general and administrative	2,514,816	3,667,599	8,046,144	10,183,510
Research and development	758,532	770,718	2,077,235	2,786,310
Share-based compensation	$3,376,406	$4,550,832	$10,417,526	$13,233,699

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 4.0 million shares of common stock under the Inducement Plan and as of June 30, 2024, 3,967,083 shares remain available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of June 30, 2024, 1,685,939 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of June 30, 2024, 8,405 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense for stock options forfeited during the period of $0.2 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.8 million during the nine months ended June 30, 2024 and 2023, respectively.

The following table outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted Average Assumptions:
Expected volatility	109.64%	104.96%	108.86%	101.37%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.48%	3.51%	4.49%	3.92%
Expected term (in years)	6.0	6.0	6.0	6.0
Fair value of options granted	$1.37	$1.12	$1.22	$5.55

During the three and nine months ended June 30, 2024 and 2023, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at June 30, 2024:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2023	17,367,643	$5.28
Granted	2,281,500	$1.45
Exercised	(2,734)	$1.20
Forfeited and expired	(1,050,081)	$8.51
Outstanding at June 30, 2024	18,596,328	$4.63	6.62	$76,000
Exercisable at June 30, 2024	12,838,518	$4.42	5.61	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended June 30, 2024 of $0.84, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised during the nine months ended June 30, 2024 and 2023 was approximately $200 and $486,000, respectively. Cash received from options exercised during the nine months ended June 30, 2024 and 2023 was approximately$3,280 and $336,610, respectively.

As of June 30, 2024, the Company had unrecognized compensation expense of approximately $15.7 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of June 30, 2024, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company’s leases have remaining lease terms of less than two years to less than six years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it received sublease income. Sublease income was recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This lease, and the related sublease, terminated on October 31, 2023 and will not be renewed. The Company does not have any leases that have not yet commenced as of June 30, 2024.

The components of the Company’s lease cost were as follows for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$270,629	$277,211	$808,952	$838,112
Short-term lease cost	10,691	10,903	31,611	32,003
Variable lease cost	14,840	33,926	58,642	136,569
Sublease income	—	(44,844)	(15,148)	(134,533)
Total lease cost	$296,160	$277,196	$884,057	$872,151

The Company paid cash of $797,000 and $777,000 for amounts included in the measurement of operating lease liabilities during the nine months ended June 30, 2024 and 2023, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and September 30, 2023.

Other information related to the Company’s leases as of June 30, 2024 and September 30, 2023 was as follows:

	June 30,	September 30,
	2024	2023
Operating Leases
Weighted-average remaining lease term (years)	5.3	6.1
Weighted-average discount rate	7.5%	7.7%

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from BWV on promissory notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. The agreement resulted in a reduction in research and development expense for the nine months ended June 30, 2024 of $0.6 million. $0.9 million is included in accounts payable and $4.7 million is included in other liabilities related to this agreement as of June 30, 2024 on the accompanying condensed consolidated balance sheet.

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

A reconciliation of income tax expense (benefit) and the amount computed by applying the U.S. statutory rate of 21% to loss before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023 (Restated)	2024	2023 (Restated)

Income tax benefit at U.S. federal statutory rates	$(2,269,355)	$(2,617,670)	$(6,089,752)	$(17,870,551)
State income tax benefit, net of federal benefit	(175,713)	(202,682)	(471,521)	(1,383,691)
Non-deductible expenses	30,038	(262,005)	291,056	185,564
Effect of stock options exercised	309	—	309	63,849
U.S. research and development tax credit	1,109,784	2,835,378	692,784	415,378
Effect of foreign income tax rates	5,041	406,324	(77,905)	307,188
Effect of global intangible low taxed income	302,155	(24,691)	302,155	(24,691)
Change in valuation allowance	1,157,182	(55,884)	5,621,937	18,257,505
Other, net	2,981	(21,219)	2,922	(27,837)
Income tax expense (benefit)	$162,422	$57,551	$271,985	$(77,286)

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

On September 29, 2023, the Company entered into an Amendment to the BWV Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of BWV Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the BWV Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The BWV Preferred Stock is convertible by the Company at any time and from time to time from and after one year from the date of issuance of the BWV Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The BWV Preferred Stock issued to the Company is initially convertible into an aggregate of approximately 5,709,935 shares of BWV’s common stock, subject to certain shareholder approval limitations. BWV agreed in the Amendment to use commercially reasonable efforts to obtain such shareholder approval by December 31, 2023. Such shareholder approval has not been obtained as of June 30, 2024. BWV also agreed to include the shares of common stock issuable upon conversion of the BWV Preferred Stock in the next resale registration statement filed with the Securities and Exchange Commission. Such registration statement has not been filed as of June 30, 2024.

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

BWV agreed in the Forbearance Agreement to make the following required payments during the Forbearance Period towards the remaining principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 15% of cash receipts of BWV or its subsidiaries from certain sale or licensing revenues or payments; and (2) payment of 10% of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by BWV or any of its subsidiaries during the Forbearance Period. The Company received payments of $110,000 during the three months ended June 30, 2024 and $150,000 subsequent to June 30, 2024 under the Forbearance Agreement. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period.

The Forbearance Agreement does not affect the maturity date of the September 2024 Promissory Note, which continues to have a maturity date of September 30, 2024 for the payment of the full principal amount of $5.0 million.

The Company determined that it was not probable, at the time of the transaction and at June 30, 2024, that substantially all of the consideration promised under the BWV Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023. The Company recognized a gain on sale of $1.0 million during the nine months ended June 30, 2024 based on the determination of the fair market value of the BWV Preferred Stock and the cash received from BWV under the Forbearance Agreement. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the BWV Promissory Notes for future installments of the purchase price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the section titled “Restatement” in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the financial information as of September 30, 2023 and for the three and nine months ended June 30, 2023 included herein has been restated. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases, oncology, and viral-induced ARDS. Our drug development program includes two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, a selective androgen receptor modulator (“SARM”), is being developed in two different programs: (i) obesity- enobosarm in combination with GLP-1 RA to augment fat loss, to prevent muscle loss, and maintain physical function for higher quality weight loss and (ii) breast cancer- enobosarm plus abemaciclib for the 2nd line treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer, subject to the availability of sufficient funding. Sabizabulin, a microtubule disruptor, is being developed for the treatment of hospitalized patients with viral-induced ARDS. We do not intend to undertake further development of sabizabulin for the treatment of viral-induced ARDS unless we obtain funding from government grants, pharmaceutical company partnerships, or other similar third-party external sources. We also have an FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections.

Obesity Program

Our metabolic drug pipeline is focused on the clinical development of enobosarm, an oral SARM, initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle weakness.

Overweight and obese patients treated with GLP-1 RA drugs have significant nonselective tissue weight loss composed of loss of both fat mass and lean body mass (muscle). Up to 20-50% of the total weight loss caused by GLP-1 RA treatment is attributable to loss of lean mass. According to the CDC, 41.5% of older adults are obese and could benefit from weight loss medication. Up to 34.4% of people over the age of 60 with obesity in the United States have sarcopenic obesity. Patients who have sarcopenic obesity have both obesity and age-related low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA drug. Patients with critically low muscle mass may experience muscle weakness leading to poor balance, decreased gait speed, mobility disability, falls, pelvic and hip fractures, and increased mortality that may be accelerated or exacerbated by treatment with GLP-1 RA. While older adults are at higher risk for sarcopenia and sarcopenic obesity, in discussions with the FDA, Veru intends to ultimately seek an approval in the broadest population that could benefit in all ages rather than limiting the indication to patients over the age of 60 years as younger patients (including females of child-bearing potential) with obesity on GLP-1 receptor agonists could benefit from the potential muscle-preserving effects of enobosarm.

We believe there is an urgent unmet medical need for a drug when given in combination with a GLP-1 RA that could prevent the loss of muscle, while preferentially reducing fat in not only all patients who are overweight or obese, but especially for elderly patients who have sarcopenic obesity who are at-risk for developing muscle weakness. We believe that enobosarm, our novel small molecule, oral SARM, may potentially address this unmet medical need.

Enobosarm has been studied in five clinical studies involving 968 older men and postmenopausal women as well as older patients who may have muscle loss because of advanced cancer. Advanced cancer simulates a “loss of appetite state” where there is significant loss or wasting of muscle like what is observed with GLP-1 RA treatment. These clinical trials include two Phase 2 clinical trials in 168 healthy older or sarcopenic subjects and one Phase 2b clinical trial and two Phase 3 clinical trials in 800 subjects who have muscle loss caused by cancer. We believe the totality of the clinical data from these five clinical trials provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients as the combination has the potential to ameliorate the muscle loss associated with the currently approved GLP-1 RA therapies and also augment the loss of fat mass. In one of the Phase 2 clinical trials, enobosarm was evaluated in 120 elderly men over 60 years old and postmenopausal women treated for 12 weeks, patients receiving 3mg dose of enobosarm (n=24) demonstrated a statistically significant (i) increase in total lean body mass (average increase of 1.25 kg (p = < 0.001)) and (ii) decrease in total fat mass (average decrease of 0.32 kg (p=0.049)). When measuring physical function by stair climb test, patients receiving 3mg dose of enobosarm in this trial also demonstrated statistically significant improvements in stair climb power compared to placebo (p=0.049).

Although these five clinical trials were not conducted specifically in an obese population, an ad hoc subset analysis was performed on obese patients who had a BMI of 30 or greater, were 60 years of age or older, and were enrolled in the Phase 3 placebo-controlled 504 clinical study which evaluated enobosarm 3mg treatment in metastatic lung cancer patients on chemotherapy. Even though a small sample size of 29 subjects is available for assessment, notable differences consistent with an obesity drug that preserves muscle and decreases fat were observed. At 12 weeks, enobosarm 3mg treated subjects had 4.96% increase in total lean body mass compared to placebo and a 5.77 % reduction in fat mass compared to placebo. By 21 weeks, enobosarm 3mg treatment resulted in a 14.4% loss in total fat mass and a 4.51% loss of total DEXA body weight compared to placebo while maintaining total lean mass. It should be noted that these results were from the short-term treatment (21 weeks) of enobosarm alone.

Although these five clinical trials were previously conducted under investigational new drug applications not sponsored by Veru, Veru owns all this clinical data as part of our enobosarm exclusive global in-license agreement. Although no preclinical studies or clinical trials evaluating the combination of enobosarm and a GLP-1 RA have been completed to date, we believe that the patient efficacy and safety data that were generated from these five enobosarm clinical trials in both elderly patients and in patients with a cancer induced loss of appetite provide strong clinical rationale that enobosarm may address this unmet medical need.

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

We submitted an Investigational New Drug Application (IND) for enobosarm for a Phase 2b clinical study in January 2024. In February 2024, the Company received FDA clearance to initiate the Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in approximately 150 sarcopenic obese or overweight older (>60 years of age) patients receiving semaglutide (Wegovy®). The primary endpoint is total lean body mass, and the key secondary endpoints are change from baseline in total body fat mass, total body weight, insulin resistance, and physical function as measured by stair climb test at 16 weeks. In April 2024 the Company announced that it had enrolled its first patients in the Phase 2b QUALITY clinical study. The Phase 2b QUALITY study is actively enrolling patients from up to 15 clinical sites with the topline clinical results from the trial expected at the end of the fourth calendar quarter of 2024. The purpose of the Phase 2b QUALITY clinical trial is to select the optimal dose of enobosarm in combination with semaglutide (Wegovy®) that best preserves muscle and reduces fat after 16 weeks of treatment to advance into a Phase 3 obesity clinical trial.

After completing the efficacy dose-finding portion of the Phase 2b QUALITY clinical trial, it is expected that participants will then continue in double-blind fashion into a Phase 2b extension trial where all patients will stop treatment with semaglutide (Wegovy®), but will continue taking placebo, 3mg of enobosarm, or 6mg of enobosarm for 12 weeks. The Phase 2b extension clinical trial will evaluate whether enobosarm can maintain muscle and prevent the fat and weight regain that generally occurs after discontinuing a GLP-1 RA. The topline results of the separate blinded Phase 2b extension clinical study are expected in the second quarter of calendar 2025.

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

Enobosarm is a new class of endocrine therapy for advanced breast cancer. Enobosarm is an oral, new chemical entity, selective androgen receptor modulator designed to activate the AR in AR+ ER+ HER2- metastatic breast cancer and thereby suppress tumor growth without the unwanted masculinizing side effects. Enobosarm has extensive nonclinical and clinical experience having been evaluated in 27 separate clinical studies in 1,581 subjects dosed, including three Phase 2 clinical trials in advanced breast cancer involving more than 191 patients. In one of the Phase 2 clinical trials conducted in women with AR+ ER+ HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts that failed estrogen blocking agents, chemotherapy and/or CDK 4/6 inhibitors and was well tolerated with a favorable safety profile.

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

Subject to the availability of sufficient funding, we expect to have topline data from Stage 1b of our Phase 3 ENABLAR-2 clinical trial by early 2026. If enobosarm + abemaciclib combination therapy compared to estrogen blocking agent (active control) demonstrates significant improvement in ORR, which is considered a surrogate endpoint for clinical benefit, then we may meet with the FDA to consider an accelerated approval regulatory pathway based on the clinical data from the Stage 1b portion of the Phase 3 clinical trial. Granting accelerated approval for investigational products is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for this approval pathway, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

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

However, we currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the proposed Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm as a treatment for obesity, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the Phase 3 development of sabizabulin as a treatment for viral-induced ARDS.

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

We expect revenue from the U.S. prescription channel to demonstrate growth from our dedicated FC2 telehealth portal as we continue to refine the infrastructure of the portal. We intend to continue leveraging relationships with entities in the U.S. public health sector such as state departments of health and 501(c)(3) organizations.

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

BWV agreed in the Forbearance Agreement to make the following required payments to Veru during the Forbearance Period towards the remaining principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 15% of cash receipts of BWV or its subsidiaries from certain sale or licensing revenues or payments; and (2) payment of 10% of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by BWV or any of its subsidiaries during the Forbearance Period. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period.

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

We have developed and continue to refine our own telehealth portal to grow revenues from the U.S. prescription channel. The Company is exploring additional commercial distribution strategies and expects to continue generating revenue from global public health sector agencies who purchase and distribute FC2 for HIV/AIDS prevention and family planning. The Company has experienced revenue growth from the U.S. and global public sector through its relationship with distributors and will continue to work with these distributors to identify future growth opportunities.

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

Conducting research and development is central to our metabolic diseases, oncology, and infectious disease programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $4.9 million and $8.8 million for the three months ended June 30, 2024 and 2023, respectively, and $9.5 million and $47.3 million for the nine months ended June 30, 2024 and 2023, respectively. The decrease in expenses in the three and nine months ended June 30, 2024 is due to the termination of various trials that had been ongoing during the three and nine months ended June 30, 2023 as a result of the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED June 30, 2024 COMPARED TO THREE MONTHS ENDED June 30, 2023

The Company generated net revenues of $4.0 million and net loss of $11.0 million, or $(0.07) per basic and diluted common share, for the three months ended June 30, 2024, compared to net revenues of $3.3 million and net loss of $12.5 million, or $(0.14) per basic and diluted common share, for the three months ended June 30, 2023. Net revenues increased 18% compared to the prior period.

Substantially all of the Company’s net revenues for the three months ended June 30, 2024 and 2023 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. In the U.S. prescription channel, the Company’s customers include primarily telepharmacy providers that are fulfilling prescriptions through our telehealth portal and wholesale distributors. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies that purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.

For the three months ended June 30, 2024 and 2023, the Company had net revenues from the U.S. prescription channel of $0.6 million and $0.9 million, respectively, and net revenues from the global public health sector of $3.4 million and $2.5 million, respectively. There was a change in the sales mix with the U.S. prescription channel representing 14% of total FC2 net revenues in the current year period compared to 26% in the prior year period and the global public health sector representing 86% of total FC2 net revenues in the current year period compared to 74% in the prior year period. Global public health sector sales are at a lower sales price per unit. The Company experienced a decrease compared to the prior year period of 36% in FC2 net revenues in the U.S. prescription channel and an increase compared to the prior year period of 37% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is due to a decrease in sales volume.

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

Cost of sales increased to $2.6 million in the three months ended June 30, 2024 from $2.1 million in the three months ended June 30, 2023 primarily due to an increase in unit sales and an increase in the provision for obsolete inventory of $0.5 million related to inventory in the U.S. prescription channel, partially offset by a decrease in cost per unit sold primarily attributed to decreased overhead costs.

Gross profit increased to $1.3 million in the three months ended June 30, 2024 from $1.2 million in the three months ended June 30, 2023. Gross profit margin for the fiscal 2024 period was 34% of net revenues, compared to 37% of net revenues for the fiscal 2023 period. The decrease in the gross profit and gross profit margin is primarily due to the change in our sales mix, which included a decrease in FC2 net revenues in the U.S. prescription channel, which have higher profit margins.

Research and development expenses decreased to $4.9 million in the three months ended June 30, 2024 from $8.8 million in the same period in fiscal 2023. The decrease is due to the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. The Company initiated its Phase 2b clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss during the quarter ended June 30, 2024. The Company incurred $3.8 million of expenses in the prior year period as it wound down activities related to sabizabulin for COVID-19 subsequent to the FDA's declination decision on the Company's emergency use authorization application and incurred $2.4 million of expenses in the prior year related to its other programs that were canceled as part of its updated strategy.

Selling, general and administrative expenses were $7.5 million in the three months ended June 30, 2024, which is a decrease from $10.9 million in the three months ended June 30, 2023. The decrease is due primarily to a decrease in share based compensation expense of $1.2 million due to a reduction in headcount and reduction in the fair value of the stock options, selling costs of $0.7 million related to ENTADFI, which was sold in the prior year, and a decrease in commercialization costs incurred in the prior year of $0.8 million related to the preparation for the potential launch of sabizabulin for COVID-19, which did not occur.

The Company recorded a gain on sale of ENTADFI assets of $110,000 in the three months ended June 30, 2024, a decrease from the gain of $4.7 million in the three months ended June 30, 2023. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. Refer to Note 15 to the financial statements included in this report for additional information.

Interest expense, which is related to accretion of the liability for the Residual Royalty Agreement, was $0.1 million in the three months ended June 30, 2024, compared with $0.6 million in the three months ended June 30, 2023. The decrease relates to a decrease in actual and projected FC2 sales.

The gain associated with the change in fair value of the embedded derivative related to the Residual Royalty Agreement was $83,000 in the three months ended June 30, 2024, compared to a gain of $1.8 million in the three months ended June 30, 2023. The liability associated with embedded derivative represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The loss associated with the change in fair value of equity securities for the three months ended June 30, 2024 was $0.1 million. This is due to the change in fair value of the shares of BWV Preferred Stock, primarily driven by an increase in the probability of dissolution used in the fair value calculation. See Note 3 to the financial statements included in this report for additional information.

Income tax expense in the three months ended June 30, 2024 was $162,000, compared to income tax expense of $58,000 in the three months ended June 30, 2023. The income tax expense is primarily due to an increase in taxable income during the period for the Company’s subsidiary in the U.K. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense or benefit.

nine months ended June 30, 2024 COMPARED TO nine months ended June 30, 2023

The Company generated net revenues of $10.2 million and net loss of $29.3 million, or $(0.22) per basic and diluted common share, for the nine months ended June 30, 2024, compared to net revenues of $12.4 million and net loss of $85.0 million, or $(1.02) per basic and diluted common share, for the nine months ended June 30, 2023. Net revenues decreased 18% compared to the prior period.

Substantially all of the Company’s net revenues for the nine months ended June 30, 2024 and 2023 were derived from sales of FC2 in the U.S. prescription channel and global public health sector. In the U.S. prescription channel, the Company’s customers include primarily telehealth providers. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies that purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs.

For the nine months ended June 30, 2024 and 2023, the Company had net revenues from the U.S. prescription channel of $1.8 million and $5.2 million, respectively, and net revenues from the global public health sector of $8.4 million and $7.2 million, respectively. There was a change in the sales mix with the U.S. prescription channel representing 17% of total FC2 net revenues in the current year period compared to 42% in the prior year period and the global public health sector representing 83% of total FC2 net revenues in the current year period compared to 58% in the prior year period. Global public health sector sales are at a lower sales price per unit. The Company experienced a decrease compared to the prior year period of 66% in FC2 net revenues in the U.S. prescription channel and an increase compared to the prior year period of 17% in FC2 net revenues in the global public health sector. The decrease in FC2 net revenues in the U.S. prescription channel is due to sales in the prior year to The Pill Club of $3.9 million, which was 76% of net revenues from the U.S. prescription channel in the prior year. The Pill Club filed for Chapter 11 bankruptcy in April 2023. We recorded a provision for credit losses of $3.9 million during the nine months ended June 30, 2023, which offset the net revenues from The Pill Club during such period.

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

Cost of sales increased to $7.1 million in the nine months ended June 30, 2024 from $6.4 million in the nine months ended June 30, 2023 primarily due to an increase in the provision for obsolete inventory of $1.2 million related to inventory in the U.S. prescription channel, partially offset by a decrease in cost per unit sold primarily attributed to decreased overhead costs.

Gross profit decreased to $3.2 million in the nine months ended June 30, 2024 from $6.0 million in the nine months ended June 30, 2023. Gross profit margin for the fiscal 2024 period was 31% of net revenues, compared to 48% of net revenues for the fiscal 2023 period. The decrease in the gross profit and gross profit margin is primarily due to the change in our sales mix, which included a decrease in FC2 net revenues in the U.S. prescription channel due to The Pill Club, which have higher profit margins.

Research and development expenses decreased to $9.5 million in the nine months ended June 30, 2024 from $47.3 million in the same period in fiscal 2023. The decrease is due to the Company’s updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. The Company had reduced research and development activity during the nine months ended June 30, 2024 due to a pause in the development of its drug programs as the Company was preparing to submit an IND for enobosarm for a Phase 2b clinical study for weight loss, which was initiated during the quarter ended June 30, 2024. The Company incurred $26.4 million of expenses in the prior year period related to sabizabulin for COVID-19 and the Company’s related emergency use authorization application. Additionally, personnel costs included in research and development expenses decreased by $2.7 million due to a reduction in headcount.

Selling, general and administrative expenses were $23.4 million in the nine months ended June 30, 2024, which is a decrease from $41.3 million in the nine months ended June 30, 2023. The decrease is due primarily to commercialization costs incurred in the prior year of $12.9 million related to the preparation for the potential launch of sabizabulin for COVID-19, which did not occur; administrative personnel costs, which decreased by $1.2 million due to a reduction in headcount; and the Company incurred selling costs of $1.2 million in the prior year related to ENTADFI, which was sold in April 2023.

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

The Company recorded a gain on sale of ENTADFI assets of $1.0 million in the nine months ended June 30, 2024, decreased from $4.7 million in the nine months ended June 30, 2023. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. Refer to Note 15 to the financial statements included in this report for additional information.

Interest expense, which is related to accretion of the liability for the Residual Royalty Agreement, was $0.4 million in the nine months ended June 30, 2024, compared with $2.2 million in the nine months ended June 30, 2023. The decrease relates to a decrease in actual and projected FC2 sales.

The gain associated with the change in fair value of the embedded derivative related to the Residual Royalty Agreement was $102,000 in the nine months ended June 30, 2024, compared to a gain of $2.3 million in the nine months ended June 30, 2023. The liability associated with embedded derivative represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 3 and Note 8 to the financial statements included in this report for additional information.

The loss associated with the change in fair value of equity securities for the nine months ended June 30, 2024 was $0.7 million. This is due to the change in fair value of the shares of BWV Preferred Stock, primarily driven by an increase in the probability of dissolution used in the fair value calculation. See Note 3 to the financial statements included in this report for additional information.

Income tax expense in the nine months ended June 30, 2024 was $272,000, compared to income tax benefit of $77,000 in the nine months ended June 30, 2023. The income tax expense is primarily due to an increase in taxable income during the period for the Company’s subsidiary in the U.K. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. has no effect on income tax expense or benefit.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at June 30, 2024 was $29.2 million, compared to $9.6 million at September 30, 2023. At June 30, 2024, the Company had working capital of $27.9 million and stockholders’ equity of $37.6 million compared to working capital of $5.1 million and stockholders’ equity of $19.7 million as of September 30, 2023. The increase in working capital is primarily due to the increase in cash on hand, related to the public offering of our common stock in December 2023, which resulted in net proceeds to the Company of approximately $35.2 million, and a decrease in accounts payable.

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

Operating activities

Operating activities used cash of $17.3 million in the nine months ended June 30, 2024. Cash used in operating activities included net loss of $29.3 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $12.2 million and changes in operating assets and liabilities resulting in a decrease of $0.2 million. Adjustments to net loss primarily consisted of $10.4 million of share-based compensation, $1.3 million for a provision for obsolete inventory, and $0.7 million for the change in fair value of equity securities, partially offset by the gain on sale of ENTADFI assets of $1.0 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accounts payable of $5.2 million and a decrease in operating lease liabilities of $0.6 million, partially offset by a decrease in accounts receivable of $2.9 million and an increase in accrued expenses and other current liabilities of $2.8 million.

Operating activities used cash of $78.5 million in the nine months ended June 30, 2023. Cash used in operating activities included net loss of $85.0 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $16.6 million and changes in operating assets and liabilities resulting in a decrease of $10.1 million. Adjustments to net loss primarily consisted of $13.2 million of share-based compensation, $3.9 million for impairment of intangible assets, $3.9 million provision for credit losses, and interest expense in excess of interest paid of $1.8 million, partially offset by the gain on sale of ENTADFI assets of $4.7 million and the change in fair value of the derivative liabilities of $2.3 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $6.7 million, a decrease in accounts payable of $6.1 million and an increase in accounts receivable of $4.7 million, partially offset by a decrease in prepaid expenses and other current assets of $7.1 million.

Investing activities

Net cash provided by investing activities was $15,000 in the nine months ended June 30, 2024, and consisted of $110,000 received from the sale of the Company's ENTADFI assets, partially offset by $95,000 of capital expenditures at our Malaysia location.

Net cash provided by investing activities was $5.5 million in the nine months ended June 30, 2023, and consisted of $6.0 million received from the sale of the Company's ENTADFI assets, partially offset by $0.5 million of capital expenditures primarily at our Malaysia location.

Financing activities

Net cash provided by financing activities in the nine months ended June 30, 2024 was $36.8 million, and primarily consisted of proceeds from the sale of shares in a public offering, net of commissions and costs, of $35.2 million and proceeds from sale of shares under the common stock purchase agreement with Lincoln Park Capital (see discussion below) of $1.7 million.

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

The Company made total payments under the Residual Royalty Agreement of $0.5 million during the nine months ended June 30, 2024 and 2023. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to June 30, 2024 will be approximately $1.0 million under the Residual Royalty Agreement.

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

During the nine months ended June 30, 2024, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. Since inception of the Lincoln Park Purchase Agreement through June 30, 2024, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

Open Market Sale Agreement with Jefferies LLC

On May 12, 2023, the Company entered into an Open Market Sale Agreement SM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 39,609,072 shares of common stock or the number of authorized, unissued and available shares of common stock at any time).

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

During the nine months ended June 30, 2024, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through June 30, 2024, we have sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million.

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

Fair Value Measurements

As of June 30, 2024 and September 30, 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represent the fair value of the change of control provision in the Residual Royalty Agreement. See Note 8 to the financial statements included in this report for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting described below.

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

As a result of the identified material weaknesses, management directed a comprehensive review of complex, nonrecurring transactions and of the estimated research and development expenses associated with activities conducted by third-party service providers to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the unaudited condensed consolidated financial statements included in this Form 10-Q as of and for the three and nine month periods ended June 30, 2024 fairly present, in all material respects, our financial condition, results of operations, and cash flows for the period presented in conformity with U.S. GAAP.

Remediation Activities

We have implemented additional controls and review procedures to enhance our internal control over financial reporting with respect to complex and nonrecurring transactions as follows:

●	enhance the design of our review procedures and controls with respect to any new complex and nonrecurring transactions; and
●

implement additional review procedures with respect to accumulation and evaluation of information that is known or knowable to the Company at the time in which a complex and nonrecurring transaction is executed, including development of a review checklist, to ensure that we will apply that information to the applicable accounting guidance.

We have implemented additional controls and review procedures to enhance our internal control over financial reporting with respect to the Company’s estimate of research and development expenses associated with activities conducted by third-party service providers, which includes the following:

●	enhance our review procedures with respect to the calculation of the estimated research and development expenses associated with activities conducted by third-party service providers; and
●

implement additional procedures to obtain information that is known or knowable to the Company at the time of developing estimates related to third-party transactions, including obtaining confirmation of the work completed by third parties or performing alternative procedures if confirmations are not available.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, except for the following additional risk factors. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

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

There is uncertainty as to whether and when we will receive any future installment payments of purchase price or sales milestone payments under the BWV Asset Purchase Agreement, and there is a risk of a future default by BWV in performing its payment obligations, and we do not have a security interest in any of BWV’s assets and accordingly would be an unsecured creditor in the event that BWV defaults. We received payment of $1.0 million on September 29, 2023. On April 24, 2024, we entered into the Forbearance Agreement with BWV, relating to certain defaults under the BWV Promissory Notes, with a Forbearance Period that ends on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). During the Forbearance Period, BWV is obligated to make certain payments towards the outstanding principal amount of the April 2024 Promissory Note based on cash receipts to BWV and its subsidiaries for certain sales or licensing revenues or payments or certain financing or other transactions. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period. The Forbearance Agreement does not affect the maturity date of the September 2024 Promissory Note, which continues to have a maturity date of September 30, 2024 for the payment of the full principal amount of $5.0 million. We have received payments of $260,000 in the aggregate under the Forbearance Agreement. There can be no assurance as to (1) whether and when we will receive any additional payments pursuant to the terms of the Forbearance Agreement or otherwise under the BWV Promissory Notes or any sales milestone payments under the BWV Asset Purchase Agreement, (2) the extent of the risk of a future default by BWV in performing its payment or other obligations under the Forbearance Agreement and the BWV Promissory Notes, (3) the ability of BWV to obtain the requisite approval of its shareholders for the conversion of all the shares of BWV Series A Preferred Stock, and (4) whether and when we will be able to receive any cash proceeds from the BWV Series A Preferred Stock. If BWV fails to pay the outstanding BWV Promissory Notes when due or an event of default under the BWV Promissory Notes or the Forbearance Agreement otherwise occurs, we may, among other things, declare the full amount outstanding to be due and sue to collect the BWV Promissory Notes, which actions may force BWV into bankruptcy. There can be no assurance as to whether we would be able to collect any amounts due under the BWV Promissory Notes if BWV files for bankruptcy and, in such event, the BWV Series A Preferred Stock would likely have no value.

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

3.10	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.10).

10.1	Forbearance Agreement, dated as of April 24, 2024, between the Company and Onconetix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on April 26, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). *, **

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: August 8, 2024

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: August 8, 2024

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer