Form 10-K
period 2024-09-30
VERU INC.
filed 2024-12-16
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 29, 2024, was approximately $91.6 million based on the per share closing price as of March 29, 2024 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $0.70.

There were 146,383,920 shares of the registrant’s common stock, $0.01 par value per share outstanding on December 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2025 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential development or commercialization of enobosarm initially as a treatment to augment fat loss and to prevent lean mass (muscle) loss in sarcopenic obese or overweight elderly patients receiving a glucagon-like peptide-1 receptor agonist (“GLP-1 RA”) who are at-risk for developing muscle atrophy and muscle weakness, enobosarm for certain breast cancer patients, and sabizabulin for viral-induced acute respiratory distress syndrome (“ARDS”) indications, the outlook for growth in our FC2 business through telehealth customers, our portal and the global public health sector, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of litigation and other contingencies, financial condition, results of operations, liquidity, cost savings, our ability to continue as a going concern, future ordering patterns of our customers, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. You can identify forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of those terms or other words of similar meaning. These statements are based upon our current plans and strategies, reflect our current assessment of the risks and uncertainties related to our business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●

potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies, the potential suspension or termination of any such trials or studies, and the risk that such results will not support marketing approval, emergency use authorization (“EUA”), or commercialization in the United States or in any foreign country;

●

potential delays in the timing of any submission to the U.S. Food and Drug Administration (the “FDA”) or any other regulatory authority around the world and potential delays in, or failure to obtain, from any such regulatory authority approval of products under development, including the risk of a delay or failure in reaching agreement with the FDA on the design of any clinical trial, including any post-approval or post-authorization study, or in obtaining authorization to commence a clinical trial or commercialize a product candidate in the U.S. or elsewhere, and the risk that the terms of any regulatory approval may limit the drug’s commercial potential;

●	potential delays in the timing of approval by the FDA or any other regulatory authority of the release of manufactured lots of approved products;
●

clinical trial results supporting any potential regulatory approval or authorization of any of our products, including enobosarm initially as a treatment to augment fat loss and to prevent lean mass (muscle) loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, may not be replicated in clinical practice;

●

clinical results or early data from clinical trials may not be replicated or continue to occur in additional trials or may not otherwise support further development in the specified product candidate or at all;

●

risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development, commercialization of product candidates and our operations and to enable us to continue as a going concern;

●	as a result of our failure to timely file two reports with the SEC, we are not eligible to use our current effective shelf registration statement on Form S-3 or file new registration statements on Form S-3 until no earlier than March 1, 2025, which could impair our capital-raising activities;
●

we need to secure significant funding to advance our drug candidates, including government grants, pharmaceutical company partnerships, or similar external sources to advance the development of sabizabulin as a treatment for viral-induced ARDS;

●

we may not receive any additional payments from Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“ONCO”) in connection with the sale of our ENTADFI assets and may not receive any value for the shares of common stock of ONCO that we might hold from time to time;

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

●	some of our products are in development and we may fail to obtain regulatory approval for or successfully commercialize such products;
●

risks related to any potential new telehealth platform developed or used by us in commercializing our current product or potential future products, including potential regulatory uncertainty around such platforms and market awareness and acceptance of any telehealth platform we develop or use;

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

●	competition from existing and new competitors including the potential for reduced sales, pressure on pricing, and increased spending on marketing;
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

●	our ability to generate product revenues will be impacted if coverage for our products from payors is eliminated or decreased, if patients have unacceptably high co-pays or access to or fees payable for telehealth is adversely impacted;
●	risks inherent in doing business on an international level, including currency risks, regulatory requirements, political risks, export restrictions and other trade barriers;
●

the risk of disruption of production at our manufacturing facilities or facilities of third parties on which we rely and/or of our ability to supply product due to raw material shortages, labor shortages, manufacturing partner business changes, physical damage to our or third parties’ facilities, product testing, transportation delays or regulatory or other governmental actions, and the duration and impact of any such disruptions;

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

●	we have a history of net losses and we may not be able to predict the extent of future losses;
●	the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;
●

the risk that we may identify material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls;

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

●	we are subject to cybersecurity risks and the information technology systems on which we rely may be subject to data security or privacy incidents;
●

our ability to identify, successfully negotiate and complete suitable acquisitions, out-licensing transactions, in-licensing transactions or other strategic initiatives and to realize any potential benefits of such transactions or initiatives; and

●	our ability to successfully integrate acquired businesses, technologies or products.

These factors are not exhaustive. All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in “Risk Factors” in Item 1A. of this report. Additional factors that we do not yet know of or that we currently think are immaterial may also impair our business operations, and new risk factors may emerge from time to time.  It is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

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

PART I

Item 1. Business

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases, oncology, and ARDS. Our drug development program consists of two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, an oral selective androgen receptor modulator (“SARM”), is being developed for two indications: (i) as a treatment to augment fat loss and to prevent lean mass (muscle) loss in sarcopenic obese or overweight older patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness and (ii) subject to the availability of sufficient funding, as a treatment of androgen receptor positive (AR+), estrogen receptor positive (ER+) and human epidermal growth factor receptor 2 negative (HER2-) metastatic breast cancer in the 2nd line setting. Sabizabulin, a microtubule disruptor, is being developed for the treatment of hospitalized patients with viral-induced ARDS. We do not intend to undertake further development of sabizabulin for the treatment of viral-induced ARDS until we obtain funding from government grants, pharmaceutical company partnerships, or other similar third-party external sources. We also have an FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections.

A chart showing our current drug candidate pipeline as of the date of this report is below. This chart is based on our current plans and is subject to change. See “Forward Looking Statements.”

veru

Drug candidate pipeline
Biopharmaceutical company

Program	Mechanism	Indication	2023	2024	2025	2026
Metabolic						
Enobosarm and GLP-1 receptor agonist combination	Selective androgen receptor modulator (SARM) + GLP-1 receptor agonist	Obese or overweight elderly patients receiving a GLP-1 RA		Phase 2b QUALITY Trial FPI	Phase 2b QUALITY-Preserve Topline data anticipated Phase 2b Extension Topline data anticipated	Active
Breast Cancer						
Enobosarm +/- abemaciclib combination	Selective androgen receptor modulator (SARM) + CDK 4/6 inhibitor	Phase 3 ENABLAR-2 AR+ ER+HER2- metastatic breast cancer (2nd line metastatic setting)*		Phase 3 FPI Stage 1- 160		Paused*
Infectious Disease- Acute Respiratory Distress Syndrome						
Sabizabulin	Oral microtubule Disruptor Broad host targeted antiviral and anti-inflammatory agent	Phase 3 (902) study- Hospitalized COVID-19 patients at high risk for ARDS	Positive Phase 3 study Fast Track Designation			Completed
Sabizabulin	Oral microtubule Disruptor Broad host targeted antiviral and anti-inflammatory agent	Phase 3 (904) study - Hospitalized patients with viral ARDS**		Phase 3 FPI -408		Paused**

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

Our Strategy

Our strategy focuses primarily on the clinical development and commercialization of novel medicines for the treatment of metabolic diseases, oncology, and ARDS. In addition, we seek to operate and grow our sexual health program to help fund our clinical development efforts. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. The key elements of our strategy are:

●	Develop enobosarm for obesity.

Our metabolic drug pipeline is focused on the clinical development of enobosarm, an oral SARM, initially as a treatment to augment fat loss and to prevent lean mass (muscle) loss in sarcopenic obese or overweight older patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

In reported third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss was attributable to lean mass (muscle) loss. Muscle is critical for metabolism, muscle strength and physical function (mobility) and prevention of injury (falls) especially in an older population. According to the Centers for Disease Control and Prevention (“CDC”), 41.5% of older adults have obesity and could benefit from weight loss medication. However, the significant amount of muscle loss which may occur when taking a currently approved GLP-1 RA has the potential to reduce a patient’s muscle mass to sarcopenic, or critically low amounts. Sarcopenic obese patients are patients who have obesity and age-related low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity and are potentially at the greatest risk for developing critically low muscle mass and functional limitations when taking a currently approved GLP-1 RA for the treatment of obesity. We therefore believe there is an urgent unmet need for a drug that can both augment the fat loss and prevent the lean mass loss in sarcopenic obese or overweight elderly patients receiving GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness leading to frailty.

We believe this urgent unmet medical need could be addressed by enobosarm, a SARM, that may effectively prevent the loss of muscle mass and increase the fat loss experienced by older patients receiving a GLP-1 RA for the treatment of obesity. The lean mass reduction observed with GLP-1 RA drugs places older overweight or obese patients with sarcopenic obesity at risk as they already have low muscle mass reserve and may develop muscle weakness, functional limitations, mobility disability, and falls. Veru is conducting a Phase 2b multicenter, double-blind, placebo-controlled, randomized, and dose-finding QUALITY clinical study to evaluate enobosarm 3mg, enobosarm 6mg, or placebo in approximately 168 randomized older patients who are overweight or obese and are also receiving a GLP-1 RA for weight loss.

●	Develop enobosarm for advanced breast cancer.

Our oncology drug pipeline is focused on the clinical development of enobosarm 9mg for the treatment of AR+ ER+ HER2- metastatic breast cancer. As we have prioritized our clinical programs to focus on enobosarm for obesity, the continued clinical development of enobosarm for the treatment of metastatic breast cancer is subject to the availability of sufficient funding in excess of any funds we use for enobosarm for obesity or other uses. We completed the Stage 1a portion of our Phase 3 clinical trial in October 2023. We will not, however, begin our Phase 3 clinical trial until sufficient funding is available.

●	Develop sabizabulin for viral-induced ARDS subject to accessing government or pharmaceutical partnership funding.

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

We currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm initially as a treatment to augment fat loss and to prevent lean mass loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the development of sabizabulin as a treatment for viral-induced ARDS and will not commence our Phase 3 clinical trial to evaluate sabizabulin in viral-induced ARDS.

●	Grow our sexual health program to invest proceeds in the clinical development of our drug pipeline.

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

●	Capitalize on expertise and reputation of our management team and board members.

Our management team has significant expertise and experience in urology, oncology, endocrine, cardiometabolic, and infectious diseases as well as drug development, regulatory matters, marketing and sales, and business development which we believe facilitates effective management of our preclinical studies and clinical trials of drug candidates, potential launch planning, effective collaboration activity and product commercialization. In addition, we intend to capitalize on the strong reputations of the members of our management and board of directors with academic institutions, hospitals, physicians, pharmacists, and distributors to expand our customer base and to introduce potential new products.

Our Products and Product Candidates

The following table summarizes the Company’s current product and development portfolio:

PRODUCT	INDICATION	DEVELOPMENT PHASE

Cardiometabolic Obesity Program
Enobosarm – selective androgen receptor modulator	A treatment to augment fat loss and to prevent lean mass loss in sarcopenic obese or overweight older patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness	Ongoing Phase 2b QUALITY clinical study

Oncology Drug Candidate - Breast
Enobosarm – selective androgen receptor modulator with or without abemaciclib CDK 4/6 inhibitor	AR+ ER+ HER2- metastatic breast cancer (2nd line metastatic setting)	Planned Phase 3 ENABLAR-2

Viral-related ARDS
Sabizabulin – oral microtubule disruptor, broad host targeted antiviral and anti-inflammatory agent	Hospitalized patients with mild to severe viral-induced ARDS	Planned Phase 3

Sexual Health Program Commercial Product
FC2 Female Condom® (internal condom)	Unintended pregnancy and prevents STIs	Marketed

Our Clinical Trials Program and Our Drug Candidates in Metabolic Diseases, Oncology, and ARDS:

Obesity and Overweight Program - Enobosarm

Scientific Overview. In reported third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss was attributable to lean mass (muscle) loss. According to the CDC, 41.5% of older adults have obesity and could benefit from weight loss medication. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity. Sarcopenic obese patients are patients who have obesity and low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. Patients with critically low muscle mass may experience muscle weakness leading to poor balance, decreased gait speed, mobility disability, falls, bone fractures, and increased mortality. We therefore believe there is an urgent unmet need for a drug that can ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass in at-risk sarcopenic obese and overweight elderly patients. While older adults are at higher risk for sarcopenia and sarcopenic obesity, in discussions with the FDA, Veru intends to ultimately seek an approval in the broadest population that could benefit in all ages rather than limiting the indication to patients over the age of 60 years as younger patients (including females of child-bearing potential) with obesity on GLP-1 receptor agonists could benefit from the potential muscle-preserving effects of enobosarm.

Enobosarm is an oral, novel SARM that has demonstrated tissue-selective, dose-dependent improvement in body composition with increases in lean mass and decreases in fat mass, improvement in muscle strength and physical function, improves insulin resistance, has no clinically-relevant masculinizing effects in women and has neutral prostate effects in men in previous clinical trials.

Advanced cancer can cause a loss of appetite where there is significant loss of both lean mass and fat mass. Enobosarm has been evaluated in five separate third-party clinical trials in which lean mass measurement was a primary or co-primary endpoint. These third-party clinical trials include two Phase 2 clinical trials in healthy older or sarcopenic subjects (168 subjects) and one Phase 2b clinical trial and two Phase 3 clinical trials in subjects with muscle wasting because of cancer (800 subjects), generating lean mass and safety data from a total of 968 patients. In certain of these trials, enobosarm demonstrated a dose-dependent improvement in body composition with increases in lean mass and reductions in fat mass. For example, in the Phase 2 clinical trial evaluating enobosarm in 120 men over 60 years old and postmenopausal women treated for 12 weeks, patients receiving 3mg dose of enobosarm (n=24) demonstrated a statistically significant (i) increase in total lean body mass (average increase of 1.25 kg (p = < 0.001)) and (ii) decrease in total fat mass (average decrease of 0.32 kg (p=0.049)). When measuring physical function by stair climb test, patients receiving 3mg dose of enobosarm in this trial also demonstrated statistically significant improvements compared to placebo (p=0.049) using a secondary methodology of statistical analysis provided for in the trial protocol. Based on a large safety database which includes 1,581 men and women with treatment duration for up to 3 years, enobosarm has been generally well tolerated in clinical trials completed to date. However, no preclinical studies or clinical trials evaluating the combination of enobosarm and a GLP-1 RA have been completed to date. All the nonclinical and clinical efficacy and safety data on enobosarm including those generated by these five third-party clinical trials are owned by Veru pursuant to an assignment from the University of Tennessee Research Foundation.

We believe the clinical data we own that was generated from third-party clinical trials of enobosarm in both elderly patients and in patients with initial and ongoing muscle wasting caused by loss of appetite, provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients has the potential to ameliorate the muscle loss caused by currently approved GLP-1 RA therapies and also allow for greater preferential loss of fat mass.

Development Plan: Ongoing and Planned Clinical Trials.  We submitted an Investigational New Drug Application (IND) for enobosarm for a Phase 2b clinical study in January 2024. In February 2024, the Company received FDA clearance to initiate the Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight older (>60 years of age) patients receiving semaglutide (Wegovy®). The primary endpoint is percent change from baseline in total lean body mass, and the key secondary endpoints are percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. In April 2024 the Company announced that it had enrolled its first patients in the Phase 2b QUALITY clinical study, and in August 2024, the Company completed enrollment of 168 subjects in 14 clinical sites in the U.S. with the topline clinical results from the trial expected in January 2025. The purpose of the Phase 2b QUALITY clinical trial is to select the optimal dose of enobosarm in combination with semaglutide (Wegovy®) that best preserves muscle and reduces fat after 16 weeks of treatment to advance into a Phase 3 obesity clinical trial.

After completing the efficacy dose-finding portion of the Phase 2b QUALITY clinical trial, the participants are expected to continue into a Phase 2b extension trial where all patients will stop treatment with semaglutide (Wegovy®), but will continue taking placebo, 3mg of enobosarm, or 6mg of enobosarm in a blinded fashion for 12 weeks. The Phase 2b extension clinical trial will evaluate whether enobosarm can maintain muscle and prevent the fat and weight regain that generally occurs after discontinuing a GLP-1 RA. The topline results of the separate blinded Phase 2b extension clinical study are expected in the second quarter of calendar 2025.

Novel enobosarm modified release oral formulation.  Veru is currently developing a novel, patentable, modified release formulation for enobosarm with multiple releases during a 24-hour dosing period.  We anticipate the actual formulation, pharmacokinetic release profile(s), and method of manufacturing will be the subject of future patents.  The purpose of the modification is to create a consistent release profile with a significantly reduced maximum exposure plus an extended-release profile to minimize any dose-related adverse events while facilitating full exposure of the patient to the drug product between doses for the entire period of 24 hours.  This formulation is currently in animal trials and is anticipated to be available for Phase 1 bioavailability clinical trial during the first half of 2025. We expect that the oral enobosarm modified release drug formulation will be utilized for any Phase 3 obesity clinical studies.

Market. In the United States, 37% of adult men and 40.4% of adult women have obesity (CDC 2022). In third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle) mass, with 20-50% of the total weight loss reported by patients attributable to lean mass loss. Enobosarm is being developed to optimize weight loss by preferentially increasing fat loss and preventing loss of lean mass and physical function in at risk patients taking GLP-1 receptor agonist drugs for chronic weight management. Accordingly, enobosarm is targeting at risk older obese or overweight patients who may already have low muscle mass, also known as sarcopenic obesity, and the further drop in muscle mass of all-important muscles increases risk of muscle weakness, functional limitations, mobility disability, falls, higher hospitalizations, and greater mortality. In the U.S., up to 41.5% of older adults (> 60 years of age) have obesity (CDC) and up to 34.4% of these patients also have sarcopenia, or low muscle reserve. The overall prevalence of obesity with low lean muscle mass in the U.S. is almost 30 million adults.

Oncology Program – Breast Cancer: Enobosarm

Scientific Overview. Breast cancer is the most commonly diagnosed cancer in women with an estimated 313,510 new cases and 42,780 deaths from invasive breast cancer in women and men are expected for 2024 in the U.S according to the American Cancer Society Breast Cancer Facts and Figures 2024-2025. Breast cancer is a heterogenous disease with diverse clinical and molecular characteristics. Estrogen is one of the main drivers of breast cancer proliferation, tumor progression, and metastasis. Up to 85% of breast cancers are ER+, and consequently, estrogen is one of the main drivers of breast cancer proliferation, tumor progression, and metastasis. Consequently, treatments that target the estrogen receptor (ER) have been the mainstay of breast cancer therapy, but unfortunately breast cancers in almost all women will eventually develop resistance to endocrine therapies with tumor progression, and alternative treatment approaches will be required including IV chemotherapy.

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

Enobosarm is a new class of endocrine therapy for advanced breast cancer. Enobosarm is an oral, new chemical entity, selective androgen receptor modulator designed to activate the AR in AR+ ER+ HER2- metastatic breast cancer and thereby suppress tumor growth without the unwanted masculinizing side effects. Enobosarm has extensive nonclinical and clinical experience having been evaluated in 27 separate clinical studies in approximately 1,581 subjects dosed, including three Phase 2 clinical trials in advanced breast cancer involving more than 191 patients. In one of the Phase 2 clinical trials conducted in women with AR+ ER+ HER2- metastatic breast cancer, enobosarm demonstrated significant antitumor efficacy in heavily pretreated cohorts that failed estrogen blocking agents, chemotherapy and/or CDK 4/6 inhibitors and was well tolerated with a favorable safety profile.

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

Development Plan: Current and Planned Clinical Trials.  Subject to the availability of sufficient funding, we plan to complete stage 1b of our suspended clinical development of enobosarm in combination with abemaciclib compared to estrogen blocking agent (active control). If enobosarm+abemaciclib combination therapy demonstrates significant improvement in ORR, which is considered a surrogate endpoint for clinical benefit, then we may meet with the FDA to consider an accelerated approval regulatory pathway based on the clinical data from the Phase 3 clinical trial. Granting accelerated approval for investigational products is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for this approval pathway, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

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

However, we currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the clinical development program to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent lean mass loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the development of sabizabulin as a treatment for viral-induced ARDS and will not commence our Phase 3 clinical trial to evaluate sabizabulin in viral-induced ARDS.

There can be no assurances that we will be able to obtain external funding through government grants, pharmaceutical company partnerships, or similar sources, that we will be able to cost-effectively continue development of sabizabulin, or that sabizabulin will receive FDA approval or be commercialized, for this application.

Sexual Health Program

The Company's sexual health program consists of FC2, the only FDA-approved, female-controlled, hormone-free and latex-free female condom indicated for the prevention of pregnancy and sexually transmitted infections, including HIV/AIDS.

Product. FC2 is the only FDA-approved single use internal condom for the prevention of pregnancy, sexually transmitted infections (STIs), including HIV/AIDS. It comes pre-lubricated and is also the only non-hormonal, latex free contraceptive option available to women that can be used on its own or in conjunction with most other forms of contraception providing “layering” benefits. It is easy to use and covered by most insurance companies with zero out-of-pocket costs due to the Affordable Care Act.

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

U.S. Market. There are approximately 54 million women between the ages of 18-49 who represent the target market due to FC2 being dually indicated for the prevention of pregnancy and/or STIs and HIV/AIDS. According to the CDC, data suggests that STIs in U.S. continued to increase through 2021 – an all-time high for the 6th straight year increasing to 2.5 million. In 2022, rates remained level overall.

FC2 is the only FDA approved for market female use product that protects against unintended pregnancies and the transmission of STIs, including HIV/AIDS. While we believe market conditions are favorable for continued growth, the brand has seen decreasing sales due to lower volume from digital telemedicine customers because of consolidation in the industry. As a result, the Company has established its own dedicated direct to patient digital telemedicine (telemedicine being the remote diagnosis and treatment of patients by means of telecommunications technology) platform to bring our much-needed FC2 product to patients in a cost-effective and highly convenient manner. We remain focused on growing FC2 sales and revenues in future quarters from our dedicated telemedicine solution while leveraging opportunities that help couples better understand how FC2 can help them take control of their sexual and reproductive health.

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

We have built the infrastructure to allow for broad access across the U.S. As a result, FC2 is now available through multiple access channels including: 95% of major retail pharmacies, community-based organizations, by prescription, universities, direct purchase and 340B qualified health care clinics, and directly to the public health sector. Additionally, we are executing digital and social marketing strategies intended to drive brand interest, awareness, and education; address misconceptions about the brand; and ultimately, help ensure women know they can easily access FC2 and that it is fully reimbursable.

Global Public Health Sector Market. In the global public sector, FC2 has been cleared by the World Health Organization (WHO) for purchase by U.N. agencies because it is a multipurpose prevention technology by preventing unintended pregnancy and the transmission of STIs, including HIV/AIDS. The Company markets FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations, and commercial partners, that work to support and improve the lives, health and well-being of women around the world since various governments and organizations supply critical products such as FC2, at no cost or low cost, to those who need but cannot afford to buy such products for themselves.

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

Sale of ENTADFI®

The Company had another FDA-approved product, ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. This product was part of the Company’s sexual health program. On April 19, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“ONCO”) to sell substantially all of the assets related to ENTADFI. The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable pursuant to a Promissory Note due on September 30, 2023, $5.0 million payable pursuant to a Promissory Note due on April 19, 2024 (the “April 2024 Promissory Note”), and $5.0 million payable pursuant to a Promissory Note due on September 30, 2024 (the “September 2024 Promissory Note” and, together with the April 2024 Promissory Note, the “ONCO Promissory Notes”), plus up to $80.0 million based on ONCO’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company cannot determine the likelihood of receiving any Milestone Payments at this time.

On September 29, 2023, the Company entered into an amendment to the Asset Purchase Agreement. The amendment amends the Asset Purchase Agreement by providing that the Promissory Note for the $4.0 million installment of the purchase price due September 30, 2023, was deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock of ONCO (“ONCO Preferred Stock”). The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023. The shares of ONCO Preferred Stock held by the Company were converted into 142,749 shares of ONCO common stock on September 24, 2024.

On April 24, 2024, the Company entered into a Forbearance Agreement with ONCO, which was amended and restated as of September 19, 2024 (as amended and restated, the “Forbearance Agreement”), relating to certain defaults under the ONCO Promissory Notes. Pursuant to the Forbearance Agreement, (a) ONCO agreed to make a payment of $50,000 of the principal payable under the April 2024 Promissory Note not later than April 29, 2024, which was paid on April 25, 2024, and (b) the Company agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its rights and remedies on account of the failure by ONCO to pay the amounts due under the April 2024 Promissory Note on the due date of April 19, 2024, and on account of any failure by ONCO to make any mandatory repayment under the ONCO Promissory Notes that may have become due or may become due in connection with certain transactions relating to ONCO’s acquisition of Proteomedix AG, in each case for a period (the “April 2024 Forbearance Period”) commencing on April 24, 2024 and ending on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). The Company also agreed that during the Forbearance Period the default provision in the ONCO Promissory Notes relating to insolvency of ONCO will not apply.  The Forbearance Agreement also amended certain terms of the September 2024 Promissory Note as described below.

ONCO agreed in the Forbearance Agreement to make the following required payments (the “Required Payments”) during the April 2024 Forbearance Period first to accrued and unpaid interest under the April 2024 Promissory Note and then any remainder to the outstanding principal amount of the April 2024 Promissory Note: (1) monthly payments equal to 25% (increased from 15% in the original April 24, 2024 Forbearance Agreement) of cash receipts of ONCO or its subsidiaries from certain sale or licensing revenues or payments, which increased amount began on October 20, 2024 for cash receipts in September 2024; and (2) payment of 20% (increased from 10% in the original April 24, 2024 Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by ONCO or any of its subsidiaries during the April 2024 Forbearance Period, which increased amount began for any net proceeds received after September 19, 2024. The remaining balance of the April 2024 Promissory Note will be due at the end of the April 2024 Forbearance Period. The Company and ONCO entered into a Waiver and Amendment No. 1 to the Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced in clause (1) above in this paragraph and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%.

ONCO and the Company also agreed to the following amendments to the September 2024 Promissory Note in the Forbearance Agreement: (1) the maturity date of the September 2024 Promissory Note was extended to June 30, 2025; (2) the accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September 2024 Promissory Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September 2024 Promissory Note is paid in full; (3) any amounts owed on the September 2024 Promissory Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of ONCO and the Company, in shares of the ONCO common stock or a combination of cash and ONCO common stock; (4) following full repayment of all principal and interest under the April 2024 Promissory Note, ONCO will make the Required Payments first towards accrued and unpaid interest under the September 2024 Promissory Note and then towards the remaining principal balance payable under the September 2024 Promissory Note; and (5) if the aggregate unpaid principal outstanding under the April 2024 Promissory Note and the September 2024 Promissory Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September 2024 Promissory Note that will be payable by ONCO in satisfaction of its obligations under the September 2024 Promissory Note will be reduced from $5,000,000 to $3,500,000.

There can be no assurance as to (1) whether and when we will receive the future installment payments of purchase price or sales milestone payments under the Asset Purchase Agreement, and (2) whether and when we will be able to receive any cash proceeds from the shares of ONCO common stock that we might hold from time to time.

The Company determined that it was not probable, at the time of the transaction and at September 30, 2024, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023. The Company recognized a gain on sale of $1.2 million during year ended September 30, 2024 based on the determination of the fair market value of the ONCO Preferred Stock when received and the cash received from ONCO under the Forbearance Agreement and the Amended Forbearance Agreement. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected.

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

Because FC2 is a commercially distributed medical device, the facilities in which FC2 is manufactured and tested are subject to periodic FDA inspection to ensure compliance with regulatory requirements, including the QSR and MDR regulations. The Company’s most recent FDA inspection of its U.K. and Malaysian facilities was completed in September 2010 and November 2019, respectively. We are also audited under the Medical Device Single Audit Program (MDSAP), which is a recognized audit standard by the FDA. We hold MDR certification for CE markets and ISO 13485.

FDA Regulation of Prescription Pharmaceutical Products. The process required by the FDA before pharmaceutical product candidates may be marketed in the United States generally involves the following:

●	nonclinical laboratory and animal tests, including some that must be conducted in accordance with Good Laboratory Practices;
●	submission of an IND, which must become effective before clinical trials may begin;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;
●

pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with current Good Manufacturing Practices (cGMP) and current Good Clinical Practices (cGCP); and

●	FDA approval of an NDA to permit commercial marketing for particular indications for use.

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

In general, for purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1—Studies are initially conducted to test the drug candidate for safety, dosage tolerance, absorption, metabolism, distribution, and excretion in healthy volunteers or patients.

●

Phase 2—Studies are conducted with groups of patients with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule, and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●

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

505(b)(2) Approval Process. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDCA), which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act, provides an expedited regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug (RLD). The FDA may require 505(b)(2) applicants to perform additional studies or provide other data to support any change from the RLD. The FDA may then approve the new drug candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. None of the Company’s drug candidates currently under development are expected to follow the Section 505(b)(2) approval pathway.

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

Intellectual Property; Regulatory Exclusivity

We will be able to protect our technology from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets or to the extent our technology has regulatory exclusivity. Patents and other proprietary rights are an essential element of our business.

Enobosarm Intellectual Property and Regulatory Exclusivity.

Regulatory Exclusivity. Enobosarm qualifies as a new chemical entity (NCE) as enobosarm has not been approved for any indication anywhere in the world. In the U.S., the FDA grants five years of exclusive market access for the first approved NCE drug indication. In addition, the U.S. Patent and Trademark Office (the “USPTO”) can grant up to 5 years of patent term extension (PTE) after FDA drug approval is granted as described in more detail below to any single enobosarm patent whether composition of matter or method of use. Outside of the U.S., as an NCE, enobosarm could qualify for up to 10 years of regulatory market exclusivity in the European Union countries and up to 7.5 years of regulatory market exclusivity in Japan.

Exclusively Licensed Patents. Veru holds an exclusive worldwide license to 16 issued U.S. patents, six pending U.S. patent applications, 59 patents and patent applications in countries outside the U.S., and one pending PCT application, including issued molecule and polymorph composition of matter and method of use patents in the U.S, EU and Japan, relating to our enobosarm drug candidate and related compounds. The latest composition of matter patent expiration is 2029 (extended to 2034 if PTE applies) directed to composition of matter of enobosarm polymorph. This license contains provisions requiring milestone and royalty payments to the licensor (University of Tennessee Research Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize our enobosarm drug candidate.

Owned Patents. Separately, the Company owns two pending method of use patent applications, one U.S. application and one PCT application, related to the use of enobosarm in combination with incretins and weight loss drugs for use in chronic weight management with patent expiration in 2044. Further, the Company is working on a novel modified release enobosarm formulation for Phase 3 clinical development and commercialization which utilizes proprietary third-party formulation patents which could lead to additional formulation composition of matter patents with additional patent terms.

Sabizabulin Intellectual Property and Regulatory Exclusivity.

Regulatory Exclusivity. Sabizabulin qualifies as an NCE as sabizabulin has not been approved for any indication anywhere in the world. In the U.S., the FDA can grant five years of exclusive market access for the first approved drug indication with that NCE. In addition, the USPTO can grant a PTE of up to 5 years after FDA drug approval is granted as described in more detail below to any single sabizabulin patent whether composition of matter or method of use. Outside of the U.S., as an NCE, sabizabulin could qualify for up to 10 years of regulatory market exclusivity in the European Union countries and up to 7.5 years of regulatory market exclusivity in Japan.

Exclusively Licensed Patents. Veru holds an exclusive worldwide license to 13 issued U.S. patents, one pending U.S. patent application and 14 patents and patent applications in countries outside the United States, including issued patents in the EU and Japan, relating to our sabizabulin drug candidates and related compounds, and methods of use. Latest molecule composition of matter patent expiration is 2031 (extended to 2036 if PTE applies). This license contains provisions requiring milestone and royalty payments to the licensor (Ohio State Innovation Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize our sabizabulin drug candidates.

Owned Patents. Separately, the Company owns one U.S. patent, five U.S. applications and 70 patents and patent applications in countries outside of the U.S., including, but not limited to, pending composition of matter patents in the U.S., EU and Japan relating to the polymorphs of our sabizabulin drug candidate and methods of use for our sabizabulin drug candidate and related compounds. Sabizabulin polymorph composition of matter patent applications are pending with patent term to 2043 (extended to 2048 if PTE applies).

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

The term of an individual patent depends upon the legal term for patents in the country in which such patent is obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, the term of a patent that covers a drug or biological product may also be eligible for a PTE of up to five years after FDA drug approval is granted and as determined by the FDA, and further provided certain statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each medicine and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

Significant Customers

The Company's four largest customers in fiscal 2024 accounted for 60% of the Company’s net revenues.

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

Human Capital Management

As of October 31, 2024, the Company had 210 full-time employees, including 26 located in the U.S., 9 in the U.K., 174 in Malaysia, and one in another country to implement training and programs. The Company does not currently have any collective bargaining agreements with its employees, and the Company believes that its employee relations are good.

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

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws. The Company did not incur environmental expenses in fiscal 2024 or 2023, nor does it anticipate environmental expenses in the foreseeable future. The Company’s operations in Malaysia are audited and certified against ISO 14001, the environmental management standard that was developed by the International Organization for Standardization (ISO) to help organizations manage the environmental impacts of their processes, products, and services.

Raw Materials

The principal raw material used to produce FC2 is a nitrile polymer. While general nitrile formulations are available from a number of suppliers, the Company has chosen to work closely with the technical market leader in synthetic polymers to develop a grade ideally suited to the biocompatibility and functional needs of a female condom. As a result, the Company relies on supply for its principal raw material for FC2 from one supplier that could produce the raw material from multiple supply points within its organization. The principal partially finished component used to produce FC2 is a dipped nitrile polymer sheath. The Company procures its component sheaths from one of the leading manufacturers of nitrile surgical gloves. The supplier indicated that it intended to close the facility where our specialty grade of nitrile was manufactured. The supplier closed its facility and we successfully re-validated at their other facility in Malaysia. We are in the process of testing an alternative grade of nitrile, which will require us to incur costs to formulate and test the alternative grade and seek FDA approval of the alternative grade. The supplier has stated that it will assist in providing continuity of supply while we transfer to the alternative grade of nitrile and is currently utilizing another production facility that it controls to produce the current specialty grade. Appropriate plant trials and testing have been conducted to show the new facility is capable of supplying our current nitrile grade and we are now testing the new material.

Manufacturing

We manufacture and warehouse FC2 within a leased facility with approximately 45,800 square feet of space in Selangor D.E., Malaysia. Production capacity at this facility is approximately 100 million units of FC2 annually. This facility is subject to periodic inspection by the FDA to ensure compliance with cGMP, as well as the Germany-based notified body, which is responsible for CE (MDR) and ISO 13485 and MDSAP accreditations.

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

Enobosarm is an oral, first-in-class, novel, selective androgen receptor modulator, that is being developed in combination with weight loss drugs (GLP-1 receptor agonists), to increase the preferential loss of fat while preventing the loss of lean mass and bone in at risk sarcopenic obese or overweight older adults. No drugs are currently approved by the FDA for the indication of chronic weight management with preservation of lean mass (muscle) and bone, either alone or in combination with GLP-1 receptor agonists.

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

Risks Related to the Regulation and Commercialization of Our Products and Drug Candidates

●	We have limited experience in obtaining regulatory approval or emergency use authorization for a drug.
●	We could experience delays in our planned clinical trials.
●	Our clinical trials may be suspended or discontinued.
●

We could experience delays or unanticipated costs in connection with our planned clinical development program of enobosarm as a treatment to augment fat loss and to prevent lean mass (muscle) loss in sarcopenic obese or overweight patients receiving a GLP-1 RA.

●

Interim, preliminary and topline data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	We may be subject to risks relating to collaboration with third parties.
●	We rely on CROs to conduct our research and development activities.
●	We rely on third party manufacturers for our drug candidates.
●	Disruptions to or significantly increased costs associated with transportation and other distribution channels for our products may adversely affect our margins and profitability.
●	Changes in law could have a negative impact on the approval of our drug candidates.
●	We may fail or elect not to commercialize our drug candidates or our approved or authorized products.
●

Our development and commercialization of sabizabulin as a treatment for ARDS will depend on our ability to secure significant funding through government grants, pharmaceutical company partnerships or similar external sources.

●	We are subject to extensive and costly governmental regulation, including healthcare reform measures that may negatively impact sales of FC2.
●	We could experience misconduct by our employees.
●	Coverage and reimbursement may not be available for our products.
●	We may not be able to gain and retain market acceptance for our drug candidates.
●	Our drug products may be subject to governmental pricing controls.
●	Third parties may obtain FDA regulatory exclusivity to our detriment.

Risks Related to Our Financial Position and Need for Capital

●	We have incurred net losses in recent fiscal years and expect to continue to incur losses for the foreseeable future.
●

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

●

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

●	The amount of additional financing that we will need to support our development and commercialization activities is uncertain.

●

As a result of our failure to timely file two reports with the SEC, we are currently ineligible to file new registration statements on Form S-3 or to use our current effective shelf registration statement on Form S-3 until March 1, 2025, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

●

We may not receive any additional payments from ONCO in connection with the sale of our ENTADFI assets and may not receive any value for the shares of ONCO common stock that we might hold from time to time.

Risks Related to Our Business

●	Our FC2 business may be affected by contracting risks with government and other international health agencies.
●	The FDA issued a final order reclassifying female condoms as Class II medical devices, which may result in increased competition for FC2 in the U.S. market.
●	We may experience competition, especially for enobosarm as a treatment for metabolic diseases, if approved, and FC2.
●	Our net revenues from sales of FC2 may not return to past levels.
●	We may not be able to successfully implement our strategy to grow sales of FC2 in the U.S. market through our own telehealth portal.
●	An inability to identify or complete future acquisitions could adversely affect our future growth.
●	We may experience difficulties in integrating strategic acquisitions.
●	We may be subject to claims or investigations relating to The Pill Club’s business practices with respect to sales of FC2.
●	It is unlikely that we will collect any amount of our accounts receivable with The Pill Club.
●	We are subject to significant payment obligations pursuant to the resolution of a dispute with a supplier.
●	Since we sell FC2 in foreign markets, we are subject to international business risks that could adversely affect our operating results.
●	Increases in the cost of raw materials, labor, and other costs used to manufacture FC2 could increase our cost of sales and reduce our gross margins.
●	Currency exchange rate fluctuations could increase our expenses.
●	We rely on a single facility to manufacture FC2, and single source suppliers for certain raw materials, which subjects us to the risk of supply disruptions.
●	We may incur costs or experience supply interruptions relating to our need to transition the supply of the nitrile polymer for FC2.
●	Uncertainty and adverse changes in the general economic conditions may negatively affect our business.
●	Material adverse or unforeseen legal judgments, fines, penalties, or settlements could have an adverse impact on our profits and cash flows.
●

We have been named a defendant in stockholder class actions. These, and potential similar or related lawsuits or investigations, could result in substantial legal fees, fines, penalties or damages and may divert management’s time and attention from our business.

●	Our business and operations would suffer if we sustain cyber-attacks or other privacy or data security incidents that result in security breaches.
●	Any failure to comply with the FCPA and similar anti-bribery laws in non-U.S. jurisdiction could materially adversely affect our business and result in civil and/or criminal sanctions.
●	We will need to increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.
●

Uncertainties in the interpretation and application of tax rules in the various jurisdictions in which we operate could materially affect our deferred tax assets, tax obligations and effective tax rate.

●	Our effective tax rate may be negatively impacted if we are unable to realize deferred tax assets or by future changes to tax laws in jurisdictions in which we operate.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Relating to Our Intellectual Property

●	We may be unable to protect the proprietary nature of the intellectual property covering our products.
●

Our or our licensors’ patents may expire or be invalidated, found to be unenforceable, narrowed or otherwise limited or our or our licensors’ patent applications may not result in issued patents or may result in patents with narrow, overbroad, or unenforceable claims.

●

We may not have sufficient intellectual property protection for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

●	We are dependent in part on some license relationships.
●

We may face claims that our intellectual property infringes on the intellectual property rights of third parties. If we infringe intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize our product candidates.

●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of our competitors.
●	We may need to file lawsuits or take other actions to protect or enforce our intellectual property rights.
●	We may fail to protect the confidentiality of commercially sensitive information.

Risks Related to Ownership of Our Common Stock

●	Ownership in our common stock is highly concentrated and your ability to influence corporate matters may be limited as a result.
●	We have received a notice of delisting from Nasdaq.
●

We incurred charges to earnings in fiscal 2020 and in fiscal 2023 resulting from the APP Acquisition, and additional charges to earnings resulting from the APP Acquisition in the future may cause our operating results to suffer.

●

The restatements of our prior financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

●

We previously had identified two material weaknesses in our internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, as of September 30, 2023. Although we have remediated these material weaknesses, we may identify additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, and this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

●

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

●	There are provisions in our charter documents, Wisconsin law and our residual royalty agreement that might prevent or delay a change in control of our company.
●	The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.
●	A substantial number of shares may be sold in the market, which may depress the market price for our common stock.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our shareholders’ sole source of gain.

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

We have only obtained regulatory approval for one drug, ENTADFI (tadalafil and finasteride) capsules, for oral use, which we sold to ONCO in April 2023. We have never obtained an EUA in the U.S. or in any other jurisdiction. It is possible that the FDA or other regulatory authorities may refuse to accept any or all of our planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory authorization or approval of any of our drug candidates. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA or authorization of any EUA application that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure. Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our drug candidates, generating revenue from these proposed products and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or any EUA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs or EUAs for one or more of our drug candidates, which would materially adversely affect our business.

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

We may experience delays in any of the clinical trials that will be required to be conducted for our drug candidates. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

●	delays in obtaining regulatory approval to commence a trial;
●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
●	imposition of a clinical hold because of safety or efficacy concerns by the FDA, a DSMB or IDMC, a clinical trial site’s IRB or us;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;
●	delays in obtaining required IRB approval at each site;
●	delays in identifying, recruiting and training suitable clinical investigators;
●	delays in recruiting suitable patients to participate in a trial;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical sites dropping out of a trial to the detriment of enrollment;
●	time required to add new sites;
●	delays in obtaining sufficient supplies of clinical trial materials, including suitable active pharmaceutical ingredients;
●	delays resulting from negative or equivocal findings of DSMB or IDMC for a trial; or
●	delays resulting from shutdowns or quarantines or staffing shortages relating to a pandemic or other reasons.

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

We could experience delays or unanticipated costs in connection with our Phase 2b clinical trial of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA.

Our future prospects are substantially dependent on our ability to successfully advance the development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA.  We are currently conducting a Phase 2b multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, with the first data from the trial expected in the second quarter of calendar 2025. Any delays of or unanticipated changes to the planned Phase 2b clinical trial may increase our costs, slow down our product development and approval process and jeopardize our ability to develop enobosarm for and ultimately generate revenue from enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, which may cause a change in our development strategy. Additional costs may also require us to raise additional capital, which may not be available when needed or on terms acceptable to us. As a result, we may be forced to abandon our development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. There can be no assurances that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for any application.

Interim, preliminary and topline data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials. These interim updates are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, preliminary or topline data we previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim, preliminary and topline data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim, preliminary or topline data and final data could significantly harm our business and prospects. Further, additional disclosure of interim, preliminary or topline data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what we determine is the material or otherwise appropriate information to include in our public disclosures, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We rely on CROs to conduct our research and development activities.

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

We rely on third party manufacturers for our drug candidates.

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

In addition, regulatory requirements could pose barriers to the manufacture of our drug candidates. Third-party manufacturers are required to comply with the FDA’s cGMPs. As a result, the facilities used by any manufacturers of our drug candidates must maintain a compliance status acceptable to the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party contract manufacturing organization (CMO). Our third-party manufacturers will be required to produce our drug candidates under FDA cGMPs in order to meet acceptable standards. Our third-party manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to gain approval for or commercialize our drug candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts and criminal prosecutions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Finally, we also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over our products or otherwise do not satisfactorily perform according to the terms of their agreements with us.

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

We expect to rely on the uninterrupted and efficient operation of third-party logistics companies to transport, store and deliver our products, including FC2. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including disruptions caused by pandemics, increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses and storage costs, and a shortage of manpower or capital or due to other business interruptions. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand. Disruptions to this business model or our relationship with the third party if, for example, performance fails to meet our expectations, could harm our business.

Changes in law could have a negative impact on the approval of our drug candidates.

The FDA has established regulations, guidelines and policies to govern the drug development and approval process, as have foreign regulatory authorities. Any change in regulatory requirements resulting from the adoption of new legislation, regulations or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols or clinical trial applications or the need for new ones, may significantly and adversely affect the cost, timing and completion of the clinical trials for our drug candidates. In addition, the FDA’s policies may change and additional government regulations may be issued that could prevent, limit or delay regulatory approval of our drug candidates, or impose more stringent product labeling and post-marketing testing and other requirements. The political environment in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. While it is not possible to predict whether and when any such changes will occur, specific proposals that have been discussed or implemented which could have a material impact on us include, but are not limited to, potential changes to the ACA, recently issued regulations offering employers religious and moral exemptions from the ACA’s requirement to provide insurance covering birth control, and the enactment of the 21st Century Cures Act. If we are slow or unable to adapt to any such changes, our business, prospects and ability to achieve or sustain profitability would be adversely affected.

We may fail or elect not to commercialize our drug candidates or our approved or authorized products.

We cannot be sure that, if our clinical trials for any of our drug candidates are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all, or that the submission of any NDA is commercially feasible. Similar risks apply to EUA applications in the U.S. and other jurisdictions. After completing clinical trials for a drug candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA, and includes all preclinical studies and clinical trial data relevant to the safety and effectiveness of the product at the suggested dose and duration of use for the proposed indication as well as manufacturing information, in order to allow the FDA to review such drug dossier and to consider a drug candidate for approval for commercialization in the United States. If we are unable to submit an NDA with respect to any of our current drug candidates, if any NDA we submit is not approved by the FDA, or we elect not to file an NDA, or if we are unable to obtain any required state and local distribution licenses or similar authorizations, we will be unable to commercialize that product. The FDA can and does reject NDAs and require additional clinical trials, even when drug candidates achieve favorable results in Phase 3 clinical trials.

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

We currently plan to prioritize the use of our internal cash and the net proceeds of any future financings to the development of enobosarm, with a primary near-term focus on funding a Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm initially as a treatment to augment fat loss and to prevent lean mass loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and to seek external funding through government grants, pharmaceutical company partnerships or similar sources to advance sabizabulin as a treatment for viral-induced ARDS. Such funding may not be available on a timely basis or at all, which may cause a significant delay in or the suspension of our development of sabizabulin as a treatment for viral-induced ARDS. Government funding for private sector research and development activities can be difficult to obtain and may contain limitations on its use. For example, in October 2023, we were notified that we were not selected for participation in the planned Phase 2 ARDS clinical trial to be sponsored by BARDA. There are also uncertainties regarding our ability to obtain funding through partnerships with pharmaceutical companies, including significant competition in seeking appropriate partners and the possibility that potential partners may not view sabizabulin as having the requisite potential to demonstrate safety and efficacy or adequate intellectual property protection.

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

The ACA mandates coverage of FC2 by U.S. health insurance plans. The ACA is periodically subject to legal challenges and a continuing political effort to limit its scope or even potentially repeal it. We do not expect any imminent such modifications or repeal, but we can offer no assurance that the political situation regarding the ACA will not change in ways in the future that could have a material adverse effect on our ability to commercialize FC2 as a prescription product in the U.S.

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

Failure to comply with applicable laws and regulations could lead to the following actions:

●	partial suspension or total shutdown of manufacturing;
●	product shortages;
●	delays in product manufacturing;
●	FDA warning letters or other notifications of violations of law;
●	fines or civil penalties;
●	delays in or restrictions on obtaining new regulatory clearances or approvals;
●	withdrawal or suspension of required clearances, approvals or licenses;
●	product seizures or recalls;
●	injunctions;
●	criminal prosecution;
●	advisories or other field actions;
●	operating restrictions, including the inability to market a product in certain state or local jurisdictions; and
●	prohibitions against exporting of products to, or importing products from, countries outside the U.S.

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

●

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

●

the federal False Claims Act that prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government health care programs that are false or fraudulent;

●	federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters; and
●

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

We will be exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA regulations, marketing and promotional laws, rules, and policies, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to comply with anti-corruption laws, including the FCPA, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and prevent employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Physicians may not prescribe our drug candidates, if approved by the appropriate regulatory authorities for marketing and sale, which would prevent any such drug candidate from generating revenue. Market acceptance of our marketed product, FC2, and drug candidates by physicians, patients and payors, will depend on a number of factors, many of which are beyond our control, including the following:

●	the clinical indications for which our drug candidates are approved, if at all;
●	acceptance by physicians and payors of each product as safe and effective treatment;
●	the cost of treatment in relation to alternative treatments;
●	the relative convenience and ease of administration of our products in the treatment of the conditions for which they are intended;
●	the availability and efficacy of competitive drugs;
●	the effectiveness of our sales and marketing efforts;
●	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
●

the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other health care payors, or by government health care programs, including Medicare and Medicaid;

●	limitations or warnings contained in a product's FDA or other applicable regulatory agency’s approved labeling; and
●	prevalence and severity of adverse side effects.

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

In addition, even if our drug candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if:

●	new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete;
●	unforeseen complications arise with respect to use of our products; or
●	sufficient third-party insurance coverage or reimbursement does not remain available.

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

We incurred a net loss of $37.8 million during the year ended September 30, 2024. Pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur significant expenses until we are able to obtain regulatory approval and subsequently sell one or more of our drug candidates under development in significant quantities, which may not happen. We expect to devote most of our financial resources to research and development, including our non-clinical development activities and clinical trials. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

The report from our independent registered public accounting firm for the year ended September 30, 2024, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

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

Our future capital requirements will depend upon a number of factors, including:

●	the size, complexity, results and timing of our development programs and clinical trials;
●	our ability to successfully commercialize our drug candidates, if approved;
●	our ability to obtain sufficient supply of the compounds necessary for our drug candidates at a reasonable cost;
●	the time and cost involved in obtaining regulatory approvals;
●	the time and cost involved in developing any required companion diagnostics for any of our product candidates, including enobosarm;
●	the terms and timing of any potential future collaborations, licensing or other arrangements we may establish;
●	cash requirements of any future acquisitions, in-licenses or the development of other drug candidates;
●	our receipt of funds from other potential sources, including cash flow from licenses and sales, and payments on outstanding receivables;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
●	the costs involved in manufacturing and commercializing our drug candidates;
●

the amount of sales or other revenues from drug candidates that we may commercialize, if any, including the selling prices for such drug candidates and the availability of adequate third-party coverage and reimbursement;

●	regulatory changes;
●	changes to federal, state or local health care or prescription drug programs;
●	market and economic conditions; and
●	competing technological and market developments.

These factors could result in variations from currently projected operating and liquidity requirements.

As a result of our failure to timely file two reports with the SEC, we are currently ineligible to file new registration statements on Form S-3 or to use our current effective shelf registration statement on Form S-3 until March 1, 2025, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Form S-3 enables eligible issuers to conduct primary offerings under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-1. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As a result of our failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, we are ineligible to file new registration statements on Form S-3 or to use our current effective shelf registration statement on Form S-3 (File No. 333-270606) (the “Current Shelf Registration Statement”) until no earlier than March 1, 2025. Our Form S-3 ineligibility may significantly impair our ability to raise necessary capital needed for our business. If we seek to access the capital markets through a registered offering pursuant to a new registration statement on Form S-1, we would be required to disclose the proposed offering and the material terms thereof before the offering commences. As a result of such disclosure and potential for SEC review of such registration statement on Form S-1, we may experience delays in the offering process and we may incur increased offering and transaction costs and other impediments to such an offering. If we are unable to raise capital through a registered offering, we would be required to raise capital on a private placement basis, which may be subject to pricing, size and other limitations imposed under NASDAQ rules, or seek other sources of capital. Until March 1, 2025, we will not be able to sell any securities pursuant to the Current Shelf Registration Statement, including under our current common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

We may not receive any additional payments from ONCO in connection with the sale of our ENTADFI assets and may not receive any value for the shares of ONCO common stock that we might hold from time to time.

In April 2023, we sold our ENTADFI assets to ONCO and on September 29, 2023, we entered into an amendment to the Asset Purchase Agreement which provided that the promissory note for the $4 million installment of the purchase price due September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to us of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to us by October 3, 2023 of 3,000 shares of ONCO Preferred Stock. The shares of ONCO Preferred Stock held by the Company were converted into 142,749 shares of ONCO common stock on September 24, 2024. Although ONCO’s common stock is currently traded on the Nasdaq Capital Market, there is limited trading volume and we may find it difficult to sell the shares of ONCO common stock that we might hold from time to time at an acceptable price or at all, and as a result we may not receive any value for the shares of ONCO common stock that we might hold from time to time. Under the Asset Purchase Agreement, ONCO was obligated to pay an additional $10 million in installments in our fiscal year 2024 pursuant to the ONCO Promissory Notes, plus up to an additional $80 million in milestone payments based on ONCO’s net sales from ENTADFI business after closing.

There is uncertainty as to whether and when we will receive any future installment payments of purchase price under the ONCO Promissory Notes or sales milestone payments under the Asset Purchase Agreement, and there is a risk of a future default by ONCO in performing its payment obligations, and we do not have a security interest in any of ONCO's assets and accordingly would be an unsecured creditor in the event that ONCO defaulted. We received payment of $1.0 million on September 29, 2023 and total payments of $0.3 million during the year ended September 30, 2024 from ONCO pursuant to the ONCO Promissory Notes. We have entered into the Forbearance Agreement with ONCO, relating to certain defaults under the ONCO Promissory Notes, which includes a forbearance period as to the April 2024 Promissory Note that ends on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement) and an extension of the due date of the September 2024 Promissory Note to June 30, 2025.  ONCO is required to make certain Required Payments towards the outstanding balance of the ONCO Promissory Notes during such periods. There can be no assurance as to (1) whether and when we will receive any payments pursuant to the terms of the Forbearance Agreement or otherwise under the ONCO Promissory Notes or any sales milestone payments under the Asset Purchase Agreement, (2) the extent of the risk of a future default by ONCO in performing its payment or other obligations under the Forbearance Agreement and the ONCO Promissory Notes, and (3) whether and when we will be able to receive any cash proceeds from the shares of ONCO common stock that we might hold from time to time. If ONCO fails to pay the outstanding ONCO Promissory Notes when due or an event of default under the ONCO Promissory Notes or the Forbearance Agreement otherwise occurs, we may, among other things, declare the full amount outstanding to be due and sue to collect the ONCO Promissory Notes, which actions may force ONCO into bankruptcy. There can be no assurance as to whether we would be able to collect any amounts due under the ONCO Promissory Notes if ONCO files for bankruptcy and, in such event, the shares of ONCO common stock we hold would likely have no value.

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

Net revenues from sales of FC2 have declined significantly in recent periods, particularly in the U.S. prescription channel. Although we are working to restore ordering and utilization patterns in future periods, net revenues from sales of FC2 may not return to past levels. Ordering patterns may not rebound or may continue to decline if our distribution partners in the telehealth sector encounter issues, we or our distribution partners are not able or willing to spend sufficient amounts to market and promote FC2, or underlying demand for FC2 decreases. In particular, sales to our largest telehealth customer, The Pill Club, have been eliminated due to The Pill Club’s Chapter 11 bankruptcy filing on April 18, 2023 and the termination of our contract with The Pill Club. In addition, we may lack resources to increase FC2 marketing efforts by an amount sufficient to grow revenues and drive awareness of our independent, FC2-dedicated direct to patient telemedicine and pharmacy services portal. Any failure to attain or sustain sales growth for FC2 in the U.S. market may have a material adverse effect on our results of operations.

We may not be able to successfully implement our strategy to grow sales of FC2 in the U.S. market through our own telehealth portal.

We have developed and continue to refine our own telehealth portal to grow revenues from the U.S. prescription channel. We have never developed a telemedicine platform before. The cost and regulatory complexity required to operate and continue to refine this platform, including costs for collaborators who are helping us refine the platform and who will help us in our efforts to market the telehealth platform and FC2, may outweigh any increased sales resulting from this effort. Patients may also incur costs in paying for the telehealth physician consultations. Any of these risks could harm patient acceptance of the platform and our ability to continue to grow FC2 sales. Market acceptance of our platform may be slow to develop, and to date we have not experienced significant sales through our platform.

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

We may experience difficulties in integrating strategic acquisitions.

The integration of acquired companies and their operations into our operations involves a number of risks, including:

●	the acquired business may experience losses or we may assume liabilities from the acquired company that could adversely affect our profitability;
●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
●	possible failure to accomplish the strategic objectives for an acquisition;
●	the loss of key personnel of the acquired business;
●	difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our net revenues;
●	diversion of management’s attention could impair their ability to effectively manage our business operations;
●	the acquired business may require significant expenditures for product development or regulatory approvals;

●	the acquired business may lack adequate internal controls or have other issues with its financial systems;
●	there may be regulatory compliance or other issues relating to the business practices of an acquired business;
●

we may record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges and we may also incur amortization expenses related to intangible assets; and

●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

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

We have a concentration of accounts receivable at The Pill Club, with $3.9 million of accounts receivable as of September 30, 2024. On April 18, 2023, The Pill Club filed for Chapter 11 bankruptcy and its assets were sold in June 2023 to satisfy a secured creditor. Our claims against The Pill Club for these receivables have been filed with The Pill Club bankruptcy estate and we will continue to pursue payment for as much of the receivables as possible but based on the amount of the claims of other unsecured creditors and the limited assets remaining in The Pill Club bankruptcy estate it is unlikely that we will recover any of these receivables. We recorded in fiscal 2023 and maintain as of September 30, 2024 an allowance for credit losses of $3.9 million due to The Pill Club’s Chapter 11 bankruptcy filing in April 2023.

We are subject to significant payment obligations pursuant to the resolution of a dispute with a supplier.

A supplier had claimed that we owe approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount we owe, and to resolve this dispute we agreed to pay the supplier a total of $8.3 million, consisting of $2.3 million paid in February 2024, $3.5 million payable in 48 equal monthly installments between March 31, 2024 and January 31, 2028, and $2.5 million payable in an amount equal to 25% of payments pursuant to the ONCO Promissory Notes, provided that if this amount is not paid in full by December 31, 2025, we must pay the balance in 24 equal monthly installments commencing in January 2026. If we lack sufficient cash to pay amounts due to this supplier when due, we may need to raise additional capital, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets.

Since we sell FC2 in foreign markets, we are subject to international business risks that could adversely affect our operating results.

Our international operations subject us to risks, including:

●	economic and political instability;
●	currency fluctuations;
●	global pandemics, as governments reallocate their health or development budgets to other health areas;
●	changes in international regulatory requirements, import duties, or export restrictions, including limitations on the repatriation of earnings;
●

disruptions and price increases in the global transportation network, such as work stoppages, strikes or shutdowns of ports of entry or such other transportation sources, or delays or difficulties in products clearing customs;

●	difficulties in staffing and managing foreign operations;

●	greater difficulty in collecting accounts receivable and longer collection periods;
●	the uncertainty of protection for intellectual property in some countries;
●

multiple, conflicting and changing laws and regulations such as privacy regulations, including GDPR, tax laws, export and import restrictions, employment laws, immigration laws, labor laws, regulatory requirements and other governmental approvals, permits and licenses;

●

complications in complying with trade and foreign tax laws and greater risk of a failure of foreign employees, distributors or other agents to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and other anti-bribery or corruption laws, and trade regulations;

●	price controls and other restrictions on foreign currency; and
●	difficulties in our ability to enforce legal rights and remedies.

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

We rely on a single facility to manufacture FC2, and single source suppliers for certain raw materials, which subjects us to the risk of supply disruptions.

We manufacture FC2 in a single leased facility located in Malaysia and source certain raw materials from single suppliers. Difficulties encountered by this facility or these suppliers, such as fire, accident, natural disaster, labor disruptions, or an outbreak of a contagious disease, could halt or disrupt production at our facility or the facilities of our suppliers, delay the completion of orders, or cause the cancellation of orders. Any of these risks could increase our expenses or reduce our net revenues.

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

Sales of FC2 fluctuate, which causes our operating results to vary from quarter-to-quarter. Sales of FC2 fluctuate based upon demand from our commercial partners and the public health sector and the nature of government procurement processes. Historically, our net revenues have varied from quarter–to-quarter due to such buying patterns. Quarterly variations in operating results may cause us to fail to meet market expectations for our operating results and may tend to depress our stock price during such quarters.

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

We may, from time to time, become a party to legal proceedings incidental to our business, including, but not limited to, alleged claims relating to product liability, environmental compliance, patent infringement, commercial disputes, securities laws, antitrust and competition laws, regulatory or administrative actions, corporate matters and employment matters. The current and future use of our drug candidates by us and potential collaborators in clinical trials, and the sale of any approved products in the future, may expose us to product liability claims. We will face an inherent risk of product liability claims as a result of the clinical testing of our drug candidates and will face an even greater risk if we obtain FDA approval and commercialize our drug candidates in the U.S. or other additional jurisdictions or if we engage in the clinical testing of proposed new products or commercialize any additional products. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our existing products or drug candidates, if approved. Regardless of the merits or eventual outcome, product liability claims may result in any of the following:

●	the inability to commercialize our drug candidates;
●	difficulty recruiting subjects for clinical trials or withdrawal of these subjects before a trial is completed;
●	labeling, marketing, or promotional restrictions;
●	product recalls or withdrawals;
●	decreased demand for our products or products that we may develop in the future;
●	loss of revenue;
●	injury to reputation;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients; and
●	a decline in the value of our shares.

Litigation could require us to record reserves or make payments which could adversely affect our profits and cash flows. Even the successful defense of legal proceedings may cause us to incur substantial legal costs, may divert management’s attention and resources away from our business, may prevent us or our partners from achieving or maintaining market acceptance of the affected product and may substantially increase the costs of commercializing our future products and impair the ability to generate revenues from the commercialization of these products either by us or by our strategic alliance partners.

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

On December 5, 2022, a putative securities class action complaint was filed in federal district court for the Southern District of Florida against us certain of our current officers and directors. The amended complaint alleges that certain public statements about sabizabulin as a treatment for COVID-19 between March 1, 2021 and March 2, 2023 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks monetary damages. We and certain of our offices and directors are also parties to four derivative actions asserting state law claims primarily in connection with the issues and claims asserted in the securities class action.

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

Our need to manage our operations, growth and various projects effectively requires that we:

●	improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
●	attract and retain sufficient numbers of talented employees;
●	manage our commercialization activities for our drug candidates effectively and in a cost-effective manner;
●	manage our relationship with our partners related to the commercialization of our drug candidates;
●	manage our clinical trials effectively;
●	manage our internal manufacturing operations effectively and in a cost-effective manner while increasing production capabilities for our current drug candidates to commercial levels; and
●	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

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

As of September 30, 2024, we had federal and state net operating loss carryforwards of approximately $164.2 million and $70.0 million, respectively, of which $28.6 million and $35.6 million, respectively, if not utilized to offset taxable income in future periods, will begin to expire in 2025 and will completely expire in 2044. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate ownership changes could limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income.

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

These risks include the possibility of the following:

●	the patent applications that we have filed may fail to result in issued patents in the United States or in foreign countries;
●

patents issued or licensed to us or our partners may be challenged or discovered to have been issued on the basis of insufficient, incomplete or incorrect information, and thus held to be invalid or unenforceable;

●	the scope of any patent protection may be too narrow to exclude competitors from developing or designing around these patents;
●	we or our licensor was not the first to make the invention covered by an issued patent or pending patent application;
●	we or our licensor was not the first inventor to file a patent application for the technology in the United States or was not the first to file a patent application directed to the technology abroad;
●

we may fail to comply with procedural, documentary, fee payment and other similar provisions during the patent application process, which can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights;

●	future drug candidates or our proprietary technologies may not be patentable or legal decisions may limit patent-eligible subject matter;
●	others may claim rights or ownership with regard to patents and other proprietary rights that we hold or license;
●	delays in development, testing, clinical trials and regulatory review may reduce the period of time during which we could market our drug candidates under patent protection;
●	we may fail to timely apply for patents on our technologies or products; and
●	inability to control patent prosecution, maintenance, or enforcement of any in-licensed intellectual property.

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

While we will apply for patents covering our technologies and products, as we deem appropriate, many third parties may already have filed patent applications or have received patents in our areas of product development. These entities’ applications, patents and other intellectual property rights may conflict with our patent applications or other intellectual property rights and could prevent us from obtaining patents, could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture, commercialize or market our products. In addition, if third parties file patent applications which include claims covering any technology to which we have rights, we may have to participate in interference, derivation or other proceedings with the USPTO, or foreign patent regulatory authorities to determine our rights in the technology, which may be time-consuming and expensive. Moreover, issued patents may be challenged in the courts or in post-grant proceedings at the USPTO, or in similar proceedings in foreign countries. These proceedings may result in loss of patent claims or adverse changes to the scope of the claims.

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

●

infringement and other intellectual property claims would be costly and time-consuming to defend, whether or not we are ultimately successful, and could delay the regulatory approval process, consume our capital and divert management's attention from our business;

●	we may have to pay substantial damages for past infringement if a court determines that our products or technologies infringe a competitor's patent or other proprietary rights;
●

a court may prohibit us from selling or licensing our technologies or future products unless a third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do;

●

if a license is available from a third party, we may have to pay substantial royalties or lump sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license; or

●	we may need to redesign our products so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

As of December 12, 2024, our executive officers and directors collectively beneficially owned approximately 14.9% of the outstanding shares of our common stock, including approximately 6.6% beneficially owned by Mitchell Steiner, M.D., our Chairman, President and Chief Executive Officer, and 6.2% beneficially owned by Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

We have received a notice of delisting from Nasdaq.

On August 29, 2024, we received a letter from The Nasdaq Stock Market, LLC ("Nasdaq"), notifying us we had fallen below compliance with respect to the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until February 25, 2025, to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Capital Market. If at any time before February 25, 2025, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which period may be extended to greater than 10 consecutive trading days at the sole discretion of Nasdaq), Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement. In the event we do not regain compliance by February 25, 2025, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify for the additional 180-day period, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock.

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our shares;
●	reduced liquidity for our shares;
●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

We incurred charges to earnings in fiscal 2020 and in fiscal 2023 resulting from the APP Acquisition, and additional charges to earnings resulting from the APP Acquisition in the future may cause our operating results to suffer.

Under the acquisition method of accounting in accordance with ASC 805, Business Combinations, we allocated the total purchase price of the APP Acquisition to APP's net tangible assets and intangible assets based on their respective fair values as of the date of the APP Acquisition and recorded the excess of the purchase price over those fair values as goodwill. Management's estimates of the fair value of such assets was based upon assumptions that they believed to be reasonable but that will be inherently uncertain. Impairment of goodwill, among other factors, could result in material charges that would cause our financial results to be negatively impacted.

The restatements of our prior financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

Subsequent to the filing of our Form 10-Q for the quarter ended June 30, 2023 on August 10, 2023 (the “Original Form 10-Q”), we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements in the Original Form 10-Q. In addition, subsequent to the filing of the Original Form 10-K for the year ended September 30, 2023 on December 8, 2023, we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements in the Original Form 10-K.  As a result of the restatements, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatements. In addition, such restatements could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities, which effect may be compounded by having two restatements in close proximity. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline.

We previously had identified two material weaknesses in our internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, as of September 30, 2023. Although we have remediated these material weaknesses, we may identify additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, and this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

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

Management previously had identified material weaknesses in our internal control over financial reporting as of September 30, 2023 related to:  (1) its controls over applying technical accounting guidance to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event, and (2) its management review control over its estimate of research and development expenses associated with activities conducted by third-party service providers. Management determined that such material weaknesses resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective as of September 30, 2023. During the quarter ended September 30, 2024, we successfully completed the testing necessary to conclude that these material weaknesses have been remediated.

Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. Although the material weaknesses in internal control over financial reporting described above have been remediated, any new material weaknesses or other deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We can provide no assurance that the remediation measures we have taken will be effective at preventing or avoiding potential future significant deficiencies or material weaknesses in our internal controls.

If we identify any new deficiencies in the future, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, and we may not be able to source external financing for our capital needs on acceptable terms or at all. Each of the foregoing items could adversely affect our business, results of operations, financial condition, and the market price and volatility of our common stock. In addition, we have expended, and expect to continue to expend, significant resources, including accounting-related costs and significant management oversight, in order to assess, implement, maintain, remediate and improve the effectiveness of our internal control over financial reporting and our general control environment.

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

We are a “smaller reporting company,” as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and we reported annual net revenues as of our most recently completed fiscal year is $100 million or more, or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

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

We are subject to a number of provisions in our charter documents, Wisconsin law and our residual royalty agreement with SWK Funding LLC that may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include the following:

●	the authority provided to our Board of Directors in our Amended and Restated Articles of Incorporation to issue preferred stock without further action by our shareholders;
●	the provision under Wisconsin law that permits shareholders to act by written consent only if such consent is unanimous;
●

the provision under Wisconsin law that requires for a corporation such as us, that was formed before January 1, 1973, the affirmative vote of the holders of at least two-thirds of the outstanding shares of our voting stock to approve an amendment to our articles of incorporation, a merger submitted to a vote of our shareholders, or a sale of substantially all of our assets;

●	advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings;
●

the Wisconsin control share acquisition statute and Wisconsin's “fair price” and “business combination” provisions which limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances; and

●	our residual royalty agreement with SWK Funding LLC requires a mandatory prepayment upon a change of control of Veru or a sale of our FC2 business.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	our failure to meet market expectations for our performance;
●	the timing of announcements by us or our competitors concerning significant product developments, acquisitions, or financial performance;
●	adverse results or delays in our clinical trials for our drug candidates;
●	changes in laws or regulations applicable to our business;
●	competition from new products that may emerge;
●	actual or anticipated fluctuations in our financial condition or operating results;
●	substantial sales of our common stock;
●	issuance of new or updated research reports from securities analysts;
●	announcement or expectation of additional debt or equity financing efforts;
●	additions or departures of key personnel;
●	general stock market conditions;
●	attacks by short sellers or substantial short interest in our common stock; or
●	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

A substantial number of shares may be sold in the market, which may depress the market price for our common stock.

Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options, shares of common stock we may issue under our current common stock purchase agreement with Lincoln Park, including 3,025,000 shares of common stock that we have issued under our current common stock purchase agreement with Lincoln Park through the date of this report. These shares can be freely sold in the public market upon issuance.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to materially protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes policies and processes for assessing, identifying, and managing risk from cybersecurity threats as well as a cybersecurity incident response plan. Our cybersecurity risk management program is integrated into our overall risk management system and processes, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other strategic, operational, legal, compliance, and financial risk areas.

Our cybersecurity policies and procedures are designed to ensure that appropriate cybersecurity measures and controls are developed, implemented, and maintained, with assistance from a third-party service provider. These policies and procedures and the resulting safeguards are designed and evaluated in light of our risk assessments. We have implemented access controls, firewalls, and intrusion detection and prevention systems, vulnerability and patch management processes, and we also use a variety of other automated tools and manual processes to safeguard our information systems. We maintain a business continuity and disaster recovery plan designed to enhance our incident response preparedness. We also require employees to undergo security awareness training when hired and based on periodic phishing tests.

As of the date of this Annual Report on Form 10-K, we have not identified risks from known cybersecurity threats, including or as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

For additional information regarding risks to us from cybersecurity threats, see “Risk Factors” in Item 1A. of this report.

Governance

One of the key functions of our board of directors is risk oversight, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly and through the audit committee.

Our Chief Financial Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from a third-party service provider. Our Chief Financial Officer supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include quarterly briefings from our third-party service provider and alerts and reports produced by security tools deployed in the IT environment. Our Chief Financial Officer has over 10 years of experience in overseeing our cybersecurity and information technology programs. We also rely on our third-party service provider for advice and expertise on monitoring evolving industry standards and best practices.

Our Chief Financial Officer provides periodic briefings to the board of directors regarding the Company's cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cyber security systems testing, and activities of third parties.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the Nasdaq Capital Market under the symbol “VERU”. The number of record holders of our common stock on December 12, 2024 was approximately 148.

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

Obesity Program

In reported third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss reported by patients was attributable to lean mass (muscle) loss. According to the CDC, 41.5% of older adults are obese and could benefit from weight loss medication. Up to 34.4% of people over the age of 60 with obesity in the United States have sarcopenic obesity. Sarcopenic obese patients are patients who have obesity and low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. We therefore believe there is an urgent unmet need for a drug that can ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass in at-risk sarcopenic obese and overweight elderly patients. While older adults are at higher risk for sarcopenia and sarcopenic obesity, in discussions with the FDA, Veru intends to ultimately seek an approval in the broadest population that could benefit in all ages rather than limiting the indication to patients over the age of 60 years as younger patients (including females of child-bearing potential) with obesity on GLP-1 receptor agonists could benefit from the potential muscle-preserving effects of enobosarm.

Enobosarm is an oral, novel SARM that has demonstrated tissue-selective, dose-dependent improvement in body composition with increases in lean mass and decreases in fat mass, improvement in muscle strength and physical function, has no clinically-relevant masculinizing effects in women and has neutral prostate effects in men in previous clinical trials.

Advanced cancer can cause a loss of appetite where there is significant loss of both lean mass and fat mass. Enobosarm has been evaluated in five separate third-party clinical trials in which lean mass measurement was a primary or co-primary endpoint. These third-party clinical trials include two Phase 2 clinical trials in healthy older or sarcopenic subjects (168 subjects) and one Phase 2b clinical trial and two Phase 3 clinical trials in subjects with muscle wasting because of cancer (800 subjects), generating lean mass and safety data from a total of 968 patients. In certain of these trials, enobosarm demonstrated a dose-dependent improvement in body composition with increases in lean mass and reductions in fat mass. For example, in the Phase 2 clinical trial evaluating enobosarm in 120 men over 60 years old and postmenopausal women treated for 12 weeks, patients receiving 3mg dose of enobosarm (n=24) demonstrated a statistically significant (i) increase in total lean body mass (average increase of 1.25 kg (p = < 0.001)) and (ii) decrease in total fat mass (average decrease of 0.32 kg (p=0.049)). When measuring physical function by stair climb test, patients receiving 3mg dose of enobosarm in this trial also demonstrated statistically significant improvements compared to placebo (p=0.049) using a secondary methodology of statistical analysis provided for in the trial protocol.

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

We believe the clinical data we own that was generated from third-party clinical trials of enobosarm in both elderly patients and in patients with initial and ongoing muscle wasting caused by loss of appetite, provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass.

We submitted an Investigational New Drug Application (IND) for enobosarm for a Phase 2b clinical study in January 2024. In February 2024, the Company received FDA clearance to initiate the Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight older (>60 years of age) patients receiving semaglutide (Wegovy®). The primary endpoint is percent change from baseline in total lean body mass, and the key secondary endpoints are percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. In April 2024 the Company announced that it had enrolled its first patients in the Phase 2b QUALITY clinical study and in August 2024 the Company completed enrollment of 168 subjects in 14 clinical sites in the U.S. with the topline clinical results from the trial expected in January 2025. The purpose of the Phase 2b QUALITY clinical trial is to select the optimal dose of enobosarm in combination with semaglutide (Wegovy®) that best preserves muscle and reduces fat after 16 weeks of treatment to advance into a Phase 3 obesity clinical trial.

After completing the efficacy dose-finding portion of the Phase 2b QUALITY clinical trial, the participants are expected to continue into a Phase 2b extension trial where all patients will stop treatment with semaglutide (Wegovy®), but will continue taking placebo, 3mg of enobosarm, or 6mg of enobosarm in a blinded fashion for 12 weeks. The Phase 2b extension clinical trial will evaluate whether enobosarm can maintain muscle and prevent the fat and weight regain that generally occurs after discontinuing a GLP-1 RA. The topline results of the separate blinded Phase 2b extension clinical study are expected in the second quarter of calendar 2025.

Veru is also currently developing a novel, patentable, modified release formulation for enobosarm with multiple releases during a 24-hour dosing period.  We anticipate the actual formulation, pharmacokinetic release profile(s), and method of manufacturing will be the subject of future patents.  The purpose of the modification is to create a consistent release profile with a significantly reduced maximum exposure plus an extended-release profile to minimize any dose-related adverse events while facilitating full exposure of the patient to the drug product between doses for the entire period of 24 hours.  This formulation is currently in animal trials and is anticipated to be available for Phase 1 bioavailability clinical trial during the first half of 2025. We expect that the oral enobosarm modified release drug formulation will be utilized for any Phase 3 obesity clinical studies.

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

Subject to the availability of sufficient funding, we expect to reinitiate Stage 1b of our Phase 3 ENABLAR-2 clinical trial by early 2026. If enobosarm + abemaciclib combination therapy compared to estrogen blocking agent (active control) demonstrates significant improvement in ORR, which is considered a surrogate endpoint for clinical benefit, then we may meet with the FDA to consider an accelerated approval regulatory pathway based on the clinical data from the Stage 1b portion of the Phase 3 clinical trial. Granting accelerated approval for investigational products is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for this approval pathway, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for this application.

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

However, we currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the Phase 2b clinical trial to evaluate the safety and efficacy of enobosarm as a treatment for obesity, and to seek external funding through government grants, pharmaceutical company partnerships, or similar sources to advance the development of sabizabulin as a treatment for viral-induced ARDS. Without such external funding, we do not plan to advance the Phase 3 development of sabizabulin as a treatment for viral-induced ARDS.

There can be no assurances that we will be able to obtain external funding through government grants, pharmaceutical company partnerships, or similar sources, that we will be able to cost-effectively continue development of sabizabulin, or that sabizabulin will receive FDA approval or be commercialized, for this application.

Sexual Health Program

Our sexual health program consists of FC2, the only FDA-approved, female controlled, hormone-free and latex-free female condom indicated for the dual protection against unplanned pregnancy and sexually transmitted infections, including HIV/AIDS.

We sell FC2 in the U.S. in both the prescription channel and in the public health sector and globally we sell FC2 in the public sector.

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

In the global public health sector outside the U.S., we market FC2 to entities, including ministries of health, government health agencies, U.N. agencies, nonprofit organizations and commercial partners, that work to support and improve the lives, health and well-being of women around the world. We are currently supplying a large multi-year South African tender for female condoms, which is expected to continue until 2025 and have been successful in securing supply under a new tender in Brazil, which we started to supply during the fourth quarter of fiscal 2024.

Sale of ENTADFI

On April 19, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“ONCO”). The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable pursuant to a promissory note due on September 30, 2023, $5.0 million payable pursuant to a Promissory Note due on April 19, 2024 (the “April 2024 Promissory Note”), and $5.0 million payable pursuant to a Promissory Note due on September 30, 2024 (the “September 2024 Promissory Note” and, together with the April 2024 Promissory Note, the “ONCO Promissory Notes”), plus up to $80.0 million based on ONCO’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company believes the probability of receiving any Milestone Payments is remote.

On September 29, 2023, the Company entered into an Amendment to the Asset Purchase Agreement providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock of ONCO (the “ONCO Preferred Stock”). The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023. The shares of ONCO Preferred Stock held by the Company were converted into 142,749 shares of ONCO common stock on September 24, 2024.

On April 24, 2024, the Company entered into a Forbearance Agreement with ONCO, which was amended and restated as of September 19, 2024 (as amended and restated, the "Forbearance Agreement"), relating to certain defaults under the ONCO Promissory Notes. Pursuant to the Forbearance Agreement, (a) ONCO agreed to make a payment of $50,000 of the principal payable under the April 2024 Promissory Note not later than April 29, 2024, which was paid on April 25, 2024, and (b) the Company agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its rights and remedies on account of the failure by ONCO to pay the amounts due under the April 2024 Promissory Note on the due date of April 19, 2024, and on account of any failure by ONCO to make any mandatory repayment under the ONCO Promissory Notes that may have become due or may become due in connection with certain transactions relating to ONCO’s acquisition of Proteomedix AG, in each case for a period (the “April 2024 Forbearance Period”) commencing on April 24, 2024 and ending on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). The Company also agreed that during the Forbearance Period the default provision in the ONCO Promissory Notes relating to insolvency of ONCO will not apply.  The Forbearance Agreement also amended certain terms of the September 2024 Promissory Note as described below.

ONCO agreed in the Forbearance Agreement to make the following required payments (the “Required Payments”) to Veru during the April 2024 Forbearance Period first to accrued and unpaid interest under the April 2024 Promissory Note and then any remainder to the outstanding principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 25% (increased from 15% in the original April 24, 2024 Forbearance Agreement) of cash receipts of ONCO or its subsidiaries from certain sale or licensing revenues or payments, which increased amount began on October 20, 2024 for cash receipts in September 2024; and (2) payment of 20% (increased from 10% in the original April 24, 2024 Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by ONCO or any of its subsidiaries during the April 24 Forbearance Period, which increased amount began for any net proceeds received after September 19, 2024. The remaining balance of the April 2024 Promissory Note will be due at the end of the April 2024 Forbearance Period. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period. The Company and ONCO entered into a Waiver and Amendment No. 1 to Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced in clause (1) above in this paragraph and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%.

ONCO and the Company also agreed to the following amendments to the September 2024 Promissory Note in the Forbearance Agreement: (1) the maturity date of the September 2024 Promissory Note was extended to June 30, 2025; (2) the accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September 2024 Promissory Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September 2024 Promissory Note is paid in full; (3) any amounts owed on the September 2024 Promissory Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of ONCO and the Company, in shares of the ONCO common stock or a combination of cash and ONCO common stock; (4) following full repayment of all principal and interest under the April 2024 Promissory Note, ONCO will make the Required Payments first towards accrued and unpaid interest under the September 2024 Promissory Note and then towards the remaining principal balance payable under the September 2024 Promissory Note; and (5) if the aggregate unpaid principal outstanding under the April 2024 Promissory Note and the September 2024 Promissory Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September 2024 Promissory Note that will be payable by ONCO in satisfaction of its obligations under the September 2024 Promissory Note will be reduced from $5,000,000 to $3,500,000.

Consolidated Operations

Revenues.  The Company's revenues are primarily derived from sales of FC2 in the U.S. prescription channel and global public health sector. These sales are recognized upon shipment or delivery of the product to the customers depending on contract terms.

We have developed and continue to refine our own telehealth portal to grow revenues from the U.S. prescription channel. The Company is exploring additional commercial distribution strategies and expects to continue generating revenue from global public health sector agencies who purchase and distribute FC2 for HIV/AIDS prevention and family planning. The Company has experienced revenue growth from the U.S. and global public sector through its relationship with customers and will continue to work with these customers to identify future growth opportunities.

The Pill Club had historically been our largest telehealth customer for FC2, accounting for 24% of our net revenues (including 67% of our U.S. prescription channel revenue) in fiscal 2023. We sold FC2 to The Pill Club at a wholesale price pursuant to purchase orders received from The Pill Club from time to time. The Pill Club took title to FC2 and then acted as a distributor of FC2. The Pill Club was solely responsible for its interactions with health care providers and patients (including, without limitation, the conduct of the telehealth physician-patient interactions), pricing of the FC2 products that it distributed, and legal and regulatory compliance. We had no oversight of The Pill Club’s operations.

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

We also had a concentration of accounts receivable with The Pill Club, which totaled $3.9 million as of September 30, 2024 and 2023. In March 2023, the Company recorded a provision for credit losses for the entire amount of these receivables, due to the uncertainty as to whether or when The Pill Club would pay these amounts. The Pill Club filed for Chapter 11 bankruptcy on April 18, 2023 and its assets have been sold to satisfy a secured creditor. Our claims against The Pill Club for these receivables, and an additional claim of $1.4 million for contractual damages, have been filed with The Pill Club bankruptcy estate. It is uncertain at this time what assets will be available to satisfy unsecured creditors such as Veru. The Company maintains an allowance for credit losses for the full amount of receivables as of September 30, 2024.

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

Conducting research and development is central to our drug development programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $12.8 million and $51.2 million for fiscal 2024 and 2023, respectively. The decrease in expense is due to the termination of various trials during fiscal 2023 as a result of the Company's updated strategy to refocus development efforts on those drug candidates which it believes have the best opportunity to lead to long-term success and shareholder value creation. We expect to continue investing significant resources in research and development in the future in order to advance our drug candidates.

Results of Operations

YEAR ENDED September 30, 2024 COMPARED TO YEAR ENDED September 30, 2023

The Company generated net revenues of $16.9 million and net loss of $37.8 million, or $(0.28) per basic and diluted common share, in fiscal 2024, compared to net revenues of $16.3 million and net loss of $93.2 million, or $(1.10) per basic and diluted common share, in fiscal 2023. Net revenues increased 4% year over year.

Substantially all of the Company’s net revenues were derived from sales of FC2 in the U.S. prescription channel and global public health sector. In the U.S. prescription channel, the Company’s customers include primarily telehealth providers. In the global public health sector, the Company’s customers are primarily health care distributors, large global agencies, non-government organizations, ministries of health and other governmental agencies that purchase and distribute FC2 for use in HIV/AIDS prevention and family planning programs. The Company had net revenues from the U.S. prescription channel of $2.4 million and $5.8 million in fiscal 2024 and fiscal 2023, respectively and net revenues from the global public health sector of $14.5 million and $10.5 million in fiscal 2024 and fiscal 2023, respectively. There was a change in the sales mix with the U.S. prescription channel representing 14% of total FC2 net revenues in the current year compared to 36% in the prior year and the global public health sector representing 86% of total FC2 net revenues in the current year compared to 64% in the prior year.

The decrease in FC2 net revenues in the U.S. prescription channel is due to sales in the prior year to The Pill Club of $3.9 million, which was 67% of net revenues from the U.S. prescription channel in the prior year. The Pill Club filed for Chapter 11 bankruptcy in April 2023. We recorded a provision for credit losses of $3.9 million during fiscal 2023, which offset the net revenues from The Pill Club during the prior year.

The increase in FC2 net revenues in the global public health sector is primarily due to timing and shipment of orders. Significant variances in the Company’s results have historically resulted from the timing and shipment of large orders rather than from any fundamental changes in the business or the underlying demand for FC2. The Company is also currently seeing pressure on pricing for FC2 by large global agencies and governments that donate to those global agencies. As a result, the Company may continue to experience challenges for revenue from sales of FC2 in the global public health sector.

Cost of sales increased to $11.0 million in fiscal 2024 from $8.7 million in fiscal 2023, primarily due to an increase in units sold and an increase in the provision for obsolete inventory of $1.2 million related to inventory in the U.S. prescription channel, partially offset by a decrease in cost per unit sold due to increased production volume.

Gross profit decreased to $5.9 million in fiscal 2024 from $7.6 million in fiscal 2023. Gross profit margin for fiscal 2024 was 35% of net revenues, compared to 46% of net revenues in fiscal 2023. The decrease in gross profit and gross profit margin is primarily due to the change in our sales mix, which included a decrease in FC2 net revenues in the U.S. prescription channel due to The Pill Club’s Chapter 11 bankruptcy, as sales in the U.S. prescription channel have higher gross profit margins.

Research and development expenses decreased to $12.8 million in fiscal 2024 from $51.2 million in fiscal 2023. The decrease is due to the Company's updated strategy to refocus development efforts on those drug candidates that it believes have the best opportunity to lead to long-term success and shareholder value creation. The Company had reduced research and development activity during fiscal 2024 due to a pause in the development of its drug programs as the Company was preparing to submit an IND for enobosarm for a Phase 2b clinical study for weight loss, which was initiated in April 2024. The Company incurred $26.2 million of expenses in the prior year related to sabizabulin for COVID-19 and the Company's related emergency use authorization application. The Company had other ongoing drug developments programs, such as for prostate and breast cancers, which were paused or canceled during fiscal 2023 but for which significant costs were incurred during fiscal 2023. The Company now has one active clinical development program and has plans for a second clinical program.

Selling, general and administrative expenses were $31.2 million in fiscal 2024, which is a decrease from $48.1 million in fiscal 2023. The decrease is due primarily to commercialization costs of $13.4 million in the prior year related to preparation for the potential launch of sabizabulin for COVID-19 prior to the FDA’s declination decision on the Company’s EUA application and selling costs of $1.2 million in the prior year related to ENTADFI, which was sold in April 2023.

The Company recorded a provision for credit losses of $3.9 million in fiscal 2023 for the total amount of receivables due from The Pill Club due to their Chapter 11 bankruptcy. There was no provision for credit losses recorded in fiscal 2024.

In fiscal 2023, the Company recorded an impairment charge of $3.9 million related to in-process research and development (“IPR&D”) assets recorded for sabizabulin for prostate cancer and zuclomiphene, as a result of the Company’s strategic decision to refocus its drug development efforts on those drug candidates that it believes have the best opportunity to lead to long-term success and shareholder value creation. There was no impairment charge recorded in fiscal 2024.

The Company recorded a gain on sale of ENTADFI assets of $1.2 million in fiscal 2024, compared to $5.7 million in fiscal 2023. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. See Note 15 to the financial statements included in this report for additional information.

Interest expense, which is related to the accretion of the liability for the Residual Royalty Agreement, was $0.6 million in fiscal 2024, which is a decrease from $2.4 million in fiscal 2023. The decrease relates to a decrease in projected FC2 sales.

The loss associated with the change in fair value of the embedded derivatives related to Residual Royalty Agreement was $0.2 million in fiscal 2024 compared to a gain of $3.0 million in fiscal 2023. The liabilities associated with embedded derivatives represent the fair value of the change of control provision in the Residual Royalty Agreement. The increase in the fair value of the embedded derivates is due to an increase in the probability of a change in control and a decrease in discount rates. See Note 3 and Note 9 to the financial statements included in this report for additional information.

The loss associated with the change in fair value of equity securities was $0.2 million in fiscal 2024. This is due to the change in fair value of the shares received from ONCO during fiscal 2024. See Note 3 to the financial statements included in this report for additional information.

Income tax expense in fiscal 2024 was $0.7 million, compared to income tax expense of $0.5 million in fiscal 2023. The change in income tax expense is primarily due to an increase of $0.2 million in tax expense recorded in the current year due to an increase in income recognized by our U.K. subsidiary. The U.S. continues to have a full valuation allowance on its deferred tax assets; therefore, activity in the U.S. does not have a material effect on income tax expense.

Liquidity and Sources of Capital

Liquidity

Our cash and cash equivalents on hand at September 30, 2024 was $24.9 million, compared to $9.6 million at September 30, 2023. At September 30, 2024, the Company had working capital of $23.4 million and stockholders’ equity of $32.3 million compared to working capital of $5.1 million and stockholders’ equity of $19.7 million as of September 30, 2023. The increase in working capital is primarily due to the increase in cash on hand and a decrease in accounts payable.

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

These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months subsequent to the issuance date of the financial statements included in this report. Certain elements of our operating plan to alleviate the conditions that raise substantial doubt, including but not limited to our ability to secure equity financing or other financing alternatives, are outside of our control and cannot be included in management’s evaluation under the requirements of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months subsequent to the issuance date of the financial statements included in this report.

Operating activities

Our operating activities used cash of $21.7 million in fiscal 2024. Cash used in operating activities included net loss of $37.8 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $15.9 million and changes in operating assets and liabilities, which net to an immaterial amount. Adjustments to net loss primarily consisted of share-based compensation of $13.6 million and a provision for obsolete inventory of $1.6 million. Changes in operating assets and liabilities included a decrease in accounts payable of $5.4 million, partially offset by an increase in accrued expenses and other liabilities of $3.9 million and a decrease in inventories of $1.0 million.

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

Investing activities

Net cash provided by investing activities was $0.1 million in fiscal 2024, attributed to $0.3 million received from the sale of the Company’s ENTADFI® assets, partially offset by $0.2 million in capital expenditures for property and equipment, primarily at our Malaysia location.

Net cash provided by investing activities was $6.3 million in fiscal 2023, attributed to $7.0 million received from the sale of the Company’s ENTADFI® assets, partially offset by $0.7 million in capital expenditures for manufacturing equipment and leasehold improvements.

Financing activities

Net cash provided by financing activities in fiscal 2024 was $36.8 million and primarily consisted of proceeds from the sale of shares in a public offering, net of commissions and costs, of $35.2 million and proceeds from sale of shares under the common stock purchase agreement with Lincoln Park (see discussion below) of $1.7 million.

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

The Company made total payments under the Residual Royalty Agreement of $0.7 million and $0.6 million during the year ended September 30, 2024 and 2023, respectively. The Company currently estimates the aggregate amount of quarterly revenue-based payments payable during the 12-month period subsequent to September 30, 2024 will be approximately $1.0 million under the Residual Royalty Agreement.

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

Private Investment in Public Equity

On April 12, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Frost Gamma Investments Trust (“FGI”), pursuant to which, on the date thereof, the Company issued and sold 5,000,000 shares of the Company’s common stock to FGI at a price of $1.00 per share, for a total investment of $5,000,000, through a private investment in public equity financing. The shares of common stock issued to FGI pursuant to the Stock Purchase Agreement were not registered under the Securities Act and may be resold pursuant to Rule 144 under the Securities Act.

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

During the year ended September 30, 2024, we sold 1,800,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement, resulting in proceeds to the Company of $1.7 million. Since inception of the Lincoln Park Purchase Agreement through September 30, 2024, we have sold 3,025,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement, resulting in proceeds to the Company of $3.1 million. Until March 1, 2025, we will not be able to sell any securities pursuant to the Lincoln Park Purchase Agreement.

Open Market Sale Agreement with Jefferies LLC

On May 12, 2023, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 39,609,072 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). On August 19, 2024, the Company delivered notice to Jefferies to terminate the Jefferies Sales Agreement, which was effective on September 3, 2024. Pursuant to the terms of the Jefferies Sales Agreement, the Company could issue and sell, from time to time through or to Jefferies, shares of its common stock as set forth in the Jefferies Sales Agreement with an aggregate value of up to $75 million. As a result of the termination of the Jefferies Sales Agreement, the Company will not issue or sell any additional shares of common stock under the Jefferies Sales Agreement.

During the year ended September 30, 2024, we sold 90,156 shares of common stock under the Jefferies Sales Agreement, resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through the date the Jefferies Sales Agreement was terminated, we sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country by country basis, including past operating results and forecasts of future taxable income, and the potential Section 382 limitation on the net operating loss carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. It should be noted that the Company realized significant losses through 2005 on a consolidated basis. From fiscal 2006 through fiscal 2015, the Company generated taxable income on a consolidated basis. However, the Company had a cumulative pretax loss in the U.S. for fiscal 2024 and the three preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on their analysis concluded that an additional valuation allowance of $7.3 million should be recorded against the U.S. deferred tax assets related to federal and state net operating loss carryforwards as of September 30, 2024. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income for the next 10 years. Veru Biopharma UK Limited has a full valuation allowance of $0.4 million.

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

Fair Value Measurements

As of September 30, 2024, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represents the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 9 to the financial statements included in this report.

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

The fair value of the embedded derivatives at September 30, 2024 was $1.6 million compared to $1.3 million at September 30, 2023. The Company recognized non-operating expense of $0.3 million to adjust the fair value of these instruments. The increase in the fair value of the embedded derivates is due primarily to an increase in the probability of a change in control of FC2.

Goodwill and Intangible Assets

The Company has $6.9 million recorded as goodwill at September 30, 2024 and 2023. The Company evaluates the carrying value of its goodwill on an annual basis in the fourth quarter of each fiscal year or more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. The Company’s goodwill is assigned to the Research and Development reporting unit, which has a negative carrying amount as of September 30, 2024.

Intangible assets are highly vulnerable to impairment charges, particularly IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval, additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. During fiscal 2023, the Company recorded an impairment charge of $3.9 million related to IPR&D. The charge was primarily a result of the Company’s strategic decision to refocus its drug development efforts on those drug candidates that it believes to have the best opportunity to lead to long-term success and shareholder value creation, which led the Company to indefinitely cease development of sabizabulin for prostate cancer and zuclomiphene. The Company’s intangible asset balance for IPR&D at September 30, 2024 and 2023, after the impairment charge was recorded, is zero.

Research and Development Costs

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

Remediated Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 1, 2024, we identified deficiencies in our internal control over financial reporting that we believe rose to the level of a material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

With respect to nonrecurring events and transactions, specific to the evaluation of information that was known or knowable at the time of the transaction or event, our internal control over financial reporting was not designed to adequately accumulate and evaluate all information that was known or knowable at the time and apply that information to the applicable accounting guidance. This resulted in a restatement of our financial statements as of and for the three and nine months ended June 30, 2023.

To address the material weakness related to nonrecurring events and transactions, the Company implemented changes in processes that include enhanced controls over complex and nonrecurring events and transactions and additional review procedures with respect to the evaluation of information that is known or knowable to the Company at the time a complex and nonrecurring event or transaction is executed, including development of a review checklist. During the quarter ended September 30, 2024, we successfully completed the testing necessary to conclude that this material weakness has been remediated.

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

To address the material weakness related to the Company’s estimate of research and development expenses associated with activities conducted by third-party service providers, the Company implemented changes in processes that include enhanced controls over the review of the inputs, by defining the precision at which the control activity operates, and additional procedures, including obtaining confirmation of the work completed by third-parties or performing alternative procedures if confirmations are not available. During the quarter ended September 30, 2024, we successfully completed the testing necessary to conclude that this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Other than as described above, relating to the Company's remediation efforts, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of September 30, 2024, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

Report of Independent Registered Public Accounting Firm

Because we are a non-accelerated filer, our independent registered public accounting firm is not required to express an opinion on the effectiveness of our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters-Director Nominations,” “Corporate Governance Matters – Insider Trading Policy” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2025. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Code of Business Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2025.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Lucy Lu, M.D. (Chairperson), Michael L. Rankowitz and Loren Mark Katzovitz.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation and Benefits” and “Executive Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2025. Information regarding director independence is incorporated by reference to the discussion under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2025.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.	Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2024 and 2023

Consolidated Statements of Operations for the Years Ended September 30, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended September 30, 2024 and 2023

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore, have been omitted.

3.	Exhibit Index

Exhibit Number	Description

2.1

Asset Purchase Agreement, dated as of April 19, 2023, between the Company and Onconetix, Inc. (formerly known as Blue Water Vaccines Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on April 20, 2023).

2.2

Amendment to Asset Purchase Agreement, dated as of September 29, 2023, between the Company and Onconetix, Inc. (formerly known as Blue Water Vaccines Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on October 2, 2023).

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

3.10	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.8).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 8, 2023).

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

10.7	The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on March 31, 2008). *

10.8

Form of Nonstatutory Stock Option Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 17, 2009). *

10.9

Form of Restricted Stock Grant Agreement for The Female Health Company 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 3, 2013). *

10.10	Veru Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on August 1, 2017). *

10.11

Form of Non-Qualified Stock Option Grant Agreement under Veru Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q (File No. 1-13602) filed with the SEC on May 13, 2020). *

10.12

Veru Inc. 2018 Equity Incentive Plan (as amended and restated effective March 29, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on March 31, 2022). *

10.13

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

10.15

Second Amendment to Credit Agreement & Amendment to Residual Royalty Agreement, dated as of May 13, 2019, among the Company, SWK Funding LLC and the financial institutions party thereto from time to time (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on May 15, 2019).

10.16	Veru Inc. 2022 Employment Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-13602) filed with the SEC on August 11, 2022).

10.17

Purchase Agreement, dated May 2, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 3, 2023).

10.18

Registration Rights Agreement, dated May 2, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 3, 2023).

10.19	Letter Agreement, dated December 13, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on December 13, 2023).

10.20	Forbearance Agreement, dated as of April 24, 2024, between the Company and Onconetix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on April 26, 2024).

10.21	Amended and Restated Forbearance Agreement and Amendment to September 2024 Note, dated as of September 19, 2024, between the Company and Onconetix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on September 20, 2024).

19	Veru Inc. Insider Trading Policy. **

21	Subsidiaries of Registrant. **

23.1	Consent of Cherry Bekaert LLP. **

23.2	Consent of RSM US LLP. **

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **, ***

97.1	Veru Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 8, 2023).

101

The following materials from the Company's Annual Report on Form 10-K for the year ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Date: December 16, 2024	VERU INC.

	BY:	/s/ Mitchell S. Steiner
Mitchell S. Steiner Chairman, Chief Executive Officer and President

	BY:	/s/ Michele Greco
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

Signature	Title	Date

/s/ Mitchell S. Steiner	Chairman of the Board, Chief Executive Officer, President, and Director	December 16, 2024
Mitchell S. Steiner	(Principal Executive Officer)

/s/ Michele Greco	Chief Financial Officer and Chief Administrative Officer	December 16, 2024
Michele Greco	(Principal Accounting and Financial Officer)

/s/ Mario Eisenberger	Director	December 16, 2024
Mario Eisenberger

/s/ Harry Fisch	Vice Chairman of the Board and Director	December 16, 2024
Harry Fisch

/s/ Grace S. Hyun	Director	December 16, 2024
Grace S. Hyun

/s/ Lucy Lu	Director	December 16, 2024
Lucy Lu

/s/ Loren Mark Katzovitz	Director	December 16, 2024
Loren Mark Katzovitz

/s/ Michael L. Rankowitz	Director	December 16, 2024
Michael L. Rankowitz

Veru Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Veru Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Veru Inc. (collectively, the “Company”) as of September 30, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is not profitable, has recorded negative cash flows from operations, and will need substantial capital to support its drug development operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Clinical Trial Expenses

Description of Matter

The Company’s accrued research and development costs totaled $120,448 at September 30, 2024, which is included in accrued expenses and other current liabilities on the consolidated balance sheet and the Company’s prepaid research and development costs totaled $419,371 at September 30, 2024.

As discussed in Note 1 to the consolidated financial statements, the Company records estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s clinical trial expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreement established with its third-party service providers under the service agreement. The status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods.

Auditing the Company’s accrued and prepaid clinical trial expenses is especially challenging due to the large volume of information received from multiple third-party service providers that perform services on the Company’s behalf. While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received related to each trial project from its third-party service providers, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of invoicing received from third-party service providers, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, the following:

●	Obtained an understanding of the processes and internal controls used by the Company in determining the completeness and existence of accrued and prepaid research and development costs.

●

Tested the completeness and accuracy of the underlying data used in determining the accrued and prepaid research and development costs. We corroborated underlying data used in the accrual calculations with the Company’s third-party contract research organizations who oversee the clinical trials. To evaluate the completeness of the accrual, we also tested subsequent invoices received to assess the impact to the accrual.

●	Inspected certain contracts with third parties and related information received by the Company from third parties to test proper recording of costs incurred to date.

●	Corroborated the progress of research and development activities through discussion with the Company’s research and development personnel, specifically those who oversee the projects.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2024.

Atlanta, Georgia

December 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Veru Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Veru Inc. (the Company) as of September 30, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2023 Financial Statements

As discussed in Note 18 to the 2023 financial statements, the 2023 financial statements have been restated to correct a misstatement.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying 2023 financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note 2 to the 2023 financial statements, the Company was not profitable, had recorded negative cash flows from operations, and needed substantial capital to support its drug development operations. This raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters were also described in Note 2 to the 2023 financial statements. The 2023 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We served as the Company's auditor from 1996 to 2024.

Chicago, Illinois

December 8, 2023, except for Notes 18 and 19 to the 2023 financial statements, as to which the date is April 1, 2024

VERU INC.

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 and 2023

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,916,285	$9,625,494
Accounts receivable, net	3,960,305	4,506,508
Inventories, net	4,144,179	6,697,117
Prepaid research and development costs	419,371	1,006,252
Prepaid expenses and other current assets	1,783,084	1,097,851
Total current assets	35,223,224	22,933,222
Plant and equipment, net	1,284,654	1,652,732
Operating lease right-of-use asset	3,561,773	4,332,473
Deferred income taxes	12,340,237	12,707,419
Intangible assets, net	—	5,952
Goodwill	6,878,932	6,878,932
Other assets	1,129,952	1,512,361
Total assets	$60,418,772	$50,023,091

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,036,841	$12,931,172
Accrued compensation	4,679,696	990,609
Accrued expenses and other current liabilities	2,060,097	1,987,738
Residual royalty agreement, short-term portion (Note 9)	1,025,837	864,623
Operating lease liability, short-term portion	1,065,497	1,036,590
Total current liabilities	11,867,968	17,810,732
Residual royalty agreement, long-term portion (Note 9)	8,850,792	8,870,136
Operating lease liability, long-term portion	2,921,380	3,634,114
Other liabilities	4,461,920	29,948
Total liabilities	28,102,060	30,344,930

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, no shares issued and outstanding at September 30, 2024 and 2023, respectively	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 148,567,624 and 93,966,402 shares issued and 146,383,920 and 91,782,698 shares outstanding at September 30, 2024 and 2023, respectively	1,485,676	939,664
Additional paid-in-capital	333,788,795	283,894,830
Accumulated other comprehensive loss	(581,519)	(581,519)
Accumulated deficit	(294,569,635)	(256,768,209)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	32,316,712	19,678,161
Total liabilities and stockholders' equity	$60,418,772	$50,023,091

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED September 30, 2024 and 2023

	2024	2023

Net revenues	$16,886,419	$16,296,958

Cost of sales	11,032,442	8,731,030

Gross profit	5,853,977	7,565,928

Operating expenses:
Research and development	12,808,185	51,202,219
Selling, general and administrative	31,184,097	48,057,834
Provision for (recovery of) credit losses	—	3,911,714
Impairment of intangible assets	—	3,900,000
Total operating expenses	43,992,282	107,071,767

Gain on sale of ENTADFI® assets	1,222,908	5,723,623

Operating loss	(36,915,397)	(93,782,216)

Non-operating income (expenses):
Interest expense	(607,470)	(2,427,041)
Change in fair value of derivative liabilities	(239,000)	2,963,000
Change in fair value of equity securities	(176,077)	—
Other income, net	861,619	573,771
Total non-operating income (expenses)	(160,928)	1,109,730

Loss before income taxes	(37,076,325)	(92,672,486)

Income tax expense	725,101	480,206

Net loss	$(37,801,426)	$(93,152,692)

Net loss per basic and diluted common shares outstanding	$(0.28)	$(1.10)

Basic and diluted weighted average common shares outstanding	134,875,016	84,973,382

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED September 30, 2024 and 2023

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2022	82,692,598	$826,926	$253,974,032	$(581,519)	$(163,615,517)	$(7,806,605)	$82,797,317
Share-based compensation	—	—	17,918,603	—	—	—	17,918,603
Issuance of shares pursuant to share-based awards	191,832	1,918	387,140	—	—	—	389,058
Shares issued in connection with common stock purchase agreement	800,000	8,000	1,000,000	—	—	—	1,008,000
Sale of shares under common stock purchase agreements	4,004,713	40,047	4,806,644				4,846,691
Issuance of shares pursuant to Jefferies Sales Agreement, net of commission and costs	1,277,259	12,773	1,027,548	—	—	—	1,040,321
Amortization of deferred costs			(138,182)				(138,182)
Issuance of shares in a Private Investment in Public Equity, net of costs	5,000,000	50,000	4,919,045	—	—	—	4,969,045
Net loss	—	—	—	—	(93,152,692)	—	(93,152,692)
Balance at September 30, 2023	93,966,402	939,664	283,894,830	(581,519)	(256,768,209)	(7,806,605)	19,678,161
Share-based compensation	—	—	13,644,405	—	—	—	13,644,405
Issuance of shares pursuant to share-based awards	2,734	27	3,253	—	—	—	3,280
Sale of shares under common stock purchase agreements	1,800,000	18,000	1,643,490	—	—	—	1,661,490
Issuance of shares pursuant to Jefferies Sales Agreement, net of commission and costs	90,156	902	65,649	—	—	—	66,551
Amortization of deferred costs	—	—	(164,313)	—	—	—	(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	52,708,332	527,083	34,701,481	—	—	—	35,228,564
Net loss	—	—	—	—	(37,801,426)	—	(37,801,426)
Balance at September 30, 2024	148,567,624	$1,485,676	$333,788,795	$(581,519)	$(294,569,635)	$(7,806,605)	$32,316,712

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED September 30, 2024 and 2023

	2024	2023
OPERATING ACTIVITIES
Net loss	$(37,801,426)	$(93,152,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,177	269,874
Impairment of intangible assets	—	3,900,000
Provision for credit losses	—	3,911,714
Gain on sale of ENTADFI® assets	(1,222,908)	(5,723,623)
Noncash change in right-of-use assets	770,700	741,257
Noncash interest expense, net of interest paid	(97,130)	1,872,223
Share-based compensation	13,644,405	17,918,603
Deferred income taxes	367,182	177,499
Provision for obsolete inventory	1,566,830	185,499
Change in fair value of derivative liabilities	239,000	(2,963,000)
Change in fair value of equity securities	176,077	—
Loss on disposal of fixed assets	184,267	290
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	546,203	(4,153,327)
Decrease in inventories	986,108	648,628
Decrease in prepaid expenses and other assets	862,039	9,810,245
Decrease in accounts payable	(5,432,411)	(9,072,222)
Increase (decrease) in accrued expenses and other liabilities	3,944,381	(11,717,919)
Decrease in operating lease liabilities	(683,827)	(666,863)
Net cash used in operating activities	(21,682,333)	(88,013,814)

INVESTING ACTIVITIES
Cash proceeds from sale of ENTADFI® assets	304,536	7,000,000
Capital expenditures	(158,322)	(665,700)
Net cash provided by investing activities	146,214	6,334,300

FINANCING ACTIVITIES
Proceeds from stock option exercises	3,280	389,058
Proceeds from sale of shares in public offering, net of commissions and costs	35,228,564	—
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	66,551	1,040,321
Proceeds from sale of shares under common stock purchase agreements	1,661,490	4,846,691
Payment of deferred equity financing issuance costs	—	(263,757)
Proceeds from sale of shares in a private investment in public equity, net of costs	—	4,969,045
Proceeds from premium finance agreement	—	1,425,174
Installment payments on premium finance agreement	(132,975)	(1,292,199)
Net cash provided by financing activities	36,826,910	11,114,333

Net increase (decrease) in cash and cash equivalents	15,290,791	(70,565,181)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,625,494	80,190,675
CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,916,285	$9,625,494

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$368,820	$247,361
Cash paid for interest	$704,600	$554,818
Schedule of non-cash investing and financing activities:
Equity securities received for sale of ENTADFI® assets	$918,372	$—
Shares issued in connection with common stock purchase agreement	$—	$1,008,000
Amortization of deferred costs related to common stock purchase agreement	$164,313	$138,182
Right-of-use assets recorded in exchange for lease liabilities	$—	$286,815

See notes to consolidated financial statements.

VERU INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; The Female Health Company Limited’s wholly owned subsidiary, The Female Health Company (UK) plc (The Female Health Company Limited and The Female Health Company (UK) plc, collectively, the “U.K. subsidiary”); The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited, Veru Biopharma Europe Limited, and Veru Biopharma Netherlands B.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of metabolic diseases, oncology, and ARDS. Our drug development program includes enobosarm, an oral selective androgen receptor modulator, to augment fat loss and to prevent lean mass loss in combination with a GLP-1 RA, and for the management of advanced breast cancer and sabizabulin, a microtubule disruptor, for the treatment of hospitalized patients with viral-induced ARDS. The Company also has the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during fiscal 2024 and 2023 were derived from sales of FC2.

FC2 has been distributed in either or both commercial (private sector) and public health sector markets in 150 countries. It is marketed to consumers in various countries through distributors, public health programs, and/or retailers and in the U.S. by prescription.

Reclassifications: Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. The reclassifications had no effect on the results of operations or financial position for any period presented.

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

Investments in equity securities: Investments in equity securities consist of 142,749 shares of common stock (“ONCO Common Stock”) of Onconetix, Inc., formerly known as Blue Water Vaccines Inc. (“ONCO”). The Company has elected to measure the ONCO Common Stock using the fair value option, as provided for by FASB Accounting Standards Codification (ASC) 825, Financial Instruments, which allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Under the fair value option, related gains and losses on the financial instrument will be reflected in non-operating income (expenses) in the Company’s statements of operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, the carrying value will be adjusted to estimated fair value at the end of each quarter. The value of the ONCO Common Stock is $0.7 million as of September 30, 2024 and is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet. See Note 3 for additional discussion.

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

Goodwill and intangible assets: The Company’s goodwill and intangible assets, primarily developed technology and in-process research and development (IPR&D), arose from the acquisition of APP (the “APP Acquisition”) on October 31, 2016. Goodwill and indefinite-lived intangible assets are not amortized. IPR&D was accounted for as indefinite-lived intangible assets until the underlying projects were discontinued, at which point the intangible assets were written off. Goodwill and indefinite-lived assets are subject to an impairment review annually, in the fourth quarter of each fiscal year, and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value. Intangible assets with finite lives were tested for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These intangible assets were carried at cost less accumulated amortization.

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

Intangible assets are highly vulnerable to impairment charges, particularly IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval, additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation. During fiscal 2023, the Company recorded an impairment charge of $3.9 million related to IPR&D. The charge was primarily a result of the Company’s strategic decision to refocus its drug development efforts on those drug candidates that it believes to have the best opportunity to lead to long-term success and shareholder value creation, which led the Company to indefinitely cease development of sabizabulin for prostate cancer and zuclomiphene. See Note 8 for additional information. The Company’s intangible asset balance for IPR&D at September 30, 2024 and 2023, after the impairment charge was recorded, is zero.

Deferred financing costs: Costs incurred in connection with the common stock purchase agreements and the at-the-market sale agreement discussed in Note 10 have been included in other assets on the accompanying consolidated balance sheets at September 30, 2024 and 2023. When shares of the Company’s common stock are sold under the common stock purchase agreement or at-the market sale agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

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

Research and development costs: Research and development costs are expensed as they are incurred and include salaries and benefits, costs to conduct clinical trials, and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company did not have any material capitalized nonrefundable advance payments as of September 30, 2024 or 2023.

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

Advertising: The Company's policy is to expense advertising costs as incurred. Advertising costs were $0.8 million and $0.9 million for the years ended September 30, 2024 and 2023, respectively.

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

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency, resulting in the adoption of the U.S. dollar as the functional currency for all foreign subsidiaries. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of September 30, 2024 and September 30, 2023. Assets located outside of the U.S. totaled approximately $9.2 million and $10.5 million at September 30, 2024 and September 30, 2023, respectively.

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

The U.S. parent company and its U.K. subsidiary routinely purchase inventory produced by its Malaysia subsidiary for sale to their respective customers. These intercompany trade accounts are eliminated in consolidation. The Company’s policy and intent is to settle the intercompany trade account on a current basis. Since the U.K. and Malaysia subsidiaries adopted the U.S. dollar as their functional currencies effective October 1, 2009, no foreign currency gains or losses from intercompany trade are recognized. In fiscal 2024 and 2023, comprehensive income (loss) is equivalent to the reported net income (loss).

Recent accounting pronouncements not yet adopted: In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending  September 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for the Company’s annual periods beginning with the fiscal year ending  September 30, 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and selling expenses) included in certain expense captions presented on the face of the statement of operations. ASU 2024-03 is effective for the Company's annual reporting periods beginning fiscal year ending September 30, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

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

There were no transfers between Level 1, Level 2 and Level 3 during fiscal 2024 and 2023.

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

As of September 30, 2024 and 2023, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, are also classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the years ended September 30, 2024 and 2023:

	2024	2023

Beginning balance	$1,331,000	$4,294,000
Change in fair value of derivative liabilities	239,000	(2,963,000)
Ending balance	$1,570,000	$1,331,000

The expense or income associated with the change in fair value of the embedded derivatives is presented as a separate line item in the accompanying consolidated statements of operations.

The liabilities associated with embedded derivatives represent the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 9 for additional information. There is no current observable market for these types of derivatives. The Company estimates the fair value of the embedded derivative within the Residual Royalty Agreement by using a scenario-based method, whereby different scenarios are valued and probability weighted. The scenario-based valuation model incorporates transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The increase in the fair value of derivative liabilities in fiscal 2024 was driven by an increase in the probability of a change of control and decreases in the discount rates used, due primarily to external market factors. The decrease in the fair value of derivative liabilities in fiscal 2023 was driven by a decrease in the expected cash outflows under the Residual Royalty Agreement, due to decreases in projected FC2 net revenues in future periods, and increases in the discount rates used, due primarily to external market factors.

The following table presents quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of September 30, 2024 and 2023:

Valuation Methodology	Significant Unobservable Input	2024	2023

Scenario-Based	Estimated change of control dates	March 2025 to March 2027	December 2024 to December 2026
	Discount rate	12.1% to 12.3%	14.1% to 15.1%
	Probability of change of control	60% to 90%	20% to 90%

The Company also has an investment in equity securities consisting of 142,749 shares of ONCO Common Stock. The Company received 3,000 shares of Series A Convertible Preferred Stock (the “ONCO Preferred Stock”) of ONCO on October 3, 2023 as part of a settlement of the receivable due on September 30, 2023 related to the sale of ENTADFI. See Note 15 for additional information. The Company elected to measure the ONCO Preferred Stock at fair value in accordance with ASC 825. The investment in the ONCO Preferred Stock was classified within Level 3 of the fair value hierarchy because there is no market for the ONCO Preferred Stock and the fair value was determined using significant unobservable inputs. The fair value of the ONCO Preferred Stock was determined on the date received using a probability-weighted bond plus call option model, which incorporated the stock price of ONCO on the valuation date, expected volatility of 79%, expected term of 3 years, and a discount rate of 35%. The Company also applied a 15% discount for lack of marketability due to the fact that there is no market for the preferred stock and a 60% probability of dissolution. The valuation was determined to be $0.9 million at October 3, 2023.

On September 24, 2024, the Company converted all of the shares of ONCO Preferred Stock it holds into 142,749 shares of ONCO Common Stock. Following this conversion, the ONCO Common Stock is classified within Level 1 of the fair value hierarchy and the valuation is determined based on the closing price of the ONCO Common Stock. The value of the ONCO Common Stock is $0.7 million as of September 30, 2024, which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet, and the Company recognized a loss from the change in fair value of securities of $0.2 million during the year ended September 30, 2024 on the accompanying consolidated statement of operations. Subsequent to September 30, 2024, the Company sold all of the shares of ONCO Common Stock it held for net proceeds of $0.4 million.

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

The Company’s revenue is primarily from sales of FC2 in the U.S. prescription channel and direct sales of FC2 in the global public health sector, and also included sales of ENTADFI through the date the ENTADFI assets were sold on April 19, 2023. The following table presents net revenues by product and sector for the years ended September 30, 2024 and 2023:

	2024	2023
FC2
Global public health sector	$14,485,159	$10,460,024
U.S. prescription channel	2,401,260	5,823,921
Total FC2	16,886,419	16,283,945
Other	—	13,013
Net revenues	$16,886,419	$16,296,958

The following table presents net revenue by geographic area for the years ended September 30, 2024 and 2023:

	2024	2023

United States	$5,354,090	$8,370,202
South Africa	1,902,149	1,941,678
Brazil	2,760,540	*
Mozambique	2,172,840	*
Other	4,696,800	5,985,078
Net revenues	$16,886,419	$16,296,958

*Less than 10% of total net revenues

The Company’s performance obligations consist mainly of transferring control of products identified in the contracts which occurs either when: i) the product is made available to the customer for shipment; ii) the product is shipped via common carrier; or iii) the product is delivered to the customer or distributor, in accordance with the terms of the agreement. Some of the Company’s contracts require the customer to make advanced payments prior to transferring control of the products. These advanced payments create a contract liability for the Company. The balances of the Company’s contract liability, included in accrued expenses and other current liabilities on the accompanying consolidated balances sheets, was approximately $0.4 million and $0.1 million at September 30, 2024 and 2023, respectively. The opening balance of the Company's contract liabilities at October 1, 2022 was $0.3 million.

The amount of revenue recognized that was included in the contract liabilities and unearned revenues balance at the beginning of the period was $0.1 million and $0.3 million during the years ended September 30, 2024 and 2023, respectively, after satisfying its contract obligations and transferring control.

Note 5 – Accounts Receivable and Concentration of Credit Risk

The Company’s standard credit terms vary from 30 to 120 days, depending on the class of trade and customary terms within a territory, so accounts receivable is affected by the mix of sales within the period. As is typical in the Company’s business, extended credit terms may occasionally be offered as a sales promotion or for certain sales. For sales to the Company’s distributor in Brazil, the Company has agreed to credit terms of up to one year.

The components of accounts receivable consist of the following at September 30, 2024 and 2023:

	2024	2023

Trade receivables, gross	$7,897,739	$8,445,370
Less: allowance for credit losses	(3,923,857)	(3,923,857)
Less: allowance for sales returns and payment term discounts	(13,577)	(15,005)
Accounts receivable, net	$3,960,305	$4,506,508

The opening balance of the Company's net accounts receivable at October 1, 2022 was $3.6 million.

No customer had a current accounts receivable balance that represented 10% of current assets at September 30, 2024 and 2023.

At September 30, 2024, two customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 64% of net accounts receivable in the aggregate. At September 30, 2023, three customers had an accounts receivable balance greater than 10% of net accounts receivable, representing 71% of the Company’s net accounts receivable in the aggregate.

For the year ended September 30, 2024, there were four customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 60% of the Company’s net revenues in the aggregate. For the year ended September 30, 2023, there were two customers whose individual net revenue to the Company exceeded 10% of the Company’s net revenues, representing 47% of the Company’s net revenues in the aggregate, including The Pill Club that represented 24% of the Company’s net revenues.

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments on accounts receivable. Management determines the allowance for credit losses by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged-off when deemed uncollectible. During the year ended September 30, 2023, the Company recorded a provision for credit losses of $3.9 million related to the total amount of receivables due from The Pill Club due to its Chapter 11 bankruptcy, filed on April 18, 2023.

The table below summarizes the change in the allowance for credit losses on trade receivables for the years ended September 30, 2024 and 2023:

	2024	2023

Beginning balance	$3,923,857	$12,143
Charge-offs, net of recoveries	—	3,911,714
Ending balance	$3,923,857	$3,923,857

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

Note 6 – Inventories

Inventories consisted of the following at September 30, 2024 and September 30, 2023:

	2024	2023

Raw material	$827,582	$1,854,810
Work in process	79,181	112,799
Finished goods	4,819,331	4,913,295
Inventories, gross	5,726,094	6,880,904
Less: inventory reserves	(1,581,915)	(183,787)
Inventories, net	$4,144,179	$6,697,117

The Company recorded a provision for obsolete inventory of $1.6 million and $0.2 million during the years ended September 30, 2024 and 2023, respectively, which is included in cost of sales on the accompanying consolidated statements of operations.

Note 7 – Property and Equipment

Property and equipment consisted of the following at September 30, 2024 and 2023:

	Estimated
	Useful Life (years)	2024	2023
Property and equipment:
Manufacturing equipment	5 - 8	$2,863,792	$3,008,122
Office equipment, furniture and fixtures	3 - 10	1,479,193	1,471,870
Leasehold improvements	3 - 8	960,694	960,694
Total property and equipment		5,303,679	5,440,686
Less: accumulated depreciation and amortization		(4,019,025)	(3,787,954)
Property and equipment, net		$1,284,654	$1,652,732

Depreciation expense for the years ended September 30, 2024 and 2023 was approximately $0.3 million and $0.2 million, respectively. Property and equipment included $0.2 million at September 30, 2023 for deposits on equipment, furniture, and leasehold improvements, which had not been placed into service; therefore, the Company had not started to record depreciation expense. Deposits on equipment, furniture, and leasehold improvements at September 30, 2024 were immaterial.

Note 8 –Intangible Assets and Goodwill

Intangible Assets

Intangible assets included IPR&D and covenants not-to-compete. As of September 30, 2024, the net book value of intangible assets was zero.

The gross carrying amounts and net book value of intangible assets, which is included in other assets on the accompanying consolidated balance sheet, were as follows at September 30, 2023:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Intangible asset with finite life:
Covenants not-to-compete	$500,000	$494,048	$5,952
Indefinite-lived intangible assets:
Acquired in-process research and development assets	—	—	—
Total intangible assets	$500,000	$494,048	$5,952

Amortization was recorded on a straight-line basis over seven years for the covenants not-to-compete. The amortization expense was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amortization expense was approximately $71,000 for the year ended September 30, 2023. Amortization expense recorded for the year ended September 30, 2024 was immaterial.

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

Goodwill

The carrying amount of goodwill at September 30, 2024 and 2023 was $6.9 million. There was no change in the balance during the years ended September 30, 2024 and 2023. The Company’s goodwill is assigned to the Research and Development reporting unit, which had a negative carrying amount as of September 30, 2024.

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

At September 30, 2024 and 2023, the Residual Royalty Agreement liability consisted of the following:

	2024	2023

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	12,985,419	12,377,949
Less: cumulative payments	(5,024,790)	(4,320,190)
Residual royalty agreement liability, excluding embedded derivative liability	8,306,629	8,403,759
Add: embedded derivative liability at fair value (see Note 3)	1,570,000	1,331,000
Total residual royalty agreement liability	9,876,629	9,734,759
Residual royalty agreement liability, short-term portion	(1,025,837)	(864,623)
Residual royalty agreement liability, long-term portion	$8,850,792	$8,870,136

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

Premium Finance Agreement

On November 1, 2022, the Company entered into an agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing agreement was payable in eleven monthly installments of principal and interest, which began on December 1, 2022. The balance of the insurance premium liability is $0.1 million as of September 30, 2023 and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet. The last payment was made in October 2023 and there is no balance outstanding as of September 30, 2024.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at September 30, 2024 and September 30, 2023. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at September 30, 2024 and September 30, 2023.

Common Stock

We are authorized to issue up to 308,000,000 shares of common stock, $0.01 par value per share. Holders are entitled to one vote for each share of common stock.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of September 30, 2024, $109 million remains available under that shelf registration statement. As a result of the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, the Company is not eligible to use its current effective shelf registration statement on Form S-3 (File No. 333-270606) or file new registration statements on Form S-3 until no earlier than March 1, 2025, which could impair its ability to raise capital. See Part I, Item 1A, “Risk Factors.”

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

In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 212,130 shares of the Company’s common stock. The shares of common stock issued as consideration were valued at $0.7 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses, which totaled approximately $0.7 million, were recorded as deferred costs. The unamortized amount of deferred costs related to the Aspire Purchase Agreement remaining when the agreement terminated was $0.5 million and was expensed at the time of termination. It is included in selling, general and administrative expenses on the accompanying consolidated statement of operations for the year ended September 30, 2023.

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

We sold 1,800,000 and 1,225,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement during the years ended September 30, 2024 and 2023, respectively, resulting in proceeds to the Company of $1.7 million and $1.4 million, respectively. As a result of these sales, we recorded approximately $0.2 million and $30,000, respectively, of deferred costs to additional paid-in capital. The unamortized amount of deferred costs related to the Lincoln Park Purchase Agreement is $0.9 million and $1.0 million at  September 30, 2024 and 2023, respectively, and is included in other assets on the accompanying consolidated balance sheets. Until March 1, 2025, we will not be able to sell any securities pursuant to the Lincoln Park Purchase Agreement.

At-the-Market Sale Agreement

On May 12, 2023, the Company entered into an Open Market Sale Agreement℠ (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 39,609,072 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). Shares of common stock offered and sold pursuant to the Jefferies Sale Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 12, 2023. On August 19, 2024, the Company delivered notice to Jefferies to terminate the Jefferies Sales Agreement, which was effective on September 3, 2024. Pursuant to the terms of the Jefferies Sales Agreement, the Company could issue and sell, from time to time through or to Jefferies, shares of its common stock as set forth in the Jefferies Sales Agreement with an aggregate value of up to $75 million. As a result of the termination of the Jefferies Sales Agreement, the Company will not issue or sell any additional shares of common stock under the Jefferies Sales Agreement.

We sold 90,156 and 1,277,259 shares of common stock under the Jefferies Sales Agreement during the years ended September 30, 2024 and 2023, respectively, resulting in net proceeds to the Company of $0.1 million and $1.0 million, respectively.

The Company incurred issuance costs related to the Jefferies Sales Agreement of $0.2 million, which were recorded as deferred costs. The unamortized amount of deferred costs remaining when the agreement terminated was $0.2 million and was expensed at the time of termination. It is included in selling, general and administrative expenses on the accompanying consolidated statement of operations for the year ended September 30, 2024. The deferred costs were $0.2 million at September 30, 2023 and were included in other assets on the accompanying consolidated balance sheet.

Note 11 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. We recorded income tax benefits for share-based compensation expense of approximately $3.1 million and $4.0 million during the years ended September 30, 2024 and 2023, respectively. During the years ended September 30, 2024 and 2023 we recorded share-based compensation expenses as follows:

	2024	2023

Cost of sales	$404,348	$361,843
Selling, general and administrative	10,379,520	13,785,067
Research and development	2,860,537	3,771,693
	$13,644,405	$17,918,603

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to new hires who satisfy the requirements to be granted inducement grants under Nasdaq listing rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of our 2018 Plan. The Company has reserved 4,000,000 shares of common stock under the Inducement Plan and as of September 30, 2024, 3,967,083 shares remain available for issuance.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of September 30, 2024, 1,817,159 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of September 30, 2024, 11,085 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense of $1.9 million during each of the years ended September 30, 2024 and 2023.

The following table outlines the weighted average assumptions for options granted during fiscal 2024 and 2023:

	2024	2023
Weighted Average Assumptions:
Expected Volatility	108.97%	101.37%
Expected Dividend Yield	0.00%	0.00%
Risk-free Interest Rate	4.44%	3.92%
Expected Term (in years)	6.0	6.0
Fair Value of Options Granted	$1.18	$5.55

During the years ended September 30, 2024 and 2023, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at September 30, 2024:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2023	17,367,643	$5.28
Granted	2,467,980	1.40
Exercised	(2,734)	1.20
Forfeited	(1,370,461)	7.56
Outstanding at September 30, 2024	18,462,428	$4.59	6.32	$44,938
Exercisable at September 30, 2024	12,740,284	$4.42	5.27	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the year ended September 30, 2024 of $0.77, less the respective weighted average exercise price per share at period end.

The total intrinsic value of options exercised was approximately $0.5 million during the year ended September 30, 2023. Cash received from options exercised was $0.4 million in the year ended September 30, 2023. The intrinsic value of and cash received from options exercised during the year ended  September 30, 2024 were immaterial.

As of September 30, 2024, the Company had unrecognized compensation expense of approximately $11.7 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.6 years.

Stock Appreciation Rights

In fiscal 2017, the Company issued stock appreciation rights based on 50,000 shares of the Company’s common stock to an employee that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of September 30, 2024 and 2023, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 12 – Leases

The Company has operating leases for its office, manufacturing and warehouse space, and office equipment. The Company has a finance lease for office equipment, furniture, and fixtures.

Corporate Headquarters

In June 2021, the Company executed a lease for its new corporate headquarters in Miami, Florida. The Company is leasing approximately 12,000 square feet of office space for an eight year term, which commenced on March 1, 2022. The space replaced the Company’s previous corporate headquarters in Miami, Florida when the lease terminated at the end of February 2022. Annual base rent payments are $58.00 per square foot and are subject to a 3% annual escalation. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $117,000, which is included in other assets on the accompanying consolidated balance sheet as of September 30, 2024 and 2023.

Chicago Lease

The Company leased approximately 6,600 square feet of office space located in Chicago, Illinois. The Company executed the lease for this office in May 2016, for a seven-year period commencing on November 1, 2016 and ending on October 31, 2023. The lease granted the Company a seven-month lease holiday beginning November 1, 2016, a five-month lease abatement beginning June 1, 2017, and provided a tenant improvement allowance. Annual base rent payments were $14.00 per square foot in year one and increase on an annual basis to $17 per square foot in the final year of the lease. The lease also required payment of related expenses, including real estate taxes, common area maintenance, utilities and insurance expenses from June 1, 2017 to October 31, 2023. Based on the terms of the lease agreement, the Company paid a security deposit of $55,000. Effective September 1, 2017, the Company entered into a sublease for this office space through October 31, 2023. Monthly sublease payments of approximately $15,200 commenced in January 2018 and ended August 2023. The monthly sublease payment was subject to annual increases in September of each year and increased to approximately $17,300 per month in the final year of the sublease. Sublease income was recognized as a reduction to operating lease costs as the sublease was outside of the Company’s normal business operations. This is consistent with the Company’s recognition of sublease income prior to the adoption of FASB ASC Topic 842. The tenant under the sublease provided a security deposit of $30,000 to the Company. The Company continued to be responsible for performance under the lease until it expired on October 31, 2023.

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

Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for the office equipment leases. The components of the Company’s lease cost were as follows for the years ended September 30, 2024 and 2023:

	2024	2023

Operating lease cost	$1,078,058	$1,117,463
Short-term lease cost	42,683	42,809
Variable lease cost	79,066	186,904
Sublease income	(15,148)	(179,378)
Total lease cost	$1,184,659	$1,167,798

The Company paid cash of $1.0 million and $0.9 million for amounts included in the measurement of operating lease liabilities during the year ended September 30, 2024 and 2023, respectively. The Company’s operating lease ROU assets and related lease liabilities are presented as separate line items on the accompanying consolidated balance sheet as of September 30, 2024 and 2023.

Other information related to the Company’s leases as of September 30, 2024 and 2023 was as follows:

	2024	2023
Operating Leases
Weighted-average remaining lease term	5.0	6.1
Weighted-average discount rate	7.5%	7.7%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of September 30, 2024, maturities of lease liabilities were as follows:

Operating
Leases
Fiscal year ended September 30,
2025	$1,110,198
2026	801,893
2027	814,728
2028	833,137
2029	856,526
Thereafter	361,270
Total lease payments	4,777,752
Less imputed interest	(790,875)
Total lease liabilities	$3,986,877

The Company does not have any leases that have not yet commenced as of September 30, 2024.

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

On September 30, 2024, June Ovadias, a purported stockholder, filed a derivative action in the United States District Court for the Western District of Wisconsin (Ovadias v. Steiner et al., Case No. 3:24-cv-00676), against the Company as a nominal defendant, and Company officers and directors Mitchell S. Steiner, Michele Greco, Mario A. Eisenberger, Harry D. Fisch, Grace S. Hyun, Lucy Lu, and Michael L. Rankowitz (the “Ovadias Lawsuit”). The Ovadias lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution primarily in connection with the issues and claims asserted in the Ewing Lawsuit. The Ovadias Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, restitution, and an award of reasonable fees and expenses.

The Ewing Lawsuit, Maglia Lawsuit, Franchi Lawsuit, Renbarger Lawsuit, Alshourbagy Lawsuit and Ovadias Lawsuit are collectively referred to as the “Shareholder Litigation.” At this time, the Company is unable to estimate potential losses, if any, related to the Shareholder Litigation.

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

Collaborative Arrangements

On January 31, 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”). The Company was sponsoring a clinical trial in which both the Company’s enobosarm compound and Lilly’s compound were being dosed in combination. Under the Lilly agreement, the Company conducts the research at its own cost and Lilly contributes its compound towards the study at no cost to the Company. The parties continue to hold exclusive rights to all intellectual property relating solely to their own respective compounds. The Company would provide to Lilly copies of clinical data relating to the clinical trial and certain rights to use the clinical data. Veru maintains full exclusive, global commercialization rights to the enobosarm compound. As the ENABLAR-2 clinical trial is currently suspended, on August 22, 2024 Lilly sent Veru a notice of expiration effectively terminating the Lilly Agreement.

The terms of the Lilly Agreement met the criteria under ASC Topic 808, Collaborative Arrangements (“ASC 808”), as both parties were active participants in the activity and were exposed to the risks and rewards dependent on the commercial success of the activity. ASC 808 does not provide guidance on how to account for the activities under the collaboration, and the Company determined that Lilly did not meet the definition of a customer under ASC 606, Revenue from Contracts with Customers. The Company has concluded that ASC 730, Research and Development, should be applied by analogy. There is no financial statement impact for the Lilly Agreement as the value of the drug supply received from Lilly would be offset against the drug supply cost within research and development expense.

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from ONCO on promissory notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. The agreement resulted in a reduction in research and development expense for the year ended September 30, 2024 of $0.6 million. $0.9 million is included in accounts payable and $4.5 million is included in other liabilities related to this agreement as of September 30, 2024 on the accompanying consolidated balance sheet.

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

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the NOL carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state, U.K. and Malaysia operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. The Company had a cumulative pretax loss in the U.S. for fiscal 2024 and the two preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on our analysis, concluded that a full valuation allowance should be recorded related to federal and state NOL carryforwards as of September 30, 2024. The valuation allowance against U.S. deferred tax assets was increased by $7.3 million during the year ended September 30, 2024. As of September 30, 2024 and 2023 respectively, the Company has recorded a valuation allowance of $69.0 million and $61.7 million against U.S. deferred tax assets. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, The Female Health Company Limited, continues to have a full valuation allowance of $3.2 million as of September 30, 2024 and 2023. The operating U.K. subsidiary, The Female Health Company (UK) plc does not have a valuation allowance due to projections of future taxable income. The Company projects that the deferred tax assets of The Female Health Company (UK) plc will be realized over a significant period of time, which may exceed 20 years. Veru Biopharma UK Limited has a full valuation allowance of $0.4 million and $0.3 million as of September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company had U.S. federal and state NOL carryforwards of approximately $164.2 million and $70.0 million, respectively, for income tax purposes with $28.6 million and $35.6 million, respectively, expiring in fiscal years 2025 to 2044 and $135.6 million and $34.4 million, respectively, which can be carried forward indefinitely. The Company also has U.S. federal research and development tax credit carryforwards of $7.6 million, expiring in fiscal years 2038 to 2044. The Company’s U.K. subsidiary and Veru Biopharma UK Limited have U.K. NOL carryforwards of approximately $61.2 million as of September 30, 2024, which can be carried forward indefinitely to be used to offset future U.K. taxable income.

Loss before income taxes was taxed by the following jurisdictions for the years ended September 30, 2024 and 2023:

	2024	2023

Domestic	$(37,791,920)	$(90,522,387)
Foreign	715,595	(2,150,099)
Total	$(37,076,325)	$(92,672,486)

A reconciliation between the effective tax rate and the U.S. statutory rate and the related income tax expense is as follows:

	2024		2023
	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit at U.S. federal statutory rates	$(7,786,028)	21.0%	$(19,461,222)	21.0%
State income tax benefit, net of federal benefits	(602,861)	1.6	(1,506,855)	1.6
Non-deductible expenses	200,233	(0.5)	330,281	(0.3)
U.S. research and development tax credit	655,526	(1.8)	178,378	(0.2)
Effect of foreign income tax rates	292,970	(0.8)	454,808	(0.5)
Effect of common stock options exercised	13,339	0.0	180,847	(0.2)
Effect of global intangible low-taxed income	500,613	(1.4)	(24,691)	(0.0)
Change in valuation allowance	7,367,014	(19.9)	20,205,808	(21.8)
Other, net	84,295	(0.2)	122,852	(0.1)
Income tax expense	$725,101	(2.0)%	$480,206	(0.5)%

The federal and state income tax expense (benefit) for the years ended September 30, 2024 and 2023 is summarized below:

	2024	2023

Deferred – U.S.	$—	$(63,426)
Deferred – U.K.	423,127	262,612
Deferred – Malaysia	(55,945)	(21,687)
Subtotal	367,182	177,499

Current – U.S.	—	(8,624)
Current – Malaysia	357,919	311,331
Subtotal	357,919	302,707

Income tax expense	$725,101	$480,206

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Federal net operating loss carryforwards	$34,485,560	$29,100,871
State net operating loss carryforwards	3,662,406	3,322,715
Foreign net operating loss carryforwards – U.K.	15,303,535	15,749,809
Foreign capital allowance – U.K.	184,779	174,748
Share-based compensation – U.K.	299,868	217,821
U.S. research and development tax credit carryforward	7,647,885	8,303,411
U.S. research and development expense	8,969,277	9,771,166
Accrued compensation	911,277	190,397
Share-based compensation	10,198,368	7,896,221
Interest expense	2,241,652	2,602,890
U.S. credit loss provision	885,562	885,562
Other, net – Malaysia	59,992	4,046
Other, net – U.K.	2,500	2,500
Other, net – U.S.	385,414	71,509
Gross deferred tax assets	85,238,075	78,293,666
Valuation allowance for deferred tax assets	(72,502,102)	(65,135,088)
Net deferred tax assets	12,735,973	13,158,578
Deferred tax liabilities:
Change in fair value of derivative liability	(395,736)	(449,812)
Covenant not-to-compete	—	(1,347)
Net deferred tax liabilities	(395,736)	(451,159)
Net deferred tax asset	$12,340,237	$12,707,419

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	2024	2023

Long-term deferred tax asset – U.K.	$12,280,245	$12,703,373
Long-term deferred tax asset – Malaysia	59,992	4,046
Total long-term deferred tax asset	$12,340,237	$12,707,419

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

The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. federal and state tax returns. The following summarizes open tax years in the relevant jurisdictions:

●

For the U.S., a tax return may be audited any time within 3 years from filing date or 3 years after an NOL is utilized. The U.S. open tax years are for fiscal 2005 through 2007, fiscal 2015 through fiscal 2019, and fiscal 2022 through fiscal 2023, for which the Company is carrying forward NOLs, which expire in years 2025 through 2038 or are being carried forward indefinitely with no expiration.

●

For Malaysia, a tax return may be audited any time within 5 years from filing date (7 months after the fiscal year end). The Malaysia open tax years are for 2019 through 2023, which expire on December 31, 2024 through 2028.

●

For the U.K., a tax return may be audited within 1 year from the later of: the filing date or the filing deadline (1 year after the end of the accounting period). The U.K. open tax year is for 2023, which expires in 2025.

The fiscal 2024 tax returns for all jurisdictions have not been filed as of the date of this filing. As of September 30, 2024 and 2023, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No material expense for interest and penalties was recognized for the years ended  September 30, 2024 and 2023.

Note 15 – Sale of ENTADFI

On April 19, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets related to ENTADFI® (finasteride and tadalafil) capsules for oral use, a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021, with ONCO. The transaction closed on April 19, 2023. The purchase price for the transaction was $20.0 million, consisting of $6.0 million paid at closing, $4.0 million payable pursuant to a promissory note due on September 30, 2023, $5.0 million payable pursuant to a promissory note due on April 19, 2024 (the “April 2024 Promissory Note”), and $5.0 million payable pursuant to a promissory note due on September 30, 2024 (the “September 2024 Promissory Note” and, together with the April 2024 Promissory Note, the “ONCO Promissory Notes”), plus up to $80.0 million based on ONCO’s net revenues from ENTADFI after closing (the “Milestone Payments”). The Company believes the probability of receiving any Milestone Payments is remote.

On September 29, 2023, the Company entered into an Amendment to the Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of ONCO Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The ONCO Preferred Stock was convertible by the Company at any time and from time to time from and after one year from the date of issuance of the ONCO Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The ONCO Preferred Stock issued to the Company was initially convertible into an aggregate of approximately 5,709,935 shares of ONCO’s common stock, subject to certain shareholder approval limitations. ONCO agreed in the Amendment to use commercially reasonable efforts to obtain such shareholder approval by December 31, 2023. Shareholder approval was obtained on September 5, 2024. Effective September 24, 2024, ONCO effected a reverse stock split of all the outstanding shares of its issued and outstanding common stock at a ratio of one-for-forty (1:40). Proportional adjustments were made to the number of shares of common stock issuable upon conversion of the ONCO Preferred Stock, such that the ONCO Preferred Stock was convertible into 142,749 shares of ONCO's common stock. On September 24, 2024, the Company converted all of the ONCO Preferred Stock into 142,749 shares of ONCO Common Stock.

On April 24, 2024, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with ONCO, relating to certain defaults under the ONCO Promissory Notes. Pursuant to the Forbearance Agreement, (a) ONCO agreed to make a payment of $50,000 of the principal payable under the April 2024 Promissory Note not later than April 29, 2024, which was paid on April 25, 2024, and (b) the Company agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its rights and remedies on account of the failure by ONCO to pay the amounts due under the April 2024 Promissory Note on the due date of April 19, 2024, and on account of any failure by ONCO to make any mandatory repayment under the ONCO Promissory Notes that may have become due or may become due in connection with certain transactions relating to ONCO’s acquisition of Proteomedix AG, in each case for a period (the “Forbearance Period”) commencing on April 24, 2024 and ending on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). The Company also agreed that during the Forbearance Period the default provision in the ONCO Promissory Notes relating to insolvency of ONCO will not apply.

ONCO agreed in the Forbearance Agreement to make the following required payments during the Forbearance Period towards the remaining principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 15% of cash receipts of ONCO or its subsidiaries from certain sale or licensing revenues or payments; and (2) payment of 10% of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by ONCO or any of its subsidiaries during the Forbearance Period.

On September 19, 2024, the Company entered into an Amended and Restated Forbearance Agreement and Amendment to September 2024 Note (the “Amended Forbearance Agreement”) with ONCO. The Amended Forbearance Agreement amends and restates the entirety of the Forbearance Agreement.

Pursuant to the Amended Forbearance Agreement, the forbearance period relating to the Company’s agreement to forbear from exercising its rights and remedies on account of the failure by the Borrower to pay the amounts due under the April 2024 Promissory Note on the due date of April 19, 2024 continues to end on the earlier of (a)  March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Amended Forbearance Agreement) (such period, the “April 2024 Forbearance Period”). The Amended Forbearance Agreement extends the due date for the September Promissory Note until the earlier to occur of: (i)  June 30, 2025 or (ii) the occurrence of any Event of Default under the Amended Forbearance Agreement. The Amended Forbearance Agreement also effected certain modifications to the payment terms in the Forbearance Agreement and amended certain terms of the September 2024 Promissory Note as summarized below.

The Borrower agreed in the Amended Forbearance Agreement to make the following required payments (the “Required Payments”) during the April 2024 Forbearance Period first to accrued and unpaid interest under the April 2024 Promissory Note and then any remainder to the outstanding principal amount of the April 2024 Promissory Note:

●	monthly payments equal to 25% (increased from 15% in the Original Forbearance Agreement) of cash receipts of the Borrower or its subsidiaries from certain sale or licensing revenues or payments, which increased amount shall begin on October 20, 2024 for cash receipts in September 2024; and
●	payment of 20% (increased from 10% in the Original Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by the Borrower or any of its subsidiaries during the April 2024 Forbearance Period, which increased amount will begin for any net proceeds received after September 19, 2024.

The remaining balance of the April 2024 Promissory Note will be due at the end of the April 2024 Forbearance Period.

The Borrower and the Company also agreed to the following amendments to the September 2024 Promissory Note in the Amended Forbearance Agreement:

●	As noted above, an extension of the maturity date to June 30, 2025;
●	The accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September 2024 Promissory Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September 2024 Promissory Note is paid in full.
●	Any amounts owed on the September 2024 Promissory Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of the Borrower and the Company, in shares of the Borrower’s common stock or a combination of cash and the Borrower’s common stock.
●	Following full repayment of all principal and interest under the April 2024 Promissory Note, the Borrower will make the Required Payments first towards accrued and unpaid interest under the September 2024 Promissory Note and then towards the remaining principal balance payable under the September 2024 Promissory Note.
●	If the aggregate unpaid principal outstanding under the April 2024 Promissory Note and the September 2024 Promissory Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September 2024 Promissory Note that will be payable by the Borrower in satisfaction of its obligations under the September 2024 Promissory Note will be reduced from $5,000,000 to $3,500,000.

The Company and ONCO entered into a Waiver and Amendment No. 1 to the Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced above and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%.

The Company received payments of $0.3 million during the year ended September 30, 2024 and $0.4 million subsequent to September 30, 2024 under the Forbearance Agreement and the Amended Forbearance Agreement.

The Company determined that it was not probable, at the time of the transaction and at September 30, 2024, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain of approximately $5.7 million on the transaction during fiscal 2023. The Company recognized a gain on sale of $1.2 million during year ended September 30, 2024 based on the determination of the fair market value of the ONCO Preferred Stock when received and the cash received from ONCO under the Forbearance Agreement and the Amended Forbearance Agreement. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the ONCO Promissory Notes for future installments of the purchase price.

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

Note 17 – Employee Benefit Plans

Effective January 1, 2018, the Company established a 401(k) plan in which substantially all U.S. employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. The Company matched employee contributions at a rate of 100% of applicable contributions up to 6% of included compensation. Effective January 1, 2024, the Company discontinued matching contributions for U.S. employees. Company contributions to the 401(k) plan were approximately $0.6 million for the year ended September 30, 2023 and $42,000 for the year ended September 30, 2024. The Company plans to reinstate matching contributions for U.S. employees effective January 1, 2025 at up to 4% of included compensation.

In March 2014, the Company elected to contribute 3% of eligible employee compensation into the personal pension schemes of certain senior U.K. employees. Effective January 1, 2019, this contribution amount was increased to 4%. Company contributions were approximately $29,000 for each of the years ended September 30, 2024 and 2023.