Form 10-Q
period 2024-12-31
VERU INC.
filed 2025-02-13
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, the registrant had 146,383,920 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential development or commercialization of enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a glucagon-like peptide-1 receptor agonist (“GLP-1 RA”) who are at-risk for developing muscle weakness and sabizabulin to treat cardiovascular atherosclerotic disease to reduce major cardiovascular events, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of litigation and other contingencies, financial condition, results of operations, liquidity, cost savings, our ability to continue as a going concern, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

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
●

clinical trial results supporting any potential regulatory approval or authorization of any of our products, including enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle weakness and sabizabulin to treat cardiovascular atherosclerotic disease to reduce major cardiovascular events, may not be replicated in clinical practice;

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
●

as a result of our failure to timely file two reports with the Securities and Exchange Commission we are not eligible to use our current effective shelf registration statement on Form S-3 or file new registration statements on Form S-3 until no earlier than March 1, 2025, which could impair our capital-raising activities (see Part II, Item 1A, “Risk Factors”);

●

we need to secure significant funding to advance our drug candidates, including government grants, pharmaceutical company partnerships, or similar external sources to advance the development of sabizabulin as a treatment for slowing progression of or promoting regression of atherosclerosis disease;

●	we may not receive any additional payments from Onconetix, Inc. formerly known as Blue Water Vaccines Inc. (“ONCO”) in connection with the sale of our ENTADFI assets;
●

risks related to the development of our product portfolio, including clinical trials, regulatory approvals and time and cost to bring any of our product candidates to market, and risks related to efforts of our collaborators;

●	product demand and market acceptance of our products in development, if approved;

●

risks related to our ability to obtain insurance reimbursement from private payors or government payors, including Medicare and Medicaid, and similar risks relating to market or political acceptance of any potential or actual pricing for any of our product candidates that, if approved, we attempt to commercialize;

●	all of our products are in development and we may fail to successfully commercialize such products;
●

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party’s intellectual property, and licensing risks;

●

competition from existing and new competitors with respect to our products in development, if approved, including the potential for reduced sales, pressure on pricing and increased spending on marketing;

●

risks related to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation as well as potential healthcare reform measures;

●	the risk that we will be affected by regulatory and legal developments, including a repeal or modification of part or all of the Patient Protection and Affordable Care Act;
●	risks inherent in doing business on an international level, including currency risks, regulatory requirements, political risks, export restrictions and other trade barriers;
●	risks related to our growth strategy;
●	our continued ability to attract and retain highly skilled and qualified personnel;
●

risks relating to the restatement of our unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2023 and the restatement of our audited consolidated financial statements as of and for the years ended September 30, 2023 and 2022;

●	risks relating to our history of losses and the fact we currently have no commercial revenue and may never generate revenue or become profitable;
●	the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations;
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

All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in “Risk Factors” in Item 1A. of this report. These factors are not exhaustive. All forward-looking statements in this report should be considered in the context of the risks and other factors described above, and in Part II, Item 1A, “Risk Factors” below in this report. Additional factors that we do not yet know of or that we currently think are immaterial may also impair our business operations, and new risk factors may emerge from time to time.  It is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$26,607,002	$24,916,285
Prepaid expenses and other current assets	1,773,134	1,547,928
Current assets of discontinued operations	—	8,759,011
Total current assets	28,380,136	35,223,224
Property and equipment, net	452,043	481,372
Operating lease right-of-use assets	3,127,887	3,250,623
Goodwill	6,878,932	6,878,932
Other assets	989,596	989,596
Long-term assets of discontinued operations	—	13,595,025
Total assets	$39,828,594	$60,418,772

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,994,645	$2,259,668
Accrued research and development costs	1,572,429	120,448
Accrued compensation	1,503,233	4,494,278
Accrued expenses and other current liabilities	535,472	549,237
Residual royalty agreement liability, short-term portion	—	1,025,837
Operating lease liability, short-term portion	742,449	736,970
Current liabilities of discontinued operations	—	2,681,530
Total current liabilities	6,348,228	11,867,968
Residual royalty agreement liability, long-term portion	—	8,850,792
Operating lease liability, long-term portion	2,775,190	2,905,309
Other liabilities	4,078,187	4,461,920
Long-term liabilities of discontinued operations	—	16,071
Total liabilities	13,201,605	28,102,060

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2024 and September 30, 2024	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 148,567,624 issued and 146,383,920 shares outstanding at December 31, 2024 and September 30, 2024	1,485,676	1,485,676
Additional paid-in-capital	336,462,900	333,788,795
Accumulated other comprehensive loss	—	(581,519)
Accumulated deficit	(303,514,982)	(294,569,635)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	26,626,989	32,316,712
Total liabilities and stockholders' equity	$39,828,594	$60,418,772

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2024	2023
Operating expenses:
Research and development	$5,716,830	$1,658,574
Selling, general and administrative	5,227,113	6,651,624
Total operating expenses	10,943,943	8,310,198

Gain on sale of ENTADFI® assets	695,216	918,372

Operating loss from continuing operations	(10,248,727)	(7,391,826)

Non-operating income (expenses):
Gain on extinguishment of debt	8,624,778	—
Change in fair value of equity securities	(349,078)	(379,898)
Other income, net	163,124	104,341
Total non-operating income (expenses)	8,438,824	(275,557)

Net loss from continuing operations	(1,809,903)	(7,667,383)
Net loss from discontinued operations, net of taxes	(7,135,444)	(608,598)
Net loss	$(8,945,347)	$(8,275,981)

Net loss from continuing operations per basic and diluted common shares outstanding	$(0.01)	$(0.08)
Net loss from discontinued operations per basic and diluted common shares outstanding	$(0.05)	$(0.01)
Net loss per basic and diluted common shares outstanding	$(0.06)	$(0.08)

Basic and diluted weighted average common shares outstanding	146,383,920	100,601,946

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2024	148,567,624	$1,485,676	$333,788,795	$(581,519)	$(294,569,635)	$(7,806,605)	$32,316,712
Share-based compensation	—	—	2,674,105	—	—	—	2,674,105
Release of cumulative foreign currency translation adjustment to discontinued operations	—	—	—	581,519	—	—	581,519
Net loss	—	—	—	—	(8,945,347)	—	(8,945,347)
Balance at December 31, 2024	148,567,624	$1,485,676	$336,462,900	$—	$(303,514,982)	$(7,806,605)	$26,626,989

Balance at September 30, 2023	93,966,402	$939,664	$283,894,830	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161
Share-based compensation	—	—	3,406,949	—	—	—	3,406,949
Issuance of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	90,156	902	65,649	—	—	—	66,551
Shares issued in connection with common stock purchase agreement	1,800,000	18,000	1,643,490	—	—	—	1,661,490
Amortization of deferred costs	—	—	(164,313)	—	—	—	(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	52,708,332	527,083	34,702,332	—	—	—	35,229,415
Net loss	—	—	—	—	(8,275,981)	—	(8,275,981)
Balance at December 31, 2023	148,564,890	$1,485,649	$323,548,937	$(581,519)	$(265,044,190)	$(7,806,605)	$51,602,272

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(8,945,347)	$(8,275,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,870	72,129
Noncash change in right-of-use assets	199,580	198,747
Noncash interest expense, net of interest paid	(168,556)	(28,147)
Gain on extinguishment of debt	(8,624,778)	—
Loss on sale of FC2 business	4,204,435	—
Gain on sale of ENTADFI® assets	(695,216)	(918,372)
Share-based compensation	2,674,105	3,406,949
Deferred income taxes	(1,915)	(81,286)
Change in fair value of derivative liabilities	3,138,316	2,000
Change in fair value of equity securities	349,078	379,898
Other	(72,831)	12,958
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(657,253)	2,123,571
Decrease (increase) in inventories	863,928	(201,814)
Increase in prepaid expenses and other assets	(511,038)	(1,340,373)
Decrease in accounts payable	(1,282,454)	(2,495,250)
(Decrease) increase in accrued expenses and other liabilities	(1,643,235)	1,295,516
Decrease in operating lease liabilities	(224,676)	(170,934)
Net cash used in operating activities	(11,332,987)	(6,020,389)

INVESTING ACTIVITIES
Proceeds from sale of FC2 business, net of costs	16,157,965	—
Cash proceeds from sale of ENTADFI® assets	695,216	—
Proceeds from sale of equity securities	393,217	—
Capital expenditures	(1,083)	—
Net cash provided by investing activities	17,245,315	—

FINANCING ACTIVITIES
Payment on extinguishment of residual royalty agreement liabilities	(4,221,611)	—
Proceeds from sale of shares under common stock purchase agreement	—	1,661,490
Proceeds from sale of shares in public offering, net of commissions and costs	—	35,378,888
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions	—	66,551
Installment payments on premium finance agreement	—	(132,975)
Net cash (used in) provided by financing activities	(4,221,611)	36,973,954

Net increase in cash, cash equivalents, and restricted cash	1,690,717	30,953,565
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	24,916,285	9,625,494
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$26,607,002	$40,579,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$332,826	$193,104
Schedule of non-cash investing and financing activities:
Equity securities received for sale of ENTADFI® assets	$—	$918,372
Amortization of deferred costs related to common stock purchase agreement	$—	$164,313
Costs related to public offering in accounts payable or accrued expenses and other current liabilities	$—	$149,473

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The accompanying condensed consolidated balance sheet as of September 30, 2024 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2025.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited and Veru Biopharma Europe Limited. The Female Health Company Limited sold the stock of its wholly owned subsidiary, The Female Health Company (UK) plc effective December 30, 2024, as part of the FC2 Business Sale (see Note 3 for additional information). The Female Health Company (UK) plc and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”) are included in the consolidated financial statements through December 30, 2024. Veru International Holdco Inc.’s wholly owned subsidiary, Veru Biopharma Netherlands B.V. was dissolved during the quarter ended December 31, 2024 and is included in the consolidated financial statements through the date of dissolution. Veru Biopharma Netherlands B.V. did not have a material impact on the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program includes enobosarm, a selective androgen receptor modulator, to improve body composition by augmenting fat loss and preventing muscle loss and physical function decline, in older patients receiving weight reduction drugs, and sabizabulin, a microtubule disruptor, which is being developed as a broad anti-inflammatory agent to reduce inflammation to slow the progression or promote the regression of atherosclerotic cardiovascular disease. The Company had the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company sold the FC2 business on December 30, 2024. See Note 3 for additional information. The Company also had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during the three months ended December 31, 2024 and 2023 were derived from sales of FC2 and are included within discontinued operations.

Reclassifications: Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. The reclassifications had no effect on the results of operations or financial position for any period presented.

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three months ended December 31, 2024 and 2023, comprehensive loss is equivalent to the reported net loss.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for the Company’s annual periods beginning with the fiscal year ended September 30, 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, deprecation, and selling expenses) included in certain expense captions presented on the face of the statement of operations. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for the Company's annual reporting periods beginning with the fiscal year ended September 30, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

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

Note 3 – Discontinued Operations

On December 30, 2024, the Company and The Female Health Company Limited entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company's FC2 female condom business ® (internal condom), including the stock of The Female Health Company (UK) plc and the Malaysia subsidiary. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024.

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement. The adjustments to the purchase price in the Purchase Agreement include a customary working capital adjustment in 90 days from closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale are expected to be $16.4 million, which is the $18.0 million purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, estimated purchase price adjustments of $0.1 million, and amounts allocated to the related transition services agreement of $0.2 million but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million (see Note 8 for additional information). These net proceeds are subject to adjustment as set forth in the Purchase Agreement. The loss on sale of the FC2 business is $4.2 million, which is the difference between estimated net proceeds of $16.4 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million.

In connection with the FC2 Business Sale, the Company and the Purchaser entered into a transition services agreement (the “TSA”). Under the terms of the TSA, the Company will provide to the Purchaser, on a transitional basis, certain services or functions, including information technology services, facilitating the transition of assignable and non-assignable contracts, and other corporate and administrative matters. Generally, these services will be provided within six months, with certain services related to the transition of IT and technology systems extending up to 12 months and certain services related to the transition of contracts extending up to 32 months. The transition services will be provided at no fees but the TSA provides for the reimbursement of certain out-of-pocket costs. The Company allocated $0.2 million of the purchase price per the Purchase Agreement to the transition services per the TSA, based on an estimate of the fair value of the services to be provided, to be recognized by the Company over a six month period. The Company estimates that any transition services extending beyond six months have a de minimis value.

Pursuant to the terms of the Purchase Agreement, the Company, the Purchaser, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which the Purchaser deposited $0.4 million of the aggregate purchase price of the FC2 Business Sale into an escrow account established with the escrow agent for the following purposes: (1) $0.3 million, from which any adjustment amount requiring payment from the Company to the Purchaser may be recovered upon final determination of such adjustments pursuant to the Purchase Agreement and (2) $0.1 million for certain indemnity obligations, if any, that arise under the Purchase Agreement, to be held for 18 months from the closing date to the extent not subject to a pending indemnity claim. The amounts held in escrow of $0.4 million as of December 31, 2024 are classified as restricted cash and included within cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheet.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of December 31, 2024.

The following table presents results of discontinued operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024	2023

Net revenues	$4,484,591	$2,140,726

Cost of sales	2,900,514	990,274

Gross profit	1,584,077	1,150,452

Operating expenses:
Selling, general and administrative	1,101,987	1,641,283
Total operating expenses	1,101,987	1,641,283

Loss on sale of FC2 business	(4,204,435)	—

Operating loss	(3,722,345)	(490,831)

Non-operating expenses:
Interest expense	(164,270)	(164,957)
Change in fair value of derivative liabilities	(3,138,316)	(2,000)
Other expense, net	(31,960)	(23,249)
Total non-operating expenses	(3,334,546)	(190,206)

Loss before income taxes	(7,056,891)	(681,037)

Income tax expense (benefit)	78,553	(72,439)

Net loss from discontinued operations, net of taxes	$(7,135,444)	$(608,598)

The following table presents the carrying amounts of assets and liabilities of discontinued operations as of September 30, 2024:

September 30,
2024
Current assets:
Accounts receivable, net	$3,960,305
Inventories, net	4,144,179
Prepaid expenses and other current assets	654,527
Total current assets of discontinued operations	$8,759,011

Long-term assets:
Plant and equipment, net	$803,282
Operating lease right-of-use asset	311,150
Deferred income taxes	12,340,237
Other assets	140,356
Total long-term assets of discontinued operations	$13,595,025

Current liabilities:
Accounts payable	$777,173
Accrued compensation	185,418
Accrued expenses and other current liabilities	1,390,412
Operating lease liability, short-term portion	328,527
Total current liabilities of discontinued operations	$2,681,530

Long-term liabilities:
Operating lease liability, long-term portion	$16,071
Long-term liabilities of discontinued operations	$16,071

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating and investing cash flows, which includes net proceeds from the sale of FC2, from discontinued operations for the three months ended December 31, 2024 and 2023 are comprised of the following:

	Three Months Ended
	December 31,
	2024	2023

Total net cash (used in) provided by operating activities from discontinued operations	$(325,454)	$1,525,846
Total net cash provided by investing activities from discontinued operations	$16,156,882	$—

Note 4 – Fair Value Measurements

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

As September 30, 2024, the Company’s financial liability measured at fair value on a recurring basis, which consisted of an embedded derivative, was classified within Level 3 of the fair value hierarchy. The liability associated with embedded derivatives represented the fair value of the change of control provision in the Residual Royalty Agreement. During the three months ended December 31, 2024, the Residual Royalty Agreement was terminated and the embedded derivative was extinguished together with the debt. See Note 8 for additional information.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024	2023

Beginning balance	$1,570,000	$1,331,000
Change in fair value of derivative liabilities	3,138,316	2,000
Extinguishments	(4,708,316)	—
Ending balance	$—	$1,333,000

The gain or loss associated with the change in fair value of the embedded derivatives is included within net loss from discontinued operations on the accompanying unaudited condensed consolidated statements of operations. It is included in discontinued operations because the related debt was required to be repaid as a result of the FC2 Business Sale.

There is no current observable market for these types of derivatives. The Company estimated the fair value of the embedded derivative within the Residual Royalty Agreement by using a scenario-based method, whereby different scenarios were valued and probability weighted. The scenario-based valuation model incorporated transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. A significant increase in projected FC2 revenues or a significant increase in the probability or acceleration of the timing of a change of control event, in isolation, would result in a significantly higher fair value measurement of the liability associated with the embedded derivative. On December 30, 2024, upon the FC2 Business Sale, the Company adjusted the fair value of the embedded derivative to the estimated fair value on that date and included the fair value of the embedded derivative in the carrying amount of debt, used to determine the gain on extinguishment of debt.

The following tables present quantitative information about the inputs and valuation methodologies used to determine the fair value of the embedded derivatives classified in Level 3 of the fair value hierarchy as of December 30, 2024, the date the Residual Royalty Agreement was terminated, and September 30, 2024:

Valuation Methodology	Significant Unobservable Input	December 30, 2024	September 30, 2024

Scenario-Based	Estimated change of control dates	December 2024	March 2025 to March 2027
	Discount rate	N/A	12.1% to 12.3%
	Probability of change of control	100%	60% to 90%

The Company also had an investment in equity securities consisting of 142,749 shares of common stock of ONCO (the “ONCO Common Stock”), which were sold during the quarter ended December 31, 2024 for net proceeds of $0.4 million. The value of the ONCO Common Stock was $0.7 million as of September 30, 2024, which was included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet. The Company recognized a loss from the change in fair value of equity securities of $0.3 million and $0.4 million during the three months ended December 31, 2024 and 2023, respectively.

The Company received 3,000 shares of Series A Convertible Preferred Stock (the “ONCO Preferred Stock”) of ONCO on October 3, 2023 as part of a settlement of the receivable due on September 30, 2023 related to the sale of ENTADFI. See Note 15 for additional information. The Company elected to measure the ONCO Preferred Stock at fair value in accordance with ASC 825. The investment in the ONCO Preferred Stock was classified within Level 3 of the fair value hierarchy because there is no market for the ONCO Preferred Stock and the fair value was determined using significant unobservable inputs. The fair value of the ONCO Preferred Stock was determined on the date received using a probability-weighted bond plus call option model, which incorporated the stock price of ONCO on the valuation date, expected volatility of 79%, expected term of 3 years, and a discount rate of 35%. The Company also applied a 15% discount for lack of marketability due to the fact that there is no market for the preferred stock and a 60% probability of dissolution. The valuation was determined to be $0.9 million at October 3, 2023. On September 24, 2024, the Company converted all of the shares of ONCO Preferred Stock it held into 142,749 shares of ONCO Common Stock. As of September 30, 2024, the ONCO Common Stock was classified within Level 1 of the fair value hierarchy and the valuation was determined based on the closing price of the ONCO Common Stock.

Note 5 – Accounts Receivable

All of the Company's accounts receivables were included in the assets sold as part of the FC2 Business Sale, except for the Company's accounts receivables due from The Pill Club. The Company has an allowance for credit losses of $3.9 million related to the total amount of receivables due from The Pill Club due to The Pill Club’s Chapter 11 bankruptcy, filed on April 18, 2023. The Company has an open claim with The Pill Club bankruptcy estate for these receivables but the timing and amount of recovery, if any, are unknown at this time.

Note 6 – Fixed Assets

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

Property and equipment consisted of the following at December 31, 2024 and September 30, 2024:

	Estimated	December 31,	September 30,
	Useful Life (in years)	2024	2024
Property and equipment:
Office equipment, furniture and fixtures	3 - 7	765,911	765,911
Leasehold improvements	8	199,532	199,532
Total property and equipment		965,443	965,443
Less: accumulated depreciation and amortization		(513,400)	(484,071)
Property and equipment, net		$452,043	$481,372

Depreciation expense was approximately $29,000 and $32,000 for the three months ended December 31, 2024 and 2023, respectively.

Note 7 – Goodwill

The carrying amount of goodwill at December 31, 2024 and September 30, 2024 was $6.9 million. There was no change in the balance during the three months ended December 31, 2024 and 2023.

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

In connection with the closing of the FC2 Business Sale, on December 30, 2024, the Company made a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, and upon such payment, the Residual Royalty Agreement terminated in accordance with its terms. The Company recognized a gain on extinguishment of debt of $8.6 million for the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt, which included an embedded derivative for the change of control provision at fair value. See Note 4 for additional information.

For accounting purposes, the $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis. A portion of the amount allocated to the Residual Royalty Agreement, equal to the fair value of the respective change of control provisions, was allocated to the embedded derivative liability. The derivative liability was adjusted to fair market value at each reporting period.

At December 31, 2024 and September 30, 2024, the Residual Royalty Agreement liability consisted of the following:

	December 31,	September 30,
	2024	2024

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	13,149,689	12,985,419
Less: cumulative payments	(5,357,616)	(5,024,790)
Less: extinguishments	(8,138,073)	—
Residual royalty agreement liability, excluding embedded derivative liability	—	8,306,629
Add: embedded derivative liability at fair value (see Note 4)	—	1,570,000
Total residual royalty agreement liability	—	9,876,629
Residual royalty agreement liability, short-term portion	—	(1,025,837)
Residual royalty agreement liability, long-term portion	$—	$8,850,792

Premium Finance Agreement

On November 1, 2022, the Company entered into a Premium Finance Agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing is payable in eleven monthly installments of principal and interest, beginning on December 1, 2022. The balance of the insurance premium liability was $0.1 million as of September 30, 2023. The last payment was made in October 2023 and there is no balance outstanding as of December 31, 2024 or September 30, 2024.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2024 and September 30, 2024. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2024 and September 30, 2024, and there was no activity during the three months ended December 31, 2024 and 2023.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of December 31, 2024, $109.0 million remains available under that shelf registration statement. As a result of the Company’s failure to timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 and a Current Report on Form 8-K that was due on February 27, 2024, the Company is not eligible to use its current effective shelf registration statement on Form S-3 (File No. 333-270606) or file new registration statements on Form S-3 until no earlier than March 1, 2025, which could impair its ability to raise capital. See Part II, Item 1A, “Risk Factors.”

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

During the three months ended December 31, 2024, we did not sell any shares under the Lincoln Park Purchase Agreement. During the three months ended December 31, 2023, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through December 31, 2024, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 800,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 as of December 31, 2024 and September 30, 2024 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

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

Note 10 – Share-based Compensation

We allocate share-based compensation expense to selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2024 and 2023, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2024	2023

Selling, general and administrative	$2,004,716	$2,400,424
Research and development	679,438	483,379
Discontinued operations	(10,049)	523,146
Share-based compensation	$2,674,105	$3,406,949

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 4.0 million shares of common stock under the Inducement Plan and as of December 31, 2024, 4,000,000 shares are available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 29, 2022, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 18.5 million. As of December 31, 2024, 1,911,246 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of December 31, 2024, 198,948 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense for stock options forfeited during the period of $0.3 million and $1.1 million during the three months ended December 31, 2024 and 2023, respectively.

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024	2023
Weighted Average Assumptions:
Expected volatility	109.9%	104.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.6%	4.7%
Expected term (in years)	6.0	6.0
Fair value of options granted	$0.64	$0.60

During the three months ended December 31, 2024 and 2023, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2024:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2024	18,462,428	$4.59
Granted	240,000	$0.77
Exercised	—	$—
Forfeited and expired	(554,867)	$5.52
Outstanding at December 31, 2024	18,147,561	$4.51	5.76	$16,944
Exercisable at December 31, 2024	14,133,583	$4.76	4.92	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended December 31, 2024 of $0.65, less the respective weighted average exercise price per share at period end.

As of December 31, 2024, the Company had unrecognized compensation expense of approximately $7.7 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of December 31, 2024, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office and office equipment. The Company’s leases have remaining lease terms of less than three years to less than six years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it received sublease income. Sublease income was recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This lease, and the related sublease, terminated on October 31, 2023. The Company does not have any leases that have not yet commenced as of December 31, 2024.

The components of the Company’s lease cost were as follows for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024	2023
Operating lease cost	$186,233	$188,223
Short-term lease cost	2,541	2,541
Variable lease cost	1,318	13,965
Sublease income	—	(15,148)
Total lease cost	$190,092	$189,581

The Company paid cash of $188,000 and $192,000 for amounts included in the measurement of operating lease liabilities during the three months ended December 31, 2024 and 2023, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024.

Other information related to the Company’s leases as of December 31, 2024 and September 30, 2024 was as follows:

	December 31,	September 30,
	2024	2024
Operating Leases
Weighted-average remaining lease term (years)	5.2	5.4
Weighted-average discount rate	7.1%	7.1%

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

On September 30, 2024, June Ovadias, a purported stockholder, filed a derivative action in the United States District Court for the Western District of Wisconsin (Ovadias v. Steiner et al., Case No. 3:24-cv-00676), against the Company as a nominal defendant, and Company officers and directors Mitchell S. Steiner, Michele Greco, Mario A. Eisenberger, Harry D. Fisch, Grace S. Hyun, Lucy Lu, and Michael L. Rankowitz (the “Ovadias Lawsuit”). The Ovadias lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution primarily in connection with the issues and claims asserted in the Ewing Lawsuit. The Ovadias Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, restitution, and an award of reasonable fees and expenses

The Ewing Lawsuit, Maglia Lawsuit, Franchi Lawsuit, Renbarger Lawsuit, Alshourbagy Lawsuit and the Ovadias Lawsuit are collectively referred to as the “Shareholder Litigation.” At this time, the Company is unable to estimate potential losses, if any, related to the Shareholder Litigation.

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an EUA. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from ONCO on promissory notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. $1.0 million is included in accounts payable and $4.1 million is included in other liabilities related to this agreement as of December 31, 2024 on the accompanying condensed consolidated balance sheet.

Note 13 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss (NOL) and tax credit carryforwards.

A reconciliation of income tax expense, which is zero as a result of the Company’s full valuation allowance for deferred tax assets, and the amount computed by applying the U.S. statutory rate of 21% to loss from continuing operations is as follows:

	Three Months Ended
	December 31,
	2024	2023

Income tax benefit at U.S. federal statutory rates	$(380,080)	$(1,610,150)
State income tax benefit, net of federal benefit	(29,429)	(124,672)
Non-deductible expenses	739	112
U.S. research and development tax credit	(230,797)	(170,000)
Change in valuation allowance	639,567	1,904,710
Income tax expense	$—	$—

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

On September 29, 2023, the Company entered into an Amendment to the Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of ONCO Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The ONCO Preferred Stock was convertible by the Company at any time and from time to time from and after one year from the date of issuance of the ONCO Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The ONCO Preferred Stock issued to the Company was initially convertible into an aggregate of approximately 5,709,935 shares of ONCO Common Stock, subject to certain shareholder approval limitations. Shareholder approval was obtained on September 5, 2024. Effective September 24, 2024, ONCO effected a reverse stock split of all the outstanding shares of ONCO Common Stock at a ratio of one-for-forty (1:40). Proportional adjustments were made to the number of shares of ONCO Common Stock issuable upon conversion of the ONCO Preferred Stock, such that the ONCO Preferred Stock was convertible into 142,749 shares of ONCO Common Stock. On September 24, 2024, the Company converted all of its ONCO Preferred Stock into 142,749 shares of ONCO Common Stock and during the three months ended December 31, 2024, the Company sold all 142,749 shares of ONCO Common Stock for net proceeds of $0.4 million.

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

The Borrower agreed in the Amended Forbearance Agreement to make the following required payments (the “Required Payments”) during the April 2024 Forbearance Period first to accrued and unpaid interest under the April 2024 Promissory Note and then any remainder to the outstanding principal amount of the April 2024 Promissory Note:

●	monthly payments equal to 25% (increased from 15% in the Original Forbearance Agreement) of cash receipts of the Borrower or its subsidiaries from certain sale or licensing revenues or payments, which increased amount shall begin on October 20, 2024 for cash receipts in September 2024; and
●	payment of 20% (increased from 10% in the Original Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by the Borrower or any of its subsidiaries during the April 2024 Forbearance Period, which increased amount will begin for any net proceeds received after September 19, 2024.

The remaining balance of the April 2024 Promissory Note will be due at the end of the April 2024 Forbearance Period.

The Borrower and the Company also agreed to the following amendments to the September 2024 Promissory Note in the Amended Forbearance Agreement:

●	As noted above, an extension of the maturity date to June 30, 2025.
●	The accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September 2024 Promissory Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September 2024 Promissory Note is paid in full.
●	Any amounts owed on the September 2024 Promissory Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of the Borrower and the Company, in shares of the Borrower’s common stock or a combination of cash and the Borrower’s common stock.
●	Following full repayment of all principal and interest under the April 2024 Promissory Note, the Borrower will make the Required Payments first towards accrued and unpaid interest under the September 2024 Promissory Note and then towards the remaining principal balance payable under the September 2024 Promissory Note.
●	If the aggregate unpaid principal outstanding under the April 2024 Promissory Note and the September 2024 Promissory Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September 2024 Promissory Note that will be payable by the Borrower in satisfaction of its obligations under the September 2024 Promissory Note will be reduced from $5,000,000 to $3,500,000.

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

The Company determined that it was not probable, at the time of the transaction and at December 31, 2024, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain on sale of ENTADFI assets of $0.7 million and $0.9 million during the three months ended December 31, 2024 and 2023, respectively, for the nonrefundable consideration received during each period. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the ONCO Promissory Notes for future installments of the purchase price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program consists of two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, an oral selective androgen receptor modulator (“SARM”), is initially being developed as a treatment to augment fat loss and to prevent lean mass (muscle) loss in sarcopenic obese or overweight older patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. Sabizabulin, an oral microtubule disruptor, is being developed as a broad anti-inflammatory agent to reduce inflammation to slow the progression or promote the regression of atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections.

The Company had previously been developing enobosarm for advanced breast cancer and sabizabulin for viral induced acute respiratory distress syndrome (“ARDS”) in clinical trials, but we made the strategic decision to redirect enobosarm and sabizabulin to the late stage clinical opportunities in the large cardiometabolic markets that the Company believes are most likely to create the greatest shareholder value and to better align available resources. The Company does not intend to provide any updates regarding the status of the advanced breast cancer and ARDS clinical programs in future reports unless and until the Company determines to resume development of either of them.

Obesity Program

In reported third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle and bone) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss reported by patients was attributable to lean mass (muscle) loss. According to the Centers for Disease Control and Prevention, 41.5% of older adults are obese and could benefit from weight loss medication. Up to 34.4% of people over the age of 60 with obesity in the United States have sarcopenic obesity. Sarcopenic obese patients are patients who have obesity and low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. We therefore believe there is an urgent unmet need for a drug that can ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass in at-risk sarcopenic obese and overweight elderly patients.

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

We believe the clinical data we own that was generated from third-party clinical trials of enobosarm in both elderly patients and in patients with initial and ongoing muscle wasting caused by loss of appetite, provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight elderly patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential and selective loss of fat mass.

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

On January 27, 2025, the Company announced positive topline results from the Phase 2b QUALITY clinical study. The Phase 2b QUALITY study is the first human study to report the effects of a muscle preservation drug candidate on body composition in older patients who have obesity or are overweight and receiving a GLP-1 receptor agonist. In the topline efficacy analysis, the trial met its prespecified primary endpoint with a statistically significant and a clinically meaningful benefit in the preservation of total lean body mass in all patients receiving enobosarm + semaglutide versus placebo + semaglutide at 16 weeks (71% relative reduction in lean mass loss, p=0.002). The enobosarm 3mg + semaglutide was the best dose with a >99% mean relative reduction in loss of lean mass (p <0.001). Enobosarm 6mg + semaglutide dose was not better than the Enobosarm 3mg + semaglutide dose on lean mass.

As for secondary clinical endpoints, enobosarm + semaglutide treatment resulted in dose dependent greater loss of fat mass compared to placebo + semaglutide with the enobosarm 6mg dose having a 46% greater relative loss of fat mass compared to placebo + semaglutide group at 16 weeks (p=0.014). Although enobosarm + semaglutide significantly preserved lean mass, the additional loss of fat mass caused by enobosarm treatment was able to replace the lean mass preserved to allow a similar net mean weight loss with semaglutide at 16 weeks. Accordingly, the tissue composition of the total weight loss shifted to greater and selective loss of fat with enobosarm treatment. The median percentage of total body weight loss in the placebo + semaglutide group that was due to lean mass was 32% and estimated fat loss was 68%. In contrast, in the all enobosarm + semaglutide group, the total weight loss due to lean mass was 9.4% and estimated fat loss was 90.6%, and for the enobosarm 3mg + semaglutide group, it was 0.9% lean mass and 99.1% estimated fat loss. Therefore, enobosarm + semaglutide improved changes in body composition resulting in more selective and greater loss of adiposity than in subjects receiving placebo + semaglutide.

Physical function was measured by the Stair Climb Test. Climbing stairs is an activity of daily living, and the Stair Climb Test measures functional muscle strength, balance and agility. Declines in performance measured by Stair Climb Test predicts in older patients higher risk for mobility disabilities, gait difficulties, hospitalizations, falls, and bone fractures. As a point of reference, stair climb power declines by -1.38% annually with aging according to Van Roie E. PLOS ONE 14:e0210653, 2019.

●	A responders analysis was conducted using a greater than 10% decline in stair climb power as the cut off at 16 weeks which represents 8 to10 year loss of stair climb power function due to aging. In our study, the loss of lean mass mattered as 42.6% of patients on placebo + semaglutide group had at least a 10% decline in stair climb power physical function at 16 weeks. This is the first human study to demonstrate that older patients who are overweight or have obesity receiving semaglutide GLP-1 RA are at higher risk for accelerated loss of lean mass with physical function decline.

●	The all enobosarm + semaglutide group had a statistically significant and clinically meaningfully 54.4% mean relative reduction in the proportion of subjects that lost at least 10% stair climb power compared to placebo + semaglutide group (p=0.0049). In the enobosarm 3mg + semaglutide group, there was a 62.4% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.0066). In enobosarm 6mg + semaglutide, there was a 46.2% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.0505). Therefore, enobosarm treatment preserved lean mass (muscle) which translated into a reduction in the proportion of patients that had a clinically significant stair climb physical function decline versus subjects receiving semaglutide alone.

Enobosarm represents a next generation drug that improves GLP-1 RA therapy to result in tissue selective quality weight reduction, that is, enobosarm + semaglutide improved changes in body composition which resulted in more selective and greater loss of adiposity (fat mass) than in subjects receiving placebo + semaglutide alone.

Safety data for the Phase 2b QUALITY study remains blinded as the Phase 2b extension clinical study portion is ongoing. The unblinded complete safety set will be available after the Phase 2b extension study is completed. However, the aggregate, blinded safety data have not shown any significant differences compared to previous studies of enobosarm and what is expected with GLP-1 RAs. The Independent Data Monitoring Committee met on February 10, 2025 to evaluate the unblinded safety data, and they made the recommendation to continue the study as designed.

After completing the efficacy dose-finding portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b extension trial where all patients have stopped treatment with semaglutide (Wegovy®), but continue taking placebo, 3mg of enobosarm, or 6mg of enobosarm in a blinded fashion for 12 weeks. The Phase 2b extension clinical trial will evaluate whether enobosarm can maintain muscle and prevent the fat that generally occurs after discontinuing a GLP-1 RA. The topline results of the separate blinded Phase 2b extension clinical study are expected in the second quarter of calendar 2025. The Company plans to present the full clinical efficacy and safety data set for the Phase 2b QUALITY clinical study in future scientific conferences and publications after the Phase 2b extension portion of study is completed and unblinded. As the Phase 2b QUALITY study has positive topline clinical results, we are planning to move forward to request an end of Phase 2 meeting with the FDA.

We have previously met with the FDA to discuss our regulatory path forward as an improvement in body composition drug, and the FDA has provided general advice on Phase 3 design. Based on the Phase 2b QUALITY clinical trial, the proposed Phase 3 clinical trial design is currently expected to be a double-blind, placebo-controlled study in older (> 60 years of age), patients who have obesity or who are overweight and who are eligible for treatment with GLP-1 RA. The GLP-1 RA may be either WEGOVY (semaglutide) and/or Zepbound® (tirzepatide). Patients will be randomized to oral daily enobosarm or matching placebo. All subjects will start and receive GLP-1 RA during the study.

The proposed primary objective will be the effect of enobosarm on physical function measured by the Stair Climb Test. Proposed key secondary objectives will be to assess the effect of enobosarm on total lean mass, total body weight, total fat mass, bone mineral density, HOMA-IR, and hemoglobin A1c. The duration of treatment is expected to be 52 weeks which will allow us to also capture the longer-term benefits of enobosarm improvements on body composition for greater loss of adiposity and weight reduction.

Novel enobosarm modified release oral formulation

Veru is currently developing a novel, patentable, modified release formulation for enobosarm with multiple releases during the dosing period.  We anticipate the actual formulation, pharmacokinetic release profile(s), and method of manufacturing will be the subjects of future patents.  The drug product formulation is currently in animal trials and is anticipated to be available for a Phase 1 bioavailability clinical trial during the first half of 2025. The expectation is that the oral enobosarm modified release drug formulation will be utilized for the Phase 3 obesity clinical studies and for commercialization.

Atherosclerosis Inflammation Program

Atherosclerotic coronary artery disease (CAD) remains the leading cause of mortality worldwide. Inflammation and high cholesterol jointly contribute to atherosclerotic cardiovascular disease. It appears that the pathogenesis and progression of coronary artery disease, however, is largely driven by inflammation in response to atheromatous plaques containing cholesterol in the arterial wall. In fact, inflammation mediates all stages of atherosclerotic coronary vascular disease: plaque initiation, plaque progression, and plaque rupture and the resulting thrombotic complications. Even with cholesterol reduction therapies, there remains a major and largely untreated residual inflammatory risk. Using high sensitivity C-reactive protein (CRP) blood levels to assess the contribution of inflammation, a recent analysis of 31,245 patients receiving statin lipid lowering therapy showed that inflammation was a stronger predictor for risk of future major cardiovascular events and death than cholesterol by LDL-C. The realization that the combined use of aggressive lipid-lowering and inflammation-inhibiting therapies might be needed to further reduce atherosclerotic risk has sparked the search for anti-inflammatory medications that could lower the risk of atherosclerotic events in patients with CAD.

An old drug, colchicine, inhibits tubulin polymerization to disrupt microtubules resulting in broad anti-inflammatory activity. Recent randomized controlled trials assessing the role of low-dose colchicine to treat inflammation to reduce major adverse cardiovascular events (MACE), including COLCOT (Efficacy and Safety of Low-Dose colchicine after Myocardial Infarction), LoDoCo (Low-dose colchicine for secondary prevention of cardiovascular disease) and LoDoCo-2 (Colchicine in Patients with Chronic Coronary Disease) trials, had promising results demonstrating significant cardiovascular risk reduction. Colchicine lowered major adverse cardiovascular events by 31% among those with stable CAD and by 23% in patients following a recent myocardial infarction. This magnitude of benefit is greater than what has been observed in contemporary trials of lipid lowering medications including those with proprotein convertase subtilisin/kexin type 9 (PCSK-9) inhibitors.

To gain mechanistic insight, Vaidya et al. (2018) conducted a prospective open label single center clinical study to evaluate the effects of colchicine on modifying the atheromatous coronary artery plaques by coronary CT angiography (CCTA) imaging. Eighty patients who had recent acute coronary syndrome received either low dose colchicine plus optimal medical therapy or optimal medical therapy alone for 12 months. The primary endpoint was low attenuation plaque volume (LAPV), a marker of plaque instability on CCTA and a strong predictor of major adverse cardiovascular events. High sensitivity CRP blood levels, a biomarker of inflammation, was also measured.

The study results showed that colchicine + optimal medical therapy versus optimal medical therapy alone significantly reduced the primary endpoint of LAPV by -40.9% and high sensitivity CRP by -37.3%. (Vaidya 2018). This was an important milestone for the treatment of CAD as colchicine therapy was able to directly modify coronary arterial plaque independent of high dose statins that lower LDL. Further, because of the reduction of high sensitivity CRP, the improvements in plaque morphology were most likely driven by colchicine’s anti-inflammatory effects.

Data from these trials led the FDA in June 2023 to approve colchicine for reducing cardiovascular events in adults with established atherosclerotic cardiovascular disease (ASCVD), making colchicine the first anti-inflammatory drug with such an indication. Furthermore, the American College of Cardiology/American Heart Association, European Society of Cardiology as well as national guidelines in Canada and South America have endorsed the use of low-dose colchicine (0.5 mg/d orally) in patients with coronary artery disease, especially among those with uncontrolled risk factors or recurrent events despite optimal medical therapy.

Unfortunately, colchicine has well known serious safety concerns. Colchicine has high potential for drug-drug interactions as it is a substrate for CYP3A4 and P-glycoprotein. Consequently, commonly used cardiovascular drugs including almost all statins (HMG-CoA reductase inhibitors) may interact with colchicine resulting in erratic or higher blood levels of colchicine. Colchicine has a narrow therapeutic index and extreme care must be taken to avoid accidental overdoses, which may be fatal. Accordingly, patients receiving regular colchicine therapy require close clinical supervision. Common side effects are gastrointestinal symptoms (diarrhea, vomiting, and abdominal cramping) and myalgia. Blood dyscrasias which may be fatal, neurotoxicity, and rhabdomyolysis may also rarely occur (LODOCO FDA PI 2023).

Given the recent positive topline results from the Phase 2b QUALITY study evaluating enobosarm as a cardiometabolic agent that has the potential to preserve muscle and augment fat loss in overweight and obese patients receiving GLP-1 RA therapy for weight reduction, Veru has evolved its drug development strategy for sabizabulin and is exploring the possibility of the clinical development of sabizabulin, a novel oral broad anti-inflammatory agent, for the treatment of inflammation in atherosclerotic cardiovascular disease. The Company’s decision to explore this major cardiometabolic indication was based on the significant unmet medical need to treat inflammation in atherosclerotic cardiovascular disease, the large global market opportunity, current clinical and safety sabizabulin database of 266 patients, high probability of success of the drug’s mechanism of action which is similar to colchicine, and strong intellectual property position. Furthermore, we believe sabizabulin may be evaluated in a small Phase 2 dose finding proof of concept study (approximately 40 patients per arm) to assess the progression of coronary atherosclerosis in patients with stable CAD using as the primary endpoint coronary plaque volume and composition measured by coronary CT angiography imaging. More specifically, low attenuation plaque volume (LAPV) has been shown be an excellent predictor of cardiovascular events in the SCOT-HEART Trial (Scottish Computed Tomography of the HEART). It should be noted that the FDA has granted drug approvals from CAD atherosclerosis clinical studies using coronary or carotid artery imaging as a primary endpoint to support the indication for the treatment to slow the progression or promote regression of atherosclerotic disease (CRESTOR (rosuvastatin calcium) tablets package insert and NIASPAN® (niacin) extended release tablets package insert).

We believe there are compelling scientific evidence and rationale to evaluate sabizabulin as a treatment for the inflammation associated with atherosclerotic cardiovascular disease. Sabizabulin is an oral novel microtubule disruptor that targets the colchicine binding site of beta tubulin, and binds and crosslinks both the α and β tubulin subunits to inhibit tubulin polymerization and to induce depolymerization of microtubules at low nanomolar concentrations. Sabizabulin is more effective than colchicine in inhibiting tubulin polymerization. Sabizabulin is orally bioavailable with a 5-hour half-life. Sabizabulin is not a substrate for P-glycoprotein or CYP3A4. Overall preclinical data from in vitro and in vivo inflammation studies show that sabizabulin treatment suppressed all cytokines and chemokines tested which includes IL-1α, IL-1β, IL-6, IL-8, TNF-α, Interferon-γ, and IP-10 (CXCL-10). In Phase 2 and 3 pulmonary inflammation COVID-19 clinical studies, sabizabulin has demonstrated broad anti-inflammatory activity. The safety database consists of 266 dosed patients from the sabizabulin clinical development program comprised of the Phase 2 and Phase 3 studies in hospitalized COVID-19 patients for acute use (149 patients at 9 mg daily for ≤ 21 days), as well as data from the Phase 1b/2 and Phase 3 studies in prostate cancer for chronic use (117 patients treated at up to 32 mg daily for up to 3 years).

In summary, inflammation plays a significant role in the pathogenesis of atherosclerosis as evidenced by the data of preclinical studies and large epidemiological trials. The pathophysiological association between inflammation and atherosclerosis is very complex and many inflammatory mediators are involved. The most important inflammatory mediators of this association are the cytokines IL-1β and IL-6, Interferon-γ, and TNF-α. Randomized clinical studies and meta-analyses have shown that anti-inflammatory therapies can reduce the hazard of cardiovascular events. With the FDA’s 2023 approval of colchicine for reducing cardiovascular events in subjects with atherosclerotic cardiovascular disease, we believe a novel clinical pathway is now open to develop anti-inflammatory drugs as a secondary treatment in combination with lipid lowering statin drugs to prevent and treat atherosclerotic CAD.

Colchicine may be first-in-class and the first FDA approved treatment for this significant indication to treat atherosclerotic inflammation, but unfortunately colchicine has significant safety concerns that may limit its expected widespread use. Sabizabulin is a new molecular entity, small molecule that targets the colchicine binding site on β-tubulin. Like colchicine, sabizabulin inhibits microtubule polymerization and has demonstrated the ability to reduce the most important inflammatory mediators that play a role in the initiation and progression of atherosclerotic CAD. However, because sabizabulin has a different chemical structure than colchicine, it is not a substrate for CYP3A4 and P-glycoprotein potentially eliminating drug-drug interactions concerns associated with colchicine. In contrast to colchicine, sabizabulin has stable pharmacokinetics and low potential for drug-drug interactions; thus, sabizabulin may be administered potentially more safely as a secondary therapy in combination with statin therapy for the reduction of inflammation to slow the progression or promote regression of atherosclerotic cardiovascular disease.

The clinical development program that Veru has proposed is a Phase 2, double-blind, placebo-controlled, efficacy and safety study of oral sabizabulin to slow the progression or promote the regression of atherosclerosis in patients with stable coronary artery disease. Approximately 120 patients would be randomized in a blinded fashion to three treatment groups (approximately 40 patients/arm): sabizabulin 4.5mg twice a day, sabizabulin 1.5mg twice a day, and matching placebo. Patients would receive study drug for 12 months. The primary endpoint for the study will be percent change from baseline in low attenuation non-calcified plaque volume (LAPV) in the coronary arteries. Low attention plaque volume has been shown to be an excellent predictor of major adverse cardiovascular events in the SCOT-HEART Trial (Scottish Computed Tomography of the HEART). Key secondary endpoints will be percent change from baseline in non-calcified plaque volume in ischemic arteries, high sensitivity C-reactive protein (CRP) blood levels to assess the contribution of inflammation, and physical function as measured by 6-minute walk test. The key safety assessment will be the proportion of patients that experience a new or worsening cardiovascular event. If the Company decides to pursue the Phase 2 clinical study, the Company plans to partner with the Colorado Prevention Center, Aurora, Colorado and Lundquist Institute, Torrence, California. The Company anticipates spending through the first half of calendar 2026 approximately $2 million on the ASCVD program for chronic toxicology animal studies to support the ASCVD Phase 2 human clinical study in calendar 2026, subject to the availability of sufficient funding in excess of any funds we use for enobosarm for obesity or any other uses.

Veru had a pre-IND meeting with the FDA Division of Cardiology and Nephrology Center for Drug Evaluation and Research on December 26, 2024. The indication for discussion was the use of sabizabulin to slow progression or promote regression of atherosclerotic disease in patients with a history of coronary artery disease. The FDA agreed that there remains an unmet medical need based on disease pathophysiology and concurred with the general design of the small Phase 2 study using coronary CT angiography imaging as primary endpoint. The FDA also requested that the Company conduct chronic nonclinical toxicology animal studies to support the chronic use of sabizabulin for this indication. The chronic nonclinical toxicology studies are expected to be completed and a new IND for the proposed indication is planned to be submitted by the first half of calendar 2026. Veru currently has sufficient drug substance to supply the proposed Phase 2 clinical study.

FC2 Business Sale and Discontinued Operations

On December 30, 2024, the Company and The Female Health Company Limited entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company's FC2 female condom business ® (internal condom), including the stock of the Company’s U.K. and Malaysian operating subsidiaries. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024.

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement. The adjustments to the purchase price in the Purchase Agreement include a customary working capital adjustment in 90 days from closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale are expected to be $16.4 million, which is the purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, estimated purchase price adjustments of $0.1 million, and amounts allocated to the related Transition Services Agreement of $0.2 million, but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million. These net proceeds are subject to adjustment as set forth in the Purchase Agreement. The loss on sale of the FC2 business is $4.2 million, which is the difference between estimated net proceeds of $16.4 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million. In addition, due to the FC2 Business Sale, liabilities associated with the Residual Royalty Agreement, which totaled $9.9 million at September 30, 2024, were extinguished.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of December 31, 2024.

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

On September 29, 2023, the Company entered into an Amendment to the Asset Purchase Agreement providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock of ONCO (the “ONCO Preferred Stock”). The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023. The shares of ONCO Preferred Stock held by the Company were converted into 142,749 shares of common stock of ONCO (the “ONCO Common Stock”) on September 24, 2024, and the Company sold all 142,749 shares of ONCO Common Stock during the three months ended December 31, 2024 for net proceeds of $0.4 million.

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

Consolidated Operations:

Operating Expenses.  Conducting research and development is central to our metabolic diseases, oncology, and infectious disease programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $5.7 million and $1.7 million for the three months ended December 31, 2024 and 2023, respectively. The increase in expenses in the three months ended December 31, 2024 is due to the ongoing Phase 2b QUALITY clinical trial. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED December 31, 2024 COMPARED TO THREE MONTHS ENDED December 31, 2023

Research and development expenses increased to $5.7 million in the three months ended December 31, 2024 from $1.7 million in the same period in fiscal 2023. The increase is due to $4.3 million incurred related to the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss.

Selling, general and administrative expenses were $5.2 million in the three months ended December 31, 2024, which is a decrease from $6.7 million in the three months ended December 31, 2023. The decrease is due primarily to a decrease in corporate personnel costs, due to a decrease in share-based compensation expense and a decrease in headcount from 23 to 22, totaling $1.1 million. Additionally, in the prior year period, we incurred severance and other termination costs of $0.2 million, related to two employees in the Company's infectious disease program, which was suspended.

The Company recorded a gain on sale of ENTADFI assets of $0.7 in the three months ended December 31, 2024, a decrease from the gain of $0.9 million in the three months ended December 31, 2023. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. Refer to Note 15 to the financial statements included in this report for additional information.

The Company recorded a gain on extinguishment of debt of $8.6 million in the three months ended December 31, 2024, related to the termination of the Residual Royalty Agreement, in connection with the FC2 Business Sale. The gain is the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt of $12.8 million, which included an embedded derivative for the change of control provision at fair value of $4.7 million.

The loss associated with the change in fair value of equity securities for the three months ended December 31, 2024 was $0.3 million compared with $0.4 million for the three months ended December 31, 2023. This is due to the change in fair value of the shares of ONCO Preferred Stock or ONCO Common Stock. Refer to Note 4 to the financial statements included in this report for additional information.

The Company recorded net loss from discontinued operations, net of taxes, related to the FC2 business of $7.1 million for the three months ended December 31, 2024, which includes a loss on the sale of the FC2 business of $4.2 million, compared with $0.6 million for the three months ended December 31, 2023. The increase in the net loss from discontinued operations of $6.5 million is due primarily to the loss on the sale of the FC2 business as well as an increase in the loss from the change in fair value of derivative liabilities of $3.1 million, partially offset by an increase in gross profit of $0.4 million and a decrease in selling, general and administrative expenses of $0.5 million.

Liquidity and Sources of Capital

Liquidity

Our cash, cash equivalents, and restricted cash on hand at December 31, 2024 was $26.6 million, compared to $24.9 million at September 30, 2024. Restricted cash included in this balance is $0.4 million at December 31, 2024, for amounts held in escrow related to the FC2 Business Sale, compared to zero at September 30, 2024. At December 31, 2024, the Company had working capital of $22.0 million and stockholders’ equity of $26.6 million compared to working capital of $23.4 million and stockholders’ equity of $32.3 million as of September 30, 2024. The decrease in working capital of discontinued operations, related to the FC2 Business, of $6.1 million at September 30, 2024, was partially offset by an increase in cash, cash equivalents and restricted cash of $1.7 million and a decrease in accrued compensation of $3.0 million.

The Company is not profitable and has had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of the financial statements included in this report are insufficient for the Company to fund operating, investing and financing cash flow needs for the twelve months subsequent to the issuance date of the financial statements included in this report. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing transactions and/or other capital sources. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis. The Company’s future capital requirements will depend on many factors. See Part II, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” for a description of certain risks that will affect our future capital requirements.

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

Operating activities

Operating activities used cash of $11.3 million in the three months ended December 31, 2024. Cash used in operating activities included net loss of $8.9 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $1.1 million and changes in operating assets and liabilities resulting in a decrease of $3.5 million. Adjustments to net loss primarily consisted of $4.2 million for the loss on sale of the FC2 business, $3.1 million for the change in fair value of derivative liabilities, and $2.7 million of share-based compensation, partially offset by the gain on extinguishment of debt of $8.6 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $1.6 million, a decrease in accounts payable of $1.3 million and an increase in accounts receivable of $0.7 million.

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating cash flows of discontinued operations for the three months ended December 31, 2024 and 2023 are outflows of $0.3 million and inflows of $1.5 million, respectively.

Investing activities

Net cash provided by investing activities was $17.2 in the three months ended December 31, 2024, and consisted of net proceeds of $16.2 million from the sale of the FC2 business, proceeds of $0.7 million from the sale of ENTADFI assets, and proceeds of $0.4 million from the sale of equity securities.

The Company did not have cash flows from investing activities during the three months ended December 31, 2023.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total investing cash flows of discontinued operations for the three months ended December 31, 2024 are inflows of $16.2 million, which includes net proceeds from the sale of the FC2 business. There were no cash flows from investing activities of discontinued operations during the three months ended December 31, 2023.

Financing activities

Net cash used in financing activities in the three months ended December 31, 2024 was $4.2 million, and consisted of a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, which terminated the Residual Royalty Agreement and extinguished the related debt.

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

In connection with the closing of the FC2 Business Sale, on December 30, 2024, the Company made a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, and upon such payment, the Residual Royalty Agreement terminated in accordance with its terms. The Company recognized a gain on extinguishment of debt of $8.6 million for the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt, which included an embedded derivative for the change of control provision at fair value.

Excluding the change of control payment, the Company made total payments under the Residual Royalty Agreement of $0.3 million and $6.0 million during the three months ended December 31, 2024 and 2023, respectively. The Company is not required to make any additional payments under the Residual Royalty Agreement.

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

During the three months ended December 31, 2024, we did not sell any shares under the Lincoln Park Purchase Agreement. During the three months ended December 31, 2023, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through December 31, 2024, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

Open Market Sale Agreement with Jefferies LLC

On May 12, 2023, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 39,609,072 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). On August 19, 2024, the Company delivered notice to Jefferies to terminate the Jefferies Sales Agreement, which was effective on September 3, 2024. Pursuant to the terms of the Jefferies Sales Agreement, the Company could issue and sell, from time to time through or to Jefferies, shares of its common stock as set forth in the Jefferies Sales Agreement with an aggregate value of up to $75 million. As a result of the termination of the Jefferies Sales Agreement, the Company will not issue or sell any additional shares of common stock under the Jefferies Sales Agreement

During the three months ended December 31, 2023, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through the date the Jefferies Sales Agreement was terminated, we sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million.

Fair Value Measurements

As of September 30, 2024, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represented the fair value of the change of control provision in the Residual Royalty Agreement. During the three months ended December 31, 2024, the Residual Royalty Agreement was terminated and the embedded derivative was extinguished together with the debt. See Note 8 to the financial statements included in this report for additional information.

The fair values of these liabilities were estimated based on unobservable inputs (Level 3 measurement), which required highly subjective judgment and assumptions. The Company estimated the fair value of the embedded derivative within the Residual Royalty Agreement using a scenario-based method, whereby different scenarios are valued and probability weighted. The scenario-based valuation model incorporated transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. As a result, the use of different estimates or assumptions would have resulted in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 4 to the financial statements included in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. There have been no material changes to such exposures since September 30, 2024.

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

Risks Related to the Regulation and Commercialization of Our Products and Drug Candidates

●	We currently have no commercial revenue and may never generate revenue or become profitable.
●	We have limited experience in obtaining regulatory approval or emergency use authorization for a drug.
●	We could experience delays in our planned clinical trials.
●	Our clinical trials may be suspended or discontinued.
●

We could experience delays or unanticipated costs in connection with our planned clinical development program of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA.

●

We could experience delays or unanticipated costs in connection with our planned clinical development program of sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease if the FDA does not accept our trial design.

●

Interim, preliminary and topline data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	We may be subject to risks relating to collaboration with third parties.
●	We rely on contract research organizations (CROs) to conduct our research and development activities.
●	We rely on third party manufacturers for our drug candidates.
●	Changes in law could have a negative impact on the approval of our drug candidates.
●	We may fail or elect not to commercialize our drug candidates or our approved or authorized products.
●	We are subject to extensive and costly governmental regulation.
●	We could experience misconduct by our employees.
●	Coverage and reimbursement may not be available for our products.
●	We may not be able to gain and retain market acceptance for our drug candidates.
●	Our drug products may be subject to governmental pricing controls.
●	Third parties may obtain FDA regulatory exclusivity to our detriment.

Risks Related to Our Financial Position and Need for Capital

●	We have incurred net losses in recent fiscal years and expect to continue to incur losses for the foreseeable future.
●

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Risks Related to Our Business

●	We may experience competition, especially for enobosarm as a treatment for metabolic diseases, if approved.
●	An inability to identify or complete future acquisitions could adversely affect our future growth.
●	We may experience difficulties in integrating strategic acquisitions.
●	We may be subject to claims or investigations relating to The Pill Club’s business practices with respect to sales of FC2.
●	It is unlikely that we will collect any amount of our accounts receivable with The Pill Club.
●	We are subject to significant payment obligations pursuant to the resolution of a dispute with a supplier.
●	Uncertainty and adverse changes in the general economic conditions may negatively affect our business.
●	Material adverse or unforeseen legal judgments, fines, penalties, or settlements could have an adverse impact on our profits and cash flows.
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

●	Our effective tax rate may be negatively impacted if we are unable to realize deferred tax assets or by future changes to tax laws in jurisdictions in which we operate.

●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	There are risks and uncertainties associated with the sale of the FC2 business.

Risks Relating to Our Intellectual Property

●	We may be unable to protect the proprietary nature of the intellectual property covering our products.
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

●	There are provisions in our charter documents and Wisconsin law that might prevent or delay a change in control of our company.
●	The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.
●	A substantial number of shares may be sold in the market, which may depress the market price for our common stock.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our shareholders’ sole source of gain.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report and our other SEC filings, in considering our business and prospects. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks occurs, our business, financial condition, results of operations or prospects could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Risks Related to the Regulation and Commercialization of Our Products and Drug Candidates

We currently have no commercial revenue and may never generate revenue or become profitable.

After the completion of the FC2 Business Sale on December 30, 2024, we do not currently have any source of revenue. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, our product candidates that we may develop, in-license or acquire in the future.

Even if we are able to successfully achieve regulatory approval for any of our product candidates, we do not know what the reimbursement status of our product candidates will be or when any of these products will generate revenue for us, if at all. We do not expect to generate any revenue from our product candidates for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. The amount of future losses is uncertain and will depend, in part, on the rate of growth of our expenses.

Our ability to generate revenue from our product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete development activities, including any remaining preclinical studies and ongoing and planned clinical trials for our product candidates;
●	complete and submit NDAs to the FDA and any applicable applications to foreign regulatory authorities, and obtain regulatory approval for indications for which there is a commercial market;
●	manufacture any approved products in commercial quantities and on commercially reasonable terms;
●	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;
●	achieve acceptance among patients, clinicians, and advocacy groups for any products we develop;
●	obtain coverage and adequate reimbursement from third parties, including government payors; and
●	set a commercially viable price and obtain reasonable price increases over time for any products for which we may receive approval.

We are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the processes described above, we anticipate incurring significant costs associated with commercializing our product candidates.

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
●

imposition of a clinical hold because of safety or efficacy concerns by the FDA, a data safety monitoring board (DSMB) or independent data monitoring committee (IDMC), a clinical trial site’s independent institutional review board (IRB) or us;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in obtaining required IRB approval at each site;
●	delays in identifying, recruiting and training suitable clinical investigators;
●	delays in recruiting suitable patients to participate in a trial;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical sites dropping out of a trial to the detriment of enrollment;
●	time required to add new sites;
●	delays in obtaining sufficient supplies of clinical trial materials, including suitable active pharmaceutical ingredients;
●	delays resulting from negative or equivocal findings of a DSMB or IDMC for a trial; or
●	delays resulting from shutdowns or quarantines or staffing shortages relating to a pandemic or other reasons.

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

We could experience delays or unanticipated costs in connection with our planned clinical development program of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight older patients receiving a GLP-1 RA.

Our future prospects are substantially dependent on our ability to successfully advance the development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA.  We are currently conducting a Phase 2b multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. On January 27, 2025, we announced topline results from the Phase 2b clinical study, while complete unblinded safety data and topline data from a Phase 2b extension study are expected in the second quarter of calendar 2025. Any delays of or unanticipated changes to the planned Phase 2b extension study may increase our costs, slow down our product development and approval process and jeopardize our ability to develop enobosarm for and ultimately generate revenue from enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, which may cause a change in our development strategy. We will also need to raise additional capital to conduct a Phase 3 trial of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA, which may not be available when needed or on terms acceptable to us, and if the FDA does not accept our planned Phase 3 trial design, the costs of the Phase 3 trial may exceed our expectations. As a result, we may be forced to abandon our development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. There can be no assurances that the FDA will accept our proposed Phase 3 trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for any application.

We could experience delays or unanticipated costs in connection with our planned clinical development program of sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease if the FDA does not accept our trial design.

We intend to submit an IND for sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease in the first quarter of calendar 2026. Subject to receiving clearance of our IND, we plan to conduct a Phase 2, double-blind, placebo-controlled, efficacy and safety study of oral sabizabulin to treat inflammation to slow the progression or promote the regression of atherosclerosis in patients with stable coronary artery disease. Upon the review of our IND and clinical trial design, the FDA may require that we conduct preclinical studies or additional or earlier clinical trials or that we conduct larger and more expensive clinical trials than the planned Phase 2 clinical trial we have described in this report. The FDA may also disagree with the indication we have proposed and require us to more clearly define or otherwise alter the condition we are seeking to treat. Any delays of or unanticipated changes to the planned Phase 2 clinical trial may increase our costs, slow down our product development and approval process and jeopardize our ability to develop sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease. As we have prioritized our clinical programs to focus on enobosarm for obesity, the clinical development of sabizabulin to treat inflammation associated with atherosclerotic disease is subject to the availability of sufficient funding in excess of any funds we use for enobosarm for obesity or other uses. As a result, we may be forced to abandon our development of sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease. There can be no assurances that the FDA will accept our proposed trial design, that we will be able to cost-effectively continue development of sabizabulin, or that sabizabulin will receive FDA approval or be commercialized, for any application.

Interim, preliminary and topline data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including our announcement on January 27, 2025, of topline results from our Phase 2b clinical study topline data from our clinical trial of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA. These interim updates are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, preliminary or topline data we previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim, preliminary and topline data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim, preliminary or topline data and final data could significantly harm our business and prospects. Further, additional disclosure of interim, preliminary or topline data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

We do not have the resources to independently conduct research and development activities. Therefore, we intend to and do rely on CROs to conduct research and development activities for our drug candidates and for the execution of our clinical studies. Although we will control only certain aspects of our CROs' activities, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We cannot be sure that the CROs will conduct the research properly in a timely manner or on a cost-effective basis, or that the results will be reproducible. We and our CROs are required to comply with the FDA's current Good Clinical Practices (cGCPs), which are regulations and guidelines enforced by the FDA for all of our drug products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable or invalid and the FDA may require us to perform additional clinical trials before approving our drug candidates. In addition, to evaluate the safety and effectiveness compared to placebo of our drug candidates to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

In addition, regulatory requirements could pose barriers to the manufacture of our drug candidates. Third-party manufacturers are required to comply with the FDA’s current Good Manufacturing Practices (cGMPs). As a result, the facilities used by any manufacturers of our drug candidates must maintain a compliance status acceptable to the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party contract manufacturing organization (CMO). Our third-party manufacturers will be required to produce our drug candidates under FDA cGMPs in order to meet acceptable standards. Our third-party manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to gain approval for or commercialize our drug candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts and criminal prosecutions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Finally, we also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over our products or otherwise do not satisfactorily perform according to the terms of their agreements with us.

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

The FDA has established regulations, guidelines and policies to govern the drug development and approval process, as have foreign regulatory authorities. Any change in regulatory requirements resulting from the adoption of new legislation, regulations or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols or clinical trial applications or the need for new ones, may significantly and adversely affect the cost, timing and completion of the clinical trials for our drug candidates. In addition, the FDA’s policies may change and additional government regulations may be issued that could prevent, limit or delay regulatory approval of our drug candidates, or impose more stringent product labeling and post-marketing testing and other requirements. The political environment in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. While it is not possible to predict whether and when any such changes will occur, specific proposals that have been discussed or implemented which could have a material impact on us include, but are not limited to, potential changes to the Affordable Care Act (ACA), recently issued regulations offering employers religious and moral exemptions from the ACA’s requirement to provide insurance covering birth control, and the enactment of the 21st Century Cures Act. If we are slow or unable to adapt to any such changes, our business, prospects and ability to achieve or sustain profitability would be adversely affected.

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

Our drug candidates are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Federal Trade Commission, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products and medical devices under various regulatory provisions. The Office of Prescription Drug Promotion (OPDP) division of the FDA also regulates the advertising, marketing, and promotion of the Company’s products. Many states and local governments require distribution licenses or similar authorizations to sell products in their jurisdictions. Any of our products that are tested or marketed outside the U.S. are also subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made by drug manufacturers to health care practitioners. Some states, such as California, Connecticut, Massachusetts and Nevada, mandate implementation of corporate compliance programs, while other state laws prohibit, or require tracking and reporting of, certain gifts, compensation and other remuneration to physicians and other health care practitioners.

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

Market acceptance and sales for our drug candidates will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. We cannot be sure that coverage and reimbursement will be available for our drug candidates, if approved. We also cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our drug candidates.

We may not be able to gain and retain market acceptance for our drug candidates.

Physicians may not prescribe our drug candidates, if approved by the appropriate regulatory authorities for marketing and sale, which would prevent any such drug candidate from generating revenue. Market acceptance of our drug candidates by physicians, patients and payors, will depend on a number of factors, many of which are beyond our control, including the following:

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

We may not receive any additional payments from ONCO in connection with the sale of our ENTADFI assets.

In April 2023, we sold our ENTADFI assets to ONCO and on September 29, 2023, we entered into an amendment to the Asset Purchase Agreement which provided that the promissory note for the $4 million installment of the purchase price due September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to us of the sum of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to us by October 3, 2023 of 3,000 shares of ONCO Preferred Stock. The shares of ONCO Preferred Stock held by the Company were converted into 142,749 shares of ONCO Common Stock on September 24, 2024, and during the three months ended December 31, 2024, the Company sold all 142,749 shares of ONCO Common Stock for net proceeds of $0.4 million. Under the Asset Purchase Agreement, ONCO was obligated to pay an additional $10 million in installments in our fiscal year 2024 pursuant to the ONCO Promissory Notes, plus up to an additional $80 million in milestone payments based on ONCO’s net sales from ENTADFI business after closing.

There is uncertainty as to whether and when we will receive any future installment payments of purchase price under the ONCO Promissory Notes or sales milestone payments under the Asset Purchase Agreement, and there is a risk of a future default by ONCO in performing its payment obligations, and we do not have a security interest in any of ONCO's assets and accordingly would be an unsecured creditor in the event that ONCO defaulted. We received payment of $1.0 million on September 29, 2023 and total payments of $0.3 million during the year ended September 30, 2024 from ONCO pursuant to the ONCO Promissory Notes. We have entered into the Forbearance Agreement with ONCO, relating to certain defaults under the ONCO Promissory Notes, which includes a forbearance period as to the April 2024 Promissory Note that ends on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement) and an extension of the due date of the September 2024 Promissory Note to June 30, 2025.  ONCO is required to make certain Required Payments towards the outstanding balance of the ONCO Promissory Notes during such periods. There can be no assurance as to (1) whether and when we will receive any payments pursuant to the terms of the Forbearance Agreement or otherwise under the ONCO Promissory Notes or any sales milestone payments under the Asset Purchase Agreement, and (2) the extent of the risk of a future default by ONCO in performing its payment or other obligations under the Forbearance Agreement and the ONCO Promissory Notes. If ONCO fails to pay the outstanding ONCO Promissory Notes when due or an event of default under the ONCO Promissory Notes or the Forbearance Agreement otherwise occurs, we may, among other things, declare the full amount outstanding to be due and sue to collect the ONCO Promissory Notes, which actions may force ONCO into bankruptcy. There can be no assurance as to whether we would be able to collect any amounts due under the ONCO Promissory Notes if ONCO files for bankruptcy.

Risks Related to Our Business

We may experience competition, especially for enobosarm as a treatment for metabolic diseases, if approved.

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

The Pill Club was one of the largest customers of our FC2 business, accounting for 44% of our net revenues in fiscal 2022 and 43% of our net revenues in fiscal 2021. On February 7, 2023, the California Attorney General announced a settlement with The Pill Club over a number of alleged improper actions by The Pill Club, including alleged overbilling for FC2. Although we were not involved in the business practices that were the subject of the California Attorney General’s allegations, it is possible that the California Attorney General or another governmental authority may investigate or assert claims against us in connection with The Pill Club’s practices with respect to sales of FC2. Any such claims or investigations could have a material adverse effect on our reputation, business, results of operations and financial condition. Any such claims or investigations, regardless of the outcome, would be costly and time-consuming.

It is unlikely that we will collect any amount of our accounts receivable with The Pill Club.

We have a concentration of accounts receivable at The Pill Club, with $3.9 million of accounts receivable as of December 31, 2024. On April 18, 2023, The Pill Club filed for Chapter 11 bankruptcy and its assets were sold in June 2023 to satisfy a secured creditor. After the FC2 Business Sale, we retained our claims against The Pill Club for these receivables that have been filed with The Pill Club bankruptcy estate and we will continue to pursue payment for as much of the receivables as possible but based on the amount of the claims of other unsecured creditors and the limited assets remaining in The Pill Club bankruptcy estate it is unlikely that we will recover any of these receivables. We recorded in fiscal 2023 and maintain as of December 31, 2024 an allowance for credit losses of $3.9 million due to The Pill Club’s Chapter 11 bankruptcy filing in April 2023.

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

If general economic conditions, including continued or worsening inflation or supply chain challenges, recessionary pressures, rising interest rates, labor shortages, and rising unemployment, in the U.S. and other global markets in which we operate decline, or if consumers fear that economic conditions will decline, consumers may reduce expenditures for products such as our potential products. Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, supply chain problems, inflation, political instability, declining consumer confidence, a pandemic, unemployment, fluctuations in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our potential drug candidates.

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

There are risks and uncertainties associated with the sale of the FC2 Business.

On December 30, 2024, we sold the FC2 Business to Clear Future, Inc. (the “Purchaser”), for aggregate consideration of $18.0 million, less specified deductions and subject to a customary working capital adjustment. We estimate that the proceeds to us after deducting a change of control payment due to SWK Funding LLC (“SWK”) pursuant to the Residual Royalty Agreement, dated as of March 5, 2018 (the “Royalty Agreement”), between the Company and SWK, together with other customary transaction fees for a transaction of this type, is approximately $12.5 million, subject to adjustment as set forth in the Purchase Agreement.  As a result of the adjustment provisions in the Purchase Agreement, we could receive proceeds that are less than we anticipate.

The sale of the FC2 Business required us to separate and allocate specific assets to the business, including some shared assets. We could face disputes with the Purchaser regarding whether or not certain assets were included in the sale. Moreover, we agreed, for a period of time after the sale pursuant to a Transition Services Agreement, to continue to perform certain services that we historically performed for the FC2 Business, and we also undertook other customary obligations associated with a disposition of a business by means of asset sale.  The attention of our management may be directed toward closing or post-closing matters relating to the sale of the FC2 Business, including the services required by the Transition Services Agreement, and their focus may be diverted from the day-to-day business operations of our company.

We have also agreed to indemnify the Purchaser against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the Purchase Agreement and related documents. Any event that results in a right for the Purchaser to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations.

We incurred significant legal, accounting and financial advisory fees negotiating and consummating the sale of the FC2 Business, and we may incur additional fees to resolve any dispute that may arise over the terms of the transaction or the parties’ compliance with their obligations under the transaction agreements. Although the Purchaser agreed to assume certain liabilities associated with the FC2 Business, it did not assume all such liabilities, which could lead to a dispute. Any disputes related to the sale of the FC2 Business could divert the attention of our management or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

As of January 16, 2025, our executive officers and directors collectively beneficially owned approximately 14.9% of the outstanding shares of our common stock, including approximately 6.6% beneficially owned by Mitchell Steiner, M.D., our Chairman, President and Chief Executive Officer, and 6.2% beneficially owned by Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.  In order to effect a reverse stock split, we would need to hold a special meeting of our shareholders to approve an amendment to our articles of incorporation, which would require the affirmative vote of the holders of at least two-thirds of our outstanding common stock, and we may not be successful in obtaining such shareholder approval.  In addition, even if our shareholders approve a reverse stock split and the reverse stock split is effected, there can be no assurance that we will continue to meet Nasdaq's continued listing requirements. If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

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

2.2	Amendment to Asset Purchase Agreement, dated as of September 29, 2023, between the Company and Onconetix, Inc. (formerly known as Blue Water Vaccines Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on October 2, 2023).

2.3	Stock and Asset Purchase Agreement, dated as of December 30, 2024, among Veru Inc., The Female Health Company Limited and Clear Future, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on January 3, 2025).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration Statement (File No. 333-89273) filed with the SEC on October 19, 1999).

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

3.10	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.10).

10.1	Waiver and Amendment No. 1 to Forbearance Agreement, dated as of November 26, 2024, between the Company and Onconetix, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). *, **

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 13, 2025

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: February 13, 2025

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer