Form 10-Q
period 2025-03-31
VERU INC.
filed 2025-05-08
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 146,583,920 shares of $0.01 par value common stock outstanding.

VERU INC.

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential development or commercialization of enobosarm initially as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a glucagon-like peptide-1 receptor agonist (“GLP-1 RA”) who are at-risk for developing muscle weakness and sabizabulin to treat cardiovascular atherosclerotic disease to reduce major cardiovascular events, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of litigation and other contingencies, financial condition, results of operations, liquidity, cost savings, our ability to continue as a going concern, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, our intellectual property strategy and whether any products may be patented, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●

potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies, and the risk that such results will not support marketing approval or commercialization in the United States or in any foreign country;

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

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2025	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$20,018,392	$24,916,285
Prepaid expenses and other current assets	1,359,372	1,547,928
Current assets of discontinued operations	—	8,759,011
Total current assets	21,377,764	35,223,224
Property and equipment, net	422,712	481,372
Operating lease right-of-use assets	3,002,939	3,250,623
Goodwill	6,878,932	6,878,932
Other assets	989,596	989,596
Long-term assets of discontinued operations	—	13,595,025
Total assets	$32,671,943	$60,418,772

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,205,474	$2,259,668
Accrued research and development costs	196,918	120,448
Accrued compensation	1,986,800	4,494,278
Accrued expenses and other current liabilities	482,177	549,237
Residual royalty agreement liability, short-term portion	—	1,025,837
Operating lease liability, short-term portion	747,951	736,970
Current liabilities of discontinued operations	—	2,681,530
Total current liabilities	5,619,320	11,867,968
Residual royalty agreement liability, long-term portion	—	8,850,792
Operating lease liability, long-term portion	2,640,965	2,905,309
Other liabilities	3,364,425	4,461,920
Long-term liabilities of discontinued operations	—	16,071
Total liabilities	11,624,710	28,102,060

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at March 31, 2025 and September 30, 2024	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 148,767,624 and 148,567,624 shares issued and 146,583,920 and 146,383,920 shares outstanding at March 31, 2025 and September 30, 2024, respectively	1,487,676	1,485,676
Additional paid-in-capital	338,782,763	333,788,795
Accumulated other comprehensive loss	—	(581,519)
Accumulated deficit	(311,416,601)	(294,569,635)
Treasury stock, 2,183,704 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	21,047,233	32,316,712
Total liabilities and stockholders' equity	$32,671,943	$60,418,772

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,932,102	$2,985,118	$9,648,932	$4,643,693
Selling, general and administrative	5,164,433	5,903,673	10,391,546	12,555,296
Total operating expenses	9,096,535	8,888,791	20,040,478	17,198,989

Gain on sale of ENTADFI® assets	974,303	—	1,669,519	918,372

Operating loss from continuing operations	(8,122,232)	(8,888,791)	(18,370,959)	(16,280,617)

Non-operating income (expenses):
Gain on extinguishment of debt	—	—	8,624,778	—
Change in fair value of equity securities	—	(192,030)	(349,078)	(571,928)
Other income, net	269,839	377,722	432,963	482,064
Total non-operating income (expenses)	269,839	185,692	8,708,663	(89,864)

Net loss from continuing operations	(7,852,393)	(8,703,099)	(9,662,296)	(16,370,481)
Net loss from discontinued operations, net of taxes	(49,226)	(1,322,849)	(7,184,670)	(1,931,448)
Net loss	$(7,901,619)	$(10,025,948)	$(16,846,966)	$(18,301,929)

Net loss from continuing operations per basic and diluted common shares outstanding	$(0.05)	$(0.06)	$(0.07)	$(0.13)
Net loss from discontinued operations per basic and diluted common shares outstanding	$(0.00)	$(0.01)	$(0.05)	$(0.02)
Net loss per basic and diluted common shares outstanding	$(0.05)	$(0.07)	$(0.12)	$(0.15)

Basic and diluted weighted average common shares outstanding	146,386,142	146,381,186	146,385,019	123,366,486

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2024	148,567,624	$1,485,676	$333,788,795	$(581,519)	$(294,569,635)	$(7,806,605)	$32,316,712
Share-based compensation	—	—	2,674,105	—	—	—	2,674,105
Release of cumulative foreign currency translation adjustment to discontinued operations	—	—	—	581,519	—	—	581,519
Net loss	—	—	—	—	(8,945,347)	—	(8,945,347)
Balance at December 31, 2024	148,567,624	1,485,676	336,462,900	—	(303,514,982)	(7,806,605)	26,626,989
Share-based compensation	—	—	2,223,843	—	—	—	2,223,843
Shares issued for consulting services	200,000	2,000	96,020	—	—	—	98,020
Net loss	—	—	—	—	(7,901,619)	—	(7,901,619)
Balance at March 31, 2025	148,767,624	$1,487,676	$338,782,763	$—	$(311,416,601)	$(7,806,605)	$21,047,233

Balance at September 30, 2023	93,966,402	$939,664	$283,894,830	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161
Share-based compensation	—	—	3,406,949	—	—	—	3,406,949
Issuance of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	90,156	902	65,649	—	—	—	66,551
Shares issued in connection with common stock purchase agreement	1,800,000	18,000	1,643,490	—	—	—	1,661,490
Amortization of deferred costs	—	—	(164,313)	—	—	—	(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	52,708,332	527,083	34,702,332	—	—	—	35,229,415
Net loss	—	—	—	—	(8,275,981)	—	(8,275,981)
Balance at December 31, 2023	148,564,890	1,485,649	323,548,937	(581,519)	(265,044,190)	(7,806,605)	51,602,272
Share-based compensation	—	—	3,634,171	—	—	—	3,634,171
Costs of shares issued in connection with public offering of common stock	—	—	(851)	—	—	—	(851)
Net loss	—	—	—	—	(10,025,948)	—	(10,025,948)
Balance at March 31, 2024	148,564,890	$1,485,649	$327,182,257	$(581,519)	$(275,070,138)	$(7,806,605)	$45,209,644

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(16,846,966)	$(18,301,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,201	137,929
Noncash change in right-of-use assets	324,529	385,056
Noncash interest expense, net of interest paid	(168,556)	10,125
Gain on extinguishment of debt	(8,624,778)	—
Loss on sale of FC2 business	4,244,251	—
Gain on sale of ENTADFI® assets	(1,669,519)	(918,372)
Share-based compensation	4,897,948	7,041,120
Deferred income taxes	(1,915)	71,492
Change in fair value of derivative liabilities	3,138,316	(19,000)
Change in fair value of equity securities	349,078	571,928
Provision for obsolete inventory	—	778,999
Other	(57,915)	27,215
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(657,253)	1,721,177
Decrease in inventories	863,928	1,113,453
Increase in prepaid expenses and other assets	(341,922)	(677,258)
Decrease in accounts payable	(1,673,105)	(5,480,787)
(Decrease) increase in accrued expenses and other liabilities	(2,586,373)	2,233,279
Decrease in operating lease liabilities	(353,399)	(364,857)
Net cash used in operating activities	(19,069,450)	(11,670,430)

INVESTING ACTIVITIES
Proceeds from sale of FC2 business, net of costs	16,331,515	—
Cash proceeds from sale of ENTADFI® assets	1,669,519	—
Proceeds from sale of equity securities	393,217	—
Capital expenditures	(1,083)	(40,656)
Net cash provided by (used in) investing activities	18,393,168	(40,656)

FINANCING ACTIVITIES
Payment on extinguishment of residual royalty agreement liabilities	(4,221,611)	—
Proceeds from sale of shares under common stock purchase agreement	—	1,661,490
Proceeds from sale of shares in public offering, net of commissions and costs	—	35,228,564
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions	—	66,551
Installment payments on premium finance agreement	—	(132,975)
Net cash (used in) provided by financing activities	(4,221,611)	36,823,630

Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,897,893)	25,112,544
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	24,916,285	9,625,494
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$20,018,392	$34,738,038

Supplemental disclosure of cash flow information:
Cash paid for interest	$332,826	$300,142
Schedule of non-cash investing and financing activities:
Equity securities received for sale of ENTADFI® assets	$—	$918,372
Amortization of deferred costs related to common stock purchase agreement	$—	$164,313

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The accompanying condensed consolidated balance sheet as of September 30, 2024 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2025.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and The Female Health Company Limited; and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited and Veru Biopharma Europe Limited. The Female Health Company Limited sold the stock of its wholly owned subsidiary, The Female Health Company (UK) plc effective December 30, 2024, as part of the FC2 Business Sale (see Note 3 for additional information). The Female Health Company (UK) plc and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”) are included in the consolidated financial statements through December 30, 2024. Veru International Holdco Inc.’s wholly owned subsidiary, Veru Biopharma Netherlands B.V. was dissolved during the quarter ended December 31, 2024 and is included in the consolidated financial statements through the date of dissolution. Veru Biopharma Netherlands B.V. did not have a material impact on the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program includes enobosarm, a selective androgen receptor modulator, to improve body composition by augmenting fat loss and preventing muscle loss and physical function decline, in older patients receiving weight reduction drugs, and sabizabulin, a microtubule disruptor, which is being developed as a broad anti-inflammatory agent to reduce inflammation to slow the progression or promote the regression of atherosclerotic cardiovascular disease. The Company had the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company sold the FC2 business on December 30, 2024. See Note 3 for additional information. The Company also had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during the six months ended March 31, 2025 and the three and six months ended March 31, 2024 were derived from sales of FC2 and are included within discontinued operations. The Company had no net revenues during the three months ended  March 31, 2025.

Reclassifications: Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. The reclassifications had no effect on the results of operations or financial position for any period presented.

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and six months ended March 31, 2025 and 2024, comprehensive loss is equivalent to the reported net loss.

Recent accounting pronouncements not yet adopted: In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s annual periods for the fiscal year ending  September 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, deprecation, and selling expenses) included in certain expense captions presented on the face of the statement of operations. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for the Company's annual reporting periods beginning with the fiscal year ending  September 30, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

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

Note 3 – Discontinued Operations

On December 30, 2024, the Company and The Female Health Company Limited (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company's FC2 business, including the stock of The Female Health Company (UK) plc and the Malaysia subsidiary. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters. The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud.

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement. The adjustments to the purchase price in the Purchase Agreement include a customary working capital adjustment in 90 days from closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale are expected to be $16.3 million, which is the $18.0 million purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, estimated purchase price adjustments of $0.1 million, and amounts allocated to the related transition services agreement of $0.2 million but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million (see Note 8 for additional information). These net proceeds are subject to adjustment as set forth in the Purchase Agreement. The loss on sale of the FC2 business is $4.2 million, which is the difference between estimated net proceeds of $16.3 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million.

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

Pursuant to the terms of the Purchase Agreement, the Company, the Purchaser, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which the Purchaser deposited $0.4 million of the aggregate purchase price of the FC2 Business Sale into an escrow account established with the escrow agent for the following purposes: (1) $0.3 million, from which any adjustment amount requiring payment from the Company to the Purchaser may be recovered upon final determination of such adjustments pursuant to the Purchase Agreement and (2) $0.1 million for certain indemnity obligations, if any, that arise under the Purchase Agreement, to be held for 18 months from the closing date to the extent not subject to a pending indemnity claim. The amounts held in escrow of $0.4 million as of  March 31, 2025 are classified as restricted cash and included within cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheet.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of March 31, 2025.

The following table presents results of discontinued operations for the three and six months ended March 31, 2025 and 2024. Amounts included in discontinued operations during the three months ended  March 31, 2025 represent changes in estimates.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net revenues	$—	$4,135,301	$4,484,591	$6,276,027

Cost of sales	—	3,457,002	2,900,514	4,447,276

Gross profit	—	678,299	1,584,077	1,828,751

Operating expenses:
Selling, general and administrative	9,410	1,678,340	1,111,397	3,319,623
Total operating expenses	9,410	1,678,340	1,111,397	3,319,623

Loss on sale of FC2 business	(39,816)	—	(4,244,251)	—

Operating loss	(49,226)	(1,000,041)	(3,771,571)	(1,490,872)

Non-operating expenses:
Interest expense	—	(145,310)	(164,270)	(310,267)
Change in fair value of derivative liabilities	—	21,000	(3,138,316)	19,000
Other expense, net	—	(16,496)	(31,960)	(39,746)
Total non-operating expenses	—	(140,806)	(3,334,546)	(331,013)

Loss before income taxes	(49,226)	(1,140,847)	(7,106,117)	(1,821,885)

Income tax expense	—	182,002	78,553	109,563

Net loss from discontinued operations, net of taxes	$(49,226)	$(1,322,849)	$(7,184,670)	$(1,931,448)

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating and investing cash flows, which includes net proceeds from the sale of FC2, from discontinued operations for the six months ended March 31, 2025 and 2024 are comprised of the following:

	Six Months Ended
	March 31,
	2025	2024

Total net cash (used in) provided by operating activities from discontinued operations	$(334,864)	$2,822,563
Total net cash provided by investing activities from discontinued operations	$16,330,432	$(41,272)

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

As September 30, 2024, the Company’s financial liability measured at fair value on a recurring basis, which consisted of an embedded derivative, was classified within Level 3 of the fair value hierarchy. The liability associated with embedded derivatives represented the fair value of the change of control provision in the Residual Royalty Agreement. During the six months ended March 31, 2025, the Residual Royalty Agreement was terminated and the embedded derivative was extinguished together with the debt. See Note 8 for additional information.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2025 and 2024:

	Six Months Ended
	March 31,
	2025	2024

Beginning balance	$1,570,000	$1,331,000
Change in fair value of derivative liabilities	3,138,316	(19,000)
Extinguishments	(4,708,316)	—
Ending balance	$—	$1,312,000

The gain or loss associated with the change in fair value of the embedded derivatives is included within net loss from discontinued operations on the accompanying unaudited condensed consolidated statements of operations. It is included in discontinued operations because the related debt was required to be repaid as a result of the FC2 Business Sale.

There is no current observable market for these types of derivatives. The Company estimated the fair value of the embedded derivative within the Residual Royalty Agreement by using a scenario-based method, whereby different scenarios were valued and probability weighted. The scenario-based valuation model incorporated transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. A significant increase in projected FC2 revenues or a significant increase in the probability or acceleration of the timing of a change of control event, in isolation, would have resulted in a significantly higher fair value measurement of the liability associated with the embedded derivative. On December 30, 2024, upon the FC2 Business Sale, the Company adjusted the fair value of the embedded derivative to the estimated fair value on that date and included the fair value of the embedded derivative in the carrying amount of debt, used to determine the gain on extinguishment of debt.

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

The Company also had an investment in equity securities consisting of 142,749 shares of common stock of ONCO (the “ONCO Common Stock”), which were sold during the quarter ended December 31, 2024 for net proceeds of $0.4 million. The value of the ONCO Common Stock was $0.7 million as of September 30, 2024, which was included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet. The Company recognized a loss from the change in fair value of equity securities of $0.3 million during the six months ended March 31, 2025 and recognized losses from the change in fair value of equity securities of $0.2 million and $0.6 million during the three and six months ended March 31, 2024, respectively.

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

Property and equipment consisted of the following at March 31, 2025 and September 30, 2024:

	Estimated	March 31,	September 30,
	Useful Life (in years)	2025	2024
Property and equipment:
Office equipment, furniture and fixtures	3 - 7	765,911	765,911
Leasehold improvements	8	199,532	199,532
Total property and equipment		965,443	965,443
Less: accumulated depreciation and amortization		(542,731)	(484,071)
Property and equipment, net		$422,712	$481,372

Depreciation expense was approximately $29,000 and $32,000 for the three months ended March 31, 2025 and 2024, respectively, and approximately $59,000 and $64,000 for the six months ended March 31, 2025 and 2024, respectively.

Note 7 – Goodwill

The carrying amount of goodwill at March 31, 2025 and September 30, 2024 was $6.9 million. There was no change in the balance during the six months ended March 31, 2025 and 2024.

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

At March 31, 2025 and September 30, 2024, the Residual Royalty Agreement liability consisted of the following:

	March 31,	September 30,
	2025	2024

Residual royalty agreement liability, fair value at inception	$346,000	$346,000
Add: accretion of liability using effective interest rate	13,149,689	12,985,419
Less: cumulative payments	(5,357,616)	(5,024,790)
Less: extinguishments	(8,138,073)	—
Residual royalty agreement liability, excluding embedded derivative liability	—	8,306,629
Add: embedded derivative liability at fair value (see Note 4)	—	1,570,000
Total residual royalty agreement liability	—	9,876,629
Residual royalty agreement liability, short-term portion	—	(1,025,837)
Residual royalty agreement liability, long-term portion	$—	$8,850,792

Premium Finance Agreement

On November 1, 2022, the Company entered into a Premium Finance Agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing is payable in eleven monthly installments of principal and interest, beginning on December 1, 2022. The balance of the insurance premium liability was $0.1 million as of September 30, 2023. The last payment was made in October 2023 and there is no balance outstanding as of March 31, 2025 or September 30, 2024.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at March 31, 2025 and September 30, 2024. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at March 31, 2025 and September 30, 2024, and there was no activity during the three and six months ended March 31, 2025 and 2024.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of March 31, 2025, $109.0 million remains available under that shelf registration statement.

Common Stock

In March 2025, the Company issued 200,000 shares of common stock to a third party consultant for services to be provided over a six month period totaling $98,000.

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

During the six months ended March 31, 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. During the six months ended March 31, 2024, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through March 31, 2025, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 800,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 as of March 31, 2025 and September 30, 2024 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

At-the-Market Sale Agreement

On May 12, 2023, the Company entered into an Open Market Sale Agreement℠ (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 39,609,072 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). Shares of common stock offered and sold pursuant to the Jefferies Sale Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 12, 2023. On August 19, 2024, the Company delivered notice to Jefferies to terminate the Jefferies Sales Agreement, which was effective on September 3, 2024. As a result of the termination of the Jefferies Sales Agreement, the Company will not issue or sell any additional shares of common stock under the Jefferies Sales Agreement.

During the six months ended March 31, 2024, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and six months ended March 31, 2025 and 2024, we recorded share-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Selling, general and administrative	$1,618,958	$2,294,427	$3,623,674	$4,694,851
Research and development	604,885	835,324	1,284,323	1,318,703
Discontinued operations	—	504,420	(10,049)	1,027,566
Share-based compensation	$2,223,843	$3,634,171	$4,897,948	$7,041,120

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 4.0 million shares of common stock under the Inducement Plan and as of March 31, 2025, 4,000,000 shares are available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 13, 2025, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 26 million. As of March 31, 2025, 9,519,955 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 4.7 million shares are authorized for issuance under the 2017 Plan. As of March 31, 2025, 198,948 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense for stock options forfeited during the period of $0.1 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, and a reduction of $0.4 million and $1.4 million during the six months ended March 31, 2025 and 2024, respectively.

The following table outlines the weighted average assumptions for options granted during the three and six months ended March 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Weighted Average Assumptions:
Expected volatility	115.5%	109.1%	110.2%	105.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	4.2%	3.6%	4.6%
Expected term (in years)	6.0	5.6	6.0	5.9
Fair value of options granted	$0.39	$0.44	$0.63	$0.55

During the three and six months ended March 31, 2025 and 2024, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at March 31, 2025:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2024	18,462,428	$4.59
Granted	255,000	$0.75
Exercised	—	$—
Forfeited and expired	(678,576)	$5.23
Outstanding at March 31, 2025	18,038,852	$4.51	5.39	$585
Exercisable at March 31, 2025	14,295,539	$4.72	4.59	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended March 31, 2025 of $0.49, less the respective weighted average exercise price per share at period end.

As of March 31, 2025, the Company had unrecognized compensation expense of approximately $5.2 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.5 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 50,000 and 140,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $0.95, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of March 31, 2025, vested stock appreciation rights based on 50,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office and office equipment. The Company’s leases have remaining lease terms of less than three years to less than six years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it received sublease income. Sublease income was recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This lease, and the related sublease, terminated on October 31, 2023. The Company does not have any leases that have not yet commenced as of March 31, 2025.

The components of the Company’s lease costs were as follows for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating lease cost	$186,233	$186,233	$372,466	$374,456
Short-term lease cost	2,541	2,541	5,082	5,082
Variable lease cost	47,251	2,980	48,569	16,946
Sublease income	—	—	—	(15,148)
Total lease cost	$236,025	$191,754	$426,117	$381,336

The Company paid cash of $378,000 and $376,000 for amounts included in the measurement of operating lease liabilities during the six months ended March 31, 2025 and 2024, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and September 30, 2024.

Other information related to the Company’s leases as of March 31, 2025 and September 30, 2024 was as follows:

	March 31,	September 30,
	2025	2024
Operating Leases
Weighted-average remaining lease term (years)	4.9	5.4
Weighted-average discount rate	7.1%	7.1%

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from ONCO on promissory notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. $1.2 million is included in accounts payable and $3.4 million is included in other liabilities related to this agreement as of March 31, 2025 on the accompanying condensed consolidated balance sheet.

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

A reconciliation of income tax expense, which is zero as a result of the Company’s full valuation allowance for deferred tax assets, and the amount computed by applying the U.S. statutory rate of 21% to loss from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Income tax benefit at U.S. federal statutory rates	$(1,649,002)	$(1,827,651)	$(2,029,082)	$(3,437,801)
State income tax benefit, net of federal benefit	(127,680)	(141,512)	(157,109)	(266,184)
Non-deductible expenses	19,874	596	20,613	708
U.S. research and development tax credit	(197,911)	(247,000)	(428,708)	(417,000)
Change in valuation allowance	1,954,719	2,215,567	2,594,286	4,120,277
Income tax expense	$—	$—	$—	$—

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

On September 29, 2023, the Company entered into an Amendment to the Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of ONCO Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The ONCO Preferred Stock was convertible by the Company at any time and from time to time from and after one year from the date of issuance of the ONCO Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The ONCO Preferred Stock issued to the Company was initially convertible into an aggregate of approximately 5,709,935 shares of ONCO Common Stock, subject to certain shareholder approval limitations. Shareholder approval was obtained on September 5, 2024. Effective September 24, 2024, ONCO effected a reverse stock split of all the outstanding shares of ONCO Common Stock at a ratio of one-for-forty (1:40). Proportional adjustments were made to the number of shares of ONCO Common Stock issuable upon conversion of the ONCO Preferred Stock, such that the ONCO Preferred Stock was convertible into 142,749 shares of ONCO Common Stock. On September 24, 2024, the Company converted all of its ONCO Preferred Stock into 142,749 shares of ONCO Common Stock and during the six months ended March 31, 2025, the Company sold all 142,749 shares of ONCO Common Stock for net proceeds of $0.4 million.

On April 24, 2024, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with ONCO, relating to certain defaults under the ONCO Promissory Notes. Pursuant to the Forbearance Agreement, (a) ONCO agreed to make a payment of $50,000 of the principal payable under the April 2024 Promissory Note not later than April 29, 2024, which was paid on April 25, 2024, and (b) the Company agreed, subject to the terms and conditions set forth in the Forbearance Agreement, to forbear from exercising its rights and remedies on account of the failure by ONCO to pay the amounts due under the April 2024 Promissory Note on the due date of April 19, 2024, and on account of any failure by ONCO to make any mandatory repayment under the ONCO Promissory Notes that may have become due or may become due in connection with certain transactions relating to ONCO’s acquisition of Proteomedix AG, in each case for a period (the “April 2024 Forbearance Period”) commencing on April 24, 2024 and ending on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement). The Company also agreed that during the April 2024 Forbearance Period the default provision in the ONCO Promissory Notes relating to insolvency of ONCO will not apply.

ONCO agreed in the Forbearance Agreement to make the following required payments during the April 2024 Forbearance Period towards the remaining principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 15% of cash receipts of ONCO or its subsidiaries from certain sale or licensing revenues or payments; and (2) payment of 10% of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by ONCO or any of its subsidiaries during the April 2024 Forbearance Period.

On September 19, 2024, the Company entered into an Amended and Restated Forbearance Agreement and Amendment to September 2024 Note (the “Amended Forbearance Agreement”) with ONCO. The Amended Forbearance Agreement amends and restates the entirety of the Forbearance Agreement.

Pursuant to the Amended Forbearance Agreement, the April 2024 Forbearance Period continued to end on the earlier of (a)  March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Amended Forbearance Agreement). The Amended Forbearance Agreement extends the due date for the September Promissory Note until the earlier to occur of: (i)  June 30, 2025 or (ii) the occurrence of any Event of Default under the Amended Forbearance Agreement. The Amended Forbearance Agreement also effected certain modifications to the payment terms in the Forbearance Agreement and amended certain terms of the September 2024 Promissory Note as summarized below.

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

The Company and ONCO entered into a Waiver and Amendment No. 1 to the Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced above and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%. The Company and ONCO entered into a Limited Waiver, dated March 31, 2025, to extend the maturity date of the April 2024 Promissory Note to April 14, 2025, and the Company and ONCO entered into a Limited Waiver, dated April 23, 2025, to extend the maturity date of the April 2024 Promissory Note to June 30, 2025.

The Company determined that it was not probable, at the time of the transaction and at March 31, 2025, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain on sale of ENTADFI assets of $1.0 million during the three months ended March 31, 2025 and $1.7 million and $0.9 million during the six months ended March 31, 2025 and 2024, respectively, for the nonrefundable consideration received during each period. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the ONCO Promissory Notes for future installments of the purchase price.

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

Obesity Program

In reported third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss reported by patients was attributable to lean mass (muscle) loss. According to the Centers for Disease Control and Prevention, 41.5% of older adults are obese and could benefit from weight loss medication. Up to 34.4% of people over the age of 60 with obesity in the United States have sarcopenic obesity. Sarcopenic obese patients are patients who have obesity and low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. We therefore believe there is an urgent unmet need for a drug that can ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential loss of fat mass in at-risk sarcopenic obese and overweight older patients.

We are developing enobosarm which is an oral, novel SARM that has demonstrated in previous clinical studies improvements in body composition with tissue selective increases in lean mass and decreases in fat mass, improvements in both muscle strength and physical function, no masculinizing effects in women, and neutral prostate effects.

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

We believe the clinical data we own that was generated from third-party clinical trials of enobosarm in both older patients and in patients with initial and ongoing muscle wasting caused by loss of appetite, provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight older patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential and selective loss of fat mass.

We submitted an Investigational New Drug Application (IND) for enobosarm for a Phase 2b clinical study in January 2024. In February 2024, the Company received FDA clearance to initiate the Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial designed to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight older (≥60 years of age) patients receiving semaglutide (Wegovy®) for chronic weight management. The primary endpoint is percent change from baseline in total lean body mass, and the key secondary endpoints are percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. In April 2024 the Company announced that it had enrolled its first patients in the Phase 2b QUALITY clinical study and in August 2024 the Company completed enrollment of 168 subjects in 14 clinical sites in the U.S. The purpose of the Phase 2b QUALITY clinical trial is to select the dose of enobosarm in combination with semaglutide (Wegovy) that best preserves lean mass (muscle) and physical function after 16 weeks of treatment to advance into a Phase 3 obesity clinical trial.

After completing the efficacy dose-assessment portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b extension maintenance trial where all patients have stopped treatment with semaglutide (Wegovy), but continue taking placebo, enobosarm 3mg, or enobosarm 6mg in a blinded fashion for 12 additional weeks. The Phase 2b extension clinical trial will evaluate whether enobosarm can maintain muscle and prevent the fat regain that generally occurs after discontinuing a GLP-1 RA.

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

As for secondary clinical endpoints, enobosarm + semaglutide treatment resulted in dose dependent greater loss of fat mass compared to placebo + semaglutide with the enobosarm 6mg dose having a 46% greater relative loss of fat mass compared to placebo + semaglutide group at 16 weeks (p=0.014). Although enobosarm + semaglutide significantly preserved lean mass, the additional loss of fat mass caused by enobosarm treatment was able to replace the lean mass preserved to allow a similar net mean weight loss measured by DEXA with semaglutide at 16 weeks. Accordingly, the tissue composition of the total weight loss shifted to greater and selective loss of fat with enobosarm treatment. The median percentage of total body weight loss in the placebo + semaglutide group that was due to lean mass was 32% and estimated fat loss was 68%. In contrast, in the all enobosarm + semaglutide group, the total weight loss due to lean mass was 9.4% and estimated fat loss was 90.6%, and for the enobosarm 3mg + semaglutide group, it was 0.9% lean mass and 99.1% estimated fat loss. Therefore, enobosarm + semaglutide improved changes in body composition resulting in more selective and greater loss of adiposity than in subjects receiving placebo + semaglutide.

Physical function was measured by the Stair Climb Test. Climbing stairs is an activity of daily living, and the Stair Climb Test measures functional muscle strength, balance and agility. Declines in performance measured by Stair Climb Test predicts in older patients a higher risk for mobility disabilities, gait difficulties, falls and bone fractures, hospitalizations, and mortality. As a point of reference, stair climb power declines by -1.38% annually with aging according to Van Roie E. PLOS ONE 14:e0210653, 2019.

●	Phase 2b QUALITY clinical trial is the first human study to demonstrate that older patients who are overweight or have obesity receiving semaglutide GLP-1 RA are at higher risk for accelerated loss of lean mass with physical function decline. A responders analysis was conducted using a greater than 10% decline in stair climb power as the cut off at 16 weeks which represents an approximate 7 to 8 year loss of stair climb power that naturally occurs with aging. In our study, the loss of lean mass mattered as 42.6% of patients on placebo + semaglutide group had at least a 10% decline in stair climb power physical function at 16 weeks.

●	Enobosarm treatment preserved lean mass (muscle) which translated into a reduction in the proportion of patients that had a clinically significant stair climb physical function decline versus subjects receiving semaglutide alone. The all enobosarm + semaglutide group had a statistically significant and clinically meaningfully 54.4% mean relative reduction in the proportion of subjects that lost at least 10% stair climb power compared to placebo + semaglutide group (p=0.0049). In enobosarm 3mg + semaglutide, there was a 62.4% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.0066). In enobosarm 6mg + semaglutide, there was a 46.2% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.0505).

Enobosarm represents a novel drug that improves GLP-1 RA therapy resulting in tissue selective quality weight reduction, that is, enobosarm + semaglutide improved changes in body composition which resulted in more selective and greater loss of adiposity (fat mass) than in subjects receiving placebo + semaglutide alone.

Safety data for the Phase 2b QUALITY study remains blinded as the Phase 2b extension clinical study portion is ongoing. The unblinded complete safety set will be available after the Phase 2b extension study is completed in the second quarter of calendar year 2025. However, the aggregate, blinded safety data have not to date shown any significant differences compared to previous studies of enobosarm and what is expected with GLP-1 RAs. The Independent Data Monitoring Committee met on February 10, 2025 to evaluate the unblinded safety data, and they made the recommendation to continue the study as designed.

Phase 2b Extension Maintenance Study

The Phase 2b extension clinical trial is evaluating whether enobosarm can maintain muscle and prevent the fat regain that generally occurs after discontinuing a GLP-1 RA. The topline efficacy and safety results for the Phase 2b extension clinical study are expected this quarter.

Regulatory Next Steps

As the Phase 2b QUALITY clinical trial had positive topline results, we plan to request an End of Phase 2 meeting with the FDA. During the preIND FDA meeting, the FDA provided general comments about a regulatory path forward for enobosarm as a drug that improves body composition during weight loss including input on Phase 3 clinical program design.

As a path forward, we plan to propose a Phase 3 clinical program that is similar to the positive Phase 2b QUALITY clinical trial. The proposed Phase 3 clinical trial design is a double-blind, placebo-controlled study in older patients, greater than or equal to 60 years of age, who have obesity or who are overweight and who are eligible for treatment with GLP-1 RA. The GLP-1 RA may be either WEGOVY (semaglutide) and/or Zepbound® (tirzepatide). Patients will be randomized to oral daily enobosarm or matching placebo. All subjects will start and receive GLP-1 RA during the study. The proposed primary objective will be the effect of enobosarm on physical function measured by the Stair Climb Test at 24 weeks. Proposed key secondary objectives will be to assess the effect of enobosarm on total lean mass, total fat mass, HOMA-IR, and hemoglobin A1c at 24 weeks.

After the Phase 3 clinical trial ends at 24 weeks of treatment, the plan is to continue to measure total lean mass, total body weight, stair climb, total fat mass, bone mineral density, HOMA-IR, and hemoglobin A1c up to 68 weeks to capture the longer-term benefits of enobosarm improvements on body composition for greater loss of adiposity or fat, weight reduction, and preservation of both lean mass and bone.

Novel Modified Release Oral Enobosarm Formulation is on Track to be Available for Phase 3 Clinical Studies and Commercialization

Veru is currently developing a novel, patentable, modified release oral formulation for enobosarm. The actual formulation, pharmacokinetic release profile(s), and method of manufacturing will be the subjects of future patent applications. If issued, the expiry for the new modified release oral enobosarm formulation patent is expected to be 2045. The new enobosarm formulation has completed animal trials and is anticipated to be in Phase 1 bioavailability clinical trials during the first half of calendar 2025. The expectation is that this novel modified release oral enobosarm formulation will be available for the Phase 3 clinical studies and for commercialization.

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

We believe there is compelling scientific evidence and rationale to evaluate sabizabulin as a treatment for the inflammation associated with atherosclerotic cardiovascular disease. Sabizabulin is an oral novel microtubule disruptor that targets the colchicine binding site of beta tubulin, and binds and crosslinks both the α and β tubulin subunits to inhibit tubulin polymerization and to induce depolymerization of microtubules at low nanomolar concentrations. Sabizabulin is more effective than colchicine in inhibiting tubulin polymerization. Sabizabulin is orally bioavailable with a 5-hour half-life. Sabizabulin is not a substrate for P-glycoprotein or CYP3A4. Overall preclinical data from in vitro and in vivo inflammation studies show that sabizabulin treatment suppressed all cytokines and chemokines tested which includes IL-1α, IL-1β, IL-6, IL-8, TNF-α, Interferon-γ, and IP-10 (CXCL-10). In Phase 2 and 3 pulmonary inflammation COVID-19 clinical studies, sabizabulin has demonstrated broad anti-inflammatory activity. The safety database consists of 266 dosed patients from the sabizabulin clinical development program comprised of the Phase 2 and Phase 3 studies in hospitalized COVID-19 patients for acute use (149 patients at 9 mg daily for ≤ 21 days), as well as data from the Phase 1b/2 and Phase 3 studies in prostate cancer for chronic use (117 patients treated at up to 32 mg daily for up to 3 years).

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

Colchicine may be first-in-class and the first FDA approved treatment for this significant indication to treat atherosclerotic inflammation, but unfortunately colchicine has significant safety concerns that may limit its expected widespread use and therefore does not address the current unmet medical need of atherosclerotic inflammation. Sabizabulin is a new molecular entity, small molecule that targets the colchicine binding site on β-tubulin. Like colchicine, sabizabulin inhibits microtubule polymerization and has demonstrated the ability to reduce the most important inflammatory mediators that play a role in the initiation and progression of atherosclerotic CAD. However, because sabizabulin has a different chemical structure than colchicine, it is not a substrate for CYP3A4 and P-glycoprotein potentially eliminating drug-drug interactions concerns associated with colchicine. In contrast to colchicine, sabizabulin has stable pharmacokinetics and low potential for drug-drug interactions; thus, sabizabulin may be administered potentially more safely as a secondary therapy in combination with statin therapy for the reduction of inflammation to slow the progression or promote regression of atherosclerotic cardiovascular disease.

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

FC2 Business Sale and Discontinued Operations

On December 30, 2024, the Company and The Female Health Company Limited (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company's FC2 female condom business ® (internal condom), including the stock of the Company’s U.K. and Malaysian operating subsidiaries. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters.  The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy (the “R&W Policy”) issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud.

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement. The adjustments to the purchase price in the Purchase Agreement include a customary working capital adjustment in 90 days from closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale are expected to be $16.3 million, which is the purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, estimated purchase price adjustments of $0.1 million, and amounts allocated to the related Transition Services Agreement of $0.2 million, but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million. These net proceeds are subject to adjustment as set forth in the Purchase Agreement. The loss on sale of the FC2 business is $4.2 million, which is the difference between estimated net proceeds of $16.3 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million. In addition, due to the FC2 Business Sale, liabilities associated with the Residual Royalty Agreement, which totaled $9.9 million at September 30, 2024, were extinguished.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of March 31, 2025.

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

ONCO agreed in the Forbearance Agreement to make the following required payments (the “Required Payments”) to Veru during the April 2024 Forbearance Period first to accrued and unpaid interest under the April 2024 Promissory Note and then any remainder to the outstanding principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 25% (increased from 15% in the original April 24, 2024 Forbearance Agreement) of cash receipts of ONCO or its subsidiaries from certain sale or licensing revenues or payments, which increased amount began on October 20, 2024 for cash receipts in September 2024; and (2) payment of 20% (increased from 10% in the original April 24, 2024 Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by ONCO or any of its subsidiaries during the April 24 Forbearance Period, which increased amount began for any net proceeds received after September 19, 2024. The remaining balance of the April 2024 Promissory Note will be due at the end of the April 2024 Forbearance Period. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period. The Company and ONCO entered into a Waiver and Amendment No. 1 to Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced in clause (1) above in this paragraph and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%. The Company and ONCO entered into a Limited Waiver, dated March 31, 2025, to extend the maturity date of the April 2024 Promissory Note to April 14, 2025, and the Company and ONCO entered into a Limited Waiver, dated April 23, 2025, to extend the maturity date of the April 2024 Promissory Note to June 30, 2025.

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

Consolidated Operations:

Operating Expenses.  Conducting research and development is central to our drug development programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $3.9 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, and $9.6 million and $4.6 million for the six months ended March 31, 2025 and 2024, respectively. The increase in expenses in the three and six months ended March 31, 2025 is due to the ongoing Phase 2b QUALITY clinical trial. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED March 31, 2025 COMPARED TO THREE MONTHS ENDED March 31, 2024

Research and development expenses increased to $3.9 million in the three months ended March 31, 2025 from $3.0 million in the same period in fiscal 2024. The increase in research and development expenses is due primarily to an increase of $1.1 million incurred related to the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss.

Selling, general and administrative expenses were $5.2 million in the three months ended March 31, 2025, which is a  decrease from $5.9 million in the three months ended March 31, 2024. The decrease is due primarily to a decrease in corporate personnel costs, due to a decrease in share-based compensation expense of $0.8 million.

The Company recorded a gain on sale of ENTADFI assets of $1.0 million in the three months ended March 31, 2025, compared to zero in the three months ended March 31, 2024. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. Refer to Note 15 to the financial statements included in this report for additional information.

The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 business of $49,000 for the three months ended March 31, 2025, compared with $1.3 million for the three months ended March 31, 2024. The net loss from discontinued operations during the three months ended March 31, 2025 is due to changes in estimates made at the time the FC2 business was sold. The net loss from discontinued operations in the three months ended March 31, 2024 is attributable to the operations of the FC2 business during that period.

six MONTHS ENDED March 31, 2025 COMPARED TO six MONTHS ENDED March 31, 2024

Research and development expenses increased to $9.6 million in the six months ended March 31, 2025 from $4.6 million in the same period in fiscal 2024. The increase is due to $6.4 million incurred during the six months ended March 31, 2025 related to the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss.

Selling, general and administrative expenses were $10.4 million in the six months ended March 31, 2025, which is a decrease from $12.6 million in the six months ended March 31, 2024. The decrease is due primarily to a decrease in corporate personnel costs, due to a decrease in share-based compensation expense of $1.6 million, and a decrease in legal expenses incurred of $0.4 million.

The Company recorded a gain on sale of ENTADFI assets of $1.7 million in the six months ended March 31, 2025, an increase from the gain of $0.9 million in the six months ended March 31, 2024. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. Refer to Note 15 to the financial statements included in this report for additional information.

The Company recorded a gain on extinguishment of debt of $8.6 million in the six months ended March 31, 2025, related to the termination of the Residual Royalty Agreement, in connection with the FC2 Business Sale. The gain is the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt of $12.8 million, which included an embedded derivative for the change of control provision at fair value of $4.7 million.

The loss associated with the change in fair value of equity securities for the six months ended March 31, 2025 was $0.3 million compared with the $0.6 million loss for the six months ended March 31, 2024. This is due to the change in fair value of the shares of ONCO Preferred Stock or ONCO Common Stock. Refer to Note 4 to the financial statements included in this report for additional information.

The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 business of $7.2 million for the six months ended March 31, 2025, which includes a loss on the sale of the FC2 business of $4.2 million, compared with $1.9 million for the six months ended March 31, 2024. The increase in the net loss from discontinued operations of $5.3 million is due primarily to the loss on the sale of the FC2 business of $4.2 million as well as an increase in the loss from the change in fair value of derivative liabilities of $3.0 million, partially offset by a decrease in selling, general and administrative expenses of $2.2 million.

Liquidity and Sources of Capital

Liquidity

Our cash, cash equivalents, and restricted cash on hand at March 31, 2025 was $20.0 million, compared to $24.9 million at September 30, 2024. Restricted cash included in this balance is $0.4 million at March 31, 2025, for amounts held in escrow related to the FC2 Business Sale, compared to zero at September 30, 2024. At March 31, 2025, the Company had working capital of $15.8 million and stockholders’ equity of $21.0 million compared to working capital of $23.4 million and stockholders’ equity of $32.3 million as of September 30, 2024. The decrease in working capital is due to the decrease in cash, cash equivalents, and restricted cash of $4.9 million and a decrease in working capital of discontinued operations, related to the FC2 Business, of $6.1 million at September 30, 2024, which was partially offset by a decrease in accrued compensation of $2.5 million and the extinguishment of the residual royalty agreement liability, which had a current balance of $1.0 million at September 30, 2024.

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

Operating activities

Operating activities used cash of $19.1 million in the six months ended March 31, 2025. Cash used in operating activities included net loss of $16.8 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $2.5 million and changes in operating assets and liabilities resulting in a decrease of $4.7 million. Adjustments to net loss primarily consisted of $4.9 million for share-based compensation, $4.2 million for the loss on sale of the FC2 business, $3.1 million for the change in fair value of derivative liabilities, partially offset by the gain on extinguishment of debt of $8.6 million and the gain on sale of ENTADFI assets of $1.7 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $2.6 million and a decrease in accounts payable of $1.7 million.

Operating activities used cash of $11.7 million in the six months ended March 31, 2024. Cash used in operating activities included net loss of $18.3 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $8.1 million and changes in operating assets and liabilities resulting in a decrease of $1.5 million. Adjustments to net loss primarily consisted of $7.0 million for share-based compensation, $0.8 million for a provision for obsolete inventory, and $0.6 million for the change in fair value of equity securities, partially offset by the gain on sale of ENTADFI assets of $0.9 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accounts payable of $5.5 million and an increase in prepaid expenses and other assets of $0.7 million, partially offset by a decrease in accounts receivable of $1.7 million, a decrease in inventories of $1.1 million, and an increase in accrued expenses and other current liabilities of $2.2 million.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating cash flows of discontinued operations for the six months ended March 31, 2025 and 2024 are outflows of $0.3 million and inflows of $2.8 million, respectively.

Investing activities

Net cash provided by investing activities was $18.4 in the six months ended March 31, 2025, and primarily consisted of net proceeds of $16.3 million from the sale of the FC2 business, proceeds of $1.7 million from the sale of ENTADFI assets, and proceeds of $0.4 million from the sale of equity securities.

Net cash used in investing activities was $41,000 during the six months ended March 31, 2024, and consisted of capital expenditures in Malaysia, related to the FC2 business.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total investing cash flows of discontinued operations for the six months ended March 31, 2025 and 2024 are inflows of $16.3 million, which includes net proceeds from the sale of the FC2 business, and outflows of $41,000, respectively.

Financing activities

Net cash used in financing activities in the six months ended March 31, 2025 was $4.2 million, and consisted of a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, which terminated the Residual Royalty Agreement and extinguished the related debt.

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

In connection with the Credit Agreement, Veru and the Agent also entered into a Residual Royalty Agreement, dated as of March 5, 2018 (as amended, the “Residual Royalty Agreement”), which provided for an ongoing royalty payment of 5% of product revenue from net sales of FC2, which continued after the repayment of the loan and return premium under the Credit Agreement.

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

Excluding the change of control payment, the Company made total payments under the Residual Royalty Agreement of $0.3 million during each of the six months ended March 31, 2025 and 2024. The Company is not required to make any additional payments under the Residual Royalty Agreement.

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

During the six months ended March 31, 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. During the six months ended March 31, 2024, we sold 1,800,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through March 31, 2025, we have sold 3,025,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

Open Market Sale Agreement with Jefferies LLC

On May 12, 2023, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 39,609,072 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). On August 19, 2024, the Company delivered notice to Jefferies to terminate the Jefferies Sales Agreement, which was effective on September 3, 2024. As a result of the termination of the Jefferies Sales Agreement, the Company will not issue or sell any additional shares of common stock under the Jefferies Sales Agreement

During the six months ended March 31, 2024, we sold 90,156 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through the date the Jefferies Sales Agreement was terminated, we sold 1,367,415 shares of common stock resulting in net proceeds to the Company of $1.1 million.

Fair Value Measurements

As of September 30, 2024, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represented the fair value of the change of control provision in the Residual Royalty Agreement. During the six months ended March 31, 2025, the Residual Royalty Agreement was terminated and the embedded derivative was extinguished together with the debt. See Note 8 to the financial statements included in this report for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Following the FC2 Business Sale on December 30, 2024, the Company is no longer subject to significant exposure to market risk relating to fluctuations in raw material commodity prices or to foreign currency exchange rate risk.

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

Risks Related to the Regulation and Commercialization of Our Products and Drug Candidates

●	We currently have no commercial revenue and may never generate revenue or become profitable.
●	We have limited experience in obtaining regulatory approval for a drug.
●	We could experience delays in our planned clinical trials.
●	Our clinical trials may be suspended or discontinued.
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

●	We may be subject to risks relating to collaboration with third parties.
●	We rely on contract research organizations (CROs) to conduct our research and development activities.
●	We rely on third party manufacturers for our drug candidates.
●	Changes in law could have a negative impact on the approval of our drug candidates.
●	We may fail or elect not to commercialize our drug candidates or our approved or authorized products.
●	We are subject to extensive and costly governmental regulation.
●	Our business could be negatively impacted by disruptions at the FDA or other government agencies.
●	We could experience misconduct by our employees.
●	Coverage and reimbursement may not be available for our products.
●	We may not be able to gain and retain market acceptance for our drug candidates.
●	Our drug products may be subject to governmental pricing controls.
●	Third parties may obtain FDA regulatory exclusivity to our detriment.

Risks Related to Our Financial Position and Need for Capital

●	We have incurred net losses in recent fiscal years and expect to continue to incur losses for the foreseeable future.
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

●	The amount of additional financing that we will need to support our development and commercialization activities is uncertain.
●	Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.
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

We have limited experience in obtaining regulatory approval for a drug.

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

Our business could be negatively impacted by disruptions at the FDA or other government agencies.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including the transition to a new administration; government budget and funding levels; statutory, regulatory and policy changes: the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees; and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and certain Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine operations.

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

We are not profitable and have had negative cash flow from operations. We will need large amounts of capital to support our development and commercialization efforts for our drug candidates, including one or more Phase 3 pivotal clinical trials to evaluate the efficacy and the safety of enobosarm in preventing significant muscle wasting in obese patients receiving a GLP-1 therapeutic to treat obesity. Our existing cash and cash equivalents as of the date of this report may not be sufficient to fund our working capital needs and operating expenses. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing and/or other capital sources. Additional capital may not be available at such times or amounts as needed by us.

Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. Our low stock price may make it more difficult to access equity capital markets and may increase the dilution to our shareholders if we raise capital through the sale of equity securities. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

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

Our future capital requirements will depend upon a number of factors, including:

●	the size, complexity, results and timing of our development programs and clinical trials;
●	our ability to successfully commercialize our drug candidates, if approved;
●	our ability to obtain sufficient supply of the compounds necessary for our drug candidates at a reasonable cost;
●	the time and cost involved in obtaining regulatory approvals;
●	the time and cost involved in developing any required companion diagnostics for any of our product candidates, including enobosarm;
●	the terms and timing of any potential future collaborations, licensing or other arrangements we may establish;

●	cash requirements of any future acquisitions, in-licenses or the development of other drug candidates;
●	our receipt of funds from other potential sources, including cash flow from licenses and sales;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
●	the costs involved in manufacturing and commercializing our drug candidates;
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

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.

From time to time, global and domestic credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates or inflation, and uncertainty about economic stability. In recent years, the COVID-19 pandemic, the Russia-Ukraine war and the Israel-Hamas war have created volatility and uncertainty. Recently, tensions in trading relations between the U.S. and other countries due to U.S. tariffs and retaliatory tariffs on U.S. goods could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in disruptions in global economic conditions and global financial markets. Our financing strategy may be adversely affected by an economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make a debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms will have a material adverse effect on our business strategy and financial performance, and could require us to cease or delay our operations.

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

There is uncertainty as to whether and when we will receive any future installment payments of purchase price under the ONCO Promissory Notes or sales milestone payments under the Asset Purchase Agreement, and there is a risk of a future default by ONCO in performing its payment obligations, and we do not have a security interest in any of ONCO's assets and accordingly would be an unsecured creditor in the event that ONCO defaulted. We received payment of $1.0 million on September 29, 2023 and total payments of $0.3 million during the year ended September 30, 2024 from ONCO pursuant to the ONCO Promissory Notes. We have entered into the Forbearance Agreement with ONCO, relating to certain defaults under the ONCO Promissory Notes, which includes a forbearance period as to the April 2024 Promissory Note that ends on the earlier of (a) June 30, 2025 and (b) the occurrence of an Event of Default (as defined in the Forbearance Agreement) and an extension of the due date of the September 2024 Promissory Note to June 30, 2025.  ONCO is required to make certain Required Payments towards the outstanding balance of the ONCO Promissory Notes during such periods. There can be no assurance as to (1) whether and when we will receive any payments pursuant to the terms of the Forbearance Agreement or otherwise under the ONCO Promissory Notes or any sales milestone payments under the Asset Purchase Agreement, and (2) the extent of the risk of a future default by ONCO in performing its payment or other obligations under the Forbearance Agreement and the ONCO Promissory Notes. If ONCO fails to pay the outstanding ONCO Promissory Notes when due or an event of default under the ONCO Promissory Notes or the Forbearance Agreement otherwise occurs, we may, among other things, declare the full amount outstanding to be due and sue to collect the ONCO Promissory Notes, which actions may force ONCO into bankruptcy. There can be no assurance as to whether we would be able to collect any amounts due under the ONCO Promissory Notes if ONCO files for bankruptcy.

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

We have a concentration of accounts receivable at The Pill Club, with $3.9 million of accounts receivable as of March 31, 2025. On April 18, 2023, The Pill Club filed for Chapter 11 bankruptcy and its assets were sold in June 2023 to satisfy a secured creditor. After the FC2 Business Sale, we retained our claims against The Pill Club for these receivables that have been filed with The Pill Club bankruptcy estate and we will continue to pursue payment for as much of the receivables as possible but based on the amount of the claims of other unsecured creditors and the limited assets remaining in The Pill Club bankruptcy estate it is unlikely that we will recover any of these receivables. We recorded in fiscal 2023 and maintain as of March 31, 2025 an allowance for credit losses of $3.9 million due to The Pill Club’s Chapter 11 bankruptcy filing in April 2023.

We are subject to significant payment obligations pursuant to the resolution of a dispute with a supplier.

A supplier had claimed that we owe approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount we owe, and to resolve this dispute we agreed to pay the supplier a total of $8.3 million, consisting of $2.3 million paid in February 2024, $3.5 million payable in 48 equal monthly installments between March 31, 2024 and January 31, 2028, and $2.5 million payable in an amount equal to 25% of payments pursuant to the ONCO Promissory Notes, provided that if this amount is not paid in full by December 31, 2025, we must pay the balance in 24 equal monthly installments commencing in January 2026. If we lack sufficient cash to pay amounts due to this supplier when due, we may need to raise additional capital, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets.

Uncertainty and adverse changes in the general economic conditions may negatively affect our business.

If general economic conditions, including continued or worsening inflation or supply chain challenges, recessionary pressures, rising interest rates, labor shortages, and rising unemployment, in the U.S. and other global markets in which we operate decline, or if consumers fear that economic conditions will decline, consumers may reduce expenditures for products such as our potential products. Adverse changes may occur as a result of adverse global or regional economic conditions, fluctuating oil prices, supply chain problems, inflation, political instability, declining consumer confidence, a pandemic, unemployment, fluctuations in stock markets, contraction of credit availability, tariffs and trade tensions, or other factors affecting economic conditions generally. These changes may negatively affect the sales or development of future products, increase the cost, and decrease the availability of financing, or increase costs associated with producing and distributing our potential drug candidates.

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

The Purchase Agreement contains a provision for an adjustment to the purchase price based on the working capital of the FC2 Business as of the closing date.  The Purchaser was required to deliver its working capital calculation within 90 days after the closing date.  The Purchaser delivered its calculation in April 2025 and we have disputed its calculation.  The Purchase Agreement specifies a resolution process for disputes regarding the purchase price adjustment provisions.

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

We have also agreed to indemnify the Purchaser against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the Purchase Agreement and related documents. Any event that results in a right for the Purchaser to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations. In April 2024, the Purchaser notified us that it has submitted a claim under the R&W Policy based on alleged breaches by the Sellers of certain representations and warranties in the Purchase Agreement relating to a customer relationship.  The Purchaser’s claim notice alleged a loss of approximately $5.1 million and the Purchaser reserved its rights with respect to us.  Although our potential exposure to the Purchaser for any claims of breach of these representations and warranties is limited to $54,000 except in the case of fraud, we may incur substantial legal fees and costs if the Purchaser brings a claim against us. Because the Purchaser has not made any claim against us relating to this matter we are not currently able to estimate the possible cost, if any, to us from this matter.

We incurred significant legal, accounting and financial advisory fees negotiating and consummating the sale of the FC2 Business, and we may incur additional fees to resolve any dispute that may arise over the terms of the transaction or the parties’ compliance with their obligations under the transaction agreements. Although the Purchaser agreed to assume certain liabilities associated with the FC2 Business, it did not assume all such liabilities, which could lead to a dispute. Any disputes related to the sale of the FC2 Business, including the working capital dispute and potential claim by Purchaser for breach of representations and warranties described above, could divert the attention of our management or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

As of May 5, 2025, our executive officers and directors collectively beneficially owned approximately 15.2% of the outstanding shares of our common stock, including approximately 6.8% beneficially owned by Mitchell Steiner, M.D., our Chairman, President and Chief Executive Officer, and 6.2% beneficially owned by Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

We have received a notice of delisting from Nasdaq.

On August 29, 2024, we received a letter (the “Original Deficiency Letter”) from The Nasdaq Stock Market, LLC ("Nasdaq"), notifying us we had fallen below compliance with respect to the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Original Deficiency Letter provided us with a period of 180 calendar days from the date of notification, or until February 25, 2025, to regain compliance with the minimum bid price requirement. On February 27, 2025, we received a notification (the "Extension Notice") from Nasdaq informing us that Nasdaq had granted us an additional 180 calendar days, or until August 25, 2025, to regain compliance with the minimum closing bid price requirement.  During this period, our common stock will continue to trade on the Nasdaq Capital Market. In connection with its request for an extension, we stated that we intend to cure our bid price deficiency during such additional 180-day period, by effecting a reverse stock split, if necessary.  If at any time before August 25, 2025, the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation that we have has achieved compliance with the minimum bid price requirement. If the closing bid price of our common stock does not exceed such threshold by August 25, 2025, effectuating a reverse stock split may be the only way for us to comply with the minimum bid price requirement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2025, the Company issued 200,000 shares of common stock to a third party consultant. The Company also committed to issue the consultant an additional 100,000 shares of common stock if the closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive trading days during the term of the consultant agreement.  The Company believes that the issuance of the shares in connection with the performance of services to the Company was exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 because such issuance was made to an entity which is an accredited investor. Restrictive legends were placed on the shares.

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

3.10	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.10).

10.1	Limited Waiver, dated as of March 31, 2025, between the Company and Onconetix, Inc. *

10.2	Limited Waiver, dated as of April 23, 2025, between the Company and Onconetix, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). *, **

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: May 8, 2025

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: May 8, 2025

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer