Form 10-Q
period 2025-06-30
VERU INC.
filed 2025-08-12
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 14,650,392 shares of $0.01 par value common stock outstanding.

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
●

our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”), including our ability to regain and subsequently maintain compliance with the Nasdaq minimum bid price requirement after our recently completed reverse stock split;

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

●	risks relating to our history of losses and the fact we currently have no commercial revenue and may never generate revenue or become profitable;
●	the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations, and other claims against us;
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

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2025	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$15,010,154	$24,916,285
Prepaid expenses and other current assets	1,183,023	1,547,928
Current assets of discontinued operations	—	8,759,011
Total current assets	16,193,177	35,223,224
Property and equipment, net	393,381	481,372
Operating lease right-of-use assets	2,875,672	3,250,623
Goodwill	6,878,932	6,878,932
Other assets	989,596	989,596
Long-term assets of discontinued operations	—	13,595,025
Total assets	$27,330,758	$60,418,772

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,538,724	$2,259,668
Accrued research and development costs	230,634	120,448
Accrued compensation	2,780,570	4,494,278
Accrued expenses and other current liabilities	378,687	549,237
Residual royalty agreement liability, short-term portion	—	1,025,837
Operating lease liability, short-term portion	753,400	736,970
Current liabilities of discontinued operations	—	2,681,530
Total current liabilities	6,682,015	11,867,968
Residual royalty agreement liability, long-term portion	—	8,850,792
Operating lease liability, long-term portion	2,500,736	2,905,309
Other liabilities	2,803,374	4,461,920
Long-term liabilities of discontinued operations	—	16,071
Total liabilities	11,986,125	28,102,060

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at June 30, 2025 and September 30, 2024	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 14,868,762 and 14,856,762 shares issued and 14,650,392 and 14,638,392 shares outstanding at June 30, 2025 and September 30, 2024, respectively	148,688	148,568
Additional paid-in-capital	341,751,971	335,125,903
Accumulated other comprehensive loss	—	(581,519)
Accumulated deficit	(318,749,421)	(294,569,635)
Treasury stock, 218,370 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	15,344,633	32,316,712
Total liabilities and stockholders' equity	$27,330,758	$60,418,772

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,020,563	$4,846,156	$12,669,495	$9,489,848
Selling, general and administrative	5,010,528	5,809,325	15,402,074	18,364,622
Total operating expenses	8,031,091	10,655,481	28,071,569	27,854,470

Gain on sale of ENTADFI® assets	484,615	110,000	2,154,134	1,028,372

Operating loss from continuing operations	(7,546,476)	(10,545,481)	(25,917,435)	(26,826,098)

Non-operating income (expenses):
Gain on extinguishment of debt	—	—	8,624,778	—
Change in fair value of equity securities	—	(117,620)	(349,078)	(689,548)
Other income, net	223,375	323,045	656,338	805,109
Total non-operating income	223,375	205,425	8,932,038	115,561

Net loss from continuing operations	(7,323,101)	(10,340,056)	(16,985,397)	(26,710,537)
Net loss from discontinued operations, net of taxes	(9,719)	(628,818)	(7,194,389)	(2,560,266)
Net loss	$(7,332,820)	$(10,968,874)	$(24,179,786)	$(29,270,803)

Net loss from continuing operations per basic and diluted common shares outstanding	$(0.50)	$(0.71)	$(1.16)	$(2.04)
Net loss from discontinued operations per basic and diluted common shares outstanding	$(0.00)	$(0.04)	$(0.49)	$(0.20)
Net loss per basic and diluted common shares outstanding	$(0.50)	$(0.75)	$(1.65)	$(2.23)

Basic and diluted weighted average common shares outstanding	14,657,777	14,638,317	14,644,927	13,101,071

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2024	14,856,762	$148,568	$335,125,903	$(581,519)	$(294,569,635)	$(7,806,605)	$32,316,712
Share-based compensation	—	—	2,674,105	—	—	—	2,674,105
Release of cumulative foreign currency translation adjustment to discontinued operations	—	—	—	581,519	—	—	581,519
Net loss	—	—	—	—	(8,945,347)	—	(8,945,347)
Balance at December 31, 2024	14,856,762	148,568	337,800,008	—	(303,514,982)	(7,806,605)	26,626,989
Share-based compensation	—	—	2,223,843	—	—	—	2,223,843
Shares issued for consulting services	20,000	200	97,820	—	—	—	98,020
Net loss	—	—	—	—	(7,901,619)	—	(7,901,619)
Balance at March 31, 2025	14,876,762	148,768	340,121,671	—	(311,416,601)	(7,806,605)	21,047,233
Share-based compensation	—	—	1,669,428	—	—	—	1,669,428
Shares issued for consulting services	(8,000)	(80)	(39,128)	—	—	—	(39,208)
Net loss	—	—	—	—	(7,332,820)	—	(7,332,820)
Balance at June 30, 2025	14,868,762	$148,688	$341,751,971	$—	$(318,749,421)	$(7,806,605)	$15,344,633

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2023	9,396,640	$93,967	$284,740,527	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161
Share-based compensation	—	—	3,406,949	—	—	—	3,406,949
Issuance of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	9,016	90	66,461	—	—	—	66,551
Shares issued in connection with common stock purchase agreement	180,000	1,800	1,659,690	—	—	—	1,661,490
Amortization of deferred costs	—	—	(164,313)	—	—	—	(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	5,270,833	52,708	35,176,707	—	—	—	35,229,415
Net loss	—	—	—	—	(8,275,981)	—	(8,275,981)
Balance at December 31, 2023	14,856,489	148,565	324,886,021	(581,519)	(265,044,190)	(7,806,605)	51,602,272
Share-based compensation	—	—	3,634,171	—	—	—	3,634,171
Costs of shares issued in connection with public offering of common stock	—	—	(851)	—	—	—	(851)
Net loss	—	—	—	—	(10,025,948)	—	(10,025,948)
Balance at March 31, 2024	14,856,489	148,565	328,519,341	(581,519)	(275,070,138)	(7,806,605)	45,209,644
Share-based compensation	—	—	3,376,406	—	—	—	3,376,406
Issuance of shares pursuant to share-based awards	273	3	3,277	—	—	—	3,280
Net loss	—	—	—	—	(10,968,874)	—	(10,968,874)
Balance at June 30, 2024	14,856,762	$148,568	$331,899,024	$(581,519)	$(286,039,012)	$(7,806,605)	$37,620,456

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(24,179,786)	$(29,270,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,532	203,033
Noncash change in right-of-use assets	451,795	575,661
Noncash interest expense, net of interest paid	(168,556)	(69,304)
Gain on extinguishment of debt	(8,624,778)	—
Loss on sale of FC2 business	4,253,405	—
Gain on sale of ENTADFI® assets	(2,154,134)	(1,028,372)
Share-based compensation	6,567,376	10,417,526
Deferred income taxes	(1,915)	227,931
Change in fair value of derivative liabilities	3,138,316	(102,000)
Change in fair value of equity securities	349,078	689,548
Provision for obsolete inventory	—	1,266,167
Other	(14,019)	(2,592)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(657,253)	2,864,445
Decrease in inventories	863,928	488,704
Increase in prepaid expenses and other assets	(248,677)	(609,130)
Decrease in accounts payable	(1,899,508)	(5,173,463)
(Decrease) increase in accrued expenses and other liabilities	(1,862,377)	2,763,598
Decrease in operating lease liabilities	(488,179)	(557,188)
Net cash used in operating activities	(24,551,752)	(17,316,239)

INVESTING ACTIVITIES
Proceeds from sale of FC2 business, net of costs	16,320,964	—
Cash proceeds from sale of ENTADFI® assets	2,154,134	110,000
Proceeds from sale of equity securities	393,217	—
Capital expenditures	(1,083)	(95,286)
Net cash provided by investing activities	18,867,232	14,714

FINANCING ACTIVITIES
Payment on extinguishment of residual royalty agreement liabilities	(4,221,611)	—
Proceeds from sale of shares under common stock purchase agreement	—	1,661,490
Proceeds from sale of shares in public offering, net of commissions and costs	—	35,228,564
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions	—	66,551
Proceeds from stock option exercises	—	3,280
Installment payments on premium finance agreement	—	(132,975)
Net cash (used in) provided by financing activities	(4,221,611)	36,826,910

Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,906,131)	19,525,385
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	24,916,285	9,625,494
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$15,010,154	$29,150,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$332,826	$506,907
Schedule of non-cash investing and financing activities:
Equity securities received for sale of ENTADFI® assets	$—	$918,372
Amortization of deferred costs related to common stock purchase agreement	$—	$164,313

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The accompanying condensed consolidated balance sheet as of September 30, 2024 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2025.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and PCHC Limited (formerly known as The Female Health Company Limited); and Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma UK Limited and Veru Biopharma Europe Limited. The Female Health Company Limited sold the stock of its wholly owned subsidiary, The Female Health Company (UK) plc effective December 30, 2024, as part of the FC2 Business Sale (see Note 3 for additional information). The Female Health Company (UK) plc and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”) are included in the consolidated financial statements through December 30, 2024. Veru International Holdco Inc.’s wholly owned subsidiary, Veru Biopharma Netherlands B.V. was dissolved during the quarter ended December 31, 2024 and is included in the consolidated financial statements through the date of dissolution. Veru Biopharma Netherlands B.V. did not have a material impact on the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program includes enobosarm, a selective androgen receptor modulator, to improve body composition by augmenting fat loss and preventing muscle loss and physical function decline, in older patients receiving weight reduction drugs, and sabizabulin, a microtubule disruptor, which is being developed as a broad anti-inflammatory agent to reduce inflammation to slow the progression or promote the regression of atherosclerotic cardiovascular disease. The Company had the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company sold the FC2 business on December 30, 2024. See Note 3 for additional information. The Company also had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. Most of the Company’s net revenues during the nine months ended June 30, 2025 and the three and nine months ended June 30, 2024 were derived from sales of FC2 and are included within discontinued operations. The Company had no net revenues during the three months ended  June 30, 2025.

Reclassifications: Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform with the current period presentation. The reclassifications had no effect on the results of operations or financial position for any period presented.

Reverse stock split: As described more fully in Note 16, effective August 8, 2025, the Company effected a 1-for-10 reverse stock split for all of its issued and outstanding shares of common stock. All share and per share amounts presented in these condensed consolidated financial statements and accompanying notes and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to shares issued and outstanding, loss per share, and stock options and stock appreciation rights, as well as the dollar amounts of common stock and paid-in-capital, have been retroactively adjusted for all periods presented. There was no change to the total number of shares authorized or par value per share as a result of this reverse stock split.

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three and nine months ended June 30, 2025 and 2024, comprehensive loss is equivalent to the reported net loss.

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

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement. The adjustments to the purchase price in the Purchase Agreement include a customary working capital adjustment in 90 days from closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale are expected to be $16.3 million, which is the $18.0 million purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, estimated purchase price adjustments of $0.1 million, and amounts allocated to the related transition services agreement of $0.2 million but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million (see Note 8 for additional information). These net proceeds are subject to adjustment as set forth in the Purchase Agreement. The loss on sale of the FC2 business is $4.3 million, which is the difference between estimated net proceeds of $16.3 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million.

The Purchase Agreement contains a provision for an adjustment to the purchase price, including an adjustment based on the working capital of the FC2 business as of the closing date. The Purchaser was required to deliver its purchase price adjustment calculation within 90 days after the closing date. The Purchaser delivered its calculation in April 2025 and we have disputed its calculation. This dispute has been submitted to an accounting firm for binding resolution pursuant to the terms of the Purchase Agreement. Resolution of that dispute may result in an adjustment to the net proceeds from the FC2 Business Sale and the loss on sale of the FC2 business.

In connection with the FC2 Business Sale, the Company and the Purchaser entered into a transition services agreement (the “TSA”). Under the terms of the TSA, the Company will provide to the Purchaser, on a transitional basis, certain services or functions, including information technology services, facilitating the transition of assignable and non-assignable contracts, and other corporate and administrative matters. Generally, these services will be provided within six months, with certain services related to the transition of IT and technology systems extending up to 12 months and certain services related to the transition of contracts extending up to 32 months. The transition services will be provided at no fees but the TSA provides for the reimbursement of certain out-of-pocket costs. The Company allocated $0.2 million of the purchase price per the Purchase Agreement to the transition services per the TSA, based on an estimate of the fair value of the services to be provided, which was recognized by the Company over a six month period. The Company estimates that any transition services extending beyond six months have a de minimis value.

Pursuant to the terms of the Purchase Agreement, the Company, the Purchaser, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which the Purchaser deposited $0.4 million of the aggregate purchase price of the FC2 Business Sale into an escrow account established with the escrow agent for the following purposes: (1) $0.3 million, from which any adjustment amount requiring payment from the Company to the Purchaser may be recovered upon final determination of such adjustments pursuant to the Purchase Agreement and (2) $0.1 million for certain indemnity obligations, if any, that arise under the Purchase Agreement, to be held for 18 months from the closing date to the extent not subject to a pending indemnity claim. The amounts held in escrow of $0.4 million as of  June 30, 2025 are classified as restricted cash and included within cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheet.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of June 30, 2025.

The following table presents results of discontinued operations for the three and nine months ended June 30, 2025 and 2024. Amounts included in discontinued operations during the three months ended  June 30, 2025 represent changes in estimates.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net revenues	$—	$3,953,870	$4,484,591	$10,229,897

Cost of sales	—	2,615,855	2,900,514	7,063,131

Gross profit	—	1,338,015	1,584,077	3,166,766

Operating expenses	565	1,731,152	1,111,962	5,050,775

Loss on sale of FC2 business	(9,154)	—	(4,253,405)	—

Operating loss	(9,719)	(393,137)	(3,781,290)	(1,884,009)

Non-operating expenses:
Interest expense	—	(127,336)	(164,270)	(437,603)
Change in fair value of derivative liabilities	—	83,000	(3,138,316)	102,000
Other expense, net	—	(28,923)	(31,960)	(68,669)
Total non-operating expenses	—	(73,259)	(3,334,546)	(404,272)

Loss before income taxes	(9,719)	(466,396)	(7,115,836)	(2,288,281)

Income tax expense	—	162,422	78,553	271,985

Net loss from discontinued operations, net of taxes	$(9,719)	$(628,818)	$(7,194,389)	$(2,560,266)

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating and investing cash flows, which includes net proceeds from the sale of FC2, from discontinued operations for the nine months ended June 30, 2025 and 2024 are comprised of the following:

	Nine Months Ended
	June 30,
	2025	2024

Total net cash (used in) provided by operating activities from discontinued operations	$(335,429)	$4,108,879
Total net cash provided by investing activities from discontinued operations	$16,319,881	$(95,901)

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

As September 30, 2024, the Company’s financial liability measured at fair value on a recurring basis, which consisted of an embedded derivative, was classified within Level 3 of the fair value hierarchy. The liability associated with embedded derivatives represented the fair value of the change of control provision in the Residual Royalty Agreement. During the nine months ended June 30, 2025, the Residual Royalty Agreement was terminated and the embedded derivative was extinguished together with the debt. See Note 8 for additional information.

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2025 and 2024:

	Nine Months Ended
	June 30,
	2025	2024

Beginning balance	$1,570,000	$1,331,000
Change in fair value of derivative liabilities	3,138,316	(102,000)
Extinguishments	(4,708,316)	—
Ending balance	$—	$1,229,000

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

The Company also had an investment in equity securities consisting of 142,749 shares of common stock of ONCO (the “ONCO Common Stock”), which were sold during the quarter ended December 31, 2024 for net proceeds of $0.4 million. The value of the ONCO Common Stock was $0.7 million as of September 30, 2024, which was included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet. The Company recognized a loss from the change in fair value of equity securities of $0.3 million during the nine months ended June 30, 2025 and recognized losses from the change in fair value of equity securities of $0.1 million and $0.7 million during the three and nine months ended June 30, 2024, respectively.

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

Property and equipment consisted of the following at June 30, 2025 and September 30, 2024:

	Estimated	June 30,	September 30,
	Useful Life (in years)	2025	2024
Property and equipment:
Office equipment, furniture and fixtures	3 - 7	765,911	765,911
Leasehold improvements	8	199,532	199,532
Total property and equipment		965,443	965,443
Less: accumulated depreciation and amortization		(572,062)	(484,071)
Property and equipment, net		$393,381	$481,372

Depreciation expense was approximately $29,000 and $32,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $88,000 and $95,000 for the nine months ended June 30, 2025 and 2024, respectively.

Note 7 – Goodwill

The carrying amount of goodwill at June 30, 2025 and September 30, 2024 was $6.9 million. There was no change in the balance during the nine months ended June 30, 2025 and 2024.

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

At June 30, 2025 and September 30, 2024, the Residual Royalty Agreement liability consisted of the following:

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

Premium Finance Agreement

On November 1, 2022, the Company entered into a Premium Finance Agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing is payable in eleven monthly installments of principal and interest, beginning on December 1, 2022. The balance of the insurance premium liability was $0.1 million as of September 30, 2023. The last payment was made in October 2023 and there is no balance outstanding as of June 30, 2025 or September 30, 2024.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at June 30, 2025 and September 30, 2024. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at June 30, 2025 and September 30, 2024, and there was no activity during the three and nine months ended June 30, 2025 and 2024.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of June 30, 2025, $109.0 million remains available under that shelf registration statement.

Common Stock

In March 2025, the Company issued 20,000 shares of common stock to a third party consultant for services to be provided over a six month period totaling $98,000. In June 2025, the consulting agreement was terminated and 8,000 shares of common stock were returned to the Company.

On December 18, 2023, we completed an underwritten public offering of 5,270,833 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $7.20 per share. Net proceeds to the Company from this offering were approximately $35.2 million after deducting underwriting discounts and commissions and costs incurred by the Company. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606).

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

Under the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”), provided that on such day the closing sale price per share of the Company’s common stock is not below $2.50 per share, to require Lincoln Park to purchase up to 22,500 shares of the Company’s common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”) provided, however, that (1) the limit on the Regular Purchase Amount will be increased to 25,000 shares, if the closing sale price of the Company’s common stock on the applicable Purchase Date is not below $60.00 and to 27,500 shares, if the closing sale price of the Company’s common stock on the applicable Purchase Date is not below $80.00. Lincoln Park’s committed obligation under each Regular Purchase shall not exceed $2,500,000 or 200,000 Purchase Shares per each Regular Purchase. The share and per share amounts in the Lincoln Park Purchase Agreement are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Lincoln Park Purchase Agreement. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the Company’s common stock during the Purchase Date, or (ii) the average of the three lowest closing sale prices of the Company’s common stock on the 10 consecutive business days ending on the business day immediately preceding such Purchase Date. The Company shall have the right to submit a Regular Purchase notice to Lincoln Park as often as every business day. A Regular Purchase notice is delivered to Lincoln Park after the market has closed (i.e., after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.

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

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the Lincoln Park Purchase Agreement may in no case exceed 1,767,850 shares of the Company’s common stock (which is equal to approximately 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Lincoln Park Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the Lincoln Park Purchase Agreement equals or exceeds $12.60 per share (which represents the Minimum Price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Capital Market immediately preceding the signing of the Lincoln Park Purchase Agreement, such that the transactions contemplated by the Lincoln Park Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules).

During the nine months ended June 30, 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. During the nine months ended June 30, 2024, we sold 180,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through June 30, 2025, we have sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 80,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 as of June 30, 2025 and September 30, 2024 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

At-the-Market Sale Agreement

On May 12, 2023, the Company entered into an Open Market Sale Agreement℠ (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 3,960,907 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). Shares of common stock offered and sold pursuant to the Jefferies Sale Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 12, 2023. On August 19, 2024, the Company delivered notice to Jefferies to terminate the Jefferies Sales Agreement, which was effective on September 3, 2024. As a result of the termination of the Jefferies Sales Agreement, the Company will not issue or sell any additional shares of common stock under the Jefferies Sales Agreement.

During the nine months ended June 30, 2024, we sold 9,016 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to selling, general and administrative expense and research and development expense based on the award holder’s employment function. For the three and nine months ended June 30, 2025 and 2024, we recorded share-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Selling, general and administrative	$1,290,912	$2,310,153	$4,914,586	$7,005,004
Research and development	378,516	758,532	1,662,839	2,077,235
Discontinued operations	—	307,721	(10,049)	1,335,287
Share-based compensation	$1,669,428	$3,376,406	$6,567,376	$10,417,526

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 400,000 shares of common stock under the Inducement Plan and as of June 30, 2025, 400,000 shares are available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 13, 2025, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 2.6 million. As of June 30, 2025, 813,539 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 470,000 shares are authorized for issuance under the 2017 Plan. As of June 30, 2025, 10,168 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense for stock options forfeited during the period of $36,000 and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and a reduction of $0.5 million and $1.5 million during the nine months ended June 30, 2025 and 2024, respectively.

The following table outlines the weighted average assumptions for options granted during the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted Average Assumptions:
Expected volatility	115.3%	109.6%	114.6%	108.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	4.5%	4.0%	4.5%
Expected term (in years)	6.0	6.0	6.0	6.0
Fair value of options granted	$4.32	$13.74	$4.59	$12.16

During the three and nine months ended June 30, 2025 and 2024, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at June 30, 2025:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2024	1,846,243	$45.92
Granted	184,000	$5.36
Exercised	—	$—
Forfeited and expired	(78,175)	$48.70
Outstanding at June 30, 2025	1,952,068	$41.98	5.49	$136,465
Exercisable at June 30, 2025	1,553,904	$46.88	4.61	$8,180

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended June 30, 2025 of $5.82, less the respective weighted average exercise price per share at period end.

As of June 30, 2025, the Company had unrecognized compensation expense of approximately $4.1 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.0 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 5,000 and 14,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $9.50, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of June 30, 2025, vested stock appreciation rights based on 5,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office and office equipment. The Company’s leases have remaining lease terms of less than three years to less than six years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. For one of our office space leases, the Company entered into a sublease, for which it received sublease income. Sublease income was recognized as a reduction to operating lease costs as the sublease is outside of the Company’s normal business operations. This lease, and the related sublease, terminated on October 31, 2023. The Company does not have any leases that have not yet commenced as of June 30, 2025.

The components of the Company’s lease costs were as follows for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$186,233	$186,233	$558,699	$560,689
Short-term lease cost	2,541	2,541	7,623	7,623
Variable lease cost	5,440	1,318	54,009	18,263
Sublease income	—	—	—	(15,148)
Total lease cost	$194,214	$190,092	$620,331	$571,427

The Company paid cash of $572,000 and $565,000 for amounts included in the measurement of operating lease liabilities during the nine months ended June 30, 2025 and 2024, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024.

Other information related to the Company’s leases as of June 30, 2025 and September 30, 2024 was as follows:

	June 30,	September 30,
	2025	2024
Operating Leases
Weighted-average remaining lease term (years)	4.7	5.4
Weighted-average discount rate	7.1%	7.1%

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

On August 5, 2025, the Purchaser filed a complaint in the Superior Court of the State of Delaware (Clear Future, Inc. v. Veru Inc., Case No. N25C-08-066 EMD) against the Company (the “Clear Future Lawsuit”). The complaint alleges that the Company breached certain representations and warranties in the Purchase Agreement for the FC2 Business Sale and otherwise made false representations relating to a customer relationship.  The complaint makes claims for fraud, breach of representations and warranties, indemnification and breach of contract. At this time, the Company is unable to estimate potential losses, if any, related to the Clear Future Lawsuit.

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from ONCO on promissory notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. $1.4 million is included in accounts payable and $2.8 million is included in other liabilities related to this agreement as of June 30, 2025 on the accompanying condensed consolidated balance sheet.

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

A reconciliation of income tax expense, which is zero as a result of the Company’s full valuation allowance for deferred tax assets, and the amount computed by applying the U.S. statutory rate of 21% to loss from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Income tax benefit at U.S. federal statutory rates	$(1,537,851)	$(2,171,412)	$(3,566,933)	$(5,609,213)
State income tax benefit, net of federal benefit	(403,409)	(168,129)	(560,518)	(434,313)
Non-deductible expenses	58,150	2,000	78,763	2,708
U.S. research and development tax credit	6,722	1,109,784	(421,986)	692,784
Effect of change in effective tax rate	554,430	—	554,430	—
Change in valuation allowance	1,321,958	1,227,757	3,916,244	5,348,034
Income tax expense	$—	$—	$—	$—

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

On September 29, 2023, the Company entered into an Amendment to the Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of ONCO Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The ONCO Preferred Stock was convertible by the Company at any time and from time to time from and after one year from the date of issuance of the ONCO Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The ONCO Preferred Stock issued to the Company was initially convertible into an aggregate of approximately 5,709,935 shares of ONCO Common Stock, subject to certain shareholder approval limitations. Shareholder approval was obtained on September 5, 2024. Effective September 24, 2024, ONCO effected a reverse stock split of all the outstanding shares of ONCO Common Stock at a ratio of one-for-forty (1:40). Proportional adjustments were made to the number of shares of ONCO Common Stock issuable upon conversion of the ONCO Preferred Stock, such that the ONCO Preferred Stock was convertible into 142,749 shares of ONCO Common Stock. On September 24, 2024, the Company converted all of its ONCO Preferred Stock into 142,749 shares of ONCO Common Stock and during the nine months ended June 30, 2025, the Company sold all 142,749 shares of ONCO Common Stock for net proceeds of $0.4 million.

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

The Company and ONCO entered into a Waiver and Amendment No. 1 to the Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced above and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%. The Company and ONCO entered into a Limited Waiver, dated March 31, 2025, to extend the maturity date of the April 2024 Promissory Note to April 14, 2025; the Company and ONCO entered into a Limited Waiver, dated April 23, 2025, to extend the maturity date of the April 2024 Promissory Note to June 30, 2025; the Company and ONCO entered into a Limited Waiver, dated June 30, 2025, to extend the maturity dates of the April 2024 Promissory Note and the September 2024 Promissory Note to July 31, 2025; and the Company and ONCO entered into a Limited Waiver, dated July 31, 2025, to extend the maturity dates of the April 2024 Promissory Note and the September 2024 Promissory Note to August 14, 2025. On August 7, 2025, the Company and ONCO entered into an Amended and Restated Promissory Note increasing the principal amount due under the September 2024 Promissory Note to $5.1 million from $5.0 million, after the Company loaned an additional $0.1 million to ONCO.

The Company determined that it was not probable, at the time of the transaction and at June 30, 2025, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain on sale of ENTADFI assets of $0.5 million during the three months ended June 30, 2025 and $2.2 million and $1.0 million during the nine months ended June 30, 2025 and 2024, respectively, for the nonrefundable consideration received during each period. Additional gain could be recognized in future periods if additional consideration is received or when it is deemed probable that substantially all of the consideration promised will be collected. The Company will continue to evaluate the collectability of the ONCO Promissory Notes for future installments of the purchase price.

Note 16 – Subsequent Events

Reverse Stock Split

On August 8, 2025, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock. As a result of the reverse split, each 10 shares of issued and outstanding common stock were automatically converted into one share of common stock. The reverse stock split did not change the total number of shares authorized or par value per share. The reverse stock split was approved by the Company’s shareholders on July 25, 2025.

All share and per share amounts presented in these condensed consolidated financial statements and accompanying notes and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to shares issued and outstanding, loss per share, and stock options and stock appreciation rights, as well as the dollar amounts of common stock and paid-in-capital, have been retroactively adjusted for all periods presented. No fractional shares were issued in connection with the reverse stock split. Shareholders who would have otherwise been entitled to receive fractional shares as a result of the reverse stock split received a cash payment in lieu thereof, based on the closing price of the Company’s common stock on August 7, 2025.

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

Obesity Program

In reported third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle) mass. Of the total weight loss reported in certain of these third-party clinical trials, 20-50% of the total weight loss reported by patients was attributable to lean mass (muscle) loss. According to the Centers for Disease Control and Prevention, 41.5% of older adults are obese and could benefit from weight loss medication. Up to 34.4% of people over the age of 60 with obesity in the United States have sarcopenic obesity. Sarcopenic obese patients are patients who have obesity and low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. We therefore believe there is an urgent unmet need for a drug that can ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for greater loss of fat mass in at-risk sarcopenic obese and overweight older patients.

We are developing enobosarm which is an oral, novel SARM that has demonstrated in previous clinical studies improvements in body composition with tissue selective increases in lean mass and decreases in fat mass, improvements in both muscle strength and physical function, no masculinizing effects in women, and neutral prostate effects in men.

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

We believe the clinical data we own that was generated from third-party clinical trials of enobosarm in both older patients and in patients with initial and ongoing muscle wasting, provide strong clinical rationale for the co-administration of enobosarm and a GLP-1 RA in at-risk sarcopenic obese or overweight older patients as the combination has the potential to ameliorate the muscle wasting effects of currently approved GLP-1 RA therapies and also allow for preferential and selective loss of fat mass.

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

After completing the efficacy dose-assessment portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b extension maintenance trial where all patients have stopped treatment with semaglutide (Wegovy), but continue taking placebo, enobosarm 3mg, or enobosarm 6mg in a blinded fashion for 12 additional weeks. The Phase 2b extension clinical trial evaluated whether enobosarm can maintain muscle and prevent the fat regain that generally occurs after discontinuing a GLP-1 RA.

The Phase 2b QUALITY study is the first human study to report the effects of a muscle preservation drug candidate on body composition in older patients who have obesity or are overweight and receiving a GLP-1 receptor agonist. The trial met its prespecified primary endpoint with a statistically significant and a clinically meaningful benefit in the preservation of total lean body mass in all patients receiving enobosarm 3mg + semaglutide versus placebo + semaglutide at 16 weeks (100% relative reduction in lean mass loss, p<0.001).

As for secondary clinical endpoints, enobosarm + semaglutide treatment resulted in dose dependent greater loss of fat mass compared to placebo + semaglutide with the enobosarm 6mg dose having a 42% greater relative loss of fat mass compared to placebo + semaglutide group at 16 weeks (p=0.017) and the enobosarm 3mg having a 12% greater fat loss. Although enobosarm + semaglutide significantly preserved lean mass, the additional loss of fat mass caused by enobosarm treatment was able to replace the lean mass preserved to allow a similar net mean weight loss measured by DEXA with semaglutide at 16 weeks. Accordingly, the tissue composition of the total weight loss shifted to greater and selective loss of fat with enobosarm treatment. The mean percentage of total body mass loss in the placebo + semaglutide group that was due to lean mass was 34% and estimated fat loss was 66%. In contrast, in the enobosarm 3mg + semaglutide group, the total weight loss due to lean mass was 0% and estimated fat loss was 100%, and for the enobosarm 6mg + semaglutide group, it was 16.7% lean mass and 83.3% estimated fat loss. Therefore, enobosarm + semaglutide improved changes in body composition resulting in more selective and greater loss of adiposity than in subjects receiving placebo + semaglutide.

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

●	Phase 2b QUALITY clinical trial is the first human study to demonstrate that older patients who are overweight or have obesity receiving semaglutide GLP-1 RA are at higher risk for accelerated loss of lean mass with physical function decline. A responder analysis was conducted using a greater than 10% decline in stair climb power as the cut off at 16 weeks which represents an approximate 7 to 8 year loss of stair climb power that naturally occurs with aging. In our study, the loss of lean mass mattered as 43.8% of patients on placebo + semaglutide group had at least a 10% decline in stair climb power physical function at 16 weeks.

●	Enobosarm treatment preserved lean mass (muscle) which translated into a reduction in the proportion of patients that had a clinically significant stair climb physical function decline versus subjects receiving semaglutide alone. The all enobosarm 3mg + semaglutide group had a statistically significant and clinically meaningfully 59.8% relative reduction in the proportion of subjects that lost at least 10% stair climb power compared to placebo + semaglutide group (p=0.0006). In enobosarm 6mg + semaglutide, there was a 44.1% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.051).

Enobosarm represents a novel drug that improves GLP-1 RA therapy resulting in tissue selective quality weight reduction, that is, enobosarm + semaglutide improved changes in body composition which resulted in more selective and greater loss of adiposity (fat mass) than in subjects receiving placebo + semaglutide alone.

On May 28, 2025, we announced positive topline safety results for the Phase 2b QUALITY clinical study that showed the enobosarm + semaglutide combination had a positive safety profile compared to semaglutide alone. There were no increases in gastrointestinal side effects, no evidence of drug induced liver injury (as defined by Hy’s law), and no increases in obstructive sleep apnea at any dose of enobosarm compared to placebo (semaglutide alone). There were no adverse events of increases in prostate specific antigen in men. There were no adverse events related to masculinization in women. There were no reports of suicidal ideation observed (Columbia-Suicide Severity Rating Scale). Enobosarm 3mg + semaglutide combination had the added benefit of fewer gastrointestinal side effects (diarrhea, nausea, and gastroesophageal reflux disease) compared to semaglutide alone. There were five non-treatment related serious adverse events equally distributed between the treatment groups. At the proposed Phase 3 clinical program dose of enobosarm 3mg, one subject experienced an adverse event of transient, mild increase in alanine aminotransferase, which returned to baseline while remaining on enobosarm. There were no accompanying increases in aspartate aminotransferase, alkaline phosphatase, or total bilirubin.

Phase 2b Extension Maintenance Study

After completing the efficacy dose-finding portion of the Phase 2b QUALITY clinical trial, participants continued into a Phase 2b maintenance extension study where all patients discontinued semaglutide treatment, but continued receiving placebo, enobosarm 3mg, or enobosarm 6mg as monotherapy in a double-blind fashion for 12 weeks. On June 24, 2025, we announced positive results from the Phase 2b QUALITY and Maintenance Extension clinical study.

At the end of the Phase 2b QUALITY study active weight loss period of 16 weeks, body weight loss was similar across treatment groups with the semaglutide + placebo group losing an average of 11.88 lbs. After the 12-week Maintenance and Extension study period (Day 112 to Day 196) where all treatment groups discontinued semaglutide, the placebo monotherapy group regained 43% of body weight that was previously lost during the Phase 2b QUALITY for a mean percent change of 2.57% (5.06 lbs) in body weight, compared to 1.41% (2.73 lbs) for the 3mg enobosarm group (p=0.038) and 2.87% (5.29lbs) for the 6mg enobosarm group. The 3mg enobosarm monotherapy significantly reduced the body weight regained by 46%. On average, the placebo monotherapy group regained 2.27% in fat mass, while the enobosarm monotherapy cohorts had a loss of fat mass of -0.27% for the 3mg and -0.50% for the 6mg doses. The mean tissue composition of body weight regained was 28% fat and 72% lean mass in the placebo group, versus 0% fat and 100% lean mass in both the 3mg and the 6mg enobosarm groups.  By the end of the study at 28 weeks (Day 1 to Day 196), the placebo + semaglutide followed by placebo monotherapy group experienced a loss of lean mass, while both enobosarm + semaglutide followed by enobosarm monotherapy groups (3 mg and 6 mg doses) significantly preserved more than 100% of lean mass (enobosarm 3mg p<0.001 and enobosarm 6mg p=0.004). The enobosarm + semaglutide followed by enobosarm monotherapy patients had a 58% greater loss of fat with enobosarm 3mg (p=0.085) and a 93% greater loss of fat with enobosarm 6mg (p=0.008) compared to placebo + semaglutide followed by placebo monotherapy.

In the double-blind Phase 2b QUALITY Maintenance Extension clinical trial (Day 112-196), enobosarm monotherapy had a positive safety profile. After discontinuation of semaglutide, there were essentially no gastrointestinal side effects, no evidence of drug induced liver injury (by Hy’s law), and no increases in obstructive sleep apnea observed at any dose of enobosarm compared to placebo monotherapy. There were no adverse events of increases in prostate specific antigen in men. There were no adverse events related to masculinization in women. There were no reports of suicidal ideation observed (Columbia-Suicide Severity Rating Scale). The proposed Phase 3 clinical program dose of enobosarm 3mg continued to have a positive safety profile in the Phase 2b maintenance extension clinical trial.

The Phase 2b QUALITY and Maintenance Extension clinical trial confirmed that preserving lean mass with enobosarm plus semaglutide led to greater fat loss during the active weight loss period, and after semaglutide was discontinued, enobosarm monotherapy significantly prevented the regain of both weight and fat mass during the maintenance period such that by end of study there was greater loss of fat mass while preserving lean mass for a higher quality weight reduction compared to the placebo group.

Regulatory Next Steps

We have been granted a meeting with the FDA to discuss our planned Phase 3 clinical program for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA for chronic weight management. During the preIND FDA meeting, the FDA provided general comments about a regulatory path forward for enobosarm as a drug that improves body composition during weight loss including input on Phase 3 clinical program design.

As a path forward, we plan to propose a Phase 3 clinical program that is similar to the positive Phase 2b QUALITY clinical trial. The proposed Phase 3 clinical trial design is a double-blind, placebo-controlled study in patients 60 years of age and older who have obesity or who are overweight and who are eligible for treatment with GLP-1 RA. The GLP-1 RA may be either WEGOVY (semaglutide) and/or Zepbound® (tirzepatide). Patients will be randomized to oral daily enobosarm or matching placebo. All subjects will start and receive GLP-1 RA during the study. The proposed primary objective will be the effect of enobosarm on physical function measured by the Stair Climb Test at 24 weeks. Proposed key secondary objectives will be to assess the effect of enobosarm on total lean mass, total fat mass, HOMA-IR, and hemoglobin A1c at 24 weeks.

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

Novel Modified Release Oral Enobosarm Formulation is on Track to be Available for Phase 3 Clinical Studies and Commercialization

Veru is currently developing a novel, patentable, modified release oral formulation for enobosarm. The actual formulation, pharmacokinetic release profile(s), and method of manufacturing will be the subjects of future patent applications. If issued, the expiry for the new modified release oral enobosarm formulation patent is expected to be 2045. The new enobosarm formulation has completed the initial Phase 1 bioavailability clinical trial in July 2025. The expectation is that this novel modified release oral enobosarm formulation will be available for the Phase 3 clinical studies and for commercialization.

In a pilot pharmacokinetic study, the new modified release formulation resulted in a significant reduction in maximum plasma concentration (Cmax), a delayed time to maximum plasma concentration (Tmax), a distinct secondary peak, and similar extent of absorption (AUC) compared to historical values for enobosarm immediate release capsules.

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

Given the recent positive topline results from the Phase 2b QUALITY study evaluating enobosarm as a cardiometabolic agent that has the potential to preserve muscle and augment fat loss in overweight and obese patients receiving GLP-1 RA therapy for weight reduction, Veru has evolved its drug development strategy for sabizabulin and is exploring the possibility of the clinical development of sabizabulin, a novel oral broad anti-inflammatory agent, for the treatment of inflammation in atherosclerotic cardiovascular disease. The Company’s decision to explore this major cardiometabolic indication was based on the significant unmet medical need to treat inflammation in atherosclerotic cardiovascular disease, the large global market opportunity, current clinical and safety sabizabulin database of 266 patients, high probability of success of the drug’s mechanism of action which is similar to colchicine, and strong intellectual property position. Furthermore, we believe sabizabulin may be evaluated in a small Phase 2 dose finding proof of concept study to assess whether sabizabulin reduces blood levels of high sensitivity C-reactive protein, a measurement of inflammation, in patients with stable CAD.

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

Veru had a pre-IND meeting with the FDA Division of Cardiology and Nephrology Center for Drug Evaluation and Research on December 26, 2024. The indication for discussion was the use of sabizabulin to slow progression or promote regression of atherosclerotic disease in patients with a history of coronary artery disease. The FDA agreed that there remains an unmet medical need based on disease pathophysiology. Veru currently has sufficient drug substance to supply the proposed Phase 2 clinical study in patients with stable CAD to measure levels of high sensitivity C-reactive protein.

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

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement. The adjustments to the purchase price in the Purchase Agreement include a customary working capital adjustment in 90 days from closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale are expected to be $16.3 million, which is the purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, estimated purchase price adjustments of $0.1 million, and amounts allocated to the related Transition Services Agreement of $0.2 million, but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million. These net proceeds are subject to adjustment as set forth in the Purchase Agreement. The loss on sale of the FC2 business is $4.3 million, which is the difference between estimated net proceeds of $16.3 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million. In addition, due to the FC2 Business Sale, liabilities associated with the Residual Royalty Agreement, which totaled $9.9 million at September 30, 2024, were extinguished.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of June 30, 2025.

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

ONCO agreed in the Forbearance Agreement to make the following required payments (the “Required Payments”) to Veru during the April 2024 Forbearance Period first to accrued and unpaid interest under the April 2024 Promissory Note and then any remainder to the outstanding principal balance of the April 2024 Promissory Note: (1) monthly payments equal to 25% (increased from 15% in the original April 24, 2024 Forbearance Agreement) of cash receipts of ONCO or its subsidiaries from certain sale or licensing revenues or payments, which increased amount began on October 20, 2024 for cash receipts in September 2024; and (2) payment of 20% (increased from 10% in the original April 24, 2024 Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by ONCO or any of its subsidiaries during the April 24 Forbearance Period, which increased amount began for any net proceeds received after September 19, 2024. The remaining balance of the April 2024 Promissory Note will be due at the end of the April 2024 Forbearance Period. The remaining balance of the April 2024 Promissory Note will be due at the end of the Forbearance Period. The Company and ONCO entered into a Waiver and Amendment No. 1 to Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced in clause (1) above in this paragraph and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%. The Company and ONCO entered into a Limited Waiver, dated March 31, 2025, to extend the maturity date of the April 2024 Promissory Note to April 14, 2025; the Company and ONCO entered into a Limited Waiver, dated April 23, 2025, to extend the maturity date of the April 2024 Promissory Note to June 30, 2025; the Company and ONCO entered into a Limited Waiver, dated June 30, 2025, to extend the maturity date of the April 2024 Promissory Note to July 31, 2025; and the Company and ONCO entered into a Limited Waiver, dated July 31, 2025, to extend the maturity date of the April 2024 Promissory Note to August 14, 2025.

ONCO and the Company also agreed to the following amendments to the September 2024 Promissory Note in the Forbearance Agreement: (1) the maturity date of the September 2024 Promissory Note was extended to June 30, 2025; (2) the accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September 2024 Promissory Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September 2024 Promissory Note is paid in full; (3) any amounts owed on the September 2024 Promissory Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of ONCO and the Company, in shares of the ONCO common stock or a combination of cash and ONCO common stock; (4) following full repayment of all principal and interest under the April 2024 Promissory Note, ONCO will make the Required Payments first towards accrued and unpaid interest under the September 2024 Promissory Note and then towards the remaining principal balance payable under the September 2024 Promissory Note; and (5) if the aggregate unpaid principal outstanding under the April 2024 Promissory Note and the September 2024 Promissory Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September 2024 Promissory Note that will be payable by ONCO in satisfaction of its obligations under the September 2024 Promissory Note will be reduced from $5,000,000 to $3,500,000. The Company and ONCO entered into a Limited Waiver, dated June 30, 2025, to extend the maturity date of the September 2024 Promissory Note to July 31, 2025 and the Company and ONCO entered into a Limited Waiver, dated July 31, 2025, to extend the maturity of the September 2024 Promissory Note to August 14, 2025. On August 7, 2025, the Company and ONCO entered into an Amended and Restated Promissory Note increasing the principal amount due under the September 2024 Promissory Note to $5.1 million from $5.0 million, after the Company loaned an additional $0.1 million to ONCO.

Consolidated Operations:

Operating Expenses.  Conducting research and development is central to our drug development programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $3.0 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and $12.7 million and $9.5 million for the nine months ended June 30, 2025 and 2024, respectively. The expenses incurred in the three and nine months ended June 30, 2025 are primarily due to the Phase 2b QUALITY clinical trial. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED June 30, 2025 COMPARED TO THREE MONTHS ENDED June 30, 2024

Research and development expenses decreased to $3.0 million in the three months ended June 30, 2025 from $4.8 million in the same period in fiscal 2024. The decrease in research and development expenses is due primarily to the wind down of the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss, which was completed during the quarter ended June 30, 2025. The Company initiated the Phase 2b QUALITY clinical study during the quarter ended June 30, 2024.

Selling, general and administrative expenses were $5.0 million in the three months ended June 30, 2025, which is a  decrease from $5.8 million in the three months ended June 30, 2024. The decrease is due primarily to a decrease in corporate personnel costs, due to a decrease in share-based compensation expense of $1.0 million.

The Company recorded a gain on sale of ENTADFI assets of $0.5 million in the three months ended June 30, 2025, compared to  $0.1 million in the three months ended June 30, 2024. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. Refer to Note 15 to the financial statements included in this report for additional information.

The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 business of  $10,000 for the three months ended June 30, 2025, compared with  $0.6 million for the three months ended June 30, 2024. The net loss from discontinued operations during the three months ended June 30, 2025 is due to changes in estimates made at the time the FC2 business was sold. The net loss from discontinued operations in the three months ended June 30, 2024 is attributable to the operations of the FC2 business during that period.

nine MONTHS ENDED June 30, 2025 COMPARED TO nine MONTHS ENDED June 30, 2024

Research and development expenses increased to $12.7 million in the nine months ended June 30, 2025 from $9.5 million in the same period in fiscal 2024. The increase is due to an increase of $4.5 million incurred related to the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss, partially offset by a decrease in expenditures related to the Company’s other drug development programs that were terminated in previous years.

Selling, general and administrative expenses were $15.4 million in the nine months ended June 30, 2025, which is a decrease from $18.4 million in the nine months ended June 30, 2024. The decrease is due primarily to a decrease in corporate personnel costs, due to a decrease in share-based compensation expense of $2.6 million.

The Company recorded a gain on sale of ENTADFI assets of $2.2 million in the nine months ended June 30, 2025, an increase from the gain of $1.0 million in the nine months ended June 30, 2024. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. Refer to Note 15 to the financial statements included in this report for additional information.

The Company recorded a gain on extinguishment of debt of $8.6 million in the nine months ended June 30, 2025, related to the termination of the Residual Royalty Agreement, in connection with the FC2 Business Sale. The gain is the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt of $12.8 million, which included an embedded derivative for the change of control provision at fair value of $4.7 million.

The loss associated with the change in fair value of equity securities for the nine months ended June 30, 2025 was $0.3 million compared with the $0.7 million loss for the nine months ended June 30, 2024. This is due to the change in fair value of the shares of ONCO Preferred Stock or ONCO Common Stock, which were sold during the nine months ended June 30, 2025. Refer to Note 4 to the financial statements included in this report for additional information.

The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 business of $7.2 million for the nine months ended June 30, 2025, which includes a loss on the sale of the FC2 business of $4.3 million, compared with $2.6 million for the nine months ended June 30, 2024. The increase in the net loss from discontinued operations of $4.6 million is due primarily to the loss on the sale of the FC2 business of $4.3 million as well as an increase in the loss from the change in fair value of derivative liabilities of $3.2 million, partially offset by a decrease in operating expenses of $3.9 million.

Liquidity and Sources of Capital

Liquidity

Our cash, cash equivalents, and restricted cash on hand at June 30, 2025 was $15.0 million, compared to $24.9 million at September 30, 2024. Restricted cash included in this balance is $0.4 million at June 30, 2025, for amounts held in escrow related to the FC2 Business Sale, compared to zero at September 30, 2024. At June 30, 2025, the Company had working capital of $9.5 million and stockholders’ equity of $15.3 million compared to working capital of $23.4 million and stockholders’ equity of $32.3 million as of September 30, 2024. The decrease in working capital is due to the decrease in cash, cash equivalents, and restricted cash of $9.9 million and a decrease in working capital of discontinued operations, related to the FC2 Business, of $6.1 million at September 30, 2024, which was partially offset by a decrease in accrued compensation of $1.7 million and the extinguishment of the residual royalty agreement liability, which had a current balance of $1.0 million at September 30, 2024.

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

Operating activities

Operating activities used cash of $24.6 million in the nine months ended June 30, 2025. Cash used in operating activities included net loss of $24.2 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $3.9 million and changes in operating assets and liabilities resulting in a decrease of $4.3 million. Adjustments to net loss primarily consisted of $6.6 million for share-based compensation, $4.3 million for the loss on sale of the FC2 business, $3.1 million for the change in fair value of derivative liabilities, partially offset by the gain on extinguishment of debt of $8.6 million and the gain on sale of ENTADFI assets of $2.2 million. The decrease in cash from changes in operating assets and liabilities primarily included a decrease in accrued expenses and other current liabilities of $1.9 million and a decrease in accounts payable of $1.9 million.

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating cash flows of discontinued operations for the nine months ended June 30, 2025 and 2024 are outflows of $0.3 million and inflows of $4.1 million, respectively.

Investing activities

Net cash provided by investing activities was $18.9 million in the nine months ended June 30, 2025, and primarily consisted of net proceeds of $16.3 million from the sale of the FC2 business, proceeds of $2.2 million from the sale of ENTADFI assets, and proceeds of $0.4 million from the sale of equity securities.

Net cash used in investing activities was $15,000 during the nine months ended June 30, 2024, and consisted of proceeds of $110,000 from the sale of ENTADFI assets, partially offset by $95,000 of capital expenditures primarily at our Malaysia location, related to the FC2 business.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total investing cash flows of discontinued operations for the nine months ended June 30, 2025 and 2024 are inflows of $16.3 million, which includes net proceeds from the sale of the FC2 business, and outflows of $96,000, respectively.

Financing activities

Net cash used in financing activities in the nine months ended June 30, 2025 was $4.2 million, and consisted of a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, which terminated the Residual Royalty Agreement and extinguished the related debt.

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

Excluding the change of control payment, the Company made total payments under the Residual Royalty Agreement of $0.3 million and $0.5 million during the nine months ended June 30, 2025 and 2024, respectively. The Company is not required to make any additional payments under the Residual Royalty Agreement.

Common Stock Offering

On December 18, 2023, we completed an underwritten public offering of 5,270,833 shares of our common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $7.20 per share. Net proceeds to the Company from this offering were approximately $35.2 million after deducting underwriting discounts and commissions and costs paid by the Company. All of the shares sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606).

Lincoln Park Capital Fund, LLC Purchase Agreement

On May 2, 2023, the Company entered into a common stock purchase agreement (as amended, the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, to sell to Lincoln Park up to $100.0 million of shares (the “Purchase Shares”) of the Company’s common stock over the 36-month term of the Lincoln Park Purchase Agreement. On the date the Company executed the Lincoln Park Purchase Agreement, we also issued 80,000 shares of the Company’s common stock to Lincoln Park as an initial fee for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the Lincoln Park Purchase Agreement, and we are obligated to issue $1.0 million of shares of the Company’s common stock at the time Lincoln Park’s purchases cumulatively reach an aggregate amount of $50.0 million (such shares, collectively, the “Commitment Shares”). On December 13, 2023, the Company entered into an amendment (the “Lincoln Park Amendment”) with Lincoln Park to reduce the amount of shares of common stock subject to the registration from $100.0 million to $50.0 million until the Company has sold at least $50.0 million of shares of common stock under the Lincoln Park Purchase Agreement. The Purchase Shares up to $50.0 million and Commitment Shares under the Lincoln Park Purchase Agreement have been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-270606), and a related prospectus supplement that was filed with the SEC on May 3, 2023, as further supplemented on December 13, 2023 to reflect the Lincoln Park Amendment.

During the nine months ended June 30, 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. During the nine months ended June 30, 2024, we sold 180,000 shares of common stock to Lincoln Park resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $164,000 of deferred costs to additional paid-in capital. Since inception of the Lincoln Park Purchase Agreement through June 30, 2025, we have sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

Open Market Sale Agreement with Jefferies LLC

On May 12, 2023, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could issue and sell, from time to time, through Jefferies, shares of the Company’s common stock, with an aggregate value of up to $75 million (not to exceed the lesser of 3,960,907 shares of common stock or the number of authorized, unissued and available shares of common stock at any time). On August 19, 2024, the Company delivered notice to Jefferies to terminate the Jefferies Sales Agreement, which was effective on September 3, 2024. As a result of the termination of the Jefferies Sales Agreement, the Company will not issue or sell any additional shares of common stock under the Jefferies Sales Agreement

During the nine months ended June 30, 2024, we sold 9,016 shares of common stock under the Jefferies Sales Agreement resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through the date the Jefferies Sales Agreement was terminated, we sold 136,742 shares of common stock resulting in net proceeds to the Company of $1.1 million.

Fair Value Measurements

As of September 30, 2024, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represented the fair value of the change of control provision in the Residual Royalty Agreement. During the nine months ended June 30, 2025, the Residual Royalty Agreement was terminated and the embedded derivative was extinguished together with the debt. See Note 8 to the financial statements included in this report for additional information.

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
●

There are risks and uncertainties associated with the sale of the FC2 business, including those related to outstanding litigation or other claims by or disputes with the Purchaser of the FC2 business, which could result in substantial legal fees or damages and may divert management’s time and attention from our business.

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

●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of our competitors.
●	We may need to file lawsuits or take other actions to protect or enforce our intellectual property rights.
●	We may fail to protect the confidentiality of commercially sensitive information.

Risks Related to Ownership of Our Common Stock

●	Ownership in our common stock is highly concentrated and your ability to influence corporate matters may be limited as a result.
●	If our stock price declines, we may be subject to delisting from the Nasdaq Capital Market.
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

Our future prospects are substantially dependent on our ability to successfully advance the development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA.  We have conducted a Phase 2b multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and have announced topline results from the Phase 2b clinical study as well as complete unblinded safety data and topline data from a Phase 2b extension study. We have been granted a meeting with the FDA to discuss our planned Phase 3 clinical program for enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA for chronic weight management. We will need to raise additional capital to conduct this Phase 3 clinical program, which may not be available when needed or on terms acceptable to us, and if the FDA does not accept our planned Phase 3 trial design, the costs of the Phase 3 trial may exceed our expectations. As a result, we may be forced to abandon our development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in sarcopenic obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness. There can be no assurances that the FDA will accept our proposed Phase 3 trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for any application.

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

There is uncertainty as to whether and when we will receive any future installment payments of purchase price under the ONCO Promissory Notes or sales milestone payments under the Asset Purchase Agreement, and there is a risk of a future default by ONCO in performing its payment obligations, and we do not have a security interest in any of ONCO's assets and accordingly would be an unsecured creditor in the event that ONCO defaulted. We received payment of $1.0 million on September 29, 2023 and total payments of $0.3 million during the year ended September 30, 2024 from ONCO pursuant to the ONCO Promissory Notes. We have entered into the Forbearance Agreement with ONCO, relating to certain defaults under the ONCO Promissory Notes, and have also agreed to extend the due dates for the ONCO Promissory Notes to August 14, 2025.  ONCO is required to make the Required Payments towards the outstanding balance of the ONCO Promissory Notes during the period prior to the new due date. There can be no assurance as to (1) whether and when we will receive any payments pursuant to the terms of the Forbearance Agreement or otherwise under the ONCO Promissory Notes or any sales milestone payments under the Asset Purchase Agreement, and (2) the extent of the risk of a future default by ONCO in performing its payment or other obligations under the Forbearance Agreement and the ONCO Promissory Notes. If ONCO fails to pay the outstanding ONCO Promissory Notes when due or an event of default under the ONCO Promissory Notes or the Forbearance Agreement otherwise occurs, we may, among other things, declare the full amount outstanding to be due and sue to collect the ONCO Promissory Notes, which actions may force ONCO into bankruptcy. There can be no assurance as to whether we would be able to collect any amounts due under the ONCO Promissory Notes if ONCO files for bankruptcy.

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

We have a concentration of accounts receivable at The Pill Club, with $3.9 million of accounts receivable as of June 30, 2025. On April 18, 2023, The Pill Club filed for Chapter 11 bankruptcy and its assets were sold in June 2023 to satisfy a secured creditor. After the FC2 Business Sale, we retained our claims against The Pill Club for these receivables that have been filed with The Pill Club bankruptcy estate and we will continue to pursue payment for as much of the receivables as possible but based on the amount of the claims of other unsecured creditors and the limited assets remaining in The Pill Club bankruptcy estate it is unlikely that we will recover any of these receivables. We recorded in fiscal 2023 and maintain as of June 30, 2025 an allowance for credit losses of $3.9 million due to The Pill Club’s Chapter 11 bankruptcy filing in April 2023.

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

There are risks and uncertainties associated with the sale of the FC2 business, including those related to outstanding litigation or other claims by or disputes with the Purchaser of the FC2 business, which could result in substantial legal fees or damages and may divert management’s time and attention from our business.

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

The Purchase Agreement contains a provision for an adjustment to the purchase price, including an adjustment based on the working capital of the FC2 business as of the closing date.  The Purchaser was required to deliver its purchase price adjustment calculation within 90 days after the closing date.  The Purchaser delivered its calculation in April 2025 and we have disputed its calculation.  This dispute has been submitted to an accounting firm for binding resolution pursuant to the terms of the Purchase Agreement.

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

We have also agreed to indemnify the Purchaser against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the Purchase Agreement and related documents. Any event that results in a right for the Purchaser to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations. On August 5, 2025, the Purchaser filed a complaint in the Superior Court of the State of Delaware (the “Clear Future Lawsuit”) alleging that we breached certain representations and warranties in the Purchase Agreement and otherwise made false representations relating to a customer relationship. The complaint makes claims for fraud, breach of representations and warranties, indemnification and breach of contract. Although our potential exposure to the Purchaser for any claims of breach of these representations and warranties is limited to $54,000 except in the case of fraud, we may incur substantial legal fees and costs and such limit will not apply if the Purchaser prevails in its claims for fraud. In June 2025, the Purchaser delivered a demand for indemnification under the Purchase Agreement, which alleged that we are responsible to indemnify the Purchaser for a pre-closing tax liability of approximately $137,000.

We may incur significant legal and other fees and costs to resolve these disputes with the Purchaser. In addition, monitoring and defending against the Clear Future Lawsuit and any other legal claims or resulting litigation or other dispute resolution processes is time-consuming for management and detracts from our ability to fully focus our internal resources on our business activities. We are not currently able to estimate the possible cost to us from these matters, as these matters are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in the payment of substantial damages, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

As of August 7, 2025, our executive officers and directors collectively beneficially owned approximately 15.3% of the outstanding shares of our common stock, including approximately 6.8% beneficially owned by Mitchell Steiner, M.D., our Chairman, President and Chief Executive Officer, and 6.2% beneficially owned by Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

If our stock price declines, we may be subject to delisting from the Nasdaq Capital Market.

Rule 5550(a)(2) of the Nasdaq Listing Rules requires the closing bid price of our common stock to be greater than $1.00 per share.  On August 29, 2024, we received a letter (the “Original Deficiency Letter”) from The Nasdaq Stock Market, LLC ("Nasdaq") notifying us that we had fallen below compliance with this listing standard and providing us with a period of 180 calendar days from the date of notification to regain compliance with the minimum bid price requirement, which was subsequently extended to August 25, 2025.  On August 8, 2025, we effected a 1-for-10 reverse stock split of all of our issued and outstanding shares of common stock (the “Reverse Stock Split”).  In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock after the Reverse Stock Split must exceed $1.00 per share for a period of ten consecutive trading days.

Even if we regain compliance with the minimum bid price requirement, if the closing bid price of our common stock subsequently is less than $1.00 per share for 10 consecutive trading days, we may receive another deficiency letter from Nasdaq stating that our common stock will be delisted unless we are able to regain compliance with the minimum bid price requirement.  We cannot assure you that our stock price will continue to trade above $1.00 per share or otherwise meet the Nasdaq listing requirements and therefore our common stock may in the future be subject to delisting. The continuing effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied.

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

The trading price of our common stock has been volatile and may continue to be volatile. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	our failure to meet market expectations for our performance;
●	the timing of announcements by us or our competitors concerning significant product developments, acquisitions, or financial performance;
●	adverse results or delays in our clinical trials for our drug candidates;
●	changes in laws or regulations applicable to our business;
●	competition from new products that may emerge;
●	actual or anticipated fluctuations in our financial condition or operating results;
●	substantial sales of our common stock;
●	the market reaction to the Reverse Stock Split;
●	issuance of new or updated research reports from securities analysts;
●	announcement or expectation of additional debt or equity financing efforts;
●	additions or departures of key personnel;
●	general stock market conditions;
●	attacks by short sellers or substantial short interest in our common stock; or
●	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

A substantial number of shares may be sold in the market, which may depress the market price for our common stock.

Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options, shares of common stock we may issue under our current common stock purchase agreement with Lincoln Park, including 302,500 shares of common stock that we have issued under our current common stock purchase agreement with Lincoln Park through the date of this report. These shares can be freely sold in the public market upon issuance.

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

3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company effecting the Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on August 12, 2025).

3.11	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, and 3.10).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws (included in Exhibit 3.11).

10.1	Limited Waiver, dated as of June 30, 2025, between the Company and Onconetix, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). *, **

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: August 12, 2025

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: August 12, 2025

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer