Form 10-K
period 2025-09-30
VERU INC.
filed 2025-12-17
CIK 863894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2025, was approximately $64.1 million based on the per share closing price as of March 31, 2025 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $4.90.

There were 16,050,320 shares of the registrant’s common stock, $0.01 par value per share outstanding on December 12, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2026 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

VERU INC.

As used in this report, the terms “we,” “us,” “our,” “Veru” and the “Company” mean Veru Inc. and its subsidiaries collectively, unless the context indicates another meaning, and the term “common stock” means shares of our common stock, par value of $0.01 per share.

All trademarks, service marks or trade names appearing in this report are the property of their respective owners. We do not intend the use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of or by, any of these other companies.

FORWARD LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about our financial condition or business, our development and commercialization plans relating to our product candidates and products, including any potential development or commercialization of enobosarm as a drug candidate that preserves muscle mass and augments fat loss in patients receiving a glucagon-like peptide-1 receptor agonist (“GLP-1 RA”) for greater amount and higher quality weight loss for the treatment of obesity and sabizabulin to treat cardiovascular atherosclerotic disease to reduce major cardiovascular events, future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, royalty payments, outcome of litigation and other contingencies, financial condition, results of operations, liquidity, cost savings, our ability to continue as a going concern, objectives of management, business strategies, clinical trial timing, plans and results, the achievement of clinical and commercial milestones, the advancement of our technologies and our products and drug candidates, our intellectual property strategy and whether any products may be patented, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

●

potential delays in the timing of and results from clinical trials and studies, including potential delays in the recruitment of patients and their ability to effectively participate in such trials and studies, the potential suspension or termination of any such trials or studies, and the risk that such results will not support marketing approval or commercialization in the United States or in any foreign country;

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

●	although we have sought and received feedback from the FDA on the designs of our clinical trials and intend to continue to do so, the FDA may ultimately disagree that our trials support approval;
●	potential delays in the timing of approval by the FDA or any other regulatory authority of the release of manufactured lots of approved products;
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

●	risks that our business could be negatively impacted by disruptions at the FDA or other government agencies, including as a result of a shutdown of the U.S. government;
●	risks related to our ability to obtain sufficient financing on acceptable terms when needed to fund product development and our operations and to enable us to continue as a going concern;
●	we may not receive any additional funds upon the exercise of outstanding warrants;
●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
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

●	all of our products are in development and we may fail to obtain regulatory approval for or successfully commercialize such products;
●

risks related to intellectual property, including the uncertainty of obtaining intellectual property protections and in enforcing them, the possibility of infringing a third party’s intellectual property, and licensing risks, and the Company’s ability to fund any enforcement or defense of its intellectual property rights;

●

competition from existing and new competitors with respect to our products in development, if approved, including the potential for reduced sales, pressure on pricing, and increased spending on marketing;

●

risks related to compliance and regulatory matters, including costs and delays resulting from extensive government regulation and reimbursement and coverage under healthcare insurance and regulation as well as potential healthcare reform measures;

●	the risk that we will be affected by regulatory and legal developments;
●

risks inherent in doing business on an international level, including currency risks, tariffs, regulatory requirements, political risks, export restrictions, and other trade barriers, and including restrictions on the importation or sale of drug products;

●	the risk of disruption of production at facilities of third parties on which we rely and/or of our ability to obtain supply product due to raw material shortages, labor shortages, manufacturing partner business changes, physical damage to third parties’ facilities, product testing, transportation delays or regulatory or other governmental actions, and the duration and impact of any such disruptions;
●	risks related to our growth strategy;
●	our continued ability to attract and retain highly skilled and qualified personnel;
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

PART I

Item 1. Business

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program consists of two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, an oral selective androgen receptor modulator (“SARM”), is being developed as a next generation drug that makes weight reduction by GLP-1 RA drugs more tissue selective for loss of fat and preservation of lean mass. This activity leads to improved body composition and physical function with expected clinically meaningful incremental weight reduction versus GLP-1 RA monotherapy. Sabizabulin, a microtubule disruptor, is being developed for the treatment of inflammation in atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections (the “FC2 Business”).

A chart showing our current drug candidate pipeline as of the date of this report is below. This chart is based on our current plans and is subject to change. See “Forward Looking Statements.”

Drug candidate pipeline
Cardiometabolic biopharmaceutical company

Program	Mechanism	Indication	Phase 1	Phase 2	Phase 3	Marketed
Cardiometabolic Obesity Program						
Enobosarm and GLP-1 receptor agonist for weight loss maintenance	Oral Selective androgen receptor modulator (SARM) + GLP-1 receptor agonist	• Preserve muscle and function and augment fat loss in older patients receiving a GLP-1 RA for weight loss	Phase 2 QUALITY and extension study- Positive Results 2025		Positive Completed	
		• Preserve muscle/physical function, reduce fat to cause incremental weight loss in patients receiving a GLP-1 RA for weight reduction	Planned Phase 2b PLATEAU study		FPI Q1 2026	
Cardiometabolic Atherosclerosis Program						
Sabizabulin	Oral microtubule disruptor, broad anti-inflammatory agent	To treat inflammation to slow the progression or promote the regression of atherosclerosis in patients with stable coronary artery disease	Planned Phase 2			

Dates of future events set forth in this table are expected dates

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

Reverse Stock Split

On August 8, 2025, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock. As a result of the Reverse Stock Split, each 10 shares of issued and outstanding common stock were automatically converted into one share of common stock. The Reverse Stock Split did not change the total number of shares of common stock authorized or par value per share. The Reverse Stock Split was approved by the Company’s shareholders on July 25, 2025. The Reverse Stock Split reduced the number of shares of common stock issuable upon the exercise or vesting of our outstanding stock options and stock appreciation rights in proportion to the ratio of the Reverse Stock Split and caused a proportionate increase in the exercise prices of such stock options and stock appreciation rights.

No fractional shares were issued in connection with the reverse stock split. Shareholders who would have otherwise been entitled to receive fractional shares as a result of the reverse stock split received a cash payment in lieu thereof, based on the closing price of the Company’s common stock on August 7, 2025. Commencing on August 11, 2025, trading of the Company’s common stock continued on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis.

All share and per share amounts presented in this report have been adjusted to give retroactive effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options and stock appreciation rights. In addition, proportionate adjustments have been made to the number of shares of common stock reserved for issuance under the Company’s equity incentive plans.

Our Strategy

Our strategy focuses primarily on the clinical development and commercialization of novel medicines for the treatment of metabolic diseases. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. The key elements of our strategy are:

●	Develop enobosarm for obesity.

Our metabolic drug pipeline is focused on the clinical development of enobosarm, an oral SARM, as a treatment to preserve muscle and physical function, augment fat loss and cause greater weight loss in patients who have obesity and are receiving a GLP-1 RA for weight reduction.

In clinical trials of currently approved GLP-1 RA for obesity, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle) mass. Of the total weight loss reported in these clinical trials, 20-50% of the total weight loss was attributable to lean mass loss. Muscle is critical for metabolism, muscle strength and physical function (mobility) and prevention of injury (falls) especially in an older population. According to the Centers for Disease Control and Prevention (“CDC”), 41.5% of older adults have obesity and could benefit from weight loss medication. However, the significant amount of muscle loss which may occur when taking a currently approved GLP-1 RA has the potential to reduce a patient’s muscle mass to sarcopenic, or critically low amounts. Sarcopenic obese patients are patients who have obesity and age-related low muscle mass at the same time and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. Up to 34.4% of obese patients in the United States over the age of 60 have sarcopenic obesity and are potentially at the greatest risk for developing critically low muscle mass and functional limitations when taking a currently approved GLP-1 RA for the treatment of obesity. We therefore believe there is an urgent unmet need for a drug that can both augment the fat loss and preserve muscle and physical function patients with obesity receiving GLP-1 RA for weight reduction.

We believe this urgent unmet medical need could be addressed by enobosarm, a SARM, that may effectively increase weight loss, while preventing or reducing the loss of muscle mass and function and increasing the fat loss experienced by patients receiving a GLP-1 RA for the treatment of obesity. Veru has conducted a positive Phase 2b multicenter, double-blind, placebo-controlled, randomized, and dose-finding QUALITY clinical study to evaluate enobosarm 3mg, enobosarm 6mg, or placebo in approximately 168 randomized older patients who are overweight or obese and are also receiving a GLP-1 RA for weight loss. Veru plans to advance enobosarm into a Phase 2b PLATEAU clinical trial which will evaluate enobosarm 3mg versus placebo on total body weight, body composition, physical function and safety in approximately 200 patients with obesity receiving tirzepatide (ZEPBOUND) for weight reduction.

●	Develop sabizabulin, an oral microtubule disruptor, as a broad anti-inflammatory agent to reduce inflammation to slow the progression or promote the regression of atherosclerotic cardiovascular disease.

Veru has evolved its drug development strategy for sabizabulin and is exploring the possibility of the clinical development of sabizabulin, a novel oral broad anti-inflammatory agent, for the treatment of inflammation in atherosclerotic cardiovascular disease. The Company’s decision to explore this major cardiometabolic indication was based on the significant unmet medical need to treat inflammation in atherosclerotic cardiovascular disease, the large global market opportunity, current clinical and safety sabizabulin database of 266 patients, high probability of success of the drug’s mechanism of action which is similar to colchicine, and strong intellectual property position. Furthermore, we believe sabizabulin may be evaluated in a small, planned Phase 2 dose finding proof of concept study to assess whether sabizabulin reduces blood levels of high sensitivity C-reactive protein, a measurement of inflammation, in patients with stable coronary artery disease.

We currently plan to prioritize the use of our internal cash and the net proceeds of any future financings for the development of enobosarm, with a primary near-term focus on funding the Veru planned Phase 2b PLATEAU clinical trial which will evaluate enobosarm 3mg versus placebo on total body weight, body composition, physical function and safety in approximately 200 patients with obesity receiving GLP-1 RA for weight reduction.

●	Capitalize on expertise and reputation of our management team and board members.

Our management team has significant expertise and experience in urology, oncology, endocrine, cardiometabolic, and infectious diseases as well as drug development, regulatory matters, marketing and sales, and business development which we believe facilitates effective management of our preclinical studies and clinical trials of drug candidates, potential launch planning, effective collaboration activity and product commercialization. In addition, we intend to capitalize on the strong reputations of the members of our management and board of directors with academic institutions, hospitals, physicians, pharmacists, and distributors to introduce potential new products.

Our Products and Product Candidates

The following table summarizes the Company’s current product and development portfolio:

PRODUCT	INDICATION	DEVELOPMENT PHASE

Obesity Program
Enobosarm – selective androgen receptor modulator	Treatment to preserve muscle/physical function and reduce fat to cause incremental weight loss in patients with obesity receiving a GLP-1 RA for weight reduction	Planned Phase 2b PLATEAU clinical study

Atherosclerosis Inflammation Program
Sabizabulin – oral microtubule disruptor, broad host targeted antiviral and anti-inflammatory agent	Treatment to lower high sensitivity CRP, an inflammatory biomarker, to lower the risk of atherosclerotic events in patients with stable coronary artery disease	Planned Phase 2

Our Clinical Trials Program and Our Drug Candidates in Cardiometabolic and Inflammatory Diseases:

Obesity Program - Enobosarm

Scientific Overview.

Currently approved GLP-1 RA in patients with obesity exhibited significant weight loss composed of reductions in both fat and lean (muscle) mass. Of the total weight loss reported in certain third party clinical trials, 20-50% of the total weight loss reported by patients was attributable to lean mass (muscle) loss. Patients who have sarcopenic obesity have both obesity and low muscle mass and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. We therefore believe there is an urgent unmet need for a drug that prevents the loss of muscle and increases the loss of fat for greater weight loss in at-risk sarcopenic obese and overweight older patients receiving GLP-1 RA for weight reduction.

Enobosarm, an oral, novel SARM, has demonstrated in previous clinical studies improvements in body composition with tissue selective increases in lean mass and decreases in fat mass, improvements in both muscle strength and physical function, no masculinizing effects in women, and neutral prostate effects in men. Enobosarm has been evaluated in five separate third-party clinical trials in which lean mass measurement was a primary or co-primary endpoint. These third-party clinical trials include two Phase 2 clinical trials in healthy older or sarcopenic subjects (168 subjects) and one Phase 2b clinical trial and two Phase 3 clinical trials in subjects with muscle wasting because of cancer (800 subjects), generating lean mass and safety data from a total of 968 patients. Based on a large safety database which includes 1,581 men and women with treatment duration for up to 3 years, enobosarm has been generally well tolerated in clinical trials completed to date. All the nonclinical and clinical efficacy and safety data on enobosarm including those generated by these five third-party clinical trials are owned by Veru pursuant to an assignment from the University of Tennessee Research Foundation.

Enobosarm is being developed as a treatment to preserve muscle and physical function and reduce fat to cause incremental weight loss in patients with obesity receiving a GLP-1 RA for weight reduction. A Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial was conducted to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in 168 patients with obesity (≥60 years of age) receiving semaglutide (Wegovy®) for weight reduction. The primary endpoint was the percent change from baseline in total lean body mass, and the key secondary endpoints were the percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. After completing the efficacy dose-assessment portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b extension maintenance trial where all patients stopped treatment with semaglutide (Wegovy), but continued taking placebo, enobosarm 3mg, or enobosarm 6mg in a blinded fashion for 12 additional weeks. The Phase 2b extension clinical trial evaluated whether enobosarm can maintain muscle and prevent the fat regain that generally occurs after discontinuing a GLP-1 RA.

In January 2025, the Company announced topline results for the Phase 2b QUALITY clinical trial. The trial met its prespecified primary endpoint with a statistically significant and a clinically meaningful benefit in the preservation of total lean body mass in all patients receiving enobosarm 3mg + semaglutide versus placebo + semaglutide at 16 weeks (100% relative reduction in lean mass loss, p<0.001).

As for secondary clinical endpoints, enobosarm + semaglutide treatment resulted in dose dependent greater loss of fat mass compared to placebo + semaglutide with the enobosarm 6mg dose having a 42% greater relative loss of fat mass compared to placebo + semaglutide group at 16 weeks (p=0.017) and the enobosarm 3mg having a 12% greater fat loss. Although enobosarm + semaglutide significantly preserved lean mass, the additional loss of fat mass caused by enobosarm treatment was able to replace the lean mass preserved to allow a similar net mean weight loss measured by DEXA scans with semaglutide at 16 weeks. Accordingly, the tissue composition of the total weight loss shifted to greater and selective loss of fat with enobosarm treatment. The mean percentage of total body mass loss in the placebo + semaglutide group that was due to lean mass was 34% and estimated fat loss was 66%. In contrast, in the enobosarm 3mg + semaglutide group, the total weight loss due to lean mass was 0% and estimated fat loss was 100%, and for the enobosarm 6mg + semaglutide group, it was 16.7% lean mass and 83.3% estimated fat loss. Therefore, enobosarm + semaglutide improved changes in body composition resulting in more selective and greater loss of adiposity than in subjects receiving placebo + semaglutide.

Physical function was measured by the Stair Climb Test. Climbing stairs is an activity of daily living, and the Stair Climb Test measured functional muscle strength, balance and agility. Declines in performance measured by Stair Climb Test predicts in older patients a higher risk for mobility disabilities, gait difficulties, falls and bone fractures, hospitalizations, and mortality. As a point of reference, stair climb power declines by -1.38% annually with aging according to Van Roie E. PLOS ONE 14:e0210653, 2019.

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

Enobosarm is a novel drug candidate that improves GLP-1 RA therapy resulting in tissue selective quality weight reduction, that is, enobosarm + semaglutide preserved lean mass and physical function as well as greater loss of adiposity (fat mass) than in subjects receiving placebo + semaglutide alone.

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

Phase 2b Extension Maintenance Portion of the Phase 2b QUALITY Study

After completing the efficacy dose-finding and active weight reduction portion of the Phase 2b QUALITY clinical trial, participants continued into a Phase 2b maintenance extension study where all patients discontinued semaglutide treatment, but continued receiving placebo, enobosarm 3mg, or enobosarm 6mg as monotherapy in a double-blind fashion for 12 weeks. On June 24, 2025, we announced positive results from the Maintenance Extension portion of the Phase 2b QUALITY clinical study.

At the end of the Phase 2b QUALITY study active weight loss period of 16 weeks, body weight loss was similar across treatment groups with the semaglutide + placebo group losing an average of 11.88 lbs. After the 12-week Maintenance and Extension study period (Day 112 to Day 196) where all treatment groups discontinued the use of semaglutide, the placebo monotherapy group regained 43% of body weight that was previously lost during the Phase 2b QUALITY for a mean percent change of 2.57% (5.06 lbs) in body weight, compared to 1.41% (2.73 lbs) for the 3mg enobosarm group (p=0.038) and 2.87% (5.29lbs) for the 6mg enobosarm group. The 3mg enobosarm monotherapy significantly reduced the body weight regained by 46%. On average, the placebo monotherapy group regained 2.27% in fat mass, while the enobosarm monotherapy cohorts had a loss of fat mass of -0.27% for the 3mg and -0.50% for the 6mg doses. The mean tissue composition of body weight regained was 28% fat and 72% lean mass in the placebo group, versus 0% fat and 100% lean mass in both the 3mg and the 6mg enobosarm groups.  By the end of the study at 28 weeks (Day 1 to Day 196), the placebo + semaglutide followed by placebo monotherapy group experienced a loss of lean mass, while both enobosarm + semaglutide followed by enobosarm monotherapy groups (3 mg and 6 mg doses) significantly preserved more than 100% of lean mass (enobosarm 3mg p<0.001 and enobosarm 6mg p=0.004). The enobosarm + semaglutide followed by enobosarm monotherapy patients had a 58% greater loss of fat with enobosarm 3mg (p=0.085) and a 93% greater loss of fat with enobosarm 6mg (p=0.008) compared to placebo + semaglutide followed by placebo monotherapy.

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

The Phase 2b QUALITY and Maintenance Extension clinical trial confirmed that preserving lean mass with enobosarm plus semaglutide led to greater fat loss during the active weight loss period, and after the use of semaglutide was discontinued, enobosarm monotherapy significantly prevented the regain of both weight and fat mass during the maintenance period such that by end of study there was greater loss of fat mass while lean mass was preserved for a higher quality weight reduction compared to the placebo group.

Novel Modified Release Oral Enobosarm Formulation is on Track to be Available for Phase 3 Clinical Studies and Commercialization

Veru is currently developing a novel, patentable, modified release oral formulation for enobosarm. In a pilot pharmacokinetic study, the new modified release formulation resulted in a 25-33% reduction in maximum plasma contraction (Cmax), a delayed time to maximum plasma concentration (Tmax), a distinct secondary peak, and similar extent of absorption (AUC) compared to historical values for enobosarm immediate release capsules. The actual formulation, pharmacokinetic release profile(s), and method of manufacturing are the subjects of pending patent applications. If issued, the expiry for the new modified release oral enobosarm formulation patent is expected to be 2046. The expectation is that this novel modified release oral enobosarm formulation will be available for the Phase 3 clinical studies and for commercialization.

Development Plan: Ongoing and Planned Clinical Trials.

The regulatory landscape continues to evolve for muscle preservation drugs in the treatment of obesity. Based on FDA feedback on Veru’s clinical development program for enobosarm, the FDA now guides that incremental weight loss with enobosarm added to GLP-1 RA treatment over the GLP-1 RA treatment alone is an acceptable primary endpoint to support approval. The FDA also confirmed that enobosarm 3mg is an acceptable dosage for future Veru clinical development. Further, the FDA has encouraged Veru to expand the enobosarm development program to include a younger population with obesity as younger patients could also benefit from a muscle preservation drug like enobosarm.

The weight loss plateau occurs when the patient with obesity stops losing additional weight while on a GLP-1 RA. In the SURMOUNT-1 clinical study conducted by Eli Lilly and Company, about 88% of patients with obesity receiving tirzepatide reached the weight loss plateau by 72 weeks. Unfortunately, 62.6% of these patients are still clinically overweight or have obesity at 72 weeks. We believe treatment with tirzepatide when combined with enobosarm, will lead to additional fat loss while preserving muscle and physical function, especially in older patients. Enobosarm’s ability to directly and indirectly cause additional fat loss is expected to reset the weight loss plateau leading to incremental weight reduction, thereby increasing the number of patients who achieve and maintain a normal weight.

The evolving FDA thinking for the development of muscle preservation drugs for obesity and the critical changes in the current FDA guidance related to the acceptable primary endpoint of incremental weight loss, have necessitated the change in Veru’s clinical development plan. The clinical development program of enobosarm will take advantage of both the FDA regulatory clarity on the acceptable primary endpoint and on enobosarm’s key attributes, preservation of muscle and physical function, and greater selective fat loss (100% fat loss and 0% lean mass weight loss), that were demonstrated in Veru’s Phase 2 QUALITY study at 16 weeks.

Planned Phase 2b PLATEAU clinical study

Veru’s planned Phase 2b PLATEAU clinical study will evaluate the effect of enobosarm 3mg on total body weight, physical function, and safety in approximately 200 patients who have obesity (BMI ≥ 35) and age ≥ 65 and are initiating GLP-1 RA treatment for weight reduction. The primary efficacy endpoint of the study is the percent change from baseline in total body weight at 72 weeks. An interim analysis will be conducted at 36 weeks to assess the percent change from baseline in lean body mass and fat mass, as measured by DEXA scans. The key secondary endpoints are total fat mass, total lean mass, physical function (stair climb test), bone mineral density, and patient reported outcome questionnaires for physical function (SF-36 PF-10, and IWQOL-lite CT physical function).

The Phase 2b PLATEAU clinical study is designed to assess the ability of enobosarm treatment to break through the weight loss plateau observed in patients with obesity receiving GLP-1 RA treatment to achieve clinically meaningful incremental weight reduction and preserve muscle mass and physical function by 72 weeks. The clinical study is expected to begin in the first quarter of calendar 2026.

Market.  In the United States, 37% of adult men and 40% of adult women have obesity (CDC 2022). In third-party clinical trials evaluating currently approved GLP-1 RA in obese patients, trial participants exhibited significant weight loss composed of reductions in both fat and lean (muscle) mass, with 20-50% of the total weight loss reported by patients attributable to lean mass loss. Enobosarm is being developed to optimize weight loss by preferentially increasing fat loss and preventing loss of lean mass and physical function in at risk patients taking GLP-1 receptor agonist drugs for weight reduction. According to Reuters, the annual revenues for muscle preservation drugs for obesity treatment is expected to reach $30 billion.

Atherosclerosis Inflammation Program

Scientific Overview.

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

Unfortunately, colchicine has well known serious safety concerns. Colchicine has high potential for drug-drug interactions as it is a substrate for CYP3A4 and P-glycoprotein. Consequently, commonly used cardiovascular drugs including almost all statins (HMG-CoA reductase inhibitors) may interact with colchicine resulting in erratic or higher blood levels of colchicine. Colchicine has a narrow therapeutic index and extreme care must be taken to avoid accidental overdoses, which may be fatal. Accordingly, patients receiving regular colchicine therapy require close clinical supervision. Common side effects are gastrointestinal symptoms (diarrhea, vomiting, and abdominal cramping) and myalgia. Blood dyscrasias which may be fatal, neurotoxicity, and rhabdomyolysis may also rarely occur (LODOCO FDA PI 2023).  Colchicine may be first-in-class and the first FDA approved treatment for this significant indication to treat atherosclerotic inflammation, but unfortunately colchicine has significant safety concerns that may limit its expected widespread use and therefore may not adequately address the current unmet medical need of atherosclerotic inflammation.

We believe there is compelling scientific evidence and rationale to evaluate sabizabulin as a treatment for the inflammation associated with atherosclerotic cardiovascular disease. Sabizabulin is a new molecular entity, small molecule that targets the colchicine binding site on β-tubulin. Like colchicine, sabizabulin inhibits microtubule polymerization and has demonstrated the ability to reduce the most important inflammatory mediators that play a role in the initiation and progression of atherosclerotic CAD. Overall preclinical data from in vitro and in vivo inflammation studies show that sabizabulin treatment suppressed all cytokines and chemokines tested which includes IL-1α, IL-1β, IL-6, IL-8, TNF-α, Interferon-γ, and IP-10 (CXCL-10). In Phase 2 and 3 pulmonary inflammation COVID-19 clinical studies, sabizabulin has demonstrated broad anti-inflammatory activity. The safety database consists of 266 dosed patients from the sabizabulin clinical development program comprised of the Phase 2 and Phase 3 studies in hospitalized COVID-19 patients for acute use (149 patients at 9 mg daily for ≤ 21 days), as well as data from the Phase 1b/2 and Phase 3 studies in prostate cancer for chronic use (117 patients treated at up to 32 mg daily for up to 3 years). Further, because sabizabulin has a different chemical structure than colchicine, it is not a substrate for CYP3A4 and P-glycoprotein thereby potentially eliminating drug-drug interactions concerns associated with colchicine. In contrast to colchicine, sabizabulin has stable pharmacokinetics and low potential for drug-drug interactions; thus, sabizabulin may be administered potentially more safely as a secondary therapy in combination with statin therapy for the reduction of inflammation to slow the progression or promote regression of atherosclerotic cardiovascular disease.

With the FDA’s 2023 approval of colchicine for reducing cardiovascular events in subjects with atherosclerotic cardiovascular disease, we believe a novel clinical pathway is now open to develop anti-inflammatory drugs with a potentially better efficacy and safety profile like sabizabulin as a secondary treatment in combination with lipid lowering statin drugs to prevent and treat atherosclerotic CAD. As a consequence, Veru has evolved its drug development strategy for sabizabulin and is exploring the possibility of the clinical development of sabizabulin, a novel oral broad anti-inflammatory agent, for the treatment of inflammation in atherosclerotic cardiovascular disease. The Company’s decision to explore this major cardiometabolic indication was based on the significant unmet medical need to treat inflammation in atherosclerotic cardiovascular disease, the large global market opportunity, current clinical and safety sabizabulin database of 266 patients, high probability of success of the drug’s mechanism of action which is similar to colchicine, and strong intellectual property position.

Development Plan: Planned Clinical Trials.

Veru had a pre-IND meeting with the FDA Division of Cardiology and Nephrology Center for Drug Evaluation and Research on December 26, 2024. The indication for discussion was the use of sabizabulin to slow progression or promote regression of atherosclerotic disease in patients with a history of coronary artery disease. The FDA agreed that there remains an unmet medical need based on disease pathophysiology. Initially, we plan to evaluate sabizabulin in a small Phase 2 dose finding proof of concept study to assess whether sabizabulin reduces blood levels of high sensitivity C-reactive protein, an important measurement of inflammation, in patients with stable CAD. Veru currently has sufficient drug substance to supply the proposed Phase 2 clinical study in patients with stable CAD to measure levels of high sensitivity C-reactive protein.

FC2 Business Sale and Discontinued Operations

On December 30, 2024, the Company and a wholly owned subsidiary of the Company (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company’s FC2 female condom business ® (internal condom), including the stock of the Company’s U.K. and Malaysian operating subsidiaries. The Purchaser assumed certain liabilities relating to the FC2 Business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters.  The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy (the “R&W Policy”) issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 Business within loss from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our consolidated balance sheet as of September 30, 2025.

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

505(b)(1) Approval Process. Drug development via Section 505(b)(1) of the FDCA is typically used for novel drugs that have not previously been approved by the FDA for commercial sale in the U.S or a new indication for a drug previously approved by the FDA for commercial sale in the U.S. 505(b)(1) drug development stipulates that all of the studies required for approval are conducted by or for the Company. Enobosarm for the treatment of obesity in combination with GLP-1 RA drugs and sabizabulin for the treatment of inflammation in atherosclerotic cardiovascular disease are expected to follow this regulatory pathway.

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

Exclusively Licensed Patents. Veru holds an exclusive worldwide license to 16 issued U.S. patents, two pending U.S. patent applications, and 60 patents and patent applications in countries outside the U.S., including issued polymorph composition of matter and method of use patents in the U.S, EU and Japan, relating to our enobosarm drug candidate and related compounds. The latest composition of matter patent expiration is 2029 (extended to 2034 if PTE applies) directed to the composition of matter of an enobosarm polymorph. This license contains provisions requiring milestone and royalty payments to the licensor (University of Tennessee Research Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize our enobosarm drug candidate.

Owned Patents. Separately, the Company owns six pending method of use patent applications, five U.S. applications and one PCT application, related to the use of enobosarm as monotherapy or in combination with incretins or other weight loss drugs for use in chronic weight management with patent expiration in 2044. Further, the Company has developed and has pending patent applications regarding a novel modified release enobosarm formulation for Phase 3 clinical development and commercialization which utilizes proprietary third-party patented technology. Veru owns two pending formulation composition of matter patent applications encompassing this formulation in the U.S. with expected patent term to 2046.

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

Exclusively Licensed Patents. Veru holds an exclusive worldwide license to 13 issued U.S. patents, one pending U.S. patent application and 14 patents and patent applications in countries outside the United States, including issued patents in the EU and Japan, relating to our sabizabulin drug candidate and related compounds, and methods of use. Latest molecule composition of matter patent expiration is 2031 (extended to 2036 if PTE applies). This license contains provisions requiring milestone and royalty payments to the licensor (Ohio State Innovation Foundation). If we fail to comply with these obligations or other obligations to the licensor, the licensor might have the right to terminate the license, in which event we would not be able to commercialize our sabizabulin drug candidates.

Owned Patents. Separately, the Company owns two U.S. patents including a patent directed to the composition of matter of polymorphs of our sabizabulin drug candidate, which expires in 2043 (extended to 2048 if PTE applies) and methods of treating coronavirus which expires in 2041, six U.S. applications and 69 patents and patent applications in countries outside of the U.S., including, but not limited to, pending composition of matter patents in the EU and Japan relating to the sabizabulin polymorphs and methods of use for our sabizabulin drug candidate and related compounds. Sabizabulin polymorph composition of matter patent applications outside the U.S. are pending with an expected patent term to 2043. Additionally, methods of use of sabizabulin and related compounds in cardiometabolic diseases like coronary artery disease patent applications are pending in the U.S. with expected expiry of 2046.

Trademarks. The Company has filed trademark applications for “Veru” and “Veru” together with the chevron in various jurisdictions around the world including the U.S.

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

The term of an individual patent depends upon the legal term for patents in the country in which such patent is obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, the term of a patent encompassing an approved NCE that covers a drug or biological product may also be eligible for a PTE of up to five years after FDA drug approval is granted and as determined by the FDA, and further provided certain statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each medicine and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

Human Capital Management

As of December 1, 2025, the Company had 20 full-time employees, all of whom are located in the U.S. The Company does not currently have any collective bargaining agreements with its employees, and the Company believes that its employee relations are good.

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

Environmental Regulation

The Company believes there are no material issues or material costs associated with the Company's compliance with environmental laws. The Company did not incur environmental expenses in fiscal 2025 or 2024, nor does it anticipate environmental expenses in the foreseeable future.

Competition

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

Available Information

The Company maintains a corporate website for investors at https://verupharma.com/investors/ and it makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that the Company files with or furnishes to the Securities and Exchange Commission (SEC), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Company’s website is not part of this report.

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
●

We could experience delays or unanticipated costs in connection with our planned clinical development program of enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight elderly patients receiving a GLP-1 RA.

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
●

Our development and commercialization of sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease will depend on our ability to secure significant funding through pharmaceutical company partnerships or other external sources.

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
●

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

●

We will need to raise additional capital to fund our operations and development programs in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or development or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

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

●	Our effective tax rate may be negatively impacted if we are unable to realize deferred tax assets or by future changes to tax laws in jurisdictions in which we operate.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	We are subject to outstanding litigation filed by the purchaser of the FC2 Business, which could result in substantial legal fees or damages and may divert management’s time and attention from our business.

Risks Relating to Our Intellectual Property

●	We may be unable to protect the proprietary nature of the intellectual property covering our products.
●

Our or our licensors’ patents may expire or be invalidated, found to be unenforceable, narrowed or otherwise limited or our or our licensors’ patent applications may not result in issued patents or may result in patents with narrow, overbroad, or unenforceable claims.

●

We may not have sufficient intellectual property protection for enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight elderly patients receiving GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

●	We are dependent in part on some license relationships.
●

We may face claims that our intellectual property infringes on the intellectual property rights of third parties. If we infringe intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize our product candidates.

●	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of our competitors.
●	We may need to file lawsuits or take other actions to protect or enforce our intellectual property rights.
●	We may fail to protect the confidentiality of commercially sensitive information.

Risks Related to Ownership of Our Common Stock

●	Ownership in our common stock is highly concentrated and your ability to influence corporate matters may be limited as a result.
●	Our common stock price may be subject to delisting from Nasdaq if our common stock has a closing bid price of less than $1.00 per share.
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

●	There are provisions in our charter documents and Wisconsin law that might prevent or delay a change in control of our company.
●	The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.
●	A substantial number of shares may be sold in the market, which may depress the market price for our common stock.
●	We may not receive any meaningful amount of, or potentially any, additional funds upon the exercise of our outstanding warrants.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our shareholders’ sole source of gain.

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

We could experience delays or unanticipated costs in connection with our planned clinical development program of enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight older patients receiving a GLP-1 RA.

Our future prospects are substantially dependent on our ability to successfully advance the development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight elderly patients receiving a GLP-1 RA.  We have conducted a Phase 2b multicenter, double-blind, placebo-controlled, randomized, dose-finding clinical trial designed to evaluate the safety and efficacy of enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight elderly patients receiving a GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness, and have announced topline results from the Phase 2b clinical study as well as complete unblinded safety data and topline data from a Phase 2b extension study. Although we have sought and received feedback from the FDA on the design of our planned Phase 2b PLATEAU clinical study that will evaluate the effect of enobosarm 3mg on total body weight, physical function, and safety in approximately 200 patients who have obesity (BMI ≥ 35) and age ≥ 65 and are initiating GLP-1 RA treatment for weight reduction, the FDA may ultimately disagree with the design or conduct of such trial.  Delays or other issues may also result in the costs of our Phase 2b PLATEAU clinical study exceeding our expectations, and require that we raise additional capital to conduct this clinical study, which may not be available when needed or on terms acceptable to us  As a result, we may be forced to abandon our development of enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight elderly patients receiving a GLP-1 RA. There can be no assurances that the FDA will ultimately accept our Phase 2b trial design, that we will be able to cost-effectively continue development of enobosarm, or that enobosarm will receive FDA approval or be commercialized, for any application.

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

We may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, such as our announcement on January 27, 2025, of topline results from our Phase 2b QUALITY clinical trial of enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight elderly patients receiving a GLP-1 RA. These interim updates are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, preliminary or topline data we previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim, preliminary and topline data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim, preliminary or topline data and final data could significantly harm our business and prospects. Further, additional disclosure of interim, preliminary or topline data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

We do not have the resources to independently conduct research and development activities. Therefore, we intend to and do rely on CROs to conduct research and development activities for our drug candidates and for the execution of our clinical studies. Although we will control only certain aspects of our CROs' activities, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We cannot be sure that the CROs will conduct the research properly in a timely manner or on a cost-effective basis, or that the results will be reproducible. We and our CROs are required to comply with the FDA’s current Good Clinical Practices (cGCPs), which are regulations and guidelines enforced by the FDA for all of our drug products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable or invalid and the FDA may require us to perform additional clinical trials before approving our drug candidates. In addition, to evaluate the safety and effectiveness compared to placebo of our drug candidates to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

The FDA has established regulations, guidelines and policies to govern the drug development and approval process, as have foreign regulatory authorities. Any change in regulatory requirements resulting from the adoption of new legislation, regulations or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols or clinical trial applications or the need for new ones, may significantly and adversely affect the cost, timing and completion of the clinical trials for our drug candidates. In addition, the FDA’s policies may change and additional government regulations may be issued that could prevent, limit or delay regulatory approval of our drug candidates, or impose more stringent product labeling and post-marketing testing and other requirements. The political environment in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. While it is not possible to predict whether and when any such changes will occur, specific proposals that have been discussed or implemented which could have a material impact on us include, but are not limited to, potential changes to the Affordable Care Act (ACA), and the enactment of the 21st Century Cures Act. If we are slow or unable to adapt to any such changes, our business, prospects and ability to achieve or sustain profitability would be adversely affected.

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

Our development and commercialization of sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease will depend on our ability to secure significant funding through pharmaceutical company partnerships or other external sources.

We currently plan to prioritize the use of our internal cash and the net proceeds of any future financings to the development of enobosarm, with a primary near-term focus on funding our PLATEAU Phase 2b clinical trial to evaluate enobosarm 3mg versus placebo on total body weight, body composition, physical function and safety in approximately 200 patients with obesity receiving tirzepatide (ZEPBOUND) for weight reduction., and to seek external funding through government grants, pharmaceutical company partnerships or similar sources to advance sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease. Such funding may not be available on a timely basis or at all, which may cause a significant delay in or the suspension of our development of sabizabulin as a treatment to slow the progression of or promote regression of cardiovascular atherosclerotic disease. Government funding for private sector research and development activities can be difficult to obtain and may contain limitations on its use. There are also uncertainties regarding our ability to obtain funding through partnerships with pharmaceutical companies, including significant competition in seeking appropriate partners and the possibility that potential partners may not view sabizabulin as having the requisite potential to demonstrate safety and efficacy or adequate intellectual property protection.

We are subject to extensive and costly governmental regulation.

Our drug candidates are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Federal Trade Commission, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products will be paid for directly or indirectly by those departments, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products and medical devices under various regulatory provisions. The Office of Prescription Drug Promotion (OPDP) division of the FDA also regulates the advertising, marketing, and promotion of drug products. Many states and local governments require distribution licenses or similar authorizations to sell products in their jurisdictions. Any of our products that are tested or marketed outside the U.S. are also subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made by drug manufacturers to health care practitioners. Some states mandate implementation of corporate compliance programs, while other state laws prohibit, or require tracking and reporting of, certain gifts, compensation and other remuneration to physicians and other health care practitioners. In addition, certain states have enacted laws requiring manufacturers to submit reports on drugs whose list price has increased by more than a certain percentage during a specified period and/or new drugs that are being launched at a price exceeding a specified amount. Among other things, the reports must explain the justifications for the price or price increase.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including the transition to a new administration; government budget and funding levels; statutory, regulatory and policy changes: the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees; and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years including most recently from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Following the reopening of the U.S. government on November 12, 2025, there may be a backlog of regulatory submissions which could delay the ability of the FDA to review our regulatory submissions, including a pre-IND or other approvals required for our planned Phase 2b PLATEAU clinical study of enobosarm. Any such delays could have a material adverse effect on our business. In addition, the current U.S. Presidential administration has issued certain policies and certain Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine operations.

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

●	limitations or warnings contained in a product’s FDA or other applicable regulatory agency’s approved labeling; and
●	prevalence and severity of adverse side effects.

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

We incurred a net loss of $22.7 million and $37.8 million during the years ended September 30, 2025 and 2024, respectively. Pharmaceutical product development is a speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. We expect to incur significant expenses until we are able to obtain regulatory approval and subsequently sell one or more of our drug candidates under development in significant quantities, which may not happen. We expect to devote most of our financial resources to research and development, including our non-clinical development activities and clinical trials. Our drug candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any revenue. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

The report from our independent registered public accounting firm for the year ended September 30, 2025, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

We will need to raise additional capital to fund our operations and development programs in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or development or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations. We will need large amounts of capital to support our development and commercialization efforts for our drug candidates. Our existing cash, cash equivalents, and restricted cash as of the date of this report may not be sufficient to fund our working capital needs and operating expenses. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing and/or other capital sources. Additional capital may not be available at such times or amounts as needed by us.

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

The Pill Club was one of the largest customers of the FC2 Business, accounting for 44% of our net revenues in fiscal 2022 and 43% of our net revenues in fiscal 2021. On February 7, 2023, the California Attorney General announced a settlement with The Pill Club over a number of alleged improper actions by The Pill Club, including alleged overbilling for FC2. Although we were not involved in the business practices that were the subject of the California Attorney General’s allegations, it is possible that the California Attorney General or another governmental authority may investigate or assert claims against us in connection with The Pill Club’s practices with respect to sales of FC2. Any such claims or investigations could have a material adverse effect on our reputation, business, results of operations and financial condition. Any such claims or investigations, regardless of the outcome, would be costly and time-consuming.

It is unlikely that we will collect any amount of our accounts receivable with The Pill Club.

Although we sold the FC2 Business, we retained our claims relating to accounts receivable due from The Pill Club, which had a balance of $3.9 million as of September 30, 2025. On April 18, 2023, The Pill Club filed for Chapter 11 bankruptcy and its assets were sold in June 2023 to satisfy a secured creditor. We will continue to pursue payment for as much of the receivables as possible but based on the amount of the claims of other unsecured creditors and the limited assets remaining in The Pill Club bankruptcy estate it is unlikely that we will recover any of these receivables. We recorded in fiscal 2023 and maintain as of September 30, 2025 an allowance for credit losses of $3.9 million due to The Pill Club’s Chapter 11 bankruptcy filing in April 2023.

We are subject to significant payment obligations pursuant to the resolution of a dispute with a supplier.

A supplier had claimed that we owe approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount we owe, and to resolve this dispute we agreed to pay the supplier a total of $8.3 million, consisting of $2.3 million paid in February 2024, $3.5 million payable in 48 equal monthly installments between March 31, 2024 and January 31, 2028, and $2.5 million payable in an amount equal to 25% of payments pursuant to the ONCO Promissory Notes, provided that if this amount is not paid in full by December 31, 2025, we must pay the balance in 24 equal monthly installments commencing in January 2026. Subsequent to September 30, 2025, the Company made a payment of $1.6 million after receipt of a cash payment from ONCO related to the settlement of the ONCO Promissory Notes (see Note 14 for additional information). The aggregate liabilities related to this agreement subsequent to the $1.6 million payment are $2.4 million. If we lack sufficient cash to pay amounts due to this supplier when due, we may need to raise additional capital, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets.

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

On December 5, 2022, a putative securities class action complaint was filed in federal district court for the Southern District of Florida against us certain of our current officers and directors. The amended complaint alleges that certain public statements about sabizabulin as a treatment for COVID-19 between March 1, 2021 and March 2, 2023 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks monetary damages. We and certain of our offices and directors are also parties to five derivative actions asserting state law claims primarily in connection with the issues and claims asserted in the securities class action.

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

As of September 30, 2025, we had federal and state net operating loss carryforwards of approximately $161.8 million and $92.8 million, respectively, of which $28.1 million and $49.5 million, respectively, if not utilized to offset taxable income in future periods, will begin to expire in 2026 and will completely expire in 2044. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate ownership changes could limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income.

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

We are subject to outstanding litigation filed by the purchaser of the FC2 Business, which could result in substantial legal fees or damages and may divert management’s time and attention from our business.

On December 30, 2024, we sold the FC2 Business to Clear Future, Inc. (the “Purchaser”). We agreed in the Stock and Asset Purchase Agreement with the Purchaser (the “Purchase Agreement”) to indemnify the Purchaser against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the Purchase Agreement and related documents. On August 5, 2025, the Purchaser filed a complaint in the Superior Court of the State of Delaware (the “Clear Future Lawsuit”), and on October 2, 2025, the Purchaser filed an amended complaint in the Clear Future Lawsuit.  The amended complaint alleges that we breached certain representations and warranties in the Purchase Agreement and otherwise made false representations relating to a customer relationship.  The amended complaint makes claims for fraud, breach of representations and warranties, and a declaratory judgment for indemnification. Although our potential exposure to the Purchaser for any claims of breach of these representations and warranties is limited to $54,000 except in the case of fraud, we may incur substantial legal fees and costs and such limit will not apply if the Purchaser prevails in its claim for fraud. The amended complaint also alleges that we are responsible to indemnify the Purchaser for a pre-closing tax liability of approximately $137,000.

We may incur significant legal and other fees and costs to resolve the Clear Future Litigation. In addition, monitoring and defending against such litigation is time-consuming for management and detracts from our ability to fully focus our internal resources on our business activities. We are not currently able to estimate the possible cost to us from the Clear Future Litigation, as this matter is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We could, in the future, incur an adverse judgment or enter into a settlement for monetary damages as a result of the Clear Future Litigation. If the Clear Future Litigation results in the payment of substantial damages by us, it could have a material adverse effect on our cash flow, results of operations and financial position.

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

We may not have sufficient intellectual property protection for enobosarm as a treatment to augment fat loss and to prevent muscle loss in obese or overweight elderly patients receiving GLP-1 RA who are at-risk for developing muscle atrophy and muscle weakness.

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

There is a substantial amount of litigation involving intellectual property in the pharmaceutical industry. If a third party asserts that we infringe its patents or other proprietary rights, we could face a number of risks that could adversely affect our business, financial condition, results of operations and prospects, including the following:

●

infringement and other intellectual property claims would be costly and time-consuming to defend, whether or not we are ultimately successful, and could delay the regulatory approval process, consume our capital and divert management’s attention from our business;

●	we may have to pay substantial damages for past infringement if a court determines that our products or technologies infringe a competitor’s patent or other proprietary rights;
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

In addition, in an infringement proceeding, a court may decide that one of our patents or one of our licensor’s patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents, or those of our licensors, do not cover the technology in question or on other grounds. An adverse result in any litigation or defense proceedings could put one or more of our patents, or those of our licensors, at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications, or those of our licensors, at risk of not issuing. Moreover, we may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries in which the laws may not protect those rights as fully as in the United States or in those countries in which we do not file national phase patent applications. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. The occurrence of any of the above could adversely affect our business, financial condition, results of operations and prospects.

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

As of December 12, 2025, our executive officers and directors collectively beneficially owned approximately 14.2% of the outstanding shares of our common stock, including approximately 6.3% beneficially owned by Mitchell Steiner, M.D., our Chairman, President and Chief Executive Officer, and 5.7% beneficially owned by Harry Fisch, M.D., our Vice Chairman and Chief Corporate Officer. These shareholders may have the ability to exert significant influence over the outcome of shareholder votes, including votes concerning director elections, amendments to our Amended and Restated Articles of Incorporation and other significant corporate transactions. In addition, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our common stock may be subject to delisting from the Nasdaq Capital Market if our common stock has a closing bid price of less than $1.00 per share.

If the closing bid price of our common stock is less than $1.00 per share for 30 consecutive trading days, we may receive a letter from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that our common stock will be delisted unless we are able to regain compliance with the Nasdaq Listing Rule requiring that we maintain a closing bid price for our common stock of at least $1.00 per share. The closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days in 2024 and remained below $100 in 2025, and as a result to which we received notices of non-compliance from Nasdaq on August 29, 2024 and February 27, 2025. On August 8, 2025, following shareholder approval, we filed an amendment to our Amended and Restated Articles of Incorporation to effect the Reverse Stock Split. Although, subsequent to the Reverse Stock Split, we were able to regain compliance because the closing bid price for our common stock was subsequently at least $1.00 per share for 10 consecutive trading days, we cannot guarantee that our common stock will continue to trade above $1.00 per share or otherwise meet the Nasdaq listing requirements and therefore our common stock may in the future be subject to delisting. The continuing effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied.

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

Under the acquisition method of accounting in accordance with ASC 805, Business Combinations, we allocated the total purchase price of the APP Acquisition to APP’s net tangible assets and intangible assets based on their respective fair values as of the date of the APP Acquisition and recorded the excess of the purchase price over those fair values as goodwill. Management's estimates of the fair value of such assets was based upon assumptions that they believed to be reasonable but that will be inherently uncertain. Impairment of goodwill, among other factors, could result in material charges that would cause our financial results to be negatively impacted.

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
●

announcements by us or our competitors concerning significant product developments, significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions, or financial performance;

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

In addition, the stock market in general, and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, a systemic decline in the financial markets and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our common stock might be worse if the trading volume of our common stock is low.

You may be unable to sell your stock at or above your purchase price.

A substantial number of shares may be sold in the market, which may depress the market price for our common stock.

Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of outstanding warrants (including outstanding pre-funded warrants with a nominal exercise price of $0.001 per share), stock options, shares of common stock we may issue under our current common stock purchase agreement with Lincoln Park, including 302,500 shares of common stock that we have issued under our current common stock purchase agreement with Lincoln Park through the date of this report. These shares can be freely sold in the public market upon issuance.

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

We may not receive any meaningful amount of, or potentially any, additional funds upon the exercise of our outstanding warrants.

As of the date of this report, we have outstanding pre-funded warrants to purchase an aggregate of up to 7,000,000 shares of our common stock which are exercisable for a nominal exercise price of $0.001 per share. Accordingly, we will not receive any meaningful funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal consideration, which will result in dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market.

We also have Series A warrants to purchase an aggregate of up to 8,400,000 shares of our common stock and Series B warrants to purchase an aggregate of up to 8,400,000 shares of our common stock outstanding as of the date of this report, each of which are exercisable for an exercise price of $3.00 per share. We cannot predict when or if any of these warrants will be exercised. Additionally, these warrants may be exercised by way of a cashless exercise if at any time prior to their expiration dates, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance or resale of the shares of common stock underlying such warrants. To the extent such warrants are exercised by way of a cashless exercise, additional shares of common stock will be issued for no additional cash payment to us.

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

Our Chief Financial Officer provides periodic briefings to the board of directors regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cyber security systems testing, and activities of third parties.

Item 2. Properties

The Company’s headquarters are located in Miami, Florida in approximately 12,000 square feet of office space. The Company executed the lease for this office space in June 2021. The lease is for an eight-year term, which commenced on March 1, 2022 and ends on February 28, 2030.

We believe that the facility noted above is suitable and adequate for our current needs.

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, see Litigation in Note 12, Contingent Liabilities, to the financial statements included in this report and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the Nasdaq Capital Market under the symbol “VERU”. The number of record holders of our common stock on December 12, 2025 was approximately 136.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program consists of two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, an oral selective androgen receptor modulator (“SARM”), is being developed as a next generation drug that makes weight reduction by GLP-1 RA drugs more tissue selective for loss of fat and preservation of lean mass. This activity leads to improved body composition and physical function with expected clinically meaningful incremental weight reduction versus GLP-1 RA monotherapy. Sabizabulin, a microtubule disruptor, is being developed for the treatment of inflammation in atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections (the “FC2 Business”).

Obesity Program - Enobosarm

Currently approved GLP-1 RA in patients with obesity exhibited significant weight loss composed of reductions in both fat and lean (muscle) mass. Of the total weight loss reported in certain third party clinical trials, 20-50% of the total weight loss was attributable to lean mass (muscle) loss. Patients who have sarcopenic obesity have both obesity and low muscle mass and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. We therefore believe there is an urgent unmet need for a drug that prevents the loss of muscle and increases the loss of fat for greater weight loss in at-risk sarcopenic obese and overweight older patients receiving GLP-1 RA for weight reduction.

Enobosarm is being developed as a treatment to preserve muscle/physical function and reduce fat to cause incremental weight loss in patients with obesity receiving a GLP-1 RA for weight reduction. A Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial was conducted to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo as a treatment to augment fat loss and to prevent muscle loss in 168 patients with obesity (≥60 years of age) receiving semaglutide (Wegovy®) for weight reduction. The primary endpoint was the percent change from baseline in total lean body mass, and the key secondary endpoints were the percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. After completing the efficacy dose-assessment portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b extension maintenance trial where all patients stopped treatment with semaglutide (Wegovy), but continue taking placebo, enobosarm 3mg, or enobosarm 6mg in a blinded fashion for 12 additional weeks. The Phase 2b extension clinical trial evaluated whether enobosarm can maintain muscle and prevent the fat regain that generally occurs after discontinuing a GLP-1 RA.

In January 2025, the Company announced topline results for the Phase 2b QUALITY clinical trial. The trial met its prespecified primary endpoint with a statistically significant and a clinically meaningful benefit in the preservation of total lean body mass in all patients receiving enobosarm 3mg + semaglutide versus placebo + semaglutide at 16 weeks (100% relative reduction in lean mass loss, p<0.001).

As for secondary clinical endpoints, enobosarm + semaglutide treatment resulted in dose dependent greater loss of fat mass compared to placebo + semaglutide with the enobosarm 6mg dose having a 42% greater relative loss of fat mass compared to placebo + semaglutide group at 16 weeks (p=0.017) and the enobosarm 3mg having a 12% greater fat loss. Although enobosarm + semaglutide significantly preserved lean mass, the additional loss of fat mass caused by enobosarm treatment was able to replace the lean mass preserved to allow a similar net mean weight loss measured by a DEXA scan with semaglutide at 16 weeks. Accordingly, the tissue composition of the total weight loss shifted to greater and selective loss of fat with enobosarm treatment. The mean percentage of total body mass loss in the placebo + semaglutide group that was due to lean mass was 34% and estimated fat loss was 66%. In contrast, in the enobosarm 3mg + semaglutide group, the total weight loss due to lean mass was 0% and estimated fat loss was 100%. Physical function was measured by the Stair Climb Test. Climbing stairs is an activity of daily living, and the Stair Climb Test measured functional muscle strength, balance and agility. Declines in performance measured by Stair Climb Test predicts in older patients a higher risk for mobility disabilities, gait difficulties, falls and bone fractures, hospitalizations, and mortality. As a point of reference, stair climb power declines by -1.38% annually with aging according to Van Roie E. PLOS ONE 14:e0210653, 2019.

●	Phase 2b QUALITY clinical trial is the first human study to demonstrate that older patients who are overweight or have obesity receiving semaglutide GLP-1 RA are at higher risk for accelerated loss of lean mass with physical function decline. A responder analysis was conducted using a greater than 10% decline in stair climb power as the cut off at 16 weeks which represents an approximate 7 to 8 year loss of stair climb power that naturally occurs with aging. In our study, the loss of lean mass mattered as 44.3% of patients on placebo + semaglutide group had at least a 10% decline in stair climb power physical function at 16 weeks.

●	Enobosarm treatment preserved lean mass (muscle) which translated into a reduction in the proportion of patients that had a clinically significant stair climb physical function decline versus subjects receiving semaglutide alone. The all enobosarm 3mg + semaglutide group had a statistically significant and clinically meaningfully 59.8% relative reduction in the proportion of subjects that lost at least 10% stair climb power compared to placebo + semaglutide group (p=0.0006). In enobosarm 6mg + semaglutide, there was a 44.1% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.051).

Enobosarm is a novel drug candidate that improves GLP-1 RA therapy resulting in tissue selective quality weight reduction, that is, enobosarm + semaglutide improved changes in body composition which resulted in more selective and greater loss of adiposity (fat mass) than in subjects receiving placebo + semaglutide alone.

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

Phase 2b Extension Maintenance Portion of the Phase 2b QUALITY Study

After completing the efficacy dose-finding and active weight reduction portion of the Phase 2b QUALITY clinical trial, participants continued into a Phase 2b maintenance extension study where all patients discontinued semaglutide treatment, but continued receiving placebo, enobosarm 3mg, or enobosarm 6mg as monotherapy in a double-blind fashion for 12 weeks. On June 24, 2025, we announced positive results from the Maintenance Extension portion of the Phase 2b QUALITY clinical study.

At the end of the Phase 2b QUALITY study active weight loss period of 16 weeks, body weight loss was similar across treatment groups with the semaglutide + placebo group losing an average of 11.88 lbs. After the 12-week Maintenance and Extension study period (Day 112 to Day 196) where all treatment groups discontinued the use of semaglutide, the placebo monotherapy group regained 43% of body weight that was previously lost during the Phase 2b QUALITY for a mean percent change of 2.57% (5.06 lbs) in body weight, compared to 1.41% (2.73 lbs) for the 3mg enobosarm group (p=0.038) and 2.87% (5.29lbs) for the 6mg enobosarm group. The 3mg enobosarm monotherapy significantly reduced the body weight regained by 46%. On average, the placebo monotherapy group regained 2.27% in fat mass, while the enobosarm monotherapy cohorts had a loss of fat mass of -0.27% for the 3mg and -0.50% for the 6mg doses. The mean tissue composition of body weight regained was 28% fat and 72% lean mass in the placebo group, versus 0% fat and 100% lean mass in both the 3mg and the 6mg enobosarm groups.  By the end of the study at 28 weeks (Day 1 to Day 196), the placebo + semaglutide followed by placebo monotherapy group experienced a loss of lean mass, while both enobosarm + semaglutide followed by enobosarm monotherapy groups (3 mg and 6 mg doses) significantly preserved more than 100% of lean mass (enobosarm 3mg p<0.001 and enobosarm 6mg p=0.004). The enobosarm + semaglutide followed by enobosarm monotherapy patients had a 58% greater loss of fat with enobosarm 3mg (p=0.085) and a 93% greater loss of fat with enobosarm 6mg (p=0.008) compared to placebo + semaglutide followed by placebo monotherapy.

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

The Phase 2b QUALITY and Maintenance Extension clinical trial confirmed that preserving lean mass with enobosarm plus semaglutide led to greater fat loss during the active weight loss period, and after the use of semaglutide was discontinued, enobosarm monotherapy significantly prevented the regain of both weight and fat mass during the maintenance period such that by end of study there was greater loss of fat mass while lean mass was preserved for a higher quality weight reduction compared to the placebo group.

Novel Modified Release Oral Enobosarm Formulation is on Track to be Available for Phase 3 Clinical Studies and Commercialization

Veru is currently developing a novel, patentable, modified release oral formulation for enobosarm. In a pilot pharmacokinetic study, the new modified release formulation resulted in a 25-33% reduction in maximum plasma contraction (Cmax), a delayed time to maximum plasma concentration (Tmax), a distinct secondary peak, and similar extent of absorption (AUC) compared to historical values for enobosarm immediate release capsules. The actual formulation, pharmacokinetic release profile(s), and method of manufacturing are the subjects of pending patent applications. If issued, the expiry for the new modified release oral enobosarm formulation patent is expected to be 2046. The expectation is that this novel modified release oral enobosarm formulation will be available for the Phase 3 clinical studies and for commercialization.

Development Plan: Planned Clinical Trials.

The regulatory landscape continues to evolve for muscle preservation drugs in the treatment of obesity. Based on FDA feedback on Veru’s clinical development program for enobosarm, the FDA now guides that incremental weight loss with enobosarm added to GLP-1 RA treatment over the GLP-1 RA treatment alone is an acceptable primary endpoint to support approval. The FDA also confirmed that enobosarm 3mg is an acceptable dosage for future Veru clinical development. Further, the FDA has encouraged Veru to expand the enobosarm development program to include a younger population with obesity as younger patients could also benefit from a muscle preservation drug like enobosarm.

The weight loss plateau occurs when the patient with obesity stops losing weight while on a GLP-1 RA. In the SURMOUNT-1 clinical study conducted by Eli Lilly and Company, about 88% of patients with obesity receiving tirzepatide reached the weight loss plateau by 72 weeks. Unfortunately, 62.6% of these patients are still clinically overweight or have obesity at 72 weeks. We believe treatment with tirzepatide when combined with enobosarm, will lead to additional fat loss by preserving muscle and physical function, especially in older patients. Enobosarm’s ability to directly and indirectly cause additional fat loss is expected to reset the weight loss plateau leading to incremental weight reduction, thereby increasing the number of patients who achieve and maintain a normal weight.

The evolving FDA thinking for the development of muscle preservation drugs for obesity and the critical changes in the current FDA guidance related to the acceptable primary endpoint of incremental weight loss, have necessitated the change in Veru’s clinical development plan. The clinical development program of enobosarm will take advantage of both the FDA regulatory clarity on the acceptable primary endpoint and on enobosarm’s key attributes, preservation of muscle and physical function, and greater selective fat loss (100% fat loss and 0% lean mass weight loss), that were demonstrated in Veru’s Phase 2 QUALITY study at 16 weeks.

Planned Phase 2b PLATEAU clinical study

Veru’s planned Phase 2b PLATEAU clinical study will evaluate the effect of enobosarm 3mg on total body weight, physical function, and safety in approximately 200 patients who have obesity (BMI ≥ 35) and are initiating GLP-1 RA treatment for weight reduction. The primary efficacy endpoint of the study is the percent change from baseline in total body weight at 72 weeks. An interim analysis will be conducted at 36 weeks to assess the percent change from baseline in lean body mass and fat mass, as measured by DEXA scans. The key secondary endpoints are total fat mass, total lean mass, physical function (stair climb test), bone mineral density, and patient reported outcome questionnaires for physical function (SF-36 PF-10, and IWQOL-lite CT physical function).

The Phase 2b PLATEAU clinical study is designed to assess the ability of enobosarm treatment to break through the weight loss plateau observed in patients with obesity receiving GLP-1 RA treatment to achieve clinically meaningful incremental weight reduction and preserve muscle mass and physical function by 72 weeks. The clinical study is expected to begin in the first quarter of calendar 2026.

The proposed Phase 2b PLATEAU clinical trial design is a double-blind, placebo-controlled study in approximately 200 patients with BMI ≥ 35 and age ≥ 65 who are eligible for treatment with GLP-1 RA. The GLP-1 RA may be either WEGOVY (semaglutide) and/or Zepbound® (tirzepatide). Patients will be randomized to oral daily enobosarm or matching placebo. All subjects will start and receive GLP-1 RA during the study. The proposed primary objective will be the effect of enobosarm on total body weight. Proposed key secondary objectives will be to assess the effect of enobosarm on total lean mass, total fat mass, bone mineral density, physical function (stair climb assessment), HOMA-IR, and select patient reported outcome measures.

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

Unfortunately, colchicine has well known serious safety concerns. Colchicine has high potential for drug-drug interactions as it is a substrate for CYP3A4 and P-glycoprotein. Consequently, commonly used cardiovascular drugs including almost all statins (HMG-CoA reductase inhibitors) may interact with colchicine resulting in erratic or higher blood levels of colchicine. Colchicine has a narrow therapeutic index and extreme care must be taken to avoid accidental overdoses, which may be fatal. Accordingly, patients receiving regular colchicine therapy require close clinical supervision. Common side effects are gastrointestinal symptoms (diarrhea, vomiting, and abdominal cramping) and myalgia. Blood dyscrasias which may be fatal, neurotoxicity, and rhabdomyolysis may also rarely occur (LODOCO FDA PI 2023).  Colchicine may be first-in-class and the first FDA approved treatment for this significant indication to treat atherosclerotic inflammation, but unfortunately colchicine has significant safety concerns that may limit its expected widespread use and therefore may not adequately address the current unmet medical need of atherosclerotic inflammation.

We believe there is compelling scientific evidence and rationale to evaluate sabizabulin as a treatment for the inflammation associated with atherosclerotic cardiovascular disease. Sabizabulin is a new molecular entity, small molecule that targets the colchicine binding site on β-tubulin. Like colchicine, sabizabulin inhibits microtubule polymerization and has demonstrated the ability to reduce the most important inflammatory mediators that play a role in the initiation and progression of atherosclerotic CAD. Overall preclinical data from in vitro and in vivo inflammation studies show that sabizabulin treatment suppressed all cytokines and chemokines tested which includes IL-1α, IL-1β, IL-6, IL-8, TNF-α, Interferon-γ, and IP-10 (CXCL-10). In Phase 2 and 3 pulmonary inflammation COVID-19 clinical studies, sabizabulin has demonstrated broad anti-inflammatory activity. The safety database consists of 266 dosed patients from the sabizabulin clinical development program comprised of the Phase 2 and Phase 3 studies in hospitalized COVID-19 patients for acute use (149 patients at 9 mg daily for ≤ 21 days), as well as data from the Phase 1b/2 and Phase 3 studies in prostate cancer for chronic use (117 patients treated at up to 32 mg daily for up to 3 years).  Further, because sabizabulin has a different chemical structure than colchicine, it is not a substrate for CYP3A4 and P-glycoprotein thereby potentially eliminating drug-drug interactions concerns associated with colchicine. In contrast to colchicine, sabizabulin has stable pharmacokinetics and low potential for drug-drug interactions; thus, sabizabulin may be administered potentially more safely as a secondary therapy in combination with statin therapy for the reduction of inflammation to slow the progression or promote regression of atherosclerotic cardiovascular disease.

With the FDA’s 2023 approval of colchicine for reducing cardiovascular events in subjects with atherosclerotic cardiovascular disease, we believe a novel clinical pathway is now open to develop anti-inflammatory drugs with a potentially better efficacy and safety profile like sabizabulin as a secondary treatment in combination with lipid lowering statin drugs to prevent and treat atherosclerotic CAD. As a consequence, Veru has evolved its drug development strategy for sabizabulin and is exploring the possibility of the clinical development of sabizabulin, a novel oral broad anti-inflammatory agent, for the treatment of inflammation in atherosclerotic cardiovascular disease. The Company’s decision to explore this major cardiometabolic indication was based on the significant unmet medical need to treat inflammation in atherosclerotic cardiovascular disease, the large global market opportunity, current clinical and safety sabizabulin database of 266 patients, high probability of success of the drug’s mechanism of action which is similar to colchicine, and strong intellectual property position.

Development Plan: Planned Clinical Trials.

Veru had a pre-IND meeting with the FDA Division of Cardiology and Nephrology Center for Drug Evaluation and Research on December 26, 2024. The indication for discussion was the use of sabizabulin to slow progression or promote regression of atherosclerotic disease in patients with a history of coronary artery disease. The FDA agreed that there remains an unmet medical need based on disease pathophysiology. Initially, we plan to evaluate sabizabulin in a small Phase 2 dose finding proof of concept study to assess whether sabizabulin reduces blood levels of high sensitivity C-reactive protein, a important measurement of inflammation, in patients with stable CAD. Veru currently has sufficient drug substance to supply the proposed Phase 2 clinical study in patients with stable CAD to measure levels of high sensitivity C-reactive protein.

FC2 Business Sale and Discontinued Operations

On December 30, 2024, the Company and a wholly owned subsidiary of the Company (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company's FC2 female condom business ® (internal condom), including the stock of the Company’s U.K. and Malaysian operating subsidiaries. The Purchaser assumed certain liabilities relating to the FC2 Business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters.  The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy (the “R&W Policy”) issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud.

The purchase price for the FC2 Business Sale was $18.0 million in cash, including adjustments to the purchase price in the Purchase Agreement, which included a customary working capital adjustment subsequent to closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. In September 2025, an accounting firm delivered its final determination with respect to a dispute between the Sellers and the Purchaser as to the amount of the purchase price adjustments, resolving all disputed matters in favor of the Sellers. As a result of the final determination, the Purchaser paid additional purchase price of approximately $150,000 to the Company and approximately $300,000 was released from an escrow account to the Company. Net proceeds from the FC2 Business Sale were $16.5 million, which is the $18.0 million purchase price per the Purchase Agreement after purchase price adjustments, net of costs incurred of $1.4 million, and amounts allocated to the related transition services agreement of $150,000 but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million (see Note 8 for additional information). The loss on sale of the FC2 Business is $4.1 million, which is the difference between estimated net proceeds of $16.5 million and the total carrying value of the FC2 Business of $20.6 million. The carrying value of the FC2 Business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million. In addition, due to the FC2 Business Sale, liabilities associated with the Residual Royalty Agreement, which totaled $9.9 million at September 30, 2024, were extinguished.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 Business within loss from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our consolidated balance sheet as of September 30, 2025.

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

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and a warrant to purchase 846,975 shares of ONCO’s common stock (the “Warrant”) (such cash payment, shares of Series D Preferred Stock, and the Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amounts. There can be no assurances as to whether and when the Company will be able to receive any cash proceeds from the shares of Series D Preferred Stock, the Warrant, or any shares of ONCO’s common stock that the Company might acquire upon conversion of the Series D Preferred Stock or exercise of the Warrant.

Consolidated Operations

Operating Expenses.  Conducting research and development is central to our drug development programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $15.6 million and $12.8 million for fiscal 2025 and 2024, respectively. We expect to continue investing significant resources in research and development in the future in order to advance our drug candidates.

Results of Operations

YEAR ENDED September 30, 2025 COMPARED TO YEAR ENDED September 30, 2024

Research and development expenses increased to $15.6 million in fiscal 2025 from $12.8 million in fiscal 2024. The increase is due to an increase in expenses incurred related to the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss, which was ongoing during fiscal 2025, partially offset by a decrease in expenditures related to the Company’s other drug development programs that were terminated in previous years and a decrease in personnel costs.

Selling, general and administrative expenses were $19.9 million in fiscal 2025, which is a decrease from $24.6 million in fiscal 2024. The decrease is due primarily to a decrease in corporate personnel costs, due to a decrease in share-based compensation expense.

The Company recorded a gain on sale of ENTADFI assets of $10.8 million in fiscal 2025, compared to $1.2 million in fiscal 2024. The Company recognizes a gain on sale of ENTADFI assets as nonrefundable consideration is received. In the current year, the Company entered into the Settlement Agreement, whereby the Company received a cash payment of $6.3 million and the Series D Preferred Stock and the Warrant, which had a combined fair value of $2.5 million. See Note 15 to the financial statements included in this report for additional information.

The Company recorded a gain on extinguishment of debt of $8.6 million in fiscal 2025, related to the termination of the Residual Royalty Agreement, in connection with the FC2 Business Sale. The gain is the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt of $12.8 million, which included an embedded derivative for the change of control provision at fair value of $4.7 million.

The loss associated with the change in fair value of equity securities in fiscal 2025 was $0.3 million compared with $0.2 million for fiscal 2024. This is due primarily to the change in fair value of the shares of ONCO Series A Preferred Stock and the ONCO Common Stock, which was sold during fiscal 2025.

The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 Business of $7.0 million in fiscal 2025, which includes a net loss on the sale of the FC2 business of $4.1 million, compared with $2.5 million in fiscal 2024. The increase in net loss from discontinued operations during fiscal 2025 of $4.5 million is due primary to the loss on the sale of the FC2 business of $4.1 million, a reduction in gross profit of $4.3 million, and an increase in the loss from the change in fair value of derivative liabilities of $2.9 million, partially offset by a decrease in operating expenses of $5.5 million.

Liquidity and Sources of Capital

Liquidity

Our cash, cash equivalents, and restricted cash on hand at September 30, 2025 was $15.8 million, compared to $24.9 million at September 30, 2024. At September 30, 2025, the Company had working capital of $11.1 million and stockholders’ equity of $18.3 million compared to working capital of $23.4 million and stockholders’ equity of $32.3 million as of September 30, 2024. The decrease in working capital is primarily due to the decrease in cash, cash equivalents, and restricted cash of $9.1 million and a decrease in working capital of discontinued operations, related to the FC2 Business, of $6.1 million at September 30, 2024, which is partially offset by an increase in investments in equity securities of $1.8 million, a decrease in accrued compensation of $1.1 million and the extinguishment of the residual royalty agreement liability, which had a current balance of $1.0 million at September 30, 2024.

The Company is not profitable and has had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Based upon the Company’s current operating plan, it estimates that its cash, cash equivalents, and restricted cash as of the issuance date of the financial statements included in this report are insufficient for the Company to fund operating, investing and financing cash flow needs for the twelve months subsequent to the issuance date of the financial statements included in this report. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing transactions and/or other capital sources. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis.

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

Operating activities

Our operating activities used cash of $30.0 million in fiscal 2025. Cash used in operating activities included net loss of $22.7 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $3.2 million and changes in operating assets and liabilities, totaling a decrease of $4.1 million. Adjustments to net loss consisted of share-based compensation of $8.1 million and the loss on the sale of the FC2 Business of $4.1 million. Changes in operating assets and liabilities included a decrease in accounts payable of $2.8 million and a decrease in accrued expenses and other liabilities of $1.4 million.

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating cash flows of discontinued operations are outflows of $0.3 million and inflows of $3.6 million in fiscal 2025 and 2024, respectively.

Investing activities

Net cash provided by investing activities was $25.1 million in fiscal 2025, due primarily to proceeds from the sale of the FC2 Business of $16.5 million and proceeds from the sale of the Company’s ENTADFI® assets of $8.3 million.

Net cash provided by investing activities was $0.1 million in fiscal 2024, attributed to $0.3 million received from the sale of the Company’s ENTADFI® assets, partially offset by $0.2 million in capital expenditures for property and equipment, primarily at our Malaysia location.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total investing cash flows of discontinued operations are inflows of $16.5 million, which includes net proceeds from the sale of the FC2 Business of $16.5 million, and outflows of $0.2 million in fiscal 2025 and 2024, respectively.

Financing activities

Net cash used in financing activities in fiscal 2025 was $4.2 million and consisted of a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, which terminated the Residual Royalty Agreement and extinguished the related debt.

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

In connection with the closing of the FC2 Business Sale, on December 30, 2024, the Company made a change of control payment of $4.2 million pursuant to the Residual Royalty Agreement, and upon such payment, the Residual Royalty Agreement terminated in accordance with its terms. The Company recognized a gain on extinguishment of debt of $8.6 million for the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt, which included an embedded derivative for the change of control provision at fair value.

Excluding the change of control payment, the Company made total payments under the Residual Royalty Agreement of $0.3 million and $0.7 million during fiscal 2025 and fiscal 2024, respectively. The Company is not required to make any additional payments under the Residual Royalty Agreement.

Equity Offerings

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

On October 31, 2025, we completed an underwritten public offering of (i) 1,400,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 7,000,000 shares of our common stock, each representing the right to purchase one share of common stock at an exercise price of $0.001, in lieu of common stock, (iii) accompanying Series A warrants to purchase up to 8,400,000 shares of our common stock, and (iv) accompanying Series B warrants to purchase up to 8,400,000 shares of our common stock, at a public offering price of $3.00 per share of common stock, accompanying Series A warrant and accompanying Series B warrant. Net proceeds to the Company from this offering were approximately $23.4 million after deducting underwriting discounts and commissions and costs paid by the Company. All of the securities sold in the offering were by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606).

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

During the year ended September 30, 2025, we did not sell any shares under the Lincoln Park Purchase Agreement. During the year ended September 30, 2024, we sold 180,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement, resulting in proceeds to the Company of $1.7 million. Since inception of the Lincoln Park Purchase Agreement through September 30, 2025, we have sold 302,500 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement, resulting in proceeds to the Company of $3.1 million.

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

During the year ended September 30, 2025, we did not sell any shares under the Jefferies Sales Agreement. During the year ended September 30, 2024, we sold 9,016 shares of common stock under the Jefferies Sales Agreement, resulting in net proceeds to the Company of $67,000. Since inception of the Jefferies Sales Agreement through the date the Jefferies Sales Agreement was terminated, we sold 136,742 shares of common stock resulting in net proceeds to the Company of $1.1 million.

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

The Company’s most critical accounting estimates include: research and development costs, measurement of fair value, and valuation of goodwill and intangible assets. The Company has other key accounting policies that are less subjective and, therefore, their application is less subject to variations that would have a material impact on the Company’s reported results of operations. The following is a discussion of the Company’s most critical policies, as well as the estimates and judgments involved.

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

Fair Value Measurements

As of September 30, 2024, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, represents the fair value of the change of control provisions in the Residual Royalty Agreement. During the year ended September 30, 2025, the Residual Royalty Agreement was terminated and the embedded derivative was extinguished together with the debt.  See Note 8 to the financial statements included in this report for additional information. The fair values of these liabilities were estimated based on unobservable inputs (Level 3 measurement), which required highly subjective judgment and assumptions. The Company estimated the fair value of the embedded derivative within the Residual Royalty Agreement using a scenario-based method, whereby different scenarios are valued and probability weighted. The scenario-based valuation model incorporated transaction details such as the contractual terms of the instrument and assumptions that included projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. As a result, the use of different estimates or assumptions would have resulted in a higher or lower fair value and different amounts being recorded in the Company’s financial statements.

The Company also has investments in equity securities consisting of the Series D Preferred Stock and the ONCO Warrant as of September 30, 2025 and the ONCO Common Stock as of September 30, 2024. The Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 14 for additional information. The Company has elected to measure the Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the Series D Preferred Stock and the ONCO Warrant have been determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of Series D convertible preferred stock and warrants to purchase 4,362,827 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the Series D Preferred Stock and ONCO Warrant includes a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 4 to the financial statements included in this report.

Goodwill

The Company has $6.9 million recorded as goodwill at September 30, 2025 and 2024. The Company evaluates the carrying value of its goodwill on an annual basis in the fourth quarter of each fiscal year or more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Prior to the FC2 Business Sale, the Company’s goodwill was assigned to the Research and Development reporting unit. Subsequent to the FC2 Business Sale, the Company has a single reporting unit.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of September 30, 2025, based on criteria in “Internal Control - Integrated Framework” issued by the COSO in 2013.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters-Director Nominations,” “Corporate Governance Matters – Policy on Trading, Hedging and Pledging Our Common Stock” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2026. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Code of Business Ethics” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2026.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Lucy Lu, M.D. (Chairperson), Michael L. Rankowitz and Loren Katzovitz.

Item 11. Executive Compensation

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation and Benefits” and “Executive Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Security Ownership” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2026. Information regarding director independence is incorporated by reference to the discussion under “Corporate Governance Matters – Director Independence” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2026.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC on or before January 28, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.	Financial Statements

The following consolidated financial statements of the Company are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2025 and 2024

Consolidated Statements of Operations for the Years Ended September 30, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended September 30, 2025 and 2024

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

2.3	Stock and Asset Purchase Agreement, dated as of December 30, 2024, between the Company and Clear Future, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on January 3, 2025).

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

3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company to effect the Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on August 12, 2025).

3.11	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 4, 2018).

4.1	Amended and Restated Articles of Incorporation, as amended (same as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, and 3.10).

4.2	Articles II, VII and XI of the Amended and Restated By-Laws of the Company (included in Exhibit 3.11).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 8, 2023).

4.4	Form of Pre-Funded Warrant issued in 2025 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on October 30, 2025).

4.5	Form of Series A Warrant issued in 2025 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on October 30, 2025).

4.6	Form of Series B Warrant issued in 2025 Offering (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 1-13602) filed with the SEC on October 30, 2025).

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

10.15

Purchase Agreement, dated May 2, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 3, 2023).

10.16

Registration Rights Agreement, dated May 2, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on May 3, 2023).

10.17	Letter Agreement, dated December 13, 2023, between the Company and Lincoln Park Capital Fund LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on December 13, 2023).

10.18	Settlement Agreement, dated as of September 22, 2025, between the Company and Onconetix, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 1-13602) filed with the SEC on September 26, 2025).

19	Veru Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Form 10-K (File No. 1-13602) filed with the SEC on December 16, 2024).

21	Subsidiaries of Registrant. **

23.1	Consent of Cherry Bekaert LLP. **

24.1	Power of Attorney (included as part of the signature page hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). **, ***

97.1	Veru Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K (File No. 1-13602) filed with the SEC on December 8, 2023).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Date: December 17, 2025	VERU INC.

	BY:	/s/ Mitchell S. Steiner
Mitchell S. Steiner Chairman, Chief Executive Officer and President

	BY:	/s/ Michele Greco
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

Signature	Title	Date

/s/ Mitchell S. Steiner	Chairman of the Board, Chief Executive Officer, President, and Director	December 17, 2025
Mitchell S. Steiner	(Principal Executive Officer)

/s/ Michele Greco	Chief Financial Officer and Chief Administrative Officer	December 17, 2025
Michele Greco	(Principal Accounting and Financial Officer)

/s/ Harry Fisch	Vice Chairman of the Board and Director	December 17, 2025
Harry Fisch

/s/ Grace S. Hyun	Director	December 17, 2025
Grace S. Hyun

/s/ Lucy Lu	Director	December 17, 2025
Lucy Lu

/s/ Loren Mark Katzovitz	Director	December 17, 2025
Loren Mark Katzovitz

/s/ Michael L. Rankowitz	Director	December 17, 2025
Michael L. Rankowitz

Veru Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Veru Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veru Inc. (collectively, the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is not profitable, has recorded negative cash flows from operations, and will need substantial capital to support its drug development operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued and Prepaid Clinical Trial Expenses

Description of Matter

The Company’s accrued research and development costs totaled $50,058 at September 30, 2025, which is included in accrued expenses and other current liabilities on the consolidated balance sheets and the Company’s prepaid research and development costs totaled $90,127 at September 30, 2025, which is included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Auditing the Company’s accrued and prepaid clinical trial expenses is especially challenging due to the large volume of information received from multiple third-party service providers that perform services on the Company’s behalf. While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received related to each trial project from its third-party service providers, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of invoicing received from third-party service providers, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

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

Atlanta, Georgia

December 17, 2025

VERU INC.

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2025 and 2024

	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$15,794,562	$24,916,285
Investment in equity securities	2,525,305	742,295
Prepaid expenses and other current assets	595,251	805,633
Current assets of discontinued operations	—	8,759,011
Total current assets	18,915,118	35,223,224
Property and equipment, net	364,808	481,372
Operating lease right-of-use asset	2,746,014	3,250,623
Goodwill	6,878,932	6,878,932
Other assets	930,847	989,596
Long-term assets of discontinued operations	—	13,595,025
Total assets	$29,835,719	$60,418,772

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,121,448	$2,259,668
Accrued compensation	3,510,237	4,494,278
Accrued expenses and other current liabilities	394,529	669,685
Residual royalty agreement, short-term portion (Note 8)	—	1,025,837
Operating lease liability, short-term portion	758,946	736,970
Current liabilities of discontinued operations	—	2,681,530
Total current liabilities	7,785,160	11,867,968
Residual royalty agreement, long-term portion (Note 8)	—	8,850,792
Operating lease liability, long-term portion	2,358,018	2,905,309
Other liabilities	1,359,871	4,461,920
Long-term liabilities of discontinued operations	—	16,071
Total liabilities	11,503,049	28,102,060

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, no shares issued and outstanding at September 30, 2025 and 2024, respectively	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 14,868,690 and 14,856,762 shares issued and 14,650,320 and 14,638,392 shares outstanding at September 30, 2025 and 2024, respectively	148,687	148,568
Additional paid-in-capital	343,286,502	335,125,903
Accumulated other comprehensive loss	—	(581,519)
Accumulated deficit	(317,295,914)	(294,569,635)
Treasury stock, 218,370 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	18,332,670	32,316,712
Total liabilities and stockholders' equity	$29,835,719	$60,418,772

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED September 30, 2025 and 2024

	2025	2024

Operating expenses:
Research and development	$15,588,185	$12,782,167
General and administrative	19,942,747	24,609,801
Total operating expenses	35,530,932	37,391,968

Gain on sale of ENTADFI® assets	10,780,290	1,222,908

Operating loss	(24,750,642)	(36,169,060)

Non-operating income (expenses):
Gain on extinguishment of debt	8,624,778	—
Change in fair value of equity securities	(323,773)	(176,077)
Other income, net	768,380	1,085,199
Total non-operating income	9,069,385	909,122

Net loss from continuing operations	(15,681,257)	(35,259,938)
Net loss from discontinued operations, net of taxes	(7,045,022)	(2,541,488)
Net loss	$(22,726,279)	$(37,801,426)

Net loss from continuing operations per basic and diluted common shares outstanding	$(1.07)	$(2.61)
Net loss from discontinued operations per basic and diluted common shares outstanding	$(0.48)	$(0.19)
Net loss per basic and diluted common shares outstanding	$(1.55)	$(2.80)

Basic and diluted weighted average common shares outstanding	14,646,294	13,487,502

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED September 30, 2025 and 2024

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2023	9,396,640	$93,967	$284,740,527	$(581,519)	$(256,768,209)	$(7,806,605)	$19,678,161
Share-based compensation	—	—	13,644,405	—	—	—	13,644,405
Issuance of shares pursuant to share-based awards	273	3	3,277	—	—	—	3,280
Sale of shares under common stock purchase agreements	180,000	1,800	1,659,690	—	—	—	1,661,490
Issuance of shares pursuant to Jefferies Sales Agreement, net of commission and costs	9,016	90	66,461	—	—	—	66,551
Amortization of deferred costs	—	—	(164,313)	—	—	—	(164,313)
Shares issued in connection with public offering of common stock, net of fees and costs	5,270,833	52,708	35,175,856	—	—	—	35,228,564
Net loss	—	—	—	—	(37,801,426)	—	(37,801,426)
Balance at September 30, 2024	14,856,762	148,568	335,125,903	(581,519)	(294,569,635)	(7,806,605)	32,316,712
Share-based compensation	—	—	8,102,177	—	—	—	8,102,177
Release of cumulative foreign currency translation adjustment to discontinued operations	—	—	—	581,519	—	—	581,519
Shares issued for consulting services	12,000	120	58,692	—	—	—	58,812
Adjustment for cash in lieu of fractional shares	(72)	(1)	(270)	—	—	—	(271)
Net loss	—	—	—	—	(22,726,279)	—	(22,726,279)
Balance at September 30, 2025	14,868,690	$148,687	$343,286,502	$—	$(317,295,914)	$(7,806,605)	$18,332,670

See notes to consolidated financial statements.

VERU INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED September 30, 2025 and 2024

	2025	2024
OPERATING ACTIVITIES
Net loss	$(22,726,279)	$(37,801,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,105	268,177
Gain on sale of ENTADFI® assets	(10,780,290)	(1,222,908)
Loss on sale of FC2 business	4,103,817	—
Noncash change in right-of-use assets	581,453	770,700
Noncash interest expense, net of interest paid	(168,556)	(97,130)
Gain on extinguishment of debt	(8,624,778)	—
Share-based compensation	8,102,177	13,644,405
Deferred income taxes	(1,916)	367,182
Provision for obsolete inventory	(72,831)	1,566,830
Change in fair value of derivative liabilities	3,138,316	239,000
Change in fair value of equity securities	323,773	176,077
Loss on disposal of fixed assets	—	184,267
Other	58,812	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(657,253)	546,203
Decrease in inventories	863,928	986,108
Decrease in prepaid expenses and other assets	397,573	862,039
Decrease in accounts payable	(2,760,287)	(5,432,411)
(Decrease) increase in accrued expenses and other current liabilities	(1,347,500)	3,944,381
Decrease in operating lease liabilities	(625,352)	(683,827)
Net cash used in operating activities	(30,043,088)	(21,682,333)

INVESTING ACTIVITIES
Proceeds from sale of FC2 business, net of costs	16,470,552	—
Cash proceeds from sale of ENTADFI® assets	8,280,290	304,536
Proceeds from sale of equity securities	393,217	—
Capital expenditures	(1,083)	(158,322)
Net cash provided by investing activities	25,142,976	146,214

FINANCING ACTIVITIES
Payment on extinguishment of residual royalty agreement liabilities	(4,221,611)	—
Proceeds from sale of shares in public offering, net of commissions and costs	—	35,228,564
Proceeds from stock option exercises	—	3,280
Proceeds from sale of shares pursuant to Jefferies Sales Agreement, net of commissions and costs	—	66,551
Proceeds from sale of shares under common stock purchase agreements	—	1,661,490
Installment payments on premium finance agreement	—	(132,975)
Net cash (used in) provided by financing activities	(4,221,611)	36,826,910

Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,121,723)	15,290,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	24,916,285	9,625,494
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$15,794,562	$24,916,285

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$78,548	$368,820
Cash paid for interest	$332,826	$704,600
Schedule of non-cash investing and financing activities:
Equity securities received from sale of ENTADFI® assets	$2,500,000	$918,372
Amortization of deferred costs related to common stock purchase agreement	$—	$164,313

See notes to consolidated financial statements.

VERU INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Veru International Holdco Inc., Aspen Park Pharmaceuticals, Inc. (APP) and PCHC Limited (formerly known as The Female Health Company Limited). PCHC Limited sold the stock of its wholly owned subsidiary, The Female Health Company (UK) plc effective December 30, 2024, as part of the FC2 Business Sale (see Note 3 for additional information). The Female Health Company (UK) plc and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”) are included in the consolidated financial statements through December 30, 2024. Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma Netherlands B.V., Veru Biopharma UK Limited, and Veru Biopharma Europe Limited were dissolved in November 2024, July 2025, and September 2025, respectively. These entities are included in the consolidated financial statements through the respective date of dissolution. All significant intercompany transactions and accounts have been eliminated in consolidation.

The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program includes enobosarm, a selective androgen receptor modulator, being developed as a next generation drug that makes weight reduction by glucagon-like peptide-1 receptor agonist drugs more tissue selective for loss of fat and preservation of lean muscle mass, and sabizabulin, a microtubule disruptor, which is being developed for the treatment of inflammation in atherosclerotic cardiovascular disease. The Company had the FC2 Female Condom/FC2 Internal Condom® (FC2), an FDA-approved commercial product for the dual protection against unplanned pregnancy and sexually transmitted infections. The Company sold the FC2 business on December 30, 2024. See Note 3 for additional information. The Company also had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 14 for additional information. Most of the Company’s net revenues during fiscal 2025 and 2024 were derived from sales of FC2 and are included within discontinued operations.

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

Reverse stock split: As described more fully in Note 9, effective August 8, 2025, the Company effected a 1-for-10 reverse stock split for all of its issued and outstanding shares of common stock. All share and per share amounts presented in these consolidated financial statements and accompanying notes and elsewhere in this Annual Report on Form 10-K, including but not limited to shares issued and outstanding, loss per share, and stock options and stock appreciation rights, as well as the dollar amounts of common stock and paid-in-capital, have been retroactively adjusted for all periods presented. There was no change to the total number of shares authorized or par value per share as a result of this reverse stock split.

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

Cash, cash equivalents, and restricted cash and concentration: Cash, cash equivalents, and restricted cash, which primarily consist of cash on deposit with financial institutions and highly liquid money market funds, are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company treats short-term, highly liquid funds that are readily convertible to known amounts of cash and have original maturities of three months or less as cash equivalents. The Company’s cash is maintained primarily in one financial institution, located in Chicago, Illinois.

Investments in equity securities: Investments in equity securities consisted of 3,125 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) of Onconetix, Inc. (“ONCO”) and a warrant to purchase 846,975 shares of common stock of ONCO (the “ONCO Warrant”) as of September 30, 2025. Investments in equity securities consisted of 142,749 shares of common stock (“ONCO Common Stock”) of ONCO as of September 30, 2024. The Company elected to measure the Series D Preferred Stock, the ONCO Warrant, and the ONCO Common Stock using the fair value option, as provided for by FASB Accounting Standards Codification (ASC) 825, Financial Instruments, which allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Under the fair value option, related gains and losses on the financial instrument will be reflected in non-operating income (expenses) in the Company’s statements of operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Pursuant to this guidance, the carrying value will be adjusted to estimated fair value at the end of each quarter. The value of the Series D Preferred Stock and the ONCO Warrant was $2.5 million as of September 30, 2025. The value of the ONCO Common Stock was $0.7 million as of September 30, 2024. See Note 4 for additional discussion.

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

Goodwill: The Company’s goodwill arose from the acquisition of APP (the “APP Acquisition”) on October 31, 2016. Goodwill is not amortized and is subject to an impairment review annually, in the fourth quarter of each fiscal year, and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit.

Goodwill consists of the cost of an acquired business in excess of the fair value of the net assets acquired. The Company’s goodwill is assigned to the reporting unit that is expected to benefit from the synergies of a business combination. The Company has identified a single reporting unit, consistent with its single operating segment. The Company tests goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the Company uses an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are consistent with the Company’s business plans and a market participant’s views. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company’s results of operations. Actual results may differ from the Company's estimates. The fair value of the reporting unit is compared with its carrying amount and an impairment charge would be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value.

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

Deferred financing costs: Costs incurred in connection with the common stock purchase agreements and the at-the-market sale agreement discussed in Note 9 have been included in other assets on the accompanying consolidated balance sheets at September 30, 2025 and 2024. When shares of the Company’s common stock are sold under the common stock purchase agreement or at-the market sale agreement, a pro-rata portion of the deferred costs is recorded to additional paid-in-capital.

Fair value measurements: Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 – Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us as of the reporting dates. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. See Note 4 for a discussion of fair value measurements.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts payable and other accrued liabilities approximate their fair value based on the short-term nature of these instruments. The carrying value of the residual royalty agreement liabilities, taking into consideration the related derivative instruments, is estimated to approximate fair value.

Derivative instruments: The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company reviews the terms of debt instruments it enters into to determine whether there are embedded derivative instruments, which are required to be bifurcated and accounted for separately as derivative financial instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. Liabilities incurred in connection with an embedded derivative are discussed in Note 4.

Research and development costs: Research and development costs are expensed as they are incurred and include salaries and benefits, costs to conduct clinical trials, and contract services. Nonrefundable advance payments made for goods or services to be used in research and development activities are deferred and capitalized until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company did not have any material capitalized nonrefundable advance payments as of September 30, 2025 or 2024.

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

Advertising: The Company’s policy is to expense advertising costs as incurred. The Company did not incur significant advertising costs during the years ended September 30, 2025 and 2024.

Income taxes: FASB ASC Topic 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carryforwards for income tax purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

Foreign currency translation and operations: Effective October 1, 2009, the Company determined that there were significant changes in facts and circumstances, triggering an evaluation of its subsidiaries’ functional currency, resulting in the adoption of the U.S. dollar as the functional currency for all foreign subsidiaries. The consistent use of the U.S. dollar as the functional currency across the Company reduces its foreign currency risk and stabilizes its operating results. The cumulative foreign currency translation loss included in accumulated other comprehensive loss was $0.6 million as of September 30, 2024. As a result of the FC2 Business Sale, the cumulative foreign currency translation loss was reclassified and included in the calculation of the loss on the sale of the FC2 business. There was no cumulative foreign currency translation loss included in accumulated other comprehensive loss as of September 30, 2025. Assets located outside of the U.S. were zero and $9.2 million at September 30, 2025 and September 30, 2024, respectively.

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. In fiscal 2025 and 2024, comprehensive income (loss) is equivalent to the reported net income (loss).

Recently adopted accounting pronouncements: In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending  September 30, 2025, and subsequent interim periods, with early adoption permitted. Accordingly, the Company adopted this new standard for the fiscal year ended September 30, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial results, but resulted in enhanced disclosures. See Note 17 for segment disclosures.

Recent accounting pronouncements not yet adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for the Company’s annual periods beginning with the fiscal year ending  September 30, 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and selling expenses) included in certain expense captions presented on the face of the statement of operations. ASU 2024-03 is effective for the Company’s annual reporting periods beginning fiscal year ending September 30, 2028, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

We have reviewed all other recently issued accounting pronouncements and have determined that such standards that are not yet effective will not have a material impact on our financial statements or do not otherwise apply to our operations.

Note 2 – Going Concern

The Company is not profitable and has had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Based upon the Company’s current operating plan, it estimates that its cash, cash equivalents, and restricted cash as of the issuance date of these financial statements are insufficient for the Company to fund operating, investing and financing cash flow needs for the twelve months subsequent to the issuance date of these financial statements. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing transactions and/or other capital sources. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis.

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

Note 3 – Discontinued Operations

On December 30, 2024, the Company and PCHC Limited (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company’s FC2 business, including the stock of The Female Health Company (UK) plc and the Malaysia subsidiary. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters. The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud.

The purchase price for the FC2 Business Sale was $18.0 million in cash, including adjustments to the purchase price in the Purchase Agreement, which included a customary working capital adjustment subsequent to closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale were $16.5 million, which is the $18.0 million purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, and amounts allocated to the related transition services agreement of $150,000 but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million (see Note 8 for additional information). The loss on sale of the FC2 business is $4.1 million, which is the difference between estimated net proceeds of $16.5 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million.

The Purchase Agreement contains a provision for an adjustment to the purchase price, including an adjustment based on the working capital of the FC2 business as of the closing date. The Purchaser was required to deliver its purchase price adjustment calculation within 90 days after the closing date. The Purchaser delivered its calculation in April 2025 and we disputed the calculation. This dispute was been submitted to an accounting firm for binding resolution, and in September 2025 the accounting firm delivered its final determination, resolving all disputed matters in favor of the Company. As a result of the final determination, the Purchaser paid additional purchase price of approximately $150,000 to us and approximately $300,000 was released from escrow.

In connection with the FC2 Business Sale, the Company and the Purchaser entered into a transition services agreement (the “TSA”). Under the terms of the TSA, the Company will provide to the Purchaser, on a transitional basis, certain services or functions, including information technology services, facilitating the transition of assignable and non-assignable contracts, and other corporate and administrative matters. Generally, these services will be provided within six months, with certain services related to the transition of IT and technology systems extending up to 12 months and certain services related to the transition of contracts extending up to 32 months. The transition services will be provided at no fees but the TSA provides for the reimbursement of certain out-of-pocket costs. The Company allocated $150,000 of the purchase price per the Purchase Agreement to the transition services per the TSA, based on an estimate of the fair value of the services to be provided, which was recognized by the Company over a six month period.

Pursuant to the terms of the Purchase Agreement, the Company, the Purchaser, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which the Purchaser deposited $0.4 million of the aggregate purchase price of the FC2 Business Sale into an escrow account established with the escrow agent for the following purposes: (1) $300,000, from which any adjustment amount requiring payment from the Company to the Purchaser may be recovered upon final determination of such adjustments pursuant to the Purchase Agreement and (2) $54,000 for certain indemnity obligations, if any, that arise under the Purchase Agreement, to be held for 18 months from the closing date to the extent not subject to a pending indemnity claim. In September 2025, $300,000 was released upon final determination of the purchase price adjustment pursuant to the Purchase Agreement. The remaining amount held in escrow of $54,000 as of  September 30, 2025 is classified as restricted cash and included within cash, cash equivalents, and restricted cash on the accompanying consolidated balance sheet.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our consolidated balance sheet as of September 30, 2024. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our consolidated balance sheet as of September 30, 2025.

The following table presents results of discontinued operations for the years ended September 30, 2025 and 2024:

	2025	2024

Net revenues	$4,484,591	$16,886,419

Cost of sales	2,900,514	11,032,442

Gross profit	1,584,077	5,853,977

Operating expenses	1,112,183	6,600,314

Loss on sale of FC2 business	(4,103,817)	—

Operating loss	(3,631,923)	(746,337)

Non-operating expenses:
Interest expense	(164,270)	(607,470)
Change in fair value of derivative liabilities	(3,138,316)	(239,000)
Other expense, net	(31,960)	(223,580)
Total non-operating expenses	(3,334,546)	(1,070,050)

Loss before income taxes	(6,966,469)	(1,816,387)

Income tax expense	78,553	725,101

Net loss from discontinued operations, net of taxes	$(7,045,022)	$(2,541,488)

The following table presents the carrying amounts of assets and liabilities of discontinued operations as of September 30, 2024:

September 30, 2024
Current assets:
Accounts receivable, net	$3,960,305
Inventories, net	4,144,179
Prepaid expenses and other current assets	654,527
Total current assets of discontinued operations	$8,759,011

Long-term assets:
Plant and equipment, net	$803,282
Operating lease right-of-use asset	311,150
Deferred income taxes	12,340,237
Other assets	140,356
Total long-term assets of discontinued operations	$13,595,025

Current liabilities:
Accounts payable	$777,173
Accrued compensation	185,418
Accrued expenses and other current liabilities	1,390,412
Operating lease liability, short-term portion	328,527
Total current liabilities of discontinued operations	$2,681,530

Long-term liabilities:
Operating lease liability, long-term portion	$16,071
Long-term liabilities of discontinued operations	$16,071

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating and investing cash flows, which includes net proceeds from the sale of FC2, from discontinued operations for the years ended September 30, 2025 and 2024 are comprised of the following:

	2025	2024

Total net cash (used in) provided by operating activities from discontinued operations	$(335,650)	$3,603,795
Total net cash provided by (used in) investing activities from discontinued operations	$16,469,469	$(158,936)

Note 4 – Fair Value Measurements

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

There were no transfers between Level 1, Level 2 and Level 3 during fiscal 2025 and 2024.

As of September 30, 2025 and 2024, the Company’s financial liabilities measured at fair value on a recurring basis, which consisted of embedded derivatives, are also classified within Level 3 of the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending liability balance associated with embedded derivatives measured at fair value using significant unobservable inputs (Level 3) for the years ended September 30, 2025 and 2024:

	2025	2024

Beginning balance	$1,570,000	$1,331,000
Change in fair value of derivative liabilities	3,138,316	239,000
Extinguishments	(4,708,316)	—
Ending balance	$—	$1,570,000

The loss associated with the change in fair value of the embedded derivatives is included within net loss from discontinued operations on the accompanying consolidated statements of operations. It is included in discontinued operations because the related debt was required to be repaid as a result of the FC2 Business Sale.

The liabilities associated with embedded derivatives represented the fair value of the change of control provisions in the Residual Royalty Agreement. See Note 8 for additional information. There is no current observable market for these types of derivatives. The Company estimated the fair value of the embedded derivative within the Residual Royalty Agreement by using a scenario-based method, whereby different scenarios were valued and probability weighted. The scenario-based valuation model incorporated transaction details such as the contractual terms of the instrument and assumptions including projected FC2 revenues, expected cash outflows, probability and estimated dates of a change of control, risk-free interest rates and applicable credit risk. Material changes in any of these inputs would have resulted in a significantly higher or lower fair value measurement at future reporting dates, which could have had a material effect on our results of operations. On December 30, 2024, upon the FC2 Business Sale, the Company adjusted the fair value of the embedded derivative to the estimated fair value on that date and included the fair value of the embedded derivative in the carrying amount of debt, used to determine the gain on extinguishment of debt.

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

The Company also has investments in equity securities consisting of the Series D Preferred Stock and the ONCO Warrant as of September 30, 2025 and the ONCO Common Stock as of September 30, 2024. The Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 14 for additional information. The Company has elected to measure the Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the Series D Preferred Stock and the ONCO Warrant have been determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of Series D convertible preferred stock and warrants to purchase 4,362,827 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the Series D Preferred Stock and ONCO Warrant includes a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The following table summarizes the significant unobservable inputs used in the Monte Carlo Simulations as of September 22, 2025 (the date the Series D Preferred Stock and the ONCO Warrant were received and initially recognized) and as of September 30, 2025:

Significant Unobservable Input	September 22, 2025	September 30, 2025
Series D Preferred Stock
Simulation Term (Years)	1.5	1.5
Expected Volatility	72.5%	72.5%
Discount Rate	25.0%	25.0%
Calibration Discount	48.6%	48.6%
ONCO Warrant
Simulation Term (Years)	3.0	3.0
Equity Volatility	68.6%	68.6%
Calibration Discount	48.6%	48.6%

The following table provides a reconciliation of the beginning and ending balance associated with the Series D Preferred Stock and the ONCO Warrant measured at fair value of the year ended September 30, 2025, which are presented as investments in equity securities on the accompanying consolidated balance sheet:

2025
Series D Preferred Stock
Beginning balance	$—
Additions	1,758,003
Change in fair value of equity securities	6,315
Ending balance	$1,764,318
ONCO Warrant
Beginning balance	$—
Additions	741,997
Change in fair value of equity securities	18,990
Ending balance	$760,987

The Company had an investment in equity securities consisting of the ONCO Common Stock, which were sold during the year ended September 30, 2025 for net proceeds of $0.4 million. The value of the ONCO Common Stock was $0.7 million as of September 30, 2024.

The Company received 3,000 shares of Series A Convertible Preferred Stock (the “ONCO Series A Preferred Stock”) of ONCO on October 3, 2023 as part of a settlement of the receivable due on September 30, 2023 related to the sale of ENTADFI. See Note 14 for additional information. The Company elected to measure the ONCO Series A Preferred Stock at fair value in accordance with ASC 825. The investment in the ONCO Series A Preferred Stock was classified within Level 3 of the fair value hierarchy because there is no market for the ONCO Preferred Stock and the fair value was determined using significant unobservable inputs. The fair value of the ONCO Preferred Stock was determined on the date received using a probability-weighted bond plus call option model, which incorporated the stock price of ONCO on the valuation date, expected volatility of 79%, expected term of 3 years, and a discount rate of 35%. The Company also applied a 15% discount for lack of marketability due to the fact that there is no market for the preferred stock and a 60% probability of dissolution. The valuation was determined to be $0.9 million at October 3, 2023. On September 24, 2024, the Company converted all of the shares of ONCO Series A Preferred Stock it held into the ONCO Common Stock. Following this conversion, the ONCO Common Stock was classified within Level 1 of the fair value hierarchy and the valuation was determined based on the closing price of the ONCO Common Stock.

The Company recognized a loss from the change in fair value of equity securities of $0.3 million and $0.2 million during the years ended September 30, 2025 and 2024, respectively.

Note 5 – Accounts Receivable and Concentration of Credit Risk

All of the Company’s accounts receivables were included in the assets sold as part of the FC2 Business Sale, except for the Company’s accounts receivables due from The Pill Club. The Company has an allowance for credit losses of $3.9 million related to the total amount of receivables due from The Pill Club due to The Pill Club’s Chapter 11 bankruptcy, filed on April 18, 2023. The Company has an open claim with The Pill Club bankruptcy estate for these receivables but the timing and amount of recovery, if any, are unknown at this time.

Note 6 – Property and Equipment

Property and equipment consisted of the following at September 30, 2025 and 2024:

	Estimated
	Useful Life (years)	2025	2024
Property and equipment:
Office equipment, furniture and fixtures	3 - 7	765,911	765,911
Leasehold improvements	8	199,532	199,532
Total property and equipment		965,443	965,443
Less: accumulated depreciation and amortization		(600,635)	(484,071)
Property and equipment, net		$364,808	$481,372

Depreciation expense for the years ended September 30, 2025 and 2024 was approximately $0.1 million and $0.1 million, respectively.

Note 7 – Goodwill

The carrying amount of goodwill at September 30, 2025 and 2024 was $6.9 million. There was no change in the balance during the years ended September 30, 2025 and 2024.

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

At September 30, 2025 and 2024, the Residual Royalty Agreement liability consisted of the following:

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

Premium Finance Agreement

On November 1, 2022, the Company entered into an agreement to finance $1.4 million of its directors and officers liability insurance premium at an annual percentage rate of 6.3%. The financing agreement was payable in eleven monthly installments of principal and interest, which began on December 1, 2022. The last payment of $0.1 million was made in October 2023 and there was no balance outstanding as of September 30, 2025 and September 30, 2024.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at September 30, 2025 and September 30, 2024. The Company has 15,000 shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at September 30, 2025 and September 30, 2024.

Common Stock

We are authorized to issue up to 308,000,000 shares of common stock, $0.01 par value per share. Holders are entitled to one vote for each share of common stock.

In fiscal 2025, the Company issued 12,000 shares of common stock to a third party consultant for services to be provided totaling $59,000.

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

All share and per share amounts presented in these consolidated financial statements and accompanying notes and elsewhere in this Annual Report on Form 10-K, including but not limited to shares issued and outstanding, loss per share, and stock options and stock appreciation rights, as well as the dollar amounts of common stock and paid-in-capital, have been retroactively adjusted for all periods presented. No fractional shares were issued in connection with the reverse stock split. Shareholders who would have otherwise been entitled to receive fractional shares as a result of the reverse stock split received a cash payment in lieu thereof, based on the closing price of the Company’s common stock on  August 7, 2025.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of September 30, 2025, $109.0 million remained available under that shelf registration statement. The shelf registration statement expires on April 14, 2026.

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

Under the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”), provided that on such day the closing sale price per share of the Company’s common stock is above the Floor Price, as defined in the Lincoln Park Purchase Agreement, to require Lincoln Park to purchase up to 22,500 shares of the Company’s common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”) provided, however, that (1) the limit on the Regular Purchase Amount will be increased to 25,000 shares, if the closing sale price of the Company’s common stock on the applicable Purchase Date is not below $60.00 and to 27,500 shares, if the closing sale price of the Company’s common stock on the applicable Purchase Date is not below $80.00. Lincoln Park’s committed obligation under each Regular Purchase shall not exceed $2,500,000 or 200,000 Purchase Shares per each Regular Purchase. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the Company’s common stock during the Purchase Date, or (ii) the average of the three lowest closing sale prices of the Company’s common stock on the 10 consecutive business days ending on the business day immediately preceding such Purchase Date. The Company shall have the right to submit a Regular Purchase notice to Lincoln Park as often as every business day. A Regular Purchase notice is delivered to Lincoln Park after the market has closed (i.e., after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.

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

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the Lincoln Park Purchase Agreement may in no case exceed 1,767,850 shares (subject to adjustment as described above) of the Company’s common stock (which is equal to approximately 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Lincoln Park Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the Lincoln Park Purchase Agreement equals or exceeds $12.60 per share (subject to adjustment as described above) (which represents the Minimum Price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Capital Market immediately preceding the signing of the Lincoln Park Purchase Agreement, such that the transactions contemplated by the Lincoln Park Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules).

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

The Company did not sell any shares under the Lincoln Park Purchase Agreement during fiscal 2025. We sold 180,000 shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement during fiscal 2024, resulting in proceeds to the Company of $1.7 million. As a result of these sales, we recorded approximately $0.2 million of deferred costs to additional paid-in capital. The unamortized amount of deferred costs related to the Lincoln Park Purchase Agreement is $0.9 million at each of  September 30, 2025 and 2024 and is included in other assets on the accompanying consolidated balance sheets.

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

We did not sell any shares of common stock under the Jefferies Sales Agreement during fiscal 2025. We sold 9,016 shares of common stock under the Jefferies Sales Agreement during fiscal 2024, resulting in net proceeds to the Company of $0.1 million. The Company incurred issuance costs related to the Jefferies Sales Agreement of $0.2 million, which were recorded as deferred costs. The unamortized amount of deferred costs remaining when the agreement terminated was $0.2 million and was expensed at the time of termination. It is included in selling, general and administrative expenses on the accompanying consolidated statement of operations for the year ended September 30, 2024.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to cost of sales, selling, general and administrative expense and research and development expense based on the award holder’s employment function. We recorded income tax benefits for share-based compensation expense of approximately $2.0 million and $3.1 million during the years ended September 30, 2025 and 2024, respectively. During the years ended September 30, 2025 and 2024 we recorded share-based compensation expenses as follows:

	2025	2024

Selling, general and administrative	$6,146,717	$9,379,533
Research and development	1,965,509	2,860,537
Discontinued operations	(10,049)	1,404,335
Total share-based compensation	$8,102,177	$13,644,405

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to new hires who satisfy the requirements to be granted inducement grants under Nasdaq listing rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of our 2018 Plan. The Company has reserved 400,000 shares of common stock under the Inducement Plan and as of September 30, 2025, 400,000 shares remain available for issuance.

In March 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). On March 13, 2025, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 2.6 million. As of September 30, 2025, 847,183 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). A total of 470,000 shares are authorized for issuance under the 2017 Plan. As of September 30, 2025, 17,546 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company’s 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense of $0.5 million and $1.9 million during the years ended September 30, 2025 and 2024, respectively.

The following table outlines the weighted average assumptions for options granted during fiscal 2025 and 2024:

	2025	2024
Weighted Average Assumptions:
Expected Volatility	114.57%	108.97%
Expected Dividend Yield	0.00%	0.00%
Risk-free Interest Rate	3.95%	4.44%
Expected Term (in years)	6.0	6.0
Fair Value of Options Granted	$4.59	$11.76

During the years ended September 30, 2025 and 2024, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at September 30, 2025:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2024	1,846,269	$45.92
Granted	184,000	5.36
Exercised	—	—
Forfeited	(119,249)	43.22
Outstanding at September 30, 2025	1,911,020	$42.18	5.31	$—
Exercisable at September 30, 2025	1,525,580	$46.93	4.45	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the year ended September 30, 2025 of $3.80, less the respective weighted average exercise price per share at period end.

The Company did not have a significant number of options exercised during fiscal 2025 or 2024 and thus, the total intrinsic value of options exercised and cash received from options exercised were immaterial.

As of September 30, 2025, the Company had unrecognized compensation expense of approximately $2.5 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights

In fiscal 2017, the Company issued stock appreciation rights based on 5,000 shares of the Company’s common stock to an employee that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $9.50. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of September 30, 2025 and 2024, vested stock appreciation rights based on 5,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office and office equipment.

Corporate Headquarters

In June 2021, the Company executed a lease for its new corporate headquarters in Miami, Florida. The Company is leasing approximately 12,000 square feet of office space for an eight year term, which commenced on March 1, 2022. Annual base rent payments are $58.00 per square foot and are subject to a 3% annual escalation. Based on the terms of the lease agreement, the Company paid a security deposit of approximately $117,000, which was partially refunded during fiscal 2025.

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

Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for the office equipment leases. The components of the Company’s lease cost were as follows for the years ended September 30, 2025 and 2024:

	2025	2024

Operating lease cost	$744,931	$746,921
Short-term lease cost	10,164	10,164
Variable lease cost	59,353	19,581
Sublease income	—	(15,148)
Total lease cost	$814,448	$761,518

The Company paid cash of $0.8 million for amounts included in the measurement of operating lease liabilities during each of the years ended September 30, 2025 and 2024. The Company’s operating lease ROU assets and related lease liabilities are presented as separate line items on the accompanying consolidated balance sheet as of September 30, 2025 and 2024.

Other information related to the Company’s leases as of September 30, 2025 and 2024 was as follows:

	2025	2024
Operating Leases
Weighted-average remaining lease term	4.4	5.4
Weighted-average discount rate	7.1%	7.1%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

As of September 30, 2025, maturities of lease liabilities were as follows:

Operating
Leases
Fiscal year ended September 30,
2026	$788,467
2027	810,055
2028	831,579
2029	856,526
2030	361,270
Total lease payments	3,647,897
Less imputed interest	(530,933)
Total lease liabilities	$3,116,964

The Company does not have any leases that have not yet commenced as of September 30, 2025.

The lease liabilities presented above do not include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for the office equipment leases. These amounts are not fixed and can fluctuate from year to year.

Note 12 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company entail an inherent risk that product liability claims will be asserted against the Company. The Company has tail product liability insurance coverage for claims arising from the use of products it previously sold. The coverage amount is currently $10.0 million.

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

On August 5, 2025, the Purchaser filed a complaint in the Superior Court of the State of Delaware (Clear Future, Inc. v. Veru Inc., Case No. N25C-08-066 EMD) against the Company (the “Clear Future Lawsuit”), and on October 2, 2025, the Purchaser filed an amended complaint in the Clear Future Lawsuit. The amended complaint alleges that the Company breached certain representations and warranties in the Purchase Agreement for the FC2 Business Sale and otherwise made false representations relating to a customer relationship.  The amended complaint makes claims for fraud, breach of representations and warranties, and a declaratory judgment for indemnification. The amended complaint also alleges that the Company is responsible to indemnify the Purchaser for a pre-closing tax liability. At this time, the Company is unable to estimate potential losses, if any, related to the Clear Future Lawsuit.

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from the ONCO Promissory Notes. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. The agreement resulted in a reduction in research and development expense for the year ended September 30, 2024 of $0.6 million. $2.6 million and $0.9 million is included in accounts payable and $1.4 million and $4.5 million is included in other liabilities related to this agreement (in aggregate, the “Settlement Liablities”) as of September 30, 2025 and 2024, respectively, on the accompanying consolidated balance sheets. Subsequent to September 30, 2025, the Company made a payment of $1.6 million after receipt of a cash payment from ONCO related to the settlement of the ONCO Promissory Notes (see Note 14 for additional information). As of  September 30, 2025, maturities of the Settlement Liabilities were as follows:

Fiscal year ended September 30,
2026	$2,572,961
2027	1,029,397
2028	330,474
Total Settlement Liabilities	$3,932,832

Note 13 – Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of its assets and liabilities, and for net operating loss (NOL) and tax credit carryforwards.

Within the calculation of the Company’s annual effective tax rate the Company has used assumptions and estimates that may change as a result of future guidance, interpretations, and rule-making from the Internal Revenue Service, the SEC, the FASB and/or various other taxing jurisdictions. For example, the Company anticipates that state jurisdictions will continue to determine and announce their conformity to the Tax Cuts and Jobs Act of 2017 (the “TCJA”) which would have an impact on the annual effective tax rate. The Company’s calculations are based on the information available, prepared or analyzed (including computations) in reasonable detail.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2028.

The Company completes a detailed analysis of its deferred income tax valuation allowances on an annual basis or more frequently if information comes to its attention that would indicate that a revision to its estimates is necessary. In evaluating the Company’s ability to realize its deferred tax assets, management considers all available positive and negative evidence on a country-by-country basis, including past operating results, forecasts of future taxable income, and the potential Section 382 limitation on the NOL carryforwards due to a change in control. In determining future taxable income, management makes assumptions to forecast U.S. federal and state operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of the future taxable income in each tax jurisdiction and are consistent with the forecasts used to manage the Company’s business. The Company had a cumulative pretax loss in the U.S. for fiscal 2025 and the two preceding fiscal years. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. Management has projected future pretax losses in the U.S. driven by the investment in research and development and based on our analysis, concluded that a full valuation allowance should be recorded related to federal and state NOL carryforwards as of September 30, 2025. The valuation allowance against U.S. deferred tax assets was increased by $6.5 million during the year ended September 30, 2025. As of September 30, 2025 and 2024 respectively, the Company has recorded a valuation allowance of $75.5 million and $69.0 million against U.S. deferred tax assets. In addition, the Company’s U.K. holding company for the non-U.S. operating companies, PCHC Limited, continues to have a full valuation allowance of $3.2 million as of September 30, 2025 and 2024. Veru Biopharma UK Limited, which was dissolved during fiscal 2025, had a full valuation allowance of $0.4 million as of September 30, 2024.

As of September 30, 2025, the Company had U.S. federal and state NOL carryforwards of approximately $161.8 million and $92.8 million, respectively, for income tax purposes with $28.1 million and $49.5 million, respectively, expiring in fiscal years 2026 to 2044 and $133.7 million and $43.3 million, respectively, which can be carried forward indefinitely. The Company also has U.S. federal research and development tax credit carryforwards of $8.2 million, expiring in fiscal years 2038 to 2045.

Loss from continuing operations was taxed by the following jurisdictions for the years ended September 30, 2025 and 2024:

	2025	2024

Domestic	$(17,100,959)	$(34,984,213)
Foreign	1,419,702	(275,725)
Total	$(15,681,257)	$(35,259,938)

A reconciliation between the effective tax rate and the U.S. statutory rate and the related income tax expense for continuing operations is as follows:

	2025		2024
	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit at U.S. federal statutory rates	$(3,293,064)	21.0%	$(7,404,587)	21.0%
State income tax benefit, net of federal benefits	(517,481)	3.3	(573,327)	1.6
Non-deductible expenses	130,606	(0.8)	3,192	0.0
U.S. research and development tax credit	(563,811)	3.6	655,526	(1.9)
Effect of change in effective tax rate	(1,923,131)	12.3	—	—
Change in valuation allowance	7,085,656	(45.2)	7,214,966	(20.5)
Other, net	(918,775)	5.8	104,230	(0.2)
Income tax expense	$—	—%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$33,977,118	$34,485,560
State net operating loss carryforwards	4,821,234	3,662,406
Foreign net operating loss carryforwards – U.K.	3,153,044	3,510,437
Research and development tax credit carryforward	8,211,696	7,647,885
Research and development expense	11,276,599	8,969,277
Accrued compensation	852,988	911,277
Share-based compensation	12,735,324	10,198,368
Interest expense	2,220,525	2,241,652
Credit loss provision	951,057	885,562
Other, net – U.S.	412,013	385,414
Gross deferred tax assets	78,611,598	72,897,838
Valuation allowance for deferred tax assets	(78,611,598)	(72,502,102)
Net deferred tax assets	—	395,736
Deferred tax liabilities:
Change in fair value of derivative liability	—	(395,736)
Net deferred tax liabilities	—	(395,736)
Net deferred tax asset	$—	$—

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

The Company files tax returns in all appropriate jurisdictions, including foreign, U.S. federal and state tax returns. For the U.S., a tax return may be audited any time within 3 years from filing date or 3 years after an NOL is utilized. The U.S. open tax years are for fiscal 2006 through 2007, fiscal 2015 through fiscal 2019, and fiscal 2022 through fiscal 2024, for which the Company is carrying forward NOLs, which expire in years 2026 through 2038 or are being carried forward indefinitely with no expiration. The fiscal 2025 tax returns have not been filed as of the date of this filing. As of September 30, 2025 and 2024, the Company has no recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No material expense for interest and penalties was recognized for the years ended  September 30, 2025 and 2024.

Note 14 – Sale of ENTADFI

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

On September 29, 2023, the Company entered into an Amendment to the Asset Purchase Agreement (the “Amendment”) providing that the promissory note for the $4.0 million installment of the purchase price due September 30, 2023 would be deemed paid and fully satisfied upon (1) the payment to the Company of the sum of $1.0 million in immediately available funds on September 29, 2023 and (2) the issuance to the Company by October 3, 2023 of 3,000 shares of ONCO Preferred Stock. The Company received payment of $1.0 million on September 29, 2023 and the ONCO Preferred Stock on October 3, 2023, which the Company determined had a fair value as of October 3, 2023 of $0.9 million. The ONCO Preferred Stock was convertible by the Company at any time and from time to time from and after one year from the date of issuance of the ONCO Preferred Stock into that number of shares of the Purchaser’s common stock determined by dividing the stated value of $1,000 per share by the Conversion Price of $0.5254 per share. The ONCO Preferred Stock issued to the Company was initially convertible into an aggregate of approximately 5,709,935 shares of ONCO’s common stock, subject to certain shareholder approval limitations. ONCO agreed in the Amendment to use commercially reasonable efforts to obtain such shareholder approval by December 31, 2023. Shareholder approval was obtained on September 5, 2024. Effective September 24, 2024, ONCO effected a reverse stock split of all the outstanding shares of its issued and outstanding common stock at a ratio of one-for-forty (1:40). Proportional adjustments were made to the number of shares of common stock issuable upon conversion of the ONCO Preferred Stock, such that the ONCO Preferred Stock was convertible into 142,749 shares of ONCO’s common stock. On September 24, 2024, the Company converted all of the ONCO Preferred Stock into 142,749 shares of ONCO Common Stock.

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

The Company and ONCO entered into a Waiver and Amendment No. 1 to the Forbearance Agreement, dated November 26, 2024, that (x) extended the time for the payment by ONCO of the monthly payment of a percentage of its cash receipts referenced above and conditioned the payment of those amounts upon ONCO being able to raise capital of at least $97,000 and (y) increased the percentage of the net proceeds from certain financings payable to the Company from 20% to 25%. The Company and ONCO entered into a Limited Waiver, dated March 31, 2025, to extend the maturity date of the April 2024 Promissory Note to April 14, 2025; the Company and ONCO entered into a Limited Waiver, dated April 23, 2025, to extend the maturity date of the April 2024 Promissory Note to June 30, 2025; the Company and ONCO entered into a Limited Waiver, dated June 30, 2025, to extend the maturity dates of the April 2024 Promissory Note and the September 2024 Promissory Note to July 31, 2025; and the Company and ONCO entered into a Limited Waiver, dated July 31, 2025, to extend the maturity dates of the April 2024 Promissory Note and the September 2024 Promissory Note to August 14, 2025. During August 2025, the Company and ONCO entered into an Amended and Restated Promissory Note increasing the principal amount due under the September 2024 Promissory Note to $5.2 million from $5.0 million, after the Company advanced an additional $0.2 million to ONCO.

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and a warrant to purchase 846,975 shares of ONCO’s common stock (the “Warrant”) (such cash payment, shares of Series D Preferred Stock, and the Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amounts.

The Company had previously determined that it was not probable that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized a gain from the sale of ENTADFI assets as nonrefundable consideration was received. The Company recognized a gain on sale of $10.8 million and  $1.2 million during years ended September 30, 2025 and 2024, respectively, based on the cash and the fair market value of equity instruments received from ONCO during each period. The ONCO Promissory Notes are now settled so no additional gain from additional consideration is expected in future periods.

Note 15 – Loss per Share

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

Note 16 – Employee Benefit Plans

Effective January 1, 2018, the Company established a 401(k) plan in which substantially all U.S. employees are eligible to participate. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. The Company matched employee contributions at a rate of 100% of applicable contributions up to 6% of included compensation. Effective January 1, 2024, the Company paused matching contributions for U.S. employees and effective January 1, 2025, matching contributions for U.S. employees was reinstated at up to 4% of included compensation. Company contributions to the 401(k) plan were approximately $172,000 and $42,000 for the years ended September 30, 2025 and 2024, respectively.

Note 17 - Segments

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the CODM, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s CODM is Mitchell S. Steiner, M.D., our Chairman, President and Chief Executive Officer, who views the Company’s operations as one operating segment, which is focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. The Company does not have revenue, incurs expenses primarily in the U.S., and manages the business activities on a consolidated basis.

The accounting policies of the drug development segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the drug development segment and decides how to allocate resources based on net loss that is also reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as cash, cash equivalents, and restricted cash.

The Company has not generated any product revenue from continuing operations in the current period and expects to continue to incur significant expenses and operating losses for the foreseeable future as the Company advances its product candidates through all stages of development and clinical trials. As such, the CODM uses cash forecast models in deciding how to invest into the drug development segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results, net cash used in operating activities for the period and cash on hand are used in assessing performance of the segment.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended  September 30, 2025 and 2024:

	2025	2024
Operating expenses:
Research and development	$15,588,185	$12,782,167
General and administrative	19,942,747	24,609,801
Total operating expenses	35,530,932	37,391,968

Other segment items:
Gain on sale of ENTADFI® assets	10,780,290	1,222,908
Gain on extinguishment of debt	8,624,778	—
Change in fair value of equity securities	(323,773)	(176,077)
Other income, net	768,380	1,085,199
Net loss from discontinued operations, net of taxes	(7,045,022)	(2,541,488)

Net loss	$(22,726,279)	$(37,801,426)

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the years ended  September 30, 2025 and 2024, net cash used in operating activities was $30.0 million and $21.7 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended  September 30, 2025 and 2024:

	2025	2024

Cash, cash equivalents and restricted cash	$15,794,562	$24,916,285

Note 18 - Subsequent Events

Equity Offering

On October 31, 2025, we completed an underwritten public offering of (i) 1,400,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 7,000,000 shares of our common stock, each representing the right to purchase one share of common stock at an exercise price of $0.001, in lieu of common stock, (iii) accompanying Series A warrants to purchase up to 8,400,000 shares of our common stock at an exercise price of $3.00, and (iv) accompanying Series B warrants to purchase up to 8,400,000 shares of our common stock at an exercise price of $3.00, at a combined public offering price of $3.00 per share of common stock, accompanying Series A warrant and accompanying Series B warrant.

Net proceeds to the Company from this offering were approximately $23.4 million, after deducting the underwriting discounts and commissions and estimated costs payable by the Company. All of the securities in the offering were sold by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606).