Form 10-Q
period 2025-12-31
VERU INC.
filed 2026-02-11
CIK 863894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 6, 2026, the registrant had 16,050,320 shares of $0.01 par value common stock outstanding.

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
●

risks inherent in doing business on an international level, including currency risks, tariffs, regulatory requirements, political risks, export restrictions and other trade barriers, and including restrictions on the importation or sale of drug products;

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

These factors are not exhaustive. All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Part I, Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Additional factors that we do not yet know of or that we currently think are immaterial may also impair our business operations, and new risk factors may emerge from time to time.  It is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report except as required by applicable law.

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$32,991,417	$15,794,562
Investments in equity securities	2,405,227	2,525,305
Prepaid expenses and other current assets	1,410,072	595,251
Total current assets	36,806,716	18,915,118
Property and equipment, net	336,615	364,808
Operating lease right-of-use assets	2,613,920	2,746,014
Goodwill	6,878,932	6,878,932
Other assets	930,847	930,847
Total assets	$47,567,030	$29,835,719

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,516,138	$3,121,448
Accrued compensation	4,546,621	3,510,237
Accrued expenses and other current liabilities	300,351	394,529
Operating lease liability, short-term portion	764,590	758,946
Total current liabilities	7,127,700	7,785,160
Operating lease liability, long-term portion	2,212,767	2,358,018
Other liabilities	1,102,522	1,359,871
Total liabilities	10,442,989	11,503,049

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; no shares issued and outstanding at December 31, 2025 and September 30, 2025	—	—
Common stock, par value $0.01 per share; 308,000,000 shares authorized, 16,268,690 and 14,868,690 shares issued and 16,050,320 and 14,650,320 shares outstanding at December 31, 2025 and September 30, 2025, respectively	162,687	148,687
Additional paid-in-capital	367,396,452	343,286,502
Accumulated other comprehensive loss	—	—
Accumulated deficit	(322,628,493)	(317,295,914)
Treasury stock, 218,370 shares, at cost	(7,806,605)	(7,806,605)
Total stockholders' equity	37,124,041	18,332,670
Total liabilities and stockholders' equity	$47,567,030	$29,835,719

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2025	2024
Operating expenses:
Research and development	$1,344,182	$5,716,830
General and administrative	4,079,833	5,227,113
Total operating expenses	5,424,015	10,943,943

Gain on sale of ENTADFI® assets	—	695,216

Operating loss from continuing operations	(5,424,015)	(10,248,727)

Non-operating income (expenses):
Gain on extinguishment of debt	—	8,624,778
Change in fair value of equity securities	(120,078)	(349,078)
Other income, net	211,514	163,124
Total non-operating income	91,436	8,438,824

Net loss from continuing operations	(5,332,579)	(1,809,903)
Net loss from discontinued operations, net of taxes	—	(7,135,444)
Net loss	$(5,332,579)	$(8,945,347)

Net loss from continuing operations per basic and diluted common shares and pre-funded warrants outstanding	$(0.26)	$(0.12)
Net loss from discontinued operations per basic and diluted common shares and pre-funded warrants outstanding	$0.00	$(0.49)
Net loss per basic and diluted common shares and pre-funded warrants outstanding	$(0.26)	$(0.61)

Basic and diluted weighted average common shares and pre-funded warrants outstanding	20,311,190	14,638,392

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Treasury
	Common Stock		Paid-in	Comprehensive	Accumulated	Stock,
	Shares	Amount	Capital	Loss	Deficit	at Cost	Total

Balance at September 30, 2025	14,868,690	$148,687	$343,286,502	$—	$(317,295,914)	$(7,806,605)	$18,332,670
Share-based compensation	—	—	757,605	—	—	—	757,605
Shares issued in connection with public offering of common stock, warrants, and pre-funded warrants, net of fees and costs	1,400,000	14,000	23,352,345	—	—	—	23,366,345
Net loss	—	—	—	—	(5,332,579)	—	(5,332,579)
Balance at December 31, 2025	16,268,690	$162,687	$367,396,452	$—	$(322,628,493)	$(7,806,605)	$37,124,041

Balance at September 30, 2024	14,856,762	$148,568	$335,125,903	$(581,519)	$(294,569,635)	$(7,806,605)	$32,316,712
Share-based compensation	—	—	2,674,105	—	—	—	2,674,105
Release of cumulative foreign currency translation adjustment to discontinued operations	—	—	—	581,519	—	—	581,519
Net loss	—	—	—	—	(8,945,347)	—	(8,945,347)
Balance at December 31, 2024	14,856,762	$148,568	$337,800,008	$—	$(303,514,982)	$(7,806,605)	$26,626,989

See notes to unaudited condensed consolidated financial statements.

VERU INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(5,332,579)	$(8,945,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,193	64,870
Noncash change in right-of-use assets	132,094	199,580
Noncash interest expense, net of interest paid	—	(168,556)
Gain on extinguishment of debt	—	(8,624,778)
Loss on sale of FC2 business	—	4,204,435
Gain on sale of ENTADFI® assets	—	(695,216)
Share-based compensation	757,605	2,674,105
Deferred income taxes	—	(1,915)
Change in fair value of derivative liabilities	—	3,138,316
Change in fair value of equity securities	120,078	349,078
Other	—	(72,831)
Changes in current assets and liabilities:
Increase in accounts receivable	—	(657,253)
Decrease in inventories	—	863,928
Increase in prepaid expenses and other assets	(814,821)	(511,038)
Decrease in accounts payable	(1,862,659)	(1,282,454)
Increase (decrease) in accrued expenses and other liabilities	942,206	(1,643,235)
Decrease in operating lease liabilities	(139,607)	(224,676)
Net cash used in operating activities	(6,169,490)	(11,332,987)

INVESTING ACTIVITIES
Proceeds from sale of FC2 business, net of costs	—	16,157,965
Cash proceeds from sale of ENTADFI® assets	—	695,216
Proceeds from sale of equity securities	—	393,217
Capital expenditures	—	(1,083)
Net cash provided by investing activities	—	17,245,315

FINANCING ACTIVITIES
Payment on extinguishment of residual royalty agreement liabilities	—	(4,221,611)
Proceeds from sale of shares in public offering, net of commissions and costs	23,366,345	—
Net cash provided by (used in) financing activities	23,366,345	(4,221,611)

Net increase in cash, cash equivalents, and restricted cash	17,196,855	1,690,717
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,794,562	24,916,285
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$32,991,417	$26,607,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$332,826

See notes to unaudited condensed consolidated financial statements.

VERU INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements for Veru Inc. (“we,” “our,” “us,” “Veru” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The accompanying condensed consolidated balance sheet as of September 30, 2025 has been derived from our audited financial statements. The unaudited condensed consolidated statements of operations and cash flows for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending September 30, 2026.

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

Principles of consolidation and nature of operations: Veru Inc. is referred to in these notes collectively with its subsidiaries as “we,” “our,” “us,” “Veru” or the “Company.” The consolidated financial statements include the accounts of Veru and its wholly owned subsidiaries, Aspen Park Pharmaceuticals, Inc. (APP) and PCHC Limited (formerly known as The Female Health Company Limited). PCHC Limited sold the stock of its wholly owned subsidiary, The Female Health Company (UK) plc effective December 30, 2024, as part of the FC2 Business Sale (see Note 3 for additional information). The Female Health Company (UK) plc and The Female Health Company (UK) plc’s wholly owned subsidiary, The Female Health Company (M) SDN.BHD (the “Malaysia subsidiary”) were included in the consolidated financial statements through December 30, 2024. Veru International Holdco Inc. was a wholly owned subsidiary of the Company and was dissolved in December 2025. Veru International Holdco Inc. did not have any impact on the Company’s operations during the quarter ended December 31, 2025. Veru International Holdco Inc.’s wholly owned subsidiaries, Veru Biopharma Netherlands B.V., Veru Biopharma UK Limited, and Veru Biopharma Europe Limited were dissolved during fiscal 2024 and were included in the consolidated financial statements through the date of dissolution. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company is a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program includes enobosarm, an oral selective androgen receptor modulator, which is being developed as a next generation drug that makes weight reduction by GLP-1 RA drugs more tissue selective for loss of fat and preservation of lean mass, and sabizabulin, a microtubule disruptor, which is being developed for the treatment of inflammation in atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold substantially all of the assets relating to its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom). See Note 3 for additional information. The Company also had ENTADFI® (finasteride and tadalafil) capsules for oral use (ENTADFI), a new treatment for benign prostatic hyperplasia that was approved by the FDA in December 2021. We sold substantially all of the assets related to ENTADFI on April 19, 2023. See Note 15 for additional information. All of the Company’s net revenues during the three months ended December 31, 2024 were derived from sales of FC2 and are included within discontinued operations. The Company had no net revenues during the three months ended December 31, 2025.

Reverse stock split: As described more fully in Note 9, effective August 8, 2025, the Company effected a 1-for-10 reverse stock split for all of its issued and outstanding shares of common stock. All share and per share amounts presented in these consolidated financial statements and accompanying notes and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to shares issued and outstanding, loss per share, and stock options and stock appreciation rights, as well as the dollar amounts of common stock and paid-in-capital, have been retroactively adjusted for all periods presented. There was no change to the total number of shares authorized or par value per share as a result of this reverse stock split.

Other comprehensive loss: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the accompanying unaudited condensed consolidated balance sheets, these items, along with net loss, are components of other comprehensive loss. For the three months ended December 31, 2025 and 2024, comprehensive loss is equivalent to the reported net loss.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within the Company’s fiscal year ending September 30, 2029, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its disclosures.

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

Note 3 – Discontinued Operations

On December 30, 2024, the Company and PCHC Limited (collectively, the “Sellers”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Clear Future, Inc. (the “Purchaser”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Purchaser purchased substantially all of the assets (the “FC2 Business Sale”) related to the Company’s FC2 business, including the stock of The Female Health Company (UK) plc and the Malaysia subsidiary. The Purchaser assumed certain liabilities relating to the FC2 business that are specified in the Purchase Agreement. The transaction closed on December 30, 2024. The Sellers and the Purchaser made customary representations and warranties, and agreed to certain customary covenants, in the Purchase Agreement. Subject to certain exceptions and limitations, each party agreed to indemnify the other for breaches of representations, warranties and covenants and for certain other matters. The Purchase Agreement also specifies that, subject to a $54,000 retention amount, a representations and warranties insurance policy issued to the Purchaser would be the sole and exclusive remedy for breach of representations and warranties (other than certain specified representations and warranties) by the Sellers except in the case of fraud. Pursuant to an Escrow Agreement entered into under the terms of the Purchase Agreement, the $54,000 retention amount is being held in escrow as of December 31, 2025 and is classified as restricted cash, included within cash, cash equivalents, and restricted cash on the accompanying condense consolidated balance sheet.

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement, which included a customary working capital adjustment subsequent to closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale were $16.5 million, which is the $18.0 million purchase price per the Purchase Agreement, net of costs incurred of $1.4 million, and amounts allocated to the related transition services agreement of $150,000 but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million (see Note 8 for additional information). The loss on sale of the FC2 business was $4.1 million, which is the difference between net proceeds of $16.5 million and the total carrying value of the FC2 business of $20.6 million. The carrying value of the FC2 business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million.

The Purchase Agreement contains a provision for an adjustment to the purchase price, including an adjustment based on the working capital of the FC2 business as of the closing date. The Purchaser was required to deliver its purchase price adjustment calculation within 90 days after the closing date. The Purchaser delivered its calculation in April 2025 and we disputed the calculation. This dispute was submitted to an accounting firm for binding resolution, and in September 2025 the accounting firm delivered its final determination, resolving all disputed matters in favor of the Company. As a result of the final determination, the Purchaser paid additional purchase price of approximately $150,000 to us and approximately $300,000 was released from escrow.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the three months ended December 31, 2024. We did not allocate any amounts for shared general and administrative operating support expense to discontinued operations. We did not have any discontinued operations during the three months ended December 31, 2025. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of December 31, 2025 or  September 30, 2025.

The following table presents results of discontinued operations for the three months ended December 31, 2024. There are no amounts included in discontinued operations during the three months ended  December 31, 2025.

	Three Months Ended
	December 31,
	2025	2024

Net revenues	$—	$4,484,591

Cost of sales	—	2,900,514

Gross profit	—	1,584,077

Operating expenses	—	1,101,987

Loss on sale of FC2 business	—	(4,204,435)

Operating loss	—	(3,722,345)

Non-operating expenses:
Interest expense	—	(164,270)
Change in fair value of derivative liabilities	—	(3,138,316)
Other expense, net	—	(31,960)
Total non-operating expenses	—	(3,334,546)

Loss before income taxes	—	(7,056,891)

Income tax expense	—	78,553

Net loss from discontinued operations, net of taxes	$—	$(7,135,444)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating and investing cash flows, which includes net proceeds from the sale of FC2, from discontinued operations for the  three months ended December 31, 2025 and 2024 are comprised of the following:

	Three Months Ended
	December 31,
	2025	2024

Total net cash used in operating activities from discontinued operations	$—	$(325,454)
Total net cash provided by investing activities from discontinued operations	$—	$16,156,882

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

As of December 31, 2025 and September 30, 2025, the Company has investments in equity securities consisting of 3,125 shares of Series D Convertible Preferred Stock (the “ONCO Series D Preferred Stock”) of Onconetix, Inc. (“ONCO”) and a warrant to purchase 846,975 shares of common stock of ONCO (the “ONCO Warrant”). The ONCO Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 15 for additional information. The Company has elected to measure the ONCO Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the ONCO Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the ONCO Series D Preferred Stock and the ONCO Warrant have been determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the ONCO Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of Series D convertible preferred stock and warrants to purchase 4,362,827 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the ONCO Series D Preferred Stock and ONCO Warrant includes a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. The following table summarizes the significant unobservable inputs used in the Monte Carlo Simulations as of December 31, 2025 and September 30, 2025:

Significant Unobservable Input	December 31, 2025	September 30, 2025
ONCO Series D Preferred Stock
Simulation Term (Years)	1.2	1.5
Expected Volatility	68.5%	72.5%
Discount Rate	25.0%	25.0%
Calibration Discount	40.6%	48.6%
ONCO Warrant
Simulation Term (Years)	2.7	3.0
Equity Volatility	70.7%	68.6%
Calibration Discount	40.6%	48.6%

The following table provides a reconciliation of the beginning and ending balance associated with the ONCO Series D Preferred Stock and the ONCO Warrant measured at fair value for the three months ended December 31, 2025 and 2024, which are presented as investments in equity securities on the accompanying consolidated balance sheet:

	Three Months Ended
	December 31,
	2025	2024
ONCO Series D Preferred Stock
Beginning balance	$1,764,318	$—
Additions	—	—
Change in fair value of equity securities	205,097	—
Ending balance	$1,969,415	$—
ONCO Warrant
Beginning balance	$760,987	$—
Additions	—	—
Change in fair value of equity securities	(325,175)	—
Ending balance	$435,812	$—

The Company also had an investment in equity securities consisting of 142,749 shares of common stock of ONCO (the “ONCO Common Stock”), which were sold during the three months ended December 31, 2024 for net proceeds of $0.4 million. The Company recognized a loss from the change in fair value of equity securities related to the ONCO Common Stock of $0.3 million during the three months ended December 31, 2024.

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

Property and equipment consisted of the following at December 31, 2025 and September 30, 2025:

	Estimated	December 31,	September 30,
	Useful Life (in years)	2025	2025
Property and equipment:
Office equipment, furniture and fixtures	3 - 7	$765,911	$765,911
Leasehold improvements	8	199,532	199,532
Total property and equipment		965,443	965,443
Less: accumulated depreciation and amortization		(628,828)	(600,635)
Property and equipment, net		$336,615	$364,808

Depreciation expense was approximately $28,000 and $29,000 for the three months ended December 31, 2025 and 2024, respectively.

Note 7 – Goodwill

The carrying amount of goodwill at December 31, 2025 and September 30, 2025 was $6.9 million. There was no change in the balance during the three months ended December 31, 2025 and 2024.

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

For accounting purposes, the $10.0 million advance under the Credit Agreement was allocated between the Credit Agreement and the Residual Royalty Agreement on a relative fair value basis. A portion of the amount allocated to the Residual Royalty Agreement, equal to the fair value of the respective change of control provisions, was allocated to the embedded derivative liability. The derivative liability was adjusted to fair market value at each reporting period. The loss associated with the change in fair value of the embedded derivatives was included within net loss from discontinued operations on the accompanying consolidated statement of operations for the three months ended December 31, 2024. It was included in discontinued operations because the related debt was required to be repaid as a result of the FC2 Business Sale.

At December 31, 2025 and September 30, 2025, there were no balances remaining related to the Residual Royalty Agreement liability.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares designated as Class A Preferred Stock with a par value of $0.01 per share. There are 1,040,000 shares of Class A Preferred Stock – Series 1 authorized; 1,500,000 shares of Class A Preferred Stock – Series 2 authorized; 700,000 shares of Class A Preferred Stock – Series 3 authorized; and 548,000 shares of Class A Preferred Stock – Series 4 (the “Series 4 Preferred Stock”) authorized. There were no shares of Class A Preferred Stock of any series issued and outstanding at December 31, 2025 and September 30, 2025. The Company has 15,000 authorized shares designated as Class B Preferred Stock with a par value of $0.50 per share. There were no shares of Class B Preferred Stock issued and outstanding at December 31, 2025 and September 30, 2025, and there was no activity during the three months ended December 31, 2025 and 2024.

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

All share and per share amounts presented in these consolidated financial statements and accompanying notes and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to shares issued and outstanding, loss per share, and stock options and stock appreciation rights, as well as the dollar amounts of common stock and paid-in-capital, have been retroactively adjusted for all periods presented. No fractional shares were issued in connection with the reverse stock split. Shareholders who would have otherwise been entitled to receive fractional shares as a result of the reverse stock split received a cash payment in lieu thereof, based on the closing price of the Company’s common stock on  August 7, 2025.

Shelf Registration Statement

In March 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-270606) with a capacity of $200 million, which was declared effective by the SEC on April 14, 2023. As of December 31, 2025, $33.3 million remains available under that shelf registration statement. The shelf registration statement expires on April 14, 2026.

Common Stock

On October 31, 2025, we completed an underwritten public offering of (i) 1,400,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 7,000,000 shares of our common stock, each representing the right to purchase one share of common stock at an exercise price of $0.001, in lieu of common stock, (iii) accompanying Series A warrants to purchase up to 8,400,000 shares of our common stock at an exercise price of $3.00, and (iv) accompanying Series B warrants to purchase up to 8,400,000 shares of our common stock at an exercise price of $3.00, at a combined public offering price of $3.00 per share of common stock, accompanying Series A warrant and accompanying Series B warrant. Net proceeds to the Company from this offering were approximately $23.4 million, after deducting the underwriting discounts and commissions of $1.5 million and costs payable by the Company of $0.3 million. All of the securities in the offering were sold by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-270606). The relative fair value allocated to the common stock, pre-funded warrants, accompanying Series A warrants and accompanying Series B warrants were $1.7 million, $8.4 million, $8.5 million, and $6.7 million, respectively.

Pre-Funded Warrants

The following table summarizes the Company’s pre-funded warrant activity for the three months ended December 31, 2025:

Weighted
	Pre-Funded	Average
	Warrants	Exercise Price

Outstanding at September 30, 2025	—	$—
Issued	7,000,000	$0.001
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at December 31, 2025	7,000,000	$0.001

Warrants

The following table summarizes the Company’s warrant activity, excluding pre-funded warrants, for the three months ended December 31, 2025:

		Weighted
		Average
	Warrants	Exercise Price

Outstanding at September 30, 2025	—	$—
Issued	16,800,000	$3.00
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at December 31, 2025	16,800,000	$3.00

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

During the three months ended December 31, 2025 and 2024, we did not sell any shares under the Lincoln Park Purchase Agreement. Since inception of the Lincoln Park Purchase Agreement through December 31, 2025, we have sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued 80,000 shares of the Company’s common stock to Lincoln Park. The shares of common stock issued as consideration were valued at $1.0 million, based on the closing price per share of the Company’s common stock on the date the shares were issued. This amount and related expenses of $57,000, which total approximately $1.1 million, were recorded as deferred costs. The unamortized deferred costs related to the Lincoln Park Purchase Agreement of $870,000 as of December 31, 2025 and September 30, 2025 are included in other assets on the accompanying unaudited condensed consolidated balance sheets.

Note 10 – Share-based Compensation

We allocate share-based compensation expense to general and administrative expense and research and development expense based on the award holder’s employment function. For the three months ended December 31, 2025 and 2024, we recorded share-based compensation expenses as follows:

	Three Months Ended
	December 31,
	2025	2024

General and administrative	$593,206	$2,004,716
Research and development	164,399	679,438
Discontinued operations	—	(10,049)
Share-based compensation	$757,605	$2,674,105

We have issued share-based awards to employees and non-executive directors under the Company’s approved equity plans. Upon the exercise of share-based awards, new shares are issued from authorized common stock.

Equity Plans

In June 2022, the Company’s board of directors adopted the Company’s 2022 Employment Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Inducement Plan is used exclusively for the issuance of equity awards to certain new hires who satisfied the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The Company reserved 400,000 shares of common stock under the Inducement Plan and as of December 31, 2025, 400,000 shares are available for issuance under the Inducement Plan.

In March 2018, the Company’s stockholders approved the Company's 2018 Equity Incentive Plan (as amended, the “2018 Plan”). On March 13, 2025, the Company’s stockholders approved an increase in the number of shares that may be issued under the 2018 Plan to 2.6 million. As of December 31, 2025, 631,591 shares remain available for issuance under the 2018 Plan.

In July 2017, the Company’s stockholders approved the Company's 2017 Equity Incentive Plan (the “2017 Plan”). A total of 470,000 shares are authorized for issuance under the 2017 Plan. As of December 31, 2025, 16,012 shares remain available for issuance under the 2017 Plan. The 2017 Plan replaced the Company's 2008 Stock Incentive Plan (the “2008 Plan”), and no further awards will be made under the 2008 Plan.

Stock Options

Each option grants the holder the right to purchase from us one share of our common stock at a specified price, which is generally the closing price per share of our common stock on the date the option is issued. Options generally vest on a pro-rata basis on each anniversary of the issuance date within three years of the date the option is issued. Options may be exercised after they have vested and prior to the specified expiry date provided applicable exercise conditions are met, if any. The expiry date can be for periods of up to ten years from the date the option is issued. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions established at that time. The Company accounts for forfeitures as they occur and does not estimate forfeitures as of the option grant date. The Company recognized a reduction in share-based compensation expense for stock options forfeited during the period of $44,000 and $0.3 million during the three months ended December 31, 2025 and 2024, respectively.

The following table outlines the weighted average assumptions for options granted during the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,
	2025	2024
Weighted Average Assumptions:
Expected volatility	116.6%	109.9%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.8%	3.6%
Expected term (in years)	6.0	6.0
Fair value of options granted	$2.20	$6.44

During the three months ended December 31, 2025 and 2024, the Company used historical volatility of our common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company’s recent history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term.

The following table summarizes the stock options outstanding and exercisable at December 31, 2025:

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(years)	Value

Outstanding at September 30, 2025	1,911,020	$42.18
Granted	350,700	$2.55
Exercised	—	$—
Forfeited and expired	(133,574)	$39.28
Outstanding at December 31, 2025	2,128,146	$35.83	5.95	$—
Exercisable at December 31, 2025	1,473,667	$49.16	4.44	$—

The aggregate intrinsic values in the table above are before income taxes and represent the number of in-the-money options outstanding or exercisable multiplied by the closing price per share of the Company’s common stock on the last trading day of the quarter ended December 31, 2025 of $2.14, less the respective weighted average exercise price per share at period end.

As of December 31, 2025, the Company had unrecognized compensation expense of approximately $2.4 million related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.4 years.

Stock Appreciation Rights

In connection with the closing of our acquisition of Aspen Park Pharmaceuticals, Inc. on October 31, 2016 (the “APP Acquisition”), the Company issued stock appreciation rights based on 5,000 and 14,000 shares of the Company’s common stock to an employee and an outside director, respectively, that vested on October 31, 2018. The stock appreciation rights have a ten-year term and an exercise price per share of $9.50, which was the closing price per share of the Company’s common stock as quoted on Nasdaq on the trading day immediately preceding the date of the completion of the APP Acquisition. Upon exercise, the stock appreciation rights will be settled in common stock issued under the 2017 Plan. As of December 31, 2025, vested stock appreciation rights based on 5,000 shares of common stock remain outstanding.

Note 11 – Leases

The Company has operating leases for its office and office equipment. The Company’s leases have remaining lease terms of less than two years to less than five years. Certain of our lease agreements include variable lease payments for common area maintenance, real estate taxes, and insurance or based on usage for certain equipment leases. The Company does not have any leases that have not yet commenced as of December 31, 2025.

The components of the Company’s lease costs were as follows for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31,
	2025	2024
Operating lease cost	$186,233	$186,233
Short-term lease cost	2,541	2,541
Variable lease cost	5,344	1,318
Total lease cost	$194,118	$190,092

The Company paid cash of $194,000 and $188,000 for amounts included in the measurement of operating lease liabilities during the three months ended December 31, 2025 and 2024, respectively.

The Company’s operating lease right-of-use assets and the related lease liabilities are presented as separate line items on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025.

Other information related to the Company’s leases as of December 31, 2025 and September 30, 2025 was as follows:

	December 31,	September 30,
	2025	2025
Operating Leases
Weighted-average remaining lease term (years)	4.2	4.4
Weighted-average discount rate	7.1%	7.1%

The Company’s lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

Note 12 – Contingent Liabilities

The testing, manufacturing and marketing of consumer products by the Company and the clinical testing of our product candidates entail an inherent risk that product liability claims will be asserted against the Company. The Company has tail product liability insurance coverage for claims arising from the use of products it previously sold. The coverage amount is $10.0 million.

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

Resolution of Commercial Dispute

A supplier claimed that we owed approximately $10 million for products and services relating to our efforts to commercialize sabizabulin under an emergency use authorization. We disputed the amount owed and on February 29, 2024, we entered into an agreement with the supplier, which resolves the dispute by modifying the payment terms under the original agreement. The Company agreed to pay $8.3 million, with $2.3 million payable upon execution of the agreement, $3.5 million payable in equal monthly installments over 48 months, and $2.5 million payable (the “Balance”) on or prior to December 31, 2025 out of the proceeds of certain payments that may be received by the Company from ONCO on promissory notes due in April 2024 and September 2024. If all or any portion of the Balance remains unpaid as of December 31, 2025, the Company shall pay the amount of the unpaid Balance in equal monthly installments over 24 months, commencing in January 2026. $1.0 million and $2.6 million is included in accounts payable and and $1.1 million and $1.4 million is included in other liabilities related to this agreement as of December 31, 2025 and September 30, 2025, respectively, on the accompanying condensed consolidated balance sheets.

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

A reconciliation of income tax expense, which is zero as a result of the Company’s full valuation allowance for deferred tax assets, and the amount computed by applying the U.S. statutory rate of 21% to loss from continuing operations is as follows:

	Three Months Ended
	December 31,
	2025	2024

Income tax benefit at U.S. federal statutory rates	$(1,119,841)	$(380,080)
State income tax benefit, net of federal benefit	(175,975)	(29,429)
Non-deductible expenses	1,650	739
U.S. research and development tax credit	(116,757)	(230,797)
Other	8,152	—
Change in valuation allowance	1,402,771	639,567
Income tax expense	$—	$—

Note 14 – Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares and pre-funded warrants outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding warrants, stock options and stock appreciation rights. Due to our net loss for the periods presented, all potentially dilutive instruments were excluded because their inclusion would have been anti-dilutive. See Notes 9 and 10 for a discussion of our potentially dilutive common shares.

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

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO Series D Preferred Stock and the ONCO Warrant to purchase 846,975 shares of ONCO’s common stock (such cash payment, shares of ONCO Series D Preferred Stock, and the ONCO Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amounts. There can be no assurances as to whether and when the Company will be able to receive any cash proceeds from the shares of ONCO Series D Preferred Stock, the ONCO Warrant, or any shares of ONCO’s common stock that the Company might acquire upon conversion of the ONCO Series D Preferred Stock or exercise of the ONCO Warrant.

The Company determined that it was not probable, at the time of the transaction and until the Settlement Agreement was executed, that substantially all of the consideration promised under the Asset Purchase Agreement would be collected. Therefore, the Company recognized the difference between the nonrefundable consideration received and the carrying amount of the assets as a gain. The Company recorded a gain on sale of ENTADFI assets of $0.7 million during the three months ended December 31, 2024, for the nonrefundable consideration received during that period. The ONCO Promissory Notes are now settled so no additional gain from additional consideration is expected in future periods.

Note 16 - Segments

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended December 31, 2025 and 2024:

	2025	2024
Operating expenses:
Research and development	$1,344,182	$5,716,830
General and administrative	4,079,833	5,227,113
Total operating expenses	5,424,015	10,943,943

Other segment items:
Gain on sale of ENTADFI® assets	—	695,216
Gain on extinguishment of debt	—	8,624,778
Change in fair value of equity securities	(120,078)	(349,078)
Other income, net	211,514	163,124
Net loss from discontinued operations, net of taxes	—	(7,135,444)

Net loss	$(5,332,579)	$(8,945,347)

The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the three months ended December 31, 2025 and 2024, net cash used in operating activities was $6.2 million and $11.3 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM as of December 31, 2025 and September 30, 2025:

	2025	2024

Cash, cash equivalents and restricted cash	$32,991,417	$15,794,562

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late clinical stage biopharmaceutical company focused on developing novel medicines for the treatment of cardiometabolic and inflammatory diseases. Our drug development program consists of two late-stage new chemical entities, enobosarm and sabizabulin. Enobosarm, an oral selective androgen receptor modulator (“SARM”), is being developed as a next generation drug that makes weight reduction by GLP-1 RA drugs more tissue selective for loss of fat and preservation of lean mass leading to improved body composition and physical function which is expected to result in clinically meaningful incremental weight reduction versus GLP-1 RA therapy alone. Sabizabulin, a microtubule disruptor, is being developed for the treatment of chronic inflammation related to atherosclerotic cardiovascular disease. On December 30, 2024, the Company sold its FDA-approved commercial product, the FC2 Female Condom® (Internal Condom), for the dual protection against unplanned pregnancy and sexually transmitted infections (the “FC2 Business”).

Obesity Program - Enobosarm

Currently approved GLP-1 RA treatment in patients with obesity exhibits significant weight loss composed of reductions in both fat and lean (muscle) mass. In the scientific literature, 20-50% of the total weight loss was attributable to lean mass (muscle) loss. Older patients who have sarcopenic obesity have both obesity and low muscle mass and are potentially at the greatest risk for developing critically low muscle mass when taking a currently approved GLP-1 RA. We therefore believe there is an urgent unmet need for a drug that prevents the loss of muscle and increases the loss of fat for greater weight loss in at-risk sarcopenic obese and overweight older patients receiving GLP-1 RA for weight reduction.

Enobosarm is being developed as a treatment to preserve muscle and physical function as well as to reduce fat resulting in incremental weight loss in patients with obesity receiving a GLP-1 RA for weight reduction. A Phase 2b, multicenter, double-blind, placebo-controlled, randomized, dose-finding QUALITY clinical trial was conducted to evaluate the safety and efficacy of enobosarm 3mg, enobosarm 6mg, or placebo in 168 patients with obesity (≥60 years of age) receiving semaglutide (Wegovy®) for weight reduction. The primary endpoint was the percent change from baseline in total lean body mass, and the key secondary endpoints were the percent change from baseline in total body fat mass, total body weight, and physical function as measured by stair climb test at 16 weeks. After completing the efficacy dose-assessment portion of the Phase 2b QUALITY clinical trial, the participants continued into a Phase 2b maintenance extension trial where all patients stopped treatment with semaglutide, but continue taking placebo, enobosarm 3mg, or enobosarm 6mg monotherapy in a blinded fashion for 12 additional weeks. The Phase 2b extension clinical trial evaluated whether enobosarm can maintain muscle and prevent the fat and weight regain that generally occurs after discontinuing a GLP-1 RA.

Phase 2b QUALITY Study Results During Active Weight Loss 16 Week Period

In January 2025, the Company announced topline results for the Phase 2b QUALITY clinical trial:

●
Primary endpoint was met with a statistically significant and a clinically meaningful benefit in the preservation of total lean body mass in patients receiving enobosarm 3mg + semaglutide versus placebo + semaglutide at 16 weeks (100% relative reduction in lean mass loss, p<0.001).

●	As for secondary clinical endpoints, enobosarm + semaglutide treatment resulted in dose dependent greater loss of fat mass compared to placebo + semaglutide with the enobosarm 6mg dose having a 42% greater relative loss of fat mass compared to placebo + semaglutide group at 16 weeks (p=0.017) and the enobosarm 3mg dose having a 12% greater fat loss. Although enobosarm + semaglutide significantly preserved lean mass, the additional loss of fat mass caused by enobosarm treatment was able to replace the lean mass preserved to allow a similar net mean weight loss measured by a DXA scan with semaglutide at 16 weeks. Accordingly, the tissue composition of the total weight loss shifted to greater and selective loss of fat with enobosarm treatment with the mean percentage of total body mass loss in the placebo + semaglutide group that was due to lean mass was 34% and estimated fat loss was 66%. In contrast, in the enobosarm 3mg + semaglutide group, the total weight loss due to lean mass was 0% and estimated fat loss was 100%.

●	Physical function was measured by the Stair Climb Test, which is an activity of daily living. Declines in performance measured by Stair Climb Test predicts in older patients a higher risk for mobility disabilities, gait difficulties, falls and bone fractures, hospitalizations, and mortality. As a point of reference, stair climb power declines by -1.38% annually with aging according to Van Roie E. PLOS ONE 14:e0210653, 2019.

○	Phase 2b QUALITY clinical trial is the first human study to demonstrate that older patients who are overweight or have obesity receiving semaglutide GLP-1 RA are at higher risk for accelerated loss of lean mass with physical function decline. A responder analysis was conducted using a greater than 10% decline in stair climb power as the cut off at 16 weeks which represents an approximate 7-to-8-year loss of stair climb power that naturally occurs with aging. In our study, the loss of lean mass mattered as 44.3% of patients on placebo + semaglutide group had at least a 10% decline in stair climb power physical function at 16 weeks.

○	Enobosarm treatment preserved lean mass (muscle) which translated into a reduction in the proportion of patients that had a clinically significant stair climb physical function decline versus subjects receiving semaglutide alone. The all enobosarm 3mg + semaglutide group had a statistically significant and clinically meaningfully 59.8% relative reduction in the proportion of subjects that lost at least 10% stair climb power compared to placebo + semaglutide group (p=0.0006). In enobosarm 6mg + semaglutide, there was a 44.1% relative reduction in the proportion of patients with at least a 10% decline in stair climb power from baseline vs. placebo + semaglutide group (p=0.051).

Enobosarm is a novel drug candidate that improves GLP-1 RA therapy resulting in tissue selective quality weight reduction, that is, enobosarm + semaglutide improved changes in body composition which resulted in more selective and greater loss of adiposity (fat mass) than in subjects receiving placebo + semaglutide alone.

On May 28, 2025, we announced positive topline safety results for the Phase 2b QUALITY clinical study portion during the 16 weeks of active weight loss that showed the enobosarm + semaglutide combination had a positive safety profile compared to semaglutide alone. There were no increases in gastrointestinal side effects, no evidence of drug induced liver injury (as defined by Hy’s law), and no increases in obstructive sleep apnea at any dose of enobosarm compared to placebo (semaglutide alone). There were no adverse events of increases in prostate specific antigen in men. There were no adverse events related to masculinization in women. There were no reports of suicidal ideation observed (Columbia-Suicide Severity Rating Scale). Enobosarm 3mg + semaglutide combination had the added benefit of fewer gastrointestinal side effects (diarrhea, nausea, and gastroesophageal reflux disease) compared to semaglutide alone. There were five non-treatment related serious adverse events equally distributed between the treatment groups.

Phase 2b QUALITY Study Results During the 12 Week Maintenance Extension Period

After completing the efficacy dose-finding and active weight reduction 16 week portion of the Phase 2b QUALITY clinical trial, participants continued into a Phase 2b maintenance extension study where all patients discontinued semaglutide treatment, but continued receiving placebo, enobosarm 3mg, or enobosarm 6mg as monotherapy in a double-blind fashion for 12 weeks.

On June 24, 2025, we announced positive results from the Maintenance Extension portion of the Phase 2b QUALITY clinical study:

As a point of reference, body weight loss at the end of the Phase 2b QUALITY study active weight loss period was similar across treatment groups with the semaglutide + placebo group losing an average of 11.88 lbs. After the 12-week maintenance extension study period where all treatment groups discontinued the use of semaglutide, the placebo monotherapy group regained 43% of body weight that was previously lost during the Phase 2b QUALITY for a mean percent change of 2.57% (5.06 lbs) in body weight, compared to 1.41% (2.73 lbs) for the 3mg enobosarm group (p=0.038) and 2.87% (5.29lbs) for the 6mg enobosarm group. The 3mg enobosarm monotherapy significantly reduced the body weight regained by 46%. On average, the placebo monotherapy group regained 2.27% in fat mass, while the enobosarm monotherapy cohorts had a loss of fat mass of -0.27% for the 3mg and -0.50% for the 6mg doses. The mean tissue composition of body weight regained was 28% fat and 72% lean mass in the placebo group, versus 0% fat and 100% lean mass in both the 3mg and the 6mg enobosarm groups.  By the end of the study at 28 weeks (Day 1 to Day 196), the placebo + semaglutide followed by placebo monotherapy group experienced a loss of lean mass, while both enobosarm + semaglutide followed by enobosarm monotherapy groups (3 mg and 6 mg doses) significantly preserved more than 100% of lean mass (enobosarm 3mg p<0.001 and enobosarm 6mg p=0.004). The enobosarm + semaglutide followed by enobosarm monotherapy patients had a 58% greater loss of fat with enobosarm 3mg (p=0.085) and a 93% greater loss of fat with enobosarm 6mg (p=0.008) compared to placebo + semaglutide followed by placebo monotherapy.

In the double-blind Phase 2b QUALITY clinical trial 12 week maintenance extension period, enobosarm monotherapy had a positive safety profile. After discontinuation of semaglutide, there were essentially no gastrointestinal side effects, no evidence of drug induced liver injury (by Hy’s law), and no increases in obstructive sleep apnea observed at any dose of enobosarm compared to placebo monotherapy. There were no adverse events of increases in prostate specific antigen in men. There were no adverse events related to masculinization in women. There were no reports of suicidal ideation observed (Columbia-Suicide Severity Rating Scale). The proposed Phase 3 clinical program dose of enobosarm 3mg continued to have a positive safety profile in the Phase 2b maintenance extension clinical trial.

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

Development Plan: Planned Clinical Trials

Regulatory Feedback

The regulatory landscape continues to evolve for muscle preservation drugs in the treatment of obesity. Based on FDA feedback on Veru’s clinical development program for enobosarm received in September 2025, the FDA now guides that incremental weight loss with enobosarm added to GLP-1 RA treatment over the GLP-1 RA treatment alone is an acceptable primary endpoint to support approval.

In its feedback, the FDA stated that incremental weight loss with enobosarm of at least a 5% placebo-corrected weight loss at 52 weeks of maintenance treatment alone would support efficacy for approval. Alternatively, if incremental weight loss with enobosarm of <5% is observed at 52 weeks of maintenance treatment with a clinically significant positive benefit, such as clinically beneficial preservation in physical function, a drug in combination with GLP-1 RA may be approvable. Physical function (stair climb assessment) improvement that is linked to a patient reported outcome of mobility/disability would also be acceptable. The FDA stated it may be reasonable to first establish efficacy in older adults who may be at greater risk of harm due to muscle loss, but the development should be expanded to younger patients with obesity. The FDA also confirmed that enobosarm 3mg is an acceptable dosage for future Veru clinical development.

On December 19, 2025, the FDA announced that total hip bone mineral density (BMD) assessed by DXA qualifies as a validated surrogate endpoint for drug development in postmenopausal women with osteoporosis at risk for fracture providing an alternative to fracture endpoints. It has been reported in the scientific literature that GLP-1 RA therapy reduces hip BMD, and recently, the Wegovy FDA label has been updated to include the safety concern of increased risk of hip and pelvic fractures based on the SELECT cardiovascular trial in adults. The SELECT (Semaglutide Effects on Heart Disease and Stroke in Patients With Overweight or Obesity) cardiovascular trial is a completed clinical trial sponsored by Novo Nordisk A/S in over 17,000 subjects. In the SELECT trial, 4-5 times more fractures of the hip and pelvis were reported on Wegovy than on placebo in female patients and patients ages 75 and older. Enobosarm has been shown in published preclinical studies to have anabolic and antiresorptive activity to increase bone mineral density in rat models of postmenopausal women and male osteoporosis.

Clinical Development Strategy

The evolving FDA thinking for the development of muscle preservation drugs for obesity and the critical changes in the current FDA guidance related to the acceptable primary endpoint of incremental weight loss, have necessitated the change in Veru’s clinical development plan. The clinical development program of enobosarm will take advantage of both the FDA regulatory clarity on the acceptable primary endpoint and on enobosarm’s key attributes, preservation of muscle and physical function, and greater selective fat loss (100% fat loss and 0% lean mass weight loss), that were demonstrated in Veru’s Phase 2 QUALITY study. Further, enobosarm’s ability to improve body composition by preserving muscle, losing more fat, and increasing bone mineral density measured by DXA may also take advantage of hip BMD as a validated surrogate primary endpoint.

The Company plans to focus its Phase 2b clinical study in older patients (age ≥ 65 yo) who have the most weight to lose (BMI ≥ 35). The weight loss plateau occurs when the patient with obesity stops losing weight while on a GLP-1 RA. In the SURMOUNT-1 clinical study conducted by Eli Lilly and Company, about 88% of patients with obesity receiving tirzepatide reached the weight loss plateau by 72 weeks. Unfortunately, 62.6% of these patients are still clinically overweight or have obesity at 72 weeks, and almost all of the patients that had a baseline BMI ≥ 35 still had obesity. We believe treatment with semaglutide when combined with enobosarm, will lead to additional fat loss by preserving muscle and physical function. Enobosarm’s ability to directly and indirectly cause additional fat loss is expected to reset the weight loss plateau leading to incremental weight reduction, thereby increasing the number of patients who achieve and maintain a normal weight.

Planned Phase 2b PLATEAU Clinical Study

Veru’s planned Phase 2b PLATEAU clinical trial design is a double-blind, placebo-controlled study to evaluate the effect of enobosarm 3mg on total body weight, fat mass, lean mass and physical function, bone mineral density and safety in approximately 200 older patients (age ≥ 65 yo) who have obesity (BMI ≥ 35) and are initiating semaglutide (Wegovy) GLP-1 RA treatment for weight reduction. The primary efficacy endpoint of the study is the percent change from baseline in total body weight at 68 weeks. An interim analysis will be conducted at 34 weeks to assess the percent change from baseline in lean body mass and fat mass, as measured by DXA scan. The key secondary endpoints are total fat mass, total lean mass, physical function (stair climb test), bone mineral density, and patient reported outcome questionnaires for physical function (SF-36 PF-10, and IWQOL-lite CT physical function), HbA1c, and insulin resistance.

The Phase 2b PLATEAU clinical study is designed to assess the ability of enobosarm treatment to break through the weight loss plateau observed in patients with obesity receiving GLP-1 RA treatment to achieve clinically meaningful incremental weight reduction and preserve muscle mass and physical function by 68 weeks. The clinical study is expected to begin in the first quarter of calendar 2026 and interim analysis is planned for first quarter of calendar 2027.

Based on FDA regulatory feedback and qualification of BMD as a surrogate endpoint, results from the Phase 2b PLATEAU study may have three possible regulatory pathways for approval for enobosarm in combination with the GLP- 1 RA. If incremental weight loss is ≥ 5%, the Phase 3 study could be in patients with obesity with a primary endpoint of total body weight, and key secondary endpoints for prespecified subgroups of physical function in sarcopenic patients (age ≥ 65 yo) with mobility disability and another for BMD in postmenopausal women with osteoporosis.  If the incremental weight loss is < 5%, the Phase 3 study could be in patients with obesity and mobility disability with a primary endpoint of physical function in sarcopenic obesity patients (age ≥ 65 yo) with mobility disability, and a key secondary endpoint could be BMD in a prespecified group of postmenopausal women with osteoporosis.  Alternatively, the Phase 3 study could be in patients with obesity and osteoporosis with a primary endpoint of BMD in postmenopausal women with osteoporosis, and a key secondary endpoint of physical function in sarcopenic patients (age ≥ 65 yo) with mobility disability.

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

We believe there is compelling scientific evidence and rationale to evaluate sabizabulin as a treatment for the inflammation associated with atherosclerotic cardiovascular disease. Sabizabulin is a new molecular entity, small molecule that targets the colchicine binding site on β-tubulin. Like colchicine, sabizabulin inhibits microtubule polymerization and has demonstrated the ability to reduce the most important inflammatory mediators that play a role in the initiation and progression of atherosclerotic CAD. Overall preclinical data from in vitro and in vivo inflammation studies show that sabizabulin treatment suppressed all cytokines and chemokines tested which includes IL-1α, IL-1β, IL-6, IL-8, TNF-α, Interferon-γ, and IP-10 (CXCL-10). In Phase 2 and 3 pulmonary inflammation COVID-19 clinical studies, sabizabulin has demonstrated broad anti-inflammatory activity resulting in a significant reduction in mortality. The safety database consists of 266 dosed patients from the sabizabulin clinical development program comprised of the Phase 2 and Phase 3 studies in hospitalized COVID-19 patients for acute use (149 patients at 9 mg daily for ≤ 21 days), as well as data from the Phase 1b/2 and Phase 3 studies in prostate cancer for chronic use (117 patients treated at up to 32 mg daily for up to 3 years).  Further, because sabizabulin has a different chemical structure than colchicine, it is not a substrate for CYP3A4 and P-glycoprotein thereby potentially eliminating drug-drug interactions concerns associated with colchicine. In contrast to colchicine, sabizabulin has stable pharmacokinetics and low potential for drug-drug interactions; thus, sabizabulin may be administered potentially more safely as a secondary therapy in combination with statin therapy for the reduction of inflammation to slow the progression or promote regression of atherosclerotic cardiovascular disease.

With the FDA’s 2023 approval of colchicine for reducing cardiovascular events in subjects with atherosclerotic cardiovascular disease, we believe a novel clinical pathway is now open to develop anti-inflammatory drugs with a potentially better efficacy and safety profile like sabizabulin as a secondary treatment in combination with lipid lowering statin drugs to prevent and treat atherosclerotic CAD. Consequently, Veru has evolved its drug development strategy for sabizabulin and is exploring the possibility of the clinical development of sabizabulin, a novel oral broad anti-inflammatory agent, for the treatment of inflammation in atherosclerotic cardiovascular disease. The Company’s decision to explore this major cardiometabolic indication was based on the significant unmet medical need to treat inflammation in atherosclerotic cardiovascular disease, the large global market opportunity, current clinical and safety sabizabulin database of 266 patients, high probability of success of the drug’s mechanism of action which is similar to colchicine, and strong intellectual property position.

Development Plan: Planned Clinical Trials.

Veru had a pre-IND meeting with the FDA Division of Cardiology and Nephrology Center for Drug Evaluation and Research on December 26, 2024. The indication for discussion was the use of sabizabulin to slow progression or promote regression of atherosclerotic disease in patients with a history of coronary artery disease. The FDA agreed that there remains an unmet medical need based on disease pathophysiology. Initially, we plan to evaluate sabizabulin in a small Phase 2 dose finding proof of concept study to assess whether sabizabulin reduces blood levels of high sensitivity C-reactive protein, a important measurement of inflammation, in 45 patients with stable CAD following 3 months of treatment. Veru currently has sufficient drug substance to supply the proposed Phase 2 clinical study in patients with stable CAD to measure levels of high sensitivity C-reactive protein.

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

The purchase price for the FC2 Business Sale was $18.0 million in cash, subject to adjustment as set forth in the Purchase Agreement, which included a customary working capital adjustment subsequent to closing based on the amount by which certain working capital items at closing are greater or less than a target set forth in the Purchase Agreement. Net proceeds from the FC2 Business Sale were $16.5 million, which is the $18.0 million purchase price per the Purchase Agreement after purchase price adjustments, net of costs incurred of $1.4 million, and amounts allocated to the related transition services agreement of $150,000 but excluding the change of control payment pursuant to the Residual Royalty Agreement of $4.2 million (see Note 8 to the financial statements included in this report for additional information). The loss on sale of the FC2 Business is $4.1 million, which is the difference between estimated net proceeds of $16.5 million and the total carrying value of the FC2 Business of $20.6 million. The carrying value of the FC2 Business at December 30, 2024 primarily included deferred income tax assets of $12.3 million, accounts receivable of $4.6 million, and inventory of $3.4 million, partially offset by accrued expenses and other current liabilities of $1.5 million. In addition, due to the FC2 Business Sale, liabilities associated with the Residual Royalty Agreement, which totaled $9.9 million at September 30, 2024, were extinguished.

The Purchase Agreement contains a provision for an adjustment to the purchase price, including an adjustment based on the working capital of the FC2 business as of the closing date. The Purchaser was required to deliver its purchase price adjustment calculation within 90 days after the closing date. The Purchaser delivered its calculation in April 2025 and we disputed the calculation. This dispute was submitted to an accounting firm for binding resolution, and in September 2025 the accounting firm delivered its final determination, resolving all disputed matters in favor of the Company. As a result of the final determination, the Purchaser paid additional purchase price of approximately $150,000 to us and approximately $300,000 was released from escrow.

The FC2 Business Sale represented a strategic shift, which had a major effect on our operations and financial results. We have classified all direct revenues, costs and expenses related to the FC2 business within loss from discontinued operations, net of tax, in the condensed consolidated statements of operations for the three months ended December 31, 2024. We did not allocate any amounts for shared general and administrative operating support expense to discontinued operations. The assets and liabilities sold as part of the FC2 Business Sale were written off upon the closing of the FC2 Business Sale, and therefore there are no assets and liabilities of discontinued operations in our condensed consolidated balance sheet as of December 31, 2025 or September 30, 2025.

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

As of September 22, 2025, an aggregate of $8.8 million was payable to the Company under the ONCO Promissory Notes and related amendments. On September 22, 2025, the Company and ONCO entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby the Company agreed to accept a cash payment of $6.3 million, 3,125 shares of ONCO’s Series D Convertible Preferred Stock (the “ONCO Series D Preferred Stock”) and a warrant to purchase 846,975 shares of ONCO’s common stock (the “ONCO Warrant”) (such cash payment, shares of ONCO Series D Preferred Stock, and the ONCO Warrant, collectively, the “Settlement Amount”) in full satisfaction of all amounts due under the ONCO Promissory Notes, as amended by all preceding amendments, forbearance agreements, and waivers, in complete discharge of all obligations thereunder. The ONCO Promissory Notes and the Forbearance Agreement terminated upon payment of the Settlement Amounts. There can be no assurances as to whether and when the Company will be able to receive any cash proceeds from the shares of ONCO Series D Preferred Stock, the ONCO Warrant, or any shares of ONCO’s common stock that the Company might acquire upon conversion of the ONCO Series D Preferred Stock or exercise of the ONCO Warrant.

Consolidated Operations:

Operating Expenses.  Conducting research and development is central to our drug development programs. The Company has several products under development and management routinely evaluates each product in its portfolio of products. Advancement is limited to available working capital and management’s understanding of the prospects for each product. If future prospects do not meet management’s strategic goals, advancement may be discontinued. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $1.3 million and $5.7 million for the three months ended December 31, 2025 and 2024, respectively. We expect to continue investing significant resources in research and development in the future due to advancement of our drug candidates.

Results of Operations

THREE MONTHS ENDED December 31, 2025 COMPARED TO THREE MONTHS ENDED December 31, 2024

Research and development expenses decreased to $1.3 million in the three months ended December 31, 2025 from $5.7 million in the same period in fiscal 2024. The decrease in research and development expenses is due primarily to the wind down of the Company’s Phase 2b QUALITY clinical study for enobosarm as a treatment to augment fat loss and to prevent muscle loss, which was completed during fiscal 2025. The Company is preparing for, but has not yet initiated, the Phase 2b PLATEAU clinical study. Personnel costs also decreased due primarily to reduced share-based compensation expense.

General and administrative expenses were $4.1 million in the three months ended December 31, 2025, which is a  decrease from $5.2 million in the three months ended December 31, 2024. The decrease is due primarily to a reduction in corporate personnel costs, due to reduced share-based compensation expense of $1.4 million.

Gain on extinguishment of debt of $8.6 million was recognized during the three months ended December 31, 2024, related to the termination of the Residual Royalty Agreement, in connection with the FC2 Business Sale. The gain was the difference between the change of control payment of $4.2 million and the net carrying amount of the extinguished debt of $12.8 million, which included an embedded derivative for the change of control provision at fair value of $4.7 million.

The Company recorded a gain on sale of ENTADFI assets of  $0.7 million in the three months ended December 31, 2024. The Company recognized a gain on sale of ENTADFI assets as nonrefundable consideration was received from the ONCO Promissory Notes. The ONCO Promissory Notes are now settled so no additional gain from additional consideration is expected in future periods. Refer to Note 15 to the financial statements included in this report for additional information.

The Company recorded a net loss from discontinued operations, net of taxes, related to the FC2 business of  $7.1 million for the three months ended December 31, 2024. The net loss from discontinued operations during the three months ended December 31, 2024 is attributable to the operations of the FC2 business during that period and the recognition of the loss on sale of FC2, initially estimated as $4.2 million for the three months ended December 31, 2024 and adjusted to $4.1 million in a subsequent quarter during fiscal 2025. The Company did not recognize any income or loss related to the FC2 business during the three months ended December 31, 2025.

Liquidity and Sources of Capital

Liquidity

Our cash, cash equivalents, and restricted cash on hand at December 31, 2025 was $33.0 million, compared to $15.8 million at September 30, 2025. Restricted cash included in this balance is $0.1 million at each of December 31, 2025 and September 30, 2025. At December 31, 2025, the Company had working capital of $29.7 million and stockholders’ equity of $37.1 million compared to working capital of $11.1 million and stockholders’ equity of $18.3 million as of September 30, 2025. The increase in working capital is primarily due to an increase in cash, cash equivalents, and restricted cash of $17.2 million and a decrease in accounts payable of $1.6 million.

The Company is not profitable and has had negative cash flow from operations. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of the financial statements included in this report are insufficient for the Company to fund operating, investing and financing cash flow needs for the twelve months subsequent to the issuance date of the financial statements included in this report. To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing transactions and/or other capital sources. Additional capital may not be available at such times and in such amounts as needed by us to fund our activities on a timely basis. The Company’s future capital requirements will depend on many factors. See Part I, Item 1A, “Risk Factors - Risks Related to Our Financial Position and Need for Capital” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for a description of certain risks that will affect our future capital requirements.

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

Operating activities

Operating activities used cash of $6.2 million in the three months ended December 31, 2025. Cash used in operating activities included net loss of $5.3 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $1.0 million and changes in operating assets and liabilities resulting in a decrease of $1.9 million. Adjustments to net loss primarily consisted of $0.8 million for share-based compensation. The decrease in cash from changes in operating assets and liabilities primarily included a decrease in accounts payable of $1.9 million and an increase in prepaid expenses and other current assets of $0.8 million, partially offset by an increase in accrued expenses and other liabilities of $0.9 million.

Operating activities used cash of $11.3 million in the three months ended December 31, 2024. Cash used in operating activities included net loss of $8.9 million, adjustments to reconcile net loss to net cash used in operating activities totaling an increase of $1.1 million and changes in operating assets and liabilities resulting in a decrease of $3.5 million. Adjustments to net loss primarily consisted of $4.2 million for the loss on sale of the FC2 business, $3.1 million for the change in fair value of derivative liabilities, and $2.7 million of share-based compensation, partially offset by the gain on extinguishment of debt of $8.6 million. The decrease in cash from changes in operating assets and liabilities included a decrease in accrued expenses and other current liabilities of $1.6 million, a decrease in accounts payable of $1.3 million and an increase in accounts receivable of $0.7 million. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total operating cash flows of discontinued operations for the three months ended December 31, 2024 are outflows of $0.3 million.

Investing activities

The Company did not have cash flows from investing activities in the three months ended December 31, 2025.

Net cash provided by investing activities was $17.2 million during the three months ended December 31, 2024, and consisted of net proceeds of $16.2 million from the sale of the FC2 business, proceeds of $0.7 million from the sale of ENTADFI assets, and proceeds of $0.4 million from the sale of equity securities. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Total investing cash flows of discontinued operations for the three months ended December 31, 2024 are inflows of $16.2 million, which includes net proceeds from the sale of the FC2 business.

Financing activities

Net cash provided by financing activities in the three months ended December 31, 2025 was $23.4 million, which consisted of proceeds from the sale of common stock and warrants in an underwritten public offering, net of commissions and costs, of $23.4 million.

Net cash used in financing activities in the three months ended December 31, 2024 was $4.2 million, which represented a change of control payment of $4.2 million to SWK pursuant to the Residual Royalty Agreement, which terminated the Residual Royalty Agreement and extinguished the related debt.

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

Excluding the change of control payment, the Company made total payments under the Residual Royalty Agreement of $0.3 million during the three months ended December 31, 2024. The Company is not required to make any additional payments under the Residual Royalty Agreement.

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

During the three months ended December 31, 2025 and 2024, we did not sell any shares under the Lincoln Park Purchase Agreement. Since inception of the Lincoln Park Purchase Agreement through December 31, 2025, we have sold 302,500 shares of common stock to Lincoln Park resulting in proceeds to the Company of $3.1 million.

Fair Value Measurements

The Company has investments in equity securities consisting of the ONCO Series D Preferred Stock and the ONCO Warrant as of December 31, 2025 and September 30, 2025. The ONCO Series D Preferred Stock and the ONCO Warrant were received on September 22, 2025 as a settlement of the ONCO Promissory Notes. See Note 15 to the financial statements included in this report for additional information. The Company has elected to measure the ONCO Series D Preferred Stock and the ONCO Warrant at fair value in accordance with ASC 825. The investments in the ONCO Series D Preferred Stock and the ONCO Warrant are classified within Level 3 of the fair value hierarchy because there is no market for these types of securities and the fair value is determined using significant unobservable inputs. The fair value of the ONCO Series D Preferred Stock and the ONCO Warrant have been determined using a Monte Carlo simulation model. This valuation model incorporates the contractual terms of the instruments and assumptions including the stock price of ONCO Common Stock, expected volatility, and a selected discount rate. Additionally, the ONCO Series D Preferred Stock and the ONCO Warrant were issued by ONCO as part of a Securities Purchase Agreement, which included the sale of 16,099 shares of Series D convertible preferred stock and warrants to purchase 4,362,827 shares of ONCO Common Stock to eleven institutional investors, for an aggregate purchase price of $12.9 million. The valuation of the ONCO Series D Preferred Stock and ONCO Warrant includes a calibration discount to the proceeds of the original transaction, which was done at arms’ length. The assumptions used in calculating the fair value of the financial instruments represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the use of different estimates or assumptions would result in a higher or lower fair value and different amounts being recorded in the Company’s financial statements. Material changes in any of these inputs could result in a significantly higher or lower fair value measurement at future reporting dates, which could have a material effect on our results of operations. See Note 4 to the financial statements included in this report for additional information.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 12, Contingent Liabilities, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company’s business disclosed in Part I, Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (1) the Unaudited Condensed Consolidated Balance Sheets, (2) the Unaudited Condensed Consolidated Statements of Operations, (3) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (4) the Unaudited Condensed Consolidated Statements of Cash Flows and (5) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

DATE: February 11, 2026

/s/ Mitchell S. Steiner

Mitchell S. Steiner

Chairman, Chief Executive Officer and President

DATE: February 11, 2026

/s/ Michele Greco

Michele Greco

Chief Financial Officer and Chief Administrative Officer